Form 10-Q
period 1995-03-31
PREMIER PARKS INC
filed 1995-05-11
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q

          X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                for Quarterly Period Ended March 31, 1995

                                   -OR-
                Transaction Report Pursuant to Section 13 or 15(d)
                of the Securities And Exchange Act of 1934
                for the transaction period from         to
________________________________________________________________________

Commission File Number                         0-6066
________________________________________________________________________

                            Premier Parks Inc.
________________________________________________________________________
     (Exact name of registrant as specified in its charter)

  Delaware                                                    73-6137714
________________________________________________________________________
(State of other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

      11501 Northeast Expressway, Oklahoma City, OK  73131
________________________________________________________________________
            (Address of principal executive offices, Zip Code)

                           (405) 478-2414
________________________________________________________________________
     (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    At March 31,1995, Premier Parks Inc. had outstanding 16,860,607 shares of common stock, par value $.01 per share.

                        PREMIER PARKS INC.
                              Index

PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets

  Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1995 and 1994
  (unaudited)

  Consolidated Statements of Operations
  Three Months Ended March 31, 1995 and 1994
  (unaudited)

  Notes to Financial Statements

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

PART II.  OTHER INFORMATION.

  Items 1 through 5 have been omitted since the items are inapplicable.

  Item 6.  Exhibits.

Signatures

PART I.  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                             PREMIER PARKS INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  March 31,      December 31,
                                                     1995            1994
                                                 (Unaudited)       (Audited)
                                                 -----------     ------------
ASSETS

Current assets
   Cash and cash equivalents                  $     2,100,862  $    1,365,728
   Accounts receivable                                922,605         869,796
   Inventories                                      1,109,168       1,017,791
   Prepaid expenses                                   775,772         765,200
                                              ---------------  --------------
      Total current assets                          4,908,407       4,018,515

Other assets
   Investment in and advances to a partnership, at equity:
      229 East 79th Street Associates LP            1,127,119       1,123,708
   Deferred charges                                   405,379         428,608
   Deposits                                            77,132       1,107,732
   Other                                              286,197         288,143
                                              ---------------  --------------
      Total other assets                            1,895,827       2,948,191

Property and equipment, at cost                    47,303,633      44,841,784
   Less accumulated depreciation                    6,825,232       6,269,852
                                              ---------------  --------------
      Total property and equipment                 40,478,401      38,571,932

      Total assets                            $    47,282,635  $   45,538,638
                                              ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses      $     1,695,197  $    1,281,061
   Accrued interest payable                           123,704         101,857
   Current portion of long-term debt                1,239,451       1,239,160
   Current portion of long-term debt -
      related parties                                 200,000         200,000
   Revolving credit facility                        3,500,000               0
   Current portion of capitalized
      lease obligations                               452,645         452,645
                                              ===============  ==============
      Total current liabilities                     7,210,997       3,274,723

Long-term debt and capitalized lease obligations
   Capitalized lease obligation                     1,419,924       1,419,924
   Long-term debt - unrelated parties:
      Senior subordinated notes                     1,240,000       1,240,000
      Term notes                                   11,885,289      11,901,080

   Long-term debt - related parties:
      Senior subordinated notes                     5,760,000       5,760,000
      Junior subordinated loan                      1,895,000       1,895,000
                                               --------------  --------------
      Total long-term debt and capitalized
         lease obligations                         22,200,213      22,216,004
Deferred income taxes                               1,043,305       1,913,900
                                               --------------  --------------

      Total liabilities                            30,454,515      27,404,627
                                               --------------  --------------

Stockholders' equity
   Common stock                                       169,923         169,923
   Capital in excess of par                        50,572,978      50,572,978
   Accumulated deficit                            (33,226,015)    (31,920,123)
                                               --------------  --------------
                                                   17,516,887      18,822,778
   Less treasury stock at cost                        688,767         688,767
                                               --------------  --------------
      Total stockholders' equity                   16,828,120      18,134,011
                                               --------------  --------------
      Total liabilities and
         stockholders' equity                 $    47,282,635  $   45,538,638
                                              ===============  ==============

                             PREMIER PARKS INC
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (UNAUDITED)

                                                        1995          1994
                                                        ----          ----
Cash flow from operating activities:
Net loss                                         $  (1,305,892) $  (1,760,958)

Adjustments to reconcile net loss to net cash
provided by operating activities
   Depreciation and amortization                       557,326        687,061
   Amortization of discount on issuance
      costs of debt                                     23,229         14,291
   Equity in losses of partnerships                     19,389         25,408
   (Increase) in accounts receivable                   (52,810)      (194,615)
   (Decrease) in deferred income taxes                (870,595)    (1,279,264)
   (Increase) in inventories and prepaid
      expenses                                        (101,949)      (116,027)
   (Increase) decrease in other assets
      and deposits                                   1,030,600        (15,917)
   Increase in accounts payable and
      accrued expenses                                 414,137      1,212,219
   Increase in accrued interest payable                 21,847         26,319
                                                 -------------  -------------
        Total adjustments                            1,041,174        301,568
                                                 -------------  -------------
        Net cash (used in) operating activities       (264,717)    (1,459,390)
                                                 -------------  -------------
Cash flow from investing activities:
   Additions to property and equipment              (2,461,849)    (2,822,097)
   Investments in and advances to partnerships         (22,800)       (30,960)
                                                 -------------  -------------
        Net cash (used in) investing activities     (2,484,649)    (2,853,057)

Cash flow from financing activities:
   Repayment of long-term debt                         (15,500)       (12,500)
   Proceeds from borrowings                          3,500,000      4,500,000
                                                 -------------  -------------
        Net cash provided by financing activities    3,484,500      4,487,500
                                                 -------------  -------------
        Increase in cash and cash equivalents          735,134        175,053

Cash and cash equivalents at beginning of period     1,365,728      3,025,859
                                                 -------------  -------------
Cash and cash equivalents at end of period       $   2,100,862 $    3,200,912
                                                 ============= ==============

                             PREMIER PARKS INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31,1995 AND 1994
                                (UNAUDITED)

                                                         1995          1994
Revenue:
  Theme parks                                    $   1,570,321  $    359,029
  Equity in (loss) of partnership                      (19,389)      (25,408)
  Interest and other                                     4,074         7,417
                                                 -------------  ------------
TOTAL REVENUE                                        1,555,006       341,038

Costs and expenses:
  Operating expenses                                 1,698,150     1,852,731
  Selling, general and administrative                  881,784       687,796
  Cost of products sold                                 11,648        19,476
  Depreciation and amortization                        557,327       443,868
  Interest                                             582,584       377,389
                                                 -------------  ------------
    TOTAL COSTS AND EXPENSES                         3,731,493     3,381,260

    (Loss)  before income taxes                     (2,176,487)   (3,040,222)

Provision for income tax benefit:                     (870,595)   (1,279,264)
                                                 -------------  ------------

    NET (LOSS)                                   $  (1,305,892) $ (1,760,958)
                                                 =============  ============
Per share amounts
                                                 -------------  ------------
    NET (LOSS) PER SHARE                         $       (0.08) $      (0.13)

AVERAGE SHARES OUTSTANDING                          16,992,335    13,276,097
                                                 =============  ============

                           PREMIER PARKS INC.
                      NOTES TO FINANCIAL STATEMENTS
                            March 31, 1995

1. Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 1994 includes additional information about the Company, its operations and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

2. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

3. Results of operations for the three month period ended March 31, 1995 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March  31, 1995 vs. three months ended March  31, 1994

    Loss before income taxes for the three months ended March 31, 1995 aggregated $2.2 million, as compared to loss before taxes of $3.0 million for the comparable three-month period of 1994. The decrease in the loss in the 1995 period was attributable to increased operating revenues in that period, arising primarily from a new season pass program. The increase in operating revenue in the first quarter of 1995 was offset in part by increased depreciation expense in that period arising out of the Company's capital improvement program and additional interest expense due to higher levels of outstanding debt.

    Because of the seasonal nature of the Company's theme park operations most of the Company's revenues are generated from Memorial Day to Labor Day.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

    At March 31, 1995, the Company's indebtedness (including capitalized leases) aggregated $27.6 million, of which approximately $1.9 million matures prior to March 31, 1996, and $3.5 million represents borrowings under the Company's revolving credit facility. Amounts outstanding under this facility must be repaid in full prior to November 1, with reborrowings thereunder permitted commencing in December. The Company anticipates repaying current indebtedness from funds generated from operations.

    The Company continues to implement the capital improvement program for its three parks developed prior to the 1993 season. In connection with this program, the Company estimates that it will expend approximately $5 million prior to the 1995 season. The Company expects to fund this amount from existing cash, funds generated from operations and the proceeds of financings. During the fourth quarter of 1994, the Company consummated a private placement of 3,584,510 shares of its common stock at a purchase price of $1.35 per share. Of the shares issued, 485,437 were issued in satisfaction of $655,340 of indebtedness of the Company. The cash proceeds of approximately $4.184 million have been used to fund improvements to the parks.

    The Company's liquidity could be adversely affected by any event or condition, such as inclement weather that significantly reduces attendance at any of its parks.

PART II.  OTHER INFORMATION

  ITEMS 1 - 5.

     Not applicable

  ITEM 6.

    (a)  Exhibit Number

         27       Financial Data Schedule

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Premier Parks Inc.
                                                   __________________
                                                   (Registrant)


                                                     KIERAN E. BURKE
                                                   Kieran E. Burke
                                                   Chairman/CEO

May 10,1995                                          RICHARD R. WEBB
____________                                       Richard R. Webb
   Date                                            Vice President/Accounting