Form 10-Q
period 1995-06-30
PREMIER PARKS INC
filed 1995-08-10
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q

       X          Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  for Quarterly Period Ended June 30, 1995
                                      -OR-
                  Transaction Report Pursuant to Section 13 or 15(d)
                  of the Securities And Exchange Act of 1934
                  for the transaction period from _________ to________
________________________________________________________________________

Commission File Number                0-9789
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

Yes  X    No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     At June 30, 1995, Premier Parks Inc. had outstanding 16,860,607 shares of common stock, par value $.01 per share.

ITEM 1. FINANCIAL STATEMENTS

                              PREMIER PARKS INC.
                         CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                      1995            1994
                                                    (Unaudited)      (Audited)

ASSETS

Current assets
   Cash and cash equivalents                            $ 1,862,861 $ 1,365,728
   Accounts receivable                                    1,200,878     869,796
   Inventories                                            1,723,112   1,017,791
   Prepaid expenses                                         917,494     765,200

      Total current assets                                5,704,345   4,018,515

Other assets
   Investment in and advances to a partnership, at equity:
      229 East 79th Street Associates LP                  1,123,356   1,123,708
   Deferred charges                                         382,150     428,608
   Deposits                                                  77,132   1,107,732
   Other                                                    284,250     288,143

      Total other assets                                  1,866,888   2,948,191

Property and equipment, at cost                          50,455,007  44,841,784
   Less accumulated depreciation                          7,380,613   6,269,852

      Total property and equipment                       43,074,394  38,571,932

      Total assets                                     $ 50,645,627 $45,538,638

LIABLITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses               $  6,073,342 $ 1,281,061
   Accrued interest payable                                 146,701     101,857
   Current portion of long-term debt                      1,226,098   1,239,160
   Current portion of long-term debt  - related parties     200,000     200,000
   Current portion of revolving credit facility           3,500,000           0
   Current portion of capitalized lease obligations         489,248     452,645
      Total current liabilities                          11,635,389   3,274,723

Long-term debt and capitalized lease obligations
   Capitalized lease obligation                           1,302,593   1,419,924
   Long-term debt - unrelated parties:
      Senior subordinated notes                           1,240,000   1,240,000
      Term notes                                         11,882,090  11,901,080

   Long-term debt - related parties:
      Senior subordinated notes                           5,760,000   5,760,000
      Junior subordinated loan                            1,895,000   1,895,000

      Total long-term debt and capitalized
         lease obligations                               22,079,683  22,216,004

Deferred income taxes                                       667,918   1,913,900


      Total liabilities                                  34,382,990  27,404,627


Stockholders' equity
   Common stock                                             169,923     169,923
   Capital in excess of par                              50,572,978  50,572,978
   Accumulated deficit                                  (33,791,497)(31,920,123)

                                                         16,951,404  18,822,778
   Less treasury stock at cost                              688,767     688,767

      Total stockholder's equity                         16,262,637  18,134,011

      Total liabilities and stockholders' equity        $50,645,627 $45,538,638


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                                PREMIER PARKS INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                    (UNAUDITED)

                                                         1995          1994
  Revenue:
    Theme park admissions                          $   5,675,268  $  3,996,944
    Theme park food, merchandise, and other            3,692,255     3,312,094

       Total revenue                                   9,367,523     7,309,038

  Costs and expenses:
    Operating expenses                                 5,882,948     5,947,817
    Selling, general and administrative                3,239,644     2,443,608
    Cost of products sold                                826,942       799,901
    Depreciation and amortization                      1,110,761       859,076

      Total cost and expenses                         11,060,295    10,050,402

       Income (loss) from operations                  (1,692,772)   (2,741,364)

  Other income (expense)
    Interest expense, net                             (1,383,353)   (1,081,090)
    Equity in loss of partnership                        (38,912)      (36,566)
    Other income                                              81            60
       Total other income (expense)                   (1,422,184)   (1,117,596)

       (Loss)  before income taxes                    (3,114,956)   (3,858,960)

  Provision for income tax (benefit) expense:         (1,243,582)   (1,543,584)

       NET (LOSS)                                  $  (1,871,374) $ (2,315,376)

  Per share amounts

       NET (LOSS) PER SHARE                                (0.11)        (0.17)

  AVERAGE SHARES OUTSTANDING                          16,860,607    13,276,097



ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                              PREMIER PARKS INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (UNAUDITED)

                                                         1995          1994
  Revenue:
    Theme park admissions                          $   4,688,107  $  3,996,944
    Theme park food, merchandise, and other            3,109,095     2,953,065

       Total revenue                                   7,797,202     6,950,009

  Costs and expenses:
    Operating expenses                                 4,184,798     4,095,086
    Selling, general and administrative                2,357,860     1,755,812
    Cost of products sold                                815,294       780,425
    Depreciation and amortization                        553,434       429,499

      Total cost and expenses                          7,911,386     7,060,822

       Income (loss) from operations                    (114,184)     (110,813)

  Other income (expense)
    Interest expense, net                               (804,843)     (696,767)
    Equity in loss of partnership                        (19,523)      (11,158)
    Other income                                              81             0
       Total other income (expense)                     (824,285)     (707,925)

       (Loss)  before income taxes                      (938,469)     (818,738)

  Provision for income tax (benefit) expense:           (372,988)     (264,320)

       NET (LOSS)                                  $    (565,482) $   (554,418)

  Per share amounts

       NET (LOSS) PER SHARE                                (0.03)        (0.04)

  AVERAGE SHARES OUTSTANDING                          16,860,607    13,276,097




ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                                PREMIER PARKS INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                      SIX MONTHS ENDED  JUNE 30, 1995 AND 1994
                                   (UNAUDITED)

                                                          1995          1994

Cash flow from operating activities
Net loss                                             $  (1,871,374)$ (2,315,376)

Adjustments to reconcile net income to net cash
provided by operating activities
   Depreciation and amortization                         1,110,761      859,076
   Amortization of discount on debt                         50,351       43,451
   Equity in losses of partnerships                         38,912       36,566
   Gain on sale of assets                                        0       (8,531)
   Increase  in notes and accounts                        (331,082)    (866,787)
      receivable and accrued interest
   Decrease  in deferred income taxes                   (1,245,982)  (1,543,584)
   Increase in inventories and prepaid expenses           (857,615)    (946,051)
   Decrease in other                                     1,030,600      160,915
   Increase  in accounts payable and accrued expenses    3,977,281    3,126,061
   Increase in accrued interest payable                     44,844       86,016
   Payments of issuance costs                                    0      (73,906)

        Total adjustments                                3,818,070      873,226

        Net cash provided by (used in)
           operating activies                            1,946,696   (1,442,150)

Cash flow from investing activities
   Proceeds from the sale of equipment                           0       14,000
   Additions to property and equipment                  (4,798,223)  (7,923,273)
   Increase in investments in and advances
       to partnerships                                     (38,560)     (53,160)

        Net cash (used in) investing activities         (4,836,783)  (7,962,433)

Cash flow from financing activities
   Repayment of long-term debt                            (169,280)     (68,802)
   Proceeds from borrowings                              3,556,500    8,965,276

        Net cash provided by financing activities        3,387,220    8,896,474

        Increase (decrease) in cash and cash equivalents   497,133     (508,109)

Cash and cash equivalents at beginning of period         1,365,728    3,025,859

Cash and cash equivalents at end of period           $   1,862,861 $  2,517,750



PART I - FINANCIAL INFORMATION (Continued)

  Item 1  Financial Statements (Continued)
  ________________________________

                                PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995


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

3. Results of operations for the six month and three month periods ended June 30, 1995 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.




  Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
  _______________________________________________

RESULTS OF OPERATIONS

Six months ended June  30, 1995 vs. six months ended June  30, 1994

     Loss before income taxes for the six months ended June 30, 1995 aggregated $3.1 million, as compared to loss before taxes of $3.9 million for the comparable six month period of 1994. The decrease in the loss in the 1995 period was attributable to increased operating revenues in that period, arising primarily from a new season pass program, as well as an increase in overall attendance to the parks. The increase in operating revenue in the second quarter was offset in part by the increased depreciation expense in that period arising out of the Company's capital improvement program, additional interest expense due to higher levels of outstanding debt and an increase in the interest rates, and larger advertising expense incurred earlier than the previous year.

     Revenue. Revenues increased 28.2% from 7.3 million in the first six months of 1994 to $9.4 million in the first six months of 1995. This increase in revenues is primarily attributable to a substantial increase in season pass sales at Frontier City and White Water Bay due to a new combined season pass program and the effect of these season pass revenues, and increased attendance at the Company's three theme parks.

     Operating Expenses. Operating expenses decreased 1.1% from $5.95 million in the first six months of 1994 to $5.88 million in the first six months of 1995.

     Selling, General and Administrative. Selling, general and administrative increased 32.6% from $2.4 million in the first six months of 1994 to $3.2 million in the comparable period of 1995 primarily due to a 30.6% increase in marketing and advertising expenses. Most of such increase was incurred at Adventure World as part of the advertising campaign designed to promote public awareness of the new Mind Eraser roller coaster, and a lesser portion of such increase was incurred in connection w ith the promotion of the new combined season pass program at Frontier City and White Water Bay.

     Costs of Products sold. Costs of products sold increased 3.4% from $800,000 in the first six months of 1994 to $827,000 in the first six months of 1995. This increase is a direct result of increased in-park sales at the parks.


Three months ended June 30, 1995 vs. three months ended June 30, 1994

     Loss before income taxes for the three months ended June 30, 1995 aggregated $938,000, as compared to loss before income taxes of $819,000 for the comparable three month period of 1994. The increase in the loss in the 1995 period was attributable to increased depreciation expense arising out of the Company's capital improvement program and additional interest expense due to the increase in outstanding debt.

     Revenue. Revenues increased 12.2% from 6.9 million in the three months ended June 30, 1994 to $7.8 million in the three months ended June 30, 1995. This increase in revenues is primarily attributable to a substantial increase in season pass sales at Frontier City and White Water Bay due to a new combined season pass program and the effect of these season pass revenues, and increased attendance at the Company's three theme parks.

     Operating Expenses. Operating expenses increased 2.2% from $4.1 million in the three months ended June 30, 1994 to $4.2 million in the three months ended June 30, 1995.

     Selling, General and Administrative. Selling, general and administrative increased 34.3% from $1.8 million in the three months ended June 30, 1994 to $2.4 million in the comparable period of 1995 primarily due to a 30.1% increase in marketing a nd advertising expenses. Most of such increase was incurred at Adventure World as part of the advertising campaign designed to promote public awareness of the new Mind Eraser roller coaster, and a lesser portion of such increase was incurred in connection with the promotion of the new combined season pass program at Frontier City and White Water Bay.

     Costs of Products sold. Costs of products sold increased 4.5% from $780,000 in the three months ended June 30, 1994 to $815,000 in the three months ended June 30, 1995. This increase is a direct result of increased in-park sales at the parks.

     Because of the seasonal nature of the Company's theme park operations most of the Company's revenues are generated from Memorial Day to Labor Day.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

     At June 30, 1995, the Company's indebtedness (including capitalized leases) aggregated $27.5 million, of which approximately $1.9 million is due prior to June 30, 1996, and $3.5 million represents borrowings under the Company's revolving credit facility. Amounts outstanding under this facility must be repaid in full prior to November 1, with reborrowings thereunder permitted commencing in December. The Company anticipates repaying current indebtedness from funds generated from operations.

     The Company continues to implement the capital improvements program for its three parks assembled prior to the 1993 season. In connection with this program, the Company estimates that it expended approximately $6 million prior to the 1995 season. The Company funded this amount from existing cash, funds generated from operations and the proceeds of financings. During the fourth quarter of 1994, the Company consummated a private placement of 3,584,510 shares of its common stock at a purchase price of $1.35 per share. Of the shares issued, 485,437 were issued in satisfaction of $655,340 of indebtedness of the Company. The cash proceeds of approximately $4.184 million have been used to fund improvements to the parks.

     The Company's liquidity could be adversely affected by any event or condition, such as inclement weather that significantly reduces attendance at any of its parks.


PART II - OTHER  INFORMATION

  Item 3  Submission of Matters to a vote of Security-holders

     On June 19, 1995 the Company held its annual meeting of stockholders, at which the Company's then-current directors, Michael E. Gellert, Kieran E. Burke, Gary Story, Paul A. Biddelman, James F. Dannhauser and Jack Tyrrell, were elected to serve as directors for an additional one-year term. In addition, the stockholders approved by a vote of 16,662,817 to 2,870 the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the year ended December 31, 1995.


  Items 1,2, 4-5

     Not applicable

  Item 6  Exhibits

     (a)  Exhibit Number

          27     Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                 SIGNATURES

     Pursant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this reportg to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Premier Parks Inc.
                                                      ------------------------
                                                      (Registrant)





                                                       KIERAN E. BURKE
                                                       -----------------------
                                                       Kieran E. Burke
                                                       Chairman/
                                                       Chief Executive






August 11, 1995                                        RICHARD R. WEBB
---------------                                        -----------------------
    Date                                               Richard R. Webb
                                                       Vice President/Accounting