Form 10-Q
period 1995-09-30
PREMIER PARKS INC
filed 1995-11-13
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q

             X    Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 1995
                                     -OR-
                  Transaction Report Pursuant to Section 13 or 15(d)
                  of the Securities And Exchange Act of 1934
                  for the transaction period from _________ to________
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

    At September 30, 1995, Premier Parks Inc. had outstanding 24,287,772 shares of common stock, par value $.01 per share.

 ITEM 1. FINANCIAL STATEMENTS


                                PREMIER PARKS INC.
                            CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 September 30,    December 31,
                                                      1995            1994
                                                  (Unaudited)      (Audited)

  ASSETS

  Current assets
     Cash and cash equivalents                 $        41,578  $       1,366
     Accounts receivable                                 5,042            870
     Inventories                                         2,862          1,018
     Prepaid expenses                                    1,078            765

        Total current assets                            50,560          4,019

  Other assets
     Investment in and advances to
        a partnership, at equity:
        229 East 79th Street Associates LP               1,116          1,124
     Deferred charges                                    4,460            428
     Deposits and other                                  3,757          1,396

        Total other assets                               9,333          2,948

  Property and equipment, at cost                      123,199         44,842
     Less accumulated depreciation                       8,475          6,270

        Total property and equipment                   114,724         38,572

  Intangible assets                                     11,036              0

        Total assets                           $       185,653  $      45,539



  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
     Accounts payable and accrued expenses     $        11,875  $       1,281
     Accrued interest payable                            1,416            102
     Current portion of long-term debt:
                        unrelated parties                   56          1,239
     Current portion of long-term debt:
                        related parties                      0            200
     Current portion of capitalized lease
                               obligations                 955            453

        Total current liabilities                       14,302          3,275


  Long-term debt and capitalized lease
                              obligations
     Capitalized lease obligation                        3,117          1,420
     Long-term debt - unrelated parties:
        Senior subordinated notes                            0          1,240
        Senior term notes                               90,000         11,901

     Long-term debt - related parties:
        Senior subordinated notes                            0          5,760
        Junior subordinated loan                             0          1,895

        Total long-term debt and capitalized
                        lease obligations               93,117         22,216

  Other long-term liabilities                            4,958              0

  Deferred income taxes                                 22,363          1,914


        Total liabilities                              134,740         27,405


  Stockholders' equity
     Preferred stock                                    20,000              0
     Common stock                                          243            170
     Capital in excess of par                           59,463         50,573
     Accumulated deficit                               (28,104)       (31,920)

                                                        51,602         18,823
     Less treasury stock at cost                           689            689

        Total stockholders' equity                      50,913         18,134

        Total liabilities and
              stockholders' equity             $       185,653  $      45,539


  ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                                 PREMIER PARKS INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          1995          1994
  Revenue:
    Theme park admissions                           $      20,263  $     12,980
    Theme park food, merchandise, and other                18,508        10,200

       Total revenue                                       38,771        23,180

  Costs and expenses:
    Operating expenses                                     15,640        10,745
    Selling, general and administrative                     6,833         4,501
    Costs of products sold                                  4,333         2,354
    Depreciation and amortization                           2,258         1,506

      Total cost and expenses                              29,064        19,106

       Income from operations                               9,707         4,074

  Other income (expense)
    Interest expense, net                                  (3,101)       (1,683)
    Equity in loss of partnership                             (56)          (51)
    Other income (expense)                                    (31)            0
       Total other income (expense)                        (3,188)       (1,734)

       Income before income taxes and extraordinary loss    6,519         2,340

  Provision for income tax expense:                         2,563           936

  Net income before extraordinary loss                      3,956         1,404

  Extraordinary loss  - early extinguishment of debt         (140)            0

       NET INCOME                                   $       3,816  $      1,404

  Per share amounts

       NET INCOME PER SHARE - PRIMARY                        0.21          0.20

       NET INCOME PER SHARE - FULLY DILUTED                  0.16          0.19

  AVERAGE SHARES OUTSTANDING - PRIMARY                 18,112,071    13,276,097

  AVERAGE SHARES OUTSTANDING - FULLY DILUTED           26,330,173    14,588,918



  ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                                PREMIER PARKS INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          1995          1994
  Revenue:
    Theme park admissions                           $      14,587  $      8,983
    Theme park food, merchandise, and other                14,816         6,888

       Total revenue                                       29,403        15,871

  Costs and expenses:
    Operating expenses                                      9,757         4,797
    Selling, general and administrative                     3,593         2,058
    Costs of products sold                                  3,506         1,554
    Depreciation and amortization                           1,147           647

      Total cost and expenses                              18,003         9,056

       Income from operations                              11,400         6,815

  Other income (expense)
    Interest expense, net                                  (1,718)         (602)
    Equity in loss of partnership                             (17)          (14)
    Other income (expense)                                    (31)           (0)
       Total other income (expense)                        (1,766)         (616)

       Income before income taxes and extraordinary loss    9,634         6,199

  Provision for income tax expense:                         3,806         2,480

  Net income before extraordinary loss                      5,828         3,719

  Extraordinary loss  - early extinguishment of debt         (140)            0

       NET INCOME                                   $       5,688  $      3,719

  Per share amounts

       NET INCOME PER SHARE - PRIMARY                        0.28          0.28

       NET INCOME PER SHARE - FULLY DILUTED                  0.19          0.21

  AVERAGE SHARES OUTSTANDING - PRIMARY                 20,574,190    13,276,097

  AVERAGE SHARES OUTSTANDING - FULLY DILUTED           30,348,376    18,876,097



   ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                                PREMIER PARKS INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED  SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                           1995          1994
Cash flow from operating activities
Net income                                           $     3,816 $        1,403

Adjustments to reconcile net income to net cash
provided by operating activities
   Depreciation and amortization                           2,258          1,431
   Extraordinary loss on early extinguishment of debt        140              0
   Amortization of issuance costs of debt                    136             73
   Equity in loss of partnership                              56             51
   Gain on sale of assets                                      0             (9)
   Increase (decrease)  in notes and accounts              1,717         (2,222)
      receivable and accrued interest
   Increase  in deferred income taxes                      2,561            936
   (Decrease) increase in inventories and prepaid expenses   861           (750)
   Decrease in deposits and other                          1,185            161
   Increase (decrease)  in accounts payable and accrued     (250)         1,604
   Increase in accrued interest payable                    1,314             77

        Total adjustments                                  9,978          1,352

        Net cash provided by operating activities         13,794          2,755

Cash flow from investing activities
   Proceeds from the sale of equipment                         0             14
   Additions to property and equipment                    (6,501)       (10,455)
   Acquisition of Funtime, Inc., net of cash acquired    (58,617)             0
   Investments in and advances to partnerships               (49)           (65)

        Net cash (used in) investing activities          (65,167)       (10,506)

Cash flow from financing activities
   Repayment of long-term debt and revolving
     credit facility                                     (17,060)        (2,157)
   Proceeds from borrowings                               93,176          9,035
   Proceeds from issuance of preferred stock              20,000              0
   Payment of issuance costs                              (4,531)           (74)

        Net cash provided by financing activities         91,585          6,804

        Increase (decrease) in cash and cash equivalent   40,212           (947)

Cash and cash equivalents at beginning of period           1,366          3,026

Cash and cash equivalents at end of period           $    41,578 $        2,079


PART I - FINANCIAL INFORMATION (Continued)

  Item 1  Financial Statements (Continued)
  ________________________________________

                               PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

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

3. Results of operations for the nine month and three month periods ended September 30, 1995 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

4. Pursuant to a merger agreement, the Company acquired Funtime Parks, Inc., a company owning three regional theme parks, for approximately $60 million, subject to certain post-closing adjustments related to the 1995 operations of the acquired theme parks. To fund the acquisition, on August 15, 1995, the Company issued $90,000,000 aggregate principal amount of 12% senior notes due 2003, ("Notes") and $20,000,000 of convertible preferred stock and converted approximately $9 million of previously existing indebtedness into Company common stock. Except in the case of a Change of Control (as defined in the indenture relating to the Notes) and certain other circumstances, no principal payment on the Notes is due and payable prior to maturity
   (August 15, 2003). The acquisition is being accounted for as a purchase. The allocation of the purchase price has been determined based upon estimates of fair value as determined by independent appraisal. The allocation in the foregoing statements of operations reflect the results of the acquired business only from the date of acquisition (August 15, 1995). The acquisition includes an obligation by the Company based upon the 1995 results of the acquired theme parks after the acquisition. Any additional payment made by the Company under the contingent pricing feature will result in additional purchase price.

   The following summarized pro forma results of operations for the nine months ended September 30, 1995 assumes that the acquisition and related transactions occurred as of the beginning of the period. No pro forma interest income from the approximate $30 million of net proceeds after the offerings and acquisition described above has been reflected in the interest expense, net.

                                                            Nine Months
                                                               Ended
                                                        September 30, 1995
        Revenues:
        Theme park admissions                        $        36,138
        Theme park food, merchandise, and other               41,176
                          Total other revenue                 77,314

        Expenses:
        Operating expenses                                    31,481
        Selling, general and administrative                   11,700
        Cost of products sold                                  9,369
        Depreciation and amortization                          4,677
                          Total operating expenses            57,277

        Income from operations                                20,087

        Interest expense, net                                ( 8,638)
        Equity in loss of partnership                        (    56)
        Other income (expense)                               (    31)
                          Total other income                 ( 8,725)

        Earnings (loss) before income taxes and
        extraordinary loss                                    11,362

        Income taxes                                           4,559

        Earnings (loss) before extraordinary loss              6,803

        Extraordinary loss - early extinguishment
        of debt, net of tax                                  (   140)

        Net income                                   $         6,663


PART I - FINANCIAL INFORMATION (Continued)

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
  _________________________________________________________

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 vs. nine months ended September 30, 1994

     Net income before income taxes. Net income before income taxes for the nine months ended September 30, 1995 aggregated $6.5 million, as compared to net income before taxes of $2.3 million for the comparable nine month period of 1994. The majority of the increase is a result of the acquisition that occurred on August 15, 1995. Had the transaction not occurred, the 1995 results of the Company would have been $2.7 million. The increase in the net income (on a non-acquisition basis) in the 1995 period was attributable to the increased attendance of 12.7% from 1.3 million in the first nine months of 1994 to 1.5 million in the first nine months of 1995 at the three theme parks owned by the Company prior to the acquisition.

     Revenue. Revenues increased from $23.2 million in the first nine months of 1994 to $38.8 million in the first nine months of 1995. A large portion of the increase ($12.9 million) is a result of the acquisition that occurred on August 15, 1995. The 1995 results of the Company without consideration of the acquisition provided an increase of 11.36% from $23.2 million in the first nine months of 1994 to $25.9 million in the first nine months of 1995. This increase in revenues is primarily attributable to the increased attendance described above.

     Operating income before depreciation. Operating income before depreciation increased from $5.6 million in the first nine months of 1994 to $12 million in the first nine months of 1995. A large portion of the increase ($5.4 million) is a result of the acquisition that occurred on August 15, 1995. These results include the income from the acquired parks from and after August 15, 1995. Had the transaction occurred on January 1, 1995, operating income before depreciation would have been $24.7 million for the nine months ended September 30, 1995. The 1995 results of the Company without consideration of the acquisition provided a 17.6% increase from $5.6 million in the first nine months of 1994 to $6.6 million in the first nine months of 1995. This increase is primarily attributable to the increased attendance.


PART I - FINANCIAL INFORMATION (Continued)

  Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
  _________________________________________________________

     Operating Expenses. Operating expenses increased from $10.7 million in the first nine months of 1994 to $15.6 million in the first nine months of 1995. A large portion of the increase ($4.3 million) is a result of the acquisition that occurred on August 15, 1995. The 1995 results of the Company without consideration of the acquisition provided an increase of 5.87% from $10.7 million in the first nine months of 1994 to $11.4 million in the first nine months of 1995. The increase in expenses during the 1995 period is primarily attributable to a 15% increase in repairs and maintenance cost due to the additional rides and attractions put into service in 1995; a 16% increase in utility expenses due to the increase in the number of rides, attractions and revenue locations added in 1995; and a 22% increase in rent expenses due to leasing rides for the 1995 season. As further discussed under "Liquidity, Capital Commitments and Resources," the Company has purchased certain of these leased rides through capital leases which will reduce the rent expense in subsequent periods.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4.5 million in the first nine months of 1994 to $6.8 million in the comparable period of 1995. A large portion of the increase ($1.6 million) is a result of the acquisition that occurred on August 15, 1995. The Company's selling, general and administrative expenses without consideration of the acquisition increased 17.3% from $4.5 million in the first nine months of 1994 to $5.3 million in the comparable period of 1995 primarily due to a 19.8% increase in marketing and advertising expenses. Most of this increase was incurred at Adventure World as part of the advertising campaign designed to promote public awareness of the new Mind Eraser roller coaster, and a lesser portion of this increase was incurred in connection with the promotion of the new combined season pass program at Frontier City and White Water Bay.

     Costs of Products Sold. Costs of products sold increased from $2.3 million in the first nine months of 1994 to $4.3 million in the first nine months of 1995. A large portion of the increase ($1.7 million) is a result of the acquisition that occurred on August 15, 1995. The Company's cost of products sold without consideration of the acquisition increased 10.3% from $2.3 million in the first nine months of 1994 to $2.6 million in the first nine months of 1995. This increase is a direct result of increased in-park sales at the parks.


PART I - FINANCIAL INFORMATION (Continued)

  Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
  _________________________________________________________

Three months ended September 30, 1995 vs. three months ended September 30, 1994

     Net income before income taxes. Net income before income taxes for the three months ended September 30, 1995 aggregated $9.6 million, as compared to net income before income taxes of $6.2 million for the comparable three month period of 1994. The increase is a result of the acquisition that occurred on August 15, 1995. The 1995 results of the Company without consideration of the acquisition would have been $5.9 million. The decrease in the net income in the 1995 period was attributable to a $460,000 decrease in season pass revenues recognized during the third quarter.

     Revenue. Revenues increased from $15.9 million in the three months ended September 30, 1994 to $29.4 million in the three months ended September 30, 1995. A large portion of the increase ($12.9 million) is a result of the acquisition that occurred on August 15, 1995. The 1995 results of the Company without consideration of the acquisition provided an increase of 3.6% from $15.9 million in the three months ended September 30, 1994 to $16.5 million in the three months ended September 30, 1995. This increase in revenues is primarily attributable to a 15% increase in attendance from 883,000 for the three month period ended September 30, 1994 compared to 1,015,034 for the three month period ended September 30, 1995 at the three theme parks owned by the Company prior to the acquisition.

     Operating income before depreciation. Operating income before depreciation increased from $7.5 million in the three month period ended September 30, 1994 to $12.6 million in the three month period ended September 30 ,1995. The majority of this increase is a result of the acquisition that occurred on August 15, 1995.

     Operating Expenses. Operating expenses increased from $4.8 million in the three months ended September 30, 1994 to $9.7 million in the three months ended September 30, 1995. A large portion of this increase ($4.3 million) is a result of the acquisition that occurred on August 15, 1995. The Company's expenses without consideration of the acquisition increased 14.5% from $4.8 million in the three months ended September 30, 1994 to $5.5 million in the three months ended September 30, 1995. This increase during the 1995 period is primarily attributable to a 13.2% increase in wages due to more rides, attractions, and revenue locations over the same period in 1994; a 44.3% increase in contract shows expenses; a 24.7% increase in repairs & maintenance due to more rides and attractions to maintain; and a 19.6% increase in utility cost due to the additional rides, attractions and revenues locations added for the 1995 season.

PART I - FINANCIAL INFORMATION (Continued)

  Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
  _________________________________________________________

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2.1 million in the three month period ended September 30, 1994 to $3.6 million in the three month period ended September 30, 1995. Virtually all of the increase is a result of the acquisi-tion that occurred on August 15, 1995.

     Costs of Products sold. Costs of products sold increased from $1.6 million in the three months ended September 30, 1994 to $3.5 million in the three months ended September 30, 1995. A large portion of the increase is a result of the acquisition that occurred on August 15, 1995. The Company's expenses without consideration of the acquisition increased 13.8% from $1.6 million in the three months ended September 30, 1994 to $2.0 million in the three months ended September 30, 1995. This increase is a direct result of increased in-park sales at the parks.

     Because of the seasonal nature of the Company's theme park operations most of the Company's revenues are generated from Memorial Day to Labor Day.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

     At September 30, 1995, the Company's indebtedness (including capitalized leases) aggregated $94.1 million, of which approximately $1.0 million is due prior to September 30, 1996.

     On August 15, 1995, the Company acquired Funtime Parks, Inc. for approximately $60.0 million and repaid $16.1 million of Company's then existing long term debt. The Company funded these amounts from a portion of its $90 million Note offering and its $20 million, 7% Convertible Preferred Stock offering. In addition, on that date, certain long term debt in the principal amount of $9.1 million was converted into common stock of the Company. After giving effect to these transactions, substantially all of the Company's indebtedness at that date was represented by the $90 million notes, which require annual interest payments of $10.8 million. Except in the event of a Change of Control of the Company, no principal payment on the Notes is due and payable until maturity, August 15, 2003. The annual dividend requirements on the Convertible Preferred Stock is $1.4 million, payable at the election of the Company in cash or additional shares of such stock. Also, on August 15, 1995, the Company entered into a three-year $20 million revolving Senior Credit Facility. The Senior Credit Facility bears interest on a variable rate based upon the bank's Alternative Base Rate plus .025%, or LIBOR plus 3.00%, and is secured by substantially all of the Company's non-real estate assets including the stock of its subsidiaries. The Senior Credit Facility prohibits payment of cash dividends by the Company.

     The transactions described above generated approximately $29.8 million of excess net proceeds. The Company expects to use approximately $21.5 million of this amount on capital expenditures prior to the 1996 season, primarily at Adventure World and the former Funtime parks.

     The Company expects that the approximate $8.3 million in remaining excess net proceeds from the Transactions, internally generated funds and borrowings under its Senior Credit Facility will be the Company's primary sources of liquidity. Pursuant to the terms of the Acquisition Agreement, all except approximately $2.0 million of the net cash provided by the operations of Funtime's parks from the closing date of the Acquisition (August 15, 1995) through September 30, 1995 will be payable to the Selling shareholders of Funtime Parks, Inc.. The Company believes that the funds available from its sources of liquidity will be adequate to cover its currently anticipated working capital and debt service requirements. Subsequent to August 15, 1995, the Company entered into certain capital lease agreements and purchased $3.0 million of rides and equipment which had previously been leased under operating leases.

     The Company's liquidity could be adversely affected by any event or condition, such as inclement weather that significantly reduces attendance at any of its parks.


PART II - OTHER  INFORMATION

 Items 1-5

     Not applicable


  Item 6

     A Form 8-k related to the acquisition of Funtime Parks, Inc., was filed on August 30, 1995.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Premier Parks Inc.

                                                (Registrant)


                                                KIERAN E. BURKE
                                                Kieran E. Burke
                                                Chairman/
                                                Chief Executive Officer



November 10,1995
____________                                    RICHARD R. WEBB
       Date                                     Richard R. Webb
                                                Vice President/Accounting