Form 10-K
period 1995-12-31
PREMIER PARKS INC
filed 1996-03-29
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  December 31, 1995
                                           -----------------

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________
     Commission File Number:  0-9789
                              ------

                           Premier Parks Inc.
             --------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                73-6137714
----------------------------------------------  ---------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          11501 Northeast Expressway
            Oklahoma City, Oklahoma                        73131
----------------------------------------------  -------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:      (405) 475-2500
                                                     ----------------------
Securities registered pursuant to Sec. 12(b) of the Act:  NONE
Securities registered pursuant to Sec. 12(g) of the Act:
              Shares of common stock, par value $.01 per share
              ------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No __
                                                                  -

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.            [X]

     State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

     Approximately $9.5 million as of March 12, 1996 (based on the average of the closing bid and asked quotations as reported on The Pink Sheets(R) and the OTC Bulletin Board). See "Item 5. -- Market for the Registrant's
Common Equity and Related Stockholder Matters."

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest most practicable date:

     The number of shares of Common Stock of the Registrant outstanding as of March 15, 1996 was 24,287,772 shares.



                    DOCUMENTS INCORPORATED BY REFERENCE


     The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in June 1996, which will be filed by the Registrant within 120 days after the close of its 1995 fiscal year.

                                   PART I

ITEM 1.   BUSINESS

Introduction
------------

     The Company1 is a leading theme park operator which operates six parks with an aggregate 1995 attendance of approximately 4.1 million. The parks are located in five geographically diverse markets and are designed to provide a complete family-oriented entertainment experience. They feature a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets.

     The Company operates six parks: Adventure World, a combination theme and water park located three miles off the Beltway, between Washington, D.C. (15 miles away) and Baltimore, Maryland (30 miles away); Frontier City, a western themed park in Oklahoma City, Oklahoma; White Water Bay, a tropical themed water park also located in Oklahoma City; Geauga Lake, a combination theme and water park near Cleveland, Ohio; Darien Lake & Camping Resort, a combination theme and water park with an adjacent camping resort and amphitheater, located between Buffalo and Rochester, New York; and Wyandot Lake, a water park, which also includes "dry" rides and other attractions, located adjacent to the Columbus Zoo in Columbus, Ohio.
Geauga Lake, Darien Lake and Wyandot Lake were acquired by the Company in August 1995 by virtue of the Company's acquisition by merger (the "Merger") of all of the capital stock of Funtime Parks, Inc. ("Funtime"). For additional information concerning the Merger and the financing thereof, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Commitments and Resources."

     The Company believes that significant opportunities exist to acquire additional parks and intends to actively pursue such opportunities.

Adventure World
---------------

     Overview.  Adventure World is a combination theme and water park
     --------
located in Largo, Maryland, approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland. The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.5 million people within 50 miles and 10.8 million people within 100 miles. According to a copyrighted 1994 study published by A.C. Nielsen Media Research (the "Nielsen Report"), which measures the number of persons in television households within a given geographic area or so-called










   --------------------
   1 As used in this Report, the terms "Company" or "Premier" includes Premier Parks Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

designated market area ("DMA"), the Washington, D.C. and Baltimore markets are the number 7 and number 23 DMAs in the United States, respectively. This market also has a substantial base of businesses, associations, schools and churches for group sales and outings, as well as a large tourist market.

     The Company owns a site of 515 acres, with 115 acres currently used for park operations. During the 1995 season, Adventure World had 32 adult and 14 children's rides, 29 food outlets, 15 merchandise outlets, 38 game venues and 3 theaters. In addition, picnic grounds are available for family and group outings. Adventure World also offers a complete water park, including a large wave pool, water slides, a large activity pool, a "lazy river" ride and a children's play area.

     Adventure World's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond) ; Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Adventure World.

     Background.  Adventure World was originally developed in the 1970s as
     ----------
a drive-through wild life preserve. After 1980, the park was converted by prior ownership into a combination theme and water park, with an emphasis on the water park component. Prior to the Company's acquisition of Adventure World in early 1992, the theme park component lacked sufficient rides and attractions, as well as appropriate theming.

     Since acquiring the park, the Company has implemented new marketing, sales and promotional programs and expanded the attractions at the park, adding ten major new rides, an elaborately themed new children's area with 14 new rides and attractions and a major new western themed area, and also upgraded and expanded the picnic/festival grounds.

     Strategy.  The Company's strategy is to continue its capital
     --------
investment and marketing programs at Adventure World in order to further penetrate the densely populated Washington, D.C./Baltimore market and to achieve further growth in attendance and per capita spending. The Company anticipates making capital expenditures at Adventure World of approximately $4.0 million prior to the 1996 season to fund the development of additional rides, attractions and revenue locations, as well as general park improvements.

Frontier City
-------------

     Overview.  Frontier City is a western theme park located along
     --------
Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market being in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.4 million people within 100 miles. According to the Nielsen Report, the Oklahoma City and Tulsa markets are the number 43 and number 59 DMAs in the United

States, respectively. This market also has a substantial base of businesses, associations, schools and churches for group sales and outings.

     The Company owns a site of approximately 90 acres, with 60 acres currently used for park operations. During the 1995 season, Frontier City had 20 adult and 10 children's rides, 26 food outlets, 21 merchandise outlets, 33 game venues and four theaters. In addition, the Company professionally produces eight live shows daily, such as country music shows, a 50's musical revue and a magic show, and holds a concert series each summer. In addition, Fort Frontier, a 12,000 square foot air-conditioned mall and main event center, contains numerous food and retail locations, an entertainment center and a 500-seat western opera house. In the off-season, the center serves as a banquet facility, accommodating groups of up to 1,500 people. Picnic grounds are also available for family picnics and group outings.

     Frontier City's only significant competitor is Six Flags Over Texas located in Arlington, Texas, approximately 225 miles from Frontier City.

     Background.  Frontier City opened in 1958 as a replica of an 1880s
     ----------
western town and was acquired by the Company in 1982. The Company began redeveloping the park after the 1989 season with a two-year capital program to reposition and revitalize the park. In addition to extensive western theming and landscaping and general upgrading of the physical plant, capital improvements included the addition of three major rides, the expansion and improvement of the O.K. Kiddie Corral children's area (including the addition of three children's rides), the expansion and theming of the group picnic facilities and the addition of Fort Frontier. The Company has continued to add rides and attractions to Frontier City through the 1995 season.

     Strategy.  Management believes that as a result of its capital
     --------
improvement program to date, Frontier City has reached an appropriate level of attractions for its market size. As a result, with maintenance-level capital expenditures and additions of new marketable attractions every two or three years, the Company believes that the park should be able to achieve moderate attendance growth, to gradually increase ticket prices and to increase in-park spending, as well as to improve operating margins as revenue increases.

     Because of the parks' geographic proximity, the Company seeks to take advantage of operational efficiencies and other tie-in benefits at Frontier City and White Water Bay. For example, prior to the 1995 season the Company introduced an enhanced joint marketing program for Frontier City and White Water Bay, including a revised season pass program which offers unlimited use of both facilities for a single price.

White Water Bay
---------------

     Overview.  White Water Bay is a tropical themed water park located
     --------
along Interstate 40 in southwest Oklahoma City, Oklahoma. The park's primary market includes the greater Oklahoma City metropolitan area. According to the Nielsen Report, Oklahoma City is the number 43 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and

2.4 million people within 100 miles. White Water Bay also attracts group sales from groups such as churches and other civic organizations.

     The Company owns a site of 22 acres, all of which are currently used for park operations. During the 1995 season, White Water Bay featured a 500,000 gallon wave pool, an eight story multiple slide ride, a 450,000 gallon activity pool, nine slides, a "lazy river" ride, a children's activity pool and four volleyball courts. White Water Bay also has a full service restaurant and two snack stands. Raft and locker rentals are also available. In addition, the park has picnic grounds for family and group outings.

     There are no other water parks located in Oklahoma City and, therefore, the Company's primary competition is from other outdoor water activities, such as local swimming pools.

     Background.  White Water Bay was originally opened in 1981 and was
     ----------
acquired by the Company in 1991.

     Strategy.  Stand-alone water parks are by their nature less capital
     --------
intensive than theme parks. As a result of the capital expenditures made in recent years, management expects that White Water Bay will require minimal ongoing capital expenditures and additions of new attractions only every three or four years. In addition, the Company plans to continue to develop special events at the park, such as youth dances. In addition, White Water Bay expects to continue to benefit from the joint marketing initiatives with Frontier City described above.

Geauga Lake
-----------

     Overview.  Geauga Lake is a combination theme and water park, and is
     --------
the 44th largest theme park in the United States based on 1994 attendance of 1.1 million. Geauga Lake is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and 7.4 million within 100 miles. According to the Nielsen Report, the Cleveland/Akron, Youngstown and Pittsburgh markets are the number 13, number 94 and number 17 DMAs in the United States, respectively.

     The 257-acre property on which Geauga Lake is situated includes a 55-acre spring-fed lake. The theme park presently occupies approximately 116 acres. There are approximately 87 acres of undeveloped land (of which approximately 30 acres have the potential for further development). During the 1995 season, Geauga Lake featured over 60 "wet" and "dry" attractions, a tidal wave pool, 38 game venues, 13 restaurants, 16 picnic pavilions, 25 merchandise outlets, three theatres and two arcades. Rainbow Island, the park's "dry" area for young children, featured 16 children's rides. Turtle Beach, a 1.4-acre water activity area designed exclusively for children ages two through twelve, is located adjacent to Rainbow Island.

     Geauga Lake's principal competitors are Cedar Point located in Sandusky, Ohio and Kennywood, located in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from Geauga Lake. There are also three small water parks within a 50-mile radius of Geauga Lake and Sea World, a marine park, is on the other side of Geauga Lake. While Sea World does, to some extent, compete with Geauga Lake for patrons, it is a complementary attraction, and many patrons visit both facilities.

     Background.  Geauga Lake has been in continuous operation for over
     ----------
100 years. The park was one of the first theme parks in the United States to introduce a complete water entertainment complex within a traditional theme park at no additional charge to visitors. The Company believes that this park, like the other parks acquired in the Merger, suffered under prior ownership from a lack of capital investment in marketable rides and attractions and creative marketing, which provides a significant opportunity for improved performance under the Company's management.

     Strategy.  The Company plans to add marketable new rides and
     --------
attractions, improve the quality of the park's daily live shows, upgrade the quality of the merchandise outlets and restaurants, improve the park's theming, signage and landscaping, and implement more professional and creative marketing programs, with an emphasis on the park's improved product offerings. Of its capital expenditure budget for 1996, the Company anticipates spending approximately $7.5 million on Geauga Lake to fund the development of additional rides, attractions and revenue locations as well as general park improvements. In anticipation of these improvements, the Company intends to increase its marketing and sales activities for the 1996 season.

Darien Lake & Camping Resort
----------------------------

     Overview.  Darien Lake is a combination theme and water park, and is
     --------
the largest theme park in the State of New York and the 45th largest theme park in the United States based on 1994 attendance of 1.0 million. Darien Lake is located on Interstate 90 in Darien Center, New York approximately 30, 120 and 40 miles, from Buffalo, Syracuse and Rochester, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.2 million people within 50 miles of the park and 3.1 million with 100 miles. According to the Nielsen Report, the Buffalo, Syracuse and Rochester markets are the number 41, number 66 and number 71 DMAs in the United States, respectively.

     The Darien Lake property consists of approximately 1,000 acres, including 144 acres for the theme park, 242 acres of campgrounds, and 593 acres of agricultural, undeveloped and water areas. During the 1995 season, Darien Lake had 25 "wet" rides, 18 "dry" rides, 11 children's rides, 40 game venues, three restaurants, eight picnic pavilions, 19 merchandise outlets and five arcades. For the 1995 season, a total of 10 concerts were booked in Darien Lake's 20,000-person capacity Performing Arts Center.

     Adjacent to the Darien Lake theme park is a camping resort owned and operated by the Company with 1,180 developed campsites, including 330 recreational vehicles available for daily and weekly rental. In addition, there are 500 other campsites available for tenting. Darien Lake is one of the few theme parks in the United States which offers a first class campground adjacent to the park. The campground is the fifth largest in the United States. Since admission to the campgrounds requires visitors to also purchase admission tickets to the theme and water park, the Company believes that substantially all of the camping visitors use the theme park.

     Darien Lake's principal competitor is Wonderland Park located in Toronto, Canada, approximately 125 miles from Darien Lake. In addition, Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities. Unlike Darien Lake, none of these parks have camping facilities or large concert venues.

     Background.  Darien Lake was opened in 1964.  The Company believes
     ----------
that under prior ownership the park suffered from a lack of capital investment in marketable rides and attractions and creative marketing, which provides a significant opportunity for improved performance under the Company's management.

     Strategy.  The Company plans to add marketable new rides and
     --------
attractions, improve the quality of the park's daily live shows, upgrade the quality of the merchandise outlets and restaurants, improve the park's theming, signage and landscaping, and implement more professional and creative marketing, sales and promotional programs which emphasize the park's improved product offerings. Of its capital expenditure budget for 1996, the Company anticipates spending approximately $7.5 million on Darien Lake to fund the development of additional rides, attractions and revenue locations as well as general park and campground improvements. Further, the Company believes there is significant potential to increase cash flow by taking further advantage of the Performing Arts Center. To this end, following the 1995 season, the Company entered into a long-term arrangement with a national concert promoter pursuant to which the promoter will fund approximately $2.5 million of capital improvements at the Center prior to the 1996 season (including a new stage, improved restroom facilities and a roof over a substantial portion of the permanent seating area) and agreed to book at the Center at least 20 concerts per season featuring nationally recognized performers.

Wyandot Lake
------------

     Overview.  Wyandot Lake, which had 12 water rides in the 1995 season,
     --------
is the 12th largest water park in the United States based on 1994 attendance of approximately 362,000. During the 1995 season, the park also had 18 "dry" rides. Wyandot Lake is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property sub-leased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.0 million people within 50 miles of the park and approximately 6.4 million people within 100 miles. The Columbus market, according to the Nielsen Report, is the number 35 DMA in the United States.

     The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The lease expires in 1998 and the Company has two five-year renewal options. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo. Wyandot Lake features a variety of "wet" and "dry" attractions, including a "wet" and "dry" area for young children which includes mini-boats, a Tadpool kids area, geysers, aquatic play unit for kids, a children's ferris wheel and treehouse playground.

     Wyandot Lake's direct competitors are King's Island and The Beach, each located in Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. These three parks are each located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, and many patrons visit both facilities.

     Background.  Wyandot Lake has been in operation since 1981.  The
     ----------
Company believes that under prior ownership the park suffered from a lack of capital investment in marketable rides and attractions and creative marketing, which provides a significant opportunity for improved performance under the Company's management.

     Strategy.  The Company anticipates spending approximately $2.0
     --------
million on Wyandot Lake, primarily to expand the water park area and add a significant, family-oriented water attraction. The Company will implement aggressive marketing and sales activities for the 1996 season to highlight these park upgrades. The Company also expects Wyandot Lake to benefit from the $75 million planned expansion of the Columbus Zoo located adjacent to the park.

Marketing and Promotion
-----------------------

     The Company attracts visitors through multi-media marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. During the three years ended December 31, 1995, the Company incurred advertising expense of approximately $2.8 million, $3.7 million and $5.7 million (including approximately $1.5 million expended by Funtime after the August 15, 1995 Merger), respectively.

     The Company believes that the local orientation of its marketing programs is a key ingredient to successfully promoting its parks. For example, Cal Ripken, Jr., the all-star shortstop for the Baltimore Orioles, serves as official spokesperson for Adventure World, making numerous appearances in radio and television commercials. The Company also develops partnership relationships with well-known national and regional sponsors to supplement its advertising efforts and to provide attendance incentives in the form of discounts and/or premiums.

     Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance, representing over 40% of aggregate attendance in 1995. Each park has a group sales and pre-sold ticket manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

     A significant portion of the Company's attendance is attributable to the sale of discount admission tickets. The Company offers discounts on season and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. Management believes that incremental attendance and in-park spending generated from discount sales activities has a positive effect on operating results.

     The Company also implements promotional programs as a means of targeting specific market segments not reached through its group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through direct mail, telemarketing, direct response media and sponsorship marketing. The special promotional offers are usually for a limited period of time and offer a reduced admission price or provide some additional incentive to purchase a ticket.

Park Operations
---------------

     The Company is headquartered in Oklahoma City, Oklahoma and New York,
New York and operates in five geographically diverse markets: Washington, D.C./Baltimore, Maryland; Buffalo/ Rochester, New York; Cleveland, Ohio; Columbus, Ohio; and Oklahoma City, Oklahoma. Each park is managed by a general manager who reports to the Company's Chief Operating Officer and is responsible for all operations and management of the park. Advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams. The Company has systems and controls in place for the daily tracking and monitoring of revenues and expenses associated with ticket sales and in-park spending.

     Each of the Company's parks is managed by a full-time, on-site management team under the direction of the general manager. Each such management team includes senior personnel responsible for operations and maintenance, marketing and promotion, human resources and merchandising. Park management compensation structures are designed to provide incentives for individual park managers to execute the Company's strategy and to maximize revenues and profits at each park.

     The Company maintains a trained security force to administer the parks' crowd control policies and guest screening procedures and to enforce the parks' rules relating to behavior of guests in the parks. The specific policies and practices of the security forces are dictated on a park-by-park basis by crowd composition and operating experience.

     The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, five of the parks are open during weekends both prior to and following their daily seasons, primarily as a site for special events, such as concerts, live entertainment and theme events (such as Hallowscream and Oktoberfest). Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

Competition
-----------

     The Company's theme parks compete directly with other theme parks and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, the Company's business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. Within each park's regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment. The Company believes its parks feature a sufficient variety of rides and attractions, restaurants, merchandise outlets and family orientation to enable it to compete effectively. Certain of the Company's direct competitors have substantially greater financial resources than the Company.

Capital Improvements
--------------------

     The Company makes capital investments each year in the development and implementation of new rides and attractions. The Company believes that the introduction of new rides is an important factor in promoting each of the parks and in encouraging longer visits, which lead to increased sales of food and merchandise. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season.

     The Company expects to spend approximately $23.5 million for park and other improvements for the 1996 season, including the expansion of rides and attractions. These improvements will be funded from a portion of the proceeds of the Company's 1995 senior note and preferred stock issuances.
See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Commitments and Resources."

Seasonality
-----------

     The operations of the Company are highly seasonal, with at least 80-85% of park attendance occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are collected in the second and third quarters of each year while most expenditures for capital improvements and significant maintenance are incurred when the parks are closed in the first and fourth quarters of each year.

Government Regulation
---------------------

     Operations at the parks are subject to certain local, state and federal governmental regulations including, without limitation, labor, health, safety and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at the park. The Company believes that it is in substantial compliance with applicable regulatory standards and, although no assurance can be given, it does not foresee the need for any significant expenditures in this area in the near future.

Environmental Regulation
------------------------

     The Company's operations are subject to increasingly stringent federal, state and local environmental laws and regulations governing water discharges, air emissions, soil contamination, the maintenance of underground storage tanks and the disposal of waste and hazardous materials. The Company believes that it is in substantial compliance with all such laws and regulations. At Geauga Lake, the Company is conducting groundwater monitoring around a former on-site landfill under the supervision of the Ohio Environmental Protection Agency. The Company is awaiting administrative action on its request for curtailment of the scope and duration of this monitoring, based on the sampling results to date. The Company does not currently anticipate that it will be required to expend any material amounts in connection with the monitoring program or any other post-closure activities.

Employees
---------

      The Company employs approximately 200 full-time employees and approximately 4,600 seasonal employees during the operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

     None of the employees of the Company are represented by a union or other collective bargaining unit. The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

Other Assets of the Company
---------------------------

     229 East 79th Street Associates L.P.  The Company holds a 40% general
     ------------------------------------
partnership interest in 229 East 79th Street Associates L.P., a limited partnership organized to own, operate and convert to cooperative ownership an 89-unit, prewar apartment building located in New York City. The partnership's operations are controlled by a managing general partner who is not affiliated with the Company.

     At December 31, 1995, the amount outstanding under the limited partnership's mortgage loan was $673,386, of which the Company has guaranteed 40%, approximately $270,000. However, if, at the time of any default by the partnership on the loan, the lender is paid any amounts then past due on the loan and certain other incidental amounts, the Company will be relieved of its obligation under its guaranty. During 1995, 1994 and 1993, the Company advanced $63,000, $83,200 and $113,520, respectively, to the partnership to fund the Company's 40% proportionate share of the partnership's deficit.

     As of December 31, 1995, 64 of the building's 89 units had been sold. The Company anticipates that a maximum of $60,000 of advances by it will be required in 1996 in order to meet its share of the partnership's debt service requirements while the sales process continues.

Executive Officers of the Registrant
------------------------------------
                        Age as of
 Name                 March 1, 1996  Position
 ----                 -------------  --------

 Kieran E. Burke           (38)      Director, Chairman of the Board and
                                     Chief Executive Officer since June
                                     1994; Director, President and Chief
                                     Executive Officer from October 1989
                                     through June 1994.

 Gary Story                (40)      Director, President and Chief
                                     Operating Officer since June 1994;
                                     Executive Vice President and Chief
                                     Operating Officer from February 1992
                                     through June 1994; prior to such
                                     period, general manager of Frontier
                                     City theme park for more than five
                                     years.
 James F. Dannhauser       (43)      Chief Financial Officer since October
                                     1, 1995; Director since October 1992;
                                     Managing Director of Lepercq de
                                     Neuflize & Co. Incorporated for more
                                     than five years.

 Richard A. Kipf           (61)      Secretary/Treasurer since 1975; Vice
                                     President since June 1994

     Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of stockholders to be held in June 1996.


ITEM 2.   PROPERTIES

     Set forth below is a brief description of the Company's real estate at March 1, 1996:

     White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership interest)
     Adventure World, Largo, Maryland -- 515 acres (fee ownership interest) Frontier City, Oklahoma City, Oklahoma -- 90 acres (fee ownership interest)
     Geauga Lake, Aurora, Ohio -- 258 acres (fee ownership interest)
     Darien Lake, Darien Center, New York -- 979 acres (fee ownership interest)
     Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest)(1)

     In addition to the foregoing, at March 1, 1996, the Company indirectly owned real estate through its general partnership interest in 229 East 79th Street Associates L.P.









--------------------
(1) Site is subleased from the Columbus Zoo. The lease expires in 1998 and the Company has two-five year renewal options. Acreage for this site does not include approximately 30 acres of parking which is shared with Columbus Zoo.

     The Company leases office space in New York City for which it paid approximately $136,000 in rental payments during 1995, of which Windcrest Partners, an affiliate of the Company, paid 50%. The Company also leases certain of the rides and attractions at its parks. See Notes 6 and 12 to Notes to Consolidated Financial Statements.

     The Company considers its properties to be well-maintained, in good condition and adequate for their present uses and business requirements.


ITEM 3.   LEGAL PROCEEDINGS

     The nature of the industry in which the Company operates tends to expose it to claims by visitors for injuries. Historically, the great majority of these claims have been minor. While the Company believes that it is adequately insured against the claims currently pending against it and any potential liability, if the number of such events resulting in liability significantly increased, or if the Company becomes subject to damages that cannot by law be insured against, such as punitive damages, there may be a material adverse effect on its operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     During the second quarter of 1994, The Pink Sheets(R) and the OTC Bulletin Board commenced reporting of trading in the Company's common stock under the symbol PARK. Prior to that time, the Company had been unable to obtain any reliable price quotations for its common stock since October 1989. Set forth below are the high and low bid quotations for the common stock as reported on The Pink Sheets and the OTC Bulletin Board for the periods indicated. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company believes that the trading market for its common stock is highly illiquid and that the following pricing information should not be deemed to indicate that an established trading market exists therefor.


       Year           Quarter            High              Low
       ----           -------            ----              ---
       1996        First (through       $2 5/8             $2
                  March 12, 1996)
       1995            Fourth            2 3/4            1 5/8
                       Third             3 1/2             7/8
                       Second           1 5/16             3/8
                       First             1 1/8             1/2
       1994            Fourth              1               3/4
                       Third               1               1/2
                       Second             3/4              1/2

     As of March 1, 1996, there were 862 holders of record of the Company's common stock. The Company paid no dividends during the three years ended December 31, 1995. The Company does not anticipate paying any cash dividends during the foreseeable future. The Company's loan agreements prohibit the payment of cash dividends to its stockholders.

ITEM 6.   SELECTED FINANCIAL DATA
                   (In thousands, except per share data)
                    -----------------------------------


                            1995      1994        1993      1992    1991
                            ----      ----        ----      ----    ----
 Revenue                   $41,496    $24,899  $21,860   $17,432   $10,774

 Depreciation and
 amortization                3,866      1,997    1,537     1,442     1,107
 Interest expense, net       5,578      2,299    1,438     1,413       858
 Provision for income
  tax expense (benefit)       (762)        68       91       427       --
 Income (loss) from
  continuing operations     (1,045)       102    1,354    (1,735)     (118)
 Income (loss) from
  discontinued
 operations                     --        --        --    (2,252)   (9,308)
 Extraordinary gain
 (loss),
   net of tax effect          (140)       --        --    18,350       --
 Cumulative effect of
  accounting change             --        --        --     2,298       --
 Net Income (loss)          (1,185)       102    1,354    16,661    (9,426)
 Per Share:
  Income (loss) from
   continuing
 operations                   (.08)       .01     0.10     (0.42)    (0.05)
  Income (loss) from
   discontinued
 operations                     --         --       --     (0.54)    (4.09)
  Extraordinary gain
 (loss), net of tax
 effect                       (.01)        --       --      4.43       --

  Cumulative effect of
   accounting change            --         --       --      0.56       --
  Net Income (loss)           (.09)       .01     0.10      4.03    (4.14)
  Cash Dividends                --         --       --        --       --
 Net cash provided by
  operating activities      10,646      1,060    2,699     1,980     1,924
 Net cash used in
  investing activities     (74,139)   (10,177)  (7,698)   (5,649)   (6,841)
 Net cash provided by
  financing activities      90,914      7,457    2,106     8,736     5,175
 Total assets              173,318     45,539   36,707    30,615    74,556
 Long-term debt and
  capitalized lease
  obligations(1)           $94,278    $24,108  $20,820   $15,627   $74,913







--------------------
(1)  Includes current portion.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

      The Company's revenue is derived principally from the sale of tickets for entrance to its parks (approximately 53% and 56% in 1995 and 1994, respectively) and the sale of food, merchandise, games and attractions inside its parks (approximately 47% and 44% in 1995 and 1994, respectively). The Company's principal costs of operations include salaries and wages, fringe benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases.

      An important element of the Company's business strategy is the ongoing expansion of its rides and attractions and overall improvement of its parks, which management believes has contributed to increased attendance as well as increased length of stay and in-park spending. The Company intends to continue to make significant capital expenditures in order to maintain and enhance the appeal of its parks, which it expects will, in turn, increase attendance and profitability.

Results of Operations
---------------------

Years Ended December 31, 1995 and 1994
--------------------------------------

      Revenue.  Revenue aggregated $41.5 million in 1995, a 66.7% increase
      -------
over 1994 revenue of $24.9 million. A large portion of the increase ($13.5 million) resulted from the Merger on August 15, 1995. These results include the income from the acquired parks from and after that date. The 1995 results of the Company without consideration of the Merger provided an increase of 12.5% from $24.9 million in 1994 to $28.0 million in 1995. This increase in revenue is primarily attributable to the increased attendance of 14.3% from 1.4 million in 1994 to 1.6 million in 1995 at the three theme parks owned by the Company prior to the Merger.

      Operating Expenses.  Operating expenses increased approximately $7.4
      ------------------
million, or 60%, in 1995 over 1994 levels. A large portion of the increase ($6.9 million) is a result of the Merger. The 1995 results of the Company without consideration of the Merger provided an increase of 3.2% in operating expenses from $12.4 million in 1994 to $12.8 million in 1995. As a percentage of revenue, operating expenses constituted approximately 47.7% in 1995 and approximately 49.6% in 1994. Without consideration of the Merger, operating expenses constituted approximately 45.7% of revenue in 1995.

      Selling, General and Administrative.  Selling, general and
      -----------------------------------
administrative expenses increased from approximately $5.5 million in 1994 to approximately $9.3 million in 1995. A large portion of the increase ($2.6 million) is a result of the Merger. The Company's selling, general and administrative expenses without consideration of the Merger increased 21.8% from $5.5 million in 1994 to $6.7 million in 1995 primarily due to a 20.3% increase in marketing and advertising expenses. Most of the increase was incurred at Adventure World as part of the advertising campaign design to promote public awareness of the new Mind Eraser suspended, looping roller coaster, and a lesser portion of this increase was incurred in connection with the promotion of the new combined season pass program at Frontier City and White Water Bay.

      Costs of Products sold.  Costs of products sold increased from $2.6
      ----------------------
million in 1994 to $4.6 million in 1995. A large portion of the increase ($1.7 million) is a result of the Merger. The Company's cost of products sold without consideration of the Merger increased 11.5% from $2.6 million in 1994 to $2.9 million in 1995. This increase is a direct result of increased in-park sales at the parks.

      Depreciation and Amortization.  Depreciation and amortization
      -----------------------------
expense aggregated approximately $3.9 million in 1995 and approximately $2.0 million in 1994. This 95% increase resulted primarily from the Merger. The Company's depreciation and amortization without consideration of the Merger increased 25.0% from $2.0 million in 1994 to $2.5 million in 1995, reflecting the effect of the Company's additional capital improvements.

      Income Taxes.  The Company had an income tax benefit in 1995 of
      ------------
$852,000, compared to an income tax expense of $68,000 in 1994. The Company's income tax benefit in 1995 was allocated to loss before income taxes ($762,000) and an extraordinary loss ($90,000) on extinguishment of debt. The effective income tax rate for 1995 was 42.2% as compared to approximately 40% in 1994. The Company anticipates an effective tax rate of between 40% and 42% in the future since the parks acquired in the Merger are located in higher tax jurisdictions than the Company's three previous parks and due to the non-deductibility of the amortization of the goodwill that resulted from the Merger. See Note 7 to Notes to the Consolidated Financial Statements.

Years Ended December 31, 1994 and 1993
--------------------------------------

      Revenue.  Revenue aggregated $24.9 million in 1994, a 13.9% increase
      -------
over 1993 revenue of $21.9 million, resulting from a 30.1% increase in revenue at Adventure World and a 3.8% increase in revenue at Frontier City, offset in part by a 7.0% decrease in revenue at White Water Bay.

      Attendance at Premier's three parks in 1994 increased approximately 6.5% compared to 1993 levels primarily as a result of a 19.2% increase at Adventure World based on Premier's substantial investment in new rides and attractions and increased marketing (including the engagement of Cal Ripken, Jr. as the park's official spokesperson). The increase in attendance in 1994 was augmented by a 1.8% increase in ticket revenue per customer and a 8.4% increase in per-customer in-park spending in that year. The increased ticket revenue resulted from increased prices and a reduction in discount levels. The increased in-park spending in 1994 was primarily attributable to higher price levels, additional food and other retail outlets at the parks in that year and longer in-park stays. Of the 1994 revenues, $417,000 represents the excess of insurance proceeds received by Premier over the net book value of assets destroyed, and repair costs of assets damaged, by high winds at one of Premier parks. See Note 11 to Notes to Consolidated Financial Statements. The Company believes that the storm and the resulting damage caused a substantial loss of attendance and revenue at the affected park. The Company estimates that the storm resulted in an attendance loss of at least 20,000 customers at the park. During 1994, revenue per visitor at the affected park was approximately $20.30.

      Operating Expenses.  Operating expenses increased approximately $2.0
      ------------------
million, or 18.8%, in 1994 over 1993 levels. As a percentage of revenues, operating expenses constituted approximately 49.6% in 1994 and 47.6% in 1993. The increase in operating expenses during 1994 was primarily attributable to an approximate $805,000 increase (representing a 12% increase over 1993 levels) in salaries and other compensation benefits during that year, an approximate $406,000 (65%) increase in repair and maintenance expense and a $511,000 (42%) increase in operating supplies, equipment rentals and other expense. The increase in personnel cost reflected an increase primarily at Adventure World in the number of seasonal employees (11%) required to operate additional attractions as well as longer operating hours and, to a lesser extent, changes in hourly rates paid to lifeguards and other skilled employees (6%). Salary and other compensation benefits increased $613,000 at Adventure World in 1994. Repairs and maintenance increased due largely to a $288,000 increase at Adventure World arising out of the significant expansion of that park with the addition of 14 new rides and numerous other improvements during the two years preceding the 1994 season. Operating supplies, equipment rentals and other expenses increased due to additional "live" shows presented at the parks, additional equipment rentals, particularly at Adventure World, increases in utility costs due to the additional rides and attractions at the parks, and costs associated with the preparation of group sales brochures.

      Selling, General and Administrative.  Selling, general and
      -----------------------------------
administrative expenses increased from $4.8 million in 1993 to $5.4 million in 1994. Selling, general and administrative expenses (as a percentage of revenues) constituted 21.8% in each of 1994 and 1993. The increase in these expenses in 1994 was almost exclusively the result of a 37% increase in sales and advertising expense. Of this increase $578,000 represented additional marketing and advertising expense at Adventure World, which was designed to increase public awareness of the significant capital improvements made at the parks.

      Costs of Products Sold.  Costs of products sold aggregated
      ----------------------
approximately $2.6 million in 1994, as compared to the 1993 level of $2.1 million. Cost of products sold (as a percentage of in-park revenue) constituted approximately 23.3% and 23.8%, during 1994 and 1993, respectively.

      Depreciation and Amortization.  Depreciation and amortization
      -----------------------------
expense aggregated $2.0 million in 1994 and $1.5 million in 1993. This 33.3% increase reflected the effect of Premier's additional capital improvements.

      Income Taxes.  Premier's provision for income taxes represented
      ------------
approximately 40% of 1994 earnings before income taxes compared to 6.3% of 1993 earnings before income taxes. State and local taxes were the principal reason that Premier's effective tax rate was higher than the 34% federal corporate rate. See Note 7 to Notes to Consolidated Financial Statements.

Liquidity, Capital Commitments and Resources
--------------------------------------------

      The operations of the Company are highly seasonal, with the majority of the operating season occurring between Memorial Day and Labor Day. Most of the Company's revenue is collected in the second and third quarters of each year while most expenditures for capital improvements and major maintenance are incurred when the parks are closed. The Company employs a substantial number of seasonal employees who are compensated on an hourly basis.

An increase in the federal or any applicable state minimum wage rate would result in increased compensation expense for the Company.

      Prior to the 1993 season, the Company began implementing a long-range capital improvement program for its parks, spending approximately $7.7 million in 1993, $10.1 million in 1994 and $10.7 million in 1995. Also, Premier acquired certain rides and attractions through leases and borrowings of $2.7 million, $570,000 and $3.3 million in 1993, 1994 and 1995, respectively.

      During 1995, the Company generated approximately $10.6 million in net cash from operating activities. Additionally, financing activities provided approximately $90.9 million in net cash during that year, of which $90.0 million represented the proceeds of the Senior Note offering and $20 million represented the proceeds of 7% Convertible Preferred Stock offering which were consummated in connection with the Merger. These proceeds were offset in part by the Company's repayment of approximately $17.5 million of indebtedness. During 1995, the Company used $74.1 million in net cash in connection with investing activities, $63.3 million of which was employed in connection with the Merger and $10.7 million represented additions to buildings, rides and attractions at the Company's parks made in connection with its capital improvement program. As a result of these activities, the Company's property and equipment (after depreciation) at December 31, 1995 increased approximately $77.4 million over the amount at December 31, 1994, and cash and cash equivalents at December 31, 1995 increased $27.4 million as compared to the December 31, 1994 level. Liabilities at December 31, 1994 aggregated $127.4 million, representing a $100 million increase over December 31, 1994, most of which ($90 million) represented the Company's indebtedness under its Senior Notes.

      During 1994, the Company generated $1.0 million in net cash from operating activities. Additionally, financing activities provided approximately $7.5 million in net cash during that year, of which approximately $4.2 million represented the proceeds of a 1994 private placement of common stock and approximately $3.4 million represented net borrowings. During that year, the Company used $10.1 million in net cash in connection with investing activities, substantially all of which represented additions to buildings, rides and attractions at Premier's parks made in connection with its capital improvement program. The 1994 capital improvements were funded from cash generated from operations in 1993, and the proceeds of borrowings. As a result of these activities, the Company's property and equipment (after depreciation) at December 31, 1994 increased approximately $8.7 million over the amount at December 31, 1993, and cash and cash equivalents at 1994 year-end decreased $1.7 million as compared to the December 31, 1993 level. Liabilities at December 31, 1994 aggregated $27.4 million, representing a $3.9 million increase over December 31, 1993, substantially all of which represented increased borrowings in 1994.

      On August 15, 1995, the Company acquired Funtime in the Merger for approximately $60.0 million (excluding the post-closing adjustment of approximately $5.4 million paid in December 1995) and repaid in full its existing bank debt, $16.1 million. The Company funded these amounts from a portion of its simultaneous $90 million Senior Note offering and $20 million Convertible Preferred Stock offering. In addition, on that date, other indebtedness of the Company in the principal amount of $9.1 million was converted into common stock of the Company, and the Company entered into a three-year $20.0 million secured revolving credit facility ("Senior Credit Facility"). The transactions described in this paragraph are collectively referred to below as the "Merger Transactions."

      At December 31, 1995, substantially all of the Company's indebtedness was represented by the Senior Notes, which require annual interest payments of $10.8 million. Except in the event of a change of control of the Company and certain other circumstances, no principal payment on the Senior Notes is due and payable until maturity, August 15, 2003. The annual dividend requirements on the Convertible Preferred Stock is $1.4 million, payable at the election of the Company in cash or additional shares of such stock. The Senior Credit Facility prohibits payment of cash dividends by the Company.

      Borrowings under the Senior Credit Facility are secured by substantially all of the Company's assets (other than real estate), including the capital stock of its subsidiaries. The Senior Credit Facility has an aggregate availability of $20.0 million, none of which had been borrowed as of March 15, 1996. Interest rates per annum thereunder are equal to Chemical Bank's Alternative Base Rate plus 0.25% or the London Interbank Offering Rate plus 3.00%. The Senior Credit Facility matures August 15, 1998. Under the Senior Credit Facility, the Company is required to repay in full the principal balance for at least 45 consecutive days during the period from July 1 to November 1 of each year. The Senior Credit Facility contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates. In addition, the Senior Credit Facility requires that the Company comply with certain specified financial ratios and tests, including cash interest expense coverage, a minimum net worth requirement and a maximum capital expenditure requirement.

      The Merger Transactions generated approximately $29.9 million of excess net proceeds (excluding amounts deposited in escrow or retained by the Company to fund specified Funtime liabilities under the Merger agreement). The Company expects that the excess net proceeds from the Merger Transactions, internally generated funds from 1995 and 1996 operations and borrowings under its $20.0 million Senior Credit Facility will be the Company's primary sources of liquidity, including its capital expenditure program prior to the 1996 season. The Company believes that the funds available from its sources of liquidity will be adequate to cover its currently anticipated working capital and debt service requirements.

Newly Issued Accounting Standards
---------------------------------

      The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans. Entities are encouraged to adopt all provisions of Statement No. 123 but are required only to comply with the disclosure requirements of Statement No. 123. Statement No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995.
The provisions of Statement No. 123 will not have a material effect on the consolidated financial condition or operating results of the Company, as the Company does not intend to adopt the optional value based measurement concept related to stock-based compensation contained in Statement No. 123.

      The Financial Accounting Standards Board has also issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"

("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reevaluates the carrying amounts of its long-lived assets and the related depreciation and amortization periods as discussed in the notes to the Company's Consolidated Financial Statements, and the Company believes that the adoption of Statement No. 121 will not have a material effect on its consolidated financial statements.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and
(2) are included in this Report beginning on page F-1.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)  Identification of Directors

      Incorporated by reference from the information captioned
"Proposal 1: Election of Directors" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1996.

      (b)  Identification of Executive Officers

      Information regarding executive officers is included in Item 1 of
      Part I herein.

ITEM 11.   EXECUTIVE COMPENSATION

      Incorporated by reference from the information captioned "Executive Compensation" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

      (a), (b) Incorporated by reference from the information captioned "Stock Ownership of Management and Certain Beneficial Holders" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1996.

      (c)  Changes in Control

           None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the information captioned "Certain Transactions" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1996.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K

      (a)(1) and (2) Financial Statements and Financial Statement
      Schedules

      The following consolidated financial statements of the Premier Park Inc. and subsidiaries, the notes thereto, the related report thereon of independent auditors, and financial statement schedules are filed under
Item 8 of this Report:
                                                                 PAGE
                                                                 ----

Independent Auditor's Report                                     F-2

Consolidated Balance Sheets - December 31, 1995 and 1994         F-3

Consolidated Statements of Operations Years ended                F-5
  December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity                  F-6
  Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows                            F-7
  Years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                       F-9


Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

     (a)(3)    See Exhibit Index.

     (b)       Reports on Form 8-K
               -------------------
               None.

     (c)       Exhibits
               See Item 14(a)(3) above.

                               PREMIER PARKS INC.

                   Index to Consolidated Financial Statements


                                                                          Page

Independent Auditors' Report ..........................................    F-2


Consolidated Balance Sheets - December 31, 1995 and 1994 ..............    F-3


Consolidated Statements of Operations - Years ended December 31,
   1995, 1994 and 1993 ................................................    F-5


Consolidated Statements of Stockholders' Equity - Years ended
   December 31, 1995, 1994 and 1993 ...................................    F-6


Consolidated Statements of Cash Flows - Years ended
   December 31, 1995, 1994 and 1993 ...................................    F-7


Notes to Consolidated Financial Statements ............................    F-9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Premier Parks Inc.:


We have audited the consolidated financial statements of Premier Parks Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Parks Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                               /s/ KPMG Peat Marwick LLP

                                                 KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
February 29, 1996

                               PREMIER PARKS INC.

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994


                      Assets                             1995           1994
                      ------                             ----           ----

Current assets:
   Cash and cash equivalents                        $  28,787,000      1,366,000
   Accounts receivable                                    965,000        870,000
   Inventories                                          2,904,000      1,018,000
   Prepaid expenses                                     2,352,000        765,000
                                                      -----------    -----------
         Total current assets                          35,008,000      4,019,000
                                                      -----------    -----------

Other assets:
   Investment in and advances to a partnership,
     at equity                                          1,118,000      1,124,000
   Deferred charges                                     4,839,000        428,000
   Deposits and other                                   3,111,000      1,396,000
                                                      -----------    -----------
         Total other assets                             9,068,000      2,948,000
                                                      -----------    -----------

Property and equipment, at cost                       125,906,000     44,842,000
   Less accumulated depreciation                        9,905,000      6,270,000
                                                      -----------    -----------
                                                      116,001,000     38,572,000

Intangible assets                                      13,471,000         -
   Less accumulated amortization                          230,000         -
                                                      -----------    -----------
                                                       13,241,000         -






















         Total assets                               $ 173,318,000     45,539,000
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

           Liabilities and Stockholders' Equity          1995           1994
           ------------------------------------          ----           ----

Current liabilities
   Accounts payable and accrued expenses            $  6,361,000      1,281,000
   Accrued interest payable                            4,158,000        102,000
   Current portion of long-term debt - unrelated
     parties                                              56,000      1,239,000
   Current portion of long-term debt - related
     parties                                               -            200,000
   Current portion of capitalized lease obligations    1,009,000        453,000
                                                     -----------    -----------
        Total current liabilities                     11,584,000      3,275,000
                                                     -----------    -----------

Long-term debt and capitalized lease obligations:
   Capitalized lease obligations                       3,213,000      1,420,000
   Long-term debt - unrelated parties:
     Senior subordinated notes                             -          1,240,000
     Senior notes                                     90,000,000     11,901,000
   Long-term debt - related parties:
     Senior subordinated notes                             -          5,760,000
     Junior subordinated loan                              -          1,895,000
                                                    ------------    -----------
        Total long-term debt and capitalized lease
           obligations                                93,213,000     22,216,000

Other long-term liabilities                            3,465,000          -

Deferred income taxes                                 19,145,000      1,914,000
                                                     -----------    -----------
        Total liabilities                            127,407,000     27,405,000
                                                     -----------    -----------

Stockholders' equity:
   Preferred stock, 500,000 shares authorized at
     December 31, 1995 and 1994; 200,000 shares
     Series A, 7% cumulative convertible, $1 par
     value ($100 redemption value) issued and
     outstanding at December 31, 1995, and no shares
     issued and outstanding at December 31, 1994         200,000          -
   Common stock, $.01 par value, 45,000,000 shares
     authorized at December 31, 1995 and 1994,
     respectively; 24,419,500 and 16,992,335 shares
     issued and 24,287,772 and 16,860,607 shares
     outstanding as of December 31, 1995 and 1994,
     respectively                                        244,000        170,000
   Capital in excess of par value                     79,261,000     50,573,000
   Accumulated deficit                               (33,105,000)   (31,920,000)
                                                     -----------    -----------
                                                      46,600,000     18,823,000
   Less 131,728 common shares of treasury stock,
     at cost                                             689,000        689,000
                                                     -----------    -----------
        Total stockholders' equity                    45,911,000     18,134,000
                                                     -----------    -----------

        Total liabilities and stockholders' equity $ 173,318,000     45,539,000
                                                     ===========    ===========

                               PREMIER PARKS INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993


                                              1995          1994        1993
                                              ----          ----        ----

Revenue:
   Theme park admissions                $ 21,863,000    13,936,000   12,874,000
   Theme park food, merchandise, and
     other                                19,633,000    10,963,000    8,986,000
                                          ----------    ----------   ----------
       Total revenue                      41,496,000    24,899,000   21,860,000
                                          ----------    ----------   ----------

Operating costs and expenses:
   Operating expenses                     19,775,000    12,358,000   10,401,000
   Selling, general and administrative     9,272,000     5,448,000    4,768,000
   Costs of products sold                  4,635,000     2,553,000    2,135,000
   Depreciation and amortization           3,866,000     1,997,000    1,537,000
                                          ----------    ----------   ----------
       Total operating costs and
         expenses                         37,548,000    22,356,000   18,841,000
                                          ----------    ----------   ----------

       Income from operations              3,948,000     2,543,000    3,019,000

Other income (expense):
   Interest expense, net                  (5,578,000)   (2,299,000)  (1,438,000)
   Equity in loss of partnership             (69,000)      (83,000)    (142,000)
   Other income (expense)                   (108,000)        9,000        6,000
                                          ----------    ----------   ----------
                                          (5,755,000)   (2,373,000)  (1,574,000)
                                          ----------    ----------   ----------

       Income (loss) before income
         taxes                            (1,807,000)      170,000    1,445,000

Income tax expense (benefit)                (762,000)       68,000       91,000
                                          ----------    ----------   ----------

       Income (loss) before
         extraordinary loss               (1,045,000)      102,000    1,354,000

Extraordinary loss on extinguishment
   of debt, net of income tax benefit
   of $90,000                               (140,000)       -            -
                                          ----------    ----------   ----------

       Net income (loss)                $ (1,185,000)      102,000    1,354,000
                                          ==========    ==========   ==========

       Net income (loss) applicable to
         common stock                   $ (1,714,000)      102,000    1,354,000
                                          ==========    ==========   ==========

Weighted average number of common
   shares outstanding                     19,689,000    14,052,000   13,276,000
                                          ==========    ==========   ==========

Income (loss) per common share:
   Income (loss) before extraordinary
     loss                                    (.08)          .01          .10
   Extraordinary loss                        (.01)           -            -
                                             ----           ---          ---

       Net income (loss)                     (.09)          .01          .10
                                             ====           ===          ===



See accompanying notes to consolidated financial statements.

                                                         PREMIER PARKS INC.

                                           Consolidated Statements of Stockholders' Equity
                                            Years ended December 31, 1995, 1994 and 1993


                                            Series A, 7%
                                            Cumulative
                                            Convertible
                                           Preferred Stock       Common Stock
                                          -----------------  --------------------  Capital in
                                           Shares              Shares              Excess of   Accumulated   Treasury
                                           Issued   Amount     Issued     Amount   Par Value     Deficit       Stock       Total
                                          -------  --------  ----------  --------  ----------  -----------   --------   -----------
Balances at December 31, 1992                --    $   --    13,407,825  $134,000  45,769,000  (33,376,000)  (689,000)   11,838,000

Net income                                   --        --          --        --          --      1,354,000       --       1,354,000
                                          -------  --------  ----------  --------  ----------  -----------   --------   -----------

Balances at December 31, 1993                --        --    13,407,825   134,000  45,769,000  (32,022,000)  (689,000)   13,192,000

Issuance of common stock:
   Cash proceeds - net                       --        --     3,099,073    31,000   4,154,000         --         --       4,185,000
   Exchange of debt for equity               --        --       485,437     5,000     650,000         --         --         655,000

Net income                                   --        --          --        --          --        102,000       --         102,000
                                          -------  --------  ----------  --------  ----------  -----------   --------   -----------

Balances at December 31, 1994                --        --    16,992,335   170,000  50,573,000  (31,920,000)  (689,000)   18,134,000

Issuance of preferred stock               200,000   200,000        --        --    19,800,000         --         --      20,000,000

Conversion of debt to equity                 --        --     7,427,165    74,000   8,888,000         --         --       8,962,000

Net loss                                     --        --          --        --          --     (1,185,000)      --      (1,185,000)
                                          -------  --------  ----------  --------  ----------  -----------   --------   -----------

Balances at December 31, 1995             200,000  $200,000  24,419,500  $244,000  79,261,000  (33,105,000)  (689,000)   45,911,000
                                          =======  ========  ==========  ========  ==========  ===========   ========   ===========



See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                 1995           1994         1993
                                                 ----           ----         ----
Cash flows from operating activities:
   Net income (loss)                       $ (1,185,000)      102,000     1,354,000
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization          3,866,000     1,997,000     1,537,000
       Extraordinary loss on early
         extinguishment of debt                 230,000          --            --
       Amortization of discount on debt
         and debt issuance costs                317,000        94,000       290,000
       Gain on sale of assets                      --          (9,000)       (3,000)
       Equity in losses of partnerships          69,000        83,000       142,000
       Decrease in escrow cash accounts            --            --         506,000
       (Increase) decrease in accounts
         receivable                           5,794,000      (496,000)     (210,000)
       Deferred income taxes (benefit)         (808,000)       24,000        91,000
       Increase in inventories and
         prepaid expenses                      (455,000)     (422,000)     (339,000)
       (Increase) decrease in deposits
         and other assets                     1,128,000      (891,000)     (123,000)
       Increase (decrease) in accounts
         payable and accrued expenses        (2,366,000)      511,000      (532,000)
       Increase  (decrease) in accrued
         interest payable                     4,056,000        67,000       (14,000)
                                           ------------   -----------   -----------
            Total adjustments                11,831,000       958,000     1,345,000
                                           ------------   -----------   -----------

            Net cash provided by
              operating activities           10,646,000     1,060,000     2,699,000
                                           ------------   -----------   -----------

Cash flows from investing activities:
   Proceeds from the sale of equipment             --          14,000        90,000
   Increase in investments in and
     advances topartnerships                    (63,000)      (83,000)     (114,000)
   Additions to property and equipment      (10,732,000)  (10,108,000)   (7,674,000)
   Acquisition of Funtime Parks, Inc.,
     net of cash acquired                   (63,344,000)         --            --
                                           ------------   -----------   -----------

            Net cash used in investing
              activities                    (74,139,000)  (10,177,000)   (7,698,000)

Cash flows from financing activities:
   Repayment of debt                        (17,487,000)   (5,079,000)   (8,252,000)
   Proceeds from borrowings                  93,500,000     8,451,000    10,758,000
   Net cash proceeds from issuance of
     preferred stock                         20,000,000          --            --
   Net cash proceeds from issuance of
     common stock                                  --       4,185,000          --
   Payments of debt issuance costs           (5,099,000)     (100,000)     (400,000)
                                           ------------   -----------   -----------

            Net cash provided by
              financing activities           90,914,000     7,457,000     2,106,000
                                           ------------   -----------   -----------

(Decrease) increase in cash and cash
  equivalents                                27,421,000    (1,660,000)   (2,893,000)

Cash and cash equivalents at beginning of
  year                                        1,366,000     3,026,000     5,919,000
                                           ------------   -----------   -----------

Cash and cash equivalents at end of year   $ 28,787,000     1,366,000     3,026,000
                                           ============   ===========   ===========


                                                                     (Continued)

                               PREMIER PARKS INC.

                  Years ended December 31, 1995, 1994 and 1993


                                                 1995          1994       1993
                                                 ----          ----       ----

Supplementary cash flow information:
   Cash paid for interest                   $ 2,018,000     2,178,000  1,433,000
                                              =========     =========  =========

   Cash paid for income taxes (refund)      $   (22,000)       38,000      -
                                              =========     =========  =========


Supplemental disclosure of noncash investing and financing activities:

1995

   o Common stock (7,427,165 shares) was exchanged for $9,095,000 of debt, net of $133,000 of costs (notes 3 and 9).

   o The Company purchased certain rides and attractions through capital leases with obligations totaling $3,259,000.

1994

   o Common stock (485,437 shares) was exchanged for $655,000 of debt (note 9).

   o The Company entered into two separate note agreements, aggregating $570,000 for the purchase of property and equipment.

1993

   o The Company purchased certain rides and attractions through capital leases with obligations totaling $2,745,000.

   o In connection with a term loan obtained during the year, $5,824,000 was used to retire existing notes with the same institution.




See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993


(1)   Summary of Significant Policies

      Description of Business

      Premier Parks Inc. (the Company) owns and operates regional themed amusement and water parks. The Company and its subsidiaries currently own and operate six parks: Frontier City, a western theme park located in Oklahoma City, Oklahoma; White Water Bay, a tropical theme water park located in Oklahoma City, Oklahoma; Adventure World, a combination theme and water park located in Largo, Maryland; Geauga Lake, a combination theme and water park located near Cleveland, Ohio; Darien Lake & Camping Resort, a combination theme and water park with an adjacent camping resort and performing arts center, located between Buffalo and Rochester, New York; and Wyandot Lake, a water park which also includes "dry rides" located in Columbus, Ohio.

      Basis of Presentation

      The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles.

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the limited partnership (Frontier City Partners Limited Partnership) in which the Company beneficially owns 100% of the partnership interests. Intercompany transactions and accounts have been eliminated in consolidation.

      The Company's investment in a partnership in which it does not own a controlling interest is accounted for using the equity method.

      Cash Equivalents

      Cash equivalents of $26,728,000 at December 31, 1995, consist of short-term highly liquid investments with an original maturity of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Inventories

      Inventories are stated at the lower of cost (first in, first out) or market and consist of products for resale including merchandise and food and miscellaneous supplies including repair parts for rides.

      Advertising Costs

      Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations in the year incurred. The amounts capitalized at year-end are included in prepaid expenses.

      Deferred Charges

      The Company capitalizes all costs related to the issuance of debt with such costs included in deferred charges in the consolidated balance

                               PREMIER PARKS INC.

      sheets. The capitalized debt costs at December 31, 1995 relate to the senior notes and senior credit facility and the amortization of such costs are recognized as interest expense under a method approximating the interest method over the life of the respective debt issue.

      Depreciation and Amortization

      Buildings and improvements are depreciated over their estimated useful lives of approximately 30 years by use of the straight-line method. Furniture and equipment are depreciated using the straight-line method over 5-10 years. Rides and attractions are depreciated using the straight-line method over 5-25 years. Amortization of property associated with capitalized lease obligations is included in depreciation expense in the consolidated financial statements.

      Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

      Intangible Assets

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using an appropriate interest rate. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      Interest Expense Recognition

      Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable and capitalized lease obligations that do not have a stated interest rate or that have interest rates considered to be lower than prevailing market rates (when the obligations were incurred) are carried at amounts discounted to impute a market rate of interest cost. Total interest expense incurred was $6,074,000, $2,341,000, and $1,481,000 in 1995, 1994 and 1993, respectively. Interest expense in the accompanying consolidated statements of operations is shown net of interest income.

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                               PREMIER PARKS INC.

      Income (Loss) Per Share

      Income (loss) per share is computed based on income (loss) applicable to common stock divided by the weighted average number of common shares outstanding during the period. For the year ended December 31, 1995, no warrants, options, or potential shares from convertible securities were considered as the effect would be antidilutive. For the years ended December 31, 1994 and 1993, warrants and options outstanding have been excluded from the per share calculations as no active trading market existed for the Company's common stock during those periods.

      The Company's former senior subordinated notes were converted into common shares in 1995. For 1994 and 1993, the senior subordinated notes were considered to be potentially dilutive securities. The weighted average number of common shares attributable to the conversion feature of the notes was 5,600,000 and 2,378,000 for the years ended December 31, 1994 and 1993, respectively. The former senior subordinated notes bore interest and if the notes had been converted, the interest expense on the notes in 1994 or 1993 would not have been incurred. After consideration of the increase in income that would have occurred from the reduction in interest expense, the effect of the convertible shares on income was antidilutive.

      The Company issued convertible preferred stock in 1995 which is a potentially dilutive security. The 12,121,121 common shares that would result from conversion of the preferred stock are not considered in the 1995 calculation of loss per share, as the effect would be antidilutive. Accumulated, but unpaid, preferred stock dividends of $529,000 were considered in determining net loss applicable to common stock in 1995.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Reclassifications have been made to certain amounts reported in 1994 and 1993 to conform with the 1995 presentation.

(2)   Fair Value of Financial Instruments

      The recorded amounts for cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, and accrued interest payable approximate fair value because of the short maturity of these financial instruments. The fair value estimates, methods, and assumptions relating to the Company's other financial instruments are discussed in note 6.

(3)   Acquisition of Theme Parks

      Pursuant to a merger agreement, the Company acquired Funtime Parks, Inc. (Funtime), a company owning three regional theme parks, for an initial purchase price of approximately $60,000,000 in cash with an additional amount of approximately $5,400,000 paid to the former shareholders as a postclosing adjustment related to the operating cash flows of the former Funtime parks after the acquisition. The acquisition was accounted for as a purchase. The allocation of the purchase price was determined based upon estimates of fair value as determined by independent appraisal. As of the

                               PREMIER PARKS INC.

      acquisition date and after giving effect to the purchase, $18,030,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Funtime's assets and liabilities. Approximately $13,500,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill. To fund the acquisition, on August 15, 1995, the Company issued $90,000,000 aggregate principal amount of 12% senior notes due 2003 (the Notes) and $20,000,000 of convertible preferred stock and converted approximately $9,100,000 of previously existing indebtedness into Company common stock. Except in the case of a change of control (as defined in the indenture relating to the Notes) and certain other circumstances, no principal payment on the Notes is due prior to maturity (August 15, 2003). As part of the acquisition, $2,500,000 of the purchase price was placed into escrow as an indemnification fund. Except in limited circumstances, the indemnification fund represents the sole source of funds for indemnification claims made by the Company against the former shareholders of Funtime. The escrow is to be released in February 1997. The indemnification fund is classified in the accompanying consolidated financial statements as a deposit and as a noncurrent other liability.

      The accompanying 1995 consolidated statement of operations reflects the results of Funtime from the date of acquisition (August 15, 1995).

      The following summarized pro forma results of operations for the years ended December 31, 1995 and 1994, assumes that the acquisition and related transactions occurred as of the beginning of 1994 (in thousands):

                                                             1995         1994
                                                             ----         ----
                                                                (Unaudited)
         Revenue:
           Theme park admissions                         $  37,738       34,275
           Theme park food, merchandise, and other          42,301       41,319
                                                           -------      -------
               Total revenue                                80,039       75,594

         Operating costs and expenses:
           Operating expenses                               35,616       34,832
           Selling, general and administrative              13,764       12,380
           Costs of products sold                            9,671        9,188
           Depreciation and amortization                     6,223        5,768
                                                           -------      -------
               Total operating costs and expenses           65,274       62,168

         Income from operations                             14,765       13,426

         Interest expense, net                             (11,022)     (11,559)
         Equity in loss of partnership                         (69)         (83)
         Other income (expense)                               (108)         (27)
                                                           -------      -------
             Total other expense                           (11,199)     (11,669)
                                                           -------      -------

         Income before income taxes and extraordinary
           loss                                              3,566        1,757

         Income tax expense                                  1,666          948
                                                           -------      -------

         Income before extraordinary loss                $   1,900          809
                                                           =======      =======

         Income (loss) before extraordinary loss
           applicable to common stock                    $     500         (591)
                                                           =======      =======

         Income (loss) before extraordinary loss per
           common share                                  $      .02        (.02)
                                                           ========    ========

                               PREMIER PARKS INC.

(4)   Investment in and Advances to a Partnership

                                                         1995          1994
                                                         ----          ----

      40% general partner capital interest (including
         cumulative advances of $1,341,000 and
         $1,278,000 at December 31, 1995 and 1994,
         respectively) in 229 East 79th Street
         Associates LP, a limited partnership
         (Associates) formed in 1987 to acquire,
         operate, manage, and convert to cooperative
         ownership a residential building located at
         229 East 79th Street, New York, NY.         $ 1,118,000     1,124,000
                                                       =========     =========

      While the Company is a general partner, the Company does not operate, manage, or control the limited partnership. Operations, management, and control are performed by the managing general partner.

      Under the terms of the partnership agreement, the Company funds 40% of required working capital needed by Associates. During 1995 and 1994, the Company made advances of $63,000 and $83,000, respectively. Presently, the Company expects to continue to advance funds as needed during 1996. The Company has guaranteed up to approximately $270,000 of borrowings by Associates in connection with its acquisition of real estate. However, if at the time of a default by Associates, the lender is paid amounts accrued to date, the Company will be relieved of its obligation under its guaranty.

      The following information summarizes the financial position of Associates and the results of its operations:

                                                            December 31
                                                     --------------------------
                                                         1995         1994
                                                     ------------  ------------

         Assets                                      $ 3,496,000    3,686,000
                                                       =========    =========

         Liabilities                                   4,061,000    4,072,000
         Partners' deficit                              (565,000)    (386,000)
                                                       ---------    ---------

                                                     $ 3,496,000    3,686,000
                                                       =========    =========


                                                   Year ended December 31
                                              ---------------------------------
                                                 1995        1994       1993
                                              -----------  ---------  ---------

         Revenues                             $  288,000    294,000    300,000
         Costs and expenses                      461,000    534,000    612,000
                                                --------   --------   --------
                                                (173,000)  (240,000)  (312,000)
         (Loss) gain on sale of co-op shares       -         32,000    (43,000)
                                               ---------   --------   --------

                  Net loss                    $ (173,000)  (208,000)  (355,000)
                                                ========   ========   ========

                               PREMIER PARKS INC.

(5)   Property and Equipment

      Property and equipment, at cost, are classified as follows:

                                                         1995           1994
                                                         ----           ----
         Theme parks:
            Land                                    $  12,230,000    5,964,000
            Buildings and improvements                 54,935,000   15,213,000
            Rides and attractions                      51,653,000   20,179,000
            Equipment                                   7,088,000    3,486,000
                                                      -----------   ----------
                  Total theme parks                   125,906,000   44,842,000
            Less accumulated depreciation               9,905,000    6,270,000
                                                      -----------   ----------

                                                    $ 116,001,000   38,572,000
                                                      ===========   ==========

      Included in property and equipment are costs and accumulated depreciation associated with capital leases as follows:

                                                          1995          1994
                                                          ----          ----

         Cost                                        $ 6,005,000     2,745,000

         Accumulated depreciation                       (334,000)     (165,000)
                                                       ---------     ---------

                                                     $ 5,671,000     2,580,000
                                                       =========     =========

(6)   Long-Term Debt and Capitalized Lease Obligations

      At December 31, 1995 and 1994, debt consists of:
                                                            1995          1994
                                                            ----          ----
      Capitalized lease obligations:
        Capitalized lease obligations expiring 1997
          through 2000, requiring aggregate annual lease
          payments ranging from approximately $1,172,000
          to $360,000 including implicit interest at
          rates ranging from 9.875% to 11% and secured
          by equipment with a net book value of
          approximately $5,671,000 as of
          December 31, 1995                            $  4,222,000    1,873,000

      Debt to unrelated parties:
        Senior notes (a)                                 90,000,000            -

        Senior subordinated convertible debt maturing
          in 2000, convertible into common stock at a
          conversion price of $1.25, requiring
          quarterly interest payments at9.5% per
          annum (b)                                               -    1,240,000

         Term note payable due December 1998, requiring
            monthly interest payments at prime plus 1%
            (9.5% as of December 31, 1994) and
            principal payments annually and borrowings
            under a revolving line of credit (c)                  -   12,451,000

         Other debt                                          56,000      689,000
                                                         ----------   ----------

         Total - debt to unrelated parties               90,056,000   14,380,000
                                                         ----------   ----------

                               PREMIER PARKS INC.

                                                            1995          1994
                                                            ----          ----

      Debt to related parties:
         Junior subordinated loan payable with
            interest at 8% per annum plus accrued
            interest unpaid (d)                        $     -         2,095,000

         Senior subordinated convertible debt maturing
            in 2000, convertible into common stock at
            a conversion price of $1.25 requiring
            quarterly interest payments at 9.5% per
            annum (b)                                       -          5,760,000
                                                        -----------   ----------

         Total - debt to related parties                    -          7,855,000
                                                        -----------   ----------

            Total                                      $ 94,278,000   24,108,000
                                                         ==========   ==========

      (a) The notes are senior unsecured obligations of the Company, with a $90,000,000 aggregate principal amount, and mature on August 15, 2003. The notes bear interest at 12% per annum payable semiannually on August 15 and February 15 of each year, commencing February 15, 1996. The notes are redeemable, at the Company's option, in whole or part, at any time on or after August 15, 1999, at varying redemption prices. Additionally, at any time and from time-to-time prior to August 15, 1998, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount. These notes are guaranteed by all of the Company's principal operating subsidiaries.

           The indenture under which the notes were issued places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock.

           The indenture permits the Company, subject to certain limitations, to incur additional indebtedness, including secured senior indebtedness under its $20,000,000 senior credit facility described below.

           The Company is a holding company with no operations or assets other than its investment in its wholly owned direct and indirect subsidiaries and its investment in Associates. All of the Company's subsidiaries, except for one indirect wholly owned subsidiary, Funtime-Famous Recipe, Inc., are full, unconditional, and joint and several guarantors of the notes. The assets and operations of Funtime-Famous Recipe, Inc. are inconsequential to the Company and its consolidated financial condition and results of operations. Condensed financial statement information for the guarantors is not included herein, as the Company does not believe such information would be material to the understanding of the Company and its direct and indirect subsidiaries.

      (b) During 1993, the Company consummated a private placement of $7,000,000 of its 9.5% senior subordinated convertible notes due March 2000. The notes were funded on July 29, 1993. The notes were convertible into shares of common stock at the conversion price of $1.25 per share subject to certain antidilution adjustments. These notes were converted into 5,875,313 common shares during 1995.

      (c) On December 7, 1993, the Company entered into a loan agreement with a financial institution which provided for a $13,583,000 term loan facility due December 31, 1997, and a $3,500,000 revolving line of credit that was due December 31, 1995. The term loan facility was fully funded in 1994. The revolving line had a zero balance at December 31, 1994. All amounts outstanding including amounts advanced under the line of credit were repaid during 1995 in connection with

                               PREMIER PARKS INC.

           the issuance of the senior notes. Additionally, the line of credit was cancelled.

      (d) On October 30, 1992, in connection with a private placement, the Company consolidated the outstanding Windcrest Partners loans in the principal amount of $2,095,000 into a junior subordinated term loan. Under the terms of this loan agreement, interest was payable monthly at the rate of 8% per annum until maturity on December 31, 1999. The junior term loan was exchanged for common stock (1,551,852 shares) during 1995.

      Annual maturities of long-term debt and capitalized lease obligations during the five years subsequent to December 31, 1995, are as follows:

                  1996                                     $  1,065,000
                  1997                                        1,473,000
                  1998                                          713,000
                  1999                                          360,000
                  2000 and thereafter                        90,667,000
                                                             ----------

                                                           $ 94,278,000
                                                             ==========

      The Company's $20,000,000 senior credit facility is secured by substantially all of the Company's assets (other than real estate), including the capital stock of its subsidiaries. The facility matures in August 1998. At December 31, 1995, no advances were outstanding under the senior credit facility. Advances under the senior credit facility will bear interest at a variable rate.

      The senior credit facility contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations; engage in certain transactions with subsidiaries and affiliates; and redeem or purchase the senior notes. In addition, the senior credit facility requires that the Company comply with certain specified financial ratios and tests, including cash interest expense coverage, a minimum net worth requirement, and a maximum capital expenditure requirement.

      The fair value of the Company's long-term debt is estimated by using quoted bond prices or discounted cash flow analyses based on current borrowing rates for debt with similar maturities. Under the above assumptions the estimated fair value of long-term debt and capitalized lease obligations at December 31, 1995, is approximately $103,000,000.

(7)   Income Taxes

      The Company recognized an income tax benefit of $852,000 in 1995. The benefit of $762,000 was allocated to loss before income taxes and $90,000 to the extraordinary loss.

                               PREMIER PARKS INC.

      Income tax expense (benefit) allocated to operations for 1995, 1994 and 1993 consists of the following:

                                         Current      Deferred        Total
                                         -------      --------        -----

         1995:
            U.S. Federal                $ (44,000)     (508,000)     (552,000)
            State and local                 -          (210,000)     (210,000)
                                         --------      --------      --------

                                        $ (44,000)     (718,000)     (762,000)
                                          =======      ========      ========

         1994:
            U.S. Federal                   44,000        15,000        59,000
            State and local                 -             9,000         9,000
                                         --------      --------      --------

                                        $  44,000        24,000        68,000
                                          =======      ========      ========

         1993:
            U.S. Federal                        -        75,000        75,000
            State and local                 -            16,000        16,000
                                         --------      --------      --------

                                       $    -            91,000        91,000
                                         ========      ========      ========

      Recorded income tax expense (benefit) allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income approximately as follows:

                                                  1995         1994       1993
                                                  ----         ----       ----

         Computed "expected" federal income
            tax expense (benefit)             $ (614,000)     58,000    491,000

         Amortization of goodwill                 78,000           -          -

         Other, net                              (16,000)      1,000     (6,000)

         Effect of state and local income
            taxes                               (210,000)      9,000     16,000

         Change in the beginning-of-the-year
            balance of the valuation
            allowance for deferred tax assets      -           -       (410,000)
                                               ---------     -------   --------

                                              $ (762,000)     68,000     91,000
                                                ========      ======   ========

                               PREMIER PARKS INC.

      Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards and alternative minimum tax carryforwards represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 1995 and 1994, are presented below:

                                                         1995          1994
                                                         ----          ----

            Deferred tax assets before valuation
              allowance                             $  7,860,000     3,161,000

            Less valuation allowance                     -              -

            Net deferred tax assets                    7,860,000     3,161,000

            Deferred tax liabilities                  27,005,000     5,075,000
                                                      ----------     ---------

            Net deferred tax liability              $ 19,145,000     1,914,000
                                                      ==========     =========

      The Company's deferred tax liability results from the financial carrying value for assets acquired in the Funtime acquisition, which was based upon the fair value at the acquisition date, being substantially in excess of Funtime's tax basis in the assets and from the Company's remaining depreciable assets being depreciated primarily over a 7-year period for tax reporting purposes and a longer 20- to 25-year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to offset future taxable income. Because the Company's assets' financial carrying value and tax basis difference will primarily reverse before the expiration of the net operating loss carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that it will more likely than not realize the benefits of these net future deductions.

      The Company experienced an ownership change within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder on October 30, 1992, as a result of the issuance of 11,000,000 shares of common stock. As a result of the ownership change, net operating loss carryforwards generated before the ownership change can be deducted in subsequent periods only in certain limited situations. Accordingly, it is probable that the Company will not be able to use net operating loss carryforwards generated prior to October 30, 1992. None of the pre-October 30, 1992, net operating loss carryforwards were considered in computing the Company's available net operating loss carryforwards and deferred tax liability. Net operating loss carryforwards generated after October 30, 1992, can be utilized without restriction unless another ownership change in excess of 50% during any three-year period occurs.

      As of December 31, 1995, the Company has approximately $13,681,000 of unrestricted net operating loss and $4,077,000 of alternative minimum tax carryforwards available for federal income tax purposes which expire in 2008 through 2010. Additionally, the Company has $1,864,000 of alternative minimum tax credits which have no expiration date.

                               PREMIER PARKS INC.

(8)   Preferred Stock

      The Company has authorized 500,000 shares of preferred stock, $1 par value. During 1995, the Company issued 200,000 shares of Series A, 7% cumulative convertible preferred stock at $100 per share.

      All shares of Series A preferred stock rank senior and prior in right to all of the Company's now or hereafter issued common stock with respect to dividend payments and distribution of assets upon liquidation or dissolution of the Company,

      Holders of Series A preferred stock are entitled to receive cumulative dividends at an annual rate of $7 per share. At the Company's election, dividends are payable in cash and/or in additional Series A preferred stock. The terms of the Company's senior notes and senior credit facility limit the Company's ability to pay cash dividends.

      At the option of the holder, the Series A preferred stock may be converted into fully-paid and nonassessable shares of common stock. The number of shares of common stock deliverable upon conversion of one share of Series A preferred stock will be determined by dividing $100 by the then applicable conversion rate. The initial conversion rate was $1.65 and will be adjusted from time to time in accordance with the provisions of the Series A preferred stock. The Company has agreed to provide the preferred stockholders certain registration rights relative to the common stock issued upon conversion of the preferred stock.

      The Company may redeem the Series A preferred stock at any time in whole or from time to time in part at a redemption price of $100 per share provided that either certain common stock market price levels are met or that the Company will have consummated an underwritten public offering of common stock with gross proceeds of at least $15,000,000.

(9)   Capital Stock

      In October 1994, the Company issued 3,099,073 common shares in a private placement with existing stockholders for cash. In connection with this placement, Windcrest Partners also exchanged $655,000 of then existing debt for 485,437 shares of common stock. The Company has agreed to provide the stockholders certain registration rights in the future.

      In August 1995, the Company issued 5,875,313 common shares in full exchange for the Company's $7,000,000 senior subordinated convertible notes and 1,551,852 common shares in full exchange for the Company's $2,095,000 junior subordinated term loan. The Company has agreed to provide the stockholders certain registration rights in the future.

(10)  Stock Options and Warrants

      In 1995, 1994 and 1993, certain members of the Company's management were issued seven-year options to purchase 1,240,000, 180,000, and 766,002 shares of common stock, at an exercise price of $1.65, $1.50, and $1.00 per share, respectively, under the Company's 1993 and 1995 Stock Option and Incentive Plans. The options granted in 1995 are subject to the approval of the Company's shareholders at the 1996 annual meeting. These options may be exercised on a cumulative basis with 20% of the total exercisable on date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically and without notice terminate

                               PREMIER PARKS INC.

      upon the seventh anniversary of the issuance date or upon termination of employment. At December 31, 1995, 507,601 options were exercisable.

      In October 1989, the Company's current chairman was issued a ten-year warrant to purchase 131,728 shares of common stock (currently being held as treasury stock) at an exercise price of $.20 per share and a ten-year warrant to purchase 93,466 shares of common stock at an exercise price of $.20 per share.

(11)  Casualty Loss

      On July 27, 1994, high winds damaged the Company's Adventure World location. The loss was covered by insurance and the total insurance benefits recognized during 1994 were $748,000, including approximately $348,000 accrued as a receivable, which was collected subsequent to December 31, 1994. The Company spent approximately $393,000 in 1994 to replace and repair capital assets which had been destroyed or damaged. Insurance proceeds in excess of the net book value of destroyed assets and the repair costs of damaged assets were approximately $417,000 and are reflected in the 1994 consolidated statement of operations in theme parks revenue.

(12)  Commitments and Contingencies

      The Company leases office space under a lease agreement which expires April 30, 2001. The lease requires minimum monthly payments over its term and also escalation charges for proportionate share of expenses as defined in the lease. The Company may also terminate the lease during 1996 and pay a termination penalty. Windcrest Partners, an affiliate of the Company, shares office space with the Company and has agreed to pay 50% of the rental payments. Rent expense recognized by the Company (after deduction of amounts paid by Windcrest Partners) for the years ended December 1995, 1994, and 1993, aggregated $68,000, $68,000, $70,000, respectively.

      Future minimum lease payments (exclusive of amounts to be reimbursed by Windcrest Partners) on operating leases for the Company's office space and equipment (with initial or remaining lease terms in excess of one year), are as follows:

         1996                                                   $ 416,000
         1997                                                     336,000
         1998                                                     220,000
         1999                                                      70,000
         2000                                                      70,000
         Later years                                               70,000

      The Company is not a party to, nor is its property subject to, any pending material legal proceedings.

(13)  Certain Transactions

      In connection with the acquisition of Funtime and the issuance of the $90,000,000 senior notes, the Company paid investment banking and financial advisory fees in the amount of $800,000 and $475,000 to Lepercq, de Neuflize & Co. Incorporated (Lepercq) and Hanseatic Corporation (Hanseatic), respectively. Two directors of the Company are managing director and treasurer, respectively, of Lepercq and Hanseatic.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March  28, 1996
                                        PREMIER PARKS INC.



                                        By:  /s/ Kieran E. Burke
                                           --------------------------------
                                             Kieran E. Burke
                                             Chairman of the Board
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the following capacities on the dates indicated.

 Signature                 Title                                Date
 ---------                 -----                                ----


 /s/ Kieran E. Burke       Chairman of the Board, Chief    March 28, 1996
 -----------------------

 Kieran E. Burke           Executive Officer (Principal
                           Executive Officer) and
                           Director


 /s/ Gary Story            President, Chief Operating      March 28, 1996
 -----------------------

 Gary Story                Officer and Director


 /s/ James F. Dannhauser   Chief Financial Officer         March 28, 1996
 -----------------------

 James F. Dannhauser       (Principal Financial Officer)
                           and Director

 /s/ Richard R. Webb       Vice President                  March 28, 1996
 -----------------------

 Richard R. Webb           (Principal Accounting Officer)


 /s/ Paul A. Biddelman     Director                        March 28, 1996
 -----------------------

 Paul A. Biddelman


 /s/ Michael E. Gellert    Director                        March 28, 1996
 -----------------------

 Michael E. Gellert



 /s/ Jack Tyrrell          Director                        March 21, 1996
 -----------------------

 Jack Tyrrell

                                  EXHIBIT INDEX
                                  -------------
                                                                 Page
                                                                 ----

(3)  Articles of Incorporation and By-Laws:

     (a)  Certificate of Incorporation of Registrant dated
          March 24, 1981 -- incorporated by
          reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended
          June 30, 1987.

     (b) Plan and Agreement of Merger of Registrant and Tierco, a Massachusetts business trust, dated March 31, 1981 -- incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.

     (c)  Certificate of Amendment of Certificate of
          Incorporation of Registrant dated
          April 14, 1985 -- incorporated by
          reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended
          June 30, 1987.

     (d)  Certificate of Amendment of Certificate of
          Incorporation of Registrant dated May 8,
          1987 -- incorporated by reference from
          Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.

     (e)  Certificate of Amendment of Certificate of
          Incorporation of Registrant dated
          June 11, 1987 -- incorporated by
          reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended
          June 30, 1987.

     (f)  Certificate of Amendment of Certificate of
          Incorporation
          of Registrant dated April 30, 1991 --
          incorporated by reference from Exhibit
          3(f) to Form 10-K of Registrant for the
          year ended December 31, 1991.

     (g)  Certificate of Amendment of Certificate of
          Incorporation
          of Registrant dated June 30, 1992 --
          incorporated by reference from Exhibit
          3(g) to Form 10-K of Registrant for the
          year ended December 31, 1992.

     (h)  Certificate of Amendment of Certificate of
          Incorporation
          of Registrant dated June 23, 1993 --
          incorporated by reference from Exhibit
          3(a) to Form 10-Q of Registrant for the
          quarter ended June 30, 1993.

               (i)  Certificate of Amendment to Certificate of
                    Incorporation
                    dated October 7, 1994 -- incorporated by reference from Exhibit 3(i) to Form 10-K of Registrant for the year ended
                    December 31, 1994.

               (j) Certificate of Designation of Series A 7% Cumulative Convertible Preferred Stock (the
                    "Preferred Stock") of Registrant --
                    incorporated by reference from Exhibit
                    3(10) to Registrant's Registration
                    Statement on Form
                    S-1 (Reg. No. 33-62225) declared
                    effective on November 9, 1995 (the
                    "Registration Statement").

               (k) By-laws of Registrant -- incorporated by reference from Exhibit 3(g) to Form 10-K of
                    Registrant for the year ended December
                    31, 1991.

          (4)  Instruments Defining the Rights of Security
               Holders, Including Indentures:

               (a) Indenture dated as of August 15, 1995, among the Registrant, the subsidiaries of the
                    Registrant named therein and United
                    States Trust Company of New York, as
                    trustee (including the form of Notes) -- incorporated by reference from Exhibit
                    4(2) to the Registration Statement.

               (b) Purchase Agreement, dated August 10, 1995, among the Registrant, the subsidiaries of the Registrant named therein and Chemical
                    Securities Inc -- incorporated by
                    reference from Exhibit 4(3) to the
                    Registration Statement.

               (c) Exchange and Registration Rights Agreement, dated August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and Chemical Securities Inc. -- incorporated by reference from Exhibit
                    4(4) to the Registration Statement.

               (d) Form of Subscription Agreement between the Registrant and each of the purchasers of shares of Preferred Stock -- incorporated by reference from Exhibit 4(10) to the Registration Statement.

               (e) Credit Facility, dated August 15, 1995, among the Registrant, the subsidiaries of the
                    Registrant named therein, Chemical Bank,
                    The Merchant Bank of New York and
                    Chemical Bank, as agent (including forms of guarantee agreements, security agreements and pledge agreements) -- incorporated by reference from Exhibit
                    4(1) to the Registration Statement.

               (f) Convertible Note Purchase Agreement, dated as of March 3, 1993, between the Registrant and the purchasers named therein
                    (including forms of Senior Subordinated
                    Convertible Note and Registration Rights
                    Agreement) -- incorporated by reference
                    from Exhibit 4(i) to Form 10-K of the
                    Registrant for the year ended December
                    31, 1992.

               (g) Form of Subscription Agreement, dated October 1992, between the Registrant and certain investors -- incorporated by reference from Exhibit 4(a) to the Registrant's
                    Current Report on Form 8-K dated October
                    30, 1992.

               (h) Stock Purchase and Warrant Issuance Agreement, dated October 16, 1989, between The
                    Tierco Group, Inc. and Kieran E. Burke
                    -- incorporated by reference from
                    Exhibit 4(i) to Form 10-K of Registrant
                    for the year ended December 31, 1989.

               (i) Warrant, dated October 16, 1989, to purchase 131,728 shares of Common Stock issued by The Tierco Group, Inc. to Kieran E.
                    Burke -- incorporated by reference from
                    Exhibit 4(k) to Form 10-K of Registrant
                    for the year ended December 31, 1989.

               (j) Warrant, dated October 16, 1989, to purchase 93,466 shares of Common Stock issued by The Tierco Group, Inc. to Kieran E.
                    Burke -- incorporated by reference from
                    Exhibit 4(1) to Form 10-K of Registrant
                    for the year ended December 31, 1989.

          (10) Material Contracts:

               (a) Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24,
                    1987, together with amendments thereto
                    dated, respectively, August 31, 1987,
                    October 21, 1987, and December 21, 1987
                    -- incorporated by reference from
                    Exhibit 10(i) to Form 10-K of Registrant for year ended December 31, 1987.

               (b) Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated
                    October 18, 1989, between Frontier City
                    Properties, Inc. as general partner, and the Registrant and Frontier City
                    Properties, Inc.  as limited partners
                    -- incorporated by reference from
                    Exhibit 10(g) to the Registrant's
                    Current Report on Form 8-K dated October
                    18, 1989.

               (c)  Asset Purchase Agreement, dated December 10,
                    1990, between Registrant and Silver
                    Dollar City, Inc., -- incorporated by
                    reference from Exhibit 10(c) to the
                    Registrant's Current Report on Form 8-K
                    dated February 6, 1991.

               (d)  Asset Purchase Agreement, dated December 16,
                    1991, among the Registrant, Tierco
                    Maryland, RWP, John J. Mason and Stuart
                    A. Bernstein -- incorporated by
                    reference from Exhibit 10(a) to the
                    Registrant's Current Report on Form-8K
                    dated January 31, 1992.

               (e) Asset Transfer Agreement, dated as of June 30, 1992, by and among the Registrant, B&E
                    Holding Company and the creditors
                    referred to therein -- incorporated by
                    reference from Exhibit 10(a) to the
                    Registrant's Current Report on Form 8-K
                    dated July 20, 1992.

               (f)  Purchase Agreement, dated September 30,
                    1992, among the Registrant, Palma Real
                    Estate Management Company, First
                    Stratford Life Insurance Company and
                    Executive Life Insurance Company --
                    incorporated by reference to Exhibit
                    2(a) to the Registrant's Current Report
                    on Form 8-K dated September 30, 1992.

               (g) Lease Agreement, dated January 18, 1993, among Registrant, Frontier City Partners Limited Partnership and Fitraco N.V. -- incorporated by reference from Exhibit 10(k) to Form 10-K of Registrant for the year ended December 31, 1992.

               (h) Lease Agreement, dated January 18, 1993, among Registrant, Tierco Maryland, Inc. and Fitraco N.V. -- incorporated by reference from Exhibit 10(l) to Form 10-K of Registrant for the year ended December 31, 1992.

               (i)  Security Agreement and Conditional Sale
                    Contract, between Chance Rides, Inc. and
                    Tierco Maryland, Inc. and Guaranty of
                    Registrant in favor of Chance Rides,
                    Inc. -- incorporated by reference from
                    Exhibit 10(m) to Form 10-K of Registrant for the year ended December 31, 1992.

               (j) Registrant's 1993 Stock Option and Incentive Plan -- incorporated by reference from Exhibit 10(k) to Form 10-K of Registrant for the year ended
                    December 31, 1993.

               (k) Agreement and Plan of Merger, dated as of June 30, 1995 among the Registrant, Premier Parks
                    Acquisition Inc., Funtime Parks, Inc.
                    ("Funtime") and its shareholders --
                    incorporated by reference from Exhibit 10(11) to the Registration Statement.

               (l) Escrow Agreement, dated as of August 15, 1995, among the Registrant, certain shareholders of
                    Funtime and First National Bank of Ohio,
                    Trust Division -- incorporated by reference from Exhibit 10(12) to the Registration
                    Statement.

               (m) Consulting Agreement, dated as of August 15, 1995, between Registrant and Bruce E. Walborn -- incorporated by reference from Exhibit 10(13) to the Registration Statement.

               (n) Consulting Agreement, dated as of August 15, 1995, between Registrant and Gaspar C. Lococo -- incorporated by reference from Exhibit 10(14) to the Registration Statement.

               (o) Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping
                    Resort, Inc. and The Metropolitan
                    Entertainment Co., Inc.

          (11) Statement re computation of per share earnings.

          (21) Subsidiaries of the Registrant --
               incorporated by
               reference from Exhibit 21 to the Registration
               Statement.







                        (last page of exhibits)