Form 10-K/A
period 1995-12-31
PREMIER PARKS INC
filed 1996-04-24
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K/A

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
                              ------

                           Premier Parks Inc.
             --------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                73-6137714
- ----------------------------------------------  ---------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          11501 Northeast Expressway
            Oklahoma City, Oklahoma                        73131
- ----------------------------------------------  -------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:      (405) 475-2500
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

     (a)(3)    See Exhibit Index.

     (b)       Reports on Form 8-K
               -------------------
               None.

     (c)       Exhibits
               See Item 14(a)(3) above.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 24, 1996
                                        PREMIER PARKS INC.



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

             * (o) Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping
                    Resort, Inc. and The Metropolitan
                    Entertainment Co., Inc.

- ------------------

* previously filed

        * (11) Statement re computation of per share earnings.

          (21) Subsidiaries of the Registrant --
               incorporated by
               reference from Exhibit 21 to the Registration
               Statement.

          (27) Financial Data Schedule


- -------------

* previously filed


                        (last page of exhibits)