Form 10-Q
period 1996-03-31
PREMIER PARKS INC
filed 1996-05-15
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
              for Quarterly Period Ended March 31, 1996
                                      -OR-
          [ ] Transaction Report Pursuant to Section 13 or 15(d)
              of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________
- -------------------------------------------------------------------------------

Commission File Number                0-9789
- -------------------------------------------------------------------------------

                               Premier Parks Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                        73-6137714
- -------------------------------------------------------------------------------
(State of other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

               11501 Northeast Expressway, Oklahoma City, OK 73131
- -------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (405) 478-2414
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

   At May 10, 1996, Premier Parks Inc. had outstanding 4,857,554 shares of common stock, par value $.05 per share.

     ITEM 1. FINANCIAL STATEMENTS


                               PREMIER PARKS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,       December 31,
                                                                             1996              1995
                                                                         (Unaudited)
                                                                       ---------------    --------------


ASSETS
Current assets:
   Cash and cash equivalents                                         $     10,050,000    $   28,787,000
   Accounts receivable                                                      1,217,000           965,000
   Inventories                                                              4,127,000         2,904,000
   Prepaid expenses                                                         2,621,000         2,352,000
                                                                       ---------------    --------------

      Total current assets                                                 18,015,000        35,008,000

Other assets:
   Investment in and advances to a partnership, at equity
      229 East 79th Street Associates LP                                    1,117,000         1,118,000
   Deferred charges                                                         4,749,000         4,839,000
   Deposits and other                                                       2,993,000         3,111,000
                                                                       ---------------    --------------

     Total other assets                                                     8,859,000         9,068,000

Property and equipment, at cost                                           134,110,000       125,906,000
   Less accumulated depreciation                                           11,468,000         9,905,000
                                                                       ---------------    --------------

     Total property and equipment                                         122,642,000       116,001,000

Intangible assets                                                          13,471,000        13,471,000
   Less accumulated amortization                                              359,000           230,000
                                                                       ---------------    --------------

                                                                           13,112,000        13,241,000
                                                                       ---------------    --------------

      Total assets                                                   $    162,628,000    $  173,318,000
                                                                       ===============    ==============


                                                                       March 31,        December 31,
                                                                         1996              1995
                                                                     (Unaudited)
                                                                   --------------     --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    7,385,000    $     6,361,000
   Accrued interest payable                                            1,386,000          4,158,000
   Current portion of long-term debt                                      56,000             56,000
   Current portion of capitalized lease obligations                    1,026,000          1,009,000
                                                                   --------------     --------------

      Total current liabilities                                        9,853,000         11,584,000


Long-term debt and capitalized lease obligations:
   Capitalized lease obligation                                        3,255,000          3,213,000
   Long-term debt - Senior notes                                      90,000,000         90,000,000
                                                                   --------------     --------------

      Total long-term debt and capitalized lease obligations          93,255,000         93,213,000

Other long-term liabilities                                            3,376,000          3,465,000

Deferred income taxes                                                 15,467,000         19,145,000
                                                                   --------------     --------------


       Total liabilities                                             121,951,000        127,407,000
                                                                   --------------     --------------


Stockholders' equity
   Preferred stock                                                       200,000            200,000
   Common stock                                                          244,000            244,000
   Capital in excess of par                                           79,261,000         79,261,000
   Accumulated deficit                                               (38,339,000)       (33,105,000)
                                                                   --------------     --------------

                                                                      41,366,000         46,600,000
   Less treasury stock, at cost                                          689,000            689,000
                                                                   --------------     --------------

      Total stockholders' equity                                      40,677,000         45,911,000
                                                                   --------------     --------------

      Total liabilities and stockholders' equity                  $  162,628,000    $   173,318,000
                                                                   ==============     ==============

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                      1996               1995
                                                  ------------      ------------
Revenue:
  Theme park admissions                         $   1,688,000     $     987,000
  Theme park food, merchandise, and other             742,000           583,000
                                                  ------------      ------------

     Total revenue                                  2,430,000         1,570,000

Costs and expenses:
  Operating expenses                                4,958,000         1,698,000
  Selling, general and administrative               2,027,000           882,000
  Cost of products sold                                 7,000            12,000
  Depreciation and amortization                     1,695,000           557,000
                                                  ------------      ------------

    Total cost and expenses                         8,687,000         3,149,000

     Loss from operations                          (6,257,000)       (1,579,000)

Other income (expense):
  Interest expense, net                            (2,633,000)         (579,000)
  Equity in loss of partnership                       (19,000)          (19,000)
  Other income                                              0                 0
                                                  ------------      ------------
     Total other income (expense)                  (2,652,000)         (598,000)

     Loss before income taxes                      (8,909,000)       (2,177,000)

Provision for income tax (benefit)                 (3,675,000)         (871,000)
                                                  ------------      ------------

     Net loss                                   $  (5,234,000)    $  (1,306,000)
                                                  ============      ============

     Net loss applicable to common stock        $  (5,584,000)    $  (1,306,000)
                                                  ============      ============

Per share amounts:

     Net income per share                       $       (1.15)    $       (0.49)
                                                  ============      ============

Average shares outstanding                          4,857,554         2,655,219
                                                  ============      ============

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                      1996                    1995
                                                                 --------------          --------------
Cash flow from operating activities:
Net loss                                                        $    (5,234,000)        $    (1,306,000)

Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization                                       1,695,000                557,000
   Amortization of debt issuance costs                                   176,000                 23,000
   Equity in loss of partnership                                          19,000                 19,000
   (Increase) in accounts receivable                                    (252,000)               (53,000)
   (Decrease) in deferred income taxes                                (3,678,000)              (870,000)
   (Increase) in inventories and prepaid expenses                     (1,492,000)              (102,000)
   Decrease in deposits and other                                        118,000              1,031,000
   Increase in accounts payable, accrued expenses
     and other liabilities                                               932,000                414,000
   Increase (decrease) in accrued interest payable                    (2,772,000)                22,000
                                                                 ----------------        --------------

         Total adjustments                                            (5,254,000)             1,041,000
                                                                 ----------------        --------------

         Net cash used in operating activities                       (10,488,000)              (265,000)
                                                                 ----------------        ---------------

Cash flow from investing activities:
   Additions to property and equipment                                (8,148,000)            (2,462,000)
   Investments in and advances to partnerships                           (18,000)               (23,000)
                                                                 ----------------        ---------------

         Net cash used in investing activities                        (8,166,000)            (2,485,000)
                                                                 ----------------        ---------------

Cash flow from financing activities:
   Repayment of long-term debt                                           -                      (15,000)
   Proceeds from borrowings                                              -                    3,500,000
   Payment of issuance costs                                             (83,000)              -
                                                                 ----------------        --------------

         Net cash provided by (used in ) financing activities            (83,000)             3,485,000
                                                                 ----------------        --------------

         Increase (decrease) in cash and cash equivalents            (18,737,000)               735,000

Cash and cash equivalents at beginning of period                      28,787,000              1,366,000
                                                                 ---------------         --------------

Cash and cash equivalents at end of period                       $    10,050,000         $    2,101,000
                                                                 ===============         ==============


PART I - FINANCIAL INFORMATION (Continued)

  Item 1  Financial Statements (Continued)
  --------------------------------

                               PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


1. Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 1995 includes additional information about the Company, its operations and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

2. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

3. Results of operations for the three month period ended March 31, 1996 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence.

4. Pursuant to a merger agreement, the Company acquired Funtime Parks, Inc., a company owning three regional theme parks on August 15, 1995 for approximately $60 million (the"Funtime Acquisition"). To fund the acquisition, the Company issued $90 million aggregate principal amount of 12% Senior Notes due 2003 ("Notes") and $20 million of convertible Preferred Stock and converted approximately $9 million of previously existing indebtedness into Company Common Stock. Except in the case of a Change of Control ( as defined in the indenture relating to the Notes) and certain other circumstances, no principal payment on the Notes is due and payable prior to maturity (August 15, 2003). The acquisition was accounted for as a purchase.

5. On April 4, 1996, holders of a majority of the outstanding shares of the Company's Common and Preferred stock and the Company's board of directors approved a one-for-five reverse stock split effective May 6, 1996. The par value of the Common Stock was increased to $.05 per share from $.01 per share. Additionally, the authorized shares of Common Stock of the Company were reduced to 30,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the reverse stock split as if it had occurred as of the earliest date presented.

  Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
  -----------------------------------------------

RESULTS OF OPERATIONS

Three months ended March  31, 1996 vs. three months ended March  31, 1995
- -------------------------------------------------------------------------

  Operating revenues were $2.4 million in the first quarter of 1996 compared to $1.6 million in the first quarter of 1995. This increase is attributable to revenues generated by the three parks acquired in the Funtime Acquisition (the "New Parks"). This increase in revenues was offset slightly due to the fact that season pass sales for the parks owned in the first quarter of 1995 were down $0.2 million from the first quarter of 1995. Operating expenses increased during the first quarter of 1996 from $1.7 million in 1995 to $5.0 million. Of this increase, $3.0 million relates directly to expenses incurred by the New Parks and $0.3 million is due to the earlier opening of Frontier City, the Company's theme park located in Oklahoma City. Selling, general and administrative expenses increased from $0.9 million in the first quarter of 1995 to $2.0 million during the first quarter of 1996. Of this increase, $0.9 million relates to costs incurred by the New Parks, and $0.2 million is attributable to additional marketing dollars expended earlier in 1996 than in 1995 due to the earlier opening of Frontier City. Depreciation expense increased $1.1 million primarily as a result of the recognition of depreciation and amortization expense from the New Parks and to a lesser extent as a result of the ongoing capital program at the Company's theme parks. Interest expense increased $2.1 million related to the Notes. The effective tax rate used to calculate the provision for income tax benefit was approximately 41% in the first quarter of 1996 compared to approximately 40% in the comparable quarter of 1995.

  Because of the seasonal nature of the Company's theme park operations, most of the Company's revenues are generated from Memorial Day to Labor Day.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

  At March 31, 1996, the Company's indebtedness (including capitalized leases) aggregated $94.3 million, of which approximately $1.1 million matures prior to March 31, 1997. In addition, subsequent to March 31, the Company has borrowed $1 million under its Senior Credit Facility and will make additional borrowings thereunder in the second quarter. Amounts outstanding under the Facility must be repaid in full for 45 consecutive days prior to November 1, 1997. The Company anticipates repaying current indebtedness from funds generated from operations.

  During the three months ended March 31, 1996, the Company used net cash of $10.5 million in operating activities. Included in the net cash flows used in operating activities for this period was the $5.4 million semi-annual interest payment on the Company's $90.0 million Notes made on February 15. The remainder of the net cash used in operating activities related to the Company's annual maintenance and park pre-opening operating expenses. Net cash used in investing activities in the first quarter of 1996 increased $5.7 million from the same period in 1995, substantially all of which constituted capital expenditures. The Company continues to

 Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations
 -----------------------------------------------

implement a capital improvement program for its parks pursuant to which it will expend approximately $24 million for the 1996 season. Approximately $18 million of this amount will be spent on additions to the New Parks, which have lacked sustained capital improvements over the last several seasons. As of March 31, 1996, the Company had spent $12.5 million in capital improvements for the 1996 season (including certain amounts in the fourth quarter of 1995 after completion of the 1995 season). The Company expects to fund the balance of its planned capital expenditures for the season from the remaining proceeds of the Notes, from funds generated from operations, and from funds available under the Company's Senior Credit Facility.

  The Company's liquidity could be adversely affected by any event or condition, such as inclement weather that significantly reduces attendance at any of its parks.





PART II - OTHER  INFORMATION



  Items 1 - 5

     Not applicable

  Item 6  Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               --------
               27   Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------
               None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Premier Parks Inc.

                                                  ------------------
                                                  (Registrant)



                                                  /s/ Kieran E. Burke
                                                  ------------------
                                                  Kieran E. Burke
                                                  Chairman/CEO




May 10,1996
                                                  /s/ Richard R. Webb
- ------------                                      ------------------
    Date                                          Richard R. Webb
                                                  Vice President/Accounting