Form 10-Q
period 1996-06-30
PREMIER PARKS INC
filed 1996-08-08
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     /X/     Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
             for Quarterly Period Ended June 30, 1996
                                   -OR-
     / /     Transaction Report Pursuant to Section 13 or 15(d)
             of the Securities And Exchange Act of 1934
             for the transaction period from _________ to________
- ------------------------------------------------------------------------

Commission File Number             0-9789
- ------------------------------------------------------------------------

                           Premier Parks Inc.
- ------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

  Delaware                                           73-6137714
- ------------------------------------------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

         11501 Northeast Expressway, Oklahoma City, OK  73131
- ------------------------------------------------------------------------
         (Address of principal executive offices, Zip Code)

                            (405) 478-2414
- ------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    At August 7, 1996, Premier Parks Inc. had outstanding 11,357,232 shares of common stock, par value $.05 per share.

ITEM 1. FINANCIAL STATEMENTS


                               PREMIER PARKS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  June 30,       December 31,
                                                    1996             1995
                                                 (Unaudited)
                                               -------------    -------------

ASSETS

Current assets:
   Cash and cash equivalents                  $   62,326,000  $    28,787,000
   Accounts receivable                             6,586,000          965,000
   Inventories                                     5,181,000        2,904,000
   Prepaid expenses                                2,839,000        2,352,000
                                               -------------    -------------
      Total current assets                        76,932,000       35,008,000

Other assets:
   Deferred charges                                4,589,000        4,839,000
   Deposits and other                              4,129,000        4,229,000
                                               -------------    -------------
      Total other assets                           8,718,000        9,068,000

Property and equipment, at cost                  150,180,000      125,906,000
   Less accumulated depreciation                  13,032,000        9,905,000
                                               -------------    -------------
      Total property and equipment               137,148,000      116,001,000

Intangible assets                                 13,475,000       13,471,000
   Less accumulated amortization                     496,000          230,000
                                               -------------    -------------
                                                  12,979,000       13,241,000
                                               -------------    -------------
      Total assets                            $  235,777,000  $   173,318,000
                                               -------------    -------------
                                               -------------    -------------

                                                  June 30,       December 31,
                                                    1996             1995
                                                (Unaudited)
                                               -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses      $   13,148,000  $     6,361,000
   Accrued interest payable                        4,147,000        4,158,000
   Current portion of long-term debt                  -                56,000
   Current portion of capitalized lease            1,119,000        1,009,000
   obligations
                                               -------------    -------------
      Total current liabilities                   18,414,000       11,584,000


Long-term debt and capitalized lease obligations:
   Capitalized lease obligation                    3,131,000        3,213,000
   Long-term debt - Senior notes                  90,000,000       90,000,000
                                               -------------    -------------
      Total long-term debt and capitalized
      lease obligations                           93,131,000       93,213,000

Other long-term liabilities                        3,337,000        3,465,000

Deferred income taxes                             15,325,000       19,145,000
                                               -------------    -------------

      Total liabilities                          130,207,000      127,407,000
                                               -------------    -------------

Stockholders' equity
   Preferred stock                                    -               200,000
   Common stock                                      568,000          244,000
   Capital in excess of par                      144,522,000       79,261,000
   Accumulated deficit                           (38,831,000)     (33,105,000)
                                               -------------    -------------
                                                 106,259,000       46,600,000
   Less treasury stock, at cost                      689,000          689,000
                                               -------------    -------------
      Total stockholders' equity                 105,570,000       45,911,000
                                               -------------    -------------
      Total liabilities and stockholders'
      equity                                  $  235,777,000  $   173,318,000
                                               -------------    -------------
                                               -------------    -------------

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                       1996            1995
                                                  -------------    -----------
Revenue:
  Theme park admissions                           $  14,212,000  $  5,675,000
  Theme park food, merchandise, and other            15,171,000     3,692,000
                                                  -------------  ------------
     Total revenue                                   29,383,000     9,367,000

Costs and expenses:
  Operating expenses                                 17,401,000     5,883,000
  Selling, general and administrative                 9,165,000     3,239,000
  Cost of products sold                               3,293,000       827,000
  Depreciation and amortization                       3,393,000     1,111,000
                                                  -------------  ------------
    Total cost and expenses                          33,252,000    11,060,000

     Loss from operations                            (3,869,000)   (1,693,000)

Other income (expense):
  Interest expense, net                              (5,633,000)   (1,383,000)
  Other expense, net                                    (41,000)      (39,000)
                                                  -------------  ------------
     Total other income (expense)                    (5,674,000)   (1,422,000)

     Loss before income taxes                        (9,543,000)   (3,115,000)

Provision for income tax benefit                     (3,817,000)   (1,244,000)
                                                  -------------  ------------
     Net loss                                     $  (5,726,000) $ (1,871,000)
                                                  -------------  ------------
                                                  -------------  ------------

     Net loss applicable to common stock          $  (6,329,000) $ (1,871,000)
                                                  -------------  ------------
Per share amounts:

     Net loss per share                           $       (1.09) $      (0.55)
                                                  -------------  ------------
                                                  -------------  ------------

Average shares outstanding                            5,816,146     3,372,121
                                                  -------------  ------------
                                                  -------------  ------------

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)



                                                        1996          1995
                                                  -------------  ------------
Revenue:
  Theme park admissions                           $  12,524,000  $  4,688,000
  Theme park food, merchandise, and other            14,429,000     3,109,000
                                                  -------------  ------------
     Total revenue                                   26,953,000     7,797,000

Costs and expenses:
  Operating expenses                                 12,442,000     4,185,000
  Selling, general and administrative                 7,138,000     2,358,000
  Cost of products sold                               3,285,000       815,000
  Depreciation and amortization                       1,699,000       553,000
                                                  -------------  ------------
    Total cost and expenses                          24,564,000     7,911,000

     Income (loss) from operations                    2,389,000      (114,000)

Other income (expense):
  Interest expense, net                              (3,000,000)     (805,000)
  Other expense, net                                    (22,000)      (19,000)
                                                  -------------  ------------
     Total other income (expense)                    (3,022,000)     (824,000)

     Loss before income taxes                          (633,000)     (938,000)

Provision for income tax benefit                       (142,000)     (373,000)
                                                  -------------  ------------
     Net loss                                     $    (491,000) $   (565,000)
                                                  -------------  ------------
                                                  -------------  ------------

     Net loss applicable to common stock          $    (744,000) $   (565,000)
                                                  -------------  ------------
                                                  -------------  ------------

Per share amounts:

     Net loss per share                           $       (0.11) $      (0.17)

                                                  -------------  ------------
                                                  -------------  ------------

Average shares outstanding                            6,774,739     3,372,121
                                                  -------------  ------------
                                                  -------------  ------------

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                          1996          1995
                                                     -------------  ------------
Cash flow from operating activities:
Net loss                                           $  (5,726,000)$   (1,871,000)

Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization                       3,393,000      1,111,000
   Amortization of debt issuance costs                   378,000         50,000
   (Increase) in accounts receivable                  (5,621,000)      (331,000)
   (Decrease) in deferred income taxes                (3,820,000)    (1,246,000)
   (Increase) in inventories and prepaid expenses     (2,764,000)      (858,000)
   Decrease in deposits and other                        123,000      1,070,000
   Increase in accounts payable, accrued expenses,
   and other liabilities                               6,659,000      3,977,000
   Increase (decrease) in accrued interest payable       (11,000)        45,000
                                                   -------------  ------------
        Total adjustments                             (1,663,000)     3,818,000
                                                   -------------  ------------
        Net cash provided by (used in) operating
        activities                                    (7,389,000)     1,947,000
                                                   -------------  ------------
Cash flow from investing activities:
   Additions to property and equipment               (24,210,000)    (4,798,000)
   Net cash proceeds from issuance of common stock    65,385,000         -
   Other investments                                     (27,000)       (39,000)
                                                   -------------  ------------
        Net cash provided by (used in) investing
        activities                                    41,148,000     (4,837,000)
                                                   -------------  ------------
Cash flow from financing activities:
   Repayment of long-term debt                           (92,000)      (169,000)
   Proceeds from borrowings                               -           3,556,000
   Payment of debt issuance costs                       (128,000)        -
                                                   -------------  ------------
        Net cash provided by (used in ) financing
        activities                                      (220,000)     3,387,000
                                                   -------------  ------------
        Increase in cash and cash equivalents         33,539,000        497,000

Cash and cash equivalents at beginning of period      28,787,000      1,366,000
                                                   -------------  ------------
Cash and cash equivalents at end of period         $  62,326,000 $    1,863,000
                                                   -------------  -------------
                                                   -------------  -------------

  ---------------------------------------

                               PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


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

3. Results of operations for the six month and three month periods ended June 30, 1996 are not necessarily indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence.

4. The Company acquired Funtime Parks, Inc. (Funtime), a company owning three regional theme parks, on August 15, 1995 for approximately $60 million in cash with an additional amount of approximately $5.4 million paid to the former shareholders as a post closing adjustment related to the operating cash flows of the former Funtime parks after the acquisition (the "Funtime Acquisition"). The Funtime Acquisition was accounted for as a purchase. The allocation of the purchase price was determined based upon estimates of fair value as determined by independent appraisal. In connection with the Funtime Acquisition, the Company issued $90 million aggregate principal amount of 12% Senior Notes due 2003 ("Notes") and $20 million of convertible preferred shares and converted approximately $9 million of previously existing indebtedness into Company common shares. Except in the case of a change of control (as defined in the indenture relating to the Notes) and certain other circumstances, no principal payment on the Notes is due and payable prior to maturity (August 15, 2003). The accompanying financial statements for the six and three month periods ended June 30, 1995 do not reflect the activities of the parks acquired in the Funtime Acquisition.

The following is the summarized pro forma results of operations for the six months ended June 30, 1995.

                                   THE COMPANY
                UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 1995

                                     --Historical--          ProForma    Company
                                    Premier Funtime Combined Adjustment ProForma
                                    ------- ------- -------- ---------- --------
                                               (Dollars in Thousands)

Revenue:
Theme park admissions              $ 5,676  $ 6,195  $11,871  $    -     $11,871
Theme park food, merchandise, other  3,692    8,958   12,650      87      12,737
                                    ------- ------- -------- ---------- -------
     Total revenue                   9,368   15,153   24,521      87      24,608
                                    ------- ------- -------- ---------- -------

Operating Costs and Expenses:
Operating expenses                   5,883   10,537   16,420    (345)     16,075
Selling, general and administrative  3,240    3,459    6,699    (750)      5,949
Costs of products sold                 827    2,083    2,910       -       2,910
Depreciation and amortization        1,111    3,316    4,427     833       5,260
                                    ------- ------- -------- ---------- -------
     Total costs and expenses       11,061   19,395   30,456    (262)     30,194
                                    ------- ------- -------- ---------- -------
Income(loss)
,from continuing operations        (1,693)  (4,242)  (5,935)     349     (5,586)

Other income (expense):
Interest expense, net              (1,383)  (2,741)  (4,124) (1,595)     (5,719)
Other income (expense)                (39)       4      (35)      -         (35)
                                    ------- ------- -------- ---------- -------
     Total other income (expense)  (1,422)  (2,737)  (4,159) (1,595)     (5,754)
                                    ------- ------- -------- ---------- -------

Income (loss) before income taxes  (3,115)  (6,979) (10,094) (1,246)    (11,340)
Income tax expense (benefit)       (1,244)  (2,722)  (3,966)   (423)     (4,389)
                                    ------- ------- -------- ---------- -------

Net loss                          $(1,871) $(4,257) $(6,128) $ (823)    $(6,951)
                                    ------- ------- -------- ---------- -------
                                    ------- ------- -------- ---------- -------

The amounts listed in the Pro Forma Adjustment column reflect the effects of contractual changes (concessionaire arrangements, employment agreements, and insurance coverages) associated with the Funtime Acquisition, as well as the additional deprecia tion and amortization and interest expense, net from the Funtime Acquisition and relating funding thereof, as if the transaction had occurred January 1, 1995.

5. On April 4, 1996, a majority of the Company's common and preferred shareholders and the Company's board of directors approved a one-for-five reverse stock split effective May 6, 1996. The par value of the common stock was increased to $.05 per s hare from $.01 per share. Additionally, the authorized common shares of the Company were reduced to 30,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the reverse stock split as if it had occurred as of the earliest date presented.

6. In June 1996, the Company issued 3,938,750 common shares in a public offering for cash in the amount of approximately $70.9 million. In connection with that issuance, all of the Company's outstanding preferred shares, together with all accrued dividends thereon, were converted into a total of 2,560,928 common shares.

Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
- ---------------------------------------------------------

GENERAL
- -------
    The Company's revenue is derived principally from the sale of tickets for entrance to its parks and the sale of food, merchandise, games and attractions inside its parks and other income. The Company's principal costs of operations include salar ies and wages, fringe benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significa ntly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases.

    The Company believes that significant opportunities exist to acquire additional theme parks. In addition, the Company intends to continue its on-going expansion of its rides and attractions and overall improvement of its existing parks to mainta in and enhance the appeal of its parks.

    The Unaudited Consolidated Statement of Operations for the six month and three month periods included in the Company's financial statements reflects the results of the parks acquired in the Funtime Acquisition (the "New Parks"), for 1996, but not 1995. The Unaudited Pro Forma Combined Statement of Operations for the six months ended June 30, 1995 included in Note 4 of the Notes to the Financial Statements reflects the results of the New Parks for that period. The following discussion of th e six months ended June 30, 1996 and 1995 includes discussion of the results of the New Parks for both years. The discussion of the three month periods outlines the results of the New Parks for 1996 only.

RESULTS OF OPERATIONS
- ---------------------

Six months ended June 30, 1996 and 1995
- ---------------------------------------

Operating revenues:

     Operating revenues were $29.4 million in the six months ended June 30, 1996 compared to $9.4 million in the first six months of 1995. Of the $20.0 million increase, $18.5 million is attributable to the revenues generated by the New Parks, whose results were not included in 1995 since they were not acquired by the Company until August 15, 1995. Operating revenues at the Company's original three parks increased by 17% ($1.5 million) for the first six months of 1996. This increase is attribut able to a combined increased attendance and per capita spending at those three parks for the first six months of 1996 as well as increased sponsorship revenues. Operating

Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
- ---------------------------------------------------------

RESULTS OF OPERATIONS - (Continued)
- -----------------------------------

revenues at the New Parks increased by 21.8% ($3.3 million) in the 1996 period over actual operating revenues for the same period in 1995. This increase is attributable to a combined increase in attendance and per capita spending at the three New Par ks, a substantial increase in season pass sales at Darien Lake and the earlier recognition of season pass revenues at the New Parks (consistent with the Company's accounting principles), and income from the new contractual arrangements at the Darien Lake Performance Arts Center and increased sponsorship revenues.

Operating expenses:

    Operating expenses increased during the first six months of 1996 to $17.4 million from $5.9 million in 1995. Of this $11.5 million increase, $10.8 million relates directly to expenses incurred at the New Parks. The balance, $0.7 million, was e xperienced at the original parks due primarily to additional staffing and increased pay rates, and increased maintenance. A portion of the increased maintenance cost results from expenditures made earlier than in prior years. These increases are offs et to some extent by a decrease in equipment rental expenses due to the purchase of equipment that had been leased during 1995. Operating expenses at the New Parks increased from $10.5 million to $10.8 million in 1996.

Selling, general and administrative:

    Selling, general and administrative expenses increased from $3.2 million in the first six months of 1995 to $9.2 million during the first six months of 1996. Of this $6.0 million increase, $5.1 million relates to costs incurred by the New Parks. The balance, $.9 million, incurred at the original parks, is attributable to a $0.5 million increase in marketing expenses as a result of additional advertising run earlier in the season than last year; and an increase in professional services such as legal, consulting and audit expenses and salaries related to additional staff added at the corporate level. Selling, general and administrative expenses at the New Parks increased from $3.5 million in 1995 to $5.0 million in 1996. Of this incre ase, $1.2 million is attributable to increased marketing expenses, a portion of which is attributable to an earlier recognition of expenses incurred and a portion of which represents expense increases. The balance of the increases at the New Parks c onsists of increases in insurance expense due to an earlier recognition of the expenses from last year as well as an increase in outside services due to the increase of live shows and entertainment at the facilities.

Costs of Products sold:

    Costs of products sold increased from $0.8 million for the first six months of 1995 to $3.3 million for the first six months of 1996. Of this increase, $2.3 million relates to costs incurred by the New Parks (an increase of $0.2 million over the same period in 1995), and $0.2 million is

Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
- ---------------------------------------------------------

RESULTS OF OPERATIONS - (Continued)
- -----------------------------------

attributable to the operations of the original three parks. Each of these increases is directly related to the increased sales.

Depreciation and Interest expense:

    Depreciation expense increased $2.3 million primarily as a result of the recognition of depreciation and amortization expense from the New Parks and to a lesser extent as a result of the ongoing capital program at the Company's theme parks. Inter est expense increased $4.2 million as a result of interest on the Notes.


Three months ended June 30, 1996 and 1995
- -----------------------------------------

Operating revenues:

     Operating revenues were $27.0 million in the three month period ended June 30, 1996 compared to $7.8 million in the three month period ended June 30, 1995. Of this $19.2 million increase, $17.1 million is attributable to revenues generated by t he New Parks whose results are not included for 1995, and $2.1 million is attributable to an increase at the Company's original three parks, due principally to an increase in attendance and per capital spending over the same period last year.

Operating expenses:

    Operating expenses increased during the three months ended June 30, 1996 from $4.2 million in 1995 to $12.4 million. Of this $8.2 million increase, $7.7 million relates directly to expenses incurred by the New Parks and $0.5 million is related to the Company's original three parks. Of this increase, $0.3 million is in salaries and related expenses resulting from additional staffing and increased wage rates, and $0.2 million is in repairs and maintenance, a portion of which is a result of expenditures made earlier than in the prior year.

Selling, general and administrative:

    Selling, general and administrative expenses increased from $2.4 million in the three months ended June 30, 1995 to $7.1 million during the three months ended June 30, 1996. Of this $4.7 million increase, $4.1 million relates to costs incurred b y the New Parks, and $0.6 million is attributable to expense increases at the Company's original three parks. Of this amount, $0.4 million is marketing costs expended earlier in 1996 than in 1995, and $0.2 million is an increase in professional serv ices such as legal and consulting and an increase in salaries related to additional staff added at the corporate level.

Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
- ---------------------------------------------------------

RESULTS OF OPERATIONS - (Continued)
- -----------------------------------

Costs of Products sold:

Costs of products sold increased from $0.8 million for the three months ended June 30, 1995 to $3.3 million for the three months ended June 30, 1996. Of this $2.5 million increase, $2.3 million relates to costs incurred at the New Parks, and $0.2 m illion is attributable to the operations of the original three parks. This increase is directly related to the increase in revenues at the three parks.

Depreciation and interest expense:

    Depreciation expense increased $1.1 million primarily as a result of the recognition of depreciation and amortization expense from the New Parks and to a lesser extent as a result of the ongoing capital program at the Company's theme parks. Inter est expense increased $2.2 million as a result of interest on the Notes.

     Because of the seasonal nature of the Company's theme park operations, most of the Company's revenues are generated from Memorial Day to Labor Day.

Liquidity, Capital Commitments and Resources
- --------------------------------------------

    At June 30, 1996, the Company's indebtedness (including capitalized leases) aggregated $94.2 million, of which approximately $1.1 million matures prior to June 30, 1997. Substantially all of the Company's indebtedness is represented by the Notes which require annual interest payments of $10.8 million. Except in the case of a change of control of the Company and certain other circumstances, no principal payments are due on the Notes until August 15, 2003, the maturity date.

    Borrowings under the Senior Credit Facility, which was entered into at the time of the Funtime Acquisition, are secured by substantially all of the Company's assets (other than real estate), including the capital stock of its subsidiaries. The S enior Credit Facility has an aggregate availability of $20.0 million. At June 30, 1996, there was no amount borrowed under the Facility which had not been repaid. Interest rates per annum thereunder are equal to Chemical Bank's Alternative Base Rat e plus 0.25% or the London Interbank Offering Rate plus 3.00%. The Senior Credit Facility matures August 15, 1998. Under the Senior Credit Facility, the Company is required to repay in full the principal balance for at least 45 consecutive days dur ing the period from July 1 to November 1 of each year.

Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
- ---------------------------------------------------------

Liquidity, Capital Commitments and Resources - (Continued)
- ----------------------------------------------------------

    In June 1996, the Company concluded a public offering in which it sold 3,938,750 shares of its $.05 par value common stock at $18.00 per share. The net proceeds of this offering will be used in the Company's continuing effort to acquire addition al facilities as well as funding capital improvements at and expansions of the existing parks.

    During the six months ended June 30, 1996, the Company used net cash of $7.4 million in operating activities. Included in the net cash flows used in operating activities for the period was the $5.4 million semi-annual interest payment on the Com pany's Notes made on February 15, 1996. During the six months ended June 30, 1996, cash used in investing activities increased $19.4 million from the same period in 1995, substantially all of which constituted capital expenditures.

    The Company expects that internally generated funds from operations and borrowings under its $20.0 million Senior Credit Facility will be adequate to cover its currently anticipated working capital and debt service requirements as well as to fund planned capital expenditures for the 1997 season. To the extent not used for acquisition purposes, the net proceeds of the Company's equity offering will be used to fund expansion of and improvements at its existing parks.

    The Company's liquidity could be adversely affected by any event or condition, such as inclement weather that significantly reduces attendance at any of its parks.

PART II - OTHER  INFORMATION

  Items 1-3 & 5
  -------------

     Not applicable

  Items 4  Submission of Matters to a Vote of Securityholders
  -------

    On May 23, 1996, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting, either in person or by proxy, was 4,695,509 shares. The number of shares of Preferred Stock represented at th e Meeting, either in person or by proxy, was 169,500 shares. With respect to all proposals at the Meeting, the holders of Preferred Stock were entitled to 12.12 votes per share and the holders of the Common Stock and Preferred Stock voted together a s a single class. Accordingly, 6,749,849 (or 92.7%) votes of the Company's Capital Stock were represented at the Meeting. Three proposals were voted upon at the Meeting. The proposals and the voting results were as follows:

        1.      Proposal 1. - Election of Directors

        The following persons were re-elected as directors as follows:

Name                                    For             Against       Withheld
- ----                                    ---             -------       --------

Kieran E. Burke                       6,738,559           290              90
Michael E. Gellert                    6,738,629           220              20
Paul A. Biddelman                     6,738,629           220              20
James F. Dannhauser                   6,738,619           230              30
Gary Story                            6,738,539           310             110
Jack Tyrrell                          6,738,649           200              --


        2. Proposal 2. - Approval of 1995 Stock Options and Incentive Plan and performance-based compensation thereunder:

                         For                     Against               Abstain
                         ---                     -------               -------

                     6,747,829                    1,180                  840


        3. Proposal 3. - Ratification of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ended December 31, 1996.

                         For                     Against               Abstain
                         ---                     -------               -------

                     6,749,139                      183                  580

  Item 6 Exhibits and Reports on Form 8-K.
  ------

     (a) Exhibits
         --------

           27. Financial Data Schedule

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


                                                       Premier Parks Inc.
                                                       ------------------
                                                       (Registrant)



                                                       /s/Kieran E. Burke
                                                       ------------------
                                                       Kieran E. Burke
                                                       Chairman/
                                                       Chief Executive Officer




August 7, 1996                                         /s/Richard R. Webb
- ------------                                           ------------------
    Date                                               Richard R. Webb
                                                       Vice President/Accounting