Form 10-Q
period 1996-09-30
PREMIER PARKS INC
filed 1996-10-28
CIK 701374

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q

       /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             for Quarterly Period Ended September 30, 1996
                                    -OR-
      / / Transaction Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

--------------------------------------------------------------------------------

Commission File Number             0-9789

--------------------------------------------------------------------------------

                              Premier Parks Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware                                            73-6137714
--------------------------------------------------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

             11501 Northeast Expressway, Oklahoma City, OK  73131
--------------------------------------------------------------------------------
              (Address of principal executive offices, Zip Code)

                                (405) 478-2414
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

    At September 30, 1996 Premier Parks Inc. had outstanding 11,357,232 shares of common stock, par value $.05 per share.

ITEM 1. FINANCIAL STATEMENTS


                              PREMIER PARKS INC.
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                   September 30,   December 31,
                                                       1996            1995
                                                    (Unaudited)
                                                   -------------   -------------
  ASSETS

  Current assets:
     Cash and cash equivalents                     $       73,766  $    28,787
     Accounts receivable                                    8,409          965
     Inventories                                            3,460        2,904
     Prepaid expenses                                       1,906        2,352
                                                   --------------  ------------

        Total current assets                               87,541       35,008

  Other assets:
     Deferred charges                                       4,448        4,839
     Deposits and other                                     7,125        4,229
                                                   --------------  ------------


        Total other assets                                 11,573        9,068

  Property and equipment, at cost                         155,260      125,906
     Less accumulated depreciation                         15,107        9,905
                                                   --------------  ------------

        Total property and equipment                      140,153      116,001

  Intangible assets                                        13,475       13,471
     Less accumulated amortization                            628          230
                                                   --------------  ------------

                                                           12,847       13,241
                                                   --------------  ------------

        Total assets                               $      252,114  $   173,318
                                                   --------------  ------------
                                                   --------------  ------------

                              PREMIER PARKS INC.
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                     September 30,   December 31,
                                                        1996             1995
                                                      (Unaudited)
                                                     -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses             $       6,378   $       6,361
   Accrued interest payable                                  1,386           4,158
   Current portion of long-term debt                       -                    56
   Current portion of capitalized lease obligations          1,054           1,009
                                                     -------------   -------------

      Total current liabilities                              8,818          11,584


Long-term debt and capitalized lease obligations:
   Capitalized lease obligation                              2,350           3,213
   Long-term debt - Senior notes                            90,000          90,000
                                                     -------------   -------------
      Total long-term debt and capitalized lease
        obligations                                         92,350          93,213

Other long-term liabilities                                  3,234          3,465

Deferred income taxes                                       26,138         19,145
                                                     -------------   -------------


      Total liabilities                                    130,540        127,407
                                                     -------------   -------------


Stockholders' equity
   Preferred stock                                         -                  200
   Common stock                                                568            244
   Capital in excess of par                                144,288         79,261
   Accumulated deficit                                     (22,593)       (33,105)
                                                     -------------   -------------

                                                          122,263          46,600
   Less treasury stock, at cost                               689             689
                                                     -------------   -------------

      Total stockholders' equity                          121,574          45,911
                                                     -------------   -------------

      Total liabilities and stockholders' equity     $    252,114    $    173,318
                                                     -------------   -------------
                                                     -------------   -------------


                             PREMIER PARKS INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                               1996          1995
                                                         -------------  ------------
REVENUE:
  Theme park admissions                                  $      38,970  $     20,263
  Theme park food, merchandise, and other                       50,822        18,508
                                                         -------------  ------------

     TOTAL REVENUE                                              89,792        38,771

COSTS AND EXPENSES:
  Operating expenses                                            32,897        15,640
  Selling, general and administrative                           15,363         6,833
  Costs of products sold                                        10,685         4,333
  Depreciation and amortization                                  5,599         2,258
                                                         -------------  ------------

     TOTAL COST AND EXPENSES                                    64,544        29,064

     Income from operations                                     25,248         9,707

OTHER INCOME (EXPENSE)
  Interest expense, net                                         (7,657)       (3,101)
  Other expense, net                                               (59)          (87)
                                                         -------------  ------------
     TOTAL OTHER INCOME (EXPENSE)                               (7,716)       (3,188)

     Income before income taxes and extraordinary loss          17,532         6,519

Provision for income tax expense                                 7,020         2,563
                                                         -------------  ------------

Net income before extraordinary loss                            10,512         3,956

Extraordinary loss  - early extinguishment of debt             -                (140)
                                                         -------------  ------------

     NET INCOME                                          $      10,512  $      3,816
                                                         -------------  ------------
                                                         -------------  ------------

     NET INCOME APPLICABLE TO COMMON STOCK               $       9,909  $      3,816
                                                         -------------  ------------
                                                         -------------  ------------

Per share amounts

  NET INCOME PER SHARE - PRIMARY                                  1.24          1.05
                                                         -------------  ------------
                                                         -------------  ------------
  NET INCOME PER SHARE - FULLY DILUTED                            1.11          0.79
                                                         -------------  ------------
                                                         -------------  ------------
Average shares outstanding - primary                         7,972,227     3,622,414
                                                         -------------  ------------
                                                         -------------  ------------
Average shares outstanding - fully diluted                   9,431,644     5,266,035
                                                         -------------  ------------
                                                         -------------  ------------


                           PREMIER PARKS INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (UNAUDITED)
                             (IN THOUSANDS)

                                                              1996           1995
                                                        -------------   -------------
REVENUE:
  Theme park admissions                                 $      24,758   $      14,587
  Theme park food, merchandise, and other                      35,651          14,816
                                                        -------------   -------------

     TOTAL REVENUE                                             60,409          29,403

COSTS AND EXPENSES:
  Operating expenses                                           15,496           9,757
  Selling, general and administrative                           6,198           3,593
  Costs of products sold                                        7,392           3,506
  Depreciation and amortization                                 2,206           1,147
                                                        -------------   -------------

     TOTAL COST AND EXPENSES                                   31,292          18,003

     Income from operations                                    29,117          11,400

OTHER INCOME (EXPENSE)
  Interest expense, net                                        (2,024)         (1,718)
  Other expense, net                                              (18)            (48)
                                                        -------------   -------------
     TOTAL OTHER INCOME (EXPENSE)                              (2,042)         (1,766)

     Income before income taxes and extraordinary loss         27,075           9,634

Provision for income tax expense                               10,837           3,806
                                                        -------------   -------------

Net income before extraordinary loss                           16,238           5,828

Extraordinary loss  - early extinguishment of debt             -                 (140)
                                                        -------------   -------------

     NET INCOME                                         $      16,238  $        5,688
                                                        -------------   -------------
                                                        -------------   -------------

     NET INCOME APPLICABLE TO COMMON STOCK              $      16,238  $        5,688
                                                        -------------   -------------
                                                        -------------   -------------

Per share amounts

     NET INCOME PER SHARE - PRIMARY                              1.43            1.38
                                                        -------------   -------------
                                                        -------------   -------------
     NET INCOME PER SHARE - FULLY DILUTED                        1.39            0.95
                                                        -------------   -------------
                                                        -------------   -------------
Average shares outstanding - primary                       11,357,232       4,114,838
                                                        -------------   -------------
                                                        -------------   -------------
Average shares outstanding - fully diluted                 11,684,180       6,069,675
                                                        -------------   -------------
                                                        -------------   -------------


                           PREMIER PARKS INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (UNAUDITED)
                             (IN THOUSANDS)

                                                                   1996           1995
                                                              --------------   ------------
Cash flow from operating activities:
Net Income                                                    $      10,512    $      3,816

Adjustments to reconcile net income to net cash
provided by operating activities
   Depreciation and amortization                                      5,599           2,258
   Amortization of debt issuance costs                                  523             136
   (Increase) decrease in accounts receivable                        (7,444)          1,717
   Increase in deferred income taxes                                  6,993           2,561
   (Increase) decrease in inventories and prepaid expenses             (110)            861
   (Increase) decrease in deposits and other                         (2,858)          1,241
   (Decrease) in accounts payable, accrued expenses,                   (221)           (250)
   and other liabilities
   Increase (decrease) in accrued interest payable                   (2,772)          1,314
                                                              --------------   -------------

        Total adjustments                                              (290)          9,978
                                                              --------------   -------------

        Net cash provided by operating activities                    10,222          13,794
                                                              --------------   -------------

Cash flow from investing activities:
   Additions to property and equipment                              (29,290)         (6,501)
   Net cash proceeds from issuance of common stock                   65,151        -
   Acquisition of Funtime, Inc., net of cash acquired                               (58,617)
   Other investments                                                    (38)            (49)
                                                              --------------   -------------

        Net cash provided by (used in) investing activities          35,823         (65,167)
                                                              --------------   -------------

Cash flow from financing activities:
   Repayment of long-term debt                                         (938)        (17,060)
   Proceeds from borrowings                                         -                93,176
   Proceeds from issuance of preferred stock                        -                20,000
   Payment of debt issuance costs                                      (128)         (4,531)
                                                              --------------   -------------

        Net cash provided by (used in ) financing activities         (1,066)         91,585
                                                              --------------   -------------

        Increase in cash and cash equivalents                        44,979          40,212

Cash and cash equivalents at beginning of period                     28,787           1,366
                                                              --------------   -------------

Cash and cash equivalents at end of period                    $      73,766   $      41,578
                                                              --------------   -------------
                                                              --------------   -------------


  ----------------------------------------

                                PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 1996


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

3. Results of operations for the nine month and three month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

4. The Company acquired Funtime Parks, Inc. ("Funtime"), a company owning three regional theme parks, on August 15, 1995 for approximately
      $60 million in cash with an additional amount of approximately $5.4 million paid to the former shareholders as a post closing adjustment related to the operating cash flows of the former Funtime parks after the acquisition (the "Funtime Acquisition"). The Funtime Acquisition was accounted for as a purchase. The allocation of the purchase price was determined based upon estimates of fair value as determined by independent appraisal. In connection with the Funtime Acquisition, the Company issued $90 million aggregate principal amount of 12% Senior
      Notes due 2003 ("Notes") and $20 million of convertible preferred shares and converted approximately $9 million of previously existing indebtedness into Company common shares. Except in the case of a change of control
      (as defined in the indenture relating to the Notes) and certain other circumstances, no principal payment on the Notes is due and payable prior to maturity (August 15, 2003). The accompanying financial statements for the nine and three month periods ended September 30, 1995 reflect only
      45 days of activities of the parks acquired in the Funtime Acquisition. The accompanying financial statements for the nine and three month periods ended September 30, 1996 reflect the activities of those parks for the full periods.

The following is the summarized pro forma results of operations for the nine and three months ended September 30, 1995 assuming that the Funtime Acquisition and related transactions occurred as of the beginning of the period.

                                 THE COMPANY
             UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      Nine months Ended September 30, 1995
                                (In Thousands)

                                     Historical  Historical  Historical   Pro Forma    Company
                                     Premier 1   Funtime 2    Combined   Adjustments  Pro Forma
                                     ----------  ----------  ----------  -----------  ---------
Revenues:
Theme park admissions                $  20,263   $  15,875    $ 36,138   $       0    $  36,138
Theme park food,
merchandise, and other                  18,508      22,408      40,916         260       41,176
                                     ----------  ----------   ---------  ----------   ---------
     Total revenue                      38,771      38,283      77,054         260       77,314
                                     ----------  ----------   ---------  ----------   ---------

Expenses:
Operating expenses                      15,640      16,576      32,216        (735)      31,481
Selling, general and
administrative                           6,833       5,992      12,825      (1,125)      11,700
Costs of products sold                   4,333       5,036       9,369           0        9,369
Depreciation and
amortization                             2,258       4,145       6,403      (1,726)       4,677
                                     ----------  ----------   ---------  ----------   ---------
     Total cost and expenses            29,064      31,749      60,813      (3,586)      57,227
                                     ----------  ----------   ---------  ----------   ---------

Operating income                         9,707       6,534      16,241       3,846       20,087

Interest expense, net                   (3,101)     (3,062)     (6,163)     (2,475)      (8,638)
Other income (expense)                     (87)          0         (87)          0          (87)
                                     ----------  ----------   ---------  ----------   ---------
     Total other income (expense)       (3,188)     (3,062)     (6,250)     (2,475)      (8,725)
                                     ----------  ----------   ---------  ----------   ---------

Earnings before income
taxes and extraordinary loss             6,519       3,472       9,991       1,371       11,362

Income taxes                             2,563       1,354       3,917         642        4,559
                                     ----------  ----------   ---------  ----------   ---------

Earnings before extraordinary loss       3,956       2,118       6,074         729        6,803

Extraordinary loss - early
extinguishment of debt, net of tax        (140)          0        (140)          0         (140)
                                     ----------  ----------   ---------  ----------   ---------

Net income                           $   3,816   $   2,118    $  5,934   $     729    $   6,663
                                     ----------  ----------   ---------  ----------   ---------
                                     ----------  ----------   ---------  ----------   ---------


1. Includes results of parks acquired in the Funtime Acquisition from August 15 forward.

2. Includes results of parks acquired in the Funtime Acquisition from January 1 to August 14.

                                 THE COMPANY
            UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                    Three months Ended September 30, 1995
                               (In Thousands)

                                           Historical  Historical  Historical   Pro Forma    Company
                                           Premier 1   Funtime 2   Combined    Adjustments  Pro Forma
                                           ----------  ----------  --------    -----------  ---------
Revenues:
Theme park admissions                      $  14,587   $   9,680   $ 24,267    $        0   $  24,267
Theme park food, merchandise, and other       14,816      13,450     28,266           173      28,439
                                           ----------  ----------  ---------   -----------  ---------
     Total revenue                            29,403      23,130     52,533           173     52,706
                                           ----------  ----------  ---------   -----------  ---------


Expenses:
Operating expenses                             9,757       6,039     15,796          (390)    15,406
Selling, general and administrative            3,593       2,533      6,126          (375)     5,751
Costs of products sold                         3,506       2,953      6,459             0      6,459
Depreciation and amortization                  1,147         829      1,976        (2,477)      (501)
                                           ----------  ----------  ---------   -----------  ---------
     Total cost and expenses                  18,003      12,354     30,357        (3,242)     27,115
                                           ----------  ----------  ---------   -----------  ---------

Operating income                              11,400      10,776     22,176         3,415      25,591

Interest expense, net                         (1,718)       (321)    (2,039)       (1,641)     (3,680)
Other income (expense)                           (48)         (4)       (52)            0         (52)
                                           ----------  ----------  ---------   -----------  ---------
     Total other income (expense)             (1,766)       (325)    (2,091)       (1,641)     (3,732)
                                           ----------  ----------  ---------   -----------  ---------

Earnings before income taxes
and extraordinary loss                         9,634      10,451     20,085         1,774      21,859

Income taxes                                   3,807       4,076      7,883           768       8,651
                                           ----------   ----------  ---------   -----------  ---------

Earnings before extraordinary loss             5,827       6,375     12,202         1,006      13,208

Extraordinary loss - early
extinguishment of debt, net of tax              (140)          0       (140)            0        (140)
                                           ----------  ----------  ---------   -----------  ---------

Net income                                 $   5,687   $   6,375   $ 12,062    $    1,006   $  13,068
                                           ----------  ----------  ---------   -----------  ---------
                                           ----------  ----------  ---------   -----------  ---------


1. Includes results of parks acquired in the Funtime Acquisition from August 15 forward.

2. Includes results of parks acquired in the Funtime Acquisition from July 1 to August 14.

      The amounts listed in the Pro Forma Adjustment columns reflect the effects of contractual changes (concessionaire arrangements, employment arrangements, insurance coverage and others) associated with the Funtime Acquisition, as well as the additional depreciation and amortization and interest expense, net from the Funtime Acquisition and relating funding thereof, as if the transaction had occurred at the beginning of the periods presented. No pro forma interest income from the approximate $30.0 million of net proceeds after the offerings and acquisition described above has been reflected in interest expense, net.

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

  Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
  ---------------------------------------------------------

GENERAL

    The Company's revenue is derived principally from the sale of tickets for entrance to its parks and the sale of food, merchandise, games and attractions inside its parks and other income. The Company's principal costs of operations include salaries and wages, fringe benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases.

    The Company believes that significant opportunities exist to acquire additional theme parks. (See discussion of pending acquisitions under Liquidity, Capital Commitments and Resources.) In addition, the Company intends to continue its on-going expansion of its rides and attractions and overall improvement of its existing parks to maintain and enhance the appeal of its parks.

    The Unaudited Consolidated Statement of Operations for the nine month and three month periods included in the Company's financial statements reflects the results of the parks acquired in the Funtime Acquisition (the "New Parks") for 1996 and for the forty five day period in 1995 commencing August 15. The Unaudited Pro Forma Combined Statement of Operations for the nine months and three months ended September 30, 1995 included in Note 4 of the Notes to the Financial Statements reflect the results of the New Parks for the full period. The following

  Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
  ---------------------------------------------------------

GENERAL - CONTINUED

discussion of the nine month and three month periods ended September 30, 1996 and 1995 includes discussion of the results of the New Parks for the full period in both years.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Operating revenues:

     Operating revenues were $89.8 million in the nine months ended September 30, 1996 compared to $38.8 million in the first nine months of 1995, and to combined actual revenues for all six parks of $77.1 million, and combined pro forma revenues for all six parks of $77.3 million, in the first nine months of 1995. This 16.5% increase over combined actual same period 1995 revenues is attributable to combined increased attendance (15.0%) and per capita spending (5.9%) at the parks and increased sponsorship revenues, as well as increased season pass sales at several parks, and increased campground revenues at Darien Lake (one of the New Parks) and income from the new contractual arrangements at the Darien Lake Performance Arts Center.

Operating expenses:

    Operating expenses increased during the first nine months of 1996 to $32.9 million from $15.6 million reported in 1995, and from $32.2 million combined actual operating expenses and $31.5 million pro forma combined operating expenses for the first nine months of 1995. This 4.4% increase over pro forma combined operating expenses is mainly due to additional staffing related to the increased attendance levels and increased pay rates, offset to some extent by a decrease in equipment rental expense due to the purchase of equipment that had been leased during 1995.

Selling, general and administrative:

    Selling, general and administrative expenses were $15.4 million in the first nine months of 1996, compared to $6.8 million reported, and $12.8 million combined actual and $11.7 million pro forma combined selling, general and administrative expenses for 1995. This $3.7 million increase over 1995 pro forma combined expenses relates primarily to increased advertising and marketing expenses to promote the newly owned parks and the new rides and attractions at all of the parks, increased sales taxes arising from increased volume generally, increased property taxes and professional services and additional staff added at the corporate level.

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
  ---------------------------------------------------------

RESULTS OF OPERATIONS - (CONTINUED)

Costs of Products sold:

    Costs of products sold were $10.7 million for the first nine months of 1996. This compares to $4.3 million reported for the first nine months of 1995, and $9.4 million combined (actual and pro forma) for the 1995 period. This $1.3 million or 13.8% increase over combined 1995 results is directly related to the 24.2% increase in food, merchandise, and other revenues.

Income from Operations:

     As a result of the foregoing, income from operations for the nine months ended September 30, 1996 increased to $25.2 million from $9.7 million reported (a 160% increase), and from $16.2 million combined actual (a 55.6% increase), and $20.0 million pro forma combined (a 25.4% increase)increase from operations for 1995.

Depreciation and Interest expense, net:

     Depreciation expense increased $3.3 million over reported 1995 results and $0.9 million over pro forma combined depreciation and amortization expense in 1995. The increase over the pro forma combined 1995 expense is a result of the ongoing capital program at the Company's theme parks. Interest expense, net increased $4.5 million as a result of interest on the Notes. Interest expense, net was $0.9 million less than pro forma combined interest expense, net for the 1995 nine month period as a result of interest income which was ignored in the pro forma tabulations.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Operating revenues:

     Operating revenues were $60.4 million in the three month period ended September 30, 1996 compared to $29.4 million reported, $52.5 million combined actual and $52.7 million pro forma combined revenues in the three month period ended September 30, 1995. This $7.9 million (15.0%) increase over combined actual same period 1995 revenues is attributable to combined increased attendance (8.8%) and per capita spending (5.7%) at the parks and increased sponsorship revenues, as well as increased season pass sales at several parks, and increased campground revenues at Darien Lake, and income from the new contractual arrangements at the Darien Lake Performance Arts Center.

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
  ---------------------------------------------------------

RESULTS OF OPERATIONS - (CONTINUED)

Operating expenses:

    Operating expenses during the three months ended September 30, 1996 were $15.5 million. This compares to $9.8 million reported, $15.8 million combined actual and $15.4 million pro forma combined operating expenses for same period 1995. This $0.3 million decrease in operating expenses from combined actual expenses in 1995 arises as a result of reduced equipment rental expenses due to the purchase of equipment that had been leased during 1995.

Selling, general and administrative:

    Selling, general and administrative expenses were $6.2 million in the three months ended September 30, 1996, compared to $3.6 million reported, $6.1 million combined actual and $5.8 million pro forma combined selling, general and administrative expenses during 1995. This $0.1 million increase over 1995 combined actual is attributable to increased marketing expenses and the additional staff added at the corporate level.

Costs of Products sold:

    Costs of products sold were $7.4 million for the three months ended September 30, 1996. This compares to $3.5 million reported and $6.5 million pro forma and actual for the three months ended September 30, 1995. This $0.9 million or 15.6% increase over combined 1995 results is directly related to the 25.3% increase in food, merchandise, and other revenues.

Income from Operations:

     As a result of the foregoing, income from operations for the three month period ended September 30 increased to $29.1 million from $11.4 million reported (a 155.3% increase), $22.2 million combined actual (a 31.1% increase) and $25.6 million pro forma combined (a 13.7% increase) for 1995.

Depreciation and interest expense, net:

     Depreciation expense increased to $2.2 million, as compared to $1.1 million reported, $2.0 million combined actual and ($0.5) million pro forma combined for 1995. Interest expense, net remained flat with 1995.

     Because of the seasonal nature of the Company's theme park operations, most of the Company's revenues are generated from Memorial Day to Labor Day.

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
  ---------------------------------------------------------

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

     At September 30, 1996, the Company's indebtedness (including capitalized leases) aggregated $93.4 million, of which approximately $1.1 million matures prior to September 30, 1997. Substantially all of the Company's existing indebtedness is represented by the Notes which require annual interest payments of $10.8 million. Except in the case of a change of control of the Company and certain other circumstances, no principal payments are due on the Notes until August 15, 2003, the maturity date.

Borrowings under the Senior Credit Facility, which was entered into at the time of the Funtime Acquisition, are secured by substantially all of the Company's assets (other than real estate), including the capital stock of its subsidiaries. The Senior Credit Facility has an aggregate availability of $20.0 million. At September 30, 1996, there was no amount borrowed under the Facility which had not been repaid. Interest rates per annum thereunder are equal to Chemical Bank's Alternative Base Rate plus 0.25% or the London Interbank Offering Rate plus 3.00%. The Senior Credit Facility matures August 15, 1998. Under the Senior Credit Facility, the Company is required to repay in full the principal balance for at least 45 consecutive days during the period from July 1 to November 1 of each year.

     In June 1996, the Company concluded a public offering in which it sold 3,938,750 shares of its $.05 par value common stock at $18.00 per share. The net proceeds of this offering will be used in the Company's continuing effort to acquire additional facilities as well as fund capital improvements at and expansions of the existing parks and newly acquired facilities. To this end, the Company has entered into two separate purchase contracts this quarter. The Company has agreed to purchase the assets of Great Escape and Splash Water Kingdom Fun Park in Lake George, New York (a combined theme and water park) for a cash purchase price of $33.0 million, and to purchase the assets of Elitch Gardens Amusement Park in Denver, Colorado for a purchase price of $62.5 million, payable by assumption of up to $34.0 million in debt and the balance in a combination of cash and stock. The Company has also signed an acquisition contract since September 30th for the purchase of the assets of Waterworld USA water parks in Sacramento and Concord, California and a related family entertainment center in Sacramento, California, for a total cash purchase price of $17.25 million.

     The Company expects that its currently available cash, additional cash generated from operations, and funds available from borrowing facilities which it is currently finalizing will be adequate to meet its currently anticipated working capital and debt service requirements, as well as the acquisitions described above, and to fund planned capital expenditures for the 1997 season, both at its existing and the parks to be acquired described above.

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


                                                      Premier Parks Inc.

                                                      -----------------------
                                                      (Registrant)



                                                       /s/Kieran E. Burke
                                                       -----------------------
                                                       Kieran E. Burke
                                                       Chairman/
                                                       Chief Executive Officer


October 22, 1996                                       /s/Richard R. Webb
-----------------                                      -----------------------
    Date                                               Richard R. Webb
                                                       Vice President/Accounting

PART II - OTHER  INFORMATION

  ITEMS 1- 5

    Not applicable


  ITEM 6  Exhibits and Reports on Form 8-K.

    (a) EXHIBITS

        27. Financial Data Schedule

    (b) REPORTS ON FORM 8-K

        None