Form 10-K405
period 1996-12-31
PREMIER PARKS INC
filed 1997-03-31
CIK 701374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ____________
      Commission File Number:  0-9789

                               Premier Parks Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                73-6137714
      -------------------------------                ---------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          11501 Northeast Expressway
            Oklahoma City, Oklahoma                         73131
    ----------------------------------------         ---------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (405) 475-2500 Securities registered pursuant to Sec. 12(b) of the Act: NONE
Securities registered pursuant to Sec. 12(g) of the Act:

                Shares of common stock, par value $.05 per share
                ------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

      Approximately $376.4 million as of February 28, 1997 (based on the last sales price on such date as reported on the NASDAQ National Market). See "Item
5. -- Market for the Registrant's Common Equity and Related Stockholder
Matters."

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest most practicable date:

      The number of shares of Common Stock of the Registrant outstanding as of March 1, 1997 was 18,300,672 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in June 1997, which will be filed by the Registrant within 120 days after the close of its 1996 fiscal year.

                                     PART I

ITEM 1. BUSINESS

Introduction

      The Company(1) is a leading U.S. theme park company which owns and operates eleven regional parks. Based on 1996 attendance of approximately 7.3 million at these parks, the Company is the fourth largest domestic regional park operator.

      The Company's parks are located in nine geographically diverse markets with concentrated populations: (i) Baltimore/Washington DC; (ii) Buffalo/Rochester, New York; (iii) Cleveland; (iv) Columbus, Ohio; (v) Oklahoma City; (vi) Denver; (vii) Lake George/Albany, New York; (viii) San Francisco Bay/Sacramento; and (ix) Springfield, Massachusetts. The Company seeks to provide its customers with quality family entertainment that is affordably priced and close to home. Each of the Company's parks is individually themed and provides a complete family-oriented entertainment experience. The Company's theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets. Commencing April 1997, the Company will become the manager of an exotic wildlife and marine park, Marine World Africa USA, located approximately 30 miles northeast of San Francisco.

      Since current management assumed control in 1989, the Company has acquired ten parks, including five parks acquired (the "Recent Acquisitions") since the Company's June 1996 equity offering (the "June 1996 Public Offering"). The Company believes that significant opportunities exist to acquire additional parks and intends to actively pursue such opportunities.

Description of Parks

Adventure World

      Adventure World is a combination theme and water park located in Largo, Maryland, approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland.

      The Company owns a site of 515 acres, with 115 acres currently used for park operations. The remaining 400 acres, which are fully zoned for entertainment and recreational uses, provide the Company with ample expansion opportunity, as well as the potential to develop complementary operations. For its 1996 season, Adventure World had 33 adult and 14
--------

(1) As used in this Report, the terms "Company" or "Premier" include Premier Parks Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

children's rides, 31 food outlets, 16 merchandise outlets, 39 game venues and 4 theaters. Adventure World also offers a complete water park, including a large wave pool, water slides, a large activity pool, a "lazy river" ride and a children's play area.

Darien Lake

      Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 46th largest theme park in the United States. Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively.

      The Darien Lake property consists of approximately 1,000 acres, including 144 acres for the theme park, 242 acres of campgrounds, and 593 acres of agricultural, undeveloped and water areas. In 1996, Darien Lake had 26 "wet" rides, 19 "dry" rides, 20 children's rides, 41 game venues, 62 food outlets, 22 merchandise outlets and five arcades. Darien Lake also has a 20,000 person capacity Performance Arts Center. During the 1996 season, there were 18 concerts at the center, including performances by Hootie and the Blowfish, Sting, the Dave Matthews Band and Alanis Morissette.

      Adjacent to the Darien Lake theme park is a camping resort owned and operated by the Company with 1,180 developed campsites, including 330 recreational vehicles (RV's) available for daily and weekly rental. In addition, there are 500 other campsites available for tenting. Darien Lake is one of the few theme parks in the United States which offers a first class campground adjacent to the park. The campground is the fifth largest in the United States.

Elitch Gardens

      Elitch Gardens is a theme park located in the downtown area of Denver, Colorado, next to Mile High Stadium, McNichols Arena and close to Coors Field. It was acquired by the Company in October 1996.

      The Company owns a site of approximately 60 acres, all of which are currently used for park operations. In 1996, Elitch Gardens had 22 adult and 18 children's rides, 30 food outlets, 33 merchandise outlets and 35 game venues.

Frontier City

      Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa.

      The Company owns a site of approximately 90 acres, with 60 acres currently used for park operations. For the 1996 season, Frontier City had 22 adult and 10 children's rides, 26 food outlets, 21 merchandise outlets, 34 game venues and four theaters. In addition, the Company professionally produces eight live shows daily, such as country music shows, a 50's musical revue and a magic show, and holds a concert series each summer.

Geauga Lake

      Geauga Lake is a combination theme and water park, and is the 42nd largest theme park in the United States. Geauga Lake is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania.

      The 257-acre property on which Geauga Lake is situated includes a 55-acre spring-fed lake. The theme park itself presently occupies approximately 116 acres. In 1996, Geauga Lake featured over 60 "wet" and "dry" attractions, a tidal wave pool, 38 game venues, 44 food outlets, 25 merchandise outlets, three theaters and two arcades. Rainbow Island, the park's "dry" area for young children, features 16 children's rides. Turtle Beach, a water activity area designed exclusively for children ages two through twelve, is located adjacent to Rainbow Island.

The Great Escape

      The Great Escape is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. It was acquired by the Company in December 1996.

      The Great Escape is located on a site of approximately 335 acres, with 100 acres currently used for park operations. In 1996, the Great Escape had 33 adult and 12 children's rides, 30 food outlets, 18 merchandise outlets, 29 game venues and five theaters. In addition, The Great Escape professionally produces live shows daily and holds a concert series each summer.

Riverside Park

      Riverside Park is a combination theme park and motor speedway, located on 160 acres off Interstate 91 near Springfield, Massachusetts, approximately 95 miles west of Boston. It was acquired by the Company in February 1997.

      In 1996, Riverside had 26 adult rides, 25 children's rides, 20 food outlets, 16 merchandise outlets and 32 game venues. Riverside's speedway is a multi-use stadium which includes a one-quarter mile NASCAR-sanctioned short track for automobile racing which can seat 6,200 for speedway events and 15,000 festival style for concerts.

Waterworld

      Waterworld consists of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento) and one family entertainment center (Paradise Island). The Company acquired Waterworld in November 1996.

      Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco.

      Waterworld USA/Sacramento and Paradise Island are located on the grounds of the California State Fair in Sacramento, California.

      Both facilities are leased under long-term ground leases. The Concord site includes approximately 29 acres. The Sacramento facility is located on approximately 20 acres. In 1996, Waterworld had 13 adult and 16 children's rides and attractions, 13 food outlets, two merchandise outlets and three game venues. The family entertainment center, which operates year-round, features six thrill rides, laser tag, a rock climbing wall, batting cage, two miniature golf courses, two go-cart tracks, arcade games and other attractions.

White Water Bay

      White Water Bay is a tropical themed water park located along Interstate 40 in southwest Oklahoma City, Oklahoma.

      The Company owns a site of 22 acres, all of which are currently used for park operations. In 1996, White Water Bay featured a 500,000 gallon wave pool, an eight story multiple slide ride, a 450,000 gallon activity pool, nine slides, a "lazy river" ride, a children's activity pool and four volleyball courts. White Water Bay also has a full service restaurant and two snack stands.

Wyandot Lake

      Wyandot Lake, which in 1996 had 13 water rides, is the 12th largest water park in the United States. The park also has 18 "dry" rides. Wyandot Lake is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property sub-leased from the Columbus Zoo.

      The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo. Wyandot Lake features a variety of "wet" and "dry" attractions, including a "wet" and "dry" area for young children.

Marine World Africa USA

      On April 1, 1997, the Company will commence management of Marine World Africa USA ("Marine World"), a marine and exotic wildlife park located in Vallejo, California, 32 miles northeast of San Francisco. Marine World is situated on approximately 65 acres and includes various presentation stadiums, animal habitats, exhibits, participatory attractions and concession and picnic areas.

      Under the management agreement with a municipal authority of the City of Vallejo, the Company will manage the park for a term of up to five years for an annual fee of $250,000, plus an incentive fee (not to exceed $250,000 per annum) based on a percentage of revenues in excess of specified amounts. In addition, the authority has agreed in principle to grant the Company an option to lease on a long-term basis approximately 50 acres adjacent to the park at an option price of $3.0 million, which will be used to fund improvements to the facility. If the option is not granted, the Company is permitted to terminate the management agreement. The Company also expects to receive an option to purchase the park, exercisable commencing in 2002.

Marketing and Promotion

      The Company attracts visitors through multi-media marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of the parks' respective markets and to maximize the impact of specific park attractions and introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. Marketing programs are generally initiated at the park level and supervised by the Company's Vice President for Marketing, with the assistance of the Company's senior management and national advertising agency. During the three years ended December 31, 1996, the Company incurred advertising expense of approximately $3.7 million, $5.7 million and $9.1 million, respectively.

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

      Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance, representing over 38% (excluding season pass attendance) of aggregate attendance in 1996 at the six parks owned by the Company prior to the Recent Acquisitions. Each park has a group sales and pre-sold ticket manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

      The Company has also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. Management believes that incremental attendance from season pass sales has a positive effect on operating results. The increased in-park spending which results from season passes is not offset by incremental operating expenses, since such expenses are relatively fixed during the operating season.

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

Park Operations

      The Company is headquartered in Oklahoma City, Oklahoma and New York, New York and operates in nine geographically diverse markets: Washington, D.C./Baltimore, Maryland; Buffalo/ Rochester, New York; Cleveland, Ohio; Columbus, Ohio; Oklahoma City, Oklahoma; Denver, Colorado; Sacramento/San Francisco Bay area, California; Lake George/Albany, New York and Springfield, Massachusetts. Each park is managed by a general manager who reports to the Company's Chief Operating Officer and is responsible for all operations and management of the park. Advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams. The Company has systems and controls in place for the daily tracking and monitoring of revenues and expenses associated with ticket sales and in-park spending.

      Each of the Company's parks is managed by a full-time, on-site management team under the direction of the general manager. Each such management team includes senior personnel responsible for operations and maintenance, marketing and promotion, human resources and merchandising. Park management compensation structures are designed to provide incentives for individual park managers to execute the Company's strategy and to maximize revenues and operating cash flow at each park.

      The Company maintains a trained security force to administer the parks' crowd control policies and guest screening procedures and to enforce the parks' rules relating to behavior of guests in the parks. The specific policies and practices of the security forces are dictated on a park-by-park basis.

      The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the parks are open during weekends both prior to and following their daily seasons, primarily as a site for special events, such as concerts, live entertainment and theme events (such as Hallowscream and Oktoberfest). Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee. The Company's family entertainment center is open year-round and does not charge an admission price.

Competition

      The Company's parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. The Company's family entertainment center competes directly with all types of recreational facilities and forms of entertainment within its market. Accordingly, the Company's business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. Within each park's regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment. The Company believes its parks feature a sufficient variety of rides and attractions, restaurants, merchandise outlets and family orientation to enable it to compete effectively. Certain of the Company's direct competitors have greater financial resources than the Company.

Capital Improvements

      The Company regularly makes capital investments in the development and implementation of new rides and attractions. The Company believes that the introduction of new rides is an important factor in achieving attendance growth at its parks and in encouraging longer visits, which lead to increased sales of food and merchandise. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season.

Seasonality

      The operations of the Company are highly seasonal, with more than 90% of park attendance occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are collected in the second and third quarters of each year.

Government Regulation

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

Environmental Regulation

      The Company's operations are subject to federal, state and local environmental laws and regulations governing water discharges, air emissions, soil contamination, wetlands, the maintenance of underground storage tanks and the disposal of waste and hazardous materials. The Company believes that it is in substantial compliance with all such laws and regulations. At Geauga Lake, the Company is conducting groundwater monitoring around a former on-site landfill under the supervision of the Ohio Environmental Protection Agency. The Company is awaiting administrative action on its request for curtailment of the scope and duration of this monitoring, based on the sampling results to date. The Company does not anticipate that it will be required to incur any material costs in connection with the monitoring program or any other post-closure activities.

      Elitch Gardens is located on property that was used as a manufactured gas plant by the Public Service Company of Colorado ("PSC"), a railroad yard for Burlington Northern Railroad, and an auto shredding operation. Although these operations were discontinued over 30 years ago, residual contamination related to those operations remains in the soil and groundwater beneath the property. Specifically, environmental investigations have documented the presence of trash fill material, metals, hydrocarbon-contaminated soils and residual coal tars at the site.

      At the time of the construction of the park, the prior owner of the park entered into a consent agreement with the Colorado Department of Health which specifies the soil and groundwater management and monitoring requirements for the site (the "Consent Agreement"). The Consent Agreement also contains a limited release and covenant not to sue by the State of Colorado with respect to then-known environmental conditions, subject to several conditions and exceptions. In addition, the United States Environmental Protection Agency has reviewed the Consent Agreement and stated that its intervention under applicable Federal environmental statues would not be warranted, assuming compliance with the Consent Agreement and barring a change in, or discovery of new information about, environmental conditions relating to the property.

      At the closing of the Company's acquisition of Elitch Gardens, PSC and Trillium Corporation (successor-in-interest to Burlington Northern Railroad) consented to the assignment to Premier by the prior owner of its rights under an allocation agreement (the "Allocation Agreement"). Under the Allocation Agreement, PSC and Trillium agreed to pay for 25 years, commencing in 1994, all Contamination Expenses (as defined) with respect to the site, except that Premier will be responsible, under certain circumstances, for a maximum of $100,000 of such Contamination Expenses and, in all cases, for the costs of groundwater monitoring (which aggregated approximately $10,000 and $4,000 during 1995 and 1996, respectively) required under the Consent Agreement. The Company does not anticipate that it will be required to incur any material costs in connection with the environmental condition of this site.

Employees

      At March 1, 1997, the Company employed approximately 412 full-time employees, and the Company employs approximately 8,800 seasonal employees during the operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

      At March 1, 1997, none of the employees of the Company were represented by a union or other collective bargaining unit. Commencing April 1997, the Company will become the manager of Marine World. Certain of the employees at that park are currently represented by a union. The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

                    Age as of
Name               March 1, 1997   Position
----               -------------   --------

Kieran E. Burke        (39)        Director, Chairman of the Board and Chief
                                   Executive Officer since June 1994; Director,
                                   President and Chief Executive Officer from
                                   October 1989 through June 1994.

Gary Story             (41)        Director, President and Chief Operating
                                   Officer since June 1994; Executive Vice
                                   President and Chief Operating Officer from
                                   February 1992 through June 1994; prior to such period, general manager of Frontier
                                   City theme park for more than five years.

James F. Dannhauser    (44)        Chief Financial Officer since October 1,
                                   1995; Director since October 1992; prior to
                                   June 1996, Managing Director of Lepercq de
                                   Neuflize & Co. Incorporated for more than five years.

Hue W. Eichelberger    (38)        Executive Vice President since February 1,
                                   1997; General Manager of Adventure World since May 1992; Park Manager of White
                                   Water Bay from February 1991 to May
                                   1992.

Richard A. Kipf        (62)        Secretary/Treasurer since 1975; Vice
                                   President since June 1994

      Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of stockholders to be held in June 1997.

ITEM 2. PROPERTIES

      Set forth below is a brief description of the Company's real estate at March 1, 1997:

      Adventure World, Largo, Maryland -- 515 acres (fee ownership interest) Darien Lake, Darien Center, New York -- 979 acres (fee ownership interest) Elitch Gardens, Denver, Colorado -- 60 acres (fee ownership interest) Frontier City, Oklahoma City, Oklahoma -- 90 acres (fee ownership interest)
      Geauga Lake, Aurora, Ohio -- 258 acres (fee ownership interest)
      The Great Escape, Lake George, New York -- 335 acres (fee ownership interest)

      Riverside Park, Agawam, Massachusetts -- 160 acres (fee ownership interest)
      Waterworld/Concord, Concord, California -- 29 acres (leasehold interest)(1)
      Waterworld/Sacramento, Sacramento, California -- 20 acres (leasehold interest)(2)
      White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership interest)
      Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest)(3)

      In addition to the foregoing, at March 1, 1997, the Company indirectly owned real estate interests through its non-controlling general partnership interest in 229 East 79th Street Associates L.P., a limited partnership that converted to cooperative ownership a New York City apartment building. The Company leases office space in New York City for which it paid approximately $128,000 in rental payments during 1996, of which Windcrest Partners, an affiliate of the Company, paid 50%. The Company also leases certain of the rides and attractions at its parks. See Notes 5 and 12 to Notes to Consolidated Financial Statements.

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

      In 1995, an action titled Robert W. Freeman d/b/a Robert Freeman Assocs.
v. Riverside Park Enterprises, Inc., et al., Civ. No. 95-1446, was brought in Superior Court for Hampden County, Massachusetts against Riverside Park Enterprises, Inc. ("RPE"), Riverside Park Food Services, Inc. ("RPF"), Stuart Amusement Company ("Stuart") and Edward J. Carroll, Jr., the then controlling stockholder of Stuart. In February 1997, the Company acquired all of the capital stock of Stuart, which is the parent company of RPE and RPF. The plaintiff seeks damages of approximately

----------
(1) The site is leased from the City of Concord. The lease expires in 2025 and the Company has five five-year renewal options.
(2) The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by the Company for an additional ten-year term.
(3) The site is subleased from the Columbus Zoo. The lease expires in 1998 and the Company has two five-year renewal options. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

$7.5 million in connection with management and consulting services he allegedly provided to Stuart and these subsidiaries from 1985 to 1994. Defendants are vigorously contesting the action, both factually and legally, and have asserted a counterclaim alleging that the plaintiff has failed to repay a loan in the amount of $155,000. The stock purchase agreement pursuant to which the Company acquired Stuart provides that the sellers will, jointly and severally, indemnify the Company in an amount not to exceed $10.0 million with respect to certain matters, including any losses arising out of this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In December 1996, the holders of approximately 55% of the outstanding shares of the Company's Common Stock approved by written consent the Company's 1996 Stock Option and Incentive Plan (the "Plan"). An information statement with respect to such approval was mailed to all stockholders on or about December 30, 1996 and the Plan became effective on January 20, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      On May 30, 1996, the Company commenced a public offering of Common Stock at a public offering price of $18.00 per share. Since that date, the Company's Common Stock has been traded on Nasdaq National Market ("NASDAQ") and quoted under the symbol "PARK." Prior to that date, trading in the Common Stock was reported on The Pink Sheets and the OTC Bulletin Board. Set forth below in the first table are the high and low sales prices for the Common Stock as reported by NASDAQ since May 30, 1996. The second table sets forth the high and low bid quotations for the Common Stock as reported on The Pink Sheets and the OTC Bulletin Board for the periods indicated. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. Prices shown for periods prior to May 1996 have been adjusted to reflect the Company's one-for-five reverse stock split.

                             NASDAQ National Market

 Year                  Quarter                 High                   Low
 ----                  -------                 ----                   ---

 1997              First (through             $32 1/8               $ 28
                   March 25, 1997)

 1996                  Fourth                  32 7/8                 29 3/8
                        Third                  29 3/4                 20 3/4
                  Second (beginning            22 1/8                 19 7/8
                    May 30, 1996)

                       The Pink Sheets/OTC Bulletin Board

 Year                  Quarter                 High                   Low
 ----                  -------                 ----                   ---

 1996              Second (through            $ 20                  $12 1/2
                    May 29, 1996)
                        First                   13 3/4               10

 1995                  Fourth                   13 3/4                8 1/8
                        Third                   17 1/2                4 3/8
                       Second                    4 11/16              1 7/8
                        First                    5 5/8                2 1/2

      As of March 1, 1997, there were 801 holders of record of the Company's Common Stock. The Company paid no cash dividends during the three years ended December 31, 1996. The Company does not anticipate paying any cash dividends during the foreseeable future. The Company's senior credit facility prohibits the payment of cash dividends to its stockholders.

ITEM 6. SELECTED FINANCIAL DATA

                      (In thousands, except per share data)

                                 1996         1995       1994      1993       1992
                                 ----         ----       ----      ----       ----
Revenue                       $  93,447   $  41,496   $ 24,899   $ 21,860   $ 17,432
Depreciation and
amortization                      8,533       3,866      1,997      1,537      1,442
Interest expense, net            11,121       5,578      2,299      1,438      1,413
Provision for income
  tax expense (benefit)           1,497        (762)        68         91        427
Income (loss) from
  continuing operations           1,765      (1,045)       102      1,354     (1,735)
Income (loss) from
  discontinued operations            --          --         --         --     (2,252)
Extraordinary gain (loss),
  net of tax effect                  --        (140)        --         --     18,350
Cumulative effect of
  accounting change                  --          --         --         --      2,298
Net Income (loss)                 1,765      (1,185)       102      1,354     16,661
Per Share:
  Income (loss) from
    continuing operations           .13        (.40)       .04        .10       (.42)
  Income (loss) from
    discontinued operations          --          --         --         --       (.54)
  Extraordinary gain (loss),
    net of tax effect                --        (.04)        --         --       4.43
  Cumulative effect of
    accounting change                --          --         --         --        .56
  Net Income (loss)                 .13        (.44)       .04        .10       4.03
  Cash Dividends                     --          --         --         --         --
Net cash provided by
  operating activities           11,331      10,646      1,060      2,699      1,980
Net cash used in
  investing activities         (155,149)    (74,139)   (10,177)    (7,698)    (5,649)
Net cash provided by
  financing activities          119,074      90,914      7,457      2,106      8,736
Total assets                    304,803     173,318     45,539     36,707     30,615
Long-term debt and
  capitalized lease
  obligations(1)              $ 150,834   $  94,278   $ 24,108   $ 20,820   $ 15,627

--------
(1)   Includes current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company's revenue is derived from the sale of tickets for entrance to its parks (approximately 44.0%, 52.7% and 56.0% in 1996, 1995 and 1994, respectively) and the sale of food, merchandise, games and attractions inside its parks and other income (approximately 56.0%, 47.3% and 44.0% in 1996, 1995 and 1994, respectively). The Company's principal costs of operations include salaries and wages, fringe benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

        The Company acquired three parks in 1995 through the acquisition of all of the outstanding stock of Funtime Parks, Inc. ("Funtime") and acquired four parks during the last quarter of 1996. The following discussion includes the results of the parks acquired in 1996 (the "1996 Acquisitions") only from their date of acquisition forward (October 31, 1996 for Elitch Gardens; November 19, 1996 for Waterworld; and December 4, 1996 for The Great Escape) and does not include the results of Riverside Park, as it was acquired in February 1997, nor Marine World, the management of which will only be assumed in April 1997.

        The Company believes that significant opportunities exist to acquire additional theme parks. Although the Company has had discussions with respect to several additional business acquisitions, no agreement or understanding has been reached with respect to any specific future acquisition. In addition, the Company intends to continue its on-going expansion of the rides and attractions and overall improvement of its parks to maintain and enhance their appeal. Management believes this strategy has contributed to increased attendance, lengths of stay and in-park spending and therefore, profitability.

        The table below sets forth certain financial information with respect to the Company and Funtime for the year ended December 31, 1995 and with respect to the Company and the 1996 Acquisitions for the year ended December 31, 1996:

                                                      Year Ended December 31, 1995
                                  --------------------------------------------------------------

                                                    Historical      Historical
                                                    Funtime(2)       Funtime(2)
                                                    Six months      Forty-three
                                    Historical        ended          days ended        Historical
                                    Premier(1)     July 2, 1995    August 14, 1995      Combined
                                    ----------     ------------    ---------------     ----------
                                                             (In thousands)
Revenues:
Theme park admissions                $ 21,863         $  6,195         $  9,680         $ 37,738
Theme park food, merchandise
  and other                            19,633            8,958           13,450           42,041
                                     --------         --------         --------         --------
Total revenue                          41,496           15,153           23,130           79,779
                                     --------         --------         --------         --------
Expenses:
Operating expenses                     19,775           10,537            6,039           36,351
Selling, general and
  administrative                        9,272            3,459            2,533           15,264
Costs of products sold                  4,635            2,083            2,953            9,671
Depreciation and amortization           3,866            3,316              829            8,011
                                     --------         --------         --------         --------
Total costs and expenses               37,548           19,395           12,354           69,297
                                     --------         --------         --------         --------
Income (loss) from operations           3,948           (4,242)          10,776           10,482
Interest expense, net                  (5,578)          (2,741)            (321)          (8,640)
Other income (expense)                   (177)               4               (4)            (177)
                                     --------         --------         --------         --------
Total other income (expense)           (5,755)          (2,737)            (325)          (8,817)
                                     --------         --------         --------         --------
Income before income taxes
  and extraordinary loss               (1,807)          (6,979)          10,451            1,665
Income tax expense (benefit)             (762)          (2,722)           4,076              592
                                     --------         --------         --------         --------
Income (loss) before
  extraordinary loss                 $ (1,045)        $ (4,257)        $  6,375         $  1,073
                                     ========         ========         ========         ========

                                            Year Ended December 31, 1996
                                   -------------------------------------------
                                    Historical
                                    Premier
                                    (Excluding
                                       1996           1996          Historical
                                 Acquisitions)(3)  Acquisitions(4)    Premier
                                 ----------------  ---------------   ----------
                                                  (In thousands)
Revenues:
Theme park admissions                $ 41,157         $     5         $ 41,162
Theme park food, merchandise
  and other                            52,148             137           52,285
                                     --------         -------         --------
Total revenue                          93,305             142           93,447
                                     --------         -------         --------
Expenses:
Operating expenses                     40,568           1,857           42,425
Selling, general and
  administrative                       16,353             574           16,927
Costs of products sold                 11,071              30           11,101
Depreciation and amortization           7,785             748            8,533
                                     --------         -------         --------
Total costs and expenses               75,777           3,209           78,986
                                     --------         -------         --------
Income (loss) from operations          17,528          (3,067)          14,461
Interest expense, net                 (11,121)             --          (11,121)
Other income (expense)                    (78)             --              (78)
                                     --------         -------         --------
Total other income (expense)          (11,199)             --          (11,199)
                                     --------         -------         --------
Income before income taxes
  and extraordinary loss                6,329          (3,067)           3,262
Income tax expense (benefit)            2,905          (1,408)           1,497
                                     --------         -------         --------
Income (loss) before
  extraordinary loss                 $  3,424         $(1,659)        $  1,765
                                     ========         =======         ========

----------
(1) Includes results of the three parks acquired in August 15, 1995 (the "Funtime Acquisition") from and after the acquisition date.
(2) Includes results of the parks acquired in the Funtime Acquisition from January 1, 1995 to August 14, 1995.
(3) Excludes operating results of parks acquired in the 1996 Acquisitions, but includes interest expense incurred by virtue of associated financings.
(4) Represents results of four parks acquired in the 1996 Acquisitions from their respective acquisition dates through December 31, 1996.

Results of Operations

Years Ended December 31, 1996 and 1995

      Revenue. Revenue aggregated $93.4 million in 1996 ($93.3 million without the 1996 Acquisitions), compared to $41.5 million in 1995, and to combined revenue of $79.8 million in 1995. This 16.9% increase in revenue (excluding the 1996 Acquisitions) over combined 1995 revenue at the same six parks is attributable to increased attendance (10.5%) and per capita revenue (5.9%) at the six parks and increased sponsorship revenues, as well as increased season pass sales at several parks, and increased campground revenues at

Darien Lake and income from the new contractual arrangements at the Darien Lake Performance Arts Center.

      Operating Expenses. Operating expenses increased during 1996 to $42.4 million ($40.6 million excluding the 1996 Acquisitions) from $19.8 million reported in 1995, and from $36.4 million combined operating expenses for 1995. This 11.5% increase in operating expenses (excluding the 1996 Acquisitions) over combined 1995 operating expenses is mainly due to additional staffing related to the increased attendance levels and increased pay rates, offset to some extent by a decrease in equipment rental expense due to the purchase of equipment that had been leased during 1995. As a percentage of revenue, operating expenses (excluding the 1996 Acquisitions) constituted 43.5% for 1996 and 45.6% on a combined basis for 1995.

      Selling, General and Administrative. Selling, general and administrative expenses were $16.4 million in 1996 (excluding the 1996 Acquisitions), compared to $9.3 million reported, and $15.3 million combined, selling, general and administrative expenses for 1995. As a percentage of revenues, these expenses constituted 17.6% for 1996 and 19.1% for 1995 combined. This increase over 1995 pro forma expenses relates primarily to increased advertising and marketing expenses to promote the former Funtime parks and the new rides and attractions at all of the parks, increased sales taxes arising from increased volume generally and increased property taxes and professional services.

      Costs of Products Sold. Costs of products sold were $11.1 million for 1996 compared to $4.6 million reported and $9.7 million combined for 1995. Cost of products sold (as a percentage of in-park revenue) constituted approximately 21.2% for 1996 and 23.0% for 1995 combined. This $1.4 million or 14.5% increase over combined 1995 results is directly related to the 24.0% increase in food, merchandise and other revenues.

      Depreciation and Interest Expense. Depreciation expense increased $4.6 million over the reported 1995 results. The increase is a result of the full year's effect of the Funtime Acquisition, the $116.2 million spent during the fourth quarter of 1996 for the 1996 Acquisitions and the on-going capital program at the Company's parks. Interest expense, net, increased $5.5 million from 1995 as a result of interest on the Existing Notes (as defined) for twelve months in 1996 as compared to four and one-half months in 1995 and the Company's borrowings under the Credit Facility (as defined) made in connection with the 1996 Acquisitions.

      Income Taxes. The Company incurred income tax expense of $1.5 million during 1996, compared to a tax benefit of $762,000 during 1995. The effective tax rate for 1996 was approximately 45.9% as compared to 42.2% in 1995. The increase is the result of twelve months of goodwill amortization in 1996 versus four and one-half months in 1995. The goodwill recognized for financial reporting of the acquisition of Funtime is not deductible for Federal income tax purposes. See Note 6 to Notes to Consolidated Financial Statements.

Years Ended December 31, 1995 and 1994

      Revenue. Revenue aggregated $41.5 million in 1995, a 66.7% increase over 1994 revenue of $24.9 million. A large portion of the increase ($13.5 million) resulted from the Funtime Acquisition on August 15, 1995. These results include the income from the acquired parks from and after that date. The 1995 results of the Company without consideration of the Funtime Acquisition provided an increase of 12.5% from $24.9 million in 1994 to $28.0 million in 1995. This increase in revenue is primarily attributable to the increased attendance of 14.3% from 1.4 million in 1994 to 1.6 million in 1995 at the three theme parks owned by the Company prior to the Funtime Acquisition.

      Operating Expenses. Operating expenses increased approximately $7.4 million, or 60%, in 1995 over 1994 levels. A large portion of the increase ($6.9 million) is a result of the Funtime Acquisition. The 1995 results of the Company without consideration of the Funtime Acquisition provided an increase of 3.2% in operating expenses from $12.4 million in 1994 to $12.8 million in 1995. As a percentage of revenue, operating expenses constituted approximately 47.7% in 1995 and approximately 49.6% in 1994. Without consideration of the Funtime Acquisition, operating expenses constituted approximately 45.7% of revenue in 1995.

      Selling, General and Administrative. Selling, general and administrative expenses increased from approximately $5.5 million in 1994 to approximately $9.3 million in 1995. A large portion of the increase ($2.6 million) is a result of the Funtime Acquisition. The Company's selling, general and administrative expenses without consideration of the Funtime Acquisition increased 21.8% from $5.5 million in 1994 to $6.7 million in 1995 primarily due to a 20.3% increase in marketing and advertising expenses. Most of the increase was incurred at Adventure World as part of the advertising campaign design to promote public awareness of the new Mind Eraser suspended, looping roller coaster, and a lesser portion of this increase was incurred in connection with the promotion of the new combined season pass program at Frontier City and White Water Bay.

      Costs of Products sold. Costs of products sold increased from $2.6 million in 1994 to $4.6 million in 1995. A large portion of the increase ($1.7 million) is a result of the Funtime Acquisition. The Company's cost of products sold without consideration of the Funtime Acquisition increased 11.5% from $2.6 million in 1994 to $2.9 million in 1995. This increase is a direct result of increased in-park sales at the parks.

      Depreciation and Amortization. Depreciation and amortization expense aggregated approximately $3.9 million in 1995 and approximately $2.0 million in 1994. This 95% increase resulted primarily from the Funtime Acquisition. The Company's depreciation and amortization without consideration of the Funtime Acquisition increased 25.0% from $2.0 million in 1994 to $2.5 million in 1995, reflecting the effect of the Company's additional capital improvements.

      Income Taxes. The Company had an income tax benefit in 1995 of $852,000, compared to an income tax expense of $68,000 in 1994. The Company's income tax benefit in 1995 was allocated to loss before income taxes ($762,000) and an extraordinary loss ($90,000) on extinguishment of debt. The effective income tax rate for 1995 was 42.2% as compared to approximately 40% in 1994. The Company anticipates an effective tax rate higher than 40% in the future since the parks acquired in the Funtime Acquisition are located in higher tax jurisdictions than the Company's three previous parks and due to the non-deductibility of the amortization of the goodwill that resulted from the Funtime Acquisition. See
Note 6 to Notes to the Consolidated Financial Statements.

Liquidity, Capital Commitments and Resources

      The operations of the Company are highly seasonal, with the majority of the operating season occurring between Memorial Day and Labor Day. Most of the Company's revenue is collected in the second and third quarters of each year while most expenditures for capital improvements and major maintenance are incurred when the parks are closed. The Company employs a substantial number of seasonal employees who are compensated on an hourly basis. The Company is not subject to federal or certain applicable state minimum wage rates in respect of its seasonal employees. However, the 1996 increase of $.90 an hour over two years in the federal minimum wage rate, and any increase in these state minimum wage rates, may result over time in increased compensation expense for the Company as it relates to these employees as a result of competitive factors.

      During 1995, the Company generated approximately $10.6 million in net cash from operating activities. Additionally, financing activities provided approximately $90.9 million in net cash during that year, consisting of the net proceeds of the $90.0 million Existing Note offering and the $20.0 million convertible preferred stock offering, both of which were consummated in connection with the Funtime Acquisition, offset in part by the Company's repayment during 1995 of approximately $17.5 million of indebtedness. During 1995, the Company used $74.1 million in net cash in connection with investing activities, $63.3 million of which was employed in connection with the Funtime Acquisition and $10.7 million represented additions to buildings, rides and attractions at the Company's parks made in connection with its capital improvement program. The Company acquired Funtime for approximately $60.0 million, excluding the post-closing adjustment of approximately $5.4 million paid in December 1995, which represented a substantial portion of the operating cash flow of the Funtime parks for the portion of the 1995 season after the date of acquisition. As a result of these activities, the Company's property and equipment (after depreciation) at December 31, 1995 increased approximately $77.4 million over the amount at December 31, 1994, and cash and cash equivalents at December 31, 1995 increased $27.4 million as compared to the December 31, 1994 level. Liabilities at December 31, 1995 aggregated $127.4 million, representing a $100.0 million increase over December 31, 1994, most of which ($90.0 million) represented the Company's indebtedness under the Existing Notes.

      During 1996, the Company generated net cash of $11.3 million from operating activities. Net cash used in investing activities in 1996 totaled $155.1 million, $116.2 million of which was employed in connection with the Recent Acquisitions and $39.4 million represented amounts spent for capital expenditures. Net cash provided by financing activities for 1996 totaled $119.1 million, reflecting the net proceeds from the June 1996 Public Offering and borrowings under the Company's senior revolving credit facility (the "Credit Facility"), offset, in part, by scheduled repayments of capitalized lease obligations.

      In June 1996, the Company completed the June 1996 Public Offering in which the Company sold an aggregate of 3,938,750 shares of Common Stock at a price to the public of $18.00 per share, resulting in aggregate net proceeds to the Company of approximately $65.3 million. In connection with the June 1996 Public Offering, all of the Company's then outstanding shares of Preferred Stock, together with all accrued dividends thereon, were converted into a total of 2,560,928 shares of Common Stock. In January 1997, the Company completed two concurrent public offerings, issuing an additional 6.9 million shares of Common Stock at a price to the public of $29.00 per share, resulting in aggregate net proceeds to the Company of approximately $189.8 million, and issuing $125 million principal amount of 9 3/4% Senior Notes due 2007 (the "New Notes"), resulting in net proceeds of approximately $120.7 million.

      On October 31, 1996, the Company acquired substantially all of the assets used in the operation of Elitch Gardens for $62.5 million in cash. On November 19, 1996, the Company acquired substantially all of the assets used in the operation of Waterworld for an aggregate cash consideration of $17.25 million. On December 4, 1996, the Company acquired substantially all of the assets of The Great Escape for $33.0 million in cash. On February 3, 1997, the Company acquired all of the capital stock of the owner of Riverside for approximately $22.2 million, of which $1.0 million was paid in Common Stock with the balance paid in cash.

      At December 31, 1996, substantially all of the Company's indebtedness was represented by the Company's 12% Senior Notes, in an aggregate principal amount of $90 million (the "Existing Notes") and $57.6 million of indebtedness under the Credit Facility. All then outstanding borrowings under the Credit Facility were repaid from a portion of the proceeds of the issuance of the New Notes in January 1997. The Existing Notes require annual interest payments of $10.8 million. The New Notes require annual interest payments of $12.2 million. Except in the event of a change of control of the Company and certain other circumstances, no principal payment on these Notes is due until the maturity dates thereof, August 15, 2003 in the case of the Existing Notes and January 15, 2007, in the case of the New Notes.

      Borrowings under the Credit Facility, which was entered into in October 1996 and amended in January 1997, are secured by substantially all of the Company's assets (other than real estate). The Credit Facility has an aggregate availability of $115.0 million of which (i) up to $30.0 million may be used for working capital and other general corporate purposes ("Facility A"); and (ii) up to $85.0 million may be used to finance capital expenditures and acquisitions by the Company ("Facility B"). As of March 25, 1997, no amounts were outstanding under the Credit Facility. Interest rates per annum under the Credit Facility are equal to a base rate equal to the higher of the Federal Funds Rate plus 1/2% or the prime rate of Citibank, N.A., in each case plus the Applicable Margin (as defined thereunder) or the London Interbank Offered Rate plus the Applicable Margin. The Credit Facility terminates October 31, 2001; however, aggregate availability under Facility B will reduce to $75.0 million principal amount on December 31, 1999 and $45.0 million on December 31, 2000. The Credit Facility and the Indentures pursuant to which the Existing Notes and the New Notes were issued contain restrictive covenants that, among other things, limit the ability of the Company to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that the Company comply with certain specified financial ratios and tests.

      The Company expects that its existing cash (including the proceeds of its 1997 debt and equity offerings) will be adequate to cover its currently anticipated working capital and debt service requirements as well as to fund planned capital expenditures for the 1997 season.

Newly Issued Accounting Standards

      In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It is effective for other transfers of financial assets occurring after December 31, 1997. It is to be applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-component approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Identification of Directors

      Incorporated by reference from the information captioned "Proposal 1:
Election of Directors" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1997.

      (b) Identification of Executive Officers

      Information regarding executive officers is included in Item 1 of Part I herein.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the information captioned "Executive Compensation" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a), (b) Incorporated by reference from the information captioned "Stock Ownership of Management and Certain Beneficial Holders" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1997.

      (c)  Changes in Control
           None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the information captioned "Certain Transactions" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1997.

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

                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets-- December 31, 1996 and 1995             F-3

Consolidated Statements of Operations Years ended
   December 31, 1996, 1995 and 1994                                  F-5

Consolidated Statements of Stockholders' Equity
   Years ended December 31, 1996, 1995 and 1994                      F-6

Consolidated Statements of Cash Flows
   Years ended December 31, 1996, 1995 and 1994                      F-7

Notes to Consolidated Financial Statements                           F-9

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

      (a)(3) See Exhibit Index.

      (b)   Reports on Form 8-K

            The Company's Current Report on Form 8-K, dated November 13, 1996, as amended.

            The Company's Current Report on Form 8-K, dated December 4, 1996, as amended.

            The Company's Current Report on Form 8-K, dated December 13, 1996, as amended.

      (c)   Exhibits
            See Item 14(a)(3) above.

                                  PREMIER PARKS INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    PAGE

Independent Auditors' Report ....................................    F-2


Consolidated Balance Sheets - December 31, 1996 and 1995 ........    F-3


Consolidated Statements of Operations - Years ended December 31,
    1996, 1995 and 1994 .........................................    F-5


Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 1996, 1995 and 1994 ............................    F-6


Consolidated Statements of Cash Flows - Years ended
    December 31, 1996, 1995 and 1994 ............................    F-7


Notes to Consolidated Financial Statements ......................    F-9

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Parks Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                      KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
March 7, 1997

                                 PREMIER PARKS INC.

                             CONSOLIDATED BALANCE SHEETS

                              DECEMBER 31, 1996 AND 1995


    ASSETS                                         1996              1995
    ------                                         -----             ----
Current assets:
    Cash and cash equivalents               $     4,043,000       28,787,000
    Accounts receivable                           1,180,000          965,000
    Inventories                                   4,200,000        2,904,000
    Prepaid expenses and other current assets     3,416,000        2,352,000
                                                -----------      -----------
                   Total current assets          12,839,000       35,008,000
                                                -----------      -----------

Other assets:
    Deferred charges                              6,752,000        4,839,000
    Deposits and other                            9,087,000        4,229,000
                                                -----------      -----------
                   Total other assets            15,839,000        9,068,000
                                                -----------      -----------

Property and equipment, at cost                 263,175,000      125,906,000
    Less accumulated depreciation                17,845,000        9,905,000
                                                -----------      -----------
                                                245,330,000      116,001,000
                                                -----------      -----------

Intangible assets                                31,669,000       13,471,000
    Less accumulated amortization                   874,000          230,000
                                                -----------      -----------
                                                 30,795,000       13,241,000
                                                -----------      -----------


                   Total assets              $  304,803,000      173,318,000
                                                -----------      -----------
                                                -----------      -----------

See accompanying notes to consolidated financial statements.



    LIABILITIES AND STOCKHOLDERS' EQUITY                               1996           1995
                                                                       ----           ----
Current liabilities
    Accounts payable and accrued expenses                             $ 11,059,000      6,361,000
    Accrued interest payable                                             4,304,000      4,158,000
    Current portion of long-term debt                                           -          56,000
    Current portion of capitalized lease obligations                     1,492,000      1,009,000
                                                                       -----------    -----------
         Total current liabilities                                      16,855,000     11,584,000
                                                                       -----------    -----------

Long-term debt and capitalized lease obligations:
    Long-term debt:
         Senior notes                                                   90,000,000     90,000,000
         Credit facility                                                57,574,000             -
    Capitalized lease obligations                                        1,768,000      3,213,000
                                                                       -----------    -----------
          Total long-term debt and capitalized
            lease obligations                                          149,342,000     93,213,000

Other long-term liabilities                                              4,846,000      3,465,000

Deferred income taxes                                                   20,578,000     19,145,000
                                                                       -----------    -----------
          Total liabilities                                            191,621,000    127,407,000
                                                                       -----------    -----------

Stockholders' equity:
    Preferred stock, 500,000 shares authorized at December 31,
         1996 and 1995; no shares issued and outstanding at
         December 31, 1996; 200,000 shares Series A, 7%
         cumulative convertible, $1 par value ($100 redemption
         value) issued and outstanding at December 31, 1995                     -         200,000
    Common stock, $.05 par value, 30,000,000 and 9,000,000 shares authorized at December 31, 1996 and 1995, respectively;
         11,392,669 and 4,883,900 shares issued and 11,366,323
         and 4,857,554 shares outstanding as of December 31, 1996
         and 1995, respectively                                            569,000        244,000
    Capital in excess of par value                                     144,642,000     79,261,000
    Accumulated deficit                                                (31,340,000)   (33,105,000)
                                                                       -----------    -----------
                                                                       113,871,000     46,600,000
    Less 26,346 common shares of treasury
         stock, at cost                                                   (689,000)       (689,000)
                                                                       -----------    -----------
            Total stockholders' equity                                 113,182,000      45,911,000
                                                                       -----------    -----------

            Total liabilities and
                 stockholders' equity                                $ 304,803,000     173,318,000
                                                                       -----------    -----------
                                                                       -----------    -----------


PREMIER PARKS INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996             1995               1994
                                                       ----             -----              ----
Revenue:
    Theme park admissions                           $41,162,000       21,863,000         13,936,000
    Theme park food, merchandise,
      and other                                      52,285,000       19,633,000         10,963,000
                                                    -----------      -----------       ------------
         Total revenue                               93,447,000       41,496,000         24,899,000
                                                    -----------      -----------       ------------

Operating costs and expenses:
    Operating expenses                               42,425,000       19,775,000        12,358,000
    Selling, general and administrative              16,927,000        9,272,000         5,448,000
    Costs of products sold                           11,101,000        4,635,000         2,553,000
    Depreciation and amortization                     8,533,000        3,866,000         1,997,000
                                                    -----------      -----------       ------------
         Total operating costs and
              expenses                               78,986,000       37,548,000        22,356,000
                                                    -----------      -----------       ------------

         Income from operations                      14,461,000        3,948,000         2,543,000

Other income (expense):
    Interest expense, net                           (11,121,000)      (5,578,000)       (2,299,000)
    Other income (expense)                              (78,000)        (177,000)          (74,000)
                                                    -----------      -----------       ------------
                                                    (11,199,000)      (5,755,000)       (2,373,000)
                                                    -----------      -----------       ------------


         Income (loss) before income taxes            3,262,000       (1,807,000)          170,000

Income tax expense (benefit)                          1,497,000         (762,000)           68,000
                                                    -----------      -----------       ------------

         Income (loss) before
              extraordinary loss                      1,765,000       (1,045,000)          102,000

Extraordinary loss on extinguishment of debt, net
    of income tax benefit of $90,000 in 1995                  -         (140,000)                -
                                                    -----------      -----------       ------------


        Net income (loss)                         $   1,765,000       (1,185,000)          102,000
                                                    -----------      -----------       ------------
                                                    -----------      -----------       ------------

        Net income (loss) applicable to
            common stock                         $    1,162,000       (1,714,000)          102,000
                                                    -----------      -----------       ------------
                                                    -----------      -----------       ------------

Weighted average number of common shares
    outstanding                                  $    8,972,000        3,938,000         2,810,000
                                                    -----------      -----------       ------------
                                                    -----------      -----------       ------------


Income (loss) per common share:
        Income (loss) before extraordinary loss   $          .13            (.40)              .04
        Extraordinary loss                                -                 (.04)                -
                                                    -----------      -----------       ------------
        Net income (loss)                         $          .13            (.44)              .04
                                                    -----------      -----------       ------------
                                                    -----------      -----------       ------------



See accompanying notes to consolidated financial statements.


                                        PREMIER PARKS INC.

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                  Series A, 7% Cumulative
                                Convertible Preferred Stock        Common Stock
                                ---------------------------  ----------------------
                                    Shares                     Shares
                                    Issued       Amount        Issued       Amount
                                ------------  -------------  -----------  ----------
Balances at December 31, 1993            -      $     -        2,681,565   $ 134,000

Issuance of common stock:
    Cash proceeds - net                  -            -          619,815      31,000
    Exchange of debt for
    common stock                         -            -           97,087       5,000

Net income                               -            -           -              -
                                    --------    -----------   ----------   ---------
Balances at December 31, 1994            -            -        3,398,467     170,000

Issuance of preferred stock          200,000      200,000         -              -

Conversion of debt to common
    stock                                -            -        1,485,433      74,000

Net loss                                 -            -           -              -
                                    --------    -----------   ----------   ---------
Balances at December 31, 1995        200,000      200,000      4,883,900     244,000
Conversion of preferred stock
    to common stock                 (200,000)    (200,000)     2,560,928     128,000
Issuance of common stock                 -            -        3,947,841     197,000
Net income                               -            -           -              -
                                    --------    -----------   ----------   ---------
Balances at December 31, 1996            -      $     -       11,392,669   $ 569,000
                                    --------    -----------   ----------   ---------
                                    --------    -----------   ----------   ---------


                                        Capital in
                                        Excess of     Accumulated      Treasury
                                        Par Value       Deficit         Stock         Total
                                       ------------  -------------   ------------  ----------

Balances at December 31, 1993           45,769,000    (32,022,000)     (689,000)   13,192,000

Issuance of common stock:
    Cash proceeds - net                  4,154,000         -                -       4,185,000
    Exchange of debt for
    common stock                           650,000         -                -         655,000

Net income                                  -             102,000           -         102,000
                                       -----------    -----------      --------   -----------

Balances at December 31, 1994           50,573,000    (31,920,000)     (689,000)   18,134,000

Issuance of preferred stock             19,800,000         -                -      20,000,000

Conversion of debt to common
    stock                                8,888,000         -                -       8,962,000

Net loss                                    -          (1,185,000)          -      (1,185,000)
                                       -----------    -----------      --------   -----------

Balances at December 31, 1995           79,261,000    (33,105,000)     (689,000)   45,911,000
Conversion of preferred stock
    to common stock                         72,000         -                -          -
Issuance of common stock                65,309,000         -                -      65,506,000
Net income                                  -           1,765,000           -       1,765,000
                                       -----------    -----------      --------   -----------
Balances at December 31, 1996          144,642,000    (31,340,000)     (689,000)  113,182,000
                                       -----------    -----------      --------   -----------
                                       -----------    -----------      --------   -----------

See accompanying notes to consolidated financial statements.


                                  PREMIER PARKS INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                 1996           1995           1994
                                                                 ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                         $  1,765,000     (1,185,000)       102,000
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation and amortization                          8,533,000      3,866,000      1,997,000
        Extraordinary loss on early extinguishment
           of debt                                                     -        230,000              -
        Amortization of discount on debt and debt
           issuance costs                                        811,000        317,000         94,000
        Gain on sale of assets                                   (51,000)            -          (9,000)
        (Increase) decrease in accounts receivable              (215,000)     5,794,000       (496,000)
        Deferred income taxes (benefit)                        1,433,000       (808,000)        24,000
        Increase in inventories and prepaid expenses          (2,360,000)      (455,000)      (422,000)
        (Increase) decrease in deposits and other assets      (3,947,000)     1,197,000       (808,000)
        Increase (decrease) in accounts payable and
           accrued expenses                                    5,216,000     (2,366,000)       511,000
        Increase in accrued interest payable                     146,000      4,056,000         67,000
                                                            ------------    -----------    -----------
              Total adjustments                                9,566,000     11,831,000        958,000
                                                            ------------    -----------    -----------
              Net cash provided by operating activities       11,331,000     10,646,000      1,060,000
                                                            ------------    -----------    -----------
Cash flows from investing activities:
    Proceeds from the sale of equipment                          476,000              -         14,000
    Other investments                                            (48,000)       (63,000)       (83,000)
    Additions to property and equipment                      (39,423,000)   (10,732,000)   (10,108,000)
    Acquisition of theme park assets                        (116,154,000)             -              -
    Acquisition of Funtime Parks, Inc., net of
      cash acquired                                                    -    (63,344,000)             -
                                                            ------------    -----------    -----------
              Net cash used in investing activities         (155,149,000)   (74,139,000)   (10,177,000)
                                                            ------------    -----------    -----------
Cash flows from financing activities:
    Repayment of debt                                         (1,082,000)   (17,487,000)    (5,079,000)
    Proceeds from borrowings                                  57,574,000     93,500,000      8,451,000
    Net cash proceeds from issuance of preferred stock                 -     20,000,000              -
    Net cash proceeds from issuance of common stock           65,306,000              -      4,185,000
    Payment of debt issuance costs                            (2,724,000)    (5,099,000)      (100,000)
                                                            ------------    -----------    -----------
              Net cash provided by financing activities      119,074,000     90,914,000      7,457,000
                                                            ------------    -----------    -----------

(Decrease) increase in cash and cash equivalents             (24,744,000)    27,421,000     (1,660,000)

Cash and cash equivalents at beginning of year                28,787,000      1,366,000      3,026,000
                                                            ------------    -----------    -----------
Cash and cash equivalents at end of year                    $  4,043,000     28,787,000      1,366,000
                                                            ------------    -----------    -----------
                                                            ------------    -----------    -----------

                                                                                       (Continued)


                                  PREMIER PARKS INC.

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               1996           1995        1994
                                               ----           ----        ----
Supplementary cash flow information:
   Cash paid for interest                  $ 11,640,000    2,018,000   2,178,000
                                           ------------    ---------   ---------
                                           ------------    ---------   ---------
   Cash paid for income taxes (refund)     $     64,000      (22,000)     38,000
                                           ------------    ---------   ---------
                                           ------------    ---------   ---------

Supplemental disclosure of noncash investing and financing activities:

1996
    - Preferred stock (200,000 shares) was converted into common stock (2,560,928 shares).

    - The Company issued $200,000 of common stock (9,091 shares) as a component of a theme park acquisition.

    - The Company acquired certain equipment through a capital lease with an obligation of $64,000.

1995

    - Common stock (1,485,433 shares) was exchanged for $9,095,000 of debt, net of $133,000 of costs.

    - The Company acquired certain rides and attractions through capital leases with obligations totaling $3,259,000.

1994

    -    Common stock (97,087 shares) was exchanged for $655,000 of debt.

    - The Company entered into two separate note agreements, aggregating $570,000 for the purchase of property and equipment.

See accompanying notes to consolidated financial statements.

                                  PREMIER PARKS INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996, 1995 AND 1994


(1) SUMMARY OF SIGNIFICANT POLICIES

    DESCRIPTION OF BUSINESS

    Premier Parks Inc. (the Company) owns and operates regional theme amusement and water parks. As of December 31, 1996, the Company and its subsidiaries own and operate ten parks: Adventure World, a combination theme and water park located in Largo, Maryland; Darien Lake & Camping Resort, a combination theme and water park with an adjacent camping resort and performing arts center, located between Buffalo and Rochester, New York; Elitch Gardens, a theme park located in Denver, Colorado; Frontier City, a western theme park located in Oklahoma City, Oklahoma; Geauga Lake, a combination theme and water park located near Cleveland, Ohio; The Great Escape and Splash Water Kingdom, a combination theme and water park located in Lake George, New York; two water parks operated under the name Waterworld/USA, located in Northern California; White Water Bay, a tropical water park located in Oklahoma City, Oklahoma; and Wyandot Lake, a water park which also includes "dry rides" located in Columbus, Ohio. On February 5, 1997, the Company acquired Riverside Park, a theme park located near Springfield, Massachusetts (note 14).

    BASIS OF PRESENTATION

    The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles.

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and a limited partnership and a limited liability company in which the Company beneficially owns 100% of the interests. Intercompany transactions and balances have been eliminated in consolidation.

    The Company's investment in a partnership in which it does not own a controlling interest is accounted for using the equity method and included in other assets.

    CASH EQUIVALENTS

    Cash equivalents of $2,753,000 and $26,728,000 at December 31, 1996 and 1995, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market and primarily consist of products for resale including merchandise and food and miscellaneous supplies including repair parts for rides and attractions.

                                  PREMIER PARKS INC.

    ADVERTISING COSTS

    Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations in the year incurred. The amounts capitalized at year-end are included in prepaid expenses.

    DEFERRED CHARGES

    The Company capitalizes all costs related to the issuance of debt with such costs included in deferred charges in the consolidated balance sheets. The amortization of such costs are recognized as interest expense under a method approximating the interest method over the life of the respective debt issue. As of December 31, 1996, approximately $626,000 of costs associated with the Company's January 1997 debt and equity offerings (notes 5 and 8) are also included in deferred charges.

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

    LONG-LIVED ASSETS

    The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an impact on the Company's consolidated financial position or results of operations in 1996.

                                  PREMIER PARKS INC.

    INTEREST EXPENSE RECOGNITION

    Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable and capitalized lease obligations that do not have a stated interest rate or that have interest rates considered to be lower than prevailing market rates (when the obligations were incurred) are carried at amounts discounted to impute a market rate of interest cost. Total interest expense incurred was $12,597,000, $6,074,000, and $2,341,000 in 1996, 1995 and 1994, respectively. Interest expense in the accompanying consolidated statements of operations is shown net of interest income.

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

    INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common share is computed based on income (loss) applicable to common stock divided by the weighted average number of common shares outstanding during the period. For the year ended December 31, 1995, no warrants, options, or potentially issuable shares from convertible securities were considered as the effect would be antidilutive. For the year ended December 31, 1994, warrants and options outstanding have been excluded from the per common share calculations as no active trading market existed for the Company's common stock during the year.

    The Company's former senior subordinated notes were converted into common shares in 1995. For 1994, the senior subordinated notes were considered to be potentially dilutive securities. The weighted average number of common shares attributable to the conversion feature of the notes was 1,120,000. The former senior subordinated notes bore interest and if the notes had been converted, the interest expense on the notes in 1994 would not have been incurred. After consideration of the increase in income that would have occurred from the reduction in interest expense, the effect of the convertible notes on income per common share was antidilutive.

    The Company issued convertible preferred stock in 1995 which was a potentially dilutive security. Accumulated preferred stock dividends of $603,000 and $529,000, which were paid through additional issuances of common stock, were considered in determining net income (loss) applicable to common stock in 1996 and 1995, respectively. The common shares that would have resulted from conversion of the preferred stock at December 31, 1995 are not considered in the 1995 calculation of loss per common share, as the effect would be antidilutive. The convertible preferred stock was converted into common stock during June 1996. The effect of the additional common shares, as if they were converted on January 1, 1996, was included in the determination of the weighted average number of common shares outstanding-fully diluted for 1996. The effect

                                  PREMIER PARKS INC.

    of the conversion of the preferred shares as of the beginning of the period was antidilutive and the 1996 income per common share - fully diluted amount is not presented in the consolidated statements of operations.

    STOCK OPTIONS

    On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Companies which continue to apply the provisions of APB No. 25 are required by SFAS No. 123 to disclose pro forma net earnings and net earnings per share for employee stock option grants made in 1995, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25, and has provided the pro forma disclosures required by SFAS No. 123 in note 9.

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

    RECLASSIFICATIONS

    Reclassifications have been made to certain amounts reported in 1995 and 1994 to conform with the 1996 presentation.

(2) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The recorded amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and accrued interest payable approximate fair value because of the short maturity of these financial instruments. The fair value estimates, methods, and assumptions relating to the Company's other financial instruments are discussed in note 5.

                                  PREMIER PARKS INC.

(3) ACQUISITION OF THEME PARKS

    Pursuant to a merger agreement, on August 15, 1995, the Company acquired Funtime Parks, Inc. (Funtime), a company owning three regional theme parks, for an initial purchase price of approximately $60,000,000 in cash, with an additional amount of approximately $5,400,000 paid to the former shareholders as a postclosing adjustment related to the operating cash flows of the former Funtime parks after the acquisition date. The acquisition was accounted for as a purchase. The allocation of the purchase price was determined based upon estimates of fair value as determined by independent appraisal. As of the acquisition date and after giving effect to the purchase, $18,030,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Funtime's assets and liabilities. Approximately $13,500,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill. As part of the acquisition, $2,500,000 of the purchase price was placed into escrow as an indemnification fund. Except in limited circumstances, the indemnification fund represents the sole source of funds for indemnification claims made by the Company against the former shareholders of Funtime. The indemnification fund is classified in the accompanying consolidated financial statements as a deposit and as a noncurrent other liability.

    The accompanying 1996 and 1995 consolidated statements of operations reflect the results of Funtime from the date of acquisition (August 15, 1995).

    On October 31, 1996, the Company acquired all of the interests in a partnership which owned substantially all of the assets used in the operation of Elitch Gardens for $62,500,000 in cash. Thereupon, the partnership dissolved by operation of law. As a result, the assets were directly owned by the Company. The transaction was accounted for as a purchase. In addition, the Company has entered into a five-year non-competition agreement with the president of Elitch Gardens Company's general partner. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $4,506,000 of costs recorded as intangible assets, primarily goodwill. The general partner and a principal limited partner of Elitch Gardens Company have agreed severally to indemnify the Company for claims in excess of $100,000 in an amount up to $1,000,000 per partner.

    On November 19, 1996, the Company acquired all of the interests in two partnerships which owned substantially all of the assets used in the operation of the two Waterworld/USA water parks for an aggregate cash purchase price of approximately $17,250,000, of which $862,500 was placed in escrow to fund potential indemnification claims by the Company. Thereupon, the partnerships dissolved by operation of law. As a result, the assets were directly owned by the Company. The transaction was accounted for as a purchase. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $5,110,000 of costs recorded as intangible assets, primarily goodwill.

    On December 4, 1996, the Company acquired all of the interests in a limited liability company which owned substantially all of the assets used in the operation of The Great Escape and Splash Water Kingdom for a cash purchase price of $33,000,000. The transaction was accounted for as a purchase. In connection with the acquisition, the Company entered into a non-competition agreement and a related agreement with the former owner, providing for an aggregate consideration of $1,250,000. In addition, as a component of the transaction, the Company issued 9,091 shares of its common stock ($200,000) to an affiliate of the former owner. Based upon the purchase method of accounting, the purchase

                                  PREMIER PARKS INC.

    price was primarily allocated to property and equipment with $9,221,000 of costs recorded as intangible assets, primarily goodwill.

    The accompanying 1996 consolidated statement of operations reflects the results of these 1996 acquisitions from their respective acquisition dates.

    The following summarized pro forma results of operations assumes that for the year ended December 31, 1996, the Elitch Gardens, The Great Escape, and Waterworld/USA acquisitions and related transactions occurred as of the beginning of 1996 and for the year ended December 31, 1995, assumes that these acquisitions, the Funtime acquisition, and the related transactions occurred as of the beginning of 1995 and neither year includes the operations of the Riverside Park, which was acquired in 1997.

                                                1996           1995
                                                ----           ----
                                                    (Unaudited)
                                                   (in thousands)


    Total revenues                           $ 140,126        125,941

    Income before extraordinary loss             6,135          4,957

    Income before extraordinary loss
         applicable to common stock              6,135          4,957

    Income before extraordinary loss
         per common share                          .52            .44

(4) PROPERTY AND EQUIPMENT

    Property and equipment, at cost, are classified as follows:

                                                   1996            1995
                                                   ----            ----

         Land                                $  27,760,000     12,230,000
         Buildings and improvements            106,302,000     54,935,000
         Rides and attractions                 112,379,000     51,653,000
         Equipment                              16,734,000      7,088,000
                                             -------------    -----------
              Total                            263,175,000    125,906,000
         Less accumulated depreciation         (17,845,000)    (9,905,000)
                                             -------------    -----------
                                             $ 245,330,000    116,001,000
                                             -------------    -----------
                                             -------------    -----------

    Included in property and equipment are costs and accumulated depreciation associated with capital leases as follows:

                                                 1996                1995
                                                 ----                ----

    Cost                                      $ 6,069,000         6,005,000

    Accumulated depreciation                     (577,000)         (334,000)
                                              -----------         ---------
                                              $ 5,492,000         5,671,000
                                              -----------         ---------
                                              -----------         ---------

                                  PREMIER PARKS INC.

(5) LONG-TERM DEBT AND CAPITALIZED
    LEASE OBLIGATIONS

    At December 31, 1996 and 1995, long-term debt and capitalized lease obligations consist of:

                                                  1996            1995
                                                  ----            ----
    Long term debt:
         Senior notes (a)                       $ 90,000,000     90,000,000
         Credit facility (b)                      57,574,000              -
         Other debt                                        -         56,000
                                                ------------     ----------
         Total long-term debt                    147,574,000     90,056,000

    Capitalized lease obligations:
      Capitalized lease obligations expiring
         1997 through 2000, requiring
         aggregate annual lease payments
         ranging from approximately $20,000
         to $548,000 including implicit
         interest at rates ranging from
         9.875% to 14% and secured by
         equipment with a net book value of
         approximately $5,492,000 as of
         December 31, 1996
                                                   3,260,000      4,222,000
                                                ------------     ----------
              Total                             $150,834,000     94,278,000
                                                ------------     ----------
                                                ------------     ----------


    (a) The notes are senior unsecured obligations of the Company, with a $90,000,000 aggregate principal amount, and mature on August 15, 2003. The notes bear interest at 12% per annum payable semiannually on August 15 and February 15 of each year, commencing February 15, 1996. The notes are redeemable, at the Company's option, in whole or part, at any time on or after August 15, 1999, at varying redemption prices. Additionally, at any time prior to August 15, 1998, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount. These notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal operating subsidiaries.

         The proceeds of the notes were used in the Funtime acquisition and in the refinancing of previously existing indebtedness. The Company recognized a $230,000 loss on early extinguishment of debt during 1995. The loss was recorded, net of tax effect, as an extraordinary item.

         The indenture under which the notes were issued was amended January 21, 1997, in contemplation of the Company's January 1997 senior debt and equity offerings. The indenture places limitations on operations and sales of assets by the Company or its subsidiaries, permits incurrence of additional debt only in compliance with certain financial ratios, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock.

         The indenture, as amended, permits the Company, subject to certain limitations, to incur additional indebtedness, including $125,000,000 of indebtedness issued January 31, 1997

                                  PREMIER PARKS INC.

         described below and secured senior revolving credit facility indebtedness of up to $75,000,000.

         All of the Company's subsidiaries, including those formed in 1997, except for one indirect wholly owned subsidiary, Funtime-Famous Recipe, Inc., are full, unconditional, and joint and several guarantors of the notes. The assets and operations of Funtime-Famous Recipe, Inc. are inconsequential to the Company and its consolidated financial position and results of operations. Condensed financial statement information for the guarantors is not included herein, as the Company does not believe such information would be material to the understanding of the Company and its direct and indirect subsidiaries.

    (b) In connection with the acquisitions described in note 3, in October 1996 the Company entered into a senior secured credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility had an aggregate availability of $115,000,000 of which (i) up to $30,000,000 under the revolving credit facility (the "Revolving Credit Facility") may have been used for working capital and general corporate purposes; (ii) up to $25,000,000 ("Facility A") may have been used to finance capital expenditures prior to April 30, 1998; and
         (iii) up to $60,000,000 ("Facility B") may have been used to finance certain acquisitions by the Company (including the acquisitions described in note 3), provided that at least 50% of the consideration for any such acquisition or improvements under Facility A or Facility B (collectively, the "Term Loan Facility") was required to have been funded by the Company. Interest rates per annum under the Credit Facility were equal to a base rate equal to the higher of the Federal Funds Rate plus 1/2% or the prime rate of Citibank N.A., in each case plus the Applicable Margin (as defined thereunder) or the London Interbank Offered Rate plus the Applicable Margin. The Revolving Credit Facility was to terminate October 31, 2002 (reducing to $15,000,000 on October 31, 2001) and borrowings under the Term Loan Facility were to mature October 31, 2001; however, aggregate principal payments of $7,500,000, $20,000,000 and $25,000,000 were to be required under the Term Loan Facility during 1998, 1999 and 2000, respectively. Borrowings under the Revolving Credit Facility were required to be fully paid for at least 30 days each year and were secured by substantially all of the Company's assets (other than real estate) and guarantees of the Company's principal subsidiaries. Borrowings under the Term Loan Facility were secured by the assets acquired with the proceeds thereof, and limited guarantees of the Company's principal subsidiaries. The Credit Facility contained restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility required that the Company comply with certain specified financial ratios and tests.

         On January 31, 1997, the Company and the syndicate of banks agreed to amend the Credit Facility. The $30,000,000 Revolving Credit Facility will remain in place through December 31, 2001 (without reduction prior to that date). Additionally, following repayment of

                                  PREMIER PARKS INC.

         amounts then outstanding under the Term Loan Facility through the use of proceeds from the Company's January 1997 debt and equity offerings, the Term Loan Facility was converted into an $85,000,000 reducing revolving credit facility. The Term Loan Facility, as amended, will be available to fund acquisitions and make capital improvements. The amount available under the Term Loan Facility will reduce to $75,000,000 on December 31, 1999, to $45,000,000 on December 31, 2000,
         and will mature on December 31, 2001. Borrowings under the amended Credit Facility are secured by substantially all the assets of the Company and its subsidiaries (other than real estate) and are guaranteed by the Company's operating subsidiaries. The restrictive covenants are essentially the same as those of the original October 1996 credit facility.

    (c) On January 31, 1997, the Company issued $125,000,000 of 9 3/4% senior notes due January 2007. The notes are senior unsecured obligations of the Company and equal to the Company's 2003 notes in priority upon liquidation. Interest is payable on January 15 and July 15 of each year, commencing July 15, 1997. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. Additionally, at any time prior to January 15, 2000, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount. The notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal operating subsidiaries.

         The indenture under which the notes were issued places limitations substantially similar to those of the Company's senior notes due in 2003. A portion of the proceeds were used to fully pay amounts outstanding under the Company's Credit Facility.

    Annual maturities of long-term debt and capitalized lease obligations, adjusted to reflect the payment of the amounts outstanding under the Credit Facility through use of proceeds of the January 1997 note issuance, during the five years subsequent to December 31, 1996, are as follows:

                   1997                          $   1,492,000
                   1998                                737,000
                   1999                                364,000
                   2000                                667,000
                   2001 and thereafter             147,574,000
                                                 -------------
                                                 $ 150,834,000
                                                 -------------
                                                 -------------

    The fair value of the Company's long-term debt is estimated by using quoted prices or discounted cash flow analyses based on current borrowing rates for debt with similar maturities. Under the above assumptions the estimated fair value of long-term debt and capitalized lease obligations at December 31, 1996 and 1995, is approximately $160,000,000 and $103,000,000, respectively.

                                  PREMIER PARKS INC.

(6) INCOME TAXES

    Income tax expense (benefit) allocated to operations for 1996, 1995 and 1994 consists of the following:

                                  Current     Deferred       Total
                                  -------     --------       -----
    1996:
         U.S. Federal             $    -      1,335,000      1,335,000
         State and local            64,000       98,000        162,000
                                  --------    ---------      ---------
                                  $ 64,000    1,433,000      1,497,000
                                  --------    ---------      ---------
                                  --------    ---------      ---------
    1995:
         U.S. Federal             $(44,000)    (508,000)      (552,000)
         State and local               -       (210,000)      (210,000)
                                  --------    ---------      ---------
                                  $(44,000)    (718,000)      (762,000)
                                  --------    ---------      ---------
                                  --------    ---------      ---------
    1994:
         U.S. Federal             $ 44,000       15,000         59,000
         State and local              -           9,000          9,000
                                  --------    ---------      ---------
                                  $ 44,000       24,000         68,000
                                  --------    ---------      ---------
                                  --------    ---------      ---------

    Recorded income tax expense (benefit) allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) approximately as follows:


                                             1996         1995         1994
                                             ----         ----         ----
    Computed "expected" federal income
         tax expense (benefit)          $  1,109,000     (614,000)    58,000

    Amortization of goodwill                 180,000       78,000        -

    Other, net                                46,000      (16,000)     1,000

    Effect of state and local
         income taxes                        162,000     (210,000)     9,000
                                         -----------     --------     ------
                                         $ 1,497,000     (762,000)    68,000
                                         -----------     --------     ------
                                         -----------     --------     ------

    Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards and alternative minimum tax carryforwards represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 1996 and 1995, are presented below:

                                  PREMIER PARKS INC.

                                                        1996          1995
                                                        ----          ----
         Deferred tax assets before valuation
              allowance                             $ 10,300,000    7,860,000

         Less valuation allowance                          -           -
                                                    ------------   ----------
         Net deferred tax assets                      10,300,000    7,860,000

         Deferred tax liabilities                     30,878,000   27,005,000
                                                    ------------   ----------
         Net deferred tax liability                 $ 20,578,000   19,145,000
                                                    ------------   ----------
                                                    ------------   ----------


    The Company's deferred tax liability results from the financial carrying value for assets acquired in the Funtime acquisition, which was based upon the fair value at the acquisition date, being substantially in excess of Funtime's tax basis in the assets and from the Company's other depreciable assets being depreciated primarily over a 7-year period for tax reporting purposes and a longer 20- to 25-year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to offset future taxable income. Because most of the Company's depreciable assets' financial carrying value and tax basis difference will reverse before the expiration of the Company's net operating loss carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that it will more likely than not realize the benefits of these net future deductions.

    The Company experienced an ownership change within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder on October 30, 1992, as a result of the issuance of 2,200,000 shares of common stock. As a result of the ownership change, net operating loss carryforwards generated before the ownership change can be deducted in subsequent periods only in certain limited situations. Accordingly, it is probable that the Company will not be able to use most of the net operating loss carryforwards generated prior to October 30, 1992. Therefore, most of the pre-October 30, 1992, net operating loss carryforwards were not considered in computing the Company's available net operating loss carryforwards and deferred tax liability. The Company experienced an additional ownership change on June 4, 1996, as a result of the issuance of 3,938,750 shares of common stock and conversion of preferred stock into an additional 2,560,928 shares of common stock. The use of the Company's pre-June 1996 net operating loss carryforwards may be limited in the future; however, it is probable that the carryforwards will be fully utilized by the Company before their expiration.

    As of December 31, 1996, the Company has approximately $19,400,000 of unrestricted net operating loss and $7,000,000 of alternative minimum tax carryforwards available for federal income tax purposes which expire in 2007 through 2011. Additionally, the Company has $1,864,000 of alternative minimum tax credits which have no expiration date.

                                  PREMIER PARKS INC.

(7) PREFERRED STOCK

    The Company has authorized 500,000 shares of preferred stock, $1 par value. During 1995, the Company issued 200,000 shares of Series A, 7% cumulative convertible preferred stock at $100 per share. During June 1996, the shares, including all dividends thereon, were converted into 2,560,928 common shares. The Company has agreed to provide the preferred stockholders certain registration rights relative to the common stock issued upon conversion of the preferred stock.

    Holders of Series A preferred stock were entitled to receive cumulative dividends at an annual rate of $7 per share. At the Company's election, dividends were payable in cash and/or in additional Series A preferred stock. The terms of the Company's senior notes and credit facilities limit the Company's ability to pay cash dividends. All dividends paid to the preferred stockholders were made by additional issuances of common stock at the time of the conversion into shares of common stock as described above.

    All shares of preferred stock rank senior and prior in right to all of the Company's now or hereafter issued common stock with respect to dividend payments and distribution of assets upon liquidation or dissolution of the Company.

(8) COMMON STOCK

    In October 1994, the Company issued 619,815 common shares in a private placement with existing stockholders for cash. In connection with this placement, Windcrest Partners, an affiliate of the Company, also exchanged $655,000 of then existing debt for 97,087 shares of common stock. The Company has agreed to provide the stockholders certain registration rights in the future.

    In August 1995, the Company issued 1,175,063 common shares in full exchange for the Company's $7,000,000 senior subordinated convertible notes and 310,370 common shares in full exchange for the Company's $2,095,000 junior subordinated term loan. The Company has agreed to provide the stockholders certain registration rights in the future.

    On April 4, 1996, a majority of the Company's common and preferred shareholders and the Company's board of directors approved a one-for-five reverse stock split effective May 6, 1996. The par value of common stock
    was increased to $.05 per share from $.01 per share.   Additionally, the
    authorized common shares of the Company were changed to 30,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the reverse stock split as if it had occurred as of the earliest date presented.

    On June 4, 1996, and June 5, 1996, the Company issued 3,425,000 and 513,750, respectively, of its common shares resulting in net proceeds to the Company of $65,306,000. Additionally, on June 4, 1996, the Company exchanged 2,560,928 of its common shares for all 200,000 shares of its previously outstanding preferred stock.

    On January 31, 1997, the Company issued 6,900,000 of its common shares resulting in net proceeds to the Company of approximately $189,000,000.

                                  PREMIER PARKS INC.

(9) STOCK OPTIONS AND WARRANTS

    In 1996, 1995, 1994, and 1993, certain members of the Company's management were issued seven-year options to purchase 337,500, 248,000, 36,000, and 145,200 of its common shares, at an exercise price of $22.00, $8.25, $7.50, and $5.00 per share, respectively, under the Company's 1996, 1995 and 1993 Stock Option and Incentive Plans (the Plans). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. These options may be exercised on a cumulative basis with 20% of the total exercisable on date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically and without notice terminate upon the seventh anniversary of the issuance date or upon termination of employment.

    At December 31, 1996, there were 503,300 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $14.97 and $5.56 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.25%, and an expected life of 5 years; 1995 - expected dividend yield 0%, risk-free interest rate of 5.5%, and an expected life of 5 years.

    The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                                                       1996          1995
                                                       ----          ----

    Net income (loss) applicable
         to common stock:

                                    As reported    $ 1,162,000    (1,714,000)
                                    Pro forma          390,000    (1,880,000)


    Net income (loss) applicable
         to common stock per share:

                                    As reported    $       .13          (.44)
                                    Pro forma              .04          (.48)


    Pro forma net income (loss) reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
    (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

                                  PREMIER PARKS INC.

    Stock option activity during the periods indicated is as follows:

                                            Number of      Weighted-Average
                                             Shares         Exercise Price
                                             ------         --------------

    Balance at December 31, 1994            181,200           $   5.50
         Granted                            248,000               8.25
         Exercised                              -                  -
         Forfeited                              -                  -
         Expired                                -                  -
                                            -------           --------

    Balance at December 31, 1995            429,200               7.09
         Granted                            337,500              22.00
         Exercised                              -                  -
         Forfeited                              -                  -
         Expired                                -                  -
                                            -------           --------

    Balance at December 31, 1996            766,700           $  13.65
                                            -------           --------
                                            -------           --------

    At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.00 to $22.00 and
    6.01 years, respectively.

    At December 31, 1996 and 1995, the number of options exercisable was 304,460 and 151,120, respectively, and weighted-average exercise price of those options was $10.01 and $6.30, respectively.

    In 1989, the Company's current chairman was issued a ten-year warrant to purchase 26,346 common shares (currently being held as treasury stock) at an exercise price of $1.00 per share and a ten-year warrant to purchase 18,693 common shares at an exercise price of $1.00 per share.

(10)     401(K) PLAN

    The Company has a qualified, contributory 401(k) plan (the Plan). All regular employees are eligible to participate in the Plan if they have completed one full year of service and are at least 21 years old. The Company matches 100% of the first 2% of and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested. The Company recognized approximately $150,000 and $32,000 of expense in the years ended December 31, 1996 and 1995, respectively. Prior to 1995, the Company did not match employee's salary contributions.

                                  PREMIER PARKS INC.

(11)CASUALTY LOSS

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

(12)COMMITMENTS AND CONTINGENCIES

    The Company leases office space under a lease agreement which expires April 30, 2001. The lease requires minimum monthly payments over its term and also escalation charges for proportionate share of expenses as defined in the lease. Windcrest Partners shares office space with the Company and has agreed to pay 50% of the rental payments. Rent expense recognized by the Company (after deduction of amounts paid by Windcrest Partners) for the years ended December 1996, 1995, and 1994, aggregated $64,000, $68,000 and $68,000, respectively.

    The Company leases the sites of Wyandot Lake and each of the two Waterworld/USA locations with rent based upon percentages of revenues earned by each park. During 1996 and 1995, the Company recognized approximately $385,000 and $100,000, respectively, of rental expense under these rent agreements.

    The Company is a party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company's consolidated financial condition, operations, or liquidity.

(13)CERTAIN TRANSACTIONS

    During 1995, in connection with the acquisition of Funtime and the issuance of the $90,000,000 senior notes, the Company paid investment banking and financial advisory fees in the amount of $800,000 and $475,000 to Lepercq, de Neuflize & Co. Incorporated (Lepercq) and Hanseatic Corporation (Hanseatic), respectively. Two directors of the Company are director and treasurer, respectively, of Lepercq and Hanseatic.

(14)SUBSEQUENT EVENTS

    On February 5, 1997, the Company purchased all of the outstanding common stock of Stuart Amusement Company, the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of $22,200,000 ($1,000,000 of which was paid through issuance of 32,129 of the Company's common shares). The Company funded the purchase through use of the proceeds from the Company's January 1997 debt and equity offerings (notes 5 and 8). The transaction will be accounted for using the purchase method of accounting.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 1997                             PREMIER PARKS INC.


                                              By: /s/ Kieran E. Burke
                                                  -----------------------------
                                                  Kieran E. Burke
                                                  Chairman of the Board
                                                  and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the following capacities on the dates indicated.

Signature                            Title                             Date


   /s/ Kieran E. Burke              Chairman of the Board,       March 25, 1997
-------------------------------     Chief Executive Officer
Kieran E. Burke                     (Principal Executive
                                    Officer) and Director

   /s/ Gary Story                   President, Chief Operating   March 25, 1997
-------------------------------     Officer and Director
Gary Story


   /s/ James F. Dannhauser          Chief Financial Officer      March 25, 1997
-------------------------------     (Principal Financial
James F. Dannhauser                 Officer) and Director


   /s/ Richard R. Webb              Vice President               March 25, 1997
-------------------------------     (Principal Accounting
Richard R. Webb                     Officer)

   /s/ Paul A. Biddelman            Director                     March 25, 1997
-------------------------------
Paul A. Biddelman

   /s/ Michael E. Gellert           Director                     March 25, 1997
-------------------------------
Michael E. Gellert

   /s/ Jack Tyrrell                 Director                     March 25, 1997
-------------------------------
Jack Tyrrell

                                 EXHIBIT INDEX

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

      (k)   By-laws of Registrant, as amended.

      (l) Certificate of Amendment to Certificate of Incorporation dated May 6, 1996.

(4)   Instruments Defining the Rights of Security
      Holders, Including Indentures:

      (a) Indenture dated as of August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and United States Trust Company of New
            York, as trustee (including the form of Notes) -- incorporated by reference from Exhibit 4(2) to the Registration Statement.

      (b)   Form of First Supplemental Indenture dated as of
            November 9, 1995 -- incorporated by reference from
            Exhibit 4(2.1) to the Registration Statement.

      (c) Purchase Agreement, dated August 10, 1995, among the Registrant, the subsidiaries of the Registrant named therein and Chemical Securities Inc. -- incorporated by reference from Exhibit 4(3) to the Registration
            Statement.

      (d) Exchange and Registration Rights Agreement, dated August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and Chemical Securities Inc. -- incorporated by reference from Exhibit 4(4) to the Registration Statement.

      (e) Form of Subscription Agreement between the Registrant and each of the purchasers of shares of Preferred Stock -- incorporated by reference from Exhibit 4(10) to the Registration Statement.

      (f) Credit Facility, dated August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein, Chemical Bank, The Merchant Bank of New
            York and Chemical Bank, as agent (including forms of guarantee agreements, security agreements and pledge agreements) -- incorporated by reference from Exhibit 4(1) to the Registration Statement.

      (g)   Convertible Note Purchase Agreement, dated as of
            March 3, 1993, between the Registrant and the purchasers named therein (including forms of Senior Subordinated Convertible Note and Registration Rights Agreement) -- incorporated by reference from Exhibit 4(i) to Form 10-K of the Registrant for the year ended December 31, 1992.

      (h) Form of Subscription Agreement, dated October 1992, between the Registrant and certain investors -- incorporated by reference from Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated October 30, 1992.

      (i) Stock Purchase and Warrant Issuance Agreement, dated October 16, 1989, between The Tierco Group,
            Inc. and Kieran E. Burke -- incorporated by reference from Exhibit 4(i) to Form 10-K of Registrant for the year ended December 31, 1989.

      (j)   Warrant, dated October 16, 1989, to purchase
            131,728 shares of Common Stock issued by The Tierco
            Group, Inc. to Kieran E. Burke -- incorporated by reference from Exhibit 4(k) to Form 10-K of Registrant for the year ended December 31, 1989.

      (k)   Warrant, dated October 16, 1989, to purchase
            93,466 shares of Common Stock issued by The Tierco
            Group, Inc. to Kieran E. Burke -- incorporated by reference from Exhibit 4(1) to Form 10-K of Registrant for the year ended December 31, 1989.

      (l) Form of Common Stock Certificate -- incorporated by reference from Exhibit 4(l) to Registrant's Registration Statement on form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.

      (m)   Form of Registration Rights Agreement among
            Registrant, Edward J. Carroll, Jr. and the Carroll
            Family Limited Partnership -- incorporated by reference from Exhibit 4(m) to Registrant's Registration
            Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.

      (n) Form of Indenture dated as of January 15, 1997, among the Registrant and The Bank of New York, as trustee (including the form of Notes) -- incorporated by reference from Exhibit 4(l) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.

      (o)   Form of Second Supplemental Indenture dated January
            21, 1997 -- incorporated by reference form Exhibit 4(n) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.

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

      (o)   Lease Agreement dated December 22, 1995 between
            Darien Lake Theme Park and Camping Resort, Inc. and
            The Metropolitan Entertainment Co., Inc. -- incorporated by reference from Exhibit 10(o) to Form 10-K of Registrant for the year ended December 31, 1995.

      (p) Asset Purchase Agreement dated August 23, 1996, among the Registrant, a subsidiary of the Registrant, Storytown USA, Inc., Fantasy Riders Corporation and Charles R. Wood -- incorporated by reference from
            Exhibit 10(p) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (q) Asset Purchase Agreement dated September 23, 1996, among the Registrant, a subsidiary of the Registrant, Elitch Gardens Company, Hensel Phelps Construction Co. and Chilcott Entertainment Company -- incorporated by reference from Exhibit 10(a) to the Company's Current Report on Form 8-K, dated
            November 13, 1996.

      (r) Asset Purchase Agreement dated as of October 10, 1996, among the Registrant, a subsidiary of the Registrant, FRE, Inc. (Family Recreational Enterprises, Inc.) ("FRE") and the shareholders of FRE listed on the signature page thereof-- incorporated by reference from
            Exhibit 10(r) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (s) Asset Purchase Agreement dated as of October 10, 1996, among the Registrant, a subsidiary of the Registrant, FRE, Concord Entertainment Company, R&B
            Entertainment, LLC, the shareholders of FRE listed on the signature page thereof and the members of R&B listed on the signature page thereof-- incorporated by reference from Exhibit 10(s) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (t)   Amended and Restated Credit Agreement, dated as of
            January 31, 1997, among the Registrant, the Subsidiary Guarantors thereof, the lenders party thereto and the Bank of New York, as Administrative Agent and
            Issuing Lender.

      (u)   Consulting and Non-Competition Agreement, dated
            October 30, 1996, between Registrant and Arnold S. Gurtler -- incorporated by reference from Exhibit 10(u) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (v)   Non-Competition Agreement, dated as of October 30,
            1996 between the Registrant and Ascent Entertainment Group, Inc. -- incorporated by reference from Exhibit 10(v) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (w) Consulting Agreement, dated December 4, 1996, between the Registrant and Charles R. Wood -- incorporated by reference from Exhibit 10(b) to the Registrant's Current Report on Form 8-K, dated December 13, 1996.

      (x) Non-Competition Agreement dated as of December 4, 1996 between the Registrant and Charles R. Wood -- incorporated by reference from Exhibit 10(c) of the Registrant's Current Report on Form 8-K, dated December 13, 1996.

      (y)   Stock Purchase Agreement dated as of December 4,
            1996, among the Registrant, Stuart Amusement
            Company, Edward J. Carroll, Jr., and the Carroll
            Family Limited Partnership -- incorporated by reference from Exhibit 10(y) to Registrant's Registration
            Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

(11)  Statement re computation of per share earnings.

(21) Subsidiaries of the Registrant -- incorporated by reference from Exhibit 21 to the Registration Statement.


                             (last page of exhibits)