Form 10-Q
period 1997-03-31
PREMIER PARKS INC
filed 1997-05-14
CIK 701374

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                       |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 1997

                                      -OR-

                       |_| Transaction Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934 for the
                           transaction period from _________ to _________
--------------------------------------------------------------------------------

Commission File Number                      0-9789

--------------------------------------------------------------------------------

                               Premier Parks Inc.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   73-6137714
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Northeast Expressway, Oklahoma City, OK 73131

--------------------------------------------------------------------------------
(Address of principal executive offices, Zip Code)

405-475-2500

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

         At May 9, 1997, Premier Parks Inc. had outstanding 18,300,672 shares of Common Stock, par value $.05 per share.

ITEM 1. FINANCIAL STATEMENTS

                               PREMIER PARKS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       March 31,      Dec. 31,
                                                         1997           1996
                                                      (Unaudited)
                                                      -----------    -----------
ASSETS

Current assets:
       Cash and cash equivalents                        $190,358      $  4,043
       Accounts receivable                                 4,174         1,180
       Inventories                                         5,489         4,200
       Prepaid expenses                                    5,027         3,416
                                                        --------      --------

            Total current assets                         205,048        12,839

Other assets:
       Deferred charges                                   11,245         6,752
       Deposits and other                                  6,540         9,087
                                                        --------      --------

            Total other assets                            17,785        15,839

Property and equipment, at cost                          314,751       263,175
       Less accumulated depreciation                      21,361        17,845
                                                        --------      --------

            Total property and equipment                 293,390       245,330

Intangible assets                                         42,354        31,669
       Less accumulated amortization                       1,288           874
                                                        --------      --------

                                                          41,066        30,795
                                                        --------      --------

            Total assets                                $557,289      $304,803
                                                        ========      ========

                                                         March 31,  December 31,
                                                            1997        1996
                                                         (Unaudited)
                                                          --------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses              $  15,676   $  11,059
       Accrued interest payable                               3,411       4,304
       Current portion of capitalized lease obligations       1,494       1,492
                                                          ---------   ---------

            Total current liabilities                        20,581      16,855

Long-term debt and capitalized lease obligations:
       Capitalized lease obligations                          1,762       1,768
       Credit facility                                         --        57,574
       Long-term debt - Senior notes                        215,000      90,000
                                                          ---------   ---------

            Total long-term debt and capitalized lease
             obligations                                    216,762     149,342

Other long-term liabilities                                   4,572       4,846

Deferred income taxes                                        21,039      20,578
                                                          ---------   ---------

            Total liabilities                               262,954     191,621
                                                          ---------   ---------

Stockholders' equity
       Common stock                                             917         569
       Capital in excess of par                             335,189     144,642
       Accumulated deficit                                  (41,082)    (31,340)
                                                          ---------   ---------

                                                            295,024     113,871
       Less treasury stock, at cost                             689         689
                                                          ---------   ---------

            Total stockholders' equity                      294,335     113,182
                                                          ---------   ---------

            Total liabilities and stockholders' equity    $ 557,289   $ 304,803
                                                          =========   =========

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                       1997            1996
                                                   ------------     -----------
Revenue:
  Theme park admissions                            $  2,387,000     $ 1,688,000
  Theme park food, merchandise, and other             1,877,000         742,000
                                                   ------------     -----------

     Total revenue                                    4,264,000       2,430,000

Costs and expenses:
  Operating expenses                                  8,195,000       4,958,000
  Selling, general and administrative                 4,399,000       2,027,000
  Cost of products sold                                  52,000           7,000
  Depreciation and amortization                       3,973,000       1,695,000
                                                   ------------     -----------

    Total cost and expenses                          16,619,000       8,687,000

     Loss from operations                           (12,355,000)     (6,257,000)

Other income (expense):
  Interest expense, net                              (3,923,000)     (2,633,000)
  Other income (expense)                                (19,000)        (19,000)
                                                   ------------     -----------
     Total other income (expense)                    (3,942,000)     (2,652,000)

     Loss before income taxes                       (16,297,000)     (8,909,000)

Provision for income tax (benefit)                   (6,555,000)     (3,675,000)
                                                   ------------     -----------

     Net loss                                      $ (9,742,000)    $(5,234,000)
                                                   ============     ===========

     Net loss applicable to common stock           $ (9,742,000)    $(5,584,000)
                                                   ============     ===========

Per share amounts:

     Net loss per share                            $      (0.61)    $     (1.15)
                                                   ============     ===========

Weighted average number of common
 shares outstanding                                  15,910,044       4,857,554
                                                   ============     ===========

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                   1997           1996
                                                                              -------------   ------------
Cash flow from operating activities:
Net loss                                                                      $  (9,742,000)  $ (5,234,000)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                              3,973,000      1,695,000
       Amortization of debt issuance costs                                          475,000        176,000
       Increase in accounts receivable                                           (2,910,000)      (252,000)
       Deferred income taxes                                                     (6,645,000)    (3,678,000)
       Increase in inventories and prepaid expenses                              (2,738,000)    (1,492,000)
       Decrease in deposits and other assets                                      3,608,000        137,000
       Increase in accounts payable, accrued expenses, and other liabilities      1,329,000        932,000
       Decrease in accrued interest payable                                        (893,000)    (2,772,000)
                                                                              -------------   ------------

            Total adjustments                                                    (3,801,000)    (5,254,000)
                                                                              -------------   ------------

            Net cash used in operating activities                               (13,543,000)   (10,488,000)
                                                                              -------------   ------------

Cash flow from investing activities:
       Additions to property and equipment                                      (31,286,000)    (8,148,000)
       Acquisition of theme park, net of cash acquired                          (21,376,000)             0
       Other investments                                                               --          (18,000)
                                                                              -------------   ------------

            Net cash used in investing activities                               (52,662,000)    (8,166,000)
                                                                              -------------   ------------

Cash flow from financing activities:
       Repayment of debt                                                        (65,078,000)          --
       Proceeds from borrowings                                                 132,500,000           --
       Proceeds from issuance of common stock                                   189,898,000           --
       Payment of debt issuance costs                                            (4,800,000)       (83,000)
                                                                              -------------   ------------

            Net cash provided by (used in ) financing activities                252,520,000        (83,000)
                                                                              -------------   ------------

            Increase (decrease) in cash and cash equivalents                    186,315,000    (18,737,000)

Cash and cash equivalents at beginning of period                                  4,043,000     28,787,000
                                                                              -------------   ------------

Cash and cash equivalents at end of period                                    $ 190,358,000   $ 10,050,000
                                                                              =============   ============

                               PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1. General.

         Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 1996 includes additional information about the Company, its operations and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

         Results of operations for the three month period ended March 31, 1997 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence.

2. Common Stock.

         On April 4, 1996, a majority of the Company's common and preferred shareholders and the Company's board of directors approved a one-for-five reverse stock split effective May 6, 1996. The par value of the common stock was increased to $.05 per share from $.01 per share. Additionally, the authorized common shares of the Company were changed to 30,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the reverse stock split as if it had occurred as of January 1, 1996.

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

3. Acquisition of Theme Parks.

         On October 31, 1996, the Company acquired all of the interests in a partnership which owned substantially all of the assets used in the operation of Elitch Gardens, located in Denver, Colorado, for $62,500,000 in cash. Thereupon, the partnership dissolved by operation of law. As a result, the assets were directly owned by the Company. The transaction was accounted for as a purchase. In addition, the Company has entered into a five-year consulting and non-competition agreement with the president of the general partner of the seller, Elitch Gardens Company, providing for annual consulting fees of $100,000. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $4,506,000 of costs recorded as intangible assets, primarily goodwill.

------------------------------------------

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

         On December 4, 1996, the Company acquired all of the interests in a limited liability company which owned substantially all of the assets used in the operation of The Great Escape and Splash Water Kingdom for a cash purchase price of $33,000,000. The transaction was accounted for as a purchase. In connection with the acquisition, the Company entered into a non-competition agreement and a related agreement with the former owner, providing for an aggregate consideration of $1,250,000. In addition, as a component of the transaction, the Company issued 9,091 shares of its common stock ($200,000) to an affiliate of the former owner. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $9,221,000 of costs recorded as intangible assets, primarily goodwill.

         On February 5, 1997, the Company purchased all of the outstanding common stock of Stuart Amusement Company, the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of approximately $22,200,000 ($1,000,000 of which was paid through issuance of 32,129 of the Company's common shares). The transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $7,096,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart Amusement Co.'s assets and liabilities. Approximately $10,600,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill. The balance of the purchase price was allocated among the assets of Stuart Amusement Co. on the basis of estimates of fair value. Of the purchase price, $1,000,000 was placed in escrow to fund potential indemnification claims by the Company.

         The accompanying financial statements for the three months ended March 31, 1997 reflects the results of these acquisitions from January 1, 1997 or, in the case of Riverside Park, its acquisition date. The accompanying financial statements for the three months ended March 31, 1996 do not reflect the results of these acquisitions.

4. Long-Term Indebtedness.

         (a) In August 1995, the Company issued $90,000,000 principal amount of senior notes (the "1995 Notes"). The 1995 Notes are senior unsecured obligations of the Company, which mature on August 15, 2003. The 1995 Notes bear interest at 12% per annum payable semiannually on August 15 and February 15 of each year. The 1995 Notes are redeemable, at the Company's option, in whole or part, at any time on or after August 15, 1999, at varying redemption prices. Additionally, at any time prior to August 15, 1998, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of 1995 Notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount. The 1995 Notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal operating subsidiaries.

------------------------------------------

         The proceeds of the 1995 Notes were used in the acquisition by the Company of Funtime Parks in August 1995 and in the refinancing at that time of previously existing indebtedness.

         The indenture under which the 1995 Notes were issued was amended on January 21, 1997, in contemplation of the Company's January 1997 senior debt and equity offerings. The indenture places limitations on operations and sales of assets by the Company or its subsidiaries, permits incurrence of additional debt only in compliance with certain financial ratios, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock.

         The indenture, as amended, permits the Company, subject to certain limitations, to incur additional indebtedness, including $125,000,000 of indebtedness issued January 31, 1997 described in note (c) below and secured senior revolving credit facility indebtedness of up to $75,000,000.

         (b) In connection with the acquisitions described in Note 3, in October 1996 the Company entered into a senior secured credit facility (the "Credit Facility") with a syndicate of lenders. The Credit Facility had an aggregate availability of $115,000,000. Interest rates per annum under the Credit Facility were equal to a base rate equal to the higher of the Federal Funds Rate plus 1/2% or the prime rate of Citibank N.A., in each case plus the Applicable Margin (as defined thereunder) or the London Interbank Offered Rate plus the Applicable Margin. The Credit Facility contained restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility required that the Company comply with certain specified financial ratios and tests.

         On January 31, 1997, the Company and the lenders agreed to amend the Credit Facility. Under the amendments, $30,000,000 is available as a revolving credit facility, which will remain in place through December 31, 2001 (without reduction prior to that date). The balance of the facility was converted into an $85,000,000 reducing revolving credit facility. This portion of the facility will be available to fund acquisitions and make capital improvements. The amount available under this portion of the facility will reduce to $75,000,000 on December 31, 1999, to $45,000,000 on December 31, 2000, and will mature on December 31, 2001. Borrowings under the amended Credit Facility are secured by substantially all the assets of the Company and its subsidiaries (other than real estate) and are guaranteed by the Company's operating subsidiaries. The restrictive covenants are essentially the same as those of the original October 1996 Credit Facility.

         (c) On January 31, 1997, the Company issued $125,000,000 of 9 3/4% senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of the Company and equal to the 1995 Notes in priority upon liquidation. Interest is payable on January 15 and July 15 of each year, commencing July 15, 1997. The 1997 Notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. Additionally, at any time prior to January 15, 2000, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of 1997 Notes with the proceeds of one or more public equity offerings at a redemption price of approximately 110% of the principal amount. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal operating subsidiaries.

------------------------------------------

         The indenture under which the 1997 Notes were issued contains covenants substantially similar to those of the 1995 Notes. A portion of the proceeds were used to fully pay amounts outstanding under the Company's Credit Facility.

Item 2 Management's Discussion and Analysis of
  Financial Condition and Results of Operations
-----------------------------------------------

RESULTS OF OPERATIONS

Three months ended March 31, 1997 vs. Three months ended March 31, 1996

            Operating revenues were $4.3 million in the first quarter of 1997 compared to $2.4 million in the first quarter of 1996. Of this increase, $1.7 million is attributable to revenues generated by the parks acquired since October 1996 (the "New Parks"). Operating revenues at the parks owned for the full 1996 year increased by $0.1 million as a result of increased sponsorship income and increased season pass sales at certain of those parks. Operating expenses increased during the first quarter of 1997 from $5.0 million in 1996 to $8.2 million. Of this increase, $3.0 million relates directly to expenses incurred by the New Parks and $0.2 million relates to expenses at the six parks owned in the 1996 quarter, primarily as a result of pre-season expenditures being incurred earlier than in the prior year. Selling, general and administrative expenses increased from $2.0 million in the first quarter of 1996 to $4.4 million during the first quarter of 1997. Of this increase, $1.7 million relates to costs incurred by the New Parks, and $0.7 million is attributable to costs at the parks owned for the 1996 period, primarily an increase in advertising expenses, an increase in salary and wage expense, and an earlier expenditure of certain amounts than in the prior period. Depreciation expense increased $2.3 million primarily as a result of the recognition of depreciation and amortization expense from the New Parks and to a lesser extent as a result of the ongoing capital program at the Company's theme parks. Interest expense increased $1.3 million related to the borrowings under the Credit Facility which were outstanding during January 1997 and the 1997 Notes issued on January 31, 1997. The effective tax rate used to calculate the provision for income tax benefit was approximately 40% in the first quarter of 1997 and 41% in the first quarter of 1996.

         Because of the seasonal nature of the Company's theme park operations, most of the Company's revenues are generated from Memorial Day to Labor Day.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At March 31, 1997, the Company's indebtedness (including capitalized leases) aggregated $218.3 million, of which approximately $1.5 million matures prior to March 31, 1998. The Company anticipates repaying current indebtedness from funds generated from operations.

         During the three months ended March 31, 1997, the Company used net cash of $13.5 million in operating activities. Included in the net cash flows used in operating activities for this period was the $5.4 million semi-annual interest payment on the Company's $90.0 million 1995 Notes made on February 15. The remainder of the net cash used in operating activities related to the Company's annual maintenance and park pre-opening operating expenses. Net cash used in investing activities in the first quarter of 1997 increased to $52.7 million, which consisted of capital expenditures and the acquisition of Riverside Park in Massachusetts. The Company expects to fund the balance of its planned capital expenditures for the season from existing cash.

PART II - OTHER INFORMATION
---------------------------

Items 1 - 5

         Not applicable

Item 6 Exhibits and Reports on Form 8-K.

Exhibits

27.      Financial Data Schedule

Reports on Form 8-K

         The Company's Current Report on Form 8-K, dated February 13, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Premier Parks Inc.
                                        ----------------------------------------
                                                 (Registrant)


                                             /s/ Kieran E. Burke
                                        ----------------------------------------
                                                 Kieran E. Burke
                                                 Chairman/CEO


May 14, 1997                                 /s/ James F. Dannhauser
--------------------------              ----------------------------------------
         Date                                    James F. Dannhauser
                                                 Chief Financial Officer