Form 10-Q
period 1997-06-30
PREMIER PARKS INC
filed 1997-08-06
CIK 701374

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 1997

                                      -OR-

           / / Transaction Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the transaction period from _________ to _________

-------------------------------------------------------------------------------

Commission File Number                      0-9789

-------------------------------------------------------------------------------

                                 Premier Parks Inc.

-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

Delaware                                                      73-6137714

-------------------------------------------------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


11501 Northeast Expressway, Oklahoma City, OK 73131

-------------------------------------------------------------------------------
(Address of principal executive offices, Zip Code)


405-475-2500

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

         At August 5, 1997, Premier Parks Inc. had outstanding 18,300,672 shares of Common Stock, par value $.05 per share.

        ITEM 1. FINANCIAL STATEMENTS

                                                          PREMIER PARKS INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,               DEC. 31,
                                                                                       1997                   1996
                                                                                    (Unaudited)
                                                                                 ----------------        ---------------
        ASSETS
        Current assets:
                Cash and cash equivalents                                       $   164,733,000          $   4,043,000
                Accounts receivable                                                  11,293,000              1,180,000
                Inventories                                                           8,820,000              4,200,000
                Prepaid expenses                                                      4,604,000              3,416,000
                                                                                 ---------------          -------------

                        Total current assets                                        189,450,000             12,839,000

        Other assets:
                Deferred charges                                                     11,235,000              6,752,000
                Deposits and other assets                                             6,434,000              9,087,000
                                                                                 ---------------          -------------

                        Total other assets                                           17,669,000             15,839,000

        Property and equipment, at cost                                             366,492,000            263,175,000
                Less accumulated depreciation                                        25,146,000             17,845,000
                                                                                 ---------------          -------------

                        Total property and equipment                                341,346,000            245,330,000

        Intangible assets                                                            43,083,000             31,669,000
                Less accumulated amortization                                         1,827,000                874,000
                                                                                 ---------------          -------------

                        Total intangible assets                                      41,256,000             30,795,000
                                                                                 ---------------          -------------

                        Total assets                                            $   589,721,000          $ 304,803,000
                                                                                 ---------------          -------------
                                                                                 ---------------          -------------

        LIABILITIES & STOCKHOLDERS' EQUITY

        Current liabilities:
                Accounts payable and accrued expenses                           $    33,355,000          $  11,059,000
                Accrued interest payable                                              9,255,000              4,304,000
                Current portion of capitalized lease obligations                      1,347,000              1,492,000
                                                                                 ---------------          -------------

                        Total current liabilities                                    43,957,000             16,855,000

        Long-term debt & capitalized lease obligations:
                Capitalized lease obligations                                         1,799,000              1,768,000
                Credit facility                                                            -                57,574,000
                Long-term debt - Senior notes                                       215,000,000             90,000,000
                                                                                 ---------------          -------------

                        Total long-term debt & capitalized lease obligations        216,799,000            149,342,000

        Other long-term liabilities                                                   4,661,000              4,846,000

        Deferred income taxes                                                        24,739,000             20,578,000


                        TOTAL LIABILITIES                                       $   290,156,000          $ 191,621,000
                                                                                 ---------------          -------------

        Stockholders' equity
                Common stock                                                            917,000                569,000
                Paid-in capital in excess of par                                    334,721,000            144,642,000
                Accumulated deficit                                                 (35,384,000)           (31,340,000)
                                                                                 ---------------          -------------

                                                                                    300,254,000            113,871,000
                Less treasury stock, at cost                                            689,000                689,000
                                                                                 ---------------          -------------

                        Total stockholders' equity                                  299,565,000            113,182,000
                                                                                 ---------------          -------------

                        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $    589,721,000         $  304,803,000
                                                                                 ---------------          -------------
                                                                                 ---------------          -------------



                                             PREMIER PARKS INC.
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                                 (UNAUDITED)


                                                                       1997                   1996
                                                                  ---------------       --------------
     Revenue:
       Theme park admissions                                    $     34,708,000      $    12,524,000
       Theme park food, merchandise, & other                          27,760,000           14,429,000
                                                                  ---------------       --------------

              Total revenue                                           62,468,000           26,953,000

     Costs and expenses:
       Operating expenses                                             24,422,000           12,442,000
       Selling, general and administrative                            13,345,000            7,138,000
       Cost of products sold                                           6,480,000            3,285,000
       Depreciation and amortization                                   4,284,000            1,699,000
                                                                  ---------------       --------------

              Total cost and expenses                                 48,531,000           24,564,000

              Income (loss) from operations                           13,937,000            2,389,000

     Other income (expense):
       Interest expense, net                                          (4,451,000)          (3,000,000)
       Other income (expense)                                            (43,000)             (22,000)
                                                                  ---------------       --------------

              Total other income (expense)                            (4,494,000)          (3,022,000)

              Income (loss) before income taxes                        9,443,000             (633,000)

     Income tax expense (benefit)                                      3,745,000             (142,000)
                                                                  ---------------       --------------

              Net income (loss)                                 $      5,698,000      $      (491,000)
                                                                  ===============       ==============

              Net income (loss)
                  applicable to common stock                    $      5,698,000      $      (744,000)
                                                                  ===============       ==============



     Per share amounts:

     Net income (loss) per share - primary                      $           0.30      $         (0.11)
                                                                  ===============       ==============

     Net income (loss) per share - fully diluted                $           0.30      $         (0.11)
                                                                  ===============       ==============

     Average shares outstanding - primary                             18,767,075            6,774,739
                                                                  ===============       ==============

     Average shares outstanding - fully diluted                       18,827,339            6,774,739
                                                                  ===============       ==============


                                          PREMIER PARKS INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                               SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                             (UNAUDITED)


                                                                 1997                   1996
                                                            -------------          --------------
        REVENUE:
          Theme park admissions                          $    37,095,000          $  14,212,000
          Theme park food, merchandise, & other               29,637,000             15,171,000
                                                          --------------           ------------

                TOTAL REVENUE                                 66,732,000             29,383,000

        COSTS AND EXPENSES:
          Operating expenses                                  32,617,000             17,401,000
          Selling, general and administrative                 17,744,000              9,165,000
          Cost of products sold                                6,532,000              3,293,000
          Depreciation and amortization                        8,257,000              3,393,000
                                                          --------------           ------------

                TOTAL COST AND EXPENSES                       65,150,000             33,252,000

                Income (loss) from operations                  1,582,000             (3,869,000)

        OTHER INCOME (EXPENSE):
          Interest expense, net                               (8,374,000)            (5,633,000)
          Other income (expense)                                 (62,000)               (41,000)
                                                          --------------           ------------

                TOTAL OTHER INCOME (EXPENSE)                  (8,436,000)            (5,674,000)

                Income (loss) before income taxes             (6,854,000)            (9,543,000)

        Income tax expense (benefit)                          (2,810,000)            (3,817,000)
                                                          --------------           ------------

                NET INCOME (LOSS)                        $    (4,044,000)         $  (5,726,000)
                                                          --------------           ------------
                                                          --------------           ------------

                NET INCOME (LOSS)
                    APPLICABLE TO COMMON STOCK           $    (4,044,000)         $  (6,329,000)
                                                          --------------           ------------
                                                          --------------           ------------

        Per share amounts:

        NET INCOME (LOSS) PER SHARE - PRIMARY            $         (0.24)         $       (1.09)
                                                          --------------           ------------
                                                          --------------           ------------

        NET INCOME (LOSS) PER SHARE - FULLY DILUTED      $         (0.24)         $       (1.09)
                                                          --------------           ------------
                                                          --------------           ------------

        Average shares outstanding - primary                  17,111,962              5,816,146
                                                          --------------           ------------
                                                          --------------           ------------

        Average shares outstanding - fully diluted            17,111,962              5,816,146
                                                          --------------           ------------
                                                          --------------           ------------



                                              PREMIER PARKS INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                  (UNAUDITED)


                                                                               1997                  1996
                                                                        -----------------    ------------------

CASH FLOW FROM OPERATING ACTIVITIES:

       Net loss                                                         $    (4,044,000)     $    (5,726,000)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation and amortization                                          8,257,000            3,393,000
       Amortization of debt issuance costs                                      797,000              378,000
       Increase in accounts receivable                                      (10,029,000)          (5,621,000)
       Deferred income taxes                                                 (2,935,000)          (3,820,000)
       Increase in inventories and prepaid expenses                          (5,646,000)          (2,764,000)
       Decrease in deposits and other assets                                  3,714,000              123,000
       Increase in accounts payable, accrued expenses, and other
         liabilities                                                         19,097,000            6,659,000
       Increase (decrease) in accrued interest payable                        4,951,000              (11,000)
                                                                         ---------------       --------------

            Total adjustments                                                18,206,000           (1,663,000)
                                                                         ---------------       --------------

            Net cash provided by (used in) operating activities              14,162,000           (7,389,000)
                                                                         ---------------       --------------

CASH FLOW FROM INVESTING ACTIVITIES:

       Additions to property and equipment                                  (83,723,000)         (24,210,000)
       Acquisition of theme park, net of cash acquired                      (21,376,000)                 -
       Other investments                                                            -                (27,000)
                                                                         ---------------       --------------

            Net cash used in investing activities                          (105,099,000)         (24,237,000)
                                                                         ---------------       --------------

CASH FLOW FROM FINANCING ACTIVITIES:

       Repayment of long-term debt                                          (65,188,000)             (92,000)
       Proceeds from borrowings                                             132,500,000                  -
       Proceeds from issuance of common stock                               189,427,000           65,385,000
       Payment of debt issuance costs                                        (5,112,000)            (128,000)
                                                                         ---------------       --------------

            Net cash provided by financing activities                       251,627,000           65,165,000
                                                                         ---------------       --------------

            Increase in cash and cash equivalents                           160,690,000           33,539,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              4,043,000           28,787,000
                                                                         ---------------       --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   164,733,000      $    62,326,000
                                                                         ===============       ==============

                               PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

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

         Results of operations for the six month and three month periods ended June 30, 1997 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred during the whole year.

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

         On June 4, 1996, and June 5, 1996, the Company issued 3,425,000 and 513,750, respectively, of its common shares resulting in net proceeds to the Company of $65,000,000. Additionally, on June 4, 1996, the Company exchanged 2,560,928 of its common shares for all 200,000 shares of its previously outstanding preferred stock.

         On January 31, 1997, the Company issued 6,900,000 of its common shares resulting in net proceeds to the Company of approximately $189,000,000.

         On June 11, 1997, a majority of the Company's common shareholders approved an increase in the authorized common shares of the Company to 90,000,000 shares.

3.       ACQUISITION OF THEME PARKS.

         On October 31, 1996, the Company acquired all of the interests in a partnership which owned substantially all of the assets used in the operation of Elitch Gardens, located in Denver, Colorado, for $62,500,000 in cash. Thereupon, the partnership dissolved by operation of law. As a result, the assets were directly owned by the Company. (In April 1997, these assets were transferred to a wholly-owned subsidiary of the Company.) The transaction was accounted for as a purchase. In addition, the Company has entered into a

---------------------------------

five-year consulting and non-competition agreement with the president of the general partner of the seller, Elitch Gardens Company, providing for annual consulting fees of $100,000. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $4,506,000 of costs recorded as intangible assets, primarily goodwill.

         On November 19, 1996, the Company acquired all of the interests in two partnerships which owned substantially all of the assets used in the operation of the two Waterworld/USA water parks for an aggregate cash purchase price of approximately $17,250,000, of which $862,500 was placed in escrow to fund potential indemnification claims by the Company. Thereupon, the partnerships dissolved by operation of law. As a result, the assets were directly owned by the Company. (In 1997, the assets were transferred to wholly-owned subsidiaries of the Company.) The transaction was accounted for as a purchase. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $5,110,000 of costs recorded as intangible assets, primarily goodwill.

         On December 4, 1996, the Company acquired all of the interests in a limited liability company which owned substantially all of the assets used in the operation of The Great Escape and Splash Water Kingdom for a cash purchase price of $33,000,000. The transaction was accounted for as a purchase. In connection with the acquisition, the Company entered into a five-year non-competition agreement and a related consulting agreement with the former owner, providing for an aggregate consideration of $1,250,000. In addition, as a component of the transaction, the Company issued 9,091 shares of its common stock ($200,000) to an affiliate of the former owner. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $9,221,000 of costs recorded as intangible assets, primarily goodwill.

         On February 5, 1997, the Company purchased all of the outstanding common stock of Stuart Amusement Company, the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of approximately $22,200,000 ($1,000,000 of which was paid through issuance of 32,129 of the Company's common shares). The transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $7,096,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart Amusement Company's assets and liabilities. Approximately $10,261,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill. The balance of the purchase price was allocated among the assets of Stuart Amusement Company on the basis of estimates of fair value. Of the purchase price, $1,025,000 was placed in escrow to fund potential indemnification claims by the Company.

         The accompanying financial statements for the six months ended June 30, 1997 reflect the results of these acquisitions from January 1, 1997 or, in the case of Riverside Park, its acquisition date. The accompanying financial statements for the three months ended June 30, 1997 reflect the results of these acquisitions for the entire period. The accompanying historical financial statements for the three month and six month periods ended June 30, 1996 do not reflect the results of these acquisitions. (The parks included in all of these acquisitions are referred to herein as the "Acquired Parks".)

         The following is the summarized pro forma results of operations for the six months ended June 30, 1996. (They include the results of Riverside Park for a full six months and of Great Escape from January 1, 1996 to June 23, 1996.)

                                            THE COMPANY
                        UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                   SIX MONTHS ENDED JUNE 30, 1996
                         (In thousands, except for share and per share data)


                                                                                                  COMPANY
                                    HISTORICAL      HISTORICAL       COMBINED     PRO FORMA      PRO FORMA
                                     PREMIER      ACQUIRED PARKS     COMPANY     ADJUSTMENTS    (UNAUDITED)
                                 --------------- ---------------- ------------- ------------- ---------------

Revenue:
Theme park admissions             $    14,212        $ 10,741        $24,953      $             $   24,953
Theme park food, merchandise
and other                              15,171          10,853         26,024           100          26,124
                                 ---------------- --------------- ------------- ------------- ---------------
Total                                  29,383          21,594         50,977           100          51,077

Operating costs and expenses:
Operating expenses                     17,401          10,970         28,371          (100)         27,871
                                                                                      (400)

Selling, general and
administrative                          9,165           9,188         18,353        (2,413)         15,940
Costs of products sold                  3,293           2,667          5,960            --           5,960
Depreciation and amortization           3,393           3,140          6,533           323           6,856
                                 ---------------- --------------- ------------- ------------- ---------------
Total                                  33,252          25,965         59,217        (2,590)         56,627

Income (loss) from operations          (3,869)         (4,371)        (8,240)        2,690          (5,550)

Other income (expense):

Interest expense, net                  (5,633)         (3,042)        (8,675)          732          (7,943)
Other income (expense)                    (41)           (114)          (155)           50            (105)
                                 ---------------- --------------- ------------- ------------- ---------------
Total                                  (5,674)         (3,156)        (8,830)          782          (8,048)

Income (loss) before income
taxes                                  (9,543)         (7,527)       (17,070)        3,472         (13,598)

Income tax expense (benefit)           (3,817)           (207)        (4,024)       (1,147)         (5,171)
                                 ---------------- --------------- ------------- ------------- ---------------

Net income (loss)                 $    (5,726)       $ (7,320)      $(13,046)     $  4,619      $   (8,427)
                                 ================ =============== ============= ============= ===============

Net income (loss) applicable to
  common stock                    $    (6,329)       $ (7,320)      $(13,649)     $  3,222      $  (10,427)


Net income (loss) per common share $    (1.09)                                                  $    (0.89)

Weighted average shares             5,816,146                                                   11,702,000

EBITDA                            $      (457)       $ (1,345)      $ (1,802)     $  3,063      $    1,261


-------------------------------------------


PART I - FINANCIAL INFORMATION (Continued) Item 1 - Financial Statements (Continued)

-------------------------------------------



4.       LONG-TERM INDEBTEDNESS.

         (a) In August 1995, the Company issued $90,000,000 principal amount of senior notes (the "1995 Notes"). The 1995 Notes are senior unsecured obligations of the Company, which mature on August 15, 2003. The 1995 Notes bear interest at 12% per annum payable semiannually on August 15 and February 15 of each year. The 1995 Notes are redeemable, at the Company's option, in whole or part, at any time on or after August 15, 1999, at varying redemption prices. Additionally, at any time prior to August 15, 1998, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of the 1995 Notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount. The 1995 Notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal operating subsidiaries.

         The proceeds of the 1995 Notes were used in the acquisition by the Company of the Funtime Parks in August 1995 and in the refinancing at that time of previously existing indebtedness.

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

         On January 31, 1997, the Company and the lenders agreed to amend the Credit Facility. Under the amendments, $30,000,000 is available as a revolving credit facility, which will remain in place through December 31, 2001 (without reduction prior to that date). The balance of the facility was converted into an $85,000,000 reducing revolving credit facility. This portion of the facility will be available to fund acquisitions and make capital improvements. The amount available under this portion of the facility will reduce to $75,000,000 on December 31, 1999, to $45,000,000 on December 31, 2000, and will mature

-------------------------------------------

on December 31, 2001. Borrowings under the amended Credit Facility are secured by substantially all the assets of the Company and its subsidiaries (other than real estate) and are guaranteed by the Company's operating subsidiaries. The restrictive covenants are essentially the same as those of the original October 1996 Credit Facility. No amounts were outstanding under this Credit Facility as of June 30, 1997.

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

Item 2 Management's Discussion and Analysis of
 Financial Condition and Results of Operations

------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Operating revenues:

         Operating revenues were $66.7 million in the six months ended June 30, 1997 compared to $29.4 million actual operating revenues and $51.0 million actual combined operating revenues (including the revenues of the Acquired Parks), in the first six months of 1996. The aggregate $15.7 million (30.8%) increase in operating revenues over actual combined results for the 1996 period includes a $12.1 million (48.7%) increase in admissions revenue and a $3.6 million (13.9%) increase in food, merchandise and other revenues. This revenue increase is attributable to a substantial increase in aggregate season pass sales at the Company's eleven parks and recognition of season pass sale revenue upon receipt in accordance with the Company's accounting policies, as well as a combined 15% increase in attendance at the eleven parks over the prior year period. (There is no accrual for anticipated business interruption insurance proceeds in connection with the twelve day closure of the Company's Concord water park which occurred during the 1997 period. See "-Liquidity, Capital Commitments and Resources.")

Operating expenses:

         Operating expenses increased during the first six months of 1997 to $32.6 million from $17.4 million actual operating expenses and $28.4 million actual combined operating expenses (including the expenses of the Acquired Parks) in the first six months of 1996. This $4.2 million (14.8%) increase from actual combined operating expenses for the 1996 period consists of a $1.67 million increase (9.6%) at the six parks owned by the Company during its 1996 season and a $2.58 million increase (23.6%) at the Acquired Parks. These increases primarily reflect increased staffing levels and wage rates, increased repairs and maintenance, increased utility expenses for new attractions and other miscellaneous increases.

Selling, general and administrative:

         Selling, general and administrative expenses were $17.7 million for the six months ended June 30, 1997, an increase from $9.2 million actual for the six months ended June 30, 1996, but a decrease from $18.4 million actual combined (including the Acquired Parks) for the six months ended June 30, 1996. Selling, general and administrative expenses at the six parks owned by the Company for the 1996 period (including corporate) increased by $0.5 million in the period, primarily reflecting increased personnel and advertising costs, offset by a decrease in insurance expense. Selling, general and administrative expenses at the Acquired Parks decreased by $1.2 million, notwithstanding increases in marketing expenses, as a result of significant savings in personnel, insurance, professional services and other areas.

Costs of products sold:

         Costs of products sold increased from $3.3 million actual and $6.0 million actual combined (including the Acquired Parks) for the first six months of 1996 to $6.5 million for the first six months of 1997. These increases primarily relate to increased sales.

Item 2 Management's Discussion and Analysis of
 Financial Condition and Results of Operations (Continued)

------------------------------------------------



Depreciation and Interest expense:

         Depreciation and amortization expense increased from $3.4 million actual in 1996 to $8.3 million actual in 1997, primarily as a result of the recognition of depreciation and amortization expense from the Acquired Parks and the ongoing capital program at the Company's theme parks. Interest expense, net increased from $5.6 million to $8.4 million as a result of interest on the 1997 Notes and amortization of costs incurred in connection with the Credit Facility.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Operating revenues:

         Operating revenues were $62.5 million in the three month period ended June 30, 1997 compared to $27.0 million in the three month period ended June 30, 1996. Of this $35.5 million increase, $32.3 million is attributable to revenues generated by the Acquired Parks whose results are not included for 1996, and $3.2 million is attributable to an increase at the Company's original six parks, due principally to an increase in attendance and season pass sales over the same prior year period.

Operating expenses:

         Operating expenses increased during the three months ended June 30, 1997 from $12.4 million in 1996 to $24.4 million. Of this $12.0 million increase, $10.6 million relates directly to expenses incurred by the Acquired Parks whose results are not included for 1996 and $1.4 million is related to the Company's original six parks, principally arising from increased salary and wage expense, increased repair and maintenance and costs associated with new attractions.

Selling, general and administrative:

         Selling, general and administrative expenses increased from $7.1 million in the three months ended June 30, 1996 to $13.3 million during the three months ended June 30, 1997. All of this increase relates to costs incurred by the Acquired Parks which were not included in 1996.

Costs of products sold:

         Costs of products sold increased from $3.3 million for the three months ended June 30, 1996 to $6.5 million for the three months ended June 30, 1997. Of this $3.2 million increase, $2.9 million relates to costs incurred at the Acquired Parks, and $0.3 million is attributable to the operations of the Company's original six parks, all as a result of increased volume.

Depreciation and interest expense:

         Depreciation and amortization expense increased $2.6 million primarily as a result of the recognition of depreciation and amortization expense from the Acquired Parks and to a lesser extent as a result of the ongoing capital program at the Company's theme parks.

Item 2 Management's Discussion and Analysis of
 Financial Condition and Results of Operations (Continued)

------------------------------------------------

Interest expense, net increased $1.5 million as a result of interest on the 1997 Notes and amortization of costs incurred in connection with the Credit Facility.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At June 30, 1997, the Company's indebtedness (including capitalized leases) aggregated $218.1 million, of which approximately $1.3 million matures prior to June 30, 1998. The Company anticipates repaying current indebtedness from funds generated from operations.

         During the six months ended June 30, 1997, the Company generated net cash of $14.2 million in operating activities. Net cash used in investing activities in the first six months of 1997 increased to $105.1 million, which consisted of capital expenditures at the Company's parks (including Marine World, a California marine and wildlife park managed by the Company) and the acquisition of Riverside Park in Massachusetts. The Company expects to fund the balance of its planned capital expenditures for the season from existing cash. The Company generated $251.6 million of net cash from financing activities in the six months ended June 30, 1997, mainly from the proceeds from the issuance of the 1997 Notes and from the sale of 6,900,000 shares of Company Common Stock, both of which occurred in January 1997. A total of $65.2 million of these proceeds was used to pay down in full amounts which had been drawn under the October 1996 Credit Facility.

         On June 2, 1997, a slide collapse occurred at the Company's Concord, California water park, resulting in the park's closure for a period of twelve days. The park re-opened with the approval of the City of Concord on June 14, 1997. Although the collapse and the resulting closure have had, and are expected to continue to have, an adverse impact on that park's operating performance for 1997, the performance of the Company's other parks have more than compensated for this park's lesser contribution. The Company also expects to recover under its business interruption insurance for all or a substantial part of this shortfall. In addition, the Company believes that its liability insurance coverage should be more than adequate to provide for any personal injury liability which may ultimately be found to exist in connection with the collapse.

PART II - OTHER INFORMATION

-----------------------------

ITEMS I-3 AND 5

         Not applicable

ITEM 4   Submission of Matters to a Vote of Securityholders

         On June 11, 1997, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 15,769,448 shares (86% of the outstanding shares of Common Stock). Three proposals were voted upon at the Meeting. The proposals and the voting results were as follows:

         1.    Proposal 1. - Election of Directors

         The following persons were elected as directors as follows:



         NAME                     FOR                   AGAINST                WITHHELD
Paul A. Biddleman              15,767,627                 1801                     20

Kieran E. Burke                15,767,647                 1801                      0

James F. Dannhauser            15,767,587                 1831                     30

Michael E. Gellert             15,767,667                 1701                     80

Arnold S. Gurtler              15,767,287                 1801                    360

Gary Story                     15,767,617                 1801                     30

Jack Tyrell                    15,767,612                 1801                     35

Charles R. Wood                15,767,352                 1841                    255


         2. Proposal 2. - Approval of amendment to Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's Common Stock from 30,000,000 to 90,000,000 shares.

          FOR                   AGAINST                WITHHELD

      12,942,769                2,720,949                 105,730

         3. Proposal 3. - Ratification of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ended December 31, 1997.

          FOR                   AGAINST                WITHHELD

      15,765,965                      877                   2,606

ITEM 6 Exhibits and Reports on Form 8-K.

EXHIBITS

27.      Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Premier Parks Inc.
                                                  -----------------------------
                                                        (Registrant)


                                                    /s/ Kieran E. Burke
                                                  -----------------------------
                                                        Kieran E. Burke
                                                        Chairman/CEO

   August 6, 1997                                  /s/  James F. Dannhauser
----------------------                            -----------------------------
         Date                                           James F. Dannhauser
                                                        Chief Financial Officer