Form 10-Q
period 1997-09-30
PREMIER PARKS INC
filed 1997-11-13
CIK 701374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for Quarterly Period Ended September 30, 1997

                                      -OR-

/ / Transaction Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transaction period from       to

                         COMMISSION FILE NUMBER 0-9789

                             ---------------------

                               PREMIER PARKS INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                       73-6137714
      (State of other        (I.R.S. Employer Identification
      jurisdiction of                      No.)
     incorporation or
       organization)

              11501 NORTHEAST EXPRESSWAY, OKLAHOMA CITY, OK 73131
               (Address of principal executive offices, Zip Code)

                                  405-475-2500
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    At November 5, 1997, Premier Parks Inc. had outstanding 18,300,672 shares of Common Stock, par value $.05 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                               PREMIER PARKS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents......................................................  $  169,151,000  $    4,043,000
  Accounts receivable............................................................      15,960,000       1,180,000
  Inventories....................................................................       5,546,000       4,200,000
  Prepaid expenses...............................................................       3,652,000       3,416,000
                                                                                   --------------  --------------
    Total current assets.........................................................     194,309,000      12,839,000
Other assets:
  Deferred charges...............................................................      10,594,000       6,752,000
  Deposits and other assets......................................................       6,036,000       9,087,000
                                                                                   --------------  --------------
    Total other assets...........................................................      16,630,000      15,839,000
Property and equipment, at cost..................................................     390,359,000     263,175,000
  Less accumulated depreciation..................................................      30,342,000      17,845,000
                                                                                   --------------  --------------
    Total property and equipment.................................................     360,017,000     245,330,000
Intangible assets................................................................      43,659,000      31,669,000
  Less accumulated amortization..................................................       2,348,000         874,000
                                                                                   --------------  --------------
    Total intangible assets......................................................      41,311,000      30,795,000
                                                                                   --------------  --------------
    TOTAL ASSETS.................................................................  $  612,267,000  $  304,803,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........................................  $   17,291,000  $   11,059,000
  Accrued interest payable.......................................................       4,054,000       4,304,000
  Current portion of capitalized lease obligations...............................         990,000       1,492,000
                                                                                   --------------  --------------
    Total current liabilities....................................................      22,335,000      16,855,000
Long-term debt & capitalized lease obligations:
  Capitalized lease obligations..................................................       1,263,000       1,768,000
  Credit facility................................................................        --            57,574,000
  Long-term debt--Senior notes...................................................     215,000,000      90,000,000
                                                                                   --------------  --------------
    Total long-term debt & capitalized lease obligations.........................     216,263,000     149,342,000
Other long-term liabilities......................................................       3,967,000       4,846,000
Deferred income taxes............................................................      42,900,000      20,578,000
                                                                                   --------------  --------------
    TOTAL LIABILITIES............................................................     285,465,000     191,621,000
                                                                                   --------------  --------------
Stockholders' equity
  Common stock...................................................................         917,000         569,000
  Paid-in capital in excess of par...............................................     334,721,000     144,642,000
  Accumulated deficit............................................................      (8,147,000)    (31,340,000)
                                                                                   --------------  --------------
                                                                                      327,491,000     113,871,000
  Less treasury stock, at cost...................................................         689,000         689,000
                                                                                   --------------  --------------
    Total stockholders' equity...................................................     326,802,000     113,182,000
                                                                                   --------------  --------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....................................  $  612,267,000  $  304,803,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                                                         1997           1996
                                                                                     -------------  -------------
REVENUES:
  Theme park admissions............................................................  $  53,985,000  $  24,758,000
  Theme park food, merchandise, and other..........................................     66,029,000     35,651,000
                                                                                     -------------  -------------
    TOTAL REVENUES.................................................................    120,014,000     60,409,000
OPERATING COSTS AND EXPENSES:
  Operating expenses...............................................................     36,827,000     15,496,000
  Selling, general and administrative..............................................     11,944,000      6,198,000
  Costs of products sold...........................................................     15,540,000      7,392,000
  Depreciation and amortization....................................................      5,717,000      2,206,000
                                                                                     -------------  -------------
    TOTAL OPERATING COSTS AND EXPENSES.............................................     70,028,000     31,292,000
    Income from operations.........................................................     49,986,000     29,117,000
OTHER EXPENSES:
  Interest expense, net............................................................     (4,495,000)    (2,024,000)
  Other income (expense)...........................................................         18,000        (18,000)
                                                                                     -------------  -------------
    TOTAL OTHER (EXPENSES).........................................................     (4,477,000)    (2,042,000)
    Income before income taxes.....................................................     45,509,000     27,075,000
Income tax expense.................................................................     18,272,000     10,837,000
                                                                                     -------------  -------------
    NET INCOME.....................................................................  $  27,237,000  $  16,238,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
    NET INCOME APPLICABLE TO COMMON STOCK..........................................  $  27,237,000  $  16,238,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
PER SHARE AMOUNTS:
NET INCOME PER SHARE--PRIMARY......................................................  $        1.49  $        1.43
                                                                                     -------------  -------------
                                                                                     -------------  -------------
NET INCOME PER SHARE--FULLY DILUTED................................................  $        1.45  $        1.39
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Average shares outstanding--primary................................................     18,300,672     11,357,232
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Average shares outstanding--fully diluted..........................................     18,833,946     11,684,180
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                               PREMIER PARKS INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                         1997           1996
                                                                                     -------------  -------------
REVENUES:
  Theme park admissions............................................................  $  91,080,000  $  38,970,000
  Theme park food, merchandise, and other..........................................     95,666,000     50,822,000
                                                                                     -------------  -------------
      TOTAL REVENUES...............................................................    186,746,000     89,792,000
OPERATING COSTS AND EXPENSES:
  Operating expenses...............................................................     69,444,000     32,897,000
  Selling, general and administrative..............................................     29,688,000     15,363,000
  Costs of products sold...........................................................     22,072,000     10,685,000
  Depreciation and amortization....................................................     13,974,000      5,599,000
                                                                                     -------------  -------------
      TOTAL OPERATING COSTS AND EXPENSES...........................................    135,178,000     64,544,000
      Income from operations.......................................................     51,568,000     25,248,000
OTHER EXPENSES:
  Interest expense, net............................................................    (12,869,000)    (7,657,000)
  Other income (expense)...........................................................        (44,000)       (59,000)
                                                                                     -------------  -------------
      TOTAL OTHER (EXPENSES).......................................................    (12,913,000)    (7,716,000)
      Income before income taxes...................................................     38,655,000     17,532,000
Income tax expense.................................................................     15,462,000      7,020,000
                                                                                     -------------  -------------
      NET INCOME...................................................................  $  23,193,000  $  10,512,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
      NET INCOME APPLICABLE TO COMMON STOCK........................................  $  23,193,000  $   9,909,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
PER SHARE AMOUNTS:
NET INCOME PER SHARE--PRIMARY......................................................  $        1.32  $        1.24
                                                                                     -------------  -------------
                                                                                     -------------  -------------
NET INCOME PER SHARE--FULLY DILUTED................................................  $        1.29  $        1.11
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Average shares outstanding--primary................................................     17,512,552      7,979,227
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Average shares outstanding--fully diluted..........................................     18,045,828      9,438,644
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                       1997             1996
                                                                                  ---------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income....................................................................  $    23,193,000  $   10,512,000

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.................................................       13,974,000       5,599,000
  Amortization of debt issuance costs...........................................        1,443,000         523,000
  Increase in accounts receivable...............................................      (14,696,000)     (7,444,000)
  Deferred income taxes.........................................................       15,226,000       6,993,000
  Increase in inventories and prepaid expenses..................................       (1,420,000)       (110,000)
  Decrease (increase) in deposits and other assets..............................        4,112,000      (2,858,000)
  Increase (decrease) in accounts payable, accrued and other liabilities........        2,339,000        (221,000)
  Decrease in accrued interest payable..........................................         (250,000)     (2,772,000)
                                                                                  ---------------  --------------
    Total adjustments...........................................................       20,728,000        (290,000)
                                                                                  ---------------  --------------
    Net cash provided by operating activities...................................       43,921,000      10,222,000
                                                                                  ---------------  --------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment...........................................     (108,166,000)    (29,290,000)
  Acquisition of theme park, net of cash acquired...............................      (21,376,000)       --
  Other investments.............................................................        --                (38,000)
                                                                                  ---------------  --------------
    Net cash used in investing activities.......................................     (129,542,000)    (29,328,000)
                                                                                  ---------------  --------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...................................................      (66,081,000)       (938,000)
  Proceeds from borrowings......................................................      132,500,000        --
  Net cash proceeds from issuance of common stock...............................      189,427,000      65,151,000
  Payment of debt issuance costs................................................       (5,117,000)       (128,000)
                                                                                  ---------------  --------------
    Net cash provided by financing activities...................................      250,729,000      64,085,000
                                                                                  ---------------  --------------
    Increase in cash and cash equivalents.......................................      165,108,000      44,979,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        4,043,000      28,787,000
                                                                                  ---------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $   169,151,000  $   73,766,000
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

                               PREMIER PARKS INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

    Results of operations for the nine month and three month periods ended September 30, 1997 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

    On November 19, 1996, the Company acquired all of the interests in two partnerships which owned substantially all of the assets used in the operation of the two Waterworld/USA water parks for an aggregate cash purchase price of approximately $17,250,000, of which $862,500 was placed in escrow to

                               PREMIER PARKS INC.

                               SEPTEMBER 30, 1997

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

    The accompanying financial statements for the nine months ended September 30, 1997 reflect the results of these acquisitions from January 1, 1997 or, in the case of Riverside Park, its acquisition date. The accompanying financial statements for the three months ended September 30, 1997 reflect the results of these acquisitions for the entire period. The accompanying historical financial statements for the three month and nine month periods ended September 30, 1996 do not reflect the results of these acquisitions. (The parks included in all of these acquisitions are referred to herein as the "Acquired Parks".)

    The following is the summarized pro forma results of operations for the nine months ended September 30, 1996. (They include the results of Riverside Park for a full nine months.)

                                  THE COMPANY

              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                                           COMPANY
                                                 HISTORICAL   HISTORICAL      COMBINED      PRO FORMA     PRO FORMA
                                                  PREMIER   ACQUIRED PARKS     COMPANY     ADJUSTMENTS   (UNAUDITED)
                                                 ---------  ---------------  -----------  -------------  -----------
Revenue:
  Theme park admissions........................  $  38,970     $  34,062      $  73,032     $  --         $  73,032
  Theme park food, merchandise and other.......     50,822        30,453         81,275           300        81,575
                                                 ---------       -------     -----------  -------------  -----------
    Total......................................     89,792        64,515        154,307           300       154,607

Operating costs and expenses:
  Operating expenses...........................     32,897        23,204         56,101          (350)       54,376
                                                                                               (1,375)
  Selling, general and administrative..........     15,363        17,035         32,398        (4,513)       27,885
  Costs of products sold.......................     10,685         9,448         20,133        --            20,133
  Depreciation and amortization................      5,599        13,028         18,627        (7,832)       10,795
                                                 ---------       -------     -----------  -------------  -----------
    Total......................................     64,544        62,715        127,259       (14,070)      113,189

Income from operations.........................     25,248         1,800         27,048        14,370        41,418

Other income (expense):
  Interest expense, net........................     (7,657)       (4,624)       (12,281)        1,160       (11,121)
  Other income (expense).......................        (59)         (284)          (343)          125          (218)
                                                 ---------       -------     -----------  -------------  -----------
    Total......................................     (7,716)       (4,908)       (12,624)        1,285       (11,339)

Income (loss) before income taxes..............     17,532        (3,108)        14,424        15,655        30,079

Income tax expense (benefit)...................      7,020         1,131          8,151         4,149        12,300
                                                 ---------       -------     -----------  -------------  -----------

    Net income (loss)..........................  $  10,512     $  (4,239)     $   6,273     $  11,506     $  17,779
                                                 ---------       -------     -----------  -------------  -----------
                                                 ---------       -------     -----------  -------------  -----------

Net income (loss) applicable to common stock...  $   9,909     $  (4,451)     $   5,458     $  10,321     $  15,779

Net income (loss) per common share.............  $    1.24                                                $    1.35

Weighted average shares........................  7,979,000                                               11,702,000

EBITDA(1)......................................  $  30,848     $  14,544      $  45,392     $   6,663     $  52,055

------------------------
(1) EBITDA is defined as earnings from continuing operations before interest expense, net, income tax expense (benefit), depreciation and amortization, minority interest and equity in loss of partnership. The Company has included information concerning EBITDA because it is used by certain investors as a measure of the Company(1)s ability to service and/or incur debt. EBITDA is not required by GAAP and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company(1)s operating performance. This information should be read in conjunction with the Statements of the Cash Flows contained in the financial statements included elsewhere herein.

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

    The indenture under which the 1995 Notes were issued was amended on January 21, 1997, in contemplation of the Company's January 1997 senior debt and equity offerings. The indenture places

                                  THE COMPANY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

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

    (b) In connection with the acquisitions described in Note 3, in October 1996 the Company entered into a senior secured credit facility (the "Credit Facility") with a syndicate of lenders. The Credit Facility had an aggregate availability of $115,000,000. Interest rates per annum under the Credit Facility were equal to a base rate equal to the higher of the Federal Funds Rate plus % or the prime rate of Citibank N.A., in each case plus the Applicable Margin (as defined thereunder) or the London Interbank Offered Rate plus the Applicable Margin. The Credit Facility contained restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility required that the Company comply with certain specified financial ratios and tests.

    On January 31, 1997, the Company and the lenders agreed to amend the Credit Facility. Under the amendments, $30,000,000 is available as a revolving credit facility, which will remain in place through December 31, 2001 (without reduction prior to that date). The balance of the facility was converted into an $85,000,000 reducing revolving credit facility. This portion of the facility will be available to fund acquisitions and make capital improvements. The amount available under this portion of the facility will reduce to $75,000,000 on December 31, 1999, to $45,000,000 on December 31, 2000, and will mature on December 31, 2001. Borrowings under the amended Credit Facility are secured by substantially all the assets of the Company and its subsidiaries (other than real estate) and are guaranteed by the Company's operating subsidiaries. The restrictive covenants are essentially the same as those of the original October 1996 Credit Facility. No amounts were outstanding under this Credit Facility as of September 30, 1997.

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating revenues:

    Operating revenues were $186.7 million in the nine months ended September 30, 1997 compared to $89.8 million actual operating revenues and $154.3 million actual combined operating revenues (including the revenues of the Acquired Parks), in the first nine months of 1996. The aggregate $32.4 million (21.0%) increase in operating revenues over actual combined results for the 1996 period includes an $18.0 million (24.7%) increase in admissions revenue and a $14.4 million (17.7%) increase in food, merchandise and other revenues. This revenue increase is primarily attributable to a 17.4% increase (1.2 million) in combined attendance at the Company's eleven parks in the 1997 period, and a 3.1% increase in per capita spending over the prior year period, as well as an increase in sponsorship revenue.

Operating expenses:

    Operating expenses increased during the first nine months of 1997 to $69.4 million from $32.9 million actual operating expenses and $56.1 million actual combined operating expenses (including the expenses of the Acquired Parks) in the first nine months of 1996. This $13.3 million (23.8%) increase from actual combined operating expenses for the 1996 period consists of a $5.1 million increase (15.5%) at the six parks owned by the Company during its 1996 season and an $8.2 million increase (35.4%) at the Acquired Parks. These increases primarily reflect increased staffing levels to accommodate the increased attendance levels, increased wage rates, increased repairs and maintenance, increased utility expenses for new attractions and other miscellaneous increases.

Selling, general and administrative:

    Selling, general and administrative expenses were $29.7 million for the nine months ended September 30, 1997, an increase from $15.4 million actual for the nine months ended September 30, 1996, but a decrease from $32.4 million actual combined (including the Acquired Parks) for the nine months ended September 30, 1996. Selling, general and administrative expenses at the six parks owned by the Company for the 1996 period (including corporate) increased by $1.6 million in the 1997 period, primarily reflecting increased personnel and advertising costs, offset by a decrease in insurance expense. Selling, general and administrative expenses at the Acquired Parks decreased by $4.3 million, notwithstanding increases in marketing expenses, as a result of significant savings in personnel, insurance, professional services and other areas.

Costs of products sold:

    Costs of products sold increased from $10.7 million actual and $20.1 million actual combined (including the Acquired Parks) for the first nine months of 1996 to $22.1 million for the first nine months of 1997. These increases primarily relate to increased sales of merchandise, food and related items.

Depreciation and Interest expense:

    Depreciation and amortization expense increased from $5.6 million actual in 1996 to $14.0 million actual in 1997, primarily as a result of the recognition of depreciation and amortization expense from the Acquired Parks and the ongoing capital program at the Company's theme parks. Interest expense, net

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) increased from $7.7 million to $12.9 million as a result of interest on the 1997 Notes and amortization of costs incurred in connection with the 1997 Notes and the Credit Facility.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating revenues:

    Operating revenues were $120.0 million in the three month period ended September 30, 1997 compared to $60.4 million actual in the three month period ended September 30, 1996. Of this $59.6 million increase, $53.5 million is attributable to revenues generated by the Acquired Parks whose results are not included for 1996, and $6.1 million is attributable to an increase at the Company's original six parks, due principally to an increase in attendance over the same prior-year period.

Operating expenses:

    Operating expenses increased during the three months ended September 30, 1997 from $15.5 million in 1996 to $36.8 million. Of this $21.3 million increase, $17.9 million relates directly to expenses incurred by the Acquired Parks whose results are not included for 1996 and $3.4 million is related to the Company's original six parks, principally arising from increased salary and wage expense, increased repair and maintenance and costs associated with new attractions.

Selling, general and administrative:

    Selling, general and administrative expenses increased from $6.2 million in the three months ended September 30, 1996 to $11.9 million during the three months ended September 30, 1997. Of this increase, $4.7 million relates to costs incurred by the Acquired Parks which were not included in 1996 and $1.0 million relates to costs incurred at the Company's original six parks.

Costs of products sold:

    Costs of products sold increased from $7.4 million for the three months ended September 30, 1996 to $15.5 million for the three months ended September 30, 1997. Of this $8.1 million increase, $7.5 million relates to costs incurred at the Acquired Parks, and $0.6 million is attributable to the operations of the Company's original six parks, all as a result of increased volume.

Depreciation and interest expense:

    Depreciation and amortization expense increased $3.5 million primarily as a result of the recognition of depreciation and amortization expense from the Acquired Parks and to a lesser extent as a result of the ongoing capital program at the Company's theme parks. Interest expense, net increased $2.5 million as a result of interest on the 1997 Notes and amortization of costs incurred in connection with the 1997 Notes and the Credit Facility.

                  LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

    At September 30, 1997, the Company's indebtedness (including capitalized leases) aggregated $217.3 million, of which approximately $1.0 million matures prior to September 30, 1998. The Company anticipates repaying current indebtedness from funds generated from operations.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    During the nine months ended September 30, 1997, the Company generated net cash of $43.9 million from operating activities. Net cash used in investing activities in the first nine months of 1997 increased to $129.5 million, which consisted of capital expenditures at the Company's parks (including Marine World, a California marine and wildlife park managed by the Company) and the February 1997 acquisition of Riverside Park in Massachusetts. The Company generated $250.7 million of net cash from financing activities in the nine months ended September 30, 1997, mainly from the proceeds from the issuance of the 1997 Notes and from the sale of 6,900,000 shares of Company Common Stock, both of which occurred in January 1997. A total of $65.2 million of these proceeds was used to pay down in full amounts which had been drawn under the October 1996 Credit Facility.

    On June 2, 1997, a slide collapse occurred at the Company's Concord, California water park, resulting in the park's closure for a period of twelve days. The park re-opened with the approval of the City of Concord on June 14, 1997. Although the collapse and the resulting closure had an adverse impact on that park's operating performance for 1997, the performance of the Company's other parks have more than compensated for this park's lesser contribution. The Company also expects to recover under its business interruption insurance for all or a substantial part of this shortfall. In addition, the Company believes that its liability insurance coverage should be more than adequate to provide for any personal injury liability which may ultimately be found to exist in connection with the collapse.

    In September 1997, the Company agreed to purchase all of the ownership interests in an entity which owned at closing substantially all of the assets used in the operation of Kentucky Kingdom--The Thrill Park in Louisville, Kentucky for a purchase price of $64 million, payable in cash and stock. The acquisition was consummated on November 7, 1997. The Company funded the cash portion of the purchase price (approximately $59 million) from existing cash and issued 121,679 shares of its common stock in connection therewith.

    The Company expects that its currently available cash and funds available from borrowing facilities will be adequate to meet currently anticipated working capital and debt service requirements, to fund any additional acquisitions which it may make, and to fund planned capital expenditures for the 1998 season at its existing parks as well as at additional parks it may acquire.

                           PART II--OTHER INFORMATION

ITEMS 1-5

    Not applicable

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

    10.1 Stock Purchase Agreement, dated September 26, 1997, among the Company, Kentucky Kingdom, Inc., Hart-Lundsford Enterprises, LLC and Edward J. Hart (schedules and exhibits intentionally omitted).

    10.2 Employment Agreement, dated November 7, 1997, between the Company and Edward J. Hart.

    27. Financial Data Schedule

(b)  REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PREMIER PARKS INC.
                                     -----------------------------------------
                                                    (Registrant)

                                                /s/ KIERAN E. BURKE
                                     -----------------------------------------
                                                  Kieran E. Burke
                                                    Chairman/CEO

                                              /s/ JAMES F. DANNHAUSER
      November 12, 1997              -----------------------------------------
------------------------------                  James F. Dannhauser
             Date                             Chief Financial Officer