Form 10-K
period 1997-12-31
PREMIER PARKS INC
filed 1998-03-23
CIK 701374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO

                         Commission File Number: 0-9789
                            ------------------------
                               PREMIER PARKS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                             73-6137714
    (State or other jurisdiction of       (I.R.S. Employer Identification
     incorporation or organization)                     No.)

       11501 NORTHEAST EXPRESSWAY
        OKLAHOMA CITY, OKLAHOMA                        73131
(Address of principal executive offices)             (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (405) 475-2500

            SECURITIES REGISTERED PURSUANT TO SEC. 12(B) OF THE ACT:

                SHARES OF COMMON STOCK, PAR VALUE $.05 PER SHARE
               RIGHTS TO PURCHASE SERIES A JUNIOR PREFERRED STOCK

                                (Title of class)

         SECURITIES REGISTERED PURSUANT TO SEC. 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      / /

    State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

    Approximately $746,170,000 as of March 16, 1998 (based on the last sales price on such date as reported on the New York Stock Exchange). See "Item 5. -- Market for the Registrant's Common Equity and Related Stockholder Matters."

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest most practicable date:

    The number of shares of Common Stock of the Registrant outstanding as of March 16, 1998 was 18,873,111 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in June 1998, which will be filed by the Registrant within 120 days after the close of its 1997 fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    The Company(1) is a leading U.S. theme park company which, at December 31, 1997, operated thirteen regional parks. Based on 1997 attendance of approximately eleven million visitors at these parks, the Company is the fourth largest regional park operator. The Company's total revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve months ended December 31, 1997 was approximately $193.9 million and $61.3 million, respectively. Premier expects to acquire in March 1998 approximately 50% of the outstanding capital stock of Walibi, which owns six theme parks and two smaller attractions in Europe. Walibi's operations had combined 1997 attendance of approximately 3.5 million. Following this acquisition the Company will commence a tender offer for the remaining capital stock of Walibi. On February 9, 1998, Premier entered into an agreement to acquire all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC"). SFEC, through it subsidiaries, operates eight "Six Flags" branded regional theme parks, as well as three separately gated water parks and a wildlife safari park, with aggregate 1997 attendance of approximately 22.2 million. The Company expects to close the acquisition of SFEC in April 1998. See "-- Recent Developments."

    The Company's thirteen parks at December 31, 1997, were located in geographically diverse markets across the United States with concentrated populations. During the 1997 operating season, the eleven parks then owned by the Company drew, on average, approximately 82% of their patrons from within a 100-mile radius, with approximately 35.7% of visitors utilizing group and other pre-sold tickets and approximately 20.6% utilizing season passes. Each of the Company's parks is individually themed and provides a complete family-oriented entertainment experience. The Company's theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets.

    Since current management assumed control in 1989, the Company has acquired twelve parks (including its leasehold and management interests in Marine World, but excluding the parks to be acquired in the Walibi acquisition and the SFEC acquisition) and has achieved significant internal growth. During the year ended December 31, 1997, the eleven parks owned by the Company during the 1997 season achieved same park growth in attendance, revenue and park-level operating cash flow (representing all park operating revenues and expenses without depreciation and amortization or allocation of corporate overhead or interest expense) of 17.3%, 21.3% and 59.5%, respectively, as compared to 1996.

DESCRIPTION OF PARKS

    ADVENTURE WORLD

    Adventure World is a combination theme and water park located in Largo, Maryland, approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland. The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.6 million

------------------------
(1) As used in this Report, unless the context requires otherwise, the terms (i) the "1996 Acquisitions" refers to the acquisitions of Elitch Gardens, The Great Escape, Waterworld Sacramento and Waterworld Concord (together, the "Waterworld Parks") and Riverside Park, (ii) the "1997 Acquisitions" refers to the acquisition of Kentucky Kingdom--The Thrill Park in Louisville, Kentucky ("Kentucky Kingdom"), the proposed acquisition of all of the outstanding capital stock of Walibi S.A. ("Walibi") assuming successful completion of the Walibi Tender Offer (as defined herein), as well as the Company's management contract, lease and purchase option with respect to Marine World Africa USA in Vallejo, California ("Marine World") and (iii) "Company" or "Premier" refers to Premier Parks Inc. and its consolidated subsidiaries.

people within 50 miles and 10.9 million people within 100 miles. Based on a copyrighted 1996-97 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 7 and number 23 DMAs in the United States, respectively. Based upon in-park surveys, approximately 87% of the visitors to Adventure World in 1997 resided within a 50-mile radius of the park, and 92% resided within a 100-mile radius.

    The Company owns a site of 515 acres, with 115 acres currently used for park operations. The remaining 400 acres, which are fully zoned for entertainment and recreational uses, provide the Company with ample expansion opportunity, as well as the potential to develop complementary operations, such as an amphitheater.

    Adventure World's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Adventure World.

    DARIEN LAKE & CAMPING RESORT

    Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 38th largest theme park in the United States based on 1997 attendance of 1.4 million. Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and 3.1 million with 100 miles. The Buffalo, Rochester and Syracuse markets are the number 40, number 75 and number 72 DMAs in the United States, respectively. Based upon in-park surveys, approximately 62% of the visitors to Darien Lake in 1997 resided within a 50-mile radius of the park, and 79% resided within a 100-mile radius.

    The Darien Lake property consists of approximately 1,000 acres, including 144 acres for the theme park, 242 acres of campgrounds and 593 acres of agricultural, undeveloped and water areas. Darien Lake also has a 20,000 seat amphitheater. Following the 1995 season, the Company entered into a long-term arrangement with a national concert promoter to realize the cash flow potential of the amphitheater. As a result, since it acquired the park, the Company has realized substantial increases in revenues earned from concerts held at the facility.

    Adjacent to the Darien Lake theme park is a camping resort owned and operated by the Company with 1,180 developed campsites, including 330 recreational vehicles (RV's) available for daily and weekly rental. In addition, there are 500 other campsites available for tenting. Darien Lake is one of the few theme parks in the United States which offers a first class campground adjacent to the park. The campground is the fifth largest in the United States. In 1997, approximately 310,000 people used the Darien Lake campgrounds. The Company believes that substantially all of the camping visitors use the theme park. The Company is constructing an economy motel at the site for the 1998 season to supplement the campgrounds.

    Darien Lake's principal competitor is Wonderland Park located in Toronto, Canada, approximately 125 miles from Darien Lake. In addition, Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities.

    ELITCH GARDENS

    Elitch Gardens is a combination theme and water park located on approximately 60 acres in the downtown area of Denver, Colorado, next to Mile High Stadium and McNichols Arena, and close to Coors Field. Based on 1997 attendance of 1.5 million, Elitch Gardens is the 37th largest theme park in the United States. The park's primary market includes the greater Denver area, as well as most of central Colorado.

This market provides the park with a permanent resident population base of approximately 2.4 million people within 50 miles of the park and approximately
3.3 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Based upon in-park surveys, approximately 54% of the visitors to Elitch Gardens in 1997 resided within a 50-mile radius of the park, and 78% resided within a 100-mile radius.

    A park in Denver under the name of "Elitch Gardens" has been in continuous operation for over 100 years. During 1994 and 1995, the park was relocated from its smaller location on the north side of Denver to its current location in downtown Denver. The park was constructed at a cost of $100.0 million (including land and equipment, as well as extensive infrastructure). The park was reopened in 1995. Management believes that the park, as constructed, did not have sufficient marketable rides and attractions to achieve its attendance potential. In addition, prior to its acquisition in 1996, the park lacked theming and landscaping, as well as creative marketing. Elitch Gardens has no significant direct competitors.

    FRONTIER CITY

    Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.1 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 43 and number 58 DMAs in the United States, respectively. Based upon in-park surveys, approximately 63% of the visitors to Frontier City in 1997 resided within a 50-mile radius of the park, and 69% resided within a 100-mile radius.

    The Company owns a site of approximately 90 acres, with 60 acres currently used for park operations. The remaining 30 acres provide the Company with the potential to develop complementary operations, such as campgrounds or an amphitheater. Frontier City's only significant competitor is Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

    GEAUGA LAKE

    Geauga Lake is a combination theme and water park, and is the 40th largest theme park in the United States based on 1997 attendance of 1.3 million. Geauga Lake is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and 7.4 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 13, number 97 and number 19 DMAs in the United States, respectively. Based upon in-park surveys, approximately 44% of the visitors to Geauga Lake in 1997 resided within a 50-mile radius of the park, and 76% resided within a 100-mile radius.

    The 257-acre property on which Geauga Lake is situated includes a 55-acre spring-fed lake. The theme park itself presently occupies approximately 116 acres. There are approximately 87 acres of undeveloped land (of which approximately 30 acres have the potential for further development).

    Geauga Lake's principal competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from Geauga Lake. There are also three small water parks within a 50-mile radius of Geauga Lake, and Sea World, a marine park, is located on the other side of Geauga Lake. While Sea World does, to some extent, compete with Geauga Lake, it is a complementary attraction, and many patrons visit both facilities. In that regard, the Company and Sea World conduct joint marketing programs in outer market areas, involving joint television advertising of combination passes. In addition, combination tickets are sold at each park.

    THE GREAT ESCAPE

    The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. Official statistics indicate that the area had a visitor population of over 7.5 million people in 1995, of which over 3.5 million were overnight visitors, with an average length of stay of 4.3 days. This market provides the park with a permanent resident population base of approximately 800,000 people within 50 miles of the park and 3.3 million people within 100 miles. The Albany market is the number 52 DMA in the United States. Based upon in-park surveys, approximately 41% of the visitors to The Great Escape in 1997 resided within a 50-mile radius of the park, and 69% resided within a 100-mile radius.

    The Great Escape is located on a site of approximately 335 acres, with 100 acres currently used for park operations. Approximately 30 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Riverside Park, the Company's park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

    KENTUCKY KINGDOM

    In November 1997, the Company acquired all of the membership interests of the limited liability company that owns substantially all of the assets used in the operation of Kentucky Kingdom, a combination theme and water park located in Louisville, Kentucky, for an aggregate purchase price of $64.0 million, of which approximately $4.8 million was paid by delivery of 121,671 shares of Common Stock, with the balance paid in cash and by the assumption of liabilities. Depending upon the level of revenues at Kentucky Kingdom during each of the 1998-2000 seasons, the Company may be required to issue additional shares of Common Stock to the seller.

    Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky State Fair in Louisville, Kentucky, of which approximately 38 acres are leased under ground leases with terms (including renewal options) expiring in 2049, with the balance owned by the Company. Based on 1997 attendance of 1.1 million, Kentucky Kingdom was the 47th largest theme park in the United States. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.4 million people within 50 miles and 4.6 million people within 100 miles. The Louisville and Lexington markets are the number 50 and number 67 DMAs in the United States.

    The Company believes that, although Kentucky Kingdom is outfitted with a large number of rides and has a solid attendance base, the park has suffered from limited available funds for investment and a lack of revenue outlets. Premier intends to spend approximately $10 million prior to the 1998 season to add two major new attractions and to upgrade the quality and quantity of the merchandise outlets and restaurants. The Company also intends to implement more professional and creative marketing, sales and promotional programs. Kentucky Kingdom's only significant direct competitor is Paramount's Kings Island and The Beach, located in Cincinnati, Ohio, approximately 100 miles from the park.

    MARINE WORLD

    Marine World, a theme park which has historically featured primarily marine mammals and exotic land animals, is the 47th largest theme park in the United States, based on 1997 attendance of 1.1 million. Marine World is located in Vallejo, California, approximately 32 miles from San Francisco, 22 miles from Oakland and 57 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.4 million people within 50 miles and 10.0 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 20 DMAs in the

United States, respectively. Based upon in-park surveys, approximately 50% of the visitors to Marine World in 1997 resided within a 50-mile radius of the park, and 78% resided within a 100-mile radius.

    In April 1997, the Company became manager of Marine World, pursuant to which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In November 1997, the Company exercised an option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). The Company intends to expand the park's entertainment component by adding theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. Premier is entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. The Company is currently implementing the first phase of the expansion of the entertainment component at Marine World. The Company also has an option to purchase the entire site commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52.0 million at February 2002) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow). The Company currently expects to exercise this purchase option when it becomes exercisable.

    Marine World currently consists of 105 acres comprised of various presentation stadiums, animal habitats, visitor walkways, parking, concession and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care of over 50 marine mammals, 600 land animals, over 70 sharks and rays, birds and reptiles, over 2,600 tropical and cold water fish and marine invertebrates, and 500 butterflies, all featured in a variety of exhibits and participatory attractions.

    Since taking over the management of Marine World in April 1997, the Company has stabilized the park's performance by reducing operating expenses, shortening the operating season, and beginning to expand the park's entertainment component by adding a themed children's area with children's rides called "Popeye's Seaport" and the DinoSphere TurboRide, a ride simulation theatre. The Company expects to invest between $35-$40 million at Marine World for the 1998 season to add fourteen new rides, including a boomerang steel roller coaster, a river rapids ride and a shoot-the-chute giant splash ride.

    Marine World's principal competitors are Underwater World at Pier 39 in San Francisco, Great America in Santa Clara and Outer Bay at Monterey Bay Aquarium. These parks are located approximately, 30, 60 and 130 miles from Marine World, respectively. In addition, plans for Hecker Pass, a new theme park in Gilroy, California (approximately 100 miles from Marine World) are under development. If developed, the Company believes that the park would not be operational for at least two years.

    RIVERSIDE PARK

    On February 5, 1997, the Company acquired all of the outstanding common stock of the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of $22,200,000 ($1,000,000 of which was paid through issuance of 32,129 shares of the Company's common stock). Riverside Park is a combination theme park and motor speedway, located off Interstate 91 near Springfield, Massachusetts, approximately 95 miles west of Boston. Riverside Park's primary market includes Springfield and western Massachusetts, and Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. Based on 1997 attendance of over 1.2 million, Riverside Park is the 43rd largest theme park in the United States. This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles and 14.7 million people within 100 miles. Based upon in-park surveys, approximately 63% of the visitors to Riverside Park in 1997 resided within a 50-mile radius of the park, and 95% resided within a 100-mile radius. Springfield, Hartford/New Haven and Boston are the number 103, number 27 and number 6 DMAs in the United States.

    Riverside Park is comprised of approximately 160 acres, with 118 acres currently used for park operations, 12 acres for a picnic grove and approximately 30 undeveloped acres. Riverside Park's

Speedway is a multi-use stadium which includes a one-quarter mile
NASCAR-sanctioned short track for automobile racing which can seat 6,200 for speedway events and 15,000 festival style for concerts.

    Riverside Park's most significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Riverside Park. Lake Compounce had not been in regular full-service operation for several years. However, the prior owner of the park entered into a joint venture relationship in 1996 with an established park operator, and the park has received a substantial investment of private and public funds and did operate in the 1997 season. To a lesser extent, Riverside Park competes with The Great Escape, the Company's park located in Lake George, New York, approximately 150 miles from Riverside Park.

    WATERWORLD PARKS

    The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/ Sacramento) and one family entertainment center (Paradise Island).

    Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park's primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population base of approximately 6.8 million people within 50 miles of the park and 10.0 million people within 100 miles. The San Francisco Bay market is the number 5 DMA in the United States. Based upon in-park surveys, approximately 94% of the visitors in 1997 resided within a 50-mile radius of the park, and 97% resided within a 100-mile radius.

    Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. Also located on the fair grounds is Paradise Island, the Company's family entertainment center. The facilities' primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 2.7 million people within 50 miles of the park and 9.7 million people within 100 miles. The Sacramento market is the number 20 DMA in the United States. Based upon in-park surveys, approximately 80% of the visitors in 1997 resided within a 50-mile radius of the park, and 96% resided within a 100-mile radius.

    Both facilities are leased under long-term ground leases. The Concord site includes approximately 29 acres, with 24 acres currently used for park operations. The Sacramento facility is located on approximately 20 acres, all of which is used for the park and the family entertainment center. Concord's only significant direct competitor is Raging Waters located in San Jose, approximately 100 miles from that facility. Sacramento's only significant competitor is Sunsplash located in northeast Sacramento, approximately 40 miles from that facility.

    WHITE WATER BAY

    White Water Bay is a tropical themed water park situated on 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park is the 15th largest water park in the United States based on 1997 attendance of approximately 316,000. The park's primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 43 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.1 million people within 100 miles. Based upon in-park surveys, approximately 80% of the visitors to White Water Bay in 1997 resided within a 50-mile radius of the park, and 87% resided within a 100-mile radius. White Water Bay has no direct competitors.

    WYANDOT LAKE

    Wyandot Lake, a water park that also offers "dry" rides, is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property sub-leased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.0 million people within 50 miles of the park and approximately 6.4 million people within 100 miles. The Columbus market is the number 34 DMA in the United States. Based on in-park surveys, approximately 85% of the visitors to Wyandot Lake in 1997 resided within a 50-mile radius of the park, and 93% resided within a 100-mile radius.

    The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 1998, but the Company expects to exercise the first of its two five-year renewal options. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

    Wyandot Lake's direct competitors are Paramount's Kings Island and The Beach, each located in Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

MARKETING AND PROMOTION

    The Company attracts visitors through local oriented multi-media marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. Marketing programs are supervised by the Company's Vice President for Marketing, with the assistance of the Company's senior management and its national advertising agency.

    The Company also develops partnership relationships with well-known national and regional consumer goods companies and retailers to supplement its advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. The Company has also arranged for popular local radio and television programs to be filmed or broadcast live from its parks.

    Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance, representing over 35.7% of aggregate attendance in 1997 at the eleven parks owned during that season. Each park has a group sales and pre-sold ticket manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls. Historically, Premier has been successful in substantially increasing group sales and pre-sold tickets at its existing and acquired parks.

    The Company has also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. The increased in-park spending which results from season passes is not offset by incremental operating expenses, since such expenses are relatively fixed during the operating season. During 1997, 20.6% of visitors to the Company's eleven parks then owned utilized season passes.

    A significant portion of the Company's attendance is attributable to the sale of discount admission tickets. The Company offers discounts on season and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, since such expenses are relatively fixed during the operating season. In 1997, approximately 72% of patrons at the Company's eleven parks then owned were admitted at a discount rate and, for the year ended December 31, 1997, approximately 44.7% of the Company's revenue was attributable to in-park spending (in-park spending does not include admissions, sponsorship revenue or other income).

    The Company also implements promotional programs as a means of targeting specific market segments and geographic locations not reached through its group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through direct mail, telemarketing, direct response media, sponsorship marketing and targeted multi-media programs. The special promotional offers are usually for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket, such as combination tickets with a complementary location.

PARK OPERATIONS

    The Company currently operates in geographically diverse markets in the United States and, after completing the Walibi acquisition, in Europe. Each of the Company's parks is operated to the extent practicable as a separate operating division of the Company in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of the Company's regional executives (each of whom reports to its Chief Operating Officer) and is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

    Each of the Company's parks is managed by a full-time, on-site management team under the direction of the general manager. Each such management team includes senior personnel responsible for operations and maintenance, marketing and promotion, human resources and merchandising. Park management compensation structures are designed to provide incentives (including stock options and cash bonuses) for individual park managers to execute the Company's strategy and to maximize revenues and operating cash flow at each park. The Company's ten general managers at December 31, 1997 had an aggregate of approximately 210 years experience in the industry, including approximately 85 years at parks owned or operated by Premier.

    The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the Company's parks are open during weekends prior to and following their daily seasons, primarily as a site for theme events (such as Hallowscream and Oktoberfest). Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee. The Company's family entertainment center is open year-round and does not charge an admission price.

CAPITAL IMPROVEMENTS

    The Company regularly makes capital investments in the development and implementation of new rides and attractions at its parks. The Company purchases both new and used rides. In addition, the Company rotates rides among its parks to provide fresh attractions. The Company believes that the introduction of new rides is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, the Company generally adds theming to acquired parks and enhances the theming and landscaping of its existing parks in order to provide a complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides are expensed as incurred and therefore are not included in capital expenditures.

    The Company's level of capital expenditures are directly related to the optimum mix of rides and attractions given park attendance and market penetration. These targeted expenditures are intended to drive significant attendance growth at the parks and to provide an appropriate complement of entertainment value, depending on the size of a particular market. As an individual park begins to reach an appropriate attendance penetration for its market, management generally plans a new ride or attraction every three to four years in order to enhance the park's entertainment product.

MAINTENANCE AND INSPECTION

    The Company's rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks as well as regular maintenance and are made through both visual inspection of the ride and test operation. Senior management of the Company and the individual parks evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. At March 1, 1998, the Company had approximately 125 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

    In addition to the Company's maintenance and inspection procedures, the Company's liability insurance carrier performs an annual inspection of each park and all attractions and related maintenance procedures. The result of insurance inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. State inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are also subject to inspections by local fire marshals and health and building department officials. Furthermore, the Company uses Ellis & Associates as water safety consultants at its parks in order to train life guards and audit safety procedures.

INSURANCE

    The Company maintains insurance of the type and in amounts that it believes are commercially reasonable and that are available to businesses in its industry. The Company maintains multi-layered general liability policies that provide for excess liability coverage of up to $25.0 million per occurrence. By virtue of self-insured retention limits, the Company is required to pay the first $50,000 of loss per occurrence. The Company also maintains fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in its industry. The fire and extended coverage policies insure the Company's real and personal properties (other than land) against physical damage resulting from a variety of hazards.

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

SEASONALITY

    The operations of the Company are highly seasonal, with more than 80% of park attendance occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are collected in the second and third quarters of each year.

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

    At the closing of the Company's acquisition of Elitch Gardens, PSC and Trillium Corporation (successor-in-interest to Burlington Northern Railroad) consented to the assignment to Premier by the prior owner of its rights under an allocation agreement (the "Allocation Agreement"). Under the Allocation Agreement, PSC and Trillium agreed to pay for 25 years, commencing in 1994, all Contamination Expenses (as defined) with respect to the site, except that Premier will be responsible, under certain circumstances, for a maximum of $100,000 of such Contamination Expenses and, in all cases, for the costs of groundwater monitoring required under the Consent Agreement. The Company does not anticipate that it will be required to incur any material costs in connection with the environmental condition of this site.

EMPLOYEES

    At March 1, 1998, the Company employed approximately 712 full-time employees, and the Company employed approximately 10,430 seasonal employees during the 1997 operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

    Commencing April 1997, the Company became the manager of Marine World. Certain of the employees at that park are currently subject to a labor agreement with a local chapter of a national union that expires in January 2000. The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

RECENT DEVELOPMENTS

    WALIBI

    In December 1997, the Company entered into an agreement with three of the principal stockholders of Walibi, pursuant to which the Company expects to purchase in March 1998 approximately 50% of the outstanding capital stock of Walibi (the "Private Acquisition"). Following the closing of the Private Acquisition, the Company will commence a "public takeover bid," as defined and regulated under Belgian law (the "Walibi Tender Offer"), for the remainder of the outstanding capital stock of Walibi.

    Walibi is a corporation (societe anonyme) organized under the laws of Belgium. Walibi's stock is currently traded on the Official Market of the Brussels Stock Exchange. It owns six theme parks (the "Walibi Parks"), two located in Belgium, one in The Netherlands and three in France, as well as two smaller attractions in Belgium. Walibi's operations had combined 1997 attendance of approximately 3.5 million.

    The transaction values Walibi at approximately $139.5 million (at the exchange rate of Belgian Francs ("BEF") 37.065 to US$1 on December 31, 1997), based on a multiple of seven times Walibi's 1997 EBITDA. This amount includes the assumption or refinancing of Walibi net indebtedness (total debt less cash and cash equivalents) which aggregated approximately $54.3 million at December 31, 1997. As a result, the aggregate consideration to be paid by the Company for the outstanding stock of Walibi (assuming the Company acquires 100% of the outstanding Walibi capital stock pursuant to the Walibi Tender Offer) will be $85.2 million (based on the year-end exchange rate). The purchase price in the Private Acquisition will be paid 80% in cash in BEF and 20% in Premier Common Stock (approximately 228,000 shares). Shares of Premier Common Stock issuable in the Private Acquisition will not be registered under the Securities Act of 1933 and are subject to a "lock-up" agreement until 41 days after the consummation of the Private Acquisition. The consideration offered in the Walibi Tender Offer will be payable at the election of the holders of Walibi capital stock (i) in cash only or (ii) in cash and shares of Premier Common Stock in the same ratio as the Private Acquisition. The Company will fund the cash portion of the purchase price of the Walibi acquisition (as well as the refinancing of certain indebtedness of Walibi) from borrowings under a $300.0 million senior secured credit facility (the "Premier Credit Facility") entered into by Premier on March 13, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Commitments and Resources." In addition, the Company will be obligated to issue additional shares of Premier Common Stock in the event certain gross revenue targets are met for the Walibi Parks.

    Under the terms of the Walibi Agreement, the Company has agreed to invest at least BEF 1.4 billion (approximately $38 million based on the year-end exchange rate) in the Walibi Parks over the three years commencing with the 1999 season.

    SIX FLAGS

    Pursuant to an Agreement and Plan of Merger dated as of February 9, 1998 (the "Six Flags Agreement"), Premier agreed to acquire by merger all of the capital stock of SFEC from its current stockholders for $965 million (plus an approximate $11 million adjustment based on year-end balance sheet adjustments and option cancellation costs). During 1997, Six Flags' attendance, revenue and EBITDA totaled approximately 22.2 million, $708.7 million and $164.1 million, respectively. The purchase price is payable all in cash or, at the Company's option, in cash and depositary shares representing interests in up to $200.0 million (but not less than $100.0 million) of the Company's Convertible Redeemable Preferred Stock (the "Seller Preferred Stock"). At the date of acquisition, Six Flags' liabilities will include approximately $192.3 million principal amount at maturity ($161.1 million accreted value at December 28, 1997) of SFEC's Zero Coupon Senior Notes due 1999 (the "SFEC Zero Coupon Senior Notes") and approximately $285.0 million principal amount at maturity ($269.9 million accreted value at December 28, 1997) of 12 1/4% Senior Subordinated Discount Notes due 2005 (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. (together with its subsidiaries, "SFTP"), an indirect wholly-owned subsidiary of SFEC. In addition, the Company will refinance all outstanding Six Flags bank indebtedness (approximately $348.5 million at December 28, 1997) and certain other indebtedness of SFEC (approximately $30.5 million at December 28, 1997) primarily through borrowings under a $472.0 million senior secured credit facility (the "Six Flags Credit Facility" and, together with the Premier Credit Facility, the "Credit Facilities") to be entered into by SFTP concurrently with the closing under the Six Flags Agreement. The acquisition is scheduled to close in April 1998.

    In connection with the Six Flags Agreement, the company presently named Premier Parks Inc. (together with its consolidated subsidiaries, "Premier Operations") will merge with a wholly-owned subsidiary of Premier Parks Holdings Corporation in accordance with Section 251(g) of the Delaware General Corporation Law. As a result, holders of shares of Common Stock of Premier Operations will become, on a share-for-share basis, holders of Common Stock of Premier Parks Holdings Corporation, and Premier Operations will become a wholly-owned subsidiary of Premier Parks Holdings Corporation. On the effective date of the merger, Premier Operations will change its name to Premier Parks Operations Inc., and Premier Parks Holdings Corporation will change its name to Premier Parks Inc.

    The Company intends to fund the Six Flags acquisition with the proceeds of the following public offerings (the "Offerings"):

        1. The Company will issue approximately 13,000,000 shares of Common Stock with estimated gross proceeds of $593.2 million (based upon the average closing price of the Company's Common Stock for the twenty trading days ended February 27, 1998).

        2. The Company will issue approximately 5,000,000 Premium Income Equity Securities ("PInES-SM-") representing interests in the Company's Mandatorily Convertible Preferred Stock (the "Mandatorily Convertible Preferred Stock" and, together with the Seller Preferred Stock, the "Convertible Preferred Stock"), with estimated gross proceeds of $228.2 million (based upon the average closing price of the Company's Common Stock for the twenty trading days ended February 27, 1998).

        3. The Company will issue Senior Discount Notes due 2008 (the "Company Senior Discount Notes") with estimated gross proceeds of $250.0 million.

        4. The Company will issue $280.0 million principal amount of its Senior Notes due 2006 (the "Company Senior Notes" and, together with the Company Senior Discount Notes, the "Company Notes").

        5. SFEC will issue $170.0 million principal amount of its Senior Notes due 2006 (the "New SFEC Notes") guaranteed on a fully subordinated basis by the Company. The proceeds of the New SFEC Notes, together with additional funds, will be deposited in escrow to repay in full at or prior to maturity the SFEC Zero Coupon Senior Notes.

    There can be no assurance that the Offerings and the Company's acquisition of SFEC will be consummated, or, if consummated, that the terms of the securities sold in the Offerings will conform to the proposed terms thereof described in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Commitments and Resources."

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                AGE AS OF
NAME                                          MARCH 1, 1998                           POSITION
------------------------------------------  -----------------  ------------------------------------------------------
Kieran E. Burke...........................            (40)     Director, Chairman of the Board and Chief Executive
                                                               Officer since June 1994; Director, President and Chief
                                                               Executive Officer from October 1989 through June 1994.
Gary Story................................            (42)     Director, President and Chief Operating Officer since
                                                               June 1994; Executive Vice President and Chief
                                                               Operating Officer from February 1992 through June
                                                               1994; prior to such period, general manager of
                                                               Frontier City theme park for more than five years.
James F. Dannhauser.......................            (45)     Chief Financial Officer since October 1, 1995;
                                                               Director since October 1992; prior to June 1996,
                                                               Managing Director of Lepercq de Neuflize & Co.
                                                               Incorporated for more than five years.
Hue W. Eichelberger.......................            (39)     Executive Vice President since February 1, 1997;
                                                               General Manager of Adventure World since May 1992;
                                                               Park Manager of White Water Bay from February 1991 to
                                                               May 1992.
Richard A. Kipf...........................            (63)     Secretary/Treasurer since 1975; Vice President since
                                                               June 1994.
Traci E. Blanks...........................            (37)     Vice President of Marketing since 1995; Vice President
                                                               Marketing for Frontier City and White Water Bay from
                                                               1992 through 1994; Director of Marketing for Frontier
                                                               City from 1986 through 1992.

    Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of stockholders to be held in June 1998.

ITEM 2.  PROPERTIES

    Set forth below is a brief description of the Company's real estate at March 1, 1998:

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

       Elitch Gardens, Denver, Colorado -- 60 acres (fee ownership interest)

       Frontier City, Oklahoma City, Oklahoma -- 90 acres (fee ownership interest)

       Geauga Lake, Aurora, Ohio -- 258 acres (fee ownership interest)

       The Great Escape, Lake George, New York -- 335 acres (fee ownership interest)

       Kentucky Kingdom, Louisville, Kentucky -- 58 acres (fee ownership and leasehold interest)(1)

       Marine World, Vallejo, California -- 40 acres (long-term leasehold interest at nominal rent)

       Riverside Park, Agawam, Massachusetts -- 160 acres (fee ownership interest)

       Waterworld/Concord, Concord, California -- 29 acres (leasehold interest)(2)

       Waterworld/Sacramento, Sacramento, California -- 20 acres
       (leasehold interest)(3)

       White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership interest)

       Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest)(4)

    In addition to the foregoing, at March 1, 1998, the Company indirectly owned real estate interests through its non-controlling general partnership interest in 229 East 79th Street Associates L.P., a limited partnership that converted to cooperative ownership a New York City apartment building. The Company leases office space in New York City for which it recognized approximately $64,000 in net rental expense during 1997 after consideration of the rental payments made by Windcrest Partners, an affiliate of the Company, which shares office space with the Company. The Company also leases certain of the rides and attractions at its parks. See Notes 5 and 11 to Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

------------------------

(1) Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring in 2049, with the balance owned by the Company.

(2) The site is leased from the City of Concord. The lease expires in 2025 and the Company has five five- year renewal options.

(3) The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by the Company for an additional ten-year term.

(4) The site is subleased from the Columbus Zoo. The lease expires in 1998 and the Company has two five-year renewal options, the first of which will be exercised in that year. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock has been listed on the New York Stock Exchange (the "NYSE") since December 22, 1997 under the symbol "PKS." Between May 30, 1996 and December 19, 1997, the Company's Common Stock was traded on the Nasdaq National Market ("NASDAQ") and quoted under the symbol "PARK." Prior to May 30, 1996, trading in the Common Stock was reported on The Pink Sheets and the OTC Bulletin Board. Set forth below in the first table are the high and low sales prices for the Common Stock as reported by the NYSE since December 22, 1997. Set forth below in the second table are the high and low sales prices for the Common Stock as reported by NASDAQ from May 30, 1996 through December 19, 1997. The third table sets forth the high and low bid quotations for the Common Stock as reported on The Pink Sheets and the OTC Bulletin Board for the prior periods indicated. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. Prices shown for periods prior to May 1996 have been adjusted to reflect the Company's one-for-five reverse stock split at that time.

                            NEW YORK STOCK EXCHANGE

YEAR              QUARTER            HIGH        LOW
---------  ----------------------  ---------  ---------
1998           First (through      $55 1/8    $37 1/8
              March 16, 1998)

1997         Fourth (beginning     40 1/2     40 1/16
             December 22, 1997)

                             NASDAQ NATIONAL MARKET

YEAR              QUARTER            HIGH        LOW
---------  ----------------------  ---------  ---------
1997          Fourth (through      $43 3/8    $37
             December 19, 1997)
                   Third           37 3/4     32
                   Second          36 7/8     26
                   First           32 1/8     25 7/8

1996               Fourth          32 7/8     29 3/8
                   Third           29 3/4     20 3/4
             Second (beginning     22 1/8     19 7/8
               May 30, 1996)

                       THE PINK SHEETS/OTC BULLETIN BOARD

YEAR              QUARTER            HIGH        LOW
---------  ----------------------  ---------  ---------
1996          Second (through      $20        $12 1/2
               May 29, 1996)
                   First           13 3/4     10

    As of March 16, 1998, there were 747 holders of record of the Company's Common Stock. The Company paid no cash dividends during the three years ended December 31, 1997. The Company does not anticipate paying any cash dividends on its Common Stock during the foreseeable future. The indentures relating to the Premier Notes limit, and following the Six Flags acquisition the indentures relating to the Company Notes will limit, the payment of cash dividends to common stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   1997(1)     1996(2)     1995(3)     1994       1993
                                                                  ----------  ----------  ---------  ---------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.........................................................  $  193,904  $   93,447  $  41,496  $  24,899  $  21,860
Depreciation and amortization...................................      19,792       8,533      3,866      1,997      1,537
Interest expense, net...........................................      17,775      11,121      5,578      2,299      1,438
Termination fee, net of expenses(4).............................       8,364          --         --         --         --
Provision for income tax expense (benefit)......................       9,615       1,497       (762)        68         91
Income (loss) before extraordinary loss.........................      14,099       1,765     (1,045)       102      1,354
Extraordinary (loss), net of tax effect.........................          --          --       (140 (5)        --        --
Net income (loss)...............................................      14,099       1,765     (1,185)       102      1,354
Per Share:
  Income (loss) before extraordinary loss:
    Basic.......................................................         .79         .14       (.40 (5)       .04       .51
    Diluted.....................................................         .76         .13       (.40 (5)       .04       .51
  Net income (loss):
    Basic.......................................................         .79         .14       (.44)       .04        .51
    Diluted.....................................................         .76         .13       (.44)       .04        .51
  Cash Dividends................................................          --          --         --         --         --
Net cash provided by operating activities.......................      47,150      11,331     10,646      1,060      2,699
Net cash used in investing activities...........................    (217,070)   (155,149)   (74,139)   (10,177)    (7,698)
Net cash provided by financing activities.......................     250,165     119,074     90,914      7,457      2,106
Total assets....................................................     611,321     304,803    173,318     45,539     36,707
Long-term debt and capitalized lease obligations(6).............  $  217,026  $  150,834  $  94,278  $  24,108  $  20,821

------------------------

(1) The historical Statement of Operations Data for 1997 reflect the results of Riverside Park from February 5, 1997 and Kentucky Kingdom from November 7, 1997 (the dates of their respective acquisitions).

(2) The historical Statement of Operations Data for 1996 reflect the results of Elitch Gardens from October 31, 1996, the Waterworld Parks from November 19, 1996 and The Great Escape from December 4, 1996 (the dates of their respective acquisitions).

(3) The historical Statement of Operations Data for 1995 reflect the results of the parks acquired in the Company's acquisition of Funtime Parks from the date of acquisition, August 15, 1995.

(4) Represents a termination fee (net of expenses) paid to the Company upon termination of its prior agreement to become managing general partner of Six Flags over Texas.

(5) During 1995, the Company incurred an extraordinary loss of $140,000, net of income tax benefit, on extinguishment of debt in connection with the Funtime Acquisition. This extraordinary loss is not included in income (loss) before extraordinary loss and income (loss) before extraordinary loss per common share for 1995.

(6) Includes current portion. Balances are at December 31 of the indicated year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's revenue is derived from the sale of tickets for entrance to its parks (approximately 52.7%, 44.0% and 48.8% in 1995, 1996 and 1997, respectively) and the sale of food, merchandise, games and attractions inside its parks and other income (approximately 47.3%, 56.0% and 51.2% in 1995, 1996 and 1997, respectively). The Company's principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

    The Company acquired three parks in August 1995 in the Funtime acquisition, and acquired four parks during the last quarter of 1996. The Company acquired Riverside Park in February 1997, and Kentucky Kingdom in November 1997. In addition, the Company assumed management of Marine World in April 1997, exercised a lease option with respect to a portion of that park in November 1997, and executed a purchase option for the entire park in September 1997. The following discussion as it relates to 1996 includes two presentations. The first includes the historical results of the Company (including the results of the parks acquired in the 1996 Acquisitions (other than Riverside Park) only from their dates of acquisition forward (October 31, 1996 for Elitch Gardens; November 19, 1996 for the Waterworld Parks; and December 4, 1996 for The Great Escape). The second includes both the historical results for the Company and the results of the parks acquired in the 1996 Acquisitions for periods prior to the dates of their respective acquisition.

    The following discussion as it relates to 1997 includes the results of the parks acquired in the 1996 Acquisitions (other than Riverside Park) for the full year, as well as Kentucky Kingdom and Riverside Park from their dates of acquisition forward, and includes Marine World only to the extent of the management fee received and depreciation expense related to that park.

    The Company believes that significant opportunities exist to acquire additional theme parks. Although the Company has had discussions with respect to several additional business acquisitions, no agreement or understanding has been reached with respect to any specific future acquisition other than the Six Flags and Walibi acquisitions. In addition, the Company intends to continue its on-going expansion of the rides and attractions and overall improvement of its parks to maintain and enhance their appeal. Management believes this strategy has contributed to increased attendance, lengths of stay and in-park spending and, therefore, profitability. A consummated acquisition, including, the Six Flags and Walibi acquisitions, when consummated, may adversely affect the Company's operating results, at least in the short term, depending on many factors including capital requirements and the accounting treatment of any such acquisition.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

    The table below sets forth certain financial information with respect to the Company (including the 1996 Acquisitions) for the year ended December 31, 1996 and with respect to the Company and Kentucky Kingdom and Marine World for the year ended December 31, 1997:

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                                1997
                                                    YEAR ENDED DECEMBER 31, 1996                      -------------------------
                                --------------------------------------------------------------------   HISTORICAL
                                                                       HISTORICAL                       PREMIER
                                                 HISTORICAL               1996                         (EXCLUDING
                                              NINE MONTHS ENDED       ACQUISITIONS                       MARINE      KENTUCKY
                                             SEPTEMBER 30, 1996        FOR PERIODS                     WORLD AND      KINGDOM
                                HISTORICAL        FOR 1996            SUBSEQUENT TO      HISTORICAL     KENTUCKY    AND MARINE
                                PREMIER(1)     ACQUISITIONS(2)    SEPTEMBER 30, 1996(3)   COMBINED    KINGDOM)(4)    WORLD(5)
                                -----------  -------------------  ---------------------  -----------  ------------  -----------
                                                 (UNAUDITED)           (UNAUDITED)       (UNAUDITED)  (UNAUDITED)   (UNAUDITED)

                                                           (IN THOUSANDS)                                  (IN THOUSANDS)
REVENUE:
  Theme park admissions.......   $  41,162        $  34,062             $     724         $  75,948    $   94,611    $  --
  Theme park food, merchandise
    and other.................      52,285           30,453                 1,020            83,758        99,103          190
                                -----------         -------               -------        -----------  ------------  -----------
    Total revenue.............      93,447           64,515                 1,744           159,706       193,714          190
                                -----------         -------               -------        -----------  ------------  -----------
OPERATING COSTS AND EXPENSES:
  Operating expenses..........      42,425           23,204                 3,116            68,745        80,307        1,049
  Selling, general and
    administrative............      16,927           17,035                 2,289            36,251        36,461           86
  Costs of products sold......      11,101            9,448                   347            20,896        23,025       --
  Depreciation and
    amortization..............       8,533           13,028                   703            22,264        19,159          633
                                -----------         -------               -------        -----------  ------------  -----------
    Total operating costs and
      expenses................      78,986           62,715                 6,455           148,156       158,952        1,768
                                -----------         -------               -------        -----------  ------------  -----------
Income (loss) from
  operations..................      14,461            1,800                (4,711)           11,550        34,762       (1,578)
OTHER INCOME (EXPENSE):
  Interest expense, net.......     (11,121)          (4,624)                 (517)          (16,262)      (17,763)         (12)
  Termination fee, net of
    expenses..................      --               --                    --                --             8,364       --
  Other income (expense)......         (78)            (284)               --                  (362)          (59)      --
                                -----------         -------               -------        -----------  ------------  -----------
    Total other income
      (expense)...............     (11,199)          (4,908)                 (517)          (16,624)       (9,458)         (12)
                                -----------         -------               -------        -----------  ------------  -----------
  Income before income
    taxes.....................       3,262           (3,108)               (5,228)           (5,074)       25,304       (1,590)
  Income tax expense
    (benefit).................       1,497            1,131                --                 2,628         9,615       --
                                -----------         -------               -------        -----------  ------------  -----------
  Net income (loss)...........   $   1,765        $  (4,239)            $  (5,228)        $  (7,702)   $   15,689    $  (1,590)
                                -----------         -------               -------        -----------  ------------  -----------
                                -----------         -------               -------        -----------  ------------  -----------


                                HISTORICAL
                                  PREMIER
                                -----------

REVENUE:
  Theme park admissions.......   $  94,611
  Theme park food, merchandise
    and other.................      99,293
                                -----------
    Total revenue.............     193,904
                                -----------
OPERATING COSTS AND EXPENSES:
  Operating expenses..........      81,356
  Selling, general and
    administrative............      36,547
  Costs of products sold......      23,025
  Depreciation and
    amortization..............      19,792
                                -----------
    Total operating costs and
      expenses................     160,720
                                -----------
Income (loss) from
  operations..................      33,184
OTHER INCOME (EXPENSE):
  Interest expense, net.......     (17,775)
  Termination fee, net of
    expenses..................       8,364
  Other income (expense)......         (59)
                                -----------
    Total other income
      (expense)...............      (9,470)
                                -----------
  Income before income
    taxes.....................      23,714
  Income tax expense
    (benefit).................       9,615
                                -----------
  Net income (loss)...........   $  14,099
                                -----------
                                -----------

------------------------

(1) Includes results of the 1996 Acquisitions from and after the acquisition dates.

(2) Includes results of the 1996 Acquisitions for the nine months ended September 30, 1996.

(3) Includes results of the 1996 Acquisitions for the respective periods commencing October 1, 1996 and (ending) on the respective acquisition dates (or in the case of Riverside Park, December 31, 1996).

(4) Excludes management fee and depreciation expense relating to Marine World and results of Kentucky Kingdom for the period subsequent to the acquisition date, November 7, 1997.

(5) Represents management fee and depreciation expense relating to Marine World and results of Kentucky Kingdom from the acquisition date through December 31, 1997.

    REVENUE. Revenue aggregated $193.9 million in 1997 ($193.7 million at the eleven parks owned during the 1997 season), compared to $93.4 million in 1996, and to combined revenue of $159.7 million in 1996. This 21.3% increase in revenue at the same eleven parks is primarily attributable to increased attendance (17.3%) at these eleven parks, which resulted in part from increased season pass and group sales at several parks.

    OPERATING EXPENSES. Operating expenses increased during 1997 to $81.4 million ($80.3 million at the eleven parks owned during the 1997 season) from $42.4 million reported in 1996, and from $68.7 million combined operating expenses for 1996. This 16.9% increase in operating expenses at the same eleven parks is mainly due to additional staffing related to the increased attendance levels and increased pay rates. As a percentage of revenue, operating expenses at these parks constituted 41.5% for 1997 and 43.0% on a combined basis for 1996.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses at the eleven owned parks were $36.5 million in 1997, compared to $16.9 million reported, and $36.3 million combined, selling, general and administrative expenses for 1996. As a percentage of revenues, these expenses at the same eleven parks constituted 18.8% for 1997 and 22.7% for 1996 combined. This increase over 1996 combined expenses relates primarily to increased advertising and marketing expenses to promote the newly acquired parks and the new rides and attractions at all of the parks, increased sales taxes arising from increased volume generally and increased property taxes and professional services, offset by significant reductions in personnel and insurance expenses.

    COSTS OF PRODUCTS SOLD. Costs of products sold were $23.0 million at the eleven parks for 1997 compared to $11.1 million reported and $20.9 million combined for 1996. Cost of products sold (as a percentage of in-park revenue) at these parks constituted approximately 23.2% for 1997 and 25.0% for 1996 combined. This $2.1 million or 10.2% increase over combined 1996 results is directly related to the 18.3% increase in food, merchandise and other revenues.

    DEPRECIATION AND INTEREST EXPENSE. Depreciation expense increased $11.3 million over the reported 1996 results. The increase is a result of the full year's effect of the 1996 Acquisitions (other than Riverside Park), the purchase price paid for the Riverside Park and Kentucky Kingdom acquisitions and the on-going capital program at the Company's parks. Interest expense, net, increased $6.7 million from 1996 as a result of interest on the 1997 Premier Notes (as defined herein).

    TERMINATION FEE, NET OF EXPENSES. During October 1997, the Company entered into an agreement with the limited partner of the partnership that owns Six Flags Over Texas to become the managing general partner of the partnership, to manage the operations of the park, to receive a portion of the income from such operations, and to purchase limited partnership units over the term of the agreement.

    The agreement was non-exclusive and contained a termination fee of $10,750,000 payable to the Company in the event the agreement was terminated. Subsequent to the Company's agreement with the limited partnership, the prior operator of the park reached an agreement with the limited partnership, and the Company's agreement was terminated. The Company received the termination fee in December 1997 and included the termination fee, net of $2,386,000 of expenses associated with the transaction, as income in 1997.

    INCOME TAXES. The Company incurred income tax expense of $9.6 million during 1997, compared to $1.5 million during 1996. The effective tax rate for 1997 was approximately 40.5% as compared to 45.9% in 1996. This decrease is the result of the decline in the size of the non-deductible goodwill from the Funtime Acquisition and the acquisition of Riverside Park relative to the Company's income.

    At December 31, 1997, the Company estimates that it had approximately $37 million of net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the

Company and its subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Accordingly, no assurance can be given as to the timing or amount of the availability of such NOLs to the Company and its subsidiaries. See Note 7 to Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    The table below sets forth certain financial information with respect to the Company and the Funtime parks for the year ended December 31, 1995 and with respect to the Company and the 1996 Acquisitions (other than Riverside Park) for the year ended December 31, 1996:

                                                     YEAR ENDED DECEMBER 31, 1995
                                        ------------------------------------------------------
                                                        HISTORICAL FUNTIME(2)                     YEAR ENDED DECEMBER 31, 1996
                                        ------------------------------------------------------  --------------------------------
                                                     SIX MONTHS                                   HISTORICAL
                                                        ENDED       FORTY-THREE                     PREMIER
                                        HISTORICAL     JULY 2,      DAYS ENDED     HISTORICAL   (EXCLUDING 1996       1996
                                        PREMIER(1)      1995      AUGUST 14, 1995   COMBINED    ACQUISITIONS)(3) ACQUISITIONS(4)
                                        -----------  -----------  ---------------  -----------  ---------------  ---------------
                                                     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

                                                            (IN THOUSANDS)                                       (IN THOUSANDS)
REVENUE:
  Theme park admissions...............   $  21,863    $   6,195      $   9,680      $  37,738      $  41,157        $       5
  Theme park food, merchandise and
    other.............................      19,633        8,958         13,450         42,041         52,148              137
                                        -----------  -----------       -------     -----------       -------          -------
Total revenue.........................      41,496       15,153         23,130         79,779         93,305              142
                                        -----------  -----------       -------     -----------       -------          -------
EXPENSES:
  Operating expenses..................      19,775       10,537          6,039         36,351         40,568            1,857
  Selling, general and
    administrative....................       9,272        3,459          2,533         15,264         16,534              393
  Costs of products sold..............       4,635        2,083          2,953          9,671         11,071               30
  Depreciation and amortization.......       3,866        3,316            829          8,011          7,785              748
                                        -----------  -----------       -------     -----------       -------          -------
Total costs and expenses..............      37,548       19,395         12,354         69,297         75,958            3,028
                                        -----------  -----------       -------     -----------       -------          -------
Income (loss) from operations.........       3,948       (4,242)        10,776         10,482         17,347           (2,886)
Interest expense, net.................      (5,578)      (2,741)          (321)        (8,640)       (11,121)              --
Other income (expense)................        (177)           4             (4)          (177)           (78)              --
                                        -----------  -----------       -------     -----------       -------          -------
Total other income (expense)..........      (5,755)      (2,737)          (325)        (8,817)       (11,199)              --
                                        -----------  -----------       -------     -----------       -------          -------
Income before income taxes and
  extraordinary loss..................      (1,807)      (6,979)        10,451          1,665          6,148           (2,886)
Income tax expense (benefit)..........        (762)      (2,722)         4,076            592          2,905           (1,408)
                                        -----------  -----------       -------     -----------       -------          -------
Income (loss) before extraordinary
  loss................................   $  (1,045)   $  (4,257)     $   6,375      $   1,073      $   3,243        $  (1,478)
                                        -----------  -----------       -------     -----------       -------          -------
                                        -----------  -----------       -------     -----------       -------          -------


                                        HISTORICAL
                                          PREMIER
                                        -----------

REVENUE:
  Theme park admissions...............   $  41,162
  Theme park food, merchandise and
    other.............................      52,285
                                        -----------
Total revenue.........................      93,447
                                        -----------
EXPENSES:
  Operating expenses..................      42,425
  Selling, general and
    administrative....................      16,927
  Costs of products sold..............      11,101
  Depreciation and amortization.......       8,533
                                        -----------
Total costs and expenses..............      78,986
                                        -----------
Income (loss) from operations.........      14,461
Interest expense, net.................     (11,121)
Other income (expense)................         (78)
                                        -----------
Total other income (expense)..........     (11,199)
                                        -----------
Income before income taxes and
  extraordinary loss..................       3,262
Income tax expense (benefit)..........       1,497
                                        -----------
Income (loss) before extraordinary
  loss................................   $   1,765
                                        -----------
                                        -----------

------------------------
(1) Includes results of the Funtime acquisition from and after August 15, 1995, the acquisition date.
(2) Represents results of the parks acquired in the Funtime acquisition from January 1, 1995 to August 14, 1995.
(3) Excludes operating results of parks acquired in the 1996 Acquisitions, but includes interest expense incurred by virtue of associated financings as of the date incurred.
(4) Represents results of the parks acquired in the 1996 Acquisitions (other than Riverside Park which was acquired in February 1997) from their respective acquisition dates through December 31, 1996.

    REVENUE. Revenue aggregated $93.4 million in 1996 ($93.3 million without the 1996 Acquisitions), compared to $41.5 million actual in 1995, and to combined revenue of $79.8 million in 1995. This 17.0% increase in revenue (excluding the 1996 Acquisitions) over combined 1995 revenue at the same six parks is attributable to increased attendance (10.3%) and per capita revenue (6.3%) at the six parks and increased sponsorship revenue, as well as increased season pass sales at several parks, and increased campground revenue at Darien Lake and income from the new contractual arrangements for 1996 at the Darien Lake Performance Arts Center.

    OPERATING EXPENSES. Operating expenses increased during 1996 to $42.4 million ($40.6 million excluding the 1996 Acquisitions) from $19.8 million reported in 1995 and from $36.4 million combined operating expenses for 1995. This 11.6% increase in operating expenses (excluding the 1996 Acquisitions) over combined 1995 operating expenses is mainly due to additional staffing related to increased attendance levels and increased pay rates, offset to some extent by a decrease in equipment rental expense in 1996 due to the purchase of equipment that had been leased during 1995. As a percentage of revenue, operating expenses (excluding the 1996 Acquisitions) constituted 43.5% for 1996 and 45.6% on a combined basis for 1995.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $16.5 million in 1996 (excluding the 1996 Acquisitions), compared to $9.3 million reported, and $15.3 million combined, selling, general and administrative expenses for 1995. As a percentage of revenue, these expenses constituted 17.7% for 1996 and 19.1% for 1995 combined. This increase over 1995 combined expenses relates primarily to increased advertising and marketing expenses to promote the Funtime parks and the new rides and attractions at all of the parks, increased sales taxes arising from increased volume generally and increased property taxes and professional services.

    COSTS OF PRODUCTS SOLD. Costs of products sold were $11.1 million for 1996 compared to $4.6 million reported and $9.7 million combined for 1995. Cost of products sold (as a percentage of in-park revenue) constituted approximately 21.2% for 1996 and 23.0% for 1995 combined. This $1.4 million or 14.5% increase over combined 1995 results is directly related to the 24.0% increase in 1996 in food, merchandise and other revenue.

    DEPRECIATION AND INTEREST EXPENSE. Depreciation and amortization expense was $8.5 million for 1996 as compared to $3.9 million in 1995. The increase was a result of the full year's effect of the Funtime acquisition, the $116.2 million spent during the fourth quarter of 1996 for the 1996 Acquisitions and the on-going capital program at the Company's parks. Interest expense, net, increased $5.5 million in 1996, as compared to 1995, as a result of interest on the 1995 Premier Notes (as defined herein) for twelve months in 1996 as compared to four and one-half months in 1995 and the Company's borrowings under its then-existing senior credit facility made in connection with the 1996 Acquisitions.

    INCOME TAXES. The Company incurred income tax expense of $1.5 million during 1996, compared to a tax benefit of $762,000 during 1995. The effective tax rate for 1996 was approximately 45.9% as compared to 42.2% in 1995. The increase is the result of twelve months of goodwill amortization in 1996 versus four and one-half months in 1995. The goodwill recognized for financial reporting of the Funtime Acquisition and the 1996 Acquisitions is not deductible for Federal income tax purposes. See Note 7 to Notes to Consolidated Financial Statements.

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

    HISTORICAL

    During 1996, the Company generated net cash of $11.3 million from operating activities. Net cash used in investing activities in 1996 totaled $155.1 million, $116.2 million of which was employed in connection with the 1996 Acquisitions (other than Riverside Park) and $39.4 million represented amounts spent for capital expenditures, offset slightly by proceeds received from equipment sales. Net cash provided by financing activities for 1996 totaled $119.1 million, reflecting the net proceeds from the June 1996 public offering described below and borrowings under the Company's senior credit facility, offset, in part, by scheduled repayments of capitalized lease obligations.

    During 1997, the Company generated net cash of $47.2 million from operating activities. Net cash used in investing activities in 1997 totaled $217.1 million, $81.4 million of which was employed in connection with the acquisitions of Riverside Park and Kentucky Kingdom and $135.9 million represented amounts spent for capital expenditures at the Company's parks. Net cash provided by financing activities for 1997 totaled $250.2 million, reflecting the net proceeds from the January 1997 offerings of Common Stock and $125.0 million principal amount of the Company's 9 3/4% Senior Notes due 2007 (the "1997 Premier Notes") described below, offset in part by repayment of borrowings under the Company's senior credit facility.

    In June 1996, the Company completed a public offering of approximately 3.9 million shares of Common Stock at a price to the public of $18.00 per share, resulting in aggregate net proceeds to the Company of approximately $65.3 million. In connection with the June 1996 public offering, all of the Company's then outstanding shares of preferred stock, together with all accrued dividends thereon, were converted into approximately 2.6 million shares of Common Stock. In January 1997, the Company completed two concurrent public offerings, issuing an additional 6.9 million shares of Common Stock at a price to the public of $29.00 per share, resulting in aggregate net proceeds to the Company of approximately $189.5 million, and issuing $125.0 million principal amount of the 1997 Premier Notes, resulting in net proceeds of approximately $120.7 million.

    On October 31, 1996, the Company acquired substantially all of the assets used in the operation of Elitch Gardens for $62.5 million in cash. On November 19, 1996, the Company acquired substantially all of the assets used in the operation of the Waterworld Parks for an aggregate cash consideration of $17.25 million. On December 4, 1996, the Company acquired substantially all of the assets of The Great Escape for $33.0 million in cash. On February 5, 1997, the Company acquired all of the capital stock of the owner of Riverside Park for approximately $22.2 million, of which $1.0 million was paid in Common Stock with the balance paid in cash. On April 1, 1997, the Company assumed management of Marine World, and subsequently exercised a long-term lease option for a portion of the park and obtained a purchase option with respect to the entire property. In November 1997, the Company purchased substantially all of the assets used in the operation of Kentucky Kingdom for a purchase price of $64.0 million, of which approximately $4.8 million was paid by delivery of 121,671 shares of Common Stock, with the balance paid in cash and by assumption of certain liabilities. Depending on the level of revenues at Kentucky Kingdom during each of the 1998 through 2000 seasons, the Company may be required to issue additional shares of Common Stock to the seller.

    At December 31, 1997, substantially all of Premier's indebtedness was represented by the 1997 Premier Notes and the Company's 12% Senior Notes due 2003 (the "1995 Premier Notes," and, together with the 1997 Premier Notes, the "Premier Notes") in an aggregate principal amount of $215.0 million, which require aggregate annual interest payments of approximately $23.0 million. Except in the event of a change of control of the Company and certain other circumstances, no principal payment on the Premier Notes is due until the maturity dates thereof, August 15, 2003 in the case of the 1995 Premier Notes and January 15, 2007, in the case of the 1997 Premier Notes. In February 1998, Premier terminated its $115.0 million senior secured credit facility and obtained a commitment with respect to the Premier Credit Facility. The Company will expense its remaining deferred charges related to the terminated facility in the first quarter of 1998. The Company entered into the Premier Credit Facility on March 13, 1998. The Company anticipates that it will borrow 125.0 million thereunder, in connection with the Walibi acquisition.

    PRO FORMA

    Upon consummation of the Six Flags transactions, the Company intends to issue (i) approximately 13,000,000 shares of Common Stock, (ii) approximately 5,000,000 PInES(SM) (depositary shares representing approximately $200.0 million of Mandatorily Convertible Preferred Stock), (iii) depositary shares representing up to $200.0 million of Seller Preferred Stock, (iv) approximately $250.0 million accreted amount of Company Senior Discount Notes, (v) $280.0 million aggregate principal amount of Company Senior Notes and (vi) $170.0 million aggregate principal amount of New SFEC Notes. The PInES(SM) will accrue cumulative dividends (payable, at the Company's option, in cash or shares of Common Stock), and will be mandatorily convertible into Common Stock in 2001. The Seller Preferred Stock will accrue cumulative cash dividends and the Company is required to offer to purchase the Seller Preferred Stock in 2010. The Company Senior Discount Notes will not require any interest payments prior to September 2003, and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Company Senior Notes will require annual interest payments of approximately $28 million (based on an assumed interest rate) and, except in the event of a change of control of the Company or certain other circumstances, will not require any principal payments prior to their maturity in 2006. The New SFEC Notes will require annual interest payments of approximately $16 million (based on an assumed interest rate) and, except in the event of a change of control of the Company or certain other circumstances, will not require any principal payments prior to their maturity in 2006. The net proceeds of the New SFEC Notes, together with other funds, will be deposited in escrow to repay in full the SFEC Zero Coupon Senior Notes. In addition, in connection with the Six Flags transactions, the Company will (i) assume $285.0 million principal amount at maturity of the SFTP Senior Subordinated Notes, which had an accreted value of $269.9 million at December 28, 1997, (ii) refinance all outstanding SFTP bank indebtedness with the proceeds of $420.0 million of borrowings under the Six Flags Credit Facility, and (iii) refinance all outstanding bank debt of SFEC with a portion of the proceeds of the Offerings. The SFTP Senior Subordinated Notes require interest payments of approximately $34.9 million per annum, payable semi-annually commencing December 15, 1998, and, except in certain circumstances, no principal payments are due thereon until their maturity date, June 15, 2005. Term loan borrowings under the Six Flags Credit Facility will mature on November 30, 2004 (with principal payments of $1.0 million in each of 1998 through 2001, $25.0 million in 2002, $40.0 million in 2003 and $303.0 million at maturity). Revolving credit borrowings under this facility ($100.0 million) mature on the fifth anniversary of the Six Flags Credit Facility. Borrowings under the Six Flags Credit Facility will be guaranteed by SFEC and SFTP's subsidiaries and will be secured by a pledge by SFEC of the stock of SFTP and by substantially all of the assets of SFTP and its subsidiaries (other than real estate). The Premier Credit Facility includes a five-year $75.0 million revolving credit facility, a five-year $100.0 million term loan facility (with principal payments of $10.0 million, $25.0 million, $30.0 million and $35.0 million in the second, third, fourth and fifth years) and an eight-year $125.0 million term loan facility (with principal payments of $1.0 million in each of the first six years and $25.0 million and $94.0 million in the seventh and eighth years, respectively). Borrowings under the Premier Credit Facility are guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate).

    There can be no assurance that the Offerings and the Company's acquisition of SFEC will be consummated, or, if consummated, that the terms of the securities sold in the Offerings will conform to the proposed terms thereof described in this Report.

    On a pro forma basis as of December 31, 1997, the Company would have had total outstanding indebtedness in the accreted principal amount of $1,832.0 million (excluding $161.1 million accreted value of the SFEC Zero Coupon Senior Notes which will be repaid from proceeds of the New SFEC Notes, together with other funds). Based on actual interest rates for debt outstanding at December 31, 1997 and assumed interest rates for pro forma debt, annual interest payments for 1998 on this indebtedness would have aggregated $136.9 million. In addition, annual dividend payments on the Convertible Preferred Stock at assumed dividend rates would have aggregated $28.0 million.

    By reason of the Six Flags acquisition, the Company will be required to offer to purchase the SFTP Senior Subordinated Notes at a price equal to 101% of their accreted amount (approximately $287.9 million at June 15, 1998). On March 16, 1998, the last reported sales price of these notes was substantially in excess of their accreted amount. The Company does not expect to be required to purchase any material amount of these notes by reason of this offer. Although the Company has entered into discussions with lenders to provide a standby arrangement to finance the purchase of such notes, there can be no assurance that such discussions will be successful or that the Company will be able to obtain any other financing in the event that it should become necessary.

    Following the Six Flags transactions, the Company will be required to (i) make minimum annual distributions of approximately $46.2 million (subject to cost of living adjustments) to its partners in two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the "the Co-Venture Parks"); and (ii) make minimum capital expenditures at each of the Co-Venture Parks during rolling five-year periods, generally based on 6% of such park's revenue. Cash flow from operations at the Co-Venture Parks will be used to satisfy these requirements, before any funds are required from the Company. The Company has also agreed to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding as of the date of the co-venture agreements that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Co-Venture Park equal to the greater of (i) a value derived by multiplying its weighted-average four year EBITDA (as defined therein) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2026 and 2027, respectively. As the Company purchases units, it will be entitled to the minimum distribution and other distributions attributable to such units unless it is then in default under its obligations to its partners at the Co-Venture Parks. The Company estimates that its maximum unit purchase obligation for 1998, when purchases are required only for the Georgia park, will aggregate approximately $13 million (approximately $31 million for 1999 when purchases for both partnerships are required) and its minimum capital expenditures at these parks for 1998 will total $11 million.

    The Company's liquidity could be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks. On June 2, 1997, a slide collapsed at the Company's Waterworld park in Concord, California, resulting in one fatality and the park's closure for twelve days. The park re-opened with the approval of the City of Concord on June 14, 1997. Although the collapse and the resulting closure had a material adverse impact on that park's operating performance for 1997, as well as a lesser impact on the Company's Sacramento water park (which is also named "Waterworld"), located approximately seventy miles from the Concord park, the Company's other parks were not adversely affected. The Company has recovered all of the Concord park's operating shortfall under its business interruption insurance. In addition, the Company believes that its liability insurance coverage should be more than adequate to provide for any personal injury liability which may ultimately be found to exist in connection with the collapse.

    The Company believes that, based on current and anticipated operating results, cash flow from operations, available cash, available borrowings under the Credit Facilities and the net proceeds of the Offerings (to the extent not used in connection with the Six Flags acquisition) will be adequate to meet the

Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock dividends and its obligations under arrangements relating to the Co-Venture Parks, for at least the next several years. The Company may, however, need to refinance all or a portion of its debt on or prior to maturity or to obtain additional financing.

NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net income. After the acquisition of Walibi, the only item not currently included in the Company's consolidated statement of operations would be the currency translation adjustment that will be reported as part of stockholders' equity after the acquisition. The Company will adopt SFAS No. 130 in the year 1998.

    Also in June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that a public entity report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 131 in 1998. However, such adoption is not expected to impact the Company's financial disclosures because the Company's current operations are limited to one reportable operating segment under SFAS No. 131's definitions. After the acquisition of Walibi, the Company will be required to disclose certain financial information related to its foreign operations.

    In January 1997, the Securities and Exchange Commission issued Release No. 33-7386, which requires enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to financial statements. The release also requires certain quantitative and qualitative disclosure outside financial statements about market risks inherent in market risk sensitive instruments and other financial instruments. The requirements regarding accounting policy descriptions were effective for any fiscal period ending after June 15, 1997. However, because derivative financial and commodity instruments have not materially affected the Company's consolidated financial position, cash flows or results of operations, this part of the release does not affect the Company's 1997 financial statement disclosures. The quantitative and qualitative disclosures required by the release will be initially provided in the Company's annual report on Form 10-K for the year ending December 31, 1998.

IMPACT OF YEAR 2000 ISSUE

    An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of past practices in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations. Costs in connection with any such modifications are not expected to be material.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Identification of Directors

    Incorporated by reference from the information captioned "Proposal 1:
Election of Directors" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1998.

    (b) Identification of Executive Officers

    Information regarding executive officers is included in Item 1 of Part I herein.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference from the information captioned "Executive Compensation" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

    (a), (b) Incorporated by reference from the information captioned "Stock Ownership of Management and Certain Beneficial Holders" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1998.

    (c) Changes in Control

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information captioned "Certain Transactions" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
  AND REPORTS ON FORM 8-K

    (a)(1) and (2) Financial Statements and Financial Statement Schedules

    The following consolidated financial statements of the Premier Parks Inc. and subsidiaries, the notes thereto, the related report thereon of independent auditors, and financial statement schedules are filed under Item 8 of this
Report:

                                                                                                               PAGE
                                                                                                            -----------
Independent Auditors' Report..............................................................................         F-2
Consolidated Balance Sheets--December 31, 1997 and 1996...................................................         F-3
Consolidated Statements of Operations
  Years ended December 31, 1997, 1996 and 1995............................................................         F-4
Consolidated Statements of Stockholders' Equity
  Years ended December 31, 1997, 1996 and 1995............................................................         F-5
Consolidated Statements of Cash Flows
  Years ended December 31, 1997, 1996 and 1995............................................................         F-6
Notes to Consolidated Financial Statements................................................................         F-8

    Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)     See Exhibit Index.

(b)        Reports on Form 8-K
           The Company's Current Report on Form 8-K, dated November 7, 1997, as amended.
           The Company's Current Report on Form 8-K, dated December 15, 1997.
           The Company's Current Report on Form 8-K, dated February 9, 1998.

(c)        Exhibits
           See Item 14(a)(3) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 1998

                                PREMIER PARKS INC.

                                By:             /s/ KIERAN E. BURKE
                                     -----------------------------------------
                                                  Kieran E. Burke
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the following capacities on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ KIERAN E. BURKE          Chief Executive Officer
------------------------------    (Principal Executive        March 23, 1998
       Kieran E. Burke            Officer)
                                  and Director

        /s/ GARY STORY
------------------------------  President, Chief Operating    March 23, 1998
          Gary Story              Officer and Director

                                Chief Financial Officer
   /s/ JAMES F. DANNHAUSER        (Principal Financial and
------------------------------    Accounting                  March 23, 1998
     James F. Dannhauser          Officer) and Director

    /s/ PAUL A. BIDDELMAN
------------------------------  Director                      March 23, 1998
      Paul A. Biddelman

    /s/ MICHAEL E. GELLERT
------------------------------  Director                      March 23, 1998
      Michael E. Gellert

       /s/ JACK TYRRELL
------------------------------  Director                      March 23, 1998
         Jack Tyrrell

      /s/ SANDY GURTLER
------------------------------  Director                      March 23, 1998
        Sandy Gurtler

     /s/ CHARLES R. WOOD
------------------------------  Director                      March 23, 1998
       Charles R. Wood

                               PREMIER PARKS INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................         F-2
Consolidated Balance Sheets--December 31, 1997 and 1996....................................................         F-3
Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and 1995........................         F-4
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997, 1996 and 1995..............         F-5
Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995........................         F-6
Notes to Consolidated Financial Statements.................................................................         F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Premier Parks Inc.:

    We have audited the accompanying consolidated balance sheets of Premier Parks Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Parks Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Oklahoma City, Oklahoma
February 23, 1998

                               PREMIER PARKS INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                           1997           1996
                                                                                      --------------  ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.........................................................  $   84,288,000     4,043,000
  Accounts receivable...............................................................       6,537,000     1,180,000
  Inventories.......................................................................       5,547,000     4,200,000
  Income tax receivable.............................................................         995,000       --
  Prepaid expenses and other current assets.........................................       3,690,000     3,416,000
                                                                                      --------------  ------------
      Total current assets..........................................................     101,057,000    12,839,000
                                                                                      --------------  ------------
Other assets:
  Deferred charges..................................................................      10,123,000     6,752,000
  Deposits and other................................................................       3,949,000     9,087,000
                                                                                      --------------  ------------
      Total other assets............................................................      14,072,000    15,839,000
                                                                                      --------------  ------------
Property and equipment, at cost.....................................................     485,866,000   263,175,000
  Less accumulated depreciation.....................................................      35,610,000    17,845,000
                                                                                      --------------  ------------
                                                                                         450,256,000   245,330,000
                                                                                      --------------  ------------
Intangible assets...................................................................      48,876,000    31,669,000
  Less accumulated amortization.....................................................       2,940,000       874,000
                                                                                      --------------  ------------
                                                                                          45,936,000    30,795,000
                                                                                      --------------  ------------
      Total assets..................................................................  $  611,321,000   304,803,000
                                                                                      --------------  ------------
                                                                                      --------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............................................  $   23,199,000    11,059,000
  Accrued interest payable..........................................................       9,785,000     4,304,000
  Current portion of capitalized lease obligations..................................         795,000     1,492,000
                                                                                      --------------  ------------
      Total current liabilities.....................................................      33,779,000    16,855,000
                                                                                      --------------  ------------
Long-term debt and capitalized lease obligations:
  Long-term debt:
    Senior notes....................................................................     215,000,000    90,000,000
    Credit facility.................................................................        --          57,574,000
  Capitalized lease obligations.....................................................       1,231,000     1,768,000
                                                                                      --------------  ------------
      Total long-term debt and capitalized lease obligations........................     216,231,000   149,342,000
Other long-term liabilities.........................................................       4,025,000     4,846,000
Deferred income taxes...............................................................      33,537,000    20,578,000
                                                                                      --------------  ------------
      Total liabilities.............................................................     287,572,000   191,621,000
                                                                                      --------------  ------------
Stockholders' equity:
  Preferred stock, 500,000 shares authorized at December 31, 1997 and 1996; no
    shares issued and outstanding at December 31, 1997 and 1996.....................        --             --
  Common stock, $.05 par value, 90,000,000 and 30,000,000 shares authorized at
    December 31, 1997 and 1996, respectively; 18,899,457 and 11,392,669 shares issued and 18,873,111 and 11,366,323 shares outstanding at December 31, 1997 and
    1996, respectively..............................................................         944,000       569,000
  Capital in excess of par value....................................................     354,235,000   144,642,000
  Accumulated deficit...............................................................     (17,241,000)  (31,340,000)
  Deferred compensation.............................................................     (13,500,000)      --
                                                                                      --------------  ------------
                                                                                         324,438,000   113,871,000
  Less 26,346 common shares of treasury stock, at cost..............................        (689,000)     (689,000)
                                                                                      --------------  ------------
      Total stockholders' equity....................................................     323,749,000   113,182,000
                                                                                      --------------  ------------
      Total liabilities and stockholders' equity....................................  $  611,321,000   304,803,000
                                                                                      --------------  ------------
                                                                                      --------------  ------------

          See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 1997           1996           1995
                                                                            --------------  -------------  ------------
Revenue:
  Theme park admissions...................................................  $   94,611,000     41,162,000    21,863,000
  Theme park food, merchandise, and other.................................      99,293,000     52,285,000    19,633,000
                                                                            --------------  -------------  ------------
      Total revenue.......................................................     193,904,000     93,447,000    41,496,000
                                                                            --------------  -------------  ------------
Operating costs and expenses:
  Operating expenses......................................................      81,356,000     42,425,000    19,775,000
  Selling, general and administrative.....................................      36,547,000     16,927,000     9,272,000
  Costs of products sold..................................................      23,025,000     11,101,000     4,635,000
  Depreciation and amortization...........................................      19,792,000      8,533,000     3,866,000
                                                                            --------------  -------------  ------------
      Total operating costs and expenses..................................     160,720,000     78,986,000    37,548,000
                                                                            --------------  -------------  ------------
      Income from operations..............................................      33,184,000     14,461,000     3,948,000

Other income (expense):
  Interest expense, net...................................................     (17,775,000)   (11,121,000)   (5,578,000)
  Termination fee, net of expenses........................................       8,364,000       --             --
  Other income (expense)..................................................         (59,000)       (78,000)     (177,000)
                                                                            --------------  -------------  ------------
      Total other income (expense)........................................      (9,470,000)   (11,199,000)   (5,755,000)
                                                                            --------------  -------------  ------------
      Income (loss) before income taxes...................................      23,714,000      3,262,000    (1,807,000)
Income tax expense (benefit)..............................................       9,615,000      1,497,000      (762,000)
      Income (loss) before extraordinary loss.............................      14,099,000      1,765,000    (1,045,000)
Extraordinary loss on extinguishment of debt, net of income tax benefit of
  $90,000 in 1995.........................................................        --             --            (140,000)
                                                                            --------------  -------------  ------------
      Net income (loss)...................................................  $   14,099,000      1,765,000    (1,185,000)
                                                                            --------------  -------------  ------------
                                                                            --------------  -------------  ------------
      Net income (loss) applicable to common stock........................  $   14,099,000      1,162,000    (1,714,000)
                                                                            --------------  -------------  ------------
                                                                            --------------  -------------  ------------
Weighted average number of common shares outstanding--basic...............      17,938,000      8,603,000     3,938,000
                                                                            --------------  -------------  ------------
                                                                            --------------  -------------  ------------
  Income (loss) per average common share outstanding--basic:
      Income (loss) before extraordinary loss.............................  $          .79            .14          (.40)
      Extraordinary loss..................................................        --             --                (.04)
                                                                            --------------  -------------  ------------
      Net income (loss)...................................................  $          .79            .14          (.44)
                                                                            --------------  -------------  ------------
                                                                            --------------  -------------  ------------
Weighted average number of common shares outstanding--diluted.............      18,438,000      8,972,000     3,938,000
                                                                            --------------  -------------  ------------
                                                                            --------------  -------------  ------------
Income (loss) per average common share outstanding--diluted:
      Income (loss) before extraordinary loss                               $          .76            .13          (.40)
      Extraordinary loss..................................................        --             --                (.04)
                                                                            --------------  -------------  ------------
      Net income (loss)...................................................  $          .76            .13          (.44)
                                                                            --------------  -------------  ------------
                                                                            --------------  -------------  ------------

          See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                         SERIES A, 7%
                          CUMULATIVE
                         CONVERTIBLE
                       PREFERRED STOCK         COMMON STOCK
                     --------------------  --------------------  CAPITAL IN
                      SHARES                SHARES               EXCESS OF   ACCUMULATED     DEFERRED      TREASURY
                      ISSUED     AMOUNT     ISSUED     AMOUNT    PAR VALUE     DEFICIT     COMPENSATION      STOCK       TOTAL
                     ---------  ---------  ---------  ---------  ----------  ------------  -------------  -----------  ----------
Balances at
  December 31,
  1994.............     --      $  --      3,398,467  $ 170,000  50,573,000  (31,920,000)       --          (689,000)  18,134,000
Issuance of
  preferred
  stock............    200,000    200,000     --         --      19,800,000       --            --            --       20,000,000
Conversion of debt
  to common stock..     --         --      1,485,433     74,000   8,888,000       --            --            --        8,962,000
Net loss...........     --         --         --         --          --       (1,185,000)       --            --       (1,185,000)
                     ---------  ---------  ---------  ---------  ----------  ------------  -------------  -----------  ----------
Balances at
  December 31,
  1995.............    200,000    200,000  4,883,900    244,000  79,261,000  (33,105,000)       --          (689,000)  45,911,000
Conversion of
  preferred stock
  to common
  stock............   (200,000)  (200,000) 2,560,928    128,000      72,000       --            --            --           --
Issuance of common
  stock............     --         --      3,947,841    197,000  65,309,000       --            --            --       65,506,000
Net income.........     --         --         --         --          --        1,765,000        --            --        1,765,000
                     ---------  ---------  ---------  ---------  ----------  ------------  -------------  -----------  ----------
Balances at
  December 31,
  1996.............     --         --      11,392,669   569,000  144,642,000 (31,340,000)       --          (689,000)  113,182,000
Issuance of common
  stock............     --         --      7,506,788    375,000  209,593,000      --        (14,625,000)      --       195,343,000
Amortization of
  deferred
  compensation.....     --         --         --         --          --           --          1,125,000       --        1,125,000
Net income.........     --         --         --         --          --       14,099,000        --            --       14,099,000
                     ---------  ---------  ---------  ---------  ----------  ------------  -------------  -----------  ----------
Balances at
  December 31,
  1997.............     --      $  --      18,899,457 $ 944,000  354,235,000 (17,241,000)   (13,500,000)    (689,000)  323,749,000
                     ---------  ---------  ---------  ---------  ----------  ------------  -------------  -----------  ----------
                     ---------  ---------  ---------  ---------  ----------  ------------  -------------  -----------  ----------

          See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                        1997            1996            1995
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net income (loss)..............................................  $   14,099,000       1,765,000      (1,185,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization................................      19,792,000       8,533,000       3,866,000
    Deferred compensation........................................       1,125,000        --              --
    Extraordinary loss on early extinguishment of debt...........        --              --               230,000
    Amortization of debt issuance costs..........................       1,918,000         811,000         317,000
    Gain on sale of assets.......................................         (46,000)        (51,000)       --
    (Increase) decrease in accounts receivable...................      (5,272,000)       (215,000)      5,794,000
    Deferred income taxes (benefit)..............................       6,737,000       1,433,000        (808,000)
    Increase in income tax receivable............................        (995,000)       --              --
    Increase in inventories and prepaid expenses and other
      current assets.............................................      (1,150,000)     (2,360,000)       (455,000)
    (Increase) decrease in deposits and other assets.............       6,237,000      (3,947,000)      1,197,000
    Increase (decrease) in accounts payable and accrued
      expenses...................................................        (776,000)      5,216,000      (2,366,000)
    Increase in accrued interest payable.........................       5,481,000         146,000       4,056,000
                                                                   --------------  --------------  --------------
        Total adjustments........................................      33,051,000       9,566,000      11,831,000
                                                                   --------------  --------------  --------------
        Net cash provided by operating activities................      47,150,000      11,331,000      10,646,000
                                                                   --------------  --------------  --------------
Cash flows from investing activities:
  Proceeds from the sale of equipment............................         246,000         476,000        --
  Other investments..............................................         (38,000)        (48,000)        (63,000)
  Additions to property and equipment............................    (135,852,000)    (39,423,000)    (10,732,000)
  Acquisition of theme park assets...............................     (60,050,000)   (116,154,000)       --
  Acquisition of Stuart Amusement Company in 1997 and Funtime
    Parks, Inc. in 1995, net of cash acquired....................     (21,376,000)       --           (63,344,000)
                                                                   --------------  --------------  --------------
        Net cash used in investing activities....................    (217,070,000)   (155,149,000)    (74,139,000)
                                                                   --------------  --------------  --------------
Cash flows from financing activities:
  Repayment of debt..............................................     (66,576,000)     (1,082,000)    (17,487,000)
  Proceeds from borrowings.......................................     132,500,000      57,574,000      93,500,000
  Net cash proceeds from issuance of preferred stock.............        --              --            20,000,000
  Net cash proceeds from issuance of common stock................     189,530,000      65,306,000        --
  Payment of debt issuance costs.................................      (5,289,000)     (2,724,000)     (5,099,000)
                                                                   --------------  --------------  --------------
        Net cash provided by financing activities................     250,165,000     119,074,000      90,914,000
                                                                   --------------  --------------  --------------
Increase (decrease) in cash and cash equivalents.................      80,245,000     (24,744,000)     27,421,000
Cash and cash equivalents at beginning of year...................       4,043,000      28,787,000       1,366,000
                                                                   --------------  --------------  --------------
Cash and cash equivalents at end of year.........................  $   84,288,000       4,043,000      28,787,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Supplementary cash flow information:
  Cash paid for interest.........................................  $   18,315,000      11,640,000       1,701,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
  Cash paid (received) for income taxes (refund).................  $    3,697,000          64,000         (22,000)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                               PREMIER PARKS INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Supplemental disclosure of noncash investing and financing activities:

1997

    - The Company issued $5,813,000 of common stock (153,800 shares) as components of theme park acquisitions.

    - The Company issued restricted common stock (450,000 shares) to certain employees valued at $14,625,000.

    - The Company assumed $268,000 of capital lease obligations as a component of a theme park acquisition.

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

                               PREMIER PARKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS

    Premier Parks Inc. (the Company) owns and operates regional theme amusement and water parks. As of December 31, 1997, the Company and its subsidiaries own and operate twelve parks: Adventure World, a combination theme and water park located in Largo, Maryland; Darien Lake & Camping Resort, a combination theme and water park with an adjacent camping resort and performing arts center, located between Buffalo and Rochester, New York; Elitch Gardens, a theme park located in Denver, Colorado; Frontier City, a western theme park located in Oklahoma City, Oklahoma; Geauga Lake, a combination theme and water park located near Cleveland, Ohio; The Great Escape and Splash Water Kingdom, a combination theme and water park located in Lake George, New York; Kentucky Kingdom--The Thrill Park, located in Louisville, Kentucky; Riverside Park, a theme park located near Springfield, Massachusetts; two water parks operated under the name Waterworld/USA, located in Northern California; White Water Bay, a tropical water park located in Oklahoma City, Oklahoma; and Wyandot Lake, a water park which also includes "dry rides" located in Columbus, Ohio. The Company also manages Marine World Africa USA in Vallejo, California.

BASIS OF PRESENTATION

    The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles.

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and limited partnerships and limited liability companies in which the Company beneficially owns 100% of the interests. Intercompany transactions and balances have been eliminated in consolidation.

    The Company's investment in a partnership in which it does not own a controlling interest is accounted for using the equity method and included in other assets.

CASH EQUIVALENTS

    Cash equivalents of $73,694,000 and $2,753,000 at December 31, 1997 and 1996, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market and primarily consist of products for resale including merchandise and food and miscellaneous supplies including repair parts for rides and attractions.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)
ADVERTISING COSTS

    Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations in the year incurred. The amounts capitalized at year-end are included in prepaid expenses.

    Advertising and promotions expense incurred was $21,600,000, $9,100,000, and $5,700,000 during 1997, 1996, and 1995, respectively.

DEFERRED CHARGES

    The Company capitalizes all costs related to the issuance of debt with such costs included in deferred charges in the consolidated balance sheets. The amortization of such costs is recognized as interest expense under a method approximating the interest method over the life of the respective debt issue. As of December 31, 1996, approximately $626,000 of costs associated with the Company's January 1997 debt and equity offerings (notes 5 and 8) were also included in deferred charges.

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

INTANGIBLE ASSETS

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 25 years. Impairment of goodwill is assessed whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)
INTEREST EXPENSE RECOGNITION

    Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Capitalized lease obligations that do not have a stated interest rate or that have interest rates considered to be lower than prevailing market rates (when the obligations were incurred) are carried at amounts discounted to impute a market rate of interest cost. Total interest expense incurred was $25,714,000, $12,597,000, and $6,074,000 in 1997, 1996 and 1995,
respectively. Interest expense in the accompanying consolidated statements of operations is shown net of interest income.

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

INCOME (LOSS) PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement requires that all prior-period earnings per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of applying SFAS No. 128 was not material to the Company's prior period's earnings per share data. The previously reported amounts for earnings per share were replaced by basic earnings per share and diluted earnings per share. Basic earnings per share for the second quarter of 1997 and for the year 1996 are $.01 per share higher than the previously reported primary earnings per share amounts.

    The Company issued convertible preferred stock in 1995. Preferred stock dividends of $603,000 and $529,000, which were paid through additional issuances of common stock, were considered in determining net income (loss) applicable to common stock in 1996 and 1995, respectively.

    Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

    The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income per average common share outstanding for the years 1997 and 1996. The Company incurred a loss in 1995 and the effect on diluted loss per average common share

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED) outstanding of all contingently issuable common shares was antidilutive. Therefore, there is no difference in the number of shares used in the basic and diluted calculations for the year 1995.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                             1997         1996
                                                                                         ------------  ----------
Weighted average number of common shares outstanding--basic............................    17,938,000   8,603,000
Dilutive effect of potential common shares issuable upon the exercise of employee stock
  options..............................................................................       500,000     369,000
                                                                                         ------------  ----------
Weighted average number of common shares outstanding--diluted..........................    18,438,000   8,972,000
                                                                                         ------------  ----------
                                                                                         ------------  ----------

STOCK OPTIONS

    On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Companies which continue to apply the provisions of APB No. 25 are required by SFAS No. 123 to disclose pro forma net earnings and net earnings per share for employee stock option grants made in 1995, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25, and has provided the pro forma disclosures required by SFAS No. 123 in note 8.

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

RECLASSIFICATIONS

    Reclassifications have been made to certain amounts reported in 1996 and 1995 to conform with the 1997 presentation.

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

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(3) ACQUISITION OF THEME PARKS PRIOR TO JANUARY 1998

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

    The accompanying 1997, 1996 and 1995 consolidated statements of operations reflect the results of Funtime from the date of acquisition (August 15, 1995).

    On October 31, 1996, the Company acquired all of the interests of a partnership which owned substantially all of the assets used in the operation of Elitch Gardens for $62,500,000 in cash. Thereupon, the partnership dissolved by operation of law. As a result, the assets were then directly owned by the Company. The transaction was accounted for as a purchase. In addition, the Company entered into a five-year non-competition agreement with the president of Elitch Gardens Company's general partner. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $4,506,000 of costs recorded as intangible assets, primarily goodwill. The general partner and a principal limited partner of Elitch Gardens Company have agreed severally to indemnify the Company for claims in excess of $100,000 in an amount up to $1,000,000 per partner.

    On November 19, 1996, the Company acquired all of the interests of two partnerships which owned substantially all of the assets used in the operation of the two Waterworld/USA water parks and a related family entertainment center for an aggregate cash purchase price of approximately $17,250,000, of which $862,500 was placed in escrow to fund potential indemnification claims by the Company. Thereupon, the partnerships dissolved by operation of law. As a result, the assets were then directly owned by the Company. The transaction was accounted for as a purchase. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $5,110,000 of costs recorded as intangible assets, primarily goodwill.

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

    The accompanying 1997 and 1996 consolidated statement of operations reflects the results of the Elitch Gardens, Waterworld/USA, and The Great Escape and Splash Water Kingdom acquisitions from their respective acquisition dates.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(3) ACQUISITION OF THEME PARKS PRIOR TO JANUARY 1998 (CONTINUED)
    On February 5, 1997, the Company acquired all of the outstanding common stock of Stuart Amusement Company (Stuart), the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of $22,200,000 ($1,000,000 of which was paid through issuance of 32,129 of the Company's common shares). The transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $6,623,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart's assets and liabilities. Approximately $10,484,000 of cost in excess of the fair value of the net assets acquired was recorded as intangible assets, primarily goodwill.

    On November 7, 1997, the Company acquired all of the interests of a limited liability company which owned substantially all of the theme park assets of Kentucky Kingdom--The Thrill Park (Kentucky Kingdom), located in Louisville, Kentucky, for a purchase price of $64,000,000 of which $4,831,000 was paid through the issuance of 121,671 shares of the Company's common stock. The Company may be required to issue additional shares of common stock based upon the level of revenues at Kentucky Kingdom during 1998, 1999, and 2000. The acquisition was accounted for as a purchase. The purchase price was primarily allocated to property and equipment with $4,592,000 of costs recorded as intangible assets, primarily goodwill. The value of the additional shares, if any, will be recognized as additional goodwill.

    The accompanying 1997 consolidated statement of operations reflects the results of Stuart and Kentucky Kingdom from their respective acquisition dates.

    The following summarized pro forma results of operations assumes that for the year ended December 31, 1997, the Stuart and Kentucky Kingdom acquisitions and related transactions occurred as of the beginning of 1997 and for the year ended December 31, 1996, assumes that these acquisitions, the Elitch Gardens, The Great Escape and Splash Water Kingdom, and Waterworld/USA acquisitions, and the related transactions occurred as of the beginning of 1996.

                                                                    1997            1996
                                                               --------------  --------------
                                                                        (UNAUDITED)
                                                                       (IN THOUSANDS)
Total revenues...............................................  $      215,620         175,224
Net income...................................................          15,210          12,436
Income per weighted average common share
  outstanding--basic.........................................             .81             .66

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(4) PROPERTY AND EQUIPMENT

    Property and equipment, at cost, are classified as follows:

                                                                     1997           1996
                                                                --------------  -------------
Land..........................................................  $   40,099,000     27,760,000
Buildings and improvements....................................     159,661,000    106,302,000
Rides and attractions.........................................     254,969,000    112,379,000
Equipment.....................................................      31,137,000     16,734,000
                                                                --------------  -------------
Total.........................................................     485,866,000    263,175,000
Less accumulated depreciation.................................     (35,610,000)   (17,845,000)
                                                                --------------  -------------
                                                                $  450,256,000    245,330,000
                                                                --------------  -------------
                                                                --------------  -------------

    Included in property and equipment are costs and accumulated depreciation associated with capitalized leases as follows:

                                                                         1997         1996
                                                                     ------------  ----------
Cost...............................................................  $  6,386,000   6,069,000
Accumulated depreciation...........................................      (826,000)   (577,000)
                                                                     ------------  ----------
                                                                     $  5,560,000   5,492,000
                                                                     ------------  ----------
                                                                     ------------  ----------

(5) LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

    At December 31, 1997 and 1996, long-term debt and capitalized lease obligations consist of:

                                                                     1997           1996
                                                                --------------  -------------
Long term debt:
  Senior notes due 2003 (a)...................................  $   90,000,000     90,000,000
  Senior notes due 2007 (b)...................................     125,000,000       --
  Credit facility (c).........................................        --           57,574,000
                                                                --------------  -------------
  Total long-term debt........................................     215,000,000    147,574,000
Capitalized lease obligations:
  Capitalized lease obligations maturing 1998 through 2000,
    requiring aggregate annual lease payments ranging from
    approximately $20,000 to $548,000 including implicit
    interest at rates ranging from 9.875% to 14% and secured
    by equipment with a net book value of approximately
    $5,560,000 as of December 31, 1997........................       2,026,000      3,260,000
                                                                --------------  -------------
      Total...................................................  $  217,026,000    150,834,000
                                                                --------------  -------------
                                                                --------------  -------------

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(5) LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)
------------------------

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

The indenture, as amended, permits the Company, subject to certain limitations, to incur additional indebtedness, including the $125,000,000 of indebtedness issued January 31, 1997 described below and secured senior revolving credit facility indebtedness of up to $75,000,000.

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

    (b) On January 31, 1997, the Company issued $125,000,000 of 9 3/4% senior notes due January 2007. The notes are senior unsecured obligations of the Company and equal to the Company's 2003 notes in priority upon liquidation. Interest is payable on January 15 and July 15 of each year, commencing July 15, 1997. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. Additionally, at any time prior to January 15, 2000, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount. The notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal operating subsidiaries.

The indenture under which the notes were issued places limitations substantially similar to those of the Company's senior notes due in 2003. A portion of the proceeds were used to fully pay amounts outstanding under the Company's Credit Facility.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(5) LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)
    (c) In connection with the 1996 acquisitions described in note 3, in October 1996 the Company entered into a senior secured credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility had an aggregate availability of $115,000,000 of which (i) up to $30,000,000 under the revolving credit facility (the "Revolving Credit Facility") was for working capital and general corporate purposes; (ii) up to $25,000,000 ("Facility A") was to finance capital expenditures prior to April 30, 1998; and (iii) up to $60,000,000 ("Facility B") was to finance certain acquisitions by the Company (including the acquisitions described in note 3), provided that at least 50% of the consideration for any such acquisition or improvements under Facility A or Facility B (collectively, the "Term Loan Facility") was required to have been funded by the Company. Interest rates per annum under the Credit Facility were equal to a base rate equal to the higher of the Federal Funds Rate plus 1/2% or the prime rate of Citibank N.A., in each case plus the Applicable Margin (as defined thereunder) or the London Interbank Offered Rate plus the Applicable Margin. Commitment fees approximated $620,000 and $53,000 in 1997 and 1996, respectively. The Revolving Credit Facility was to terminate October 31, 2002 (reducing to $15,000,000 on October 31, 2001) and borrowings under the Term Loan Facility were to mature October 31, 2001; however, aggregate principal payments of $7,500,000, $20,000,000 and $25,000,000 were to be required under the Term Loan Facility during 1998, 1999 and 2000, respectively. Borrowings under the Revolving Credit Facility were required to be fully paid for at least 30 days each year and were secured by substantially all of the Company's assets (other than real estate) and guarantees of the Company's principal subsidiaries. Borrowings under the Term Loan Facility were secured by the assets acquired with the proceeds thereof, and limited guarantees of the Company's principal subsidiaries. The Credit Facility contained restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility required that the Company comply with certain specified financial ratios and tests, including ratios of total debt to earnings before interest, taxes and depreciation and amortization (EBITDA), interest expense to EBITDA, and fixed charges to EBITDA.

On January 31, 1997, the Company and the syndicate of banks agreed to amend the Credit Facility. The $30,000,000 Revolving Credit Facility has a maturity date of December 31, 2001 (without reduction prior to that date). Additionally, following repayment of amounts that were then outstanding under the Term Loan Facility through the use of proceeds from the Company's January 1997 debt and equity offerings, the Term Loan Facility was converted into an $85,000,000 reducing revolving credit facility. The Term Loan Facility, as amended, will be available to fund acquisitions and make capital improvements. The amount available under the Term Loan Facility reduces to $75,000,000 on December 31, 1999, to $45,000,000 on December 31, 2000, and matures on December 31, 2001. Borrowings under the amended Credit Facility are secured by substantially all the assets of the Company and its subsidiaries (other than real estate) and are guaranteed by the Company's operating subsidiaries. The restrictive covenants are essentially the same as those of the original October 1996 credit facility.

    On February 9, 1998, the Company terminated the Credit Facility. No amounts were outstanding as of December 31, 1997 or as of the termination date.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(5) LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)
    Annual maturities of long-term debt and capitalized lease obligations, adjusted to reflect the payment of the amounts outstanding under the Credit Facility through use of proceeds of the January 1997 note issuance, during the five years subsequent to December 31, 1997, are as follows:

1998..........................................................  $   795,000
1999..........................................................      412,000
2000..........................................................      723,000
2001..........................................................       67,000
2002 and thereafter...........................................  215,029,000
                                                                -----------
                                                                $217,026,000
                                                                -----------
                                                                -----------

    The fair value of the Company's long-term debt is estimated by using quoted prices or discounted cash flow analyses based on current borrowing rates for debt with similar maturities. Under the above assumptions the estimated fair value of long-term debt and capitalized lease obligations at December 31, 1997 and 1996, is approximately $236,000,000 and $160,000,000, respectively.

(6) TERMINATION FEE

    During October 1997, the Company entered into an agreement with the limited partner of the partnership that owns the Six Flags Over Texas theme park. The general terms of the agreement were for the Company to become the managing general partner of the partnership, to manage the operations of the park, to receive a portion of the income from such operations, and to purchase limited partnership units over the term of the agreement. The provisions of the agreement also granted the Company an option to purchase all of the partnership interests in the partnership at the end of the agreement.

    The agreement was non-exclusive and contained a termination fee of $10,750,000 payable to the Company in the event the agreement was terminated. Subsequent to the Company's agreement with the limited partnership, the prior operator of the theme park also reached an agreement with the limited partnership. The Company received the termination fee in December 1997 and has included the termination fee, net of $2,386,000 of expenses associated with the transaction, as a component of other income (expense) in the accompanying 1997 consolidated statement of operations.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(7) INCOME TAXES

    Income tax expense (benefit) allocated to operations for 1997, 1996 and 1995 consists of the following:

                                                                              CURRENT      DEFERRED     TOTAL
                                                                            ------------  ----------  ----------
1997:
  U.S. Federal............................................................  $  2,505,000   6,060,000   8,565,000
  State and local.........................................................       373,000     677,000   1,050,000
                                                                            ------------  ----------  ----------
                                                                            $  2,878,000   6,737,000   9,615,000
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------
1996:
  U.S. Federal............................................................       --        1,335,000   1,335,000
  State and local.........................................................        64,000      98,000     162,000
                                                                            ------------  ----------  ----------
                                                                            $     64,000   1,433,000   1,497,000
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------
1995:
  U.S. Federal............................................................       (44,000)   (508,000)   (552,000)
  State and local.........................................................       --         (210,000)   (210,000)
                                                                            ------------  ----------  ----------
                                                                            $    (44,000)   (718,000)   (762,000)
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------

    Recorded income tax expense (benefit) allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 1997 and 34% in 1996 and 1995 to pretax income (loss) approximately as follows:

                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------
Computed "expected" federal income tax expense (benefit)...................  $  8,300,000   1,109,000    (614,000)
Amortization of goodwill...................................................       327,000     180,000      78,000
Other, net.................................................................       200,000      87,000     (68,000)
Effect of state and local income taxes, net of federal tax benefit.........       788,000     121,000    (158,000)
                                                                             ------------  ----------  ----------
                                                                             $  9,615,000   1,497,000    (762,000)
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

    Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards, alternative minimum tax carryforwards, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 1997 and 1996, are presented below:

                                                                                           1997           1996
                                                                                       -------------  ------------
Deferred tax assets before valuation allowance.......................................  $  21,891,000    11,496,000
Less valuation allowance.............................................................      1,196,000     1,196,000
                                                                                       -------------  ------------
Net deferred tax assets..............................................................     20,695,000    10,300,000
Deferred tax liabilities.............................................................     54,232,000    30,878,000
                                                                                       -------------  ------------
Net deferred tax liability...........................................................  $  33,537,000    20,578,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(7) INCOME TAXES (CONTINUED)
    The Company's deferred tax liability results from the financial carrying value for property and equipment being substantially in excess of the Company's tax basis in the corresponding assets. The Company's property and equipment are being depreciated primarily over a 7-year period for tax reporting purposes and a longer 20- to 25-year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income. Because most of the Company's depreciable assets' financial carrying value and tax basis difference will reverse before the expiration of the Company's net operating loss carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that it will more likely than not realize the benefits of these net future deductions.

    The Company has experienced ownership changes within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. As a result of the ownership changes, net operating loss carryforwards generated before the ownership changes can be deducted in subsequent periods only in certain limited situations. Accordingly, it is probable that the Company will not be able to use most of the net operating loss carryforwards generated prior to October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. The Company experienced an additional ownership change on June 4, 1996, as a result of the issuance of shares of common stock and the conversion of preferred stock into additional shares of common stock. This ownership change may limit the use of the Company's November 1992 through June 1996 net operating loss carryforwards in a given year; however, it is more likely than not that the post-October 1992 carryforwards will be fully utilized by the Company before their expiration.

    As of December 31, 1997, the Company has approximately $36,709,000 of net operating loss carryforwards available for federal income tax purposes which expire through 2012. Included in that total are pre-October 30, 1992, net operating loss carryforwards of which $3,400,000 are not expected to be utilized. Additionally, the Company has approximately $4,370,000 of alternative minimum tax credits which have no expiration date.

(8) STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company has authorized 500,000 shares of preferred stock, $1 par value. During 1995, the Company issued 200,000 shares of Series A, 7% cumulative convertible preferred stock at $100 per share. During June 1996, the shares, including all dividends thereon, were converted into 2,560,928 common shares. The Company has agreed to provide the former preferred stockholders certain registration rights relative to the common stock issued upon conversion of the preferred stock.

    Holders of Series A preferred stock were entitled to receive cumulative dividends at an annual rate of $7 per share. At the Company's election, dividends were payable in cash and/or in additional Series A preferred stock. The terms of the Company's senior notes and credit facility limit the Company's ability to pay cash dividends. All dividends paid to the preferred stockholders were made by additional issuances of common stock at the time of the conversion into shares of common stock as described above.

    All shares of preferred stock rank senior and prior in right to all of the Company's now or hereafter issued common stock with respect to dividend payments and distribution of assets upon liquidation or dissolution of the Company.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(8) STOCKHOLDERS' EQUITY (CONTINUED)
COMMON STOCK

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

    On June 4, 1996, and June 6, 1996, the Company issued 3,425,000 and 513,750, respectively, of its common shares resulting in net proceeds to the Company of $65,306,000. Additionally, on June 4, 1996, the Company exchanged 2,560,928 of its common shares for all 200,000 shares of its previously outstanding preferred stock.

    On January 31, 1997, the Company issued 6,900,000 of its common shares resulting in net proceeds to the Company of approximately $189,530,000.

STOCK OPTIONS AND WARRANTS

    In 1996, 1995, 1994, and 1993, certain members of the Company's management were issued seven-year options to purchase 337,500, 248,000, 36,000, and 145,200 of its common shares, at an exercise price of $22.00, $8.25, $7.50, and $5.00 per share, respectively, under the Company's 1996, 1995 and 1993 Stock Option and Incentive Plans (the Plans). No stock options were issued during 1997. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. These options may be exercised on a cumulative basis with 20% of the total exercisable on date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically and without notice terminate upon the seventh anniversary of the issuance date or upon termination of employment.

    At December 31, 1997, there were 503,300 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $14.97 and $5.56 on the date of grant using the Black--Scholes option-pricing model with the following weighted-average assumptions: 1996--expected dividend yield 0%, risk-free interest rate of 6.25%, and an expected life of 5 years; 1995--expected dividend yield 0%, risk-free interest rate of 5.5%, and an expected life of 5 years.

    The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(8) STOCKHOLDERS' EQUITY (CONTINUED)
under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:

                                                                              1997          1996        1995
                                                                          -------------  ----------  -----------
Net income (loss) applicable to common stock:
                                                          As reported     $  14,099,000   1,162,000   (1,714,000)
                                                          Pro forma          13,325,000     390,000   (1,880,000)
Income (loss) per average common share
  outstanding--basic:
                                                          As reported     $         .79         .14         (.44)
                                                          Pro forma                 .74         .05         (.48)

    Pro forma net income (loss) applicable to common stock reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

    Stock option activity during the periods indicated is as follows:

                                                                                       NUMBER OF   WEIGHTED-AVERAGE
                                                                                        SHARES      EXERCISE PRICE
                                                                                      -----------  -----------------
Balance at December 31, 1994........................................................     181,200       $    5.50
  Granted...........................................................................     248,000            8.25
  Exercised.........................................................................      --              --
  Forfeited.........................................................................      --              --
  Expired...........................................................................      --              --
                                                                                      -----------         ------
Balance at December 31, 1995........................................................     429,200            7.09
  Granted...........................................................................     337,500           22.00
  Exercised.........................................................................      --              --
  Forfeited.........................................................................      --              --
  Expired...........................................................................      --              --
                                                                                      -----------         ------
Balance at December 31, 1996........................................................     766,700           13.65
  Granted...........................................................................      --              --
  Exercised.........................................................................      --              --
  Forfeited.........................................................................      (2,000)           5.00
  Expired...........................................................................      --              --
                                                                                      -----------         ------
Balance at December 31, 1997........................................................     764,700       $   13.67
                                                                                      -----------         ------
                                                                                      -----------         ------

    At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.00 to $22.00 and 5.01 years, respectively.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(8) STOCKHOLDERS' EQUITY (CONTINUED)
    At December 31, 1997, 1996, and 1995, the number of options exercisable was 455,800, 304,460 and 151,120, respectively, and weighted-average exercise price of those options was $11.25, $10.01 and $6.30, respectively.

    In 1989, the Company's current chairman was issued a ten-year warrant to purchase 26,346 common shares (currently being held as treasury stock) at an exercise price of $1.00 per share and a ten-year warrant to purchase 18,693 common shares at an exercise price of $1.00 per share.

SHARE RIGHTS PLAN

    On December 10, 1997, the Company's board of directors authorized a share rights plan. Under the plan, stockholders have one right for each share of common stock held. The rights become exercisable ten business days after (a) an announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the voting shares outstanding, or (b) the commencement or announcement of a person's or group's intention to commence a tender or exchange offer that could result in a person or group owning 15% or more of the voting shares outstanding.

    Each right entitles its holder (except a holder who is the acquiring person) to purchase 1/100 of a share of a junior participating series of preferred stock designated to have economic and voting terms similar to those of one share of common stock for $250.00, subject to adjustment. In the event of certain merger or asset sale transactions with another party or transactions which would increase the equity ownership of a shareholder who then owned 15% or more of the Company, each right will entitle its holder to purchase securities of the merging or acquiring party with a value equal to twice the exercise price of the right.

    The rights, which have no voting power, expire in 2008. The rights may be redeemed by the Company for $.01 per right until the right becomes exercisable.

RESTRICTED STOCK GRANT

    The Company has issued 450,000 restricted common shares to members of the Company's senior management. The restrictions on the stock lapse ratably over a six-year term commencing January 1, 1998, generally based upon the continued employment of the members of management. The restrictions also lapse if any or all members are terminated without cause or if a change in control of the Company occurs. The fair value of the restricted shares, as determined at the date of grant, approximated $14,625,000 and will be recognized as an expense over the vesting term.

(9) 401(K) PLAN

    The Company has a qualified, contributory 401(k) plan (the Plan). All regular employees are eligible to participate in the Plan if they have completed one full year of service and are at least 21 years old. The Company matches 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested. The Company recognized approximately $377,000, $150,000 and $32,000 of expense in the years ended December 31, 1997, 1996 and 1995, respectively.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(10) MARINE WORLD

    In April 1997, the Company became manager of Marine World, a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In November 1997, the Company exercised its option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). At December 31, 1997, the Company is in the process of adding theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. The Company is entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. The Company also has an option to purchase the entire site commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52.0 million at February 2002) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow). The Company currently expects to exercise this purchase option when it becomes exercisable.

(11) COMMITMENTS AND CONTINGENCIES

    The Company leases office space under a lease agreement which expires April 30, 2001. The lease requires minimum monthly payments over its term and also escalation charges for proportionate share of expenses as defined in the lease. An affiliate of the Company shares office space with the Company and has agreed to pay 50% of the rental payments. Rent expense recognized by the Company (after deduction of amounts paid by the affiliate) for the years ended December 1997, 1996 and 1995, aggregated $64,000, $64,000, and $68,000, respectively.

    The Company leases the sites of Wyandot Lake and each of the two Waterworld/USA locations with rent based upon percentages of revenues earned by each park. During 1997, 1996, and 1995, the Company recognized approximately $1,110,000, $385,000 and $100,000, respectively, of rental expense under these rent agreements.

    Total rental expense, including office space and park sites, was approximately $2,229,000, $1,227,000, and $550,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

    On June 2, 1997, a water slide collapsed at the Company's Waterworld/USA park in Concord, California, resulting in one fatality and the park's closure for twelve days. Although the collapse and the resulting closure had a material adverse impact on that park's operating performance for 1997, as well as a lesser impact on the Company's Sacramento water park (which is also named "Waterworld/USA"), located approximately seventy miles from the Concord park, the Company's other parks were not adversely affected. The Company has recovered all of the Concord park's operating shortfall under its business interruption insurance. In addition, the Company believes that its liability insurance coverage should be adequate to provide for any personal injury liability which may ultimately be found to exist in connection with the collapse.

    The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(11) COMMITMENTS AND CONTINGENCIES (CONTINUED) outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to consolidated financial condition, operations, or liquidity after consideration of recorded accruals.

(12) CERTAIN TRANSACTIONS

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

(13) PROPOSED ACQUISITIONS OF ADDITIONAL THEME PARKS

    On December 15, 1997, the Company entered into an agreement with the majority shareholders of Walibi, S.A. (Walibi), to purchase the outstanding stock of Walibi held by the majority shareholders. The purchase agreement commits the Company to tender for the remaining stock. The estimated aggregate purchase price of the Walibi common stock plus the debt of Walibi to be assumed by the Company will approximate $140,000,000. The acquisition will be accounted for using the purchase method of accounting and is expected to be completed in March 1998.

    On February 9, 1998, the Company agreed to purchase 100% of the capital stock of Six Flags Entertainment Corporation for $965,000,000 (subject to adjustment) and the assumption of approximately $770,000,000 of indebtedness. The purchase price is payable in cash or, at the Company's option, cash and up to $200,000,000 of preferred stock. The Company has filed registration statements to offer equity and debt securities to fund the cash portion of the purchase price. The acquisition will be accounted for using the purchase method of accounting and is expected to be completed in April 1998.

    If the agreement to purchase Six Flags is terminated, except as a result of legal or governmental restrictions or by mutual consent, the Company may be required to pay a termination fee of $25,000,000.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1997, 1996 AND 1995

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Following is a summary of the unaudited interim results of operations for the years ended December 31, 1997 and 1996:

                                                                                   1997
                                                  ----------------------------------------------------------------------
                                                      FIRST         SECOND         THIRD        FOURTH         FULL
                                                     QUARTER       QUARTER        QUARTER       QUARTER        YEAR
                                                  -------------  ------------  -------------  -----------  -------------
Revenue.........................................  $   4,264,000    62,468,000    120,014,000    7,158,000    193,904,000
Net income (loss) applicable to common stock....     (9,742,000)    5,698,000     27,237,000   (9,094,000)    14,099,000
Net income (loss) applicable to common stock per
  share:
      Basic.....................................  $        (.61)          .31           1.49         (.48)           .79
      Diluted...................................  $        (.61)          .30           1.45         (.48)           .76

                                                                             1996
                                              -------------------------------------------------------------------
                                                 FIRST         SECOND        THIRD        FOURTH         FULL
                                                QUARTER       QUARTER       QUARTER       QUARTER        YEAR
                                              ------------  ------------  ------------  -----------  ------------
Revenue.....................................  $  2,430,000    26,953,000    60,409,000    3,655,000    93,447,000
Net income (loss) applicable to common
  stock.....................................    (5,584,000)     (744,000)   16,238,000   (8,748,000)    1,162,000
Net income (loss) applicable to common stock
  per share:
      Basic.................................  $      (1.15)         (.11)         1.43         (.77)          .14
      Diluted...............................  $      (1.15)         (.11)         1.39         (.77)          .13

                                 EXHIBIT INDEX

                                                                                                                   PAGE
                                                                                                                 ---------

(3)        Article of Incorporation and By-Laws:

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

           (d)        Certificate of Amendment of Certificate of Incorporation of Registrant dated May 8, 1987
                      --incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.

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

           (k)        By-laws of Registrant, as amended --incorporated by reference from Exhibit 3(k) to Form
                      10-K of Registrant for the year ended December 31, 1996.

           (l)        Certificate of Amendment to Certificate of Incorporation dated May 6, 1996 --
                      incorporated by reference from Exhibit 3(l) to Form 10-K of Registrant for the year ended
                      December 31, 1996.

           (m)        Certificate of Designation of Series A Junior Preferred Stock of Registrant --
                      incorporated by reference from Exhibit 2(1.C) to Registrant's Registration Statement on
                      Form 8-A dated January 21, 1998.

           *(n)       Certificate of Amendment to Certificate of Incorporation dated June 16, 1997.

                                                                                                                   PAGE
                                                                                                                 ---------
(4)        Instruments Defining the Rights of Security Holders, Including Indentures:

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

           (g)        Form of Subscription Agreement, dated October 1992, between the Registrant and certain investors --incorporated by reference from Exhibit 4(a) to the Registrant's Current
                      Report on Form 8-K dated October 30, 1992.

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

           (k)        Form of Common Stock Certificate -- incorporated by reference from Exhibit 4(l) to
                      Registrant's Registration Statement on form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.

           (l)        Form of Registration Rights Agreement among Registrant, Edward J. Carroll, Jr. and the
                      Carroll Family Limited Partnership -- incorporated by reference from Exhibit 4(m) to
                      Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.

                                                                                                                   PAGE
                                                                                                                 ---------
           (m)        Form of Indenture dated as of February 1, 1997, among the Registrant and the Bank of New
                      York, as trustee (including the form of Notes) -- incorporated by reference from Exhibit
                      4(l) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.

           (n)        Form of Second Supplemental Indenture dated January 21, 1997 -- incorporated by reference form Exhibit 4(n) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763)
                      declared effective on January 27, 1997.

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

                                                                                                                   PAGE
                                                                                                                 ---------
           (i)        Security Agreement and Conditional Sale Contract, between Chance Rides, Inc. and Tierco
                      Maryland, Inc. and Guaranty of Registrant in favor of Chance Rides, Inc. -- incorporated by reference from Exhibit 10(m) to Form 10-K of Registrant for the year ended December
                      31, 1992.

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

           (n)        Consulting Agreement, dated as of August 15, 1995, between Registrant and Gaspar C.
                      Lococo --incorporated by reference from Exhibit 10(14) to the Registration Statement.

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

           (r)        Asset Purchase Agreement dated as of October 10, 1996, among the Registrant, a subsidiary of the Registrant, FRE, Inc. (Family Recreational Enterprises, Inc.) ("FRE") and the
                      shareholders of FRE listed on the signature page thereof -- incorporated by reference from Exhibit 10(r) to Registrant's Registration Statement on Form S-2 (Reg. No.
                      333-16573) declared effective on January 27, 1997.

                                                                                                                   PAGE
                                                                                                                 ---------
           (s)        Asset Purchase Agreement dated as of October 10, 1996, among the Registrant, a subsidiary of the Registrant, FRE, Concord Entertainment Company, R&B Entertainment, LLC, the
                      shareholders of FRE listed on the signature page thereof and the members of R&B listed on the signature page thereof -- incorporated by reference from Exhibit 10(s) to
                      Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

           (t)        Amended and Restated Credit Agreement, dated as of January 31, 1997, among the
                      Registrant, the Subsidiary Guarantors thereof, the lenders party thereto and the Bank of
                      New York, as Administrative Agent and Issuing Lender -- incorporated by reference from
                      Exhibit 10(t) to Form 10-K of Registrant for the year ended December 31, 1996.

           (u)        Consulting and Non-Competition Agreement, dated October 30, 1996, between Registrant and
                      Arnold S. Gurtler -- incorporated by reference from Exhibit 10(u) to Registrant's
                      Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27,
                      1997.

           (v)        Non-Competition Agreement, dated as of October 30, 1996 between the Registrant and Ascent
                      Entertainment Group, Inc. -- incorporated by reference from Exhibit 10(s) to Registrant's
                      Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27,
                      1997.

           (w)        Consulting Agreement, dated December 4, 1996, between the Registrant and Charles R. Wood
                      -- incorporated by reference from Exhibit 10(b) to the Registrant's Current Report on
                      Form 8-K, dated December 13, 1996.

           (x)        Non-Competition Agreement dated as of December 4, 1996 between the Registrant and Charles
                      R. Wood --incorporated by reference from Exhibit 10(c) of the Registrant's Current Report on Form 8-K, dated December 13, 1996.

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

           *(z)       Registrant's 1996 Stock Option and Incentive Plan.

           *(aa)      1997 Management Agreement Relating to Marine World, by and between the Marine World Joint
                      Powers Authority and Park Managment Corp, dated as of the 1st day of February, 1997.

           *(ab)      Purchase Option Agreement Among City of Vallejo, Marine World Joint Powers Authority and
                      Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of
                      August 29, 1997.

           *(ac)      Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to
                      Marine World, by and between the Marine World Joint Powers Authority and Park Managment
                      Corp., dated as of the 1st day of February, 1997.

                                                                                                                   PAGE
                                                                                                                 ---------
           *(ad)      Reciprocal Easement Agreement between Marine World Joint Powers Authority and and Park
                      Management Corp., dated as of November 7, 1997.

           *(ae)      Parcel Lease between Marine World Joint Powers Authority and and Park Management Corp.,
                      dated as of November 7, 1997.

           *(af)      Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Kieran E.
                      Burke.

           *(ag)      Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Gary
                      Story.

           *(ah)      Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and James F.
                      Dannhauser.

           (ai)       Stock Purchase Agreement dated as of September 26, 1997, among Registrant, Kentucky
                      Kingdom, Inc., Hart-Lunsford Enterprises, LLC, and Edward J. Hart -- incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1997.

           (aj)       Employment Agreement dated as of November 7, 1997, between Registrant and Edward J. Hart
                      -- incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on
                      Form 10-Q for the quarter ended September 30, 1997.

           (ak)       Rights Agreement dated as of January 12, 1998 between Premier Parks Inc. and Bank One
                      Trust Company, N.A., as Rights Agent -- incorporated by reference from Exhibit 4.1 to the
                      Registrant's Current Report on Form 8-K dated December 15, 1997.

           (al)       Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and
                      Centrag S.A., Karaba N.V. and Westkoi N.V. -- incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 15, 1997.

           (am)       Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant,
                      Six Flags Entertainment Corporation and others -- incorporated by reference from Exhibit
                      10(a) to the Registrant's Current Report on Form 8-K dated February 9, 1998.

*(21)      Subsidiaries of the Registrant.

*(23)      Consent of KPMG Peat Marwick LLP

------------------------

*   Filed herewith.