Form 10-K/A
period 1997-12-31
PREMIER PARKS INC
filed 1998-03-25
CIK 701374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                               FORM 10-K/A NO. 1

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

Date: March 25, 1998

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

           (n)        Certificate of Amendment to Certificate of Incorporation dated June 16, 1997.

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

           (z)        Registrant's 1996 Stock Option and Incentive Plan.

           (aa)       1997 Management Agreement Relating to Marine World, by and between the Marine World Joint
                      Powers Authority and Park Managment Corp, dated as of the 1st day of February, 1997.

           (ab)       Purchase Option Agreement Among City of Vallejo, Marine World Joint Powers Authority and
                      Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of
                      August 29, 1997.

           (ac)       Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to
                      Marine World, by and between the Marine World Joint Powers Authority and Park Managment
                      Corp., dated as of the 1st day of February, 1997.

                                                                                                                   PAGE
                                                                                                                 ---------
           (ad)       Reciprocal Easement Agreement between Marine World Joint Powers Authority and and Park
                      Management Corp., dated as of November 7, 1997.

           (ae)       Parcel Lease between Marine World Joint Powers Authority and and Park Management Corp.,
                      dated as of November 7, 1997.

           (af)       Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Kieran E.
                      Burke.

           (ag)       Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Gary
                      Story.

           (ah)       Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and James F.
                      Dannhauser.

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

 (21)      Subsidiaries of the Registrant.

 (23)      Consent of KPMG Peat Marwick LLP

*(27)      Financial Data Schedule

------------------------

*   Filed herewith.