Form 10-K/A
period 1997-12-31
PREMIER PARKS INC
filed 1998-04-30
CIK 701374

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                          ----------------------

                             FORM 10-K/A NO. 2

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 1997

                                   OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to


                       Commission File Number: 0-9789
                          -----------------------

                             PREMIER PARKS INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                        73-6137714
   (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
    incorporation or organization)


        11501 Northeast Expressway                               73131
         Oklahoma City, Oklahoma                               (Zip Code)
   (Address of principal executive offices)

                  Registrant's telephone number, including area code:
                                    (405) 475-2500

                Securities registered pursuant to Sec. 12(b) of the Act:
                    Shares of common stock, par value $.05 per share
                  Rights to Purchase Series A Junior Preferred Stock
                                   (Title of class)

            Securities registered pursuant to Sec. 12(g) of the Act: NONE
                             -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

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

==============================================================================

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors

     The Company's Board of Directors consists of eight members, elected to serve until the next annual meeting and until their respective successors are elected and qualified.

                                AS OF        YEAR
                               MARCH 1,    ELECTED
            NAME                 1998      DIRECTOR               POSITION WITH THE COMPANY
            ----               --------    --------               -------------------------
Kieran E. Burke(1)...........     40         1989      Director, Chairman of the Board and Chief
                                                         Executive Officer
Gary Story(2)................     42         1994      Director, President and Chief Operating Officer
James F. Dannhauser(3).......     45         1992      Director and Chief Financial Officer
Paul A. Biddelman(4).........     52         1992      Director
Michael E. Gellert(5)........     66         1989      Director
Charles R. Wood(6)...........     83         1997      Director
Sandy Gurtler(7).............     48         1997      Director
Jack Tyrrell(8)..............     51         1992      Director

---------------
(1) Mr. Burke has served as Chief Executive Officer and a Director of the Company since October 1989 and Chairman of the Board since June 1994. From 1989 through June 1994, he was President of the Company. Mr. Burke also serves as a director of Blue Ridge Real Estate Company and Big Boulder Corporation. Mr. Burke is a member of the board of directors of the International Association of Amusement Parks & Attractions.

(2) Mr. Story has served as President and a Director of the Company since June 1994 and as Chief Operating Officer since January 1992. From January 1992 through June 1994, he also served as the Company's Executive Vice President.

(3) Mr. Dannhauser became Chief Financial Officer of the Company in October 1995 and has served as a Director of the Company since December 1992. From 1990 through June 1996, Mr. Dannhauser was a managing director of Lepercq de Neuflize & Co. Incorporated, an investment banking firm ("Lepercq"). Mr. Dannhauser is a member of the board of directors of Lepercq.

(4) Mr. Biddelman has served as a Director of the Company since December 1992. Since December 1997, Mr. Biddelman has been president of Hanseatic Corporation ("Hanseatic"), a private investment company. Prior to that date, he was treasurer of Hanseatic for more than five years. Mr. Biddelman also serves as a director of Electronic Retailing Systems International, Inc., Insituform Technologies, Inc., Celadon Group, Inc., Petroleum Heat and Power Co., Inc. and Star Gas Corporation (general partner of Star Gas Partners, L.P.).

(5) Mr. Gellert has served as a Director of the Company since March 1989. He previously served as a Director of the Company and as a Trustee of Tierco, a Massachusetts business trust and predecessor of the Company, from 1979 until 1986. From June 1989 through June 1994, he also served as the Chairman of the Board of the Company. Mr. Gellert is a general partner of Windcrest Partners ("Windcrest"), a private investment partnership. Mr. Gellert also serves as a director of Devon Energy Corp., Humana Inc., Seacor Holdings, Inc., Regal Cinemas, Inc. and The Putnam Trust Company of Greenwich
    Advisory Board of The Bank of New York.

(6) Mr. Wood has served as a Director of the Company since June 1997. Mr. Wood is the President and sole shareholder of Storytown USA, Inc. and Fantasy Rides Corporation, which collectively owned The Great Escape and Splash Water Kingdom in Lake George, New York prior to the acquisition of the park by the Company in December 1996. Mr. Wood serves as a consultant to the Company and owns, directly or through wholly-owned corporations, a variety of businesses in the Lake George area, including real estate, motels, restaurants and an action park.

(7) Mr. Gurtler has served as a Director of the Company since June 1997. Mr. Gurtler is the chief executive officer, a director and shareholder of Chilcott Entertainment Corp., which was the general partner of the owner of Elitch Gardens Amusement Park in Denver, Colorado prior to the acquisition of the park by the Company in October 1996. Mr. Gurtler also serves as a consultant to the Company.


(8) Mr. Tyrrell has served as a Director of the Company since December 1992.
    For more than five years, Mr. Tyrrell has been a general partner of Lawrence Venture Partners, a general partnership, the principal business of which is that of acting as general partner of Lawrence, Tyrrell, Ortale & Smith ("LTOS"), a private investment limited partnership. Mr. Tyrrell is also a general partner of LTOS II Partners, a general partnership, the principal business of which is that of acting as general partner of Laurence, Tyrrell, Ortale & Smith II ("LTOS II"), a private investment limited partnership. Mr. Tyrrell is also a general partner of Richland Partners, L.P. ("Richland") and Richland Partners II, L.P. ("Richland II"), each a private investment limited partnership. See "Security Ownership of Certain Beneficial Owners and Management." LTOS, LTOS II, Richland and Richland II may be deemed affiliates of the Company. Mr. Tyrrell also serves as a director of National Health Investors, Inc. and Regal Cinemas, Inc.


                            ------------------------

     (b) Identification of Executive Officers

     Information regarding executive officers is included in Item 1 of Part I herein.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

     During 1997, the following officers of the Company inadvertently failed to make all required filings on a timely basis: Hue Eichelberger, Richard Kipf, David Thomas, Traci Blanks, John Gannon, Russell Kuteman and Lesley Hudson. All such required filings by such persons will be made no later than May 4, 1998. To the Company's knowledge, based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no additional forms were required for those persons, during 1997 all filing requirements applicable to all other officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION


     The following table discloses compensation received by the Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President for the three years (two years, in the case of the Executive Vice President) ended December 31, 1997. Such officers were the only executive officers of the Company during 1997 whose annual salary and bonus exceeded $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE

                                                                         RESTRICTED   SECURITIES
                                                                           STOCK      UNDERLYING
                                     SALARY     BONUS     OTHER ANNUAL    AWARD(S)     OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)      COMPENSATION      ($)          (#)       COMPENSATION
---------------------------  ----   --------   --------   ------------   ----------   ----------   ------------
Kieran E. Burke............  1997   $400,000   $529,692                  $5,482,823(1)       --       (2)
  Chairman of the Board,     1996    350,000    300,000       --                 --    125,000        (2)
  Chief Executive Officer    1995    307,500    150,000       --                 --    100,000        (2)
  and Director
Gary Story.................  1997   $300,000   $453,438       --         $4,837,500(3)       --       (2)
  President, Chief
    Operating                1996    254,304    250,000       --                 --     80,000        (2)
  Officer and Director       1995    214,583    100,000       --                 --     50,000        (2)
James F. Dannhauser(4).....  1997   $250,000   $378,546       --         $4,192,178(5)       --       (2)
  Chief Financial Officer    1996    162,500    200,000       --                 --     50,000        (2)
  and Director               1995     31,250         --       --                 --     40,000        (2)
Hue W. Eichelberger(6).....  1997   $145,000   $140,000       --                 --         --        (2)
  Executive Vice President   1996    110,000     15,000       --                 --     10,000        (2)

---------------
(1) As of December 31, 1997, Mr. Burke had been granted 170,010 restricted shares of Common Stock, all of which were granted to Mr. Burke on July 31, 1997 pursuant to an employment agreement described below. The restrictions on 28,335 restricted shares lapsed on January 1, 1998, and restrictions on an additional 28,335 restricted shares will lapse on January 1 of each of 1999, 2000, 2001, 2002 and 2003. Dividends will be paid on the restricted shares whether or not the restrictions thereon have lapsed if and when such dividends are declared on the Company's Common Stock. Based on the closing price of the Common Stock (as reported on the New York Stock Exchange (the "NYSE")) on December 31, 1997, the aggregate market value of all such restricted shares on that date totaled $6,885,405.

(2) The Company has concluded that, as to each named executive officer for each year shown, all personal benefits paid or provided did not exceed the lesser of $50,000 or 10% of the salary and bonus reported for such officer above. During 1997, the Company did not have any defined contribution plans or pension or other defined benefit or retirement plans, other than a qualified, contributory 401(k) plan. After specified periods of employment, all regular employees are eligible to participate in the 401(k) plan. Commencing in 1996, the Company matched 100% of the first 2% of and 25% of the next 6% of salary contributed by employees to the plan. The accounts of all participating employees are fully vested. Amounts shown as salary for 1996 and 1997 for each named executive officer (other than Messrs. Burke and Dannhauser who did not participate in the plan) include the Company's matching contribution for such officer.

(3) As of December 31, 1997, Mr. Story had been granted 150,000 restricted shares of Common Stock, all of which were granted to Mr. Story on July 31, 1997 pursuant to an employment agreement described below. The restrictions on 25,000 restricted shares lapsed on January 1, 1998, and restrictions on an additional 25,000 restricted shares will lapse on January 1 of each of 1999, 2000, 2001, 2002 and 2003. Dividends will be paid on the restricted shares whether or not the restrictions thereon have lapsed if and when such dividends are declared on the Company's Common Stock. Based on the closing price of the Common Stock (as reported on the NYSE) on December 31, 1997, the aggregate market value of all such restricted shares on that date totaled $6,075,000.

(4) James F. Dannhauser became Chief Financial Officer of the Company on October 1, 1995. Prior to that date, he was not employed by the Company.

(5) As of December 31, 1997, Mr. Dannhauser had been granted 129,990 restricted shares of Common Stock, all of which were granted to Mr. Dannhauser on July 31, 1997 pursuant to an employment agreement described below. The restrictions on 21,665 restricted shares lapsed on January 1, 1998, and restrictions on an additional 21,665 restricted shares will lapse on January 1 of each of 1999, 2000, 2001, 2002 and 2003. Dividends will be paid on the restricted shares whether or not the restrictions thereon have lapsed if and when such dividends are declared on the Company's
    Common Stock. Based on the closing price of the Common Stock (as reported on the NYSE) on December 31, 1997, the aggregate market value of all such restricted shares on that date totaled $5,264,595.

(6) Mr. Eichelberger became Executive Vice President of the Company in October 1996.

                  AGGREGATE OPTION EXERCISES AND OPTION VALUES

     The following table provides information on stock options and warrants ("Options") exercised in 1997 by each of the named executive officers and the value of such officers' unexercised Options at December 31, 1997.

                                                      NUMBER OF SHARES UNDERLYING      VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                           SHARES                        DECEMBER 31, 1997(#)         DECEMBER 31, 1997($)(1)
                        ACQUIRED ON       VALUE       ---------------------------   ---------------------------
         NAME           EXERCISE(#)    REALIZED($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----           ------------   ------------   -----------   -------------   -----------   -------------
Kieran E. Burke.......      --             --           239,238        117,000      $7,608,101     $2,743,500
Gary Story............      --             --           118,000         72,000      $3,507,500     $1,665,000
James F. Dannhauser...      --             --            44,000         46,000      $1,144,000     $1,071,000
Hue W. Eichelberger...      --             --            21,200         10,800      $  657,100     $  266,400

---------------
(1) Amount shown is based on $40.50 per share, the closing price of the Common Stock (as reported on the NYSE) on December 31, 1997.

COMPENSATION OF DIRECTORS

     Each of the Company's directors who are not employees or consultants of the Company receives $15,000 annually for serving on the Board, payable in cash or shares of Common Stock. During 1997, the Company paid an aggregate of $45,000 in such fees to its three outside directors. Directors are also reimbursed for expenses attendant to Board and Committee membership.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of Messrs Burke, Story and Dannhauser, dated as of July 31, 1997, for the three-year period ending December 31, 1999. The agreements provide that such executive officers would receive base salaries for 1997 in the amounts listed in the Summary Compensation Table above, increasing each succeeding year during the term of the agreements. Such executive officers are also entitled to annual bonuses based on the amount by which the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") exceed budgeted amounts. In addition, the agreements provide for the grant to each such executive officer of the restricted shares of Common Stock described in the Summary Compensation Table above, on the terms and conditions referred to therein. The agreements contemplate the grant of up to an equal number of additional shares of restricted stock to each executive officer in the discretion of the Compensation Committee. In the event of a "Change of Control" of the Company (as defined therein), the executives are entitled to receive, subject to certain conditions, all shares of restricted stock contemplated by the employment agreements (whether or not previously granted) and all restrictions with respect thereto immediately lapse. In addition, if any such executive's employment is terminated under certain circumstances (including certain circumstances following such a Change of Control), the Company is required to pay such executive a lump sum amount equal to three times his prior year's cash compensation. The agreements subject the executive officers to standard non-disclosure and non-compete requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         Stock Ownership of Management
                         and Certain Beneficial Holders

     The following table sets forth certain information as of April 1, 1998 (except as noted below) as to Common Stock owned by (a) each of the Company's directors, (b) all directors and officers of the Company as a group, and (c) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock.

                                                               NUMBER OF SHARES     PERCENTAGE
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED    OF CLASS(1)
            ------------------------------------              ------------------    -----------
Kieran E. Burke(2)..........................................        314,877               *
Paul A. Biddelman(3)........................................      2,657,071             7.1
James F. Dannhauser(4)......................................         76,665               *
Michael E. Gellert(5).......................................      1,368,961             3.7
Gary Story(6)...............................................        143,000               *
Jack Tyrrell(7).............................................        695,253             1.9
Sandy Gurtler...............................................             --              --
Charles R. Wood.............................................          9,091(8)            *
Robert J. Gellert(9)........................................      1,254,553             3.3
  122 East 42nd Street
  New York, New York 10168
Windcrest Partners(10)......................................      1,136,025             3.0
  122 East 42nd Street
  New York, New York 10168
Hanseatic Corporation(11)...................................      2,657,071             7.1
  Wolfgang Traber
  450 Park Avenue
  New York, New York 10152
FMR Corp.(12)...............................................      1,897,900             5.1
  82 Devonshire Street
  Boston, Massachusetts 02109
Baron Capital Group(13).....................................      1,184,700             3.2
  767 Fifth Avenue
  New York, NY 10153
Warburg Pincus Asset Management(14).........................        968,145             2.6
  466 Lexington Avenue
  New York, NY 10017
All directors and officers as a group (15 persons)(15)......      5,310,419            14.2

---------------
  *  Less than one percent.

 (1) Percentage amounts are based on 37,497,566 shares of Common Stock outstanding as of April 24, 1998.

 (2) Includes 75,637 shares of Common Stock and warrants and options to purchase 239,238 shares of Common Stock as to which Mr. Burke has sole voting and investment power.

 (3) Represents shares of Common Stock beneficially owned by Hanseatic, of which Mr. Biddelman is President. See footnote (11) below.

 (4) Includes 32,665 shares of Common Stock and options to purchase 44,000 shares of Common Stock as to which Mr. Dannhauser has sole voting and investment power.

 (5) Includes 232,936 shares of Common Stock, as to which Mr. Gellert has sole voting and investment power. Also includes 1,136,025 shares of Common Stock beneficially owned by Windcrest which shares voting and investment power with its general partners, Michael E. Gellert and Robert J. Gellert.

 (6) Includes 25,000 shares of Common Stock and options to purchase 118,000 shares of Common Stock as to which Mr. Story has sole voting and investment power.

 (7) Includes 9,794 shares of Common Stock for his own account; 4,396 shares of Common Stock held in a trust for the benefit of his son; 311,940 shares of Common Stock beneficially owned by LTOS II; and an aggregate of 369,123 shares of Common Stock beneficially owned by Richland and Richland II.
     Mr. Tyrrell, who is a general partner of the general partner of LTOS II and a general partner of Richland and Richland II, disclaims beneficial ownership of all shares held by such entities.

 (8) Represents shares held by Double "H" Hole in the Woods Ranch, Inc., a charitable organization of which Mr. Wood is Chairman of the Board.

 (9) Includes 2,514 shares of Common Stock for his own account, as to which he has sole voting and investment power; 40,351 shares of Common Stock as agent for 26 other persons and entities with whom he shares voting and investment power; 2,168 shares of Common Stock as trustee for Michael E. Gellert's sister with respect to which he shares voting and investment power with Peter J. Gellert (who holds these shares as agent); 5,558 shares of Common Stock as trustee of irrevocable trusts for the benefit of Michael
     E. Gellert's children as to which he has sole voting and investment power; 1,083 shares of Common Stock as trustee of an irrevocable trust for the benefit of his brother as to which he has sole voting and investment power; 1,854 shares of Common Stock as trustee of a trust for the benefit of a second cousin as to which he has sole voting and investment power; 1,136,025 shares of Common Stock owned by Windcrest, which shares voting and investment power with its general partners, Michael E. Gellert and Robert J. Gellert; and 65,000 shares of Common Stock beneficially owned by Lexfor Corporation of which he is President and a director, as to which he shares voting and investment power with the other officers and directors. Michael E. Gellert disclaims beneficial ownership of the shares of Common Stock owned by the trusts for the benefit of his children.

(10) Windcrest shares voting and investment power with its general partners, Michael E. Gellert and Robert J. Gellert.

(11) Represents shares of Common Stock beneficially owned by Hanseatic. Mr. Traber holds a majority of the shares of capital stock of Hanseatic and thus may be deemed to beneficially own such Common Stock. Of such shares, 2,588,695 shares of Common Stock are held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners LLC, a Delaware limited liability company in which the sole managing member is Hanseatic. The remaining shares of Common Stock are held by Hanseatic for discretionary customer accounts. Information has been derived from Amendment No. 7 to Schedule 13D, dated December 5, 1997.

(12) Includes 1,665,000 shares of Common Stock beneficially owned by Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser (including 7,500 shares of Common Stock owned by Fidelity American Special Situations Trust ("FASST"), an English unit trust as to which Fidelity acts as a sub-adviser); 222,800 shares of Common Stock beneficially owned by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank; and 17,100 shares beneficially owned by Fidelity International Limited ("FIL"), a Bermudan investment adviser and former majority-owned subsidiary of Fidelity (including 7,500 shares of Common Stock owned by FASST, as to which a subsidiary of FIL acts as an investment adviser). Edward C. Johnson 3d, Chairman of FMR Corp. and FIL, Abigail P. Johnson, a director of FMR Corp., and members of the Johnson family may be deemed to form a controlling group with respect to FMR Corp. Information has been derived from Amendment No. 1 to Schedule 13G, dated March 10, 1998.

(13) Includes 1,136,700 shares of Common Stock beneficially owned by BAMCO, Inc., a registered investment adviser as to which Baron Capital Group ("BCG") and Ronald Baron ("Baron"), President of BCG, may be deemed parent holding companies; and 48,000 shares of Common Stock beneficially owned by Baron Capital Management, Inc., a registered investment adviser as to which BCG and Baron may be deemed parent holding companies. Information has been derived from Schedule 13G, dated February 17, 1998.

(14) Represents shares beneficially owned by Warburg Pincus Asset Management, Inc., a registered investment adviser. Information has been derived from Amendment No. 1 to Schedule 13G, dated January 12, 1998.

(15) The share amounts listed include shares of Common Stock that the following persons have the right to acquire within 60 days from March 1, 1998 (Kieran
     E. Burke, 239,238 shares (see footnote (2)); James F. Dannhauser, 44,000 shares (see footnote (4)); Gary Story, 118,000 shares (see footnote (6)); and all directors and officers as a group, 446,839 shares.


     (c) Changes in Control

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In November 1990, the Company entered into an office lease. A portion of the office space is used by Windcrest. The Company and Windcrest have agreed to allocate 50% of the monthly rental payments to Windcrest. During 1997, Windcrest paid the Company approximately $64,000 with respect to such office space. Michael E. Gellert, a director of the Company, is a general partner of Windcrest.

     On October 31, 1996, the Company acquired substantially all of the assets used in the operation of Elitch Gardens Amusement Park ("Elitch Gardens"). Sandy Gurtler, a director of the Company, was the president, a director and a shareholder of the general partner of the partnership that owned these assets prior to the transaction. In connection with the acquisition of Elitch Gardens, the Company entered into a five-year consulting agreement with Mr. Gurtler under which $100,000 of consulting fees were paid to Mr. Gurtler in 1997.

     On December 4, 1996, the Company acquired substantially all of the assets used in the operation of The Great Escape and Splashwater Kingdom ("The Great Escape"). Charles R. Wood, a director of the Company, was the sole shareholder of the entities that owned these assets prior to the transaction. In connection with the acquisition of The Great Escape, the Company entered into a five-year consulting agreement with Mr. Wood under which $250,000 of consulting fees were paid to Mr. Wood in 1997.

     During 1996, certain of the Company's principal stockholders agreed that, if required by the Company, they would purchase shares of preferred stock of the Company to fund the purchase price of the Company's acquisition in February 1997 of Riverside Park. Although the preferred stock issuance was not consummated, each participating stockholder was entitled to a fee, payable in cash or shares of Common Stock, equal to 1% of the dollar amount of such stockholder's commitment. Pursuant to this arrangement, in 1997 the Company paid a $100,000 fee to Hanseatic and issued 1,586 shares of Common Stock to Richland II and 634 shares to Michael E. Gellert. Paul A. Biddelman is the President of Hanseatic and Jack Tyrrell is a general partner of Richland II. Messrs. Biddelman, Tyrrell and Gellert are directors of the Company.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 1998

                                      PREMIER PARKS INC.

                                      By:  /s/ KIERAN E. BURKE
                                          -------------------------
                                               Keiran E. Burke
                                          Chairman of the Board and
                                          Chief Executive Officer