Form 10-Q
period 1998-03-31
PREMIER PARKS INC
filed 1998-05-15
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 1998

                                       OR

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to
      _________

                         Commission File Number: 0-9789

                                   ----------

                               Premier Parks Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    13-3995059
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            11501 Northeast Expressway, Oklahoma City, Oklahoma 73131 (Address of principal executive offices, including zip code)

                                 (405) 475-2500
              (Registrant's telephone number, including area code)

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

      At May 9, 1998, Premier Parks Inc. had outstanding 37,497,566 shares of Common Stock, par value $.05 per share.

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

                               PREMIER PARKS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       Pro Forma
                                                     March 31, 1998
                                     March 31, 1998   (Unaudited)   December 31,
                                      (Unaudited)     (See Note 5)      1997
                                      -----------     ------------  ------------

ASSETS

Current assets:

  Cash and cash equivalents ........  $110,571,000  $  647,904,000  $ 84,288,000

  Accounts receivable ..............    11,234,000      12,750,000     6,537,000

  Inventories ......................     9,237,000      32,002,000     5,547,000

  Income tax receivable ............       995,000         995,000       995,000

  Prepaid expenses .................     6,578,000      25,624,000     3,690,000
                                      ------------  --------------  ------------

    Total current assets ...........   138,615,000     719,275,000   101,057,000

Other assets:

  Deferred charges .................    20,611,000      49,766,000    10,123,000

  Restricted-use investments .......          --       321,750,000          --

  Deposits and other assets ........     4,202,000      41,966,000     3,949,000
                                      ------------  --------------  ------------

    Total other assets .............    24,813,000     413,482,000    14,072,000

Property and equipment, at cost ....   606,575,000   1,109,285,000   479,271,000

  Less accumulated depreciation ....    40,663,000      40,663,000    35,474,000
                                      ------------  --------------  ------------

    Total property and equipment ...   565,912,000   1,068,622,000   443,797,000

Investment in theme parks ..........    23,767,000     217,995,000     6,595,000

  Less accumulated amortization ....       181,000         181,000       136,000
                                      ------------  --------------  ------------

    Total investment in theme parks     23,586,000     217,814,000     6,459,000

Intangible assets ..................    78,333,000   1,450,290,000    48,876,000

  Less accumulated amortization ....     3,466,000       3,466,000     2,940,000
                                      ------------  --------------  ------------

    Total intangible assets ........    74,867,000   1,446,824,000    45,936,000
                                      ------------  --------------  ------------

    Total assets ...................  $827,793,000  $3,866,017,000  $611,321,000
                                      ============  ==============  ============

                               PREMIER PARKS INC.

                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                         Pro Forma
                                                                       March 31, 1998
                                                      March 31, 1998    (Unaudited)
                                                       (Unaudited)      (See Note 5)   December 31, 1997
                                                       -----------      ------------   -----------------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable ................................  $    14,629,000   $    52,780,000   $  10,051,000

  Accrued expenses, other than interest ...........       19,850,000        49,119,000      13,148,000

  Accrued interest payable ........................        4,210,000         4,210,000       9,785,000

  Current portion of long-term debt ...............       22,315,000        24,315,000            --

  Current portion of capitalized lease obligations           765,000           765,000         795,000
                                                     ---------------   ---------------   -------------

    Total current liabilities .....................       61,769,000       131,189,000      33,779,000

Long-term debt & capitalized lease obligations:

  Notes payable ...................................      231,500,000     1,428,732,000     215,000,000

  Credit facilities ...............................      167,366,000       650,366,000            --

  Capitalized lease obligations ...................        1,222,000         1,222,000       1,231,000
                                                     ---------------   ---------------   -------------

    Long-term debt & capitalized lease obligations       400,088,000     2,080,320,000     216,231,000

Other long-term liabilities, including
  minority interest ...............................       17,080,000        65,588,000       4,025,000

Deferred income taxes .............................       31,224,000        15,303,000      33,537,000
                                                     ---------------   ---------------   -------------

    Total liabilities .............................      510,161,000     2,292,400,000     287,572,000
                                                     ---------------   ---------------   -------------

Stockholders' equity:

  Preferred Stock .................................             --              11,500            --

  Common Stock ....................................          955,000         1,875,000         944,000

  Capital in excess of par value ..................      362,193,000     1,617,246,500     354,235,000

  Accumulated deficit .............................      (32,691,000)      (32,691,000)    (17,241,000)

  Deferred compensation ...........................      (12,825,000)      (12,825,000)    (13,500,000)
                                                     ---------------   ---------------   -------------

                                                         317,632,000     1,573,617,000     324,438,000

    Less treasury stock, at cost ..................             --                --          (689,000)
                                                     ---------------   ---------------   -------------

      Total stockholders' equity ..................      317,632,000     1,573,617,000     323,749,000
                                                     ---------------   ---------------   -------------

      Total liabilities & stockholders' equity ....  $   827,793,000   $ 3,866,017,000   $ 611,321,000
                                                     ===============   ===============   =============

                                      PREMIER PARKS INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                         (UNAUDITED)

                                                          1998          1997
                                                      -----------   -----------
Revenues:

  Theme park admissions.............................   $3,779,000    $2,387,000

  Theme park food, merchandise and other............    3,052,000     1,877,000
                                                      -----------   -----------
    Total revenues..................................    6,831,000     4,264,000
                                                      -----------   -----------
Operating costs and expenses:

  Operating expenses................................   11,375,000     8,195,000
  Selling, general and administrative...............    7,764,000     4,399,000
  Costs of products sold............................      137,000        52,000
  Depreciation and amortization.....................    5,801,000     3,973,000
                                                      -----------   -----------
    Total operating costs and expenses..............   25,077,000    16,619,000
                                                      -----------    ----------
    Loss from operations............................  (18,246,000)  (12,355,000)

Other income (expense):

  Interest expense, net.............................   (6,180,000)   (3,923,000)
  Other income (expense)............................      (10,000)      (19,000)
                                                      -----------   -----------
    Total other income (expense)....................   (6,190,000)   (3,942,000)
                                                      -----------   -----------
    Loss before income taxes and extraordinary loss.  (24,436,000)  (16,297,000)

  Income tax benefit................................    9,774,000     6,555,000
                                                      -----------    ----------
    Loss before extraordinary loss..................  (14,662,000)   (9,742,000)

  Extraordinary loss on extinguishment of debt,
    net of income tax benefit of $526,000...........     (788,000)         --
                                                     ------------   -----------
      Net loss...................................... $(15,450,000)  $(9,742,000)
                                                     ============   ===========

Per share amounts:

  Loss per average share -- basic:

    Loss before extraordinary loss..................       $(0.78)       $(0.61)
    Extraordinary loss..............................        (0.04)       (  -- )
                                                            ------       -------
    Net loss........................................       $(0.82)       $(0.61)
                                                            ======        ======
  Loss per average share -- diluted:

    Loss before extraordinary loss..................       $(0.78)       $(0.61)
    Extraordinary loss..............................        (0.04)           --
                                                           ------         -----
    Net loss........................................       $(0.82)       $(0.61)
                                                           ======        ======
  Average number of shares outstanding-- basic......    18,893,000    15,910,000
                                                        ==========    ==========

                               PREMIER PARKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                  1998            1997
                                                             --------------  --------------

Cash flows from operating activities:

  Net loss ................................................  $ (15,450,000)  $  (9,742,000)

  Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization ...........................      5,801,000       3,973,000

  Deferred compensation ...................................        675,000            --

  Extraordinary loss on early extinguishment of debt ......      1,314,000            --

  Amortization of debt issuance costs .....................        422,000         475,000

  Deferred income taxes (benefit) .........................    (11,017,000)     (6,645,000)

  Decrease (increase) in accounts receivable ..............      1,012,000      (2,910,000)

  Increase in inventories and prepaid expenses ............     (3,084,000)     (2,738,000)

  Decrease in deposits and other assets ...................         35,000       3,608,000

  (Decrease) Increase in accounts payable
    and accrued expenses ..................................     (1,777,000)      1,329,000

  Decrease in accrued interest payable ....................     (5,575,000)       (893,000)
                                                             -------------   -------------
    Total adjustments .....................................    (12,194,000)     (3,801,000)
                                                             -------------   -------------
    Net cash used in operating activities .................    (27,644,000)    (13,543,000)
                                                             -------------   -------------

Cash flows from investing activities:

  Additions to property and equipment .....................    (47,248,000)    (31,286,000)

  Acquisition of theme park companies, net of cash acquired    (21,556,000)    (21,376,000)

  Other investments .......................................         (6,000)           --
                                                             -------------   -------------
    Net cash used in investing activities .................    (68,810,000)    (52,662,000)
                                                             -------------   -------------

Cash flows from financing activities:

  Repayment of long-term debt .............................        (39,000)    (65,078,000)

  Proceeds from borrowings ................................    135,000,000     132,500,000

  Net cash proceeds from issuance of common stock .........           --       189,898,000

  Payment of debt issuance costs ..........................    (12,224,000)     (4,800,000)
                                                             -------------   -------------
    Net cash provided by financing activities .............    122,737,000     252,520,000
                                                             -------------   -------------
    Increase in cash and cash equivalents .................     26,283,000     186,315,000

Cash and cash equivalents at beginning of period ..........     84,288,000       4,043,000
                                                             -------------   -------------
Cash and cash equivalents at end of period ................  $ 110,571,000   $ 190,358,000
                                                             =============   =============

                               PREMIER PARKS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.    General.

      On March 24, 1998, the company then known as Premier Parks Inc. ("Premier Operations") merged ("the Merger") with an indirect wholly-owned subsidiary thereof, pursuant to which Premier Operations became a wholly-owned subsidiary of Premier Parks Holdings Corporation ("Holdings") and the holders of shares of common stock ("Common Stock") of Premier Operations became, on a share-for-share basis, holders of Common Stock of Holdings. On the Merger date, Premier Operations' name was changed to Premier Parks Operations Inc., and Holdings' name was changed to Premier Parks Inc. References herein to the "Company" or "Premier" mean (i) for all periods or dates prior to March 24, 1998, Premier Operations and its consolidated subsidiaries and (ii) for all subsequent periods or dates, Holdings and its consolidated subsidiaries (including Premier Operations).

      On March 26, 1998, the Company purchased 49.9% of the outstanding capital stock of Walibi, S.A. ("Walibi"). See Note 3 below. On April 1, 1998, the Company purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC") and consummated the other transactions described in Note 6 below.

      Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 1997 includes additional information about the Company, its operations and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

      Results of operations for the three-month period ended March 31, 1998 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence. In addition, results for the first three months of 1998 do not include results of the Walibi parks, a controlling interest in which was purchased at the end of March 1998 (see Note 3), nor the Six Flags parks acquired on April 1, 1998 (see Note 6). However, historical balance sheet data at March 31, 1998 include the assets and liabilities of Walibi on a consolidated basis.

Comprehensive Earnings

      Premier adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Through March 31, 1998, Premier has not accounted for any items included in comprehensive income that are not already included in Premier's statement of operations. As such, no additional financial statement has been included in the accompanying consolidated financial statements. As a result of Premier entering into foreign operations through the acquisition of a controlling interest in Walibi in March 1998 (see Note 3), Premier expects to include a statement of comprehensive earnings in future periods. The new statement will reflect the periodic change in the foreign currency translation adjustment account which is included in the equity section of the balance sheet and not normally reflected in the statement of operations.

Reclassifications

      Certain items in the December 31, 1997 consolidated balance sheet have been reclassified to conform to the 1998 presentation.

Loss Per Share

      The following table discloses the weighted average number of shares of Common Stock used in the calculations of basic loss per share for the three-month periods ended March 31, 1998 and 1997, as well as the weighted average number of shares of Common Stock on a diluted basis for each period. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for each three-month period, diluted loss per share was calculated using the same weighted average number of shares used in the basic loss per share calculation.

                                                 Three Months Ended   Three Months Ended
                                                   March 31, 1998       March 31, 1997
                                                   --------------       --------------
Weighted average number of common shares
outstanding -- basic.............................    18,893,000           15,910,000

Effect of potential common shares issuable upon
the exercise of employee stock options...........       588,000              454,000
                                                    -----------          -----------
Weighted average number of common shares
outstanding -- diluted...........................    19,481,000           16,364,000
                                                    ===========          ===========

2.    Stockholders' Equity.

      On April 1, 1998, the Company issued 18,400,000 shares of Common Stock and 5,750,000 Premium Income Equity Securities ("PIESSM"), each representing one five-hundredth of a share of the Company's mandatorily convertible preferred stock as described in Note 6 below.

3.    Acquisition of Theme Parks.

      On February 5, 1997, the Company purchased all of the outstanding common stock of Stuart Amusement Company, the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of approximately $22,200,000 ($1,000,000 of which was paid through issuance of 32,129 shares of Common Stock). The transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $6,623,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart Amusement Co.'s assets and liabilities. Approximately $10,484,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill.

      On November 7, 1997, the Company acquired all of the interests of a limited liability company which owned substantially all of the theme park assets of Kentucky Kingdom--The Thrill Park ("Kentucky Kingdom"), located in Louisville, Kentucky, for a purchase price of $64,000,000, of which $4,831,000 was paid through the issuance of 121,671 shares of Common Stock. The Company may be required to issue additional shares of Common Stock based upon the level of revenues at Kentucky Kingdom during 1998, 1999 and 2000. The acquisition was accounted for as a purchase. The purchase price was primarily allocated to property and equipment with $4,592,000 of costs recorded as intangible assets, primarily goodwill. The value of the additional shares, if any, will be recognized as additional goodwill.

      On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% ($8,658,000) was paid through issuance of 224,500 shares of Common Stock and 80% was paid in cash in Belgian Francs. The Company is obligated to make a "public takeover bid" as defined and regulated under Belgian law at the same per share price for the balance of the outstanding capital stock of Walibi, payable, at the election of the holders thereof, in cash or in cash and shares of Common Stock in the same ratio as the Private Acquisition. The Company expects to consummate such bid during the second quarter of 1998. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness is being assumed or refinanced by the Company. The Company funded (and will fund) the cash portion of the purchase price of all such shares (and the refinancing of any such indebtedness) from proceeds of borrowing under its $300.0 million senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. See
Note 4(c). The Company may be required to issue additional shares of Common Stock based on Walibi's revenues during 1999, 2000 or 2001. See Note 6 for summary pro forma financial information.

      The accompanying consolidated financial statements for the three months ended March 31, 1998 reflect the results of Riverside Park and Kentucky Kingdom from January 1, 1998. The accompanying consolidated financial statements for the three months ended March 31, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997, and do not include the results of Kentucky Kingdom for that period. Operating results for both quarters exclude results of Walibi and Six Flags.

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

      The indenture, as amended, permits the Company, subject to certain limitations, to incur additional indebtedness, including $125,000,000 of indebtedness issued on January 31, 1997 described in Note 4(b) below and secured senior revolving credit facility indebtedness of up to $75,000,000.

      By virtue of the Merger, all obligations under the 1995 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings.

      (b) On January 31, 1997, the Company issued $125,000,000 of 9 3/4% senior notes due January 2007 (the "1997 Notes," and together with the 1995 Notes, the "Premier Notes"). The 1997 Notes are senior unsecured obligations of the Company and equal to the 1995 Notes in priority upon liquidation. Interest is payable on January 15 and July 15 of each year. The 1997 Notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal operating subsidiaries.

      The indenture under which the 1997 Notes were issued contains covenants substantially similar to those relating to the 1995 Notes. A portion of the proceeds were used to pay in full all amounts outstanding under the Company's then credit facility.

      By virtue of the Merger, all obligations under the 1997 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings.

      (c) In March 1998, the Company entered into the Premier Credit Facility and terminated its then outstanding $115.0 million credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of deferred charges related to the terminated facility. At March 31, 1998, the Company had borrowed $135.0 million under the Premier Credit Facility, in part to fund the Private Acquisition. The Premier Credit Facility includes a five-year $75.0 million revolving credit facility (with $10.0 million outstanding at March 31, 1998), a five-year $100.0 million term loan facility (with principal payments of $10.0 million, $25.0 million, $30.0 million and $35.0 million in the second, third, fourth and fifth years) and an eight-year $125.0 million term loan facility (which was fully drawn as of March 31, 1998 and requires principal payments of $1.0 million in each of the first six years and $25.0 million and $94.0 million in the seventh and eighth years, respectively). Borrowings under the Premier Credit Facility are guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate). The Premier Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Premier Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

      By virtue of the Merger, all obligations of the Company under the Premier Credit Facility remained as obligations of Premier Operations and were not assumed by Holdings.

5.    Commitments and Contingencies

      On June 2, 1997, a water slide collapsed at the Company's Waterworld/USA park in Concord, California, resulting in one fatality and the park's closure for twelve days. Although the collapse and the resulting closure had a material adverse impact on that park's operating performance for 1997, as well as a lesser impact on the Company's Sacramento water park (which is also named "Waterworld/USA"), located approximately seventy miles from the Concord park, the Company's other parks were not adversely affected. The Company has recovered all of the Concord park's operating shortfall under its business interruption insurance. In addition, the Company believes that its liability insurance coverage should be adequate to provide for any personal injury liability which may ultimately be found to exist in connection with the collapse. The Company believes that this matter will not materially adversely affect the Company's consolidated financial position or future results of operations.

      The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to consolidated financial condition, operations, or liquidity after considerations of recorded accruals.

6.    Subsequent Events.

      On April 1, 1998 the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC (together with its subsidiaries, "Six Flags") for $976.0 million, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings (i) 18,400,000 shares of Common Stock (with gross proceeds of $993.6 million), (ii) 5,750,000 PIES (with gross proceeds of $310.5 million), (iii) $410.0 million aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251.7 million), (iv) $280.0 million aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "Senior Notes") and (v) $170.0 million aggregate principal amount of SFEC's 87/8% Senior Notes due 2006 (the "SFEC Notes"). The PIES accrue cumulative dividends (payable, at the Company's option, in cash or shares of Common Stock) at 7 1/2% per annum (approximately $23.3 million per annum) and are mandatorily convertible into Common Stock in 2001. The Senior Discount Notes do not require any interest payments prior to October 1, 2003, and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Notes require annual interest payments of approximately $25.9 million, and except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes require annual interest payments of approximately $15.1 million and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The net proceeds of the SFEC Notes, together with other funds, were deposited in escrow to provide for the repayment in full of existing notes of SFEC (with an accreted value of $161.1 million at December 28, 1997). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285.0 million principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $269.9 million at December 28, 1997 (fair value of $303.5 million at that date), (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410.0 million of borrowings under a new $472.0 million senior secured credit facility of SFTP (the "Six Flags Credit Facility") and (iii) borrowed an additional $75.0 million under the Premier Credit Facility and repaid $10.0 million of revolving credit borrowings thereunder. The SFTP Senior Subordinated Notes require interest payments of approximately $34.9 million per annum, payable semi-annually commencing December 15, 1998, and, except in certain circumstances, no principal payments are due thereon until their maturity date, June 15, 2005. Term loan borrowings under the Six Flags Credit Facility mature on November 30, 2004 (with principal payments of $1.0 million in each of 1998 through 2001, $25.0 million in 2002, $40.0 million in 2003 and $303.0 million at maturity). Revolving credit borrowings under this facility (up to $100.0 million) mature on the fifth anniversary of the Six Flags Credit Facility. Borrowings under the Six Flags Credit Facility are guaranteed by SFEC, SF Holdings, Inc. ("SF Holdings") and SFTP's subsidiaries and are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge by SF Holdings of the stock of SFTP.

      By reason of the Six Flags Acquisition, on April 30, 1998 the Company made an offer to repurchase the SFTP Senior Subordinated Notes at a price equal to 101% of their accreted amount (approximately $286.9 million). On that date, the last reported sales price of these notes was substantially in excess of their accreted amount. The Company has not entered into any standby arrangement to finance any required repurchase of such notes.

      In addition to its obligations under its outstanding indebtedness and other securities issued or assumed in the Six Flags Acquisition, the Company also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the "Co-Venture Parks"). Specifically, the Company guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $46.2 million (subject to cost of living adjustments) to the limited partners in the Co-Venture Parks and
(ii) make minimum capital expenditures at each of the Co-Venture Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Co-Venture Parks will be used to satisfy these requirements first, before any funds are required from the Company. The Company also guaranteed the obligation to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the co-venture agreements that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Co-Venture Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

      As the Company purchases units relating to either Co-Venture Park, it will be entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Co-Venture Park. On April 30, 1998, the Company owned approximately 25% and 33%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The unit purchase obligations for 1998, when purchases are required only for the Georgia park, will be immaterial. The maximum unit purchase obligations for 1999 at both parks will aggregate approximately $31 million. The Company's minimum capital expenditures for 1998 at these parks will total approximately $11 million.

      The following summarized unaudited pro forma results of operations for the three months ended March 31, 1998, assumes that the Six Flags Acquisition, the Private Acquisition and the related financings occurred as of the beginning of that quarter.

Total revenues..................................................... $31,714,000
Net loss........................................................... (88,105,000)
Net loss per common share-- basic and diluted......................       (2.52)

      The March 31, 1998 pro forma consolidated balance sheet accompanying the Company's March 31, 1998 and December 31, 1997 historical consolidated balance sheets is presented to give pro forma effect, including preliminary application of the purchase method of accounting, resulting from the following transactions that occurred on April 1, 1998:

o The issuance of 18,400,000 shares of Common Stock with aggregate gross proceeds of $993.6 million;

o The issuance of 5,750,000 PIES with aggregate gross proceeds of $310.5 million;

o The issuance of $410.0 million aggregate principal amount at maturity of the Senior Discount Notes with aggregate gross proceeds of $251.7 million;

o     The issuance of $280.0 million of the Senior Notes;

o     The issuance of $170.0 million of the SFEC Notes;

o The borrowing of an additional $65.0 million (net) under the Premier Credit Facility;

o     The borrowing of $410.0 million under the Six Flags Credit Facility;

o The establishment of $321.8 million of restricted-use investment accounts to pre-fund interest requirements on the Senior Notes, to provide for the repayment at or prior to maturity of the pre-existing SFEC Notes due in 1999 and to establish a fund to provide for certain obligations relating to the Co-Venture Parks;

o The payment of debt issuance costs associated with the Senior Discount Notes, the Senior Notes and the SFEC Notes;

o The purchase of 100% of the outstanding capital stock of SFEC for approximately $976.0 million, together with $10.0 million of transaction-related costs;

o The repayment of $590.2 million of borrowings of SFEC and its subsidiaries;

o The establishment of $25.0 million of escrow deposits to provide a fund for indemnification claims by Premier pursuant to the agreements between Premier and SFEC's prior owners relating to the Six Flags Acquisition; and

o The accrual of $10.0 million of liabilities recognized as a result of the Six Flags Acquisition and resulting changes in personnel and contracts.

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Three months ended March 31, 1998 vs. Three months ended March 31, 1997

      Operating revenues were $6.8 million in the first quarter of 1998 compared to $4.3 million in the first quarter of 1997. Of this increase, $0.9 million is attributable to revenues generated by Kentucky Kingdom, which was acquired in November 1997 and was therefore not included in the 1997 quarter. Operating revenues at the eleven parks owned for the full 1997 year (including Riverside Park which was acquired in February 1997) increased by $1.6 million in the 1998 quarter as a result of increased sponsorship income and increased season pass sales at certain of those parks. Operating expenses increased during the first quarter of 1998 from $8.2 million in 1997 to $11.4 million. Of this increase, $1.7 million relates directly to expenses incurred by Kentucky Kingdom, an additional $0.8 million relates to Riverside Park (reflecting in part the ownership of that park for the entire 1998 quarter as compared to two months in the 1997 quarter) and $0.7 million relates to increased expenses at the ten parks owned during all of the applicable quarters. Selling, general and administrative expenses increased from $4.4 million in the first quarter of 1997 to $7.8 million during the first quarter of 1998. Of this increase, $0.8 million relates to costs incurred by Kentucky Kingdom and the balance represents increased expenses at Riverside Park and the other parks owned in both periods. Depreciation expense increased $1.8 million primarily as a result of the recognition of depreciation and amortization expense at Kentucky Kingdom and as a result of the ongoing capital program at the Company's theme parks. Interest expense increased $2.3 million in the 1998 period representing interest on the 1997 Notes for the entire 1998 period (as compared to two months of the 1997 period), interest on borrowings during the first quarter of 1998 under the Premier Credit Facility, and reduced interest income in 1998 resulting from lower levels of available cash. The effective tax rate used to calculate the provision for income tax benefit was approximately 40% in the first quarter of each year. The extraordinary loss of $788,000 (net of income tax benefit of $526,000) in the 1998 period represents deferred charges on the Company's previous credit facility which was terminated during the period. See Note 4(c) to the Company's consolidated financial statements.

      Because of the seasonal nature of the Company's theme park operations, most of the Company's revenues are generated from Memorial Day to Labor Day.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

Historical

      At March 31, 1998, the Company's indebtedness (including capitalized leases) aggregated $423.2 million, of which approximately $71.2 million represented indebtedness of Walibi which was consolidated for balance sheet purposes. Approximately $23.1 million of total

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

indebtedness at that date (including $22.3 million of indebtedness of Walibi but excluding outstanding revolving credit borrowings under the Premier Credit Facility repaid in full subsequent to such date) matures prior to March 31, 1999.

      During the three months ended March 31, 1998, the Company used net cash of $27.6 million in operating activities. Included in the net cash used in operating activities for this period was $11.5 million of interest payments on the Premier Notes made in the quarter. The remainder of the net cash used in operating activities related to the Company's annual maintenance and park pre-opening operating expenses. Net cash used in investing activities in the first quarter of 1998 increased to $68.8 million, consisting of capital expenditures and the Company's acquisition, net of cash acquired, of approximately 49.9% of the capital stock of Walibi in March 1998. Net cash provided by financing activities in the 1998 period was $122.7 million, representing proceeds of borrowings in March 1998 under the Premier Credit Facility, offset in part by the payment of certain debt issuance costs in connection with April 1998 debt issuances.

      At March 31, 1998, substantially all of the Company's indebtedness was represented by the Premier Notes in an aggregate principal amount of $215.0 million, which require aggregate annual interest payments of approximately $23.0 million, $135.0 million of borrowings under the Premier Credit Facility and $71.2 million of indebtedness of Walibi. Except in the event of a change of control of the Company and certain other circumstances, no principal payment on the Premier Notes is due until the maturity dates thereof, August 15, 2003 in the case of the 1995 Notes and January 15, 2007, in the case of the 1997 Notes. Borrowings under the Premier Credit Facility at March 31, 1998 aggregated $135.0 million, including $10.0 million under the revolving credit facility thereunder (which was repaid in full subsequent to such date) with the balance constituting eight-year term loans. See Note 4(c) to the Company's consolidated financial statements. The Company intends to refinance the Walibi debt upon its acquisition of the balance of the Walibi capital stock.

Pro Forma

      After giving effect to the Six Flags Acquisition and the related financings described in Note 6 to the Company's consolidated financial statements, on a pro forma basis as of March 31, 1998, the Company would have had total outstanding indebtedness in the accreted principal amount of $2,052.7 million (including $164.8 million accreted value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds). Based on actual interest rates for debt outstanding at March 31, 1998 and actual interest rates for pro forma debt, annual interest payments for 1998 on this indebtedness would have aggregated approximately $134.0 million. In addition, annual dividend payments on the PIES total $23.3 million.

      By reason of the Six Flags Acquisition, the Company has offered to purchase the SFTP Senior Subordinated Notes at a price equal to 101% of their accreted amount (approximately $286.9 million). Unless extended by the Company, this offer expires in early June 1998. On

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

April 30, 1998, the last reported sales price of these notes was substantially in excess of their accreted amount. The Company does not expect to be required to purchase any material amount of these notes by reason of this offer. The Company has not entered into any standby arrangement to finance the purchase of such notes, and there is no assurance that the Company will be able to obtain any financing therefor in the event that it should become necessary.

      As more fully described in Note 6 to the Company's consolidated financial statements, in connection with the Six Flags Acquisition, the Company guaranteed certain obligations relating to the Co-Venture Parks. Cash flows from operations at the Co-Venture Parks will be used to satisfy these requirements, before any funds are required from the Company.

      The degree to which the Company is leveraged following the Six Flags Acquisition could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks.

      The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Premier and Six Flags Credit Facilities will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and PIES requirements and obligations under arrangements relating to the Co-Venture Parks, for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

Item 3

      Not applicable.

Items 1 -- 5

      Not applicable

Item 6 Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            27. Financial Data Schedule

      (b)   Reports on Form 8-K

            (i) The Company's Current Report on Form 8-K, dated March 23, 1998 (filed on March 26, 1998).

            (ii) The Company's Current Report on Form 8-K/A, dated December 15, 1997 (filed on March 24, 1998).

            (iii) The Company's Current Report on Form 8-K, dated February 9,
                  1998 (filed on February 12, 1998).

            (iv) The Company's Current Report on Form 8-K/A, dated November 7, 1997 (filed on January 21, 1998).

            (v) The Company's Current Report on Form 8-K, dated December 15, 1997 (filed on January 15, 1998).

            (vi) The Company's Current Report on Form 8-K/A, dated February 9, 1998 (filed on April 9, 1998).

            (vii) The Company's Current Report on Form 8-K/A, dated December 15,
                  1997 (filed on April 9, 1998).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998

                                               PREMIER PARKS INC.
                                    ------------------------------------------
                                                 (Registrant)

                                              /s/ Kieran E. Burke
                                    ------------------------------------------
                                      Chairman and Chief Executive Officer

                                           /s/ James F. Dannhauser
                                    ------------------------------------------
                                           Chief Financial Officer