Form 10-Q
period 1998-06-30
PREMIER PARKS INC
filed 1998-08-17
CIK 701374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 1998

                                       OR

|_|   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from      to

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

      At August 10, 1998, Premier Parks Inc. had outstanding 75,410,953 shares of Common Stock, par value $.025 per share.

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

                               PREMIER PARKS INC.
                           CONSOLIDATED BALANCE SHEETS

                                         June 30, 1998
                                          (Unaudited)   December 31, 1997
                                          -----------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents ........   $  538,540,000   $   84,288,000
   Accounts receivable ..............       46,220,000        6,537,000
   Inventories ......................       36,076,000        5,547,000
   Income tax receivable ............          995,000          995,000
   Prepaid expenses .................       21,975,000        3,690,000
                                        --------------   --------------
      Total current assets ..........      643,806,000      101,057,000

Other assets:
   Deferred charges .................       47,618,000       10,123,000
   Restricted-use investments .......      326,155,000               --
   Deposits and other assets ........       59,526,000        3,949,000
                                        --------------   --------------
      Total other assets ............      433,299,000       14,072,000
Property and equipment, at cost .....    1,524,672,000      479,271,000
   Less accumulated depreciation ....       58,367,000       35,474,000
                                        --------------   --------------
      Total property and equipment ..    1,466,305,000      443,797,000
Investment in theme park
      partnerships...................      245,706,000        6,595,000
   Less accumulated amortization ....        1,687,000          136,000
                                        --------------   --------------
      Total investment in theme park
        partnerships ................   $  244,019,000   $    6,459,000

Intangible assets ...................    1,335,421,000       48,876,000
   Less accumulated amortization ....       15,807,000        2,940,000
                                        --------------   --------------
      Total intangible assets .......    1,319,614,000       45,936,000
                                        --------------   --------------
   Total assets .....................   $4,107,043,000   $  611,321,000
                                        ==============   ==============

                 See accompanying notes to financial statements

                               PREMIER PARKS INC.
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                June 30, 1998
                                                                 (Unaudited)     December 31, 1997
                                                                 -----------     -----------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ........................................   $    77,223,000    $    10,051,000
   Accrued expenses, other than interest ...................       110,739,000         13,148,000
   Accrued interest payable ................................        35,146,000          9,785,000
   Current maturities of long-term debt ....................        41,029,000                 --
   Current portion of capitalized lease obligations ........           791,000            795,000
                                                               ---------------    ---------------
      Total current liabilities ............................       264,928,000         33,779,000

Long-term debt & capitalized lease obligations:
   Notes payable............................................    1,425,197,000        215,000,000
   Credit facilities .......................................       618,789,000                 --
   Capitalized lease obligations ...........................         1,223,000          1,231,000
                                                               ---------------    ---------------
      Total long-term debt and capitalized lease obligations     2,045,209,000        216,231,000
Other long-term liabilities and minority interest ..........        46,785,000          4,025,000
Deferred income taxes ......................................       147,552,000         33,537,000
                                                               ---------------    ---------------
      Total liabilities ....................................     2,504,474,000        287,572,000
                                                               ---------------    ---------------

Stockholders' equity:
   Preferred stock .........................................            11,000                 --
   Common stock ............................................         1,884,000            944,000
   Capital in excess of par value ..........................     1,624,594,000        354,235,000
   Accumulated deficit .....................................       (12,128,000)       (17,241,000)
   Deferred compensation ...................................       (12,150,000)       (13,500,000)
   Accumulated other comprehensive income --
       foreign currency translation adjustments ............           358,000                 --
                                                               ---------------    ---------------
                                                                 1,602,569,000        324,438,000
   Less treasury stock, at cost ............................                --           (689,000)
                                                               ---------------    ---------------
      Total stockholders' equity ...........................     1,602,569,000        323,749,000
                                                               ---------------    ---------------
      Total liabilities & stockholders' equity .............   $ 4,107,043,000    $   611,321,000
                                                               ===============    ===============

                 See accompanying notes to financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                         1998              1997
                                                         ----              ----
Revenues:
   Theme park admissions .........................   $ 169,666,000    $  34,708,000
   Theme park food, merchandise and other ........     130,018,000       27,760,000
                                                     -------------    -------------
      Total revenues .............................     299,684,000       62,468,000

Operating costs and expenses:
   Operating expenses ............................     110,201,000       24,422,000
   Selling, general and administrative ...........      54,560,000       13,345,000
   Costs of products sold ........................      36,817,000        6,480,000
   Depreciation and amortization .................      31,738,000        4,284,000
                                                     -------------    -------------
      Total operating costs and expenses .........     233,316,000       48,531,000

      Income from operations .....................      66,368,000       13,937,000

Other income (expense):
   Interest expense, net .........................     (37,256,000)      (4,451,000)
   Equity in operations of theme park partnerships      12,572,000               --
   Minority interest in earnings .................      (1,028,000)              --
   Other income (expense) ........................          92,000          (43,000)
                                                     -------------    -------------
      Total other income (expense) ...............     (25,620,000)      (4,494,000)
      Income before income taxes .................      40,748,000        9,443,000
   Income tax expense ............................      20,185,000        3,745,000
                                                     -------------    -------------
      Net income .................................   $  20,563,000    $   5,698,000
                                                     =============    =============
      Net income applicable to common stock ......   $  14,741,000    $   5,698,000
                                                     =============    =============

Per share amounts:
Net income per average share -- basic .............  $        0.20    $        0.16
                                                     =============    =============
Net income per average share -- diluted ...........  $        0.19    $        0.15
                                                     =============    =============
Average shares outstanding -- basic ...............     74,594,870       36,601,344
                                                     =============    =============
Average shares outstanding -- diluted .............     75,870,346       37,534,150
                                                     =============    =============



                 See accompanying notes to financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998             1997
                                                                       ----             ----
Revenues:
   Theme park admissions ......................................   $ 173,445,000    $  37,095,000
   Theme park food, merchandise and other .....................     133,070,000       29,637,000
                                                                  -------------    -------------
      Total revenues ..........................................     306,515,000       66,732,000

Operating costs and expenses:
   Operating expenses .........................................     121,576,000       32,617,000
   Selling, general and administrative ........................      62,324,000       17,744,000
   Costs of products sold .....................................      36,954,000        6,532,000
   Depreciation and amortization ..............................      37,539,000        8,257,000
                                                                  -------------    -------------
      Total operating costs and expenses ......................     258,393,000       65,150,000

      Income from operations ..................................      48,122,000        1,582,000

Other income (expense):
   Interest expense, net ......................................     (43,436,000)      (8,374,000)
   Equity in operations of theme park partnerships ............      12,572,000               --
   Minority interest in earnings ..............................      (1,028,000)              --
   Other income (expense) .....................................          82,000          (62,000)
                                                                  -------------    -------------
      Total other income (expense) ............................     (31,810,000)      (8,436,000)
      Income (loss) before income taxes and extraordinary loss       16,312,000       (6,854,000)
   Income tax expense (benefit) ...............................      10,411,000       (2,810,000)
                                                                  -------------    -------------
      Income (loss) before extraordinary loss .................       5,901,000       (4,044,000)
   Extraordinary loss on extinguishment of debt,
     net of income tax benefit of $526,000 ....................        (788,000)              --
                                                                  -------------    -------------
      Net income (loss) .......................................   $   5,113,000    $  (4,044,000)
                                                                  =============    =============
      Net loss applicable to common stock .....................   $    (709,000)   $  (4,044,000)
                                                                  =============    =============

Per share amounts:
Income (loss) per average share -- basic:
   Income (loss) before extraordinary loss ....................   $        0.00    $       (0.12)
   Extraordinary loss .........................................           (0.01)              --
                                                                  -------------    -------------
   Net loss ...................................................   $       (0.01)   $       (0.12)
                                                                  =============    =============
Income (loss) per average share -- diluted:
   Income (loss) before extraordinary loss ....................   $        0.00    $       (0.12)
   Extraordinary loss .........................................           (0.01)              --
                                                                  -------------    -------------
   Net loss ...................................................   $       (0.01)   $       (0.12)
                                                                  =============    =============
Average shares outstanding -- basic ............................     56,292,180       34,223,924
                                                                  =============    =============
Average shares outstanding -- diluted ..........................     56,292,180       34,223,924
                                                                  =============    =============

                 See accompanying notes to financial statements

                               PREMIER PARKS INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                          Three Months Ended June 30,  Six Months Ended June 30,
                                          ---------------------------  -------------------------
                                               1998          1997          1998         1997
                                               ----          ----          ----         ----
Net income (loss) ....................     $20,563,000   $ 5,698,000   $ 5,113,000   $(4,044,000)
Other comprehensive income (loss) --
    Foreign currency translation
    adjustment  ......................         358,000            --       358,000            --
                                           -----------   -----------   -----------   -----------
Comprehensive income (loss) ..........     $20,921,000   $ 5,698,000   $ 5,471,000   $(4,044,000)
                                           ===========   ===========   ===========   ===========


                 See accompanying notes to financial statements.

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998               1997
                                                                       ----               ----
Cash flows from operating activities:
    Net income (loss) ..........................................   $     5,113,000    $    (4,044,000)
Adjustments to reconcile net income
    (loss) to net cash provided by operating activities, net of effects of acquisitions:
    Depreciation and amortization ..............................        37,539,000          8,257,000
    Equity of operations of theme park partnerships ............       (12,572,000)                --
    Minority interest in earnings ..............................         1,028,000                 --
    Deferred compensation ......................................         1,350,000                 --
    Interest accretion on notes payable ........................        13,971,000                 --
    Interest accretion on restricted-use investments ...........        (4,405,000)                --
    Extraordinary loss on early extinguishment of debt .........         1,314,000                 --
    Amortization of debt issuance costs ........................         2,165,000            797,000
    Deferred income tax expense (benefit) ......................         8,878,000         (2,935,000)
    Increase in accounts receivable ............................       (32,648,000)       (10,029,000)
    Increase in inventories and prepaid expenses ...............       (19,398,000)        (5,646,000)
    (Increase) decrease in deposits and other assets ...........          (515,000)         3,714,000
    Increase (decrease) in accounts payable and accrued expenses          (556,000)        19,097,000
    Increase in accrued interest payable .......................        24,694,000          4,951,000
                                                                   ---------------    ---------------
       Total adjustments .......................................        20,845,000         18,206,000
                                                                   ---------------    ---------------
       Net cash provided by operating activities ...............        25,958,000         14,162,000
                                                                   ---------------    ---------------

Cash flows from investing activities:
   Additions to property and equipment .........................      (141,623,000)       (83,723,000)
   Acquisition of theme park companies, net of cash acquired ...    (1,024,775,000)       (21,376,000)
   Purchase of restricted-use investments ......................      (321,750,000)                --
                                                                   ---------------    ---------------
      Net cash used in investing activities ....................    (1,488,148,000)      (105,099,000)
                                                                    ---------------    ---------------

Cash flows from financing activities:
   Repayment of long-term debt .................................      (659,875,000)       (65,188,000)
   Proceeds from borrowings ....................................     1,361,703,000        132,500,000
   Net cash proceeds from issuance of preferred stock ..........       301,185,000                 --
   Net cash proceeds from issuance of common stock .............       954,403,000        189,427,000
   Payment of debt issuance costs ..............................       (40,974,000)        (5,112,000)
                                                                   ---------------    ---------------
      Net cash provided by financing activities ................     1,916,442,000        251,627,000
                                                                   ---------------    ---------------
      Increase in cash and cash equivalents ....................       454,252,000        160,690,000
Cash and cash equivalents at beginning of period ...............        84,288,000          4,043,000
                                                                   ---------------    ---------------
Cash and cash equivalents at end of period .....................   $   538,540,000    $   164,733,000
                                                                   ===============    ===============

                 See accompanying notes to financial statements.

                               PREMIER PARKS INC.

                          NOTES TO FINANCIAL STATEMENTS

1. General -- Basis of Presentation

      On March 24, 1998, the company then known as Premier Parks Inc. ("Premier Operations") merged (the "Merger") with an indirect wholly-owned subsidiary thereof, pursuant to which Premier Operations became a wholly-owned subsidiary of Premier Parks Holdings Corporation ("Holdings") and the holders of shares of common stock ("Common Stock") of Premier Operations became, on a share-for-share basis, holders of Common Stock of Holdings. On the Merger date, Premier Operations' name was changed to Premier Parks Operations Inc., and Holdings' name was changed to Premier Parks Inc. References herein to the "Company" or "Premier" mean (i) for all periods or dates prior to March 24, 1998, Premier Operations and its consolidated subsidiaries and (ii) for all subsequent periods or dates, Holdings and its consolidated subsidiaries (including Premier Operations).

      During the first six months of 1998, the Company purchased approximately 95% of the outstanding capital stock of Walibi, S.A. ("Walibi"). See Note 3 below. On April 1, 1998, the Company purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its subsidiaries, "Six Flags") and consummated the other transactions described in Note 3 below.

      Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 1997 includes additional information about the Company, its operations and its financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (all of which are normal and recurring) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

      Results of operations for the six-month period ended June 30, 1998 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence.

      The accompanying consolidated financial statements for the three and six months ended June 30, 1998 reflect the results of Riverside Park and Kentucky Kingdom from January 1, 1998, of Walibi from March 26, 1998 and of Six Flags from April 1, 1998. See Note 3. The accompanying consolidated financial statements for the three and six months ended June 30, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997, and do not include the results of Kentucky Kingdom, Walibi or Six Flags for those periods. Historical balance sheet data at June 30, 1998 include the assets and liabilities of Walibi and Six Flags on a consolidated basis.

      Comprehensive Income (Loss)

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 established standards for

PREMIER PARKS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income
(loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Through March 31, 1998, the Company had not accounted for any items included in comprehensive income that were not already included in Premier's consolidated statement of operations. As a result of Premier entering into foreign operations through the acquisition of a controlling interest in Walibi in March 1998 (see Note 3), the Company has now included a statement of comprehensive income for the period ended June 30, 1998. Since the activity only occurred in the second quarter, the three month and six month adjustment is the same. The new statement reflects the periodic change in the foreign currency translation adjustment account which is included in the equity section of the balance sheet and not normally reflected in the statement of operations.

      Investment in Theme Park Partnerships

      The Company manages three parks in which the Company does not currently own a controlling interest. The Company accounts for its investment in these three parks using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of Six Flags Over Texas, Six Flags Over Georgia, and Marine World in the accompanying statements of operations in the caption equity in operation of theme park partnerships. The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. The activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption.

      Reclassifications

      Certain items in the December 31, 1997 consolidated balance sheet have been reclassified to conform to the 1998 presentation.

      Earnings (Loss) Per Share

      The following table discloses the weighted average number of shares of Common Stock used in the calculations of basic earnings (loss) per share for the three and six-month periods ended June 30, 1998 and 1997, as well as the weighted average number of shares of Common Stock on a diluted basis for each period. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for each six-month period, diluted loss per share was calculated using the same weighted average number of shares used in the basic loss per share calculation. Additionally, the weighted average number of shares for the three or six months ended June 30, 1998 does not include the impact of the conversion of the Company's mandatorily convertible preferred stock into 9.4 million shares of Common Stock as the effect of the conversion and resulting decrease in preferred stock dividends is antidilutive.

PREMIER PARKS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

                                                Three Months   Three Months    Six Months      Six Months
                                                    Ended          Ended          Ended          Ended
                                                June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                                -------------  -------------  -------------  -------------
Weighted average number of common shares
   outstanding--basic .........................   74,594,870     36,601,344     56,292,180     34,223,924
Effect of potential common shares issuable upon
   the exercise of employee stock options .....    1,275,476        932,806             --             --
                                                  ----------     ----------     ----------     ----------
Weighted average number of common shares
   outstanding--diluted .......................   75,870,346     37,534,150     56,292,180     34,223,924
                                                  ==========     ==========     ==========     ==========

      On June 9, 1998, the Company's common shareholders approved a two-for-one stock split effective July 24, 1998. The par value of the common stock was decreased to $.025 per share from $.05 per share. Additionally, the authorized common shares of the Company were increased to 150,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the stock split as if it had occurred as of the earliest date presented.

2. Stockholders' Equity

      In connection with the Company's acquisition of SFEC on April 1, 1998, the Company issued 36,800,000 shares of Common Stock and 5,750,000 Premium Income Equity Securities ("PIES"), each representing one five-hundredth of a share of the Company's mandatorily convertible preferred stock (an aggregate of 11,500 shares of preferred stock). See Note 3. The PIES accrue cumulative dividends (payable, at the Company's option, in cash or shares of Common Stock) at 7 1/2% per annum (approximately $23.3 million per annum) and are mandatorily convertible into Common Stock in 2001.

3. Acquisition of Theme Parks

      On February 5, 1997, the Company purchased all of the outstanding common stock of Stuart Amusement Company, the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of approximately $22,200,000 ($1,000,000 of which was paid through issuance of 64,258 shares of Common Stock). The transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $6,623,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart Amusement Co.'s assets and liabilities. Approximately $10,484,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill.

      On November 7, 1997, the Company acquired all of the interests of a limited liability company which owned substantially all of the theme park assets of Kentucky Kingdom--The Thrill Park ("Kentucky Kingdom"), located in Louisville, Kentucky, for a purchase price of $64,000,000, of which $4,831,000 was paid through the issuance of 243,342 shares of Common Stock. The Company may be required to issue additional shares of Common Stock based upon the level of revenues at Kentucky Kingdom during 1998, 1999 and 2000. The acquisition was accounted for as a purchase. The purchase price was primarily allocated to property and equipment with $4,592,000 of costs recorded as intangible assets, primarily goodwill. The value of the additional shares, if any, will be recognized as additional goodwill.

PREMIER PARKS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

      On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was paid through issuance of 448,910 shares of Common Stock and 80% was paid in cash. In June 1998, the Company purchased an additional 45.0% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of Common Stock and $31,400,000 in cash. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from proceeds of borrowing under its senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. See Note 4(c). As of the acquisition dates and after giving effect to the purchases, $11,493,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $56,869,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill. The Company may be required to issue additional shares of Common Stock based on Walibi's revenues during 1999, 2000 or 2001. The value of the additional shares, if any will be recognized as additional goodwill.

      On April 1, 1998 the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976.0 million, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings
(i) 36,800,000 shares of Common Stock (with gross proceeds of $993.6 million), (ii) 5,750,000 PIES (with gross proceeds of $310.5 million), (iii) $410.0 million aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251.7 million), (iv) $280.0 million aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "Senior Notes") and (v) $170.0 million aggregate principal amount of SFEC's 8 7/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285.0 million principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278.1 million at April 1, 1998 (fair value of $318.5 million at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410.0 million of borrowings under a new $472.0 million senior secured credit facility of SFTP (the "Six Flags Credit Facility"). As of the acquisition date and after giving effect to the purchase, $93,644,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,223,331,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill. The amortization period for the Six Flags goodwill is 25 years.

      In addition to its obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags Acquisition, the Company also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the "Co-Venture Parks"). Specifically, the Company guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $46.2 million (subject to cost of living adjustments) to the limited partners in the Co-Venture Parks and
(ii) make minimum capital expenditures at each of the Co-Venture Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Co-Venture Parks will be used to satisfy these requirements first, before any funds are required from the Company. The Company also guaranteed the obligation to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the co-venture agreements that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Co-Venture Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

PREMIER PARKS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

      As the Company purchases units relating to either Co-Venture Park, it will be entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Co-Venture Park. On June 30, 1998, the Company owned approximately 25% and 33%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 1999 at both parks will aggregate approximately $43.75 million.

      The following summarized unaudited pro forma results of operations for the six months ended June 30, 1998, assumes that the Six Flags Acquisition, the acquisition of Walibi and the related financings occurred as of the beginning of that period.

    Total revenues.............................................   $331,398,000
    Net loss...................................................    (60,859,000)
    Net loss per common share--basic and diluted...............          (0.96)

4. Long-Term Indebtedness

      (a) In August 1995, Premier Operations issued $90,000,000 principal amount of senior notes (the "1995 Notes"). The 1995 Notes are senior unsecured obligations of Premier Operations, which mature on August 15, 2003. The 1995 Notes bear interest at 12% per annum payable semiannually. The 1995 Notes are redeemable, at Premier Operations' option, in whole or part, at any time on or after August 15, 1999, at varying redemption prices. The 1995 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

      The proceeds of the 1995 Notes were used in the acquisition by Premier Operations of Funtime Parks, Inc. in August 1995 and in the refinancing at that time of previously existing indebtedness.

      The indenture limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      By virtue of the Merger, all obligations under the 1995 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings.

      (b) On January 31, 1997, Premier Operations issued $125,000,000 of 9 3/4% senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Premier Operations and equal to the 1995 Notes in priority upon liquidation. The 1997 Notes are redeemable, at Premier Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

      The indenture under which the 1997 Notes were issued contains covenants substantially similar to those relating to the 1995 Notes. A portion of the proceeds were used to pay in full all amounts outstanding under Premier Operations' then credit facility.

      By virtue of the Merger, all obligations under the 1997 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings.

PREMIER PARKS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

      (c) In March 1998, Premier Operations entered into the Premier Credit Facility and terminated its then outstanding $115.0 million credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of deferred charges related to the terminated facility. At June 30, 1998, Premier Operations had borrowed $240.0 million under the Premier Credit Facility, in part to fund the acquisition of Walibi. The Premier Credit Facility includes a five-year $75.0 million revolving credit facility (with $40.0 million outstanding at June 30, 1998 which has since been repaid), a five-year $100.0 million term loan facility (subsequently reduced to $75.0 million, which amount was outstanding at June 30, 1998), requiring principal payments of $10.0 million, $25.0 million, $30.0 million and $10.0 million in the second, third, fourth and fifth years, and an eight-year $125.0 million term loan facility (which was fully drawn as of June 30, 1998 and requires principal payments of $1.0 million in each of the first six years and $25.0 million and $94.0 million in the seventh and eighth years, respectively). Borrowings under the Premier Credit Facility are guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate). The Premier Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Premier Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

      By virtue of the Merger, all obligations of the Company under the Premier Credit Facility remained as obligations of Premier Operations and were not assumed by Holdings.

      (d) On April 1, 1998, the Company issued $410.0 million principal amount at maturity of Senior Discount Notes and $280.0 million principal amount of Senior Notes. The notes are senior unsecured obligations of Premier, and are not guaranteed by Premier's subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Notes require annual interest payments of approximately $25.9 million (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

      Approximately $70.7 million of the net proceeds of the Senior Notes was deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75.0 million of the net proceeds of the Senior Discount Notes was deposited in a restricted use investment in escrow, until April 1, 2003, to provide a fund to pay certain of Premier's obligations to the limited partners of the Co-Venture Parks. See Note 3.

      The indentures under which the notes were issued limit the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (e) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per

PREMIER PARKS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were deposited in a restricted use investment in escrow to provide for the repayment in full of pre-existing notes of SFEC (with a carrying value of $178.2 million at June 30, 1998).

      The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (f) The SFTP Senior Subordinated Notes are senior subordinated obligations of SFTP in an aggregate principal amount of $285.0 million. The SFTP Senior Subordinated Notes require interest payments of approximately $34.9 million per annum (12 1/2% per annum), with the first payment due in December 1998, and, except in certain circumstances, do not require principal payments prior to their maturity in 2005. The SFTP Senior Subordinated Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The Notes are redeemable, at SFTP's option, in whole or in part, at any time on or after December 15, 1998, at varying redemption prices. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Senior Subordinated Notes and will result in an effective interest rate of approximately 9 3/4%.

      The indenture under which the SFTP Senior Subordinated Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

      (g) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $410 million at June 30, 1998. The Six Flags Credit Facility includes (i) a $100.0 million five-year revolving credit facility to be used to refinance pre-existing Six Flags bank indebtedness and for working capital and other general corporate purposes (of which $38.0 million was outstanding on June 30, 1998); and (ii) a $372.0 million term loan facility (the "Term Loan Facility") which was fully drawn on June 30, 1998. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million are required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and is guaranteed by such subsidiaries and SFEC.

      The Six Flags Credit Facility contains restrictive covenants that, among other things, limit the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow SFEC to meet cash pay interest obligations with respect to the SFEC Notes; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Six Flags Credit Facility requires that SFTP comply with certain specified financial ratios and tests.

PREMIER PARKS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies

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

6. Investment in Theme Park Partnerships

      The following reflects the summarized results of the three parks managed by the Company for the six months ended June 30, 1998, in the case of Marine World, and for the period subsequent to April 1, 1998 (the date of the Six Flags Acquisition), in the case of the Co-Venture Parks. Previous periods are not presented as the general partner and limited partnership interests in the Co-Venture Parks were purchased on April 1, 1998 and the lease agreement with the owner of Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season.

Revenue........................................................ $83,032
Expenses:
   Operating expenses..........................................  30,240
   Selling, general and administrative.........................  13,229
   Costs of products sold......................................  10,854
   Depreciation and amortization...............................   4,337
   Interest expense, net.......................................   4,001
   Other expense...............................................     167
                                                                 ------
      Total....................................................  62,828
                                                                 ------
Net income..................................................... $20,204
                                                                 ------
                                                                 ------

      The Company's share of operations of the three theme parks for the three and six months ended June 30, 1998 was $13,733,000, prior to depreciation and amortization charges of $1,161,000. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 28 years for the Co-Venture Parks (which is the remaining term of the management and lease agreements) and being amortized over the expected useful life of the rides and equipment installed by the Company at the Marine World theme park.

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      General

      Results of operations for the three and six months ended June 30, 1998 include the results of Riverside Park and Kentucky Kingdom (each of which was acquired during 1997) for the entire period. Results of Walibi and Six Flags are included in 1998 results only from the dates of their respective acquisitions (March 26, 1998, in the case of Walibi, and April 1, 1998, in the case of Six Flags). Results for the three and six months ended June 30, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997, and do not include the results of Kentucky Kingdom, Walibi or Six Flags for those periods. In addition, 1998 results do not include the Company's share of the revenues of Marine World under the applicable lease and related doucments since the park does not generate sufficient revenues to provide a participation to the Company until the third quarter.

      Results of operations for the six-month period ended June 30, 1998 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence.

      Six months ended June 30, 1998 vs. Six months ended June 30, 1997

      Revenues in the first six months of 1998 increased $239.8 million, from $66.7 million in the comparable 1997 period. Of this increase, $222.7 million represented revenues of Six Flags and Walibi (the "Acquired Parks") which were acquired in 1998 and thus, not included in 1997 results. Revenues generated by the Company's other 13 parks (including Marine World) amounted to $83.8 million in the first six months of 1998, as compared to $66.7 million from the Company's 11 parks in the 1997 period. The 13 parks experienced a 5.7% increase in attendance, a 6.4% increase in per capita spending and a 32.6% increase in season pass sales over the prior period.

      Operating expenses increased $89.0 million in the first six months of 1998, of which $81.3 million related directly to the Acquired Parks. Operating expenses at the Company's other 12 parks (excluding Marine World) increased $7.6 million, primarily reflecting increased staffing levels and wage rates and $4.8 million of operating expenses for Kentucky Kingdom.

      Selling, general and administrative expenses were $62.3 million in the 1998 period as compared to $17.7 million in 1997. Of this increase, $28.1 million related to the Acquired Parks. Selling, general and administrative expenses at the remaining twelve parks increased $16.5 million over 1997 levels, primarily reflecting $3.9 million of selling, general and administrative expenses at Kentucky Kingdom, increased corporate expenses reflecting the larger scope of the Company's operations and increased marketing and advertising costs, as well as an earlier expenditure of such amounts as compared to the prior year. As a percentage of total revenue, selling, general administrative expenses were 20% of revenue in 1998 as compared to 27% for the same period in 1997. The decrease is a result of the Company's continued ability to use operating leverage to increase operations without having to increase administrative costs by a like percentage.

      Costs of products sold increased $30.4 million, of which $29.1 million related to the Acquired Parks. The balance of the increase primarily related to increased product sales at the parks owned in both years and costs of sales at Kentucky Kingdom.

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

      Depreciation and amortization expense increased $29.2 million from $8.3 million in the 1997 period to $37.5 million in 1998, of which $25.3 million was attributable to the recognition of depreciation and amortization expense for the Acquired Parks, $1.1 million was attributable to Kentucky Kingdom and the balance was attributable to the Company's on-going capital program. Interest expense, net increased from $8.4 million to $43.4 million principally as a result of borrowings made in connection with the acquisition of Six Flags and Walibi. See Note 3 to the Consolidated Financial Statements.

      Equity in operations of theme park partnerships results from the Company's shares of the operations of Six Flags Over Texas (33% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership), the lease of Marine World and the management of all three parks. The Company did not have the partial ownership or lease arrangement with any of the parks prior to commencement of the 1998 operating season. See Notes 1 and 6 to the Consolidated Financial Statements.

      Income tax expense was $10.4 million for the 1998 period as compared to a benefit of $2.8 million for the same period in 1997. The increase in the effective tax rate to 63.8% from 41.2% is a function of the non-deductible intangible asset amortization associated with the Six Flags Acquisition. Approximately $10.9 million of non-deductible amortization will be recognized each quarter. As a result the Company's quarterly effective income tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

      Net loss applicable to common stock in 1998 reflects as a charge to net income the preferred stock dividends accrued since the April 1, 1998 issuance of the PIES. The PIES accrue cumulative dividends at 7 1/2% per annum (1 7/8% per quarter), which approximates an annual dividend requirement of $23.3 million (approximately $5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company.

      Three months ended June 30, 1998 vs. Three months ended June 30, 1997

      Revenues in the second quarter of 1998 increased $237.2 million, from $62.5 million in the comparable 1997 period. Of this increase, $222.7 million represented revenues of the Acquired Parks. Revenues from the twelve other parks (excluding Marine World) increased $14.5 million primarily from inclusion of Kentucky Kingdom ($12.4 million). Attendance at the Six Flags parks declined in the 1998 quarter as compared to the 1997 period. The Company believes this decline was primarily attributable to capital and marketing decisions for the 1998 season implemented by former management.

      Operating expenses increased $85.8 million in the second quarter of 1998, of which $81.3 million related directly to the Acquired Parks. Operating expenses at the other twelve parks increased $4.5 million, primarily as a result of the inclusion of the operating expenses at Kentucky Kingdom ($3.1 million). Operating expenses at the Six Flags parks during the post-acquisition 89 day period ended June 28, 1998 decreased by $16.5 million from operating expenses in the 1997 second quarter.

      Selling, general and administrative expenses were $54.6 million in the 1998 period as compared to $13.3 million in 1997. Of this increase, $28.1 million related to the Acquired Parks. Selling, general and administrative expenses at the remaining twelve parks increased $13.2 million as a result of the inclusion of Kentucky Kingdom ($3.1 million), an increase in corporate expenses reflecting the larger scope of the Company's operations, increases in advertising expenditures and an acceleration of such expenditures as compared to the prior year. Selling, general and administrative expenses at the Six Flags parks decreased by $17.7 million during the 89 day period ended June 28, 1998 as compared to selling, general and administrative expenses in the 1997 second quarter. As a percentage of total revenue, selling, general and administrative expenses were 18% of revenue in 1998 as compared to 21% for the same period in 1997. The decrease is a result of the Company's continued ability to use operating leverage to increase operations without having to increase administrative costs by a like percentage.

      Costs of products sold increased $30.3 million, of which $29.1 million related to the Acquired Parks. The remaining increases primarily related to increased sales at the parks owned in both years.

      Depreciation and amortization expense increased from $4.3 million in the 1997 period to $31.7 million in 1998, of which $25.3 million was attributable to the recognition of depreciation expense for the Acquired Parks, $0.6 million was attributable to Kentucky Kingdom, and the balance was attributable to the Company's on-going capital program. Interest expense, net increased from $4.5 million to $37.3 million principally as a result of borrowings made in connection with the acquisition of Six Flags and Walibi. See Note 3 to the Consolidated Financial Statements.

      Equity in operations of theme park partnerships results from the Company's share of the operations of Six Flags Over Texas (33% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership), the lease of Marine World and the management of all three parks. The Company did not have the partial ownership or lease arrangements with any of the parks prior to commencement of the 1998 operating season. See Notes 1 and 6 to the Consolidated Financial Statements.

      Income tax expense was $20.2 million for the 1998 period as compared to $3.7 million for the same period in 1997. The increase in the effective tax rate to 49.5% from 39.6% is a function of the non-deductible intangible asset amortization associated with the Six Flags Acquisition. Approximately $10.9 million of non-deductible amortization will be recognized each quarter. As a result, the Company's quarterly effective income tax rate will vary from quarter-to-quarter based upon the inherent seasonal nature of theme park business.

      Net income applicable to common stock in 1998 reflects as a charge to net income the quarterly preferred stock dividend payable July 1, 1998. The Company's PIES accrue cumulative dividends at 7 1/2% per annum (1 7/8% per quarter), which approximates an annual dividend of $23.3 million ($5.8 million per quarter), The dividend is payable in cash or shares of Common Stock at the option of the Company

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

      At June 30, 1998, the Company's indebtedness (including $178.2 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $2,087.0 million, of which approximately $41.8 million matures prior to June 30, 1999 ($1.8 million after giving effect to the repayment of revolving credit indebtedness subsequent to June 30, 1998). See Note 4 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the six months ended June 30, 1998, net cash provided by operating activities was $26.0 million. Net cash used in investing activities in the first six months of 1998 totaled $1,488.1 million, consisting primarily of the Company's acquisition of Six Flags and Walibi and to a lesser extent capital expenditures. Net cash provided by financing activities in the 1998 period was $1,916.4 million, representing proceeds of borrowings under the Premier and Six Flags Credit Facilities, and proceeds of the public offerings of Common Stock, PIES, Senior Notes, Senior Discount Notes and SFEC Notes described in Note 3, offset in part by debt payments and the payment of certain debt issuance costs.

      As more fully described in Note 3 to the Company's Consolidated Financial Statements, in connection with the Six Flags Acquisition, the Company guaranteed certain obligations relating to the Co-Venture Parks. Cash flows from operations at the Co-Venture Parks will be used to satisfy these requirements, before any funds are required from the Company. The degree to which the Company is leveraged following the Six Flags Acquisition could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

      In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they previously were. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new disclosure requirements in its annual financial statements for the year ending December 31, 1998.

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provision of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of June 30, 1998, it would not have a material effect on the Company's financial position as of such date, or the results of operations for the six-month period then ended.

Impact of Year 2000 Issue

      An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has not completed plans to ensure year 2000 compliance. The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations. Costs in connection with any such modifications are not expected to be material. However, if such modifications are not completed in a timely manner, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Item 3

      Not applicable.

                          PART II -- OTHER INFORMATION

Items 1--3 and 5

      Not applicable.

Item 4 -- Submission of Matters to a Vote of Securityholders

      On June 9, 1998, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 32,410,432 shares (86.43% of the outstanding shares of Common Stock). Three proposals were voted upon at the Meeting. The proposals and voting results were as follows:

      1.    Proposal 1 -- Election of Directors

            The following persons were elected as directors as follows:

            Name                         For                 Against
            ----                         ---                 -------

            Paul A. Biddelman         28,395,447            4,014,985
            Kieran E. Burke           28,395,667            4,014,765
            James F. Dannhauser       28,395,667            4,014,765
            Michael E. Gellert        28,395,572            4,014,860
            Arnold S. Gurtler         28,394,189            4,016,243
            Gary Story                28,395,667            4,014,765
            Charles R. Wood           28,394,592            4,015,840

      2. Proposal 2 -- Amendment of Article IV of the Company's Certificate of Incorporation to effect a 2 for 1 stock split of the Company's Common Stock

                For                  Against               Withheld
                ---                  -------               --------
            32,383,386               11,671                 15,375

      3. Proposal 3 -- Approval of amendment to Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's Common Stock from 90,000,000 "old" shares to 150,000,000 "new" shares and to increase the number of authorized shares of the Preferred Stock from 500,000 to 5,000,000 shares

               For             Against        Withheld       Not Voted
               ---             -------        --------       ---------
            21,441,425        6,051,174        19,106        4,898,727

      4. Proposal 4 -- Ratification of selection by the Company's Board of Directors of KPMG Peat Marwick LLP as independent public accountants of the Company for the year ending December 31, 1998

               For                   Against                Withheld
               ---                   -------                --------
            32,403,200                2,511                  4,721

      5. Proposal 5 -- Approval of the adoption of the Company's 1998 Stock Option and Incentive Plan

               For                   Against               Withheld
               ---                   -------               --------
            21,809,633             10,596,869                3,930

      6. Proposal 6 -- Re-approval of the Company's 1996 Stock Option and Incentive Plan

               For             Against           Withheld         Not Voted
               ---             -------           --------         ---------
            26,319,909        1,861,040           28,883          4,200,600

      7. Proposal 7 -- Approval of payment of "independent" directors' fees in shares of Common Stock

               For                   Against               Withheld
               ---                   -------               --------
            32,260,289                20,050                130,093

Item 6 -- Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1   Financial Data Schedule - June 30, 1998
            27.2   Financial Data Schedule - June 30, 1997

      (b)   Reports on Form 8-K

            (i) The Company's Current Report on Form 8-K/A, dated February 9, 1998 (filed on April 9, 1998).

            (ii) The Company's Current Report on Form 8-K/A, dated December 15, 1997 (filed on April 9, 1998).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1998


                                              PREMIER PARKS INC.
                                     ------------------------------------
                                                 (Registrant)

                                      /s/ Kieran E. Burke
                                     ------------------------------------
                                                Kieran E. Burke
                                     Chairman and Chief Executive Officer

                                     /s/ James F. Dannhauser
                                     ------------------------------------
                                              James F. Dannhauser
                                            Chief Financial Officer