Form 10-Q
period 1998-09-30
PREMIER PARKS INC
filed 1998-11-12
CIK 701374

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q




|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 1998


                                         OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number: 0-9789

                                   -----------

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

         At October 29, 1998, Premier Parks Inc. had outstanding 75,411,000 shares of Common Stock, par value $.025 per share.



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                   September 30, 1998          December 31, 1997
                                                                                   ------------------          -----------------
                                                                                      (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents.................................................             $578,943,000                 $84,288,000
   Accounts receivable.......................................................               57,606,000                   6,537,000
   Inventories...............................................................               24,520,000                   5,547,000
   Income tax receivable.....................................................                  995,000                     995,000
   Prepaid expenses..........................................................               28,727,000                   3,690,000
                                                                               -------------------------   -------------------------
      Total current assets...................................................              690,791,000                 101,057,000

Other assets:
   Debt issuance costs.......................................................               46,095,000                  10,123,000
   Restricted-use investments................................................              330,445,000                          --
   Deposits and other assets.................................................               78,749,000                   3,949,000
                                                                               -------------------------   -------------------------
      Total other assets.....................................................              455,289,000                  14,072,000

Property and equipment, at cost..............................................            1,571,129,000                 479,271,000
   Less accumulated depreciation.............................................               79,340,000                  35,474,000
                                                                               -------------------------   -------------------------
      Total property and equipment...........................................            1,491,789,000                 443,797,000

Investment in theme park partnerships........................................              261,066,000                   6,595,000
   Less accumulated amortization.............................................                4,888,000                     136,000
                                                                               -------------------------   -------------------------
      Total investment in theme park partnerships............................              256,178,000                   6,459,000

Intangible assets............................................................            1,341,114,000                  48,876,000
   Less accumulated amortization.............................................               29,389,000                   2,940,000
                                                                               -------------------------   -------------------------
      Total intangible assets................................................            1,311,725,000                  45,936,000
                                                                               -------------------------   -------------------------
      Total assets...........................................................           $4,205,772,000                $611,321,000
                                                                               -------------------------   -------------------------
                                                                               -------------------------   -------------------------




                 See accompanying notes to financial statements

                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     September 30, 1998           December 31, 1997
                                                                                     ------------------           -----------------
                                                                                        (Unaudited)

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................         $41,240,000                 $10,051,000
   Accrued expenses, other than interest.......................................          99,726,000                  13,148,000
   Accrued interest payable....................................................          45,573,000                   9,785,000
   Current maturities of long-term debt........................................           7,500,000                          --
   Current portion of capitalized lease obligations............................           2,120,000                     795,000
                                                                                --------------------    -------------------------
      Total current liabilities................................................         196,159,000                  33,779,000

Long-term debt & capitalized lease obligations:
   Notes payable...............................................................       1,432,255,000                 215,000,000
   Credit facilities...........................................................         605,884,000                          --
   Capitalized lease obligations...............................................           6,645,000                   1,231,000
                                                                                --------------------    -------------------------
      Total long-term debt and capitalized lease obligations...................       2,044,784,000                 216,231,000
Other long-term liabilities and minority interest..............................          46,325,000                   4,025,000
Deferred income taxes..........................................................         210,717,000                  33,537,000
                                                                                --------------------    -------------------------
      Total liabilities........................................................       2,497,985,000                 287,572,000

Stockholders' equity:
   Preferred stock.............................................................              12,000                          --
   Common stock................................................................           1,885,000                     944,000
   Capital in excess of par value..............................................       1,618,045,000                 354,235,000
   Retained earnings (accumulated deficit).....................................          88,628,000                (17,241,000)
   Deferred compensation.......................................................        (11,475,000)                (13,500,000)
   Accumulated other comprehensive income --
      foreign currency translation adjustments.................................          10,692,000                          --
                                                                                --------------------    -------------------------
                                                                                      1,707,787,000                 324,438,000
   Less treasury stock, at cost................................................                  --                   (689,000)
                                                                                --------------------    -------------------------
      Total stockholders' equity...............................................       1,707,787,000                 323,749,000
                                                                                --------------------    -------------------------
      Total liabilities & stockholders' equity.................................      $4,205,772,000                $611,321,000
                                                                                --------------------    -------------------------
                                                                                --------------------    -------------------------


                 See accompanying notes to financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                          1998                      1997
                                                                                          ----                      ----

Revenues:
   Theme park admissions........................................................       $222,394,000             $ 53,985,000
   Theme park food, merchandise and other.......................................        223,987,000               66,029,000
                                                                                --------------------   ---------------------
        Total revenues..........................................................        446,381,000              120,014,000

Operating costs and expenses:
   Operating expenses...........................................................        114,664,000               36,827,000
   Selling, general and administrative..........................................         44,855,000               11,944,000
   Non-cash compensation........................................................            675,000                       --
   Costs of products sold.......................................................         58,508,000               15,540,000
   Depreciation and amortization................................................         33,869,000                5,717,000
                                                                                --------------------   ---------------------
        Total operating costs and expenses......................................        252,571,000               70,028,000
        Income from operations..................................................        193,810,000               49,986,000

Other income (expense):
   Interest expense, net........................................................       (34,039,000)              (4,495,000)
   Equity in operations of theme park partnerships..............................         12,183,000                       --
   Minority interest in earnings................................................        (1,119,000)                       --
   Other income.................................................................            175,000                   18,000
                                                                                --------------------   ---------------------
        Total other income (expense)............................................       (22,800,000)              (4,477,000)
        Income before income taxes..............................................        171,010,000               45,509,000
Income tax expense..............................................................         70,254,000               18,272,000
                                                                                --------------------   ---------------------

        Net income..............................................................       $100,756,000             $ 27,237,000
                                                                                --------------------   ---------------------
                                                                                --------------------   ---------------------
        Net income applicable to common stock...................................       $ 94,934,000             $ 27,237,000
                                                                                --------------------   ---------------------
                                                                                --------------------   ---------------------
Per share amounts:
Net income per average share--basic.............................................       $       1.26             $       0.74
                                                                                --------------------   ---------------------
                                                                                --------------------   ---------------------
Net income per average share--diluted...........................................       $       1.24             $       0.72
                                                                                --------------------   ---------------------
                                                                                --------------------   ---------------------

Average shares outstanding--basic...............................................          75,363,000               36,601,000
                                                                                --------------------   ---------------------
                                                                                --------------------   ---------------------

Average shares outstanding--diluted.............................................          76,528,000               37,668,000
                                                                                --------------------   ---------------------
                                                                                --------------------   ---------------------


                 See accompanying notes to financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                     1998                  1997
                                                                                                     ----                  ----
Revenues:
   Theme park admissions........................................................           $395,839,000           $91,080,000
   Theme park food, merchandise and other.......................................            357,057,000            95,666,000
                                                                                  --------------------   -------------------
        Total revenues..........................................................            752,896,000           186,746,000

Operating costs and expenses:
   Operating expenses...........................................................            236,240,000            69,444,000
   Selling, general and administrative..........................................            105,829,000            29,688,000
   Non-cash compensation........................................................              2,025,000                    --
   Costs of products sold.......................................................             95,462,000            22,072,000
   Depreciation and amortization................................................             71,408,000            13,974,000
                                                                                  --------------------   -------------------
        Total operating costs and expenses......................................            510,964,000           135,178,000
        Income from operations..................................................            241,932,000            51,568,000

Other income (expense):
   Interest expense, net........................................................           (77,475,000)          (12,869,000)
   Equity in operations of theme park partnerships..............................             24,755,000                    --
   Minority interest in earnings................................................            (2,147,000)                    --
   Other income (expense).......................................................                257,000              (44,000)
                                                                                  --------------------   -------------------
        Total other income (expense)............................................           (54,610,000)          (12,913,000)
        Income before income taxes and extraordinary loss.......................            187,322,000            38,655,000
Income tax expense..............................................................             80,665,000            15,462,000
                                                                                  --------------------   -------------------
        Income before extraordinary loss........................................            106,657,000            23,193,000
Extraordinary loss on extinguishment of debt, net of
  income tax benefit of $526,000................................................              (788,000)                    --
                                                                                  --------------------   -------------------
        Net income..............................................................           $105,869,000           $23,193,000
                                                                                  --------------------   -------------------
                                                                                  --------------------   -------------------
        Net income applicable to common stock...................................          $  94,225,000           $23,193,000
                                                                                  --------------------   -------------------
                                                                                  --------------------   -------------------
Per share amounts:
Income per average share--basic:
   Income before extraordinary loss.............................................        $          1.51         $        0.66
   Extraordinary loss...........................................................                 (0.01)                    --
                                                                                  --------------------   -------------------
   Net income...................................................................        $          1.50         $        0.66
                                                                                  --------------------   -------------------
                                                                                  --------------------   -------------------
Income per average share--diluted:
   Income before extraordinary loss.............................................        $          1.48         $        0.64
   Extraordinary loss...........................................................                 (0.01)                    --
                                                                                  --------------------   -------------------
   Net income...................................................................        $          1.47         $        0.64
                                                                                  --------------------   -------------------
                                                                                  --------------------   -------------------
Average shares outstanding--basic................................................             62,719,000            35,025,000
                                                                                  --------------------   -------------------
                                                                                  --------------------   -------------------
Average shares outstanding--diluted..............................................             63,909,000            36,092,000
                                                                                  --------------------   -------------------
                                                                                  --------------------   -------------------


                 See accompanying notes to financial statements

                               PREMIER PARKS INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                        September 30,
                                               1998                 1997             1998                 1997
                                               ----                 ----             ----                 ----

Net income ............................      $100,756,000      $ 27,237,000      $105,869,000      $ 23,193,000

Other comprehensive income --
Foreign currency translation adjustment        10,334,000              --          10,692,000              --
                                             ------------      ------------      ------------      ------------

Comprehensive income ..................      $111,090,000      $ 27,237,000      $116,561,000      $ 23,193,000
                                             ------------      ------------      ------------      ------------
                                             ------------      ------------      ------------      ------------


                 See accompanying notes to financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                1998                     1997
                                                                                ----                     ----
Cash flow from operating activities:
   Net income .................................................          $   105,869,000           $    23,193,000
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization ..............................               71,408,000                13,974,000
   Equity in operations of theme park partnerships ............              (24,755,000)                     --
   Minority interest in earnings ..............................                2,147,000                      --
   Non-cash compensation ......................................                2,025,000                      --
   Interest accretion on notes payable ........................               21,028,000                      --
   Interest accretion on restricted-use investments ...........               (8,695,000)                     --
   Extraordinary loss on early extinguishment of debt .........                1,314,000                      --
   Amortization of debt issuance costs ........................                3,779,000                 1,443,000
   Deferred income taxes ......................................               80,132,000                15,226,000
   Increase in accounts receivable ............................              (38,632,000)              (14,696,000)
   Increase in inventories and prepaid expenses ...............              (14,980,000)               (1,420,000)
   (Increase) decrease in deposits and other assets ...........              (19,738,000)                4,112,000
   Increase (decrease) in accounts payable and accrued expenses              (54,056,000)                2,339,000
   Increase (decrease) in accrued interest payable ............               35,121,000                  (250,000)
                                                                         ---------------           ---------------
      Total adjustments .......................................               56,098,000                20,728,000
                                                                         ---------------           ---------------
      Net cash provided by operating activities ...............              161,967,000                43,921,000
                                                                         ---------------           ---------------
Cash flow from investing activities:
   Additions to property and equipment ........................             (194,073,000)             (108,166,000)
   Acquisition of theme park companies, net of cash acquired ..           (1,022,643,000)              (21,376,000)
   Purchase of restricted-use investments .....................             (321,750,000)                     --
                                                                         ---------------           ---------------
      Net cash used in investing activities ...................           (1,538,466,000)             (129,542,000)
                                                                         ---------------           ---------------
Cash flow from financing activities:
   Repayment of long-term debt ................................             (700,381,000)              (66,081,000)
   Proceeds from borrowings ...................................            1,361,703,000               132,500,000
   Net cash proceeds from issuance of preferred stock .........              301,185,000                      --
   Net cash proceeds from issuance of common stock ............              954,542,000               189,427,000
   Payment of cash dividends ..................................               (5,822,000)                     --
   Payment of debt issuance costs .............................              (41,065,000)               (5,117,000)
                                                                         ---------------           ---------------
      Net cash provided by financing activities ...............            1,870,162,000               250,729,000
      Effect of exchange rate changes on cash .................                  992,000                      --
                                                                         ---------------           ---------------
      Increase in cash and cash equivalents ...................              494,655,000               165,108,000
Cash and cash equivalents at beginning of period ..............               84,288,000                 4,043,000
                                                                         ---------------           ---------------

Cash and cash equivalents at end of period ....................          $   578,943,000           $   169,151,000
                                                                         ---------------           ---------------
                                                                         ---------------           ---------------




                 See accompanying notes to financial statements

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

         Results of operations for the nine-month period ended September 30, 1998 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         The accompanying consolidated financial statements for the three and nine months ended September 30, 1998 reflect the results of Riverside Park and Kentucky Kingdom from January 1, 1998, of Walibi from March 26, 1998 and of Six Flags from April 1, 1998. See Note 3. The accompanying consolidated financial statements for the three and nine months ended September 30, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997, and do not include the results of Kentucky Kingdom, Walibi or Six Flags for those periods. In addition, 1998 results include the Company's share of the revenues of Marine World under the applicable lease and related documents. Those results are not included in the 1997 periods. Historical balance sheet data at September 30, 1998 include the assets and liabilities of Walibi and Six Flags on a consolidated basis.

         Comprehensive Income

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components in a set of financial statements.

PREMIER PARKS INC.
Notes to Financial Statements (Continued)



It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Through March 31, 1998, the Company had not accounted for any items included in comprehensive income that were not already included in Premier's consolidated statement of operations. As a result of Premier entering into foreign operations through the acquisition of a controlling interest in Walibi in March 1998 (see Note 3), the Company has included a statement of comprehensive income for the period ended September 30, 1998. The new statement reflects the periodic change in the foreign currency translation adjustment which is included in the equity section of the balance sheet and not normally reflected in the statement of operations.

         Investment in Theme Park Partnerships

         The Company manages three parks in which the Company does not currently own a controlling interest. The Company accounts for its investment in these three parks using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of Six Flags Over Texas, Six Flags Over Georgia and Marine World in the accompanying statements of operations in the caption equity in operations of theme park partnerships. The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. The activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption.

         Reclassifications

         Certain items in the December 31, 1997 consolidated balance sheet have been reclassified to conform to the 1998 presentation.

         Earnings Per Share

         The following table reconciles the weighted average number of shares of Common Stock used in the calculations of basic earnings per share for the three and nine-month periods ended September 30, 1998 and 1997, as well as the weighted average number of shares of Common Stock on a diluted basis for each period. Additionally, the weighted average number of shares for the three and nine months ended September 30, 1998 does not include the impact of the conversion of the Company's mandatorily convertible preferred stock into 9.4 million shares of Common Stock as the effect of the conversion and resulting decrease in preferred stock dividends is antidilutive.



                                        Three Months Ended       Three Months Ended      Nine Months Ended       Nine Months Ended
                                        September 30, 1998       September 30, 1997     September 30, 1998      September 30, 1997
                                        ------------------       ------------------     ------------------      ------------------

Weighted average number of
common shares outstanding-- basic...          75,363,000               36,601,000             62,719,000              35,025,000
                                              ----------               ----------             ----------              ----------
Effect of potential common shares
issuable upon the exercise of
employee stock options                         1,165,000                1,067,000              1,190,000               1,067,000
                                              ----------               ----------             ----------              ----------
Weighted average number of
common shares outstanding --
diluted                                       76,528,000               37,668,000             63,909,000              36,092,000
                                              ----------               ----------             ----------              ----------
                                              ----------               ----------             ----------              ----------

PREMIER PARKS INC.
Notes to Financial Statements (Continued)




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

3.       Acquisition of Theme Parks

         On February 5, 1997, the Company purchased all of the outstanding common stock of Stuart Amusement Company, the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of approximately $22,200,000 ($1,000,000 of which was paid through issuance of 64,258 shares of Common Stock). The transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $6,623,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart Amusement Company's assets and liabilities. Approximately $10,484,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill. The amortization period for the goodwill is 25 years.

         On November 7, 1997, the Company acquired all of the interests of a limited liability company which owned substantially all of the theme park assets of Kentucky Kingdom--The Thrill Park ("Kentucky Kingdom"), located in Louisville, Kentucky, for a purchase price of $64,000,000, of which $4,831,000 was paid through the issuance of 243,342 shares of Common Stock. The Company may be required to issue additional shares of Common Stock based upon the level of revenues at Kentucky Kingdom during 1998, 1999 and 2000. Based on estimated 1998 revenues, the Company estimates that it will be required to issue approximately 300,000 shares in respect of such year. The acquisition was accounted for as a purchase. The purchase price was primarily allocated to property and equipment with $4,592,000 of costs recorded as intangible assets, primarily goodwill. The value of the additional shares will be recognized as additional goodwill. The amortization period for the goodwill is 25 years.

         On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was paid through issuance of 448,910 shares of Common Stock and 80% was paid in cash. In June 1998, the Company purchased an additional 45.0% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of Common Stock and $31,400,000 in cash. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from proceeds of a borrowing under its senior secured credit facility (the "Premier Credit Facility") entered into in March

PREMIER PARKS INC.
Notes to Financial Statements (Continued)



1998. See Note 4(c). As of the acquisition dates and after giving effect to the purchases, $11,493,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $56,869,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill. The Company may be required to issue additional shares of Common Stock based on Walibi's revenues during 1999, 2000 or 2001. The value of the additional shares, if any, will be recognized as additional goodwill. The amortization period for the goodwill is 25 years.

         On April 1, 1998 the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976.0 million, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings (i) 36,800,000 shares of Common Stock (with gross proceeds of $993.6 million), (ii) 5,750,000 PIES (with gross proceeds of $310.5 million), (iii) $410.0 million aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251.7 million) and (iv) $280.0 million aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "Senior Notes"), and SFEC issued $170.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company
(i) assumed $285.0 million principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278.1 million at April 1, 1998 (fair value of $318.5 million at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410.0 million of borrowings under a new $472.0 million senior secured credit facility of SFTP (the "Six Flags Credit Facility"). As of the acquisition date and after giving effect to the purchase, $93,644,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,234,619,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill. The amortization period for the Six Flags goodwill is 25 years.

         In addition to its obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags Acquisition, the Company also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the "Co-Venture Parks"). Specifically, the Company guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $46.3 million (subject to cost of living adjustments) to the limited partners in the Co-Venture Parks and
(ii) make minimum capital expenditures at each of the Co-Venture Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Co-Venture Parks will be used to satisfy these requirements first, before any funds are required from the Company. The Company also guaranteed the obligation to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the co-venture agreements that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Co-Venture Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

PREMIER PARKS INC.
Notes to Financial Statements (Continued)



         As the Company purchases units relating to either Co-Venture Park, it will be entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Co-Venture Park. On September 30, 1998, the Company owned approximately 25% and 33%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 1999 at both parks will aggregate approximately $43.75 million.

         The following summarized unaudited pro forma results of operations for the nine months ended September 30, 1998, assumes that the Six Flags Acquisition, the acquisition of Walibi and the related financings occurred as of the beginning of that period.


Total revenues .....................          $   777,826,000
Net income .........................               67,254,000
Net income per common share--basic .                     0.66
Net income per common share--diluted                     0.65



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

PREMIER PARKS INC.
Notes to Financial Statements (Continued)



         By virtue of the Merger, all obligations under the 1997 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings.

         (c) In March 1998, Premier Operations entered into the Premier Credit Facility and terminated its then outstanding $115.0 million credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of debt issuance costs related to the terminated facility. At September 30, 1998, Premier Operations had borrowed $200.0 million under the Premier Credit Facility, in part to fund the acquisition of Walibi. The Premier Credit Facility includes a five-year $75.0 million revolving credit facility (none of which was outstanding at September 30, 1998), a five-year $100.0 million term loan facility (subsequently reduced to $75.0 million, which amount was outstanding at September 30, 1998), requiring principal payments of $10.0 million, $25.0 million, $30.0 million and $10.0 million in the second, third, fourth and fifth years, and an eight-year $125.0 million term loan facility (which was fully drawn as of September 30, 1998 and requires principal payments of $1.0 million in each of the first six years and $25.0 million and $94.0 million in the seventh and eighth years, respectively). Borrowings under the Premier Credit Facility are guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate). The Premier Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Premier Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

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

         The indentures under which the Senior Discount Notes and the Senior Notes were issued limit the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or

PREMIER PARKS INC.
Notes to Financial Statements (Continued)



liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (e) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were deposited in a restricted use investment in escrow to provide for the repayment in full of pre-existing notes of SFEC (with a carrying value of $180.4 million at September 30, 1998).

         The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (f) The SFTP Senior Subordinated Notes are senior subordinated obligations of SFTP in an aggregate principal amount of $285.0 million. The SFTP Senior Subordinated Notes require interest payments of approximately $34.9 million per annum (12 1/2% per annum), with the first payment due in December 1998, and, except in certain circumstances, do not require principal payments prior to their maturity in 2005. The SFTP Senior Subordinated Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The Notes are redeemable, at SFTP's option, in whole or in part, at any time on or after June 15, 2000, at varying redemption prices. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Senior Subordinated Notes and will result in an effective interest rate of approximately 9 3/4%.

         The indenture under which the SFTP Senior Subordinated Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

         (g) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $410.0 million at September 30, 1998. The Six Flags Credit Facility includes (i) a $100.0 million five-year revolving credit facility to be used to refinance pre-existing Six Flags bank indebtedness and for working capital and other general corporate purposes (of which $38.0 million was outstanding on September 30, 1998); and (ii) a $372.0 million term loan facility (the "Term Loan Facility") which was fully drawn on September 30, 1998. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million are required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and is guaranteed by such subsidiaries and SFEC.

PREMIER PARKS INC.
Notes to Financial Statements (Continued)



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

6.       Investment in Theme Park Partnerships

         The following reflects the summarized results of the three parks managed by the Company for the nine months ended September 30, 1998, in the case of Marine World, and for the period subsequent to April 1, 1998 (the date of the Six Flags Acquisition), in the case of the Co-Venture Parks. Previous periods are not presented as the general partner and limited partnership interests in the Co-Venture Parks were purchased on April 1, 1998 and the lease agreement with the owner of Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season.


                                                                                            (In Thousands)

Revenue.................................................................................           $174,301
Expenses:
   Operating expenses...................................................................             57,466
   Selling, general and administrative..................................................             21,831
   Costs of products sold...............................................................             23,483
   Depreciation and amortization........................................................              7,815
   Interest expense, net................................................................              5,242
   Other expense........................................................................                229
                                                                                          -----------------
      Total.............................................................................            116,066
                                                                                          -----------------
Net income..............................................................................           $ 58,235
                                                                                          -----------------
                                                                                          -----------------


         The Company's share of operations of the three theme parks for the three and nine months ended September 30, 1998 was $15,163,000 and $28,896,000, respectively, prior to depreciation and amortization charges of $2,980,000 and $4,141,000, respectively. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 28 years for the Co-Venture Parks (which is the remaining term of the management and lease agreements) and being amortized over the expected useful life of the rides and equipment installed by the Company at the Marine World theme park.

Item 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         General

         Results of operations for the three and nine months ended September 30, 1998 include the results of Riverside Park and Kentucky Kingdom (each of which was acquired during 1997) for the entire period. Results of Walibi and Six Flags are included in 1998 results only from the dates of their respective acquisitions (March 26, 1998, in the case of Walibi, and April 1, 1998, in the case of Six Flags). Results for the three and nine months ended September 30, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997, and do not include the results of Kentucky Kingdom, Walibi or Six Flags for those periods. In addition, 1998 results include the Company's share of the revenues of Marine World under the applicable lease and related documents. Those results are not included in the 1997 periods.

         Results of operations for the nine-month period ended September 30, 1998 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         Nine months ended September 30, 1998 vs. Nine months ended September 30, 1997

         Revenues in the first nine months of 1998 increased $566.2 million, from $186.7 million in the comparable 1997 period. Of this increase, $515.6 million represented revenues of Six Flags and Walibi (the "Acquired Parks") which were acquired in 1998, and thus not included in 1997 results. Revenues generated by the Company's other twelve parks (excluding Marine World) amounted to $237.3 million in the first nine months of 1998, as compared to $186.7 million from the Company's eleven parks in the 1997 period. During the 1998 period, the Company's thirteen parks (including Marine World) experienced a 12.2% increase in attendance and a 6.9% increase in per capita spending over the performance of those thirteen parks in the prior year period.

         Operating expenses increased $166.8 million in the first nine months of 1998, of which $155.2 million related directly to the Acquired Parks. Operating expenses at the Company's other twelve parks (excluding Marine World) increased $11.6 million, primarily reflecting $8.9 million of operating expenses for Kentucky Kingdom which were not included in the prior year period, and increased salary expense. As a percentage of total revenue, consolidated operating expenses were 31.4% of revenue in 1998 as compared to 37.2% in the same period in 1997.

         Selling, general and administrative expenses (including non-cash compensation) were $107.9 million in the 1998 period as compared to $29.7 million in 1997. Of this increase, $59.6 million related to the Acquired Parks. Selling, general and administrative expenses at the remaining twelve parks (excluding Marine World) increased $18.5 million over 1997 levels, primarily reflecting $4.5 million of selling, general and administrative expenses at Kentucky Kingdom, increased corporate expenses reflecting the larger scope of the Company's operations and, to a lesser extent, increased marketing and advertising costs. As a percentage of total revenue, consolidated selling, general and administrative expenses (excluding non-cash compensation) were 14.1% of revenue in 1998 as compared to 15.9% for the same period in 1997. The decrease is a result of the Company's continued ability to use operating leverage to increase operations without having to increase administrative costs by a like percentage.

Item 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)



         Costs of products sold increased $73.4 million, of which $69.2 million related to the Acquired Parks. The balance of the increase primarily related to $2.7 million of costs of sales at Kentucky Kingdom and to increased product sales at the parks owned in both years.

         Depreciation and amortization expense increased $57.4 million from $14.0 million in the 1997 period to $71.4 million in 1998, of which $51.4 million was attributable to the recognition of depreciation and amortization expense for the Acquired Parks, $1.7 million was attributable to Kentucky Kingdom and the balance was attributable to the Company's on-going capital program. Interest expense, net increased from $12.9 million to $77.5 million in the 1998 period principally as a result of borrowings made in connection with the acquisition of Six Flags and Walibi. See Note 3 to the Consolidated Financial Statements.

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

         Income tax expense was $80.7 million for the 1998 period as compared to $15.5 million for the same period in 1997. The increase in the effective tax rate to 43.1% from 40.0% is a function of the non-deductible intangible asset amortization associated with the Six Flags Acquisition. Approximately $12.8 million of non-deductible amortization will be recognized each quarter. The Company's quarterly effective income tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

         Net income applicable to common stock in 1998 reflects as a charge to net income the preferred stock dividends accrued since the April 1, 1998 issuance of the PIES. The PIES accrue cumulative dividends at 7 1/2% per annum (1 7/8% per quarter), which approximates an annual dividend requirement of $23.3 million (approximately $5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company. To date, the Company has elected to pay the dividend in cash.

         Three months ended September 30, 1998 vs. Three months ended September 30, 1997

         Revenues in the third quarter of 1998 increased $326.4 million, from $120.0 million in the comparable 1997 period. Of this increase, $292.8 million represented revenues of the Acquired Parks. Revenues from the twelve other parks (excluding Marine World) increased $33.6 million from the inclusion of Kentucky Kingdom ($13.9 million), as well as a 467,000 person (8.4%) increase in attendance and an approximate 9.8% increase in per capita spending at the Company's eleven other parks. In addition, attendance at Marine World increased by 90% in the 1998 quarter over the prior year, while attendance at Kentucky Kingdom increased by 28.4%. Attendance at the Six Flags parks for the 1998 quarter declined by 6.8% over the prior year period, most of which decline occurred in July. For the period from August 2 through the end of the primary operating season, the Six Flags parks' attendance was 3.3% higher in 1998 than in the prior year. The Company believes the attendance decline for the quarter was primarily attributable to capital and marketing decisions for the 1998 season implemented by former management, and that the improved performance in August and

Item 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)



the balance of the season reflects the impact of the Company's changes to those programs after the acquisition.

         Operating expenses increased $77.8 million in the third quarter of 1998, of which $73.8 million related directly to the Acquired Parks. Operating expenses at the other twelve parks increased $4.0 million, solely as a result of the inclusion of the operating expenses at Kentucky Kingdom. Operating expenses at the Six Flags parks consolidated during the quarter decreased by $11.5 million from operating expenses in the 1997 quarter (prior to the Company's acquisition of Six Flags). As a percentage of total revenues, consolidated operating expenses were 25.7% of revenue in the 1998 quarter, as compared to 30.7% in the 1997 period.

         Selling, general and administrative expenses (including non-cash compensation) were $45.5 million in the 1998 period as compared to $11.9 million in 1997. Of this increase, $31.5 million related to the Acquired Parks. Selling, general and administrative expenses at the remaining twelve parks increased $2.1 million as a result of the inclusion of Kentucky Kingdom ($0.5 million) and an increase in corporate expenses reflecting the larger scope of the Company's operations. Selling, general and administrative expenses at the Six Flags parks decreased by $2.5 million during the 1998 quarter as compared to selling, general and administrative expenses in the 1997 quarter (prior to the Company's acquisition of Six Flags). As a percentage of total revenue, consolidated selling, general and administrative expenses (excluding non-cash compensation) were 10.0% of revenue in both periods.

         Costs of products sold increased $43.0 million, of which $40.1 million related to the Acquired Parks. The remaining increases primarily related to Kentucky Kingdom ($1.7 million) and to increased sales at the parks owned in both years.

         Depreciation and amortization expense increased from $5.7 million in the 1997 period to $33.9 million in 1998, of which $26.1 million was attributable to the recognition of depreciation expense for the Acquired Parks, $0.6 million was attributable to Kentucky Kingdom, and the balance was attributable to the Company's on-going capital program. Interest expense, net increased from $4.5 million to $34.0 million principally as a result of borrowings made in connection with the acquisition of Six Flags and Walibi. See
Note 3 to the Consolidated Financial Statements.

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

         Income tax expense was $70.3 million for the 1998 period as compared to $18.3 million for the same period in 1997. The increase in the effective tax rate to 41.1% from 40.2% is a function of the non-deductible intangible asset amortization associated with the Six Flags Acquisition. Approximately $12.8 million of non-deductible amortization will be recognized each quarter. The Company's quarterly effective income tax rate will vary from quarter-to-quarter based upon the inherent seasonal nature of theme park business.

Item 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)



         Net income applicable to common stock in 1998 reflects as a charge to net income the quarterly preferred stock dividend. The Company's PIES accrue cumulative dividends at 7 1/2% per annum (1 7/8% per quarter), which approximates an annual dividend of $23.3 million ($5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At September 30, 1998, the Company's indebtedness (including $180.4 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $2,054.4 million, of which approximately $9.6 million matures prior to September 30, 1999. See Note 4 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the nine months ended September 30, 1998, net cash provided by operating activities was $162.0 million. Net cash used in investing activities in the first nine months of 1998 totaled $1,538.5 million, consisting primarily of the Company's acquisition of Six Flags and Walibi and to a lesser extent capital expenditures. Net cash provided by financing activities in the 1998 period was $1,870.2 million, representing proceeds of borrowings under the Premier and Six Flags Credit Facilities, and proceeds of the public offerings of Common Stock, PIES, Senior Notes, Senior Discount Notes and SFEC Notes described in Note 3 to the Company's Consolidated Financial Statements, offset in part by debt payments and the payment of certain debt issuance costs.

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

         On October 30, 1998, the Company purchased the 40% minority interest in Six Flags Fiesta Texas and title to the park for approximately $45.0 million in cash.

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

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provision of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of September 30, 1998, it would not have a material effect on the Company's financial position as of such date, or the results of operations for the nine-month period then ended.


IMPACT OF YEAR 2000 ISSUE

         The Company's Year 2000 Project (the "Project") is in process. The Project is addressing the Year 2000 issue caused by computer programs being written utilizing two digits rather than four to define an applicable year. As a result, the Company's computer equipment, software and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. In planning and developing the Project, the Company has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment and other miscellaneous systems. Those items not to be considered as IT technology include alarm systems, fax machines, monitors for park operations or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company is in the process of replacing the computer equipment and upgrading the software it currently uses to become Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, the Company plans to obtain replacements that are in compliance with Year 2000.

         The Company has initiated correspondence with its significant vendors and service providers to determine the extent such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. The Company expects to receive a favorable response from such third parties and it is anticipated that their significant Year 2000 issues will be addressed on a timely basis.

         With regard to IT, non-IT systems and communications with third parties, the Company anticipates that the Project will be completed in November 1999.

         As noted above, the Company is in the process of replacing certain computer equipment and software because of the Year 2000 issue. The Company estimates that the total cost of such replacements will be no more than $1.0 million. Substantially all of the personnel being used on the Project are existing Company employees. Therefore, the labor costs of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated labor costs to be incurred by the Company with respect to Year 2000 issues of third parties, are expected to be less than $0.5 million.

         The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. The Company has not developed Year 2000 contingency plans other than as described above, and does not expect to do so unless merited by the results of its continuing review.

         The Company presently does not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect its relationships with vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's systems or results of operations.


Item 3

         Not applicable.

                          PART II -- OTHER INFORMATION

Items 1 -- 5

         Not applicable.


Item 6 -- Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1      Financial Data Schedule -- September 30, 1998

                  27.2      Financial Data Schedule -- September 30, 1997

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PREMIER PARKS INC.
                                                      (Registrant)


                                                    Kieran E. Burke
                                          Chairman and Chief Executive Officer


                                                  James F. Dannhauser
                                                Chief Financial Officer




Date:   November 12, 1998