Form 10-K
period 1998-12-31
PREMIER PARKS INC
filed 1999-03-31
CIK 701374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1998
                                            -------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ----------

                         Commission File Number: 0-9789
                                                 ------

                               PREMIER PARKS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                      13-3995059
----------------------------------------    ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

        11501 NORTHEAST EXPRESSWAY
          OKLAHOMA CITY, OKLAHOMA                          73131
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:      (405) 475-2500
                                                   ------------------------

Securities registered pursuant to Sec. 12(b) of the Act:

                                                        Name of Each Exchange
Title of Class                                          on Which Registered
--------------                                          -----------------------
Shares of common stock, par value $.025 per share,      New York Stock Exchange
with Rights to Purchase Series A Junior Preferred
Stock

Premium Income Equity Securities, consisting of         New York Stock Exchange
Depositary Shares representing 1/500 of a share of 7 1/2% Mandatorily Convertible Preferred Stock


Securities registered pursuant to Sec. 12(g) of the Act:  NONE

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

         State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

     Approximately $1,952.2 million as of March 1, 1999 (based on the last sales price on such date as reported on the New York Stock Exchange). See "Item 5. -- Market for the Registrant's Common Equity and Related Stockholder Matters."

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date:

         The number of shares of Common Stock of the Registrant outstanding as of March 1, 1999 was 76,513,796 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in June 1999, which will be filed by the Registrant within 120 days after the close of its 1998 fiscal year.

                                     PART I

ITEM 1.        BUSINESS

INTRODUCTION
------------

          The Company(1) is the largest regional theme park operator and the second largest theme park company in the world, based on 1998 attendance of approximately 36.1 million. It operates 31 regional parks, including 15 of the 50 largest theme parks in North America, based on 1998 attendance. The Company's theme parks serve 9 of the 10 largest metropolitan areas in the United States. The Company estimates that approximately two-thirds of the population of the continental United States live within a 150-mile radius of the Company's theme parks.

          For the year ended December 31, 1998, the Company's reported total revenue was approximately $813.6 million and its earnings before interest, taxes, depreciation and amortization and non-cash compensation ("EBITDA") was approximately $286.3 million. Giving pro forma effect to the acquisitions of Six Flags and Walibi described below as if they had occurred on January 1, 1998, revenues and EBITDA for that year would have been $838.5 million and $235.2 million, respectively, and adjusted EBITDA (which includes the Company's proportionate share of the EBITDA of the parks that are less than wholly-owned by the Company and accounted for by the equity method, i.e., Six Flags Over Georgia, Six Flags Over Texas and Six Flags Marine World (the "Partnership Parks")) would have been $258.9 million. Aggregate combined revenues and EBITDA of the Company and the Partnership Parks for 1998, on the same pro forma basis, were $1,047.0 million and $288.2 million, respectively.

          On April 1, 1998, the Company acquired (the "Six Flags Acquisition") all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its consolidated subsidiaries, "Six Flags"). In March 1998, the Company acquired (the "Walibi Acquisition") a controlling interest in Walibi, S.A. ("Walibi") and at December 31, 1998 owned 97% of the outstanding capital stock of Walibi. Prior to these acquisitions, the Company operated nine regional theme parks (six of which include a water park component) and four water parks located across the United States.

          The parks acquired in the Six Flags Acquisition consist of eight regional theme parks, as well as three separately gated water parks and a wildlife safari park (each of which is located near one of the theme parks). None of the Six Flags parks are located within the primary market of any of the Company's other U.S. parks. The Walibi parks include six regional theme parks, two located in Belgium, one in The Netherlands and three in France. For additional information concerning these acquisitions and the financings thereof, see Notes 2 and 6 to Notes to Consolidated Financial Statements.

          Six Flags has operated regional theme parks under the Six Flags name for over thirty years. As a result, Six Flags has established a nationally-recognized brand name. Premier has obtained worldwide ownership of the Six Flags brand name, and in the 1998 season commenced the use of the Six Flags brand name at one of the parks owned prior to the Six Flags Acquisition and is adding the brand name to four additional parks for the 1999 season.

-------------------
1 As used in this Report, unless the context requires otherwise, "Company" or "Premier" refers to Premier Parks Inc. and its consolidated subsidiaries.

          As part of the Six Flags Acquisition, the Company obtained the exclusive right for theme-park usage of certain Warner Bros. and DC Comics animated characters throughout the United States (except the Las Vegas metropolitan area) and Canada. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others.(2)

          The Company's 31 parks at December 31, 1998, were located in geographically diverse markets across the United States with concentrated populations, as well as in Belgium, France and The Netherlands. During the 1998 operating season, the Company's domestic parks drew, on average, approximately 75% of their patrons from within a 100-mile radius, with approximately 36% of visitors utilizing group and other pre-sold tickets and approximately 23% utilizing season passes. Each of the Company's parks is individually themed and provides a complete family-oriented entertainment experience. The Company's theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets. In the aggregate, the Company's theme parks offer more than 800 rides, including over 90 roller coasters, making the Company the leading provider of "thrill rides" in the industry.

          Since current management assumed control in 1989, the Company has acquired 30 parks (including its interests in the Partnership Parks), and has achieved significant internal growth.

DESCRIPTION OF PARKS
--------------------

          SIX FLAGS AMERICA

          Six Flags America (formerly known as Adventure World), a combination theme and water park located in Largo, Maryland, approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland is the 50th largest theme park in North America based on 1998 attendance. The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.6 million people within 50 miles and
11.0 million people within 100 miles. Based on a copyrighted 1998 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 7 and number 24 DMAs in the United States, respectively. Based upon in-park surveys, approximately 87.5% of the visitors to Six Flags America in 1998 resided within a 50-mile radius of the park, and 91.9% resided within a 100-mile radius.

          The Company owns a site of 515 acres, with 115 acres currently used for park operations. The remaining 400 acres, which are fully zoned for entertainment and recreational uses, provide the Company with ample expansion opportunity, as well as the potential to develop complementary operations.

-------------------

2 Looney Tunes, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam are copyrights and trademarks of Warner Bros., a division of Time Warner Entertainment Company, L.P. ("TWE"). Batman and Superman are copyrights and trademarks of DC Comics, a partnership between TWE and a subsidiary of Time Warner Inc. Six Flags Great Adventure, Six Flags Great America, Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc., a subsidiary of the Company. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc., a subsidiary of the Company. Popeye and all related indicia are copyrights and trademarks of King Features Syndicate, Inc., a unit of The Hearst Corporation.

          Six Flags America's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

          SIX FLAGS DARIEN LAKE & CAMPING RESORT

          Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 37th largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and 3.2 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 40, number 77 and number 74 DMAs in the United States, respectively. Based upon in-park surveys, approximately 65.7% of the visitors to Six Flags Darien Lake in 1998 resided within a 50-mile radius of the park, and 81.2% resided within a 100-mile radius.

          The Six Flags Darien Lake property consists of approximately 988 acres, including 144 acres for the theme park, 242 acres of campgrounds and 593 acres of agricultural, undeveloped and water areas. Six Flags Darien Lake also has a 20,000 seat amphitheater. Following the 1995 season, the Company entered into a long-term arrangement with a national concert promoter to realize the cash flow potential of the amphitheater. As a result, since it acquired the park, the Company has realized substantial increases in revenues earned from concerts held at the facility.

          Adjacent to the Six Flags Darien Lake theme park is a 164 room hotel and a camping resort, each owned and operated by the Company. The campgrounds include 1,180 developed campsites, including 430 recreational vehicles (RV's) available for daily and weekly rental. The campground is the fifth largest in the United States. In 1998, approximately 346,000 people used the Six Flags Darien Lake hotel and campgrounds. The Company believes that substantially all of the hotel and camping visitors use the theme park.

          Six Flags Darien Lake's principal competitor is Wonderland Park located in Toronto, Canada, approximately 125 miles from Six Flags Darien Lake. In addition, Six Flags Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Six Flags Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities.

          SIX FLAGS ELITCH GARDENS

          Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Mile High Stadium and McNichols Arena, and close to Coors Field. Based on 1998 attendance, Six Flags Elitch Gardens is the 38th largest theme park in North America. The park's primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population base of approximately 2.4 million people within 50 miles of the park and approximately 3.3 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Based upon in-park surveys, approximately 62.5% of the visitors to Six Flags Elitch Gardens in 1998 resided within a 50-mile radius of the park, and 71.2% resided within a 100-mile radius.

          Six Flags Elitch Gardens has no significant direct competitors.

          SIX FLAGS FIESTA TEXAS

          Six Flags Fiesta Texas, the 39th largest theme park in North America, is located on approximately 206 acres of land in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of
1.7 million people within 50 miles and 3.0 million people within 100 miles. The San Antonio market is the number 38 DMA in the United States. Based upon in-park surveys, approximately 34.8% of the visitors to the park in 1998 resided within a 50-mile radius of the park, and 44.8% resided within a 100-mile radius. Following the 1998 season, Premier purchased the 40% minority interest in Six Flags Fiesta Texas and title to the park for $45.0 million in cash.

          Six Flags Fiesta Texas' principal competitor is Sea World of Texas located in San Antonio. In addition, the park competes to a lesser degree with Six Flags Houston, the Company's park located in Houston, Texas, approximately 200 miles from the park.

          SIX FLAGS GREAT ADVENTURE AND SIX FLAGS WILD SAFARI ANIMAL PARK

          Six Flags Great Adventure, the 11th largest theme park in North America, and the separately gated adjacent Six Flags Wild Safari Animal Park, are located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of 12.4 million people within 50 miles and 25.9 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively. Based upon in-park surveys, approximately 53.9% of the visitors to the parks in 1998 resided within a 50-mile radius of the park, and 86.2% resided within a 100-mile radius.

          The Company owns a site of approximately 2,200 acres, of which approximately 125 acres are currently used for the theme park operations, and approximately 350 adjacent acres are used for the wildlife safari park, home to 55 species of 1,200 exotic animals which can be seen over a four and one-half mile drive. Approximately 1,640 acres remain undeveloped. Six Flags Great Adventure's principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park.

          SIX FLAGS GREAT AMERICA

          Six Flags Great America, the 19th largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of 7.8 million people within 50 miles and 12.0 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 31 DMAs in the United States, respectively. Based upon in-park surveys, approximately 66.6% of the visitors to the park in 1998 resided within a 50-mile radius of the park, and 82.0% resided within a 100-mile radius.

          The Company owns a site of approximately 440 acres of which 86 are used for the theme park operations, and approximately 106 usable acres are in a separate parcel available for expansion and complementary uses. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, the Company's park located outside St. Louis, Missouri, approximately 320 miles from the park.

          SIX FLAGS HOUSTON AND SIX FLAGS WATERWORLD

          Six Flags Houston, the 30th largest theme park in North America, and the separately gated adjacent Six Flags WaterWorld, are located in Houston, Texas on the grounds of an entertainment and sports complex that includes the Houston Astrodome. The Houston, Texas market provides the parks with a permanent resident population of 4.3 million people within 50 miles and 5.2 million people within 100 miles. The Houston market is the number 11 DMA in the United States. Based upon in-park surveys, approximately 63.6% of the visitors to the theme park in 1998 resided within a 50-mile radius of the park, and 69.9% resided within a 100-mile radius.

          The Company owns a site of approximately 90 acres used for the theme park, and approximately 14 acres used for the water park. Six Flags Houston indirectly competes with Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 200 miles from the park. Six Flags WaterWorld competes with Splashtown and Water Works, two nearby water parks.

          SIX FLAGS KENTUCKY KINGDOM

          Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky State Fair in Louisville, Kentucky, of which approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company. Based on 1998 attendance, Six Flags Kentucky Kingdom was the 42nd largest theme park in North America. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.4 million people within 50 miles and 4.6 million people within 100 miles. The Louisville and Lexington markets are the number 50 and number 67 DMAs in the United States. Based upon in-park surveys, approximately 47.2% of the visitors to the park in 1998 resided within a 50-mile radius of the park and 78.8% resided within a 100-mile radius.

          Six Flags Kentucky Kingdom's only significant direct competitor is Kings Island and The Beach, located in Cincinnati, Ohio, approximately 100 miles from the park.

          SIX FLAGS MAGIC MOUNTAIN AND SIX FLAGS HURRICANE HARBOR

          Six Flags Magic Mountain, the 15th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor, the 15th largest water park in the United States, are located in Valencia, California, in the northwest section of Los Angeles County. The Los Angeles, California market provides the parks with a permanent resident population of 9.8 million people within 50 miles and 15.8 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States. Based upon in-park surveys, approximately 44.5% of the visitors to the theme park in 1998 resided within a 50-mile radius of the parks, and 67.0% resided within a 100-mile radius.

          The Company owns a site of approximately 260 acres with 160 acres used for the theme park, and approximately 12 acres used for the pirate-themed water park. Six Flags Magic Mountain's principal competitors include Disneyland in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott's Berry Farm in Buena Park, California, located approximately 50 miles from the park, and Sea World of California in San Diego, California, located approximately 150 miles from the park. In early 1999, a new park, Legoland, opened approximately 120 miles from Magic Mountain. Six Flags

Hurricane Harbor's only direct competitor in the area is Raging Waters, approximately 50 miles from the water park.

          SIX FLAGS MARINE WORLD

          Six Flags Marine World, a theme park which historically featured primarily marine mammals and exotic land animals, is the 32nd largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.2 million people within 50 miles and 9.7 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 20 DMAs in the United States, respectively. Based upon in-park surveys, approximately 65.0% of the visitors to Six Flags Marine World in 1998 resided within a 50-mile radius of the park, and 89.0% resided within a 100-mile radius.

          The Company manages the operations of Six Flags Marine World pursuant to a management agreement entered into in February 1997, pursuant to which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In addition, in November 1997 the Company exercised at no additional cost an option to lease approximately 55 acres of land at the site on a long-term basis and at nominal rent, entitling the Company to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, the Company has the option to purchase the entire park beginning in February 2002, which it currently expects to exercise at that time.

          Six Flags Marine World currently consists of approximately 136 acres comprised of various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care of over 50 marine mammals, 600 land animals, over 70 sharks and rays, birds and reptiles, over 2,600 tropical and cold water fish and marine invertebrates, and 500 butterflies, all featured in a variety of exhibits and participatory attractions.

          Six Flags Marine World's principal competitors are Underwater World at Pier 39 in San Francisco, Great America in Santa Clara and Outer Bay at Monterey Bay Aquarium. These parks are located approximately, 30, 60 and 130 miles from Six Flags Marine World, respectively. In addition, plans for Hecker Pass, a new theme park in Gilroy, California (approximately 100 miles from Six Flags Marine World) are under development.

          The Company accounts for its interest in Six Flags Marine World under the equity method of accounting. See Notes 4 and 13 to Notes to Consolidated Financial Statements.

          SIX FLAGS OVER GEORGIA

          Six Flags Over Georgia, the 22nd largest theme park in North America is located in Mableton, Georgia, approximately 10 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of 3.8 million people within 50 miles and 6.3 million people within 100 miles. The Atlanta market is the number 10 DMA in the United States. Based upon in-park surveys, approximately 37.3% of the visitors to the park in 1998 resided within a 50-mile radius of the park, and 53.8% resided within a 100-mile radius.

          Six Flags Over Georgia's primary competitors include Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Visionland in Birmingham, Alabama, located approximately 160 miles from the park, and Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park. The Georgia Limited Partner (as defined below) owns the site of approximately 270 acres, including approximately 75 acres of undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the "Georgia Co-Venture Partnership").

          Partnership Structure. On March 18, 1997, Six Flags completed arrangements pursuant to which the Company will manage the Georgia park through 2026. Under the agreements governing the new arrangements, the Georgia park is owned (excluding real property) by the Georgia Co-Venture Partnership of which a Premier subsidiary is the managing general partner. In the second quarter of 1997, two subsidiaries of Six Flags made a tender offer for partnership interests ("LP Units") in the 99% limited partner of the Georgia Co-Venture Partnership (the "Georgia Limited Partner"), that valued the Georgia park at $250 million (the "Georgia Tender Offer Price"). Six Flags purchased approximately 25% of the LP Units in the 1997 tender offer at an aggregate price of $62.7 million.

          The key elements of the new arrangements are as follows: (i) the Georgia Limited Partner (which is not affiliated with the Company except for the Company's ownership of certain LP Units) received minimum annual distributions of $18.5 million in 1997 and $18.8 million in 1998, with the minimum distribution increasing each subsequent year in proportion to increases in the cost of living; (ii) thereafter, the Company will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 95% to the Company and 5% to the Georgia Limited Partner; (iii) on an annual basis, the Company will offer to purchase additional LP Units at a price based on a valuation for the park equal to the greater of $250.0 million or a value derived by multiplying the weighted average four year EBITDA (as defined therein) of the park by 8.0; (iv) in 2027, the Company will have the option to acquire all remaining interests in the Georgia park at a price based on the Georgia Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026, and (v) the Company is required to make minimum capital expenditures at the Georgia park during rolling five-year periods, based generally on 6% of the park's revenues. The Company was not required to purchase a material number of LP Units in the 1998 offer to purchase. Cash flow from operations at the Georgia park will be used to satisfy these requirements first, before any funds are required from the Company. In addition, the Company is entitled to retain its proportionate share (based on its holdings of LP Units) of distributions made to the Georgia Limited Partner. In connection with the Six Flags Acquisition, the Company entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which the Company transferred to Time Warner (who has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own certain entities that have purchased and will purchase LP Units, and the Company received an assignment from Time Warner of all cash flow received on such LP Units and will otherwise control such entities, except in the event of a default by the Company of its obligations under these arrangements. After all such obligations have been satisfied, Time Warner is required to retransfer to the Company such record title for a nominal consideration. In addition, the Company issued preferred stock of the managing partner of the Georgia Limited Partner to Time Warner which, in the event of such a default, would permit Time Warner to obtain control of such entity.

          The Company accounts for its interests in the Georgia park under the equity method of accounting. See Notes 2 and 4 to Notes to Consolidated Financial Statements.

          SIX FLAGS OVER TEXAS AND SIX FLAGS HURRICANE HARBOR

          Six Flags Over Texas, the 20th largest theme park in North America, and the separately gated Six Flags Hurricane Harbor, the 7th largest water park in the United States, are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the parks with a permanent resident population of 4.5 million people within 50 miles and 5.6 million people within 100 miles. The Dallas/Fort Worth market is the number 8 DMA in the United States. Based upon in-park surveys, approximately 54.6% of the visitors to the theme park in 1998 resided within a 50-mile radius of the theme park, and 63.6% resided within a 100-mile radius.

          The Texas Limited Partner (as defined below) owns a site of approximately 200 acres used for the theme park. Six Flags Over Texas' principal competitors include Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 285 miles from the park. The Company owns directly approximately 47 acres, of which approximately 18 acres are currently used for Hurricane Harbor and 31 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

          Partnership Structure. Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the "Texas Co-Venture Partnership"), a Texas limited partnership of which the 1% general partner is a wholly-owned subsidiary of Premier, and the 99% limited partner is Six Flags Fund II, Ltd., a Texas limited partnership (the "Texas Limited Partner") which is unaffiliated with the Company except that the Company owns certain limited partnership units in the Texas Limited Partner as described below. Six Flags Hurricane Harbor is 100% owned by the Company and is not included in these partnership arrangements.

          In December 1997, Six Flags completed arrangements pursuant to which the Company will manage Six Flags Over Texas through 2027. The key elements of the new arrangements are as follows: (i) the Texas Limited Partner received minimum annual distribution of $27.7 million in 1998, increasing each year thereafter in proportion to increases in the cost of living; (ii) thereafter, the Company will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6.0% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 92.5% to the Company and 7.5% to the Texas Limited Partner; (iii) in the first quarter of 1998, the Company made a tender offer for partnership units ("LP Units") in the Texas Limited Partner that valued the park at approximately $374.8 million (the "Texas Tender Offer Price"); (iv) commencing in 1999, and on an annual basis thereafter, Six Flags will offer to purchase LP Units at a price based on a valuation for the park equal to the greater of $374.8 million or a value derived by multiplying the weighted-average four year EBITDA of the park by 8.5; (v) in 2028 the Company will have the option to acquire all remaining interests in the park at a price based on the Texas Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027; and (vi) the Company is required to make minimum capital expenditures at the Texas park during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Texas park will be used to satisfy these requirements first, before any funds are required from the Company. In addition, the Company is entitled to retain its proportionate share (based on its holdings of LP Units) of distributions made to the Texas Limited Partner. The Company purchased approximately 33% of the LP Units in the 1998 tender offer at an aggregate price of $117.9 million. In connection with the Subordinated Indemnity Agreement, the Company transferred to Time Warner (who has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own certain entities that have purchased and will purchase LP Units and the Company received an assignment from Time Warner of all cash flow received on such LP Units and will otherwise control such entities, except in the event of a default by the Company of its obligations under these arrangements. After all such obligations have been satisfied, Time Warner is required to retransfer to the Company such record title for a nominal consideration. In addition, the Company issued preferred stock of the managing general partner of the Texas Co-Venture Partnership to Time Warner which, in the event of such a default, would permit Time Warner to obtain control of such entity.

          The Company accounts for its interests in Six Flags Over Texas under the equity method of accounting. See Notes 2 and 4 to Notes to Consolidated Financial Statements.

          SIX FLAGS ST. LOUIS

          Six Flags St. Louis, the 36th largest theme park in North America, is located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of
2.6 million people within 50 miles and 3.7 million people within 100 miles. The St. Louis market is the number 21 DMA in the United States. Based upon in-park surveys, approximately 55.3% of the visitors to the park in 1998 resided within a 50-mile radius of the park, and 65.1% resided within a 100-mile radius.

          The Company owns a site of approximately 497 acres used for the theme park operations. Six Flags St. Louis competes with Kings Island and The Beach, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 515 miles from the park; Silver Dollar City, located in Branson, Missouri, approximately 250 miles from the park; and Six Flags Great America, the Company's park located near Chicago, Illinois, approximately 320 miles from the park.

          FRONTIER CITY

          Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.4 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 45 and number 59 DMAs in the United States, respectively. Based upon in-park surveys, approximately 57.3% of the visitors to Frontier City in 1998 resided within a 50-mile radius of the park, and 65.6% resided within a 100-mile radius.

          The Company owns a site of approximately 95 acres, with 60 acres currently used for park operations. Frontier City's only significant competitor is the Company's Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

          GEAUGA LAKE

          Geauga Lake is a combination theme and water park, and is the 43rd largest theme park in North America. Geauga Lake is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and 7.2 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 13, number 97 and number 19 DMAs in the United States, respectively. Based upon in-park surveys, approximately 72.3% of the visitors to Geauga Lake in 1998 resided within a 50-mile radius of the park, and 77.0% resided within a 100-mile radius.

          The 258-acre property on which Geauga Lake is situated includes a 55-acre spring-fed lake. The theme park itself presently occupies approximately 116 acres. There are approximately 87 acres of undeveloped land (of which approximately 30 acres have the potential for further development).

          Geauga Lake's principal competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from Geauga Lake. There are also three small water parks within a 50-mile radius of Geauga Lake, and Sea World, a marine park, is located on the other side of Geauga Lake. While Sea World does, to some extent, compete with Geauga Lake, it is a complementary attraction, and many patrons visit both facilities. In that regard, the Company and Sea World conduct joint marketing programs in outer market areas, involving joint television advertising of combination passes. In addition, combination tickets are sold at each park. Prior to the 1998 season, the Company purchased a campground located on approximately 127 acres near the park with 314 campsites and following that season purchased a 145-room hotel.

          THE GREAT ESCAPE

          The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population base of approximately 870,000 people within 50 miles of the park and 2.9 million people within 100 miles. The Albany market is the number 52 DMA in the United States. Based upon in-park surveys, approximately 45.4% of the visitors to The Great Escape in 1998 resided within a 50-mile radius of the park, and 70.2% resided within a 100-mile radius.

          The Great Escape is located on a site of approximately 335 acres, with 143 acres currently used for park operations. Approximately 43 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Riverside Park, the Company's park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

          RIVERSIDE PARK

          Riverside Park is a combination theme park and motor speedway, located off Interstate 91 near Springfield, Massachusetts, approximately 95 miles west of Boston. Based on 1998 attendance, Riverside Park is the 35th largest theme park in North America. Riverside Park's primary market includes Springfield and western Massachusetts, and Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles and 14.7 million people within 100 miles. Based upon in-park surveys, approximately 60.4% of the visitors to Riverside Park in 1998 resided within a 50-mile radius of the park, and 93.7% resided within a 100-mile radius. Springfield, Hartford/New Haven and Boston are the number 103, number 27 and number 6 DMAs in the United States.

          Riverside Park is comprised of approximately 164 acres, with 118 acres currently used for park operations, 12 acres for a picnic grove and approximately 34 undeveloped acres. Riverside Park's Speedway is a multi-use stadium which includes a one-quarter mile NASCAR-sanctioned short track for automobile racing which can seat 6,200 for speedway events and 15,000 festival style for concerts.

          Riverside Park's only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Riverside Park. Lake Compounce had not been in regular full-service operation for several years. However, the prior owner of the park entered into a joint venture relationship in 1996 with an established park operator, and the park has received an investment of private and public funds and did operate in the 1998 season. To a lesser extent, Riverside Park competes with The Great Escape, the Company's park located in Lake George, New York, approximately 150 miles from Riverside Park.

          WALIBI PARKS

          In March 1998, Premier initially acquired approximately 50% of the shares of capital stock of Walibi and thereafter acquired in 1998 an additional 47% of such shares. The Company expects to acquire in 1999 all remaining shares not currently owned. Walibi, a Belgian corporation, owns six theme parks, two located in Belgium, one in the Netherlands and three in France. During 1998, Walibi sold its two non-theme park attractions, Mini Europe and Oceade, both located in Brussels. Excluding those two attractions, Walibi's parks had combined 1998 attendance of approximately 3.0 million.

          The Walibi parks consist of Bellewaerde, Walibi Aquitaine, Walibi Flevo, Walibi Rhone-Alpes, Walibi Schtroumpf and Walibi Wavre. The Walibi parks' primary markets include Belgium, The Netherlands, southwestern France, eastern France and northern France. These markets provide the Walibi parks with a permanent resident population of 23.0 million people within 50 miles and 54.5 million people within 100 miles.

          The Walibi parks' most significant competitors are Disneyland Paris, located in France, Meli Park and Bobbeejaanland, each located in Belgium, de Efteling, located in The Netherlands, and Parc Asterix, located in France.

          From and after the date of their acquisition through December 31, 1998, the Walibi parks generated aggregate revenues of $66.8 million. For additional financial and other information concerning the Company's European operations, see Note 15 to Notes to Consolidated Financial Statements.

          WATERWORLD PARKS

          The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento) and one family entertainment center (Paradise Family Fun Park).

          Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park's primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population base of approximately 6.4 million people within 50 miles of the park and 9.8 million people within 100 miles. The San Francisco Bay market is the number 5 DMA in the United States. Based upon in-park surveys, approximately 88.0% of the visitors in 1998 resided within a 50-mile radius of the park, and 91.0% resided within a 100-mile radius.

          Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. Also located on the fair grounds is Paradise Family Fun Park, the Company's family entertainment center. The facilities' primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 2.7 million people within 50 miles of the park and 9.8 million people within 100 miles. The Sacramento market is the number 20 DMA in the

United States. Based upon in-park surveys, approximately 81.0% of the visitors in 1998 resided within a 50-mile radius of the park, and 93.2% resided within a 100-mile radius.

          Both facilities are leased under long-term ground leases. The Concord site includes approximately 21 acres. The Sacramento facility is located on approximately 20 acres, all of which is used for the park and the family entertainment center. Concord's only significant direct competitor is Raging Waters located in San Jose, approximately 100 miles from that facility. Sacramento's only significant competitor is Sunsplash located in northeast Sacramento, approximately 40 miles from that facility.

          WHITE WATER BAY

          White Water Bay is a tropical themed water park situated on approximately 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park's primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 45 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.0 million people within 100 miles. Based upon in-park surveys, approximately 79.3% of the visitors to White Water Bay in 1998 resided within a 50-mile radius of the park, and 86.8% resided within a 100-mile radius. White Water Bay has no direct competitors.

          WYANDOT LAKE

          Wyandot Lake, a water park that also offers "dry" rides, is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.0 million people within 50 miles of the park and approximately 6.4 million people within 100 miles. The Columbus market is the number 34 DMA in the United States. Based on in-park surveys, approximately 88.4% of the visitors to Wyandot Lake in 1998 resided within a 50-mile radius of the park, and 91.0% resided within a 100-mile radius. The park is the 13th largest water park in the United States.

          The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 1999, but the Company expects to exercise the first of its two five-year renewal options. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

          Wyandot Lake's direct competitors are Kings Island and The Beach, each located in Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

MARKETING AND PROMOTION
-----------------------

          The Company attracts visitors through locally oriented multi-media marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. Marketing programs are supervised by the Company's Senior Vice President for Marketing, with the assistance of the Company's senior management and in-house marketing staff, as well as its national advertising agency.

          The Company also develops partnership relationships with well-known national and regional consumer goods companies and retailers to supplement its advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. The Company has also arranged for popular local radio and television programs to be filmed or broadcast live from its parks.

          Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance, representing over 36% of aggregate attendance in 1998 at the Company's parks. Each park has a group sales and pre-sold ticket manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

          The Company has also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During 1998, 23% of visitors to the Company's parks utilized season passes.

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

LICENSES
--------

          Pursuant to a license agreement (the "License Agreement") among Warner Bros., DC Comics, the Company and SFTP, the Company has the exclusive right on a long-term basis to use Warner Bros. and DC Comics animated characters in theme parks throughout the United States (other than the Las Vegas metropolitan area) and Canada. In particular, the License Agreement entitles the Company to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated and comic book characters that Warner Bros. and DC Comics have the right to license, including as of the date hereof, Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and includes the right to sell merchandise using the characters. The license fee is fixed (without regard to the number of the Company's parks) until 2005, and thereafter the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis. In addition, the Company will be required to pay a royalty fee on merchandise that uses the licensed characters manufactured by or for the Company where a fee has not been paid by the manufacturer. Warner Bros. has the right to terminate the License Agreement under certain circumstances, including if any persons involved in the movie or television industries obtain control of the Company and upon a default under the Subordinated Indemnity Agreement. Premier also licenses on a non-exclusive basis certain other characters, including Popeye, for use at certain parks.

PARK OPERATIONS
---------------

          The Company currently operates in geographically diverse markets in the United States and in Europe. Each of the Company's parks is operated to the extent practicable as a separate operating division of the Company in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of the Company's three Executive Vice Presidents (each of whom reports to the Chief Operating Officer) and is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

          Each of the Company's theme parks is managed by a full-time, on-site management team under the direction of the general manager. Each such management team includes senior personnel responsible for operations and maintenance, marketing and promotion, human resources and merchandising. Park management compensation structures are designed to provide incentives (including stock options and cash bonuses) for individual park managers to execute the Company's strategy and to maximize revenues and operating cash flow at each park. The Company's 19 general managers in the United States have an aggregate of approximately 440 years experience in the industry, including approximately 320 years at parks owned or operated by Premier.

          The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the Company's parks are open during weekends prior to and following their daily seasons, primarily as a site for theme events (such as Hallowscream and Oktoberfest). Certain of the parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee. The Company's family entertainment center is open year-round and does not charge an admission price.

CAPITAL IMPROVEMENTS
--------------------

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

          The Company's level of capital expenditures are directly related to the optimum mix of rides and attractions given park attendance and market penetration. These targeted expenditures are intended to drive significant attendance growth at the parks and to provide an appropriate complement of entertainment value, depending on the size of a particular market. As an individual park begins to reach an appropriate attendance penetration for its market, management generally plans a new ride or attraction every two to four years in order to enhance the park's entertainment product.

The Company believes that there are ample sources for rides and other attractions, and the Company is not dependent on any single source. Certain of these manufacturers are located outside the United States.

MAINTENANCE AND INSPECTION
--------------------------

          The Company's rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks as well as regular maintenance and are made through both visual inspection of the ride and test operation. Senior management of the Company and the individual parks evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. At March 1, 1999, the Company had approximately 1,000 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

          In addition to the Company's maintenance and inspection procedures, the Company's liability insurance carrier performs a periodic inspection of each park and all attractions and related maintenance procedures. The result of insurance inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. State inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are also subject to inspections by local fire marshals and health and building department officials. Furthermore, the Company uses Ellis & Associates as water safety consultants at its parks in order to train life guards and audit safety procedures.

INSURANCE
---------

          The Company maintains insurance of the type and in amounts that it believes are commercially reasonable and that are available to businesses in its industry. The Company maintains multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. With respect to liability claims arising out of occurrences on and after July 1, 1998, there is no self-insured retention by the Company. However, with respect to claims arising out of occurrences prior to July 1, 1998 at the parks purchased in the Six Flags Acquisition, the self-insured portion is the first $2.0 million of loss per occurrence. The self-insurance portion of claims arising out of occurrences prior to that date at the Company's other U.S. parks is $50,000. The Company also maintains fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in its industry. The fire and extended coverage policies insure the Company's real and personal properties (other than land) against physical damage resulting from a variety of hazards.

COMPETITION
-----------

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

SEASONALITY
-----------

          The operations of the Company are highly seasonal, with more than 90% of park attendance in 1998 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are collected in the second and third quarters of each year.

ENVIRONMENTAL AND OTHER REGULATION
----------------------------------

          The Company's operations are subject to increasingly stringent federal, state and local environmental laws and regulations including laws and regulations governing water discharges, air emissions, soil and groundwater contamination, the maintenance of underground storage tanks and the disposal of waste and hazardous materials. In addition, its operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at the park. The Company believes that it is in substantial compliance with applicable environmental and other laws and regulations and, although no assurance can be given, it does not foresee the need for any significant expenditures in this area in the near future.

          In addition, portions of the undeveloped areas at some parks are classified as wetlands. Accordingly, the Company may need to obtain governmental permits and other approvals prior to conducting development activities that affect these areas, and future development may be limited in some or all of these areas.

EMPLOYEES
---------

          At March 1, 1999, the Company employed approximately 2,300 full-time employees, and the Company employed approximately 38,000 seasonal employees during the 1998 operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

          Approximately 12.6% of the Company's full-time and approximately 7.7% of its seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2000 (Six Flags Over Texas), December 2000 (Six Flags Over Georgia), December 1999 (Six Flags Great Adventure), January 2000 (Six Flags St. Louis) and January 2000 (Six Flags Marine World). The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                         Age as of
Name                   March 1, 1999    Position
----                   -------------    --------

Kieran E. Burke             (41)        Director, Chairman of the Board and
                                        Chief Executive Officer since June 1994;
                                        Director, President and Chief Executive
                                        Officer from October 1989 through June
                                        1994.

Gary Story                  (43)        Director, President and Chief Operating
                                        Officer since June 1994; Executive Vice
                                        President and Chief Operating Officer
                                        from February 1992 through June 1994;
                                        prior to such period, general manager of Frontier City theme park for more than five years.

James F. Dannhauser         (46)        Chief Financial Officer since October 1,
                                        1995; Director since October 1992; prior to June 1996, Managing Director of
                                        Lepercq de Neuflize & Co. Incorporated
                                        for more than five years.

Hue W. Eichelberger         (40)        Executive Vice President since
                                        February 1, 1997; General Manager of Six
                                        Flags America from May 1992 to 1998;
                                        Park Manager of White Water Bay from
                                        February 1991 to May 1992.

John E. Bement              (46)        Executive Vice President since May 1998;
                                        General Manager of Six Flags Over
                                        Georgia from January 1993 to May 1998.

Daniel P. Aylward           (46)        Executive Vice President since June
                                        1998; General Manager of Six Flags
                                        Marine World from February 1997 to June
                                        1998; President and General Manager of
                                        Silverwood Theme Park from January 1995
                                        to February 1997; General Manager of Old
                                        Tucson Studios for six years prior
                                        thereto.

Traci E. Blanks             (38)        Senior Vice President of Marketing since
                                        January 1998; Vice President of
                                        Marketing from 1995 to January 1998;
                                        Vice President Marketing for Frontier
                                        City and White Water Bay from 1992
                                        through 1994; Director of Marketing for
                                        Frontier City from 1986 through 1992.

Richard A. Kipf             (64)        Secretary/Treasurer since 1975; Vice
                                        President since June 1994.

James M. Coughlin           (47)        General Counsel since May 1998; partner,
                                        Baer Marks & Upham LLP for five years
                                        prior thereto.


          Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of stockholders to be held in June 1999.

ITEM 2.           PROPERTIES

Set forth below is a brief description of the Company's material real estate at March 1, 1999:

Six Flags America, Largo, Maryland -- 515 acres (fee ownership)
Six Flags Darien Lake, Darien Center, New York -- 988 acres (fee ownership)
Six Flags Elitch Gardens, Denver, Colorado -- 67 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas -- 206 acres (fee ownership)
Six Flags Great Adventure & Wild Safari, Jackson, New Jersey -- 2,200 acres
     (fee ownership)(3)
Six Flags Great America, Gurnee, Illinois -- 440 acres (fee ownership)(3)
Six Flags Houston, Houston, Texas -- 90 acres (fee ownership)(3)
Six Flags Hurricane Harbor, Arlington, Texas -- 47 acres (fee ownership)(3)
Six Flags Hurricane Harbor, Valencia, California -- 12 acres (fee ownership)(3) Six Flags Kentucky Kingdom, Louisville, Kentucky -- 58 acres (fee ownership and leasehold interest)(4)
Six Flags Magic Mountain, Valencia, California -- 248 acres (fee ownership)(3) Six Flags Marine World, Vallejo, California -- 55 acres (long-term leasehold interest at nominal rent)
Six Flags Over Georgia, Atlanta, Georgia -- 270 acres (leasehold interest)(5) Six Flags Over Texas, Arlington, Texas -- 200 acres (leasehold interest)(5)
Six Flags St. Louis, Eureka, Missouri -- 497 acres (fee ownership)(3)
Six Flags WaterWorld, Houston, Texas -- 14 acres (fee ownership)(3) Bellewaerde, Ieper, Belgium -- 133 acres (fee ownership)
Frontier City, Oklahoma City, Oklahoma -- 95 acres (fee ownership)
Geauga Lake, Aurora, Ohio -- 258 acres (fee ownership)
The Great Escape, Lake George, New York -- 335 acres (fee ownership)
Riverside Park, Agawam, Massachusetts -- 164 acres (fee ownership)
Walibi Aquitaine, Roquefort, France -- 74 acres (fee ownership)
Walibi Flevo, Biddinghuizen, The Netherlands -- 35 acres (fee ownership)
Walibi Rhone-Alpes, Les Avenieres, France -- 375 acres (fee ownership)
Walibi Schtroumpf, Metz, France -- 375 acres (fee ownership)
Walibi Wavre and Aqualibi, Brussels, Belgium -- 120 acres (fee ownership) Waterworld/Concord, Concord, California -- 21 acres (leasehold interest)(6) Waterworld/Sacramento, Sacramento, California -- 20 acres (leasehold interest)(7)
White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership)
Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest)(8)

-------------------

3 The Company has granted to its lenders under the Six Flags credit agreement a mortgage on this property.
4 Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company.
5 Lessor is the limited partner of the partnership that owns the park. The leases expire in 2027 and 2028, respectively, at which time the Company has the option to acquire all of the interests in the respective lessor not previously acquired.
6 The site is leased from the City of Concord. The lease expires in 2025 and the Company has five five-year renewal options.
7 The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by the Company for an additional ten-year term.
8 The site is subleased from the Columbus Zoo. The lease expires in 1999 and the Company has two five-year renewal options, the first of which will be exercised in that year. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

          In addition to the foregoing, at March 1, 1999, the Company owned certain undeveloped land in Indiana and indirectly owned real estate interests through its non-controlling general partnership interest in 229 East 79th Street Associates L.P., a limited partnership that converted to cooperative ownership a New York City apartment building. In addition, the Company leases certain office space and also certain of the rides and attractions at its parks. See Notes 6 and 14 to Notes to Consolidated Financial Statements.

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

          In June 1997, a slide collapsed at the Company's Waterworld park in Concord, California, resulting in one fatality and the park's closure for twelve days. A series of lawsuits arising out of the incident have been consolidated in California Superior Court under the name Ghilotti et al. v. Waterworld USA et al. The Company has funded its $50,000 self-insurance retention limit in respect of the incident under its then liability insurance policy and, although there can be no assurances, does not expect to pay any additional amounts in connection with this litigation.

          In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. TWE has indicated that it intends to appeal the judgments. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al. v. Time Warner Entertainment Company, L.P. et al. based on, among other things, certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty.

          The sellers in the Six Flags Acquisition, including Time Warner, have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

          On March 21, 1999, a raft capsized in the river rapids ride at Six Flags Over Texas, resulting in one fatality and injuries to ten others. While the Park is covered by Premier's multi-layered general liability policy that provides excess liability coverage of up to $100.0 million per occurrence, with no self-insured retention, the impact of this incident on the Company's financial position, operations or liquidity has not yet been determined.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

          The Company's Common Stock has been listed on the New York Stock Exchange (the "NYSE") since December 22, 1997 under the symbol "PKS." Between May 30, 1996 and December 19, 1997, the Company's Common Stock was traded on the Nasdaq National Market ("NASDAQ") and quoted under the symbol "PARK." Set forth below in the first table are the high and low sales prices for the Common Stock as reported by the NYSE since December 22, 1997. Set forth below in the second table are the high and low sales prices for the Common Stock as reported by NASDAQ from January 1, 1997 through December 19, 1997. Prices shown for periods prior to July 1998 have been adjusted to reflect the Company's two-for-one stock split at that time.


                               NEW YORK STOCK EXCHANGE

             Year           Quarter                 High            Low
             ----           -------                 ----            ---

             1999        First (through            $34 5/16        $28 1/8
                        March 22, 1999)

             1998            Fourth                 30 1/4          15 7/16
                             Third                  33 9/32         15 5/16
                             Second                 33 5/16         26 15/32
                             First                  29 19/32        18 9/16

             1997      Fourth (beginning            20 1/4          20 1/32
                       December 22, 1997)



                                NASDAQ NATIONAL MARKET

             Year            Quarter                 High           Low
             ----            -------                 ----           ---

             1997        Fourth (through           $21 1/2         $18 1/2
                        December 19, 1997)
                              Third                 18 7/8           16
                              Second                  18             13
                              First                   16            12 1/2



          As of March 1, 1999, there were 762 holders of record of the Company's Common Stock. The Company paid no cash dividends on its Common Stock during the three years ended December 31, 1998. The Company does not anticipate paying any cash dividends on its Common Stock during the foreseeable future. The indentures relating to Premier Parks Inc.'s 9 1/4% Senior Notes Due 2006 (the "Senior Notes") and 10% Senior Discount Notes Due 2008 (the "Senior Discount Notes") limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

ITEM 6.           SELECTED FINANCIAL DATA

          Results for 1994 reflect the results of the three parks owned by the Company during that year. In August 1995, the Company acquired three additional parks in its acquisition of Funtime Parks, the operations of which are reflected in 1995 results for the period subsequent to the acquisition date. In the fourth quarter of 1996, the Company acquired four parks. In February and November 1997, respectively, the Company acquired Riverside Park and Six Flags Kentucky Kingdom. In 1998, the Company acquired Six Flags and substantially all of the capital stock of Walibi. See Note 2 to Notes to Consolidated Financial Statements.

                                         (In thousands, except per share data)
                                          -----------------------------------
                                                    1998           1997
                                                    ----           ----

Revenue ....................................   $   813,627    $ 193,904
Depreciation and amortization ..............       109,841       19,792
Equity in operations of theme
   park partnerships .......................        24,054         --
Interest expense, net ......................       115,849       17,775

Provision for income tax expense (benefit) .        40,716        9,615
Income (loss) before extraordinary loss ....        35,628       14,099 1
Extraordinary loss, net of tax effect ......          (788)        --
Net income (loss) ..........................        34,840       14,099 1
Net income (loss) applicable to common stock        17,374       14,099 1
Per Share:
   Income (loss) before extraordinary loss:
     Basic .................................           .27          .39
     Diluted ...............................           .26          .38
   Extraordinary loss, net of tax effect:
     Basic .................................          (.01)        --
     Diluted ...............................          (.01)        --
   Income (loss):
     Basic .................................           .26          .39
     Diluted ...............................           .25          .38
   Cash Dividends-- Common .................          --           --
Net cash provided by operating activities ..       119,010       47,150
Net cash used in investing activities ......    (1,664,883)    (217,070)
Net cash provided by financing activities ..     1,861,098      250,165
Total assets ...............................     4,052,465      611,321
Long-term debt2 ............................     2,060,725      217,026
EBITDA3 ....................................       286,325       54,101
Pro forma combined Adjusted EBITDA4 ........       258,943          N/A


                                          (In thousands, except per share data)
                                           -----------------------------------

                                                 1996         1995         1994
                                                 ----         ----         ----

Revenue ..................................   $  93,447    $  41,496    $ 24,899
Depreciation and amortization ............       8,533        3,866       1,997
Equity in operations of theme
   park partnerships .....................        --           --          --
Interest expense, net ....................      11,121        5,578       2,299
Provision for income tax expense (benefit)       1,497         (762)         68
Income (loss) before extraordinary loss ..       1,765       (1,045)        102
Extraordinary loss, net of tax effect ....        --           (140)       --
Net income (loss) ........................       1,765       (1,185)        102
Net income (loss) applicable to common stock     1,162       (1,714)        102
Per Share:
   Income (loss) before extraordinary loss:
     Basic ...............................         .07         (.20)        .02
     Diluted .............................         .06         (.20)        .02
   Extraordinary loss, net of tax effect:
     Basic ...............................        --           (.02)       --
     Diluted .............................        --           (.02)       --
   Income (loss):
     Basic ...............................         .07         (.22)        .02
     Diluted .............................         .06         (.22)        .02
   Cash Dividends-- Common ...............        --           --          --
Net cash provided by operating activities.      11,331       10,646       1,060
Net cash used in investing activities ....    (155,149)     (74,139)    (10,177)
Net cash provided by financing activities.     119,074       90,914       7,457
Total assets .............................     304,803      173,318      45,539
Long-term debt2 ..........................     150,834       94,278      24,108
EBITDA3 ..................................      22,994        7,706       4,549
Pro forma combined Adjusted EBITDA4 ......         N/A          N/A         N/A

-----------------------


1 Included in determining net income for 1997 is an $8.4 million ($5.1 million after tax effect) termination fee, net of expenses.

2 Includes current portion. Also includes in 1998 $182.9 million of certain zero coupon notes due December 1999 which have been defeased for covenant purposes. Excluding defeased notes, long-term debt is $1,877.8 million at December 31, 1998.

3 EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), non-cash compensation, depreciation and amortization and minority interest. The Company has included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements.

4 Adjusted EBITDA is defined as EBITDA of the Company plus the Company's share (based on its ownership interests) of the EBITDA of the Partnership Parks, determined on a pro forma basis as if Six Flags, Walibi and the Company's interests in the Partnership Parks had been acquired on January 1, 1998.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

          The Company's revenue is derived from the sale of tickets for entrance to its parks (approximately 52.0%, 48.8% and 44.0%, in 1998, 1997 and 1996,
respectively) and the sale of food, merchandise, games and attractions inside its parks, as well as sponsorship and other income (approximately 48.0%, 51.2% and 56.0%, in 1998, 1997 and 1996, respectively). The Company's principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

          Historical results of operations for 1998 include the results of Riverside Park and Kentucky Kingdom (each of which was acquired during 1997) (the "1997 Acquisitions") for the entire period. Results of Walibi and Six Flags are included in 1998 results only from the dates of their respective acquisitions (March 26, 1998, in the case of Walibi, and April 1, 1998, in the case of Six Flags). Historical results for 1997 reflect the results of Riverside Park from its acquisition date (February 5, 1997), and Kentucky Kingdom from its acquisition date (November 7, 1997) and do not include the results of Walibi or Six Flags for those periods. In addition, 1998 historical results include in the Company's equity in earnings the Company's share of the revenues of Marine World under the applicable lease and related documents. Those results are not included in the 1997 periods. With respect to 1996, historical results include the results of the four parks (Elitch Gardens, The Great Escape, Waterworld Concord and Waterworld Sacramento) acquired in the fourth quarter of that year (the "1996 Acquisitions") only from their respective acquisition dates, and do not include the results of Riverside Park, Kentucky Kingdom, Walibi, Six Flags or Marine World.

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

RESULTS OF OPERATIONS
---------------------

YEARS ENDED DECEMBER 31, 1998 AND 1997

          The table below sets forth certain financial information with respect to the Company, Six Flags, Walibi and, for the period prior to its acquisition, Kentucky Kingdom for the year ended December 31, 1997 and with respect to the Company and, for periods prior to their respective acquisitions, Six Flags and Walibi for the year ended December 31, 1998:



                                         Year Ended December 31, 1998
                             --------------------------------------------------
                                             Historical
                                             Six Flags  Historical
                                                for     Walibi for
                                              Period   Period Prior
                                             Prior to       to
                                Historical   April 1,    March 26,  Historical
                                  Premier    1998(1)      1998(2)    Combined
                                  -------   ----------  ----------  -----------
                                            (Unaudited) (Unaudited) (Unaudited)

                                                      (In thousands)

REVENUE:
  Theme park admissions .......   $ 423,461    $ 15,047  $    883     $ 439,391
  Theme park food, merchandise
   and other ..................     390,166       8,356       624       399,146
                                  ---------    --------  --------      --------

   Total revenue ..............     813,627      23,403     1,507       838,537
                                  ---------    --------  --------      --------

OPERATING COSTS AND EXPENSES:
  Operating expenses ..........     297,266      45,679     4,626       347,571
  Selling, general and
     administration ...........     126,985      19,278     3,407       149,670
  Noncash compensation ........       6,362        --         --          6,362
  Costs of products sold ......     103,051       2,757       248       106,056
  Depreciation and amortization     109,841      17,629     3,214       130,684
                                  ---------    --------  --------      --------

   Total operating costs
     and expenses .............     643,505      85,343    11,495       740,343
                                  ---------    --------  --------      --------

Income (loss) from operations .     170,122     (61,940)   (9,988)       98,194
Equity in operations of theme
  park partnerships ...........      24,054        --        --          24,054

OTHER INCOME (EXPENSE):
  Interest expense, net .......    (115,849)    (21,262)     (889)     (138,000)
  Termination fee, net of
      expenses ................        --          --        --            --
  Minority interest ...........        (960)       --        --            --
  Other income (expense) ......      (1,023)       --          (1)       (1,984)
                                  ---------    --------   --------     ---------

   Total other income
     (expense) ................    (117,832)    (21,262)     (890)     (139,984)
                                  ---------    --------   --------     ---------

  Income (loss) before income
       taxes and extraordinary
       loss ...................      76,344     (83,202)  (10,878)      (17,736)
  Income tax expense (benefit)       40,716     (30,377)   (4,134)        6,205
                                  ---------    --------  --------     ---------

  Income (loss) before
     extraordinary loss .......   $  35,628    $(52,825) $ (6,744)    $ (23,941)
                                  =========    ========  ========     =========

  EBITDA(6) ...................   $ 286,325    $(44,311) $ (6,774)    $ 235,240
                                  =========    ========  ========     =========





                                              Year Ended December 31, 1997
                                   --------------------------------------------
                                   Historical       Historical     Historical
                                    Premier        Six flags(4)       Walibi
                                    -------        -----------     ------------
                                                   (Unaudited)     (Unaudited)

                                                   (In Thousands)

REVENUE:
  Theme park admissions .......      $  94,611       $ 274,193       $ 43,742
  Theme park food, merchandise
   and other ..................         99,293         257,679         24,101
                                     ---------       ---------       --------

   Total revenue ..............        193,904         531,872         67,843
                                     ---------       ---------       --------

OPERATING COSTS AND EXPENSES:
  Operating expenses ..........         81,356         229,588         31,629
  Selling, general and
     administration ...........         35,422          95,852         10,567
  Noncash compensation ........          1,125            --             --
  Costs of products sold ......         23,025          77,102          6,097
  Depreciation and amortization         19,792          72,386         13,998
                                     ---------       ---------       --------

   Total operating costs
     and expenses .............        160,720         474,928         62,291
                                     ---------       ---------       --------

Income (loss) from operations .         33,184          56,944          5,552
Equity in operations of theme
  park partnerships ...........           --              --             --

OTHER INCOME (EXPENSE):
  Interest expense, net .......        (17,775)        (84,430)        (3,409)
  Termination fee, net of
      expenses ................          8,364            --             --
  Minority interest ...........           --             1,147           --
  Other income (expense) ......            (59)           --             (289)
                                     ---------       ---------       --------
   Total other income
     (expense) ................         (9,470)        (83,283)        (3,698)
                                     ---------       ---------       --------

  Income (loss) before income
       taxes and extraordinary
       loss ...................         23,714          (3,708)         1,854
  Income tax expense (benefit)           9,615            --            2,373
                                     ---------       ---------       --------
  Income (loss) before
     extraordinary loss .......      $  14,099       $  (3,708)      $   (519)
                                     =========       =========       ========

  EBITDA(6) ...................      $  54,101       $ 129,330       $ 19,550
                                     =========       =========       ========





                                                Year Ended December 31, 1997
                                            -----------------------------------
                                             Historical
                                              Kentucky              Historical
                                             Kingdom(5)              Combined
                                             ----------             ----------
                                            (Unaudited)             (Unaudited)

                                                        (In thousands)
REVENUE:
  Theme park admissions .......             $ 11,562               $ 424,108
  Theme park food, merchandise
   and other ..................               10,152                 391,225
                                            --------               ---------

   Total revenue ..............               21,714                 815,333
                                            --------               ---------

OPERATING COSTS AND EXPENSES:
  Operating expenses ..........                5,705                 348,278
  Selling, general and
     administration ...........                5,194                 147,035
  Noncash compensation ........                 --                     1,125
  Costs of products sold ......                2,684                 108,908
  Depreciation and amortization                2,344                 108,520
                                            --------               ---------

   Total operating costs
     and expenses .............               15,927                 713,866
                                           ---------               ---------

Income (loss) from operations .                5,787                 101,467
Equity in operations of theme
  park partnerships ...........                 --                      --

OTHER INCOME (EXPENSE):
  Interest expense, net .......               (3,974)               (109,588)
  Termination fee, net of
      expenses ................                 --                     8,364
  Minority interest ...........                 --                     1,147
  Other income (expense) ......                  293                     (55)
                                            --------               ---------

   Total other income
     (expense) ................               (3,681)               (100,132)
                                            --------               ---------

  Income (loss) before income
       taxes and extraordinary
       loss ...................                2,106                   1,335
  Income tax expense (benefit)                  --                    11,988
                                            --------               ---------
  Income (loss) before
     extraordinary loss .......             $  2,106               $ (10,635)
                                            ========               =========

  EBITDA(6) ...................             $  8,131               $ 211,112
                                            ========               =========

-------------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to (i) eliminate off-season expense deferral of $86,196, (ii) eliminate results of Partnership Parks, (iii) reflect recognition of season pass revenue upon receipt, consistent with the Company's policies and (iv) eliminate the expense associated with certain one-time option payments made from the purchase price.

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date.

(3) Includes results of Riverside Park and Kentucky Kingdom from and after their respective acquisition dates, February 5 and November 7, 1997.

(4) Includes results of Six Flags adjusted to eliminate results of Partnership Parks.

(5) Includes results of Kentucky Kingdom for the ten months of 1997 prior to its acquisition by the Company.

(6) Excludes termination fee in 1997.

          Revenue. Revenue aggregated $813.6 million in 1998 ($838.5 million combined), compared to $193.9 million reported in 1997. Of reported 1998 revenue, $564.5 million represented revenues of Six Flags and Walibi (the "Acquired Parks") which were acquired in 1998, and thus not included in reported 1997 results. Revenues generated by the Company's other twelve parks (excluding Marine World) amounted to $249.1 million in 1998, as compared to $193.7 million from the Company's eleven parks in 1997. Of this $55.4 million increase, $28.4 million relates to Kentucky Kingdom which was purchased in November of the prior year, and the balance ($27.0 million) results from improved performance at the other eleven parks. During 1998, the Company's thirteen parks (including Marine World) experienced a 14.3% increase in attendance and a 5.0% increase in per capita spending over the performance of those thirteen parks in the prior year.

          Operating Expenses. Operating expenses increased during 1998 to $297.3 million ($347.6 million combined) from $81.4 million reported in 1997. Of reported 1998 operating expenses, $197.4 million related directly to the Acquired Parks. Operating expenses at the Company's other twelve parks (excluding Marine World) increased $18.5 million, primarily reflecting an incremental $10.3 million of operating expenses for Kentucky Kingdom which was included for only two months in the prior year, and increased salary expense at the parks. As a percentage of total reported revenue, reported operating expenses were 36.5% of revenue (and combined operating expenses were 41.4% of combined revenues) in 1998 as compared to 42.0% in 1997.

          Selling, General and Administrative. Selling, general and administrative expenses (including non-cash compensation) were $133.3 million in 1998 ($156.0 million on a combined basis), compared to $36.5 million reported for 1997. Of reported expenses for 1998, $68.2 million related to the Acquired Parks. Selling, general and administrative expenses at the remaining twelve parks (excluding Marine World) increased $28.5 million over 1997 levels, primarily reflecting an incremental $5.2 million of selling, general and administrative expenses at Kentucky Kingdom, $5.3 million of noncash compensation relating to restricted stock awards and conditional option grants over amounts included in 1997, increased corporate expenses reflecting the larger scope of the Company's operations and, to a lesser extent, increased marketing and advertising costs and real estate taxes. As a percentage of total reported revenue, consolidated selling, general and administrative expenses (excluding non-cash compensation) were 15.6% of revenue (and combined selling, general and administrative expenses (excluding non-cash compensation) were 17.8% of combined revenues) in 1998 as compared to 18.3% for 1997. The decrease is a result of the Company's continued ability to use operating leverage to increase operations without having to increase administrative costs by a like percentage.

          Costs of Products Sold. Costs of products sold were $103.1 million for 1998 ($106.1 million on a combined basis) compared to $23.0 million reported for 1997. Reported costs for 1998 include $75.2 million related to the Acquired Parks. The balance of the increase ($4.9 million) over reported 1997 costs primarily related to $2.7 million of costs of sales at Kentucky Kingdom and to increased product sales at the parks owned in both years.

          Depreciation and Interest Expense. Depreciation and amortization expense increased $90.0 million from $19.8 million in 1997 to $109.8 million in 1998, of which $82.6 million was attributable to the recognition of depreciation and amortization expense for the Acquired Parks, an incremental $2.9 million was attributable to Kentucky Kingdom and the balance was attributable to the Company's on-going capital program. Interest expense, net of interest income, increased from $17.8 million to $115.9 million in 1998 principally as a result of borrowings made in connection with the acquisition of Six Flags and Walibi. See Notes 2 and 6 to Notes to Consolidated Financial Statements.

          Equity in Operations of Theme Parks. Equity in operations of theme park partnerships results from the Company's shares of the operations of Six Flags Over Texas (33%)effective Company ownership) and Six Flags Over Georgia

(25% effective Company ownership), the lease of Six Flags Marine World and the management of all three parks. The Company did not have the partial ownership or lease arrangement with any of the parks prior to commencement of the 1998 operating season. See Notes 2, 4 and 13 to Notes to Consolidated Financial Statements.

          Income Taxes. Income tax expense was $40.7 million for 1998 as compared to $9.6 million for 1997. The increase in the effective tax rate to 53.3% from 40.5% is a function of the non-deductible intangible asset amortization associated with the Six Flags Acquisition. Approximately $10.0 million of non-deductible amortization will be recognized each quarter. The Company's quarterly effective income tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

          At December 31, 1998, the Company estimates that it had approximately $346.1 million of net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the Company and its subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Accordingly, no assurance can be given as to the timing or amount of the availability of such NOLs to the Company and its subsidiaries. See Note 9 to Notes to Consolidated Financial Statements.

          Net Income. Net income applicable to common stock in 1998 reflects as a charge to net income the preferred stock dividends accrued since the April 1, 1998 issuance of the Company's Premium Income Equity Securities ("PIES"). The PIES accrue cumulative dividends at 7 1/2% per annum (17/8% per quarter), which approximates an annual dividend requirement of $23.3 million (approximately $5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company. To date, the Company has elected to pay the dividend in cash.

YEARS ENDED DECEMBER 31, 1997 AND 1996

          The table below sets forth certain financial information with respect to the Company (including the 1996 Acquisitions) for the year ended December 31, 1996 and with respect to the Company and Kentucky Kingdom and Marine World for the year ended December 31, 1997:


                                             Year Ended December 31, 1997
                                    --------------------------------------------

                                      Historical
                                        Premier
                                      (Excluding
                                     Marine World     Kentucky
                                     and Kentucky    Kingdom and     Historical
                                       Kingdom)(1)  Marine World(2)   Premier
                                       -------      ------------      -------
                                      (Unaudited)      (Unaudited)

                                                    (In thousands)

REVENUE:
  Theme park admissions .............     $94,611    $  --             $94,611
  Theme park food, merchandise
   and other ........................      99,103        190            99,293
                                        ---------    -------         ---------

   Total revenue ....................     193,714        190           193,904
                                        ---------    -------         ---------

OPERATING COSTS AND EXPENSES:
  Operating expenses ................      80,307      1,049            81,356
  Selling, general and administrative      53,336         86            35,422
  Noncash compensation ..............       1,125       --               1,125
  Costs of products sold ............      23,025       --              23,025
  Depreciation and amortization .....      19,159        633            19,792
                                        ---------    -------         ---------
   Total operating costs
     and expenses ...................     158,952      1,768           160,720
                                        ---------    -------         ---------

Income (loss) from operations .......      34,762     (1,578)           33,184

OTHER INCOME (EXPENSE):
  Interest expense, net .............     (17,763)       (12)          (17,775)
  Termination fee, net of expenses ..       8,364       --               8,364
  Other income (expense) ............         (59)      --                 (59)
                                        ---------    -------         ---------

   Total other income (expense) .....      (9,458)       (12)           (9,470)
                                        ---------    -------         ---------

  Income (loss) before income taxes .      25,304     (1,590)           23,714
  Income tax expense (benefit) ......       9,615       --               9,615
                                        ---------    -------         ---------

  Net income (loss) .................     $15,689    $(1,590)          $14,099
                                        =========    =======         =========

  EBITDA(6) .........................     $53,921      $(945)          $52,976
                                        =========    =======         =========


                                           Year Ended December 31, 1996
                                    -------------------------------------------
                                                                  Historical
                                                    Historical       1996
                                                  Nine Months     Acquisitions
                                                     Ended         for Period
                                                 September 30    Subsequent to
                                    Historical  1996 for 1996     September 30,
                                    Premier(3)  Acquisitions(4)  30,1996(5)
                                    ---------- ---------------   -------------
                                                   (Unaudited)    (Unaudited)

                                                (In thousands)

REVENUE:
  Theme park admissions ............. $41,162     $34,062         $724
  Theme park food, merchandise
   and other ........................  52,285      30,453        1,020
                                     --------    --------      -------

   Total revenue ....................  93,447      64,515        1,744
                                     --------    --------      -------

OPERATING COSTS AND EXPENSES:
  Operating expenses ................  42,425      23,204        3,116
  Selling, general and administrative  16,927      17,035        2,289
  Noncash compensation ..............    --          --           --
  Costs of products sold ............  11,101       9,448          347
  Depreciation and amortization .....   8,533      13,028          703
                                     --------    --------      -------

   Total operating costs
     and expenses ...................  78,986      62,715        6,455
                                     --------    --------      -------

Income (loss) from operations .......  14,461       1,800       (4,711)

OTHER INCOME (EXPENSE):
  Interest expense, net ............. (11,121)     (4,624)        (517)
  Termination fee, net of expenses ..    --          --           --
  Other income (expense) ............     (78)       (284)        --
                                     --------    --------      -------

   Total other income (expense) ..... (11,199)     (4,908)        (517)
                                     --------    --------      -------

  Income (loss) before income taxes .   3,262      (3,108)      (5,228)
  Income tax expense (benefit) ......   1,497       1,131         --
                                     --------    --------      -------

  Net income (loss) .................  $1,765     $(4,239)     $(5,228)
                                     ========    ========      =======

  EBITDA(6) ......................... $22,994     $14,828      $(4,008)
                                     ========    ========      =======


                            Year Ended December 31, 1996
                           -----------------------------
                                     Historical
                                      Combined
                                      --------
                                    (Unaudited)

                                   (In thousands)

REVENUE:
  Theme park admissions ............. $75,948
  Theme park food, merchandise
   and other ........................  83,758
                                      -------

   Total revenue .................... 159,706
                                      -------

OPERATING COSTS AND EXPENSES:
  Operating expenses ................  68,745
  Selling, general and administrative  36,251
  Noncash compensation ..............     --
  Costs of products sold ............  20,896
  Depreciation and amortization .....  22,264
                                      -------

   Total operating costs
     and expenses ................... 148,156
                                      -------

Income (loss) from operations .......  11,550

OTHER INCOME (EXPENSE):
  Interest expense, net ............. (16,262)
  Termination fee, net of expenses ..     --
  Other income (expense) ............    (362)
                                     ---------

   Total other income (expense) ..... (16,624)
                                     ---------

  Income (loss) before income taxes .  (5,074)
  Income tax expense (benefit) ......   2,628
                                     ---------

  Net income (loss) ................. $(7,702)
                                     =========

  EBITDA(6) ......................... $33,814
                                     =========
-------------------

(1) Excludes management fee and depreciation expense relating to Marine World and results of Kentucky Kingdom for the period subsequent to the acquisition date, November 7, 1997.

(2) Represents management fee and depreciation expense relating to Marine World and results of Kentucky Kingdom from the acquisition date through December 31, 1997.

(3) Includes results of the 1996 Acquisitions from and after the acquisition dates.

(4) Includes results of the 1996 Acquisitions for the nine months ended September 30, 1996.

(5) Includes results of the 1996 Acquisitions for the respective periods commencing October 1, 1996 and ending on the respective acquisition dates (or in the case of Riverside Park, December 31, 1996).

(6)  Excludes termination fee in 1997.

          Revenue. Revenue aggregated $193.9 million in 1997 ($193.7 million at the eleven parks owned during the 1997 season), compared to $93.4 million in 1996, and to combined revenue of $159.7 million in 1996. This 21.3% increase in revenue at the same eleven parks is primarily attributable to increased attendance (8.9%) at these eleven parks, which resulted in part from increased season pass and group sales at several parks.

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

         Selling, General and Administrative. Selling, general and administrative expenses (including noncash compensation) at the eleven owned parks were $36.5 million in 1997, compared to $16.9 million reported, and $36.3 million combined, selling, general and administrative expenses for 1996. As a percentage of revenues, these expenses at the same eleven parks constituted 18.8% for 1997 and 22.7% for 1996 combined. This increase over 1996 combined expenses relates primarily to increased advertising and marketing expenses to promote the newly acquired parks and the new rides and attractions at all of the parks, increased sales taxes arising from increased volume generally and increased property taxes and professional services, offset by significant reductions in personnel and insurance expenses.

          Costs of Products Sold. Costs of products sold were $23.0 million at the eleven parks for 1997 compared to $11.1 million reported and $20.9 million combined for 1996. Cost of products sold (as a percentage of in-park revenue) at these parks constituted approximately 23.2% for 1997 and 25.0% for 1996 combined. This $2.1 million or 10.1% increase over combined 1996 results is directly related to the 18.3% increase in food, merchandise and other revenues.

          Depreciation and Interest Expense. Depreciation expense increased $11.3 million over the reported 1996 results. The increase is a result of the full year's effect of the 1996 Acquisitions (other than Riverside Park), the purchase price paid for the Riverside Park and Kentucky Kingdom acquisitions and the on-going capital program at the Company's parks. Interest expense, net, increased $6.7 million from 1996 as a result of interest on the Company's 9 3/4% Senior Notes due 2007.

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

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES
--------------------------------------------

          At December 31, 1998, the Company's indebtedness (including $182.9 million carrying value of the pre-existing SFEC notes (the "Old SFEC Notes") which will be repaid in full on or prior to December 15, 1999 from the proceeds of SFEC's 87/8% Senior Notes Due 2006 ("SFEC Notes") issued in connection with the Six Flags Acquisition, together with other funds, all of which have been deposited as a restricted-use investment in escrow) aggregated $2,060.8 million, of which approximately $15.2 million (excluding the prefunded Old SFEC Notes) matures prior to December 31, 1999. Based on interest rates at December 31, 1998 for floating rate debt, annual cash interest payments for 1999 on this indebtedness will total approximately $145.9 million, of which $25.9 million has been deposited in a dedicated escrow account which has been classified as a restricted-use investment. In addition, annual dividend payments on the PIES are $23.3 million, payable at the Company's option in cash or shares of Common Stock. See Notes 6 and 10 to Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness.

          During the year ended December 31, 1998, net cash provided by operating activities was $119.0 million. Net cash used in investing activities in 1998 totaled $1,664.9 million, consisting primarily of the Company's acquisition of Six Flags and Walibi ($1,037.4 million, net of cash acquired) and, to a lesser extent, title to and the minority interest in Six Flags Fiesta Texas, a hotel near the Company's Geauga Lake theme park and capital expenditures for the 1998 and 1999 seasons. Net cash provided by financing activities in 1998 was $1,861.1 million, representing proceeds of borrowings under the Premier and Six Flags credit facilities, and proceeds of the public offerings of Common Stock, PIES, Senior Notes, Senior Discount Notes and SFEC Notes issued in connection with the Six Flags Acquisition and described in Notes 2 and 6 to Notes to Consolidated Financial Statements, offset in part by debt payments and the payment of certain debt issuance costs.

          As more fully described in "Business -- Six Flags Over Georgia" and "-- Six Flags Over Texas and Six Flags Hurricane Harbor" and in Note 2 to Notes to Consolidated Financial Statements, in connection with the Six Flags Acquisition, the Company guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the "Co-Venture Parks"). Among such obligations are (i) minimum distributions of approximately $47.3 million in 1999 to partners in the Co-Venture Parks (of which the Company will be entitled to receive $14.1 million based on its present ownership interests), (ii) up to approximately $43.75 million of limited partnership unit purchase obligations for 1999 with respect to both parks and (iii) minimum capital expenditures for that year at both parks of approximately $14.6 million. Cash flows from operations at the Co-Venture Parks will be used to satisfy these requirements, before any funds are required from the Company.

          The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks.

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

MARKET RISKS AND SENSITIVITY ANALYSES
-------------------------------------

          Like other global companies, Premier is exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of financial risk management at Premier is to minimize the negative impact of interest rate and foreign exchange rate fluctuations on the Company's earnings, cash flows and equity. Premier does not acquire market risk sensitive instruments for trading purposes.

          To manage market risks, on a limited basis Premier has used derivative financial instruments, exclusively foreign exchange forward contracts. These derivative financial instruments have been held to maturity and Premier only uses non-leveraged instruments. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Premier has used forward contracts to "lock-in" the U.S. dollar cost of equipment to be purchased from foreign vendors or manufacturers where the contracts related thereto are denominated in foreign currency. See Note 5 to Notes to Consolidated Financial Statements for a more complete description of Premier's accounting policies and use of such instruments.

          The following analyses present the sensitivity of the market value, earnings and cash flows of Premier's financial instruments to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 1998. The range of changes chosen for these analyses reflect Premier's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact Premier's business as a result of these changes in interest and exchange rates.

          INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

          At December 31, 1998, Premier had debt totaling $2,060.8 million, of which $1,451.0 million represents fixed-rate debt and $609.8 million represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors remain constant.

          Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax earnings and cash flows impact resulting from a one percentage point increase in interest rates would be approximately $6.1 million.

          EXCHANGE RATE SENSITIVITY ANALYSIS

          Premier's exchange rate exposures result from its investments and ongoing operations in Europe, specifically Belgium, France and The Netherlands, and certain other business transactions such as the purchase of rides from foreign vendors or manufacturers. Among other techniques, Premier utilizes foreign exchange forward contracts to hedge these exposures. At present, Premier does not use financial instruments to hedge against currency risks associated with its Walibi operations. At December 31, 1998, Premier had $17.7 million notional amount of foreign exchange contracts to hedge the risks associated with $33.3 million firm purchase commitments.

          Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates (i.e., a weakening of the dollar against the applicable European currencies), the market value of foreign currency contracts outstanding at December 31, 1998 would decrease by approximately $1.8 million. No amount of this decrease would impact earnings since the gain (loss) on these contracts would be offset by an equal loss (gain) on the underlying exposure being hedged.

          Assuming the Walibi parks generate the same level of earnings and cash flow in 1999 as they did in 1998, earnings and cash flows of the Company in the event of such ten percent adverse change would decrease by less than $100,000 and $2.5 million, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
--------------------------------------------------------------

          In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provision of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of December 31, 1998, it would not have a material effect on the Company's financial position as of such date, or the results of operations for the year then ended.

          In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 establishes standards for the financial report of start-up costs and organization costs. It requires that those costs be expensed as incurred. The effect of the implementation of SOP 98-5 is accounted for as a cumulative effect of a change in accounting principle. Premier is required to adopt the provisions of SOP 98-5 in the first quarter of 1999 and does not anticipate that the adoption of the provision of SOP 98-5 will have a material effect on Premier's financial position as of that date or the results of operations for the year then ended.

IMPACT OF YEAR 2000 ISSUE
-------------------------

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

          As noted above, the Company is in the process of replacing certain computer equipment and software because of the Year 2000 issue. The Company estimates that the total cost of such replacements will be no more than $1.5 million. Substantially all of the personnel being used on the Project are existing Company employees. Therefore, the labor costs of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated labor costs to be incurred by the Company with respect to Year 2000 issues of third parties, are expected to be less than $0.8 million.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

          Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29-30 of this Report.


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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors

          Incorporated by reference from the information captioned "Proposal 1:
Election of Directors" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1999.

      (b) Identification of Executive Officers

          Information regarding executive officers is included in Item 1 of
Part I herein.


ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference from the information captioned "Executive Compensation" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     (a),(b) Incorporated by reference from the information captioned
"Stock Ownership of Management and Certain Beneficial Holders" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1999.

     (c)  Changes in Control
          None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference from the information captioned "Certain Transactions" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 1999.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Premier Parks Inc.
and subsidiaries, the notes thereto, the related report thereon of independent auditors, and financial statement schedules are filed under Item 8 of this
Report:
                                                                PAGE
                                                                ----

Independent Auditors' Report                                     F-2

Consolidated Balance Sheets-- December 31, 1998 and 1997         F-3

Consolidated Statements of Operations
   Years ended December 31, 1998, 1997 and 1996                  F-4

Consolidated Statements of Stockholders' Equity
   Years ended December 31, 1998, 1997 and 1996                  F-5

Consolidated Statements of Cash Flows
   Years ended December 31, 1998, 1997 and 1996                  F-6

Notes to Consolidated Financial Statements                       F-8

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


Date:     March 31, 1999


                                        PREMIER PARKS INC.



                                        By:        /s/ Kieran E. Burke
                                           ---------------------------------
                                                Kieran E. Burke
                                                Chairman of the Board
                                                and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.


Signature                            Title                             Date
---------                            -----                             ----


     /s/ Kieran E. Burke          Chairman of the Board, Chief   March 31, 1999
--------------------------------  Executive Officer (Principal
Kieran E. Burke                   Executive Officer) and
                                  Director

     /s/ Gary Story               President, Chief Operating     March 31, 1999
--------------------------------  Officer and Director
Gary Story


     /s/ James F. Dannhauser      Chief Financial Officer        March 31, 1999
--------------------------------  (Principal Financial and
James F. Dannhauser               Accounting Officer) and
                                  Director

    /s/ Paul A. Biddelman         Director                       March 31, 1999
--------------------------------
Paul A. Biddelman


     /s/ Michael E. Gellert       Director                       March 31, 1999
--------------------------------
Michael E. Gellert


     /s/ Sandy Gurtler            Director                       March 31, 1999
--------------------------------
Sandy Gurtler


     /s/ Charles R. Wood          Director                       March 31, 1999
--------------------------------
Charles R. Wood

                               PREMIER PARKS INC.


                   Index to Consolidated Financial Statements


                                                                            Page

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                     F-3

Consolidated Statements of Operations - Years ended
    December 31, 1998, 1997 and 1996                                         F-4

Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 1998, 1997 and 1996                                         F-5

Consolidated Statements of Cash Flows - Years ended
    December 31, 1998, 1997 and 1996                                         F-6

Notes to Consolidated Financial Statements                                   F-8

                          Independent Auditors' Report


The Board of Directors and Stockholders
Premier Parks Inc.:


We have audited the accompanying consolidated balance sheets of Premier Parks Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Parks Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                         KPMG LLP

Oklahoma City, Oklahoma
March 22, 1999

                               PREMIER PARKS INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                          Assets                                                     1998                 1997
                                                                                               ---------------      ---------------
Current assets:
    Cash and cash equivalents                                                                  $   400,578,000           84,288,000
    Accounts receivable                                                                             31,484,000            6,537,000
    Inventories                                                                                     21,703,000            5,547,000
    Income tax receivable                                                                                   --              995,000
    Prepaid expenses and other current assets                                                       29,200,000            3,690,000
    Restricted-use investment securities                                                           206,075,000                   --
                                                                                               ---------------      ---------------
                   Total current assets                                                            689,040,000          101,057,000
                                                                                               ---------------      ---------------
Other assets:
    Debt issuance costs                                                                             45,099,000           10,123,000
    Restricted-use investment securities                                                           111,577,000                   --
    Deposits and other assets                                                                       73,887,000            3,949,000
                                                                                               ---------------      ---------------
                   Total other assets                                                              230,563,000           14,072,000
                                                                                               ---------------      ---------------
Property and equipment, at cost                                                                  1,675,959,000          479,271,000
    Less accumulated depreciation                                                                  104,806,000           35,474,000
                                                                                               ---------------      ---------------
                                                                                                 1,571,153,000          443,797,000
                                                                                               ---------------      ---------------
Investment in theme park partnerships                                                              294,893,000            6,595,000
    Less accumulated amortization                                                                   11,373,000              136,000
                                                                                               ---------------      ---------------
                                                                                                   283,520,000            6,459,000
                                                                                               ---------------      ---------------
Intangible assets, principally goodwill                                                          1,321,616,000           48,876,000
    Less accumulated amortization                                                                   43,427,000            2,940,000
                                                                                               ---------------      ---------------
                                                                                                 1,278,189,000           45,936,000
                                                                                               ---------------      ---------------
                   Total assets                                                                $ 4,052,465,000          611,321,000
                                                                                               ===============      ===============
                           Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                           $    25,285,000           10,051,000
    Accrued interest payable                                                                        33,269,000            9,785,000
    Accrued compensation                                                                             6,433,000            3,110,000
    Accrued insurance                                                                               28,727,000                   --
    Other accrued liabilities                                                                       65,446,000           10,038,000
    Current portion of long-term debt                                                              198,038,000              795,000
                                                                                               ---------------      ---------------
                   Total current liabilities                                                       357,198,000           33,779,000
Long-term debt                                                                                   1,862,687,000          216,231,000
Other long-term liabilities                                                                         54,037,000            4,025,000
Deferred income taxes                                                                              151,978,000           33,537,000
                                                                                               ---------------      ---------------
                   Total liabilities                                                             2,425,900,000          287,572,000
                                                                                               ---------------      ---------------
Stockholders' equity:
    Preferred  stock,  5,000,000 and 500,000  shares  authorized at December 31,
       1998 and 1997, respectively; 11,500 and no shares issued and
       outstanding at December 31, 1998 and 1997, respectively                                          12,000                   --
    Common stock, $.025 par value, 150,000,000 and 90,000,000 shares authorized at December 31, 1998 and 1997, respectively; 76,488,661 and
       37,798,914 shares issued and 76,488,661 and 37,746,222 shares
       outstanding at December 31, 1998 and 1997, respectively                                       1,912,000              944,000
    Capital in excess of par value                                                               1,640,532,000          354,235,000
    Retained earnings (accumulated deficit)                                                            133,000          (17,241,000)
    Deferred compensation                                                                          (25,111,000)         (13,500,000)
    Accumulated other comprehensive income                                                           9,087,000                   --
                                                                                               ---------------      ---------------
                                                                                                 1,626,565,000          324,438,000
    Less 52,692 common shares of treasury stock, at cost at December 31, 1997                               --             (689,000)
                                                                                               ---------------      ---------------
                   Total stockholders' equity                                                    1,626,565,000          323,749,000
                                                                                               ---------------      ---------------
                   Total liabilities and stockholders' equity                                  $ 4,052,465,000          611,321,000
                                                                                               ===============      ===============

          See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996


                                                                                 1998                 1997                 1996
                                                                            -------------        -------------        -------------
Theme park admissions                                                       $ 423,461,000           94,611,000           41,162,000
Theme park food, merchandise and other                                        390,166,000           99,293,000           52,285,000
                                                                            -------------        -------------        -------------
          Total revenue                                                       813,627,000          193,904,000           93,447,000
                                                                            -------------        -------------        -------------
Operating costs and expenses:
    Operating expenses                                                        297,266,000           81,356,000           42,425,000
    Selling, general and administrative                                       126,985,000           35,422,000           16,927,000
    Noncash compensation                                                        6,362,000            1,125,000                   --
    Costs of products sold                                                    103,051,000           23,025,000           11,101,000
    Depreciation and amortization                                             109,841,000           19,792,000            8,533,000
                                                                            -------------        -------------        -------------
          Total operating costs and expenses                                  643,505,000          160,720,000           78,986,000
                                                                            -------------        -------------        -------------
          Income from operations                                              170,122,000           33,184,000           14,461,000
                                                                            -------------        -------------        -------------
Other income (expense):
    Interest expense                                                         (149,820,000)         (25,714,000)         (12,597,000)
    Interest income                                                            33,971,000            7,939,000            1,476,000
    Equity in operations of theme park partnerships                            24,054,000                   --                   --
    Minority interest in earnings                                                (960,000)                  --                   --
    Termination fee, net of expenses                                                   --            8,364,000                   --
    Other income (expense)                                                     (1,023,000)             (59,000)             (78,000)
                                                                            -------------        -------------        -------------
          Total other income (expense)                                        (93,778,000)          (9,470,000)         (11,199,000)
                                                                            -------------        -------------        -------------
          Income before income taxes                                           76,344,000           23,714,000            3,262,000
Income tax expense                                                             40,716,000            9,615,000            1,497,000
                                                                            -------------        -------------        -------------
          Income before extraordinary loss                                     35,628,000           14,099,000            1,765,000
Extraordinary loss on extinguishment of debt,
    net of income tax benefit of $526,000 in 1998                                (788,000)                  --                   --
                                                                            -------------        -------------        -------------
          Net income                                                        $  34,840,000           14,099,000            1,765,000
                                                                            =============        =============        =============
          Net income applicable to common stock                             $  17,374,000           14,099,000            1,162,000
                                                                            =============        =============        =============
Weighted average number of common shares
    outstanding -- basic                                                       66,430,000           35,876,000           17,206,000
                                                                            =============        =============        =============
Income per average common share outstanding -- basic:
       Income before extraordinary loss                                     $        0.27                 0.39                 0.07
       Extraordinary loss                                                           (0.01)                  --                   --
                                                                            -------------        -------------        -------------
          Net income                                                        $        0.26                 0.39                 0.07
                                                                            =============        =============        =============
Weighted average number of common shares
    outstanding -- diluted                                                     68,518,000           36,876,000           17,944,000
                                                                            =============        =============        =============
Income per average common share outstanding -- diluted:
       Income before extraordinary loss                                     $        0.26                 0.38                 0.06
       Extraordinary loss                                                           (0.01)                  --                   --
                                                                            -------------        -------------        -------------
          Net income                                                        $        0.25                 0.38                 0.06
                                                                            =============        =============        =============


See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996



                                             Preferred Stock                     Common Stock
                                   --------------------------------    -------------------------------       Capital in
                                       Shares                              Shares                             Excess of
                                       Issued             Amount           Issued             Amount          Par Value
                                   --------------    --------------    --------------    --------------    --------------

Balances at December 31, 1995             200,000    $      200,000         9,767,800    $      244,000        79,261,000

Conversion of preferred stock to
    common stock                         (200,000)         (200,000)        5,121,856           128,000            72,000

Issuance of common stock                       --                --         7,895,682           197,000        65,309,000

Net income                                     --                --                --                --                --
                                   --------------    --------------    --------------    --------------    --------------

Balances at December 31, 1996                  --                --        22,785,338           569,000       144,642,000

Issuance of common stock                       --                --        15,013,576           375,000       209,593,000

Amortization of deferred
    compensation                               --                --                --                --                --

Net income                                     --                --                --                --                --
                                   --------------    --------------    --------------    --------------    --------------

Balances at December 31, 1997                  --                --        37,798,914           944,000       354,235,000

Issuance of preferred stock                11,500            12,000                --                --       301,173,000

Issuance of common stock                       --                --        38,742,439           969,000       985,812,000

Amortization of deferred
    compensation                               --                --                --                --                --

Retirement of treasury stock                   --                --           (52,692)           (1,000)         (688,000)

Net income                                     --                --                --                --                --

Other comprehensive income -
    foreign currency translation
    adjustment                                 --                --                --                --                --


Comprehensive income


Preferred stock dividends                      --                --                --                --                --
                                   --------------    --------------    --------------    --------------    --------------
Balances at December 31, 1998              11,500    $       12,000        76,488,661    $    1,912,000     1,640,532,000
                                   ==============    ==============    ==============    ==============    ==============



                                      Retained                          Accumulated
                                      Earnings                             Other
                                    (Accumulated      Deferred          Comprehensive      Treasury
                                      Deficit)       Compensation          Income            Stock            Total
                                   --------------    --------------    --------------   --------------    --------------

Balances at December 31, 1995         (33,105,000)               --                --         (689,000)       45,911,000

Conversion of preferred stock to
    common stock                               --                --                --               --                --

Issuance of common stock                       --                --                --               --        65,506,000

Net income                              1,765,000                --                --               --         1,765,000
                                   --------------    --------------    --------------   --------------    --------------

Balances at December 31, 1996         (31,340,000)               --                --         (689,000)      113,182,000

Issuance of common stock                       --       (14,625,000)               --               --       195,343,000

Amortization of deferred
    compensation                               --         1,125,000                --               --         1,125,000

Net income                             14,099,000                --                --               --        14,099,000
                                   --------------    --------------    --------------   --------------    --------------

Balances at December 31, 1997         (17,241,000)      (13,500,000)               --         (689,000)      323,749,000

Issuance of preferred stock                    --                --                --               --       301,185,000

Issuance of common stock                       --       (16,100,000)               --               --       970,681,000

Amortization of deferred
    compensation                               --         4,489,000                --               --         4,489,000

Retirement of treasury stock                   --                --                --          689,000                --

Net income                             34,840,000                --                --               --        34,840,000

Other comprehensive income -
    foreign currency translation
    adjustment                                 --                --         9,087,000               --         9,087,000
                                                                                                          --------------

Comprehensive income                                                                                          43,927,000
                                                                                                          --------------

Preferred stock dividends             (17,466,000)               --                --               --       (17,466,000)
                                   --------------    --------------    --------------   --------------    --------------
Balances at December 31, 1998             133,000       (25,111,000)        9,087,000               --     1,626,565,000
                                   ==============    ==============    ==============   ==============    ==============



See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                              1998                  1997                  1996
                                                                        ---------------       ---------------       ---------------

Cash flows from operating activities:
    Net income                                                          $    34,840,000            14,099,000             1,765,000
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                     109,841,000            19,792,000             8,533,000
          Equity in operations of theme park
            partnerships, net of cash received                               (8,240,000)                   --                    --
          Minority interest in earnings                                         960,000                    --                    --
          Noncash compensation                                                6,362,000             1,125,000                    --
          Interest accretion on notes payable                                28,713,000                    --                    --
          Interest accretion on restricted-use
            investments                                                      (7,267,000)                   --                    --
          Extraordinary loss on early extinguishment
            of debt                                                           1,314,000                    --                    --
          Amortization of debt issuance costs                                 5,351,000             1,918,000               811,000
          (Gain) loss on sale of assets                                         920,000               (46,000)              (51,000)
          Deferred income taxes                                              38,698,000             6,737,000             1,433,000
          Increase in accounts receivable                                   (17,816,000)           (5,272,000)             (215,000)
          (Increase) decrease in income tax
            receivable                                                          995,000              (995,000)                   --
          Increase in inventories and prepaid
            expenses and other current assets                               (12,154,000)           (1,150,000)           (2,360,000)
          (Increase) decrease in deposits and
            other assets                                                    (25,185,000)            6,237,000            (3,947,000)
          Increase (decrease) in accounts payable
            and accrued expenses                                            (61,806,000)             (776,000)            5,216,000
          Increase in accrued interest payable                               23,484,000             5,481,000               146,000
                                                                        ---------------       ---------------       ---------------
                    Total adjustments                                        84,170,000            33,051,000             9,566,000
                                                                        ---------------       ---------------       ---------------
                    Net cash provided by operating
                       activities                                           119,010,000            47,150,000            11,331,000
                                                                        ---------------       ---------------       ---------------
Cash flows from investing activities:
    Additions to property and equipment                                    (205,754,000)         (129,049,000)          (38,995,000)
    Investment in theme park partnerships                                   (60,739,000)           (6,595,000)                   --
    Acquisition of theme park assets                                        (50,593,000)          (60,050,000)         (116,154,000)
    Acquisition of theme park companies, net
       of cash acquired                                                  (1,037,412,000)          (21,376,000)                   --
    Purchase of restricted-use investments                                 (321,750,000)                   --                    --
    Maturities of restricted-use investments                                 11,365,000                    --                    --
                                                                        ---------------       ---------------       ---------------
                    Net cash used in investing
                       activities                                        (1,664,883,000)         (217,070,000)         (155,149,000)
                                                                        ---------------       ---------------       ---------------
Cash flows from financing activities:
    Repayment of long-term debt                                            (703,639,000)          (66,576,000)           (1,082,000)
    Proceeds from borrowings                                              1,361,703,000           132,500,000            57,574,000
    Net cash proceeds from issuance of
       preferred stock                                                      301,185,000                    --                    --
    Net cash proceeds from issuance of
       common stock                                                         955,134,000           189,530,000            65,306,000
    Payment of cash dividends                                               (11,644,000)                   --                    --
    Payment of debt issuance costs                                          (41,641,000)           (5,289,000)           (2,724,000)
                                                                        ---------------       ---------------       ---------------
                    Net cash provided by
                       financing activities                               1,861,098,000           250,165,000           119,074,000
                                                                        ---------------       ---------------       ---------------


                                                                     (Continued)

                               PREMIER PARKS INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                              1998                  1997                  1996
                                                                        ---------------       ---------------       ---------------
Effect of exchange rate changes on cash
    and cash equivalents                                                $     1,065,000                    --                    --
                                                                        ---------------       ---------------       ---------------
Increase (decrease) in cash and cash
    equivalents                                                             316,290,000            80,245,000           (24,744,000)
Cash and cash equivalents at beginning of year                               84,288,000             4,043,000            28,787,000
                                                                        ---------------       ---------------       ---------------
Cash and cash equivalents at end of year                                $   400,578,000            84,288,000             4,043,000
                                                                        ===============       ===============       ===============
Supplementary cash flow information:
    Cash paid for interest                                              $    92,272,000            18,315,000            11,640,000
                                                                        ===============       ===============       ===============
    Cash paid for income taxes                                          $       497,000             3,697,000                64,000
                                                                        ===============       ===============       ===============



Supplemental disclosure of noncash investing and financing activities:

1998

     () The Company issued $15,547,000 of common stock (805,954 shares) as consideration for a theme park acquisition.

     () The Company issued restricted common stock (920,000 shares) to certain employees valued at $16,100,000.

1997

     () The Company issued $5,831,000 of common stock (307,600 shares) as components of theme park acquisitions.

     () The Company issued restricted common stock (900,000 shares) to certain employees valued at $14,625,000.

     () The Company assumed $268,000 of capital lease obligations as a component of a theme park acquisition.

1996

     () Preferred stock (200,000 shares) was converted into common stock (5,121,856 shares).

     () The Company issued $200,000 of common stock (18,182 shares) as a component of a theme park acquisition.

     () The Company acquired certain equipment through a capital lease with an obligation of $64,000.


See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(1)  Summary of Significant Policies

     (a)  Description of Business

          Premier owns and operates regional theme amusement and water parks. As of December 31, 1998, the Company and its subsidiaries own and operate 31 parks, including 25 domestic parks and six European parks.

          On March 24,  1998,  the  company  then  known as  Premier  Parks Inc.
          ("Premier Operations") merged (the "Merger") with an indirect wholly-owned subsidiary thereof, pursuant to which Premier Operations became a wholly-owned subsidiary of Premier Parks Holdings Corporation ("Holdings") and the holders of shares of common stock of Premier Operations became, on a share-for-share basis, holders of common stock of Holdings. On the Merger date, Premier Operations' name was changed to Premier Parks Operations Inc., and Holdings' name was changed to Premier Parks Inc. References herein to the "Company" or "Premier" mean (i) for all periods or dates prior to March 24, 1998, Premier Operations and its consolidated subsidiaries and (ii) for all subsequent periods or dates, Holdings and its consolidated subsidiaries (including Premier Operations). As used herein, Holdings refers only to Premier Parks Inc., without regard to its subsidiaries.

          During the first six months of 1998, the Company purchased approximately 95% of the outstanding capital stock of Walibi, S.A. ("Walibi") and as of December 31, 1998 owns approximately 97%. See
          Note 2 below. On April 1, 1998, the Company purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its subsidiaries, "Six Flags") and consummated the other transactions described in Note 2 below.

          The accompanying consolidated financial statements for the year ended December 31, 1998 reflect the results of Riverside Park and Kentucky Kingdom from January 1, 1998, of Walibi from March 26, 1998, and of Six Flags from April 1, 1998. See Note 2. The accompanying consolidated financial statements for the year ended December 31, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997; Kentucky Kingdom only from its acquisition date, November 7, 1997; and do not include the results of Walibi or Six Flags. The accompanying consolidated financial statements for the year ended December 31, 1996 reflect the results of Elitch Gardens, the two Waterworld/USA water parks, and The Great Escape and Splashwater Kingdom from their acquisition dates, October 31, 1996, November 19, 1996, and December 4, 1996, respectively, and do not include the results of Riverside Park, Kentucky Kingdom, Walibi or Six Flags. In addition, 1998 results include the Company's share of the results of Marine World under the applicable lease and related documents. See
          Note 13. Those results are not included in the 1997 and 1996 periods.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     (b)  Basis of Presentation

          The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles.

          The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and limited partnerships and limited liability companies in which the Company beneficially owns 100% of the interests. Intercompany transactions and balances have been eliminated in consolidation.

          The Company's investment in partnerships in which it does not own controlling interests are accounted for using the equity method and included in investment in theme park partnerships.

     (c)  Cash Equivalents

          Cash equivalents of $357,984,000 and $73,694,000 at December 31, 1998 and 1997, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and primarily consist of products for resale including merchandise and food and miscellaneous supplies including repair parts for rides and attractions.

     (e)  Advertising Costs

          Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations in the year incurred. The amounts capitalized at year-end are included in prepaid expenses.

          Advertising and promotions expense was $66,141,000, $21,600,000, and $9,100,000 during 1998, 1997, and 1996, respectively.

     (f)  Debt Issuance Costs

          The Company capitalizes costs related to the issuance of debt. The amortization of such costs is recognized as interest expense under a method approximating the interest method over the life of the respective debt issue.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     (g)  Depreciation and Amortization

          Rides and attractions are depreciated using the straight-line method over 5-25 years. Buildings and improvements are depreciated over their estimated useful lives of approximately 30 years by use of the straight-line method. Furniture and equipment are depreciated using the straight-line method over 5-10 years. Amortization of property associated with capitalized lease obligations is included in depreciation expense in the consolidated financial statements.

          Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

     (h)  Investment in Theme Park Partnerships

          The  Company  manages  three  parks  in  which  the  Company  does not currently own a controlling interest. The Company accounts for its investment in these three parks using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of Six Flags Over Texas, Six Flags Over Georgia and Six Flags Marine World in the accompanying statements of operations in the caption "equity in operations of theme park partnerships." The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. In the consolidation method of accounting, the activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption.

     (i)  Intangible Assets

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquisition. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

     (j)  Long-Lived Assets

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the


                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (k)  Interest Expense Recognition

          Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Capitalized lease obligations that do not have a stated interest rate or that have interest rates considered to be lower than prevailing market rates (when the obligations were incurred) are carried at amounts discounted to impute a market rate of interest cost.

     (l)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. United States deferred income taxes have not been provided on foreign earnings which are being permanently reinvested.

     (m)  Income Per Common Share

          Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). Additionally, the weighted average number of shares for the year ended December 31, 1998 does not include the impact of the conversion of the Company's mandatorily convertible preferred stock into a maximum of 11,500,000 shares of common stock and a minimum of 9,554,000 shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive.

          During the first five months of 1996, the Company had convertible preferred stock outstanding. Preferred stock dividends of $603,000, which were paid through additional issuances of common stock, were considered in determining net income applicable to common stock in 1996. During the last nine months of 1998, the Company's mandatorily convertible preferred stock was outstanding. Preferred stock dividends of $17,466,000 were considered in determining net income applicable to common stock in 1998.

          On June 9, 1998, the Company's common shareholders approved a two-for-one stock split effective July 24, 1998. The par value of the common stock was decreased to $.025 per share

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          from $.05 per share. Additionally, the authorized common shares of the Company were increased to 150,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the stock split as if it had occurred as of the beginning of the earliest year presented.

          The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income per average common share outstanding for the years 1998, 1997 and 1996.

                                                                                            Year ended December 31,
                                                                             ------------------------------------------------------
                                                                                1998                  1997                  1996
                                                                             ----------            ----------            ----------
Weighted average number of common shares
    outstanding - basic                                                      66,430,000            35,876,000            17,206,000

Dilutive effect of potential common shares issuable upon
    the exercise of employee stock options                                    2,088,000             1,000,000               738,000
                                                                             ----------            ----------            ----------
Weighted average number of common shares
    outstanding - diluted                                                    68,518,000            36,876,000            17,944,000
                                                                             ==========            ==========            ==========


     (n)  Stock Options

          For unconditional employee stock options, the Company recognizes over the service period, compensation expense only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for grant is achieved exceeds the stock option price, is recognized over the service period. For stock options issued to nonemployees, the Company recognizes compensation expense at the time of issuance based upon the fair value of the options issued.

          Pro forma net  income  and net  income  per share for  employee  stock
          option   grants   made   in  and   subsequent   to   1995  as  if  the
          fair-value-based method had been applied are provided in Note 10.

     (o)  Investment Securities

          Restricted-use investment securities at December 31, 1998 consist of U.S. Treasury securities. The securities are restricted to provide a redemption fund for indebtedness maturing in 1999; to provide for three years of interest payments on debt issued in 1998; and to collateralize the Company's obligations under certain purchase guarantees described in Note 2. The Company classifies its investment securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          and intent to hold the security until maturity. All other securities held by the Company are classified as available-for-sale. The Company does not purchase securities principally for the purpose of selling them in the near term and thus has no securities classified as trading.

          Available-for-sale securities are recorded at fair value. As of December 31, 1998, the fair value of the restricted-use investments classified as available-for-sale was $74,000,000 which approximated the amortized cost of the securities. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

          As of December 31, 1998, all of the Company's restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year; however, these securities are reflected as noncurrent assets as they are restricted for future use. As of December 31, 1998, $206,075,000 of restricted-use investment securities classified as held-to-maturity had maturities and restricted purposes of less than one year and are reflected as current assets. The remaining restricted-use investment securities classified as held-to-maturity have a remaining term of less than three years.

          Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     (p)  Comprehensive Income

          On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, changes in the foreign currency translation adjustment, and net unrealized gains (losses) on available-for-sale investment securities and is presented in the 1998 consolidated statement of stockholders' equity as accumulated other comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company's 1997 and earlier financial statements do not reflect any effect from the adoption as prior to 1998 the Company did not have foreign operations or own significant investment securities.

     (q)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (r)  Reclassifications

          Reclassifications have been made to certain amounts reported in 1997 and 1996 to conform with the 1998 presentation.


(2)  Acquisition of Theme Parks

     On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was paid through issuance of 448,910 shares of common stock and 80% was paid in cash. In June 1998, the Company purchased an additional 44.0% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of common stock and $31,400,000 in cash. During the remainder of the year, Premier purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of common stock. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from borrowings under its senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. See Note 6(c). As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The Company may be required to issue additional shares of common stock based on Walibi's revenues during 1999, 2000 or 2001. The value of the additional shares, if any, will be recorded as additional goodwill.

     On April 1, 1998 the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976,000,000, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings
     (i) 36,800,000 shares of common stock (with gross proceeds of $993,600,000), (ii) 5,750,000 Premium Income Equity Securities ("PIES") (with gross proceeds of $310,500,000), (iii) $410,000,000 aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251,700,000) and (iv) $280,000,000 aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "Senior Notes"), and SFEC issued $170,000,000 aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285,000,000 principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278,100,000 at April 1,

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     1998 (fair value of $318,500,000 at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410,000,000 of borrowings under a new $472,000,000 senior secured credit facility of SFTP (the "Six Flags Credit Facility"). As of the acquisition date and after giving effect to the purchase, $65,619,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,200,974,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill.

     In addition to its obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags Acquisition, the Company also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the "Co-Venture Parks"). Specifically, the Company guaranteed the obligations of the general partners of those partnerships to
     (i) make minimum annual distributions of approximately $46,300,000 (subject to cost of living adjustments) to the limited partners in the Co-Venture Parks and (ii) make minimum capital expenditures at each of the Co-Venture Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Co-Venture Parks will be used to satisfy these requirements first, before any funds are required from the Company. The Company also guaranteed the obligation to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the co-venture agreements (the "Co-Venture Agreements") that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Co-Venture Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined in the Co-Venture Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

     As the Company purchases units relating to either Co-Venture Park, it will be entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Co-Venture Park. On
     December  31,  1998,   the  Company  owned   approximately   25%  and  33%,
     respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 1999 at both parks will aggregate approximately $43,750,000.

     The accompanying 1998 consolidated statement of operations reflects the results of the Six Flags Acquisition and the Walibi acquisitions from their respective acquisition dates.

     On February 5, 1997, the Company acquired all of the outstanding common stock of Stuart Amusement Company (Stuart), the owner of Riverside Park and an adjacent multi-use stadium, for a purchase price of $22,200,000 ($1,000,000 of which was paid through issuance of 64,278 of the Company's common shares). The transaction was accounted for as a purchase. As of the acquisition

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     date and after giving effect to the purchase, $6,623,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart's assets and liabilities. Approximately $10,484,000 of cost in excess of the fair value of the net assets acquired was recorded as goodwill.

     On November 7, 1997, the Company acquired Kentucky Kingdom--The Thrill Park (Kentucky Kingdom) for a preliminary purchase price of $64,000,000 of which $4,831,000 was paid through the issuance of 243,342 shares of the Company's common stock. As a result of 1998 revenues exceeding levels specified in the purchase agreement, Premier is required to issue the former owners of Kentucky Kingdom an estimated additional 336,000 shares of common stock in April of 1999, of which 76,000 shares will be placed in an escrow account to offset potential pre-acquisition claims by the Company. The Company may be required to issue additional shares of common stock based upon the level of revenues at Kentucky Kingdom during 1999 and 2000. The acquisition was accounted for as a purchase. The purchase price was primarily allocated to property and equipment with $12,546,000 of costs recorded as goodwill. The value of the additional shares to be issued relative to 1999 or 2000 revenue levels, if any, will be recognized as additional goodwill.

     The accompanying 1998 and 1997 consolidated statements of operations reflect the results of Stuart and Kentucky Kingdom from their respective acquisition dates.

     On October 31, 1996, the Company acquired Elitch Gardens for $62,500,000 in cash. The transaction was accounted for as a purchase. In addition, the Company entered into a five-year non-competition agreement with the president of Elitch Gardens Company's general partner. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $4,506,000 of costs recorded as intangible assets, primarily goodwill. The general partner and a principal limited partner of Elitch Gardens Company have agreed severally to indemnify the Company for claims in excess of $100,000 in an amount up to $1,000,000 per partner.

     On November 19, 1996, the Company acquired the two Waterworld/USA water parks and a related family entertainment center for an aggregate cash purchase price of approximately $17,250,000, of which $862,500 was placed in escrow to fund potential indemnification claims by the Company. The transaction was accounted for as a purchase. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $5,110,000 of costs recorded as goodwill.

     On December 4, 1996, the Company acquired The Great Escape and Splash Water Kingdom for a cash purchase price of $33,000,000. The transaction was accounted for as a purchase. In connection with the acquisition, the Company entered into a non-competition agreement and a related agreement with the former owner, providing for an aggregate consideration of $1,250,000. In addition, as a component of the transaction, the Company issued 18,182 shares of its common stock ($200,000) to an affiliate of the former owner. Based upon the purchase method of accounting, the purchase price was primarily allocated to property and equipment with $9,221,000 of costs recorded as goodwill.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     The accompanying 1998, 1997 and 1996 consolidated statements of operation reflect the results of the Elitch Gardens, Waterworld/USA, and The Great Escape and Splash Water Kingdom acquisitions from their respective acquisition dates.

     The following summarized unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assume that the Six Flags Acquisition, the acquisition of Walibi, the acquisition of Kentucky Kingdom, and the related financings occurred as of January 1, 1997.

                                                       1998              1997
                                                     --------------------------
                                                             (Unaudited)
                                                            (In thousands)
Total revenues                                       $ 838,537          815,333
Income (loss) before extraordinary loss                (53,121)         (56,497)
Income (loss) per common share - basic                   (1.01)           (1.06)
Income (loss) per common share - diluted                 (1.01)           (1.06)

     The following summarized unaudited pro forma results of operations for the year ended December 31, 1997 and 1996, assume that the Stuart, the Kentucky Kingdom, the Elitch Gardens, The Great Escape and Splash Water Kingdom, and the Waterworld/USA acquisitions, and the related transactions occurred as of January 1, 1996.


                                                       1997              1996
                                                     --------------------------
                                                            (Unaudited)
                                                          (In thousands)

Total revenues                                       $ 215,620          175,224
Net income                                              15,210           12,436
Income per common share - basic                            .40              .33
Income per common share - diluted                          .39              .32

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(3)  Property and Equipment

       Property and equipment, at cost, are classified as follows:

                                                    1998                1997
                                              --------------      --------------
Land                                          $  281,403,000          40,099,000
Buildings and improvements                       492,654,000         159,661,000
Rides and attractions                            796,654,000         248,374,000
Equipment                                        105,248,000          31,137,000
                                              --------------      --------------
Total                                          1,675,959,000         479,271,000
Less accumulated depreciation                    104,806,000          35,474,000
                                              --------------      --------------

                                              $1,571,153,000         443,797,000
                                              ==============      ==============


(4)  Investment in Theme Park Partnerships

     The following reflects the summarized assets, liabilities, and equity as of December 31, 1998 and the results of the three parks managed by the Company for the year ended December 31, 1998, in the case of Six Flags Marine World, and for the period subsequent to April 1, 1998 (the date of the Six Flags Acquisition), in the case of the Co-Venture Parks. Previous periods are not presented as the general partner and limited partnership interests in the Co-Venture Parks were purchased on April 1, 1998 and the lease agreement with the owner of Six Flags Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season.

     Assets:
         Current assets                                        $ 34,055,000
         Property and equipment, net                            189,632,000
         Other assets                                            24,289,000
                                                               ------------
            Total assets                                       $247,976,000
                                                               ============

     Liabilities and equity:
         Current liabilities                                   $ 34,189,000
         Long-term debt                                         120,244,000
         Equity                                                  93,543,000
                                                               ------------
            Total liabilities and equity                       $247,976,000
                                                               ============

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     Revenue                                                   $202,183,000
                                                               ------------

     Expenses:
         Operating expenses                                      75,680,000
         Selling, general and administrative                     24,933,000
         Costs of products sold                                  26,689,000
         Depreciation and amortization                           13,325,000
         Interest expense, net                                    6,301,000
         Other expense                                            1,451,000
                                                               ------------
            Total                                               148,379,000
                                                               ------------
     Net income                                                $ 53,804,000
                                                               ============

     The Company's share of operations of the three theme parks for the year ended December 31, 1998 was $35,408,000, prior to depreciation and amortization charges of $9,763,000 and interest expense of $1,591,000. A substantial difference exists between the carrying value of the Company's investment in the theme parks and the Company's share of the net book value of the theme parks. The difference is being amortized over 20 years for the Co-Venture Parks and being amortized over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World. Included in long-term debt above is $68,590,000 of long-term debt that is not guaranteed by the Company. The long-term debt is an obligation of the other parties that have an interest in Six Flags Marine World. The remaining long-term debt is that of the Co-Venture Parks, of which the Company serves as the managing general partner for each park and such debt includes approximately $27,407,000 of long-term debt owed to the Company, with the remainder consisting of primarily capitalized lease obligations associated with rides and equipment.


(5)  Derivative Financial Instruments

     The  Company  has  only  limited  involvement  with  derivative   financial
     instruments, entering into contracts only to manage foreign-currency exchange rate risks.

     Foreign currency forward-purchase agreements are used to reduce the potential impact of changes in foreign currency exchange rates on the cost of rides and equipment purchased from European suppliers. At December 31, 1998, the Company was a party to two forward purchase agreements of European currencies with terms expiring in 1999. The agreements require the Company to purchase European currencies from the counterparties (an investment bank and a large financial institution), at specified intervals, for approximately $17,679,000. The specified transaction intervals coincide with the dates that payments are due to the manufacturer of the rides and equipment.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     The fair value of the forward purchase agreements was $577,000 at December 31, 1998. The fair value is estimated using values provided by the counterparties based upon quoted exchange rates for forward purchases.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its forward purchase agreements. The Company anticipates, however, that counterparties will fully satisfy their obligations under the contracts. The Company does not obtain collateral to support its financial instruments but monitors the credit standing of the counterparties.


(6)  Long-Term Debt

     At December 31, 1998 and 1997, long-term debt consists of:

                                                     1998              1997
                                                --------------       -----------
Long-term debt:
    1995 Notes due 2003 (a)                     $   90,000,000        90,000,000
    1997 Notes due 2007 (b)                        125,000,000       125,000,000
    Premier Credit Facility (c)                    200,000,000                --
    Senior Discount Notes (d)                      270,895,000                --
    Senior Notes (d)                               280,000,000                --
    SFEC Notes (e)                                 170,000,000                --
    SFEC Zero Coupon Notes (e)                     182,877,000                --
    SFTP Senior Subordinated Notes (f)             321,167,000                --
    Six Flags Credit Facility (g)                  409,750,000                --
                                                --------------       -----------
    Other                                           11,036,000         2,026,000
                                                 2,060,725,000       217,026,000
Less current portion, in 1998
    primarily the SFEC Zero
    Coupon Notes (carrying
    value of $182,877,000 as of
    December 31, 1998) which
    have been prefunded with
    restricted-use investments
    See note (e)                                   198,038,000           795,000
                                                --------------       -----------
                                                $1,862,687,000       216,231,000
                                                ==============       ===========

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

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

          All obligations under the 1995 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings after the Merger.

     (b) On January 31, 1997, Premier Operations issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Premier Operations and equal to the 1995 Notes in priority upon liquidation. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Premier Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

          The indenture under which the 1997 Notes were issued contains covenants substantially similar to those relating to the 1995 Notes. A portion of the proceeds were used to pay in full all amounts outstanding under Premier Operations' then credit facility.

          All obligations under the 1997 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings after the Merger.

     (c)  In March 1998,  Premier  Operations  entered  into the Premier  Credit
          Facility and terminated its then outstanding $115,000,000 credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of debt issuance costs related to the terminated facility. At December 31, 1998, Premier Operations had borrowed $200,000,000 under the Premier Credit Facility, in part to fund the acquisition of Walibi. The Premier Credit Facility includes a five-year $75,000,000 revolving credit facility (none of which was outstanding at December 31, 1998), a five-year $100,000,000 term loan facility (subsequently reduced to $75,000,000, which amount was outstanding at December 31, 1998), requiring principal payments of $10,000,000, $25,000,000, $30,000,000 and $10,000,000 in the second, third, fourth and fifth years, and an eight-year $125,000,000 term loan facility (which was fully drawn as of December 31, 1998 and requires principal payments of $1,000,000 in each of the first six years and $25,000,000 and $94,000,000 in the seventh and eighth years, respectively). Borrowings under the Premier Credit Facility are guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate). The Premier Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          engage in certain transactions with subsidiaries and affiliates. In addition, the Premier Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

          All obligations of the Company under the Premier Credit Facility remained as obligations of Premier Operations and were not assumed by Holdings after the Merger

     (d) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($270,895,000 carrying value as of December 31, 1998) of Senior Discount Notes and $280,000,000 principal amount of Senior Notes. The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

          Approximately $70,700,000 of the net proceeds of the Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of Premier's obligations to the limited partners of the Co-Venture Parks. See Note 2.

          The indentures under which the Senior Discount Notes and the Senior Notes were issued limit the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

     (e) On April 1, 1998, SFEC issued $170,000,000 principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities to provide for the repayment in full on or before December 15, 1999 of pre-existing notes of SFEC (with a carrying value of $182,877,000 at December 31, 1998).

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

     (f) The SFTP Senior Subordinated Notes are senior subordinated obligations of SFTP in an aggregate principal amount of $285,000,000. The SFTP Senior Subordinated Notes were issued at a discount and effective in 1999 require interest payments of approximately $34,900,000 per annum (12 1/2% per annum). The first interest payment was paid in December 1998. Except in certain circumstances, no principal payments are required prior to their maturity in 2005. The SFTP Senior Subordinated Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The Notes are redeemable, at SFTP's option, in whole or in part, at any time on or after June 15, 2000, at varying redemption prices. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318,500,000, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Senior Subordinated Notes and will result in an effective interest rate of approximately 9 3/4%.

          The indenture under which the SFTP Senior Subordinated Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

     (g) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $409,750,000 at December 31, 1998. The Six Flags Credit Facility includes (i) a $100,000,000 five-year revolving credit facility used to refinance Six Flags bank indebtedness as of April 1, 1998 and for working capital and other general corporate purposes (of which $38,000,000 was outstanding on December 31, 1998); and (ii) a $372,000,000 term loan facility (the "Term Loan Facility") which was fully drawn on December 31, 1998. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1,000,000 are required during each of the first, second, third and fourth years; aggregate principal payments of $25,000,000 and $40,000,000 are required in years five and six, respectively, and $303,000,000 at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and are guaranteed by such subsidiaries and SFEC.

          The Six Flags Credit Facility contains restrictive covenants that, among other things, limit the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, (except that, subject to covenant compliance, dividends will be permitted to allow SFEC to meet cash pay interest obligations with respect to the SFEC Notes); repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with


                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          subsidiaries and affiliates. In addition, the Six Flags Credit Facility requires that SFTP comply with certain specified financial ratios and tests.

          Annual maturities of long-term debt and capitalized lease obligations, during the five years subsequent to December 31, 1998, are as follows:

                       1999                                       $  198,038,000
                       2000                                           25,924,000
                       2001                                           32,330,000
                       2002                                           24,510,000
                       2003 and thereafter                         1,779,923,000
                                                                  --------------

                                                                  $2,060,725,000
                                                                  ==============

          As discussed in (a) to (g), the long-term debt of the Company has been issued by both Holdings and by several of its subsidiaries. The following table provides information as of and for the year ended December 31, 1998 of the assets held by, and the results of operations and cash flows of, each of the consolidating groups that have issued registered debt.

          Holdings is the issuer of the notes described in (d) above. The information presented below for Holdings contains the assets, liabilities, results of operations and cash flows of Holdings. SFEC is the issuer of the notes described in (e) above with the SFEC Notes guaranteed on a subordinated basis by Holdings. The information for SFEC contains the assets, liabilities, results of operations and cash flows of SFEC. SFTP is the issuer of the notes that are described in note (f) above. The subsidiaries of SFTP guarantee the notes on a full, unconditional, and joint and several basis. The information for the SFTP contains the assets, liabilities, results of operations, and cash flows of SFTP and its subsidiaries. Premier Operations is the issuer of the notes described in notes (a) and (b) above. The domestic subsidiaries of Premier Operations guarantee the notes on a full, unconditional, and joint and several basis. The information for Premier Operations contains the assets, liabilities, results of operations and cash flows of Premier Operations and its domestic subsidiaries. The non-guarantor group is comprised of the assets, liabilities, results of operations and cash flows of Premier Operations' foreign subsidiaries that are not guarantors of any of the debt described in (a) through (g) above.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                                                                                  Premier        Non-
                                            Holdings       SFEC         SFTP     Operations   Guarantors  Eliminations     Total
                                          -----------  -----------  -----------  -----------  ----------- ------------  -----------
                                                                            (Dollars in thousands)
Assets:
   Cash and cash equivalents              $   320,411          709       45,403       13,763       20,292           --      400,578
   Restricted-use investment securities        22,734      183,341           --           --           --           --      206,075
   Other current assets                        38,067           --       30,065       23,340        8,377      (17,462)      82,387
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
            Total current assets              381,212      184,050       75,468       37,103       28,669      (17,462)     689,040

Intercompany receivables (payables)                --           --           --          864         (864)          --           --

Other assets                                  133,333       30,867       32,764       85,469          747      (52,617)     230,563

Investment in subsidiaries                  1,432,883    1,223,369           --      104,852           --   (2,761,104)          --

Investment in theme park partnerships         226,324           --           --       57,196           --           --      283,520

Property and equipment, net                    23,758           --      892,913      531,029      123,453           --    1,571,153

Intangible assets, net                          3,624           --    1,189,765       45,049       68,575      (28,824)   1,278,189
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total assets                              $ 2,201,134    1,438,286    2,190,910      861,562      220,580   (2,860,007)   4,052,465
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
Liabilities and equity:
   Current portion of long-term debt      $        --      182,877        1,000        8,173       21,084      (15,096)     198,038
   Other current liabilities                   22,888        4,107       81,986       35,956       16,589       (2,366)     159,160
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
            Total current liabilities          22,888      186,984       82,986       44,129       37,673      (17,462)     357,198
Long-term debt                                550,896      170,000      729,917      407,224       57,267      (52,617)   1,862,687

Other long-term liabilities                       568       25,000       22,502        2,412        4,123         (568)      54,037

Deferred income taxes                             217       (4,547)     132,704       35,763       16,665      (28,824)     151,978

Stockholders' equity                        1,626,565    1,060,849    1,222,801      372,034      104,852   (2,760,536)   1,626,565
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total liabilities and equity              $ 2,201,134    1,438,286    2,190,910      861,562      220,580   (2,860,007)   4,052,465
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
Revenue:
   Theme park admissions                  $        --           --      256,316      125,160       41,985           --      423,461
   Theme park food, merchandise
      and other                                   340           --      241,412      123,642       24,772           --      390,166
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
            Total revenue                         340           --      497,728      248,802       66,757           --      813,627
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating costs and expenses:
   Operating expenses                              --           --      172,750      101,235       23,281           --      297,266
   Selling, general and administrative          9,351           --       61,471       45,341       10,822           --      126,985
   Noncash compensation                         5,687           --           --          675           --           --        6,362
   Costs of products sold                          --           --       69,643       27,879        5,529           --      103,051
   Depreciation and amortization                  166           --       71,895       27,092       10,688           --      109,841
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
      Total operating costs and expenses       15,204           --      375,759      202,222       50,320           --      643,505
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
      Income from operations                  (14,864)          --      121,969       46,580       16,437           --      170,122
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------


                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                                                                                  Premier        Non-
                                            Holdings       SFEC         SFTP     Operations   Guarantors  Eliminations     Total
                                          -----------  -----------  -----------  -----------  ----------- ------------  -----------
                                                                            (Dollars in thousands)
Other income (expense):
   Interest expense                       $   (41,031)     (19,243)     (49,559)     (38,702)      (3,171)       1,886     (149,820)
   Interest income                             20,593        7,277        2,866        4,621          500       (1,886)      33,971
   Equity in operations of theme park
      partnerships                             21,002           --           --        3,052           --           --       24,054
   Minority interest in earnings                   --           --           36           --         (996)          --         (960)
   Other income (expense)                          --           --         (151)        (703)        (169)          --       (1,023)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
         Total other income (expense)             564      (11,966)     (46,808)     (31,732)      (3,836)          --      (93,778)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
         Income (loss) before income
            taxes                             (14,300)     (11,966)      75,161       14,848       12,601           --       76,344
Income tax expense (benefit)                   (5,918)      (4,547)      39,060        5,926        6,195           --       40,716
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
         Income (loss) before
            extraordinary  loss                (8,382)      (7,419)      36,101        8,922        6,406           --       35,628
Extraordinary loss on extinguishment
   of debt, net of income tax benefit              --           --           --         (788)          --           --         (788)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
         Net income (loss)                $    (8,382)      (7,419)      36,101        8,134        6,406           --       34,840
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
         Net income (loss) applicable
            to common stock               $   (25,848)      (7,419)      36,101        8,134        6,406           --       17,374
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
Cash flow information:
   Operating cash flows                   $   (17,367)     (10,357)      98,051       27,145       21,538           --      119,010
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Cash flows from investing activities:
   Additions to property and equipment        (23,970)          --      (56,415)    (105,309)     (20,060)          --     (205,754)
   Investment in theme park partnerships     (217,641)          --           --      (51,180)          --      208,082      (60,739)
   Sale of assets to Holdings                      --      162,082       46,000           --           --     (208,082)          --
   Acquisition of theme park assets                --           --      (45,049)      (5,544)          --           --      (50,593)
   Acquisitions of theme park companies    (1,000,065)          --           --      (68,629)          --       31,282   (1,037,412)
   Investment in subsidiaries                 (39,030)          --           --           --           --       39,030           --
   Purchase of restricted-use investments    (145,675)    (176,075)          --           --           --           --     (321,750)
   Maturities of restricted-use
      investments                              11,365           --           --           --           --           --       11,365
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                           (1,415,016)     (13,993)     (55,464)    (230,662)     (20,060)      70,312   (1,664,883)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Cash flows from financing activities:
   Repayment of long-term debt                     --     (165,686)    (423,750)    (119,340)     (47,480)      52,617     (703,639)
   Proceeds from borrowings                   531,703      170,000      410,000      250,000       52,617      (52,617)   1,361,703
   Net cash proceeds from issuance
      of stock                              1,256,319           --           --           --           --           --    1,256,319
   Capital contributions                           --       25,856        6,611        6,563           --      (39,030)          --
   Payment of preferred dividends             (11,644)          --           --           --           --           --      (11,644)
   Payment of debt issuance costs             (23,584)      (6,472)      (7,354)      (4,231)          --           --      (41,641)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                            1,752,794       23,698      (14,493)     132,992        5,137      (39,030)   1,861,098
   Effect of exchange rate changes
      on cash                                      --           --           --           --        1,065           --        1,065
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
   Increase in cash and cash equivalents  $   320,411         (652)      28,094      (70,525)       7,680       31,282      316,290
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The debt indentures or credit facility agreements generally restrict the ability of the obligors to distribute assets to parent companies or in the case of Holdings to shareholders. The following table discloses the amounts available for distribution (other than permitted payments in respect of shared administrative and other corporate expenses and tax sharing payments) at December 31, 1998 by each debt group based upon the most restrictive applicable limitation. The terms of the Premier Operations credit facility require approval by the lender for any distributions. As such, the net assets of Premier Operations are considered to be fully restricted.

                                                                     Amount
                                                                   Available
                                                                 --------------
                                                                 (in thousands)

                    Holdings                                       $158,037
                    SFEC                                            111,220
                    SFTP                                              3,772


(7)  Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                       Carrying           Fair           Carrying           Fair
                                                        Amount            Value           Amount           Value
                                                    --------------    --------------   ------------     ------------
     Financial assets (liabilities):
       Restricted-use investment securities       $    317,652,000       320,059,000             --               --
       Long-term debt                               (2,060,725,000)   (2,094,807,000)  (217,026,000)    (236,000,000)
       Foreign currency forward-purchase
          agreements                                            --           577,000             --               --

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except for the foreign currency forward-purchase agreements (Note 5) which are not reflected in the consolidated balance sheets.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     () The fair value of cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of the short maturity of these instruments.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     () Restricted-use investment securities: The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

     () Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's investment bankers or based upon quoted market prices.


(8)  Termination Fee

     During October 1997, the Company entered into an agreement with the limited partner of the partnership that owned the Six Flags Over Texas theme park. The general terms of the agreement were for the Company to become the managing general partner of the partnership, to manage the operations of the park, to receive a portion of the income from such operations, and to purchase limited partnership units over the term of the agreement. The provisions of the agreement also granted the Company an option to purchase all of the partnership interests in the partnership at the end of the agreement.

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


(9)  Income Taxes

     Income tax expense allocated to operations for 1998, 1997 and 1996 consists of the following:

                                      Current         Deferred           Total
                                   ------------       ----------      ----------
1998:
  U.S. federal                     $   (564,000)      32,318,000      31,754,000
  Foreign                             1,049,000        5,146,000       6,195,000
  State and local                     1,007,000        1,760,000       2,767,000
                                   ------------     ------------    ------------
                                   $  1,492,000       39,224,000      40,716,000
                                   ============     ============    ============

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                                      Current         Deferred           Total
                                   ------------     ------------    ------------
1997:
  U.S. federal                     $  2,505,000        6,060,000       8,565,000
  State and local                       373,000          677,000       1,050,000
                                   ------------     ------------    ------------

                                   $  2,878,000        6,737,000       9,615,000
                                   ============     ============    ============

1996:
  U.S. federal                     $         --        1,335,000       1,335,000
  State and local                        64,000           98,000         162,000
                                   ------------     ------------    ------------
                                   $     64,000        1,433,000       1,497,000
                                   ============     ============    ============


     Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 1998 and 1997 and 34% in 1996 to income before income taxes as follows:

                                       1998             1997            1996
                                   ------------     ------------    ------------
Computed "expected" federal
  income tax expense               $ 26,720,000        8,300,000       1,109,000
Amortization of goodwill             10,825,000          327,000         180,000
Other, net                             (328,000)         200,000          87,000
Effect of foreign income taxes        1,645,000               --              --
Effect of state and local
  income taxes,
  net of federal tax benefit          1,854,000          788,000         121,000
                                   ------------     ------------    ------------
                                   $ 40,716,000        9,615,000       1,497,000
                                   ============     ============    ============


     Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards, alternative minimum tax carryforwards, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 1998 and 1997, are presented below:

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                                                          1998          1997
                                                      ------------  ------------

Deferred tax assets before valuation allowance        $172,227,000    21,891,000
Less valuation allowance                                 1,196,000     1,196,000
                                                      ------------  ------------
Net deferred tax assets                                171,031,000    20,695,000
Deferred tax liabilities                               323,009,000    54,232,000
                                                      ------------  ------------
Net deferred tax liability                            $151,978,000    33,537,000
                                                      ============  ============

     The Company's deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of the Company's tax basis in the corresponding assets. The majority of the Company's property and equipment is depreciated over a 7-year period for tax reporting purposes and a longer 20- to 25-year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income. Because most of the Company's depreciable assets' financial carrying amounts and tax basis difference will reverse before the expiration of the Company's net operating loss carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that the Company will more likely than not realize the benefits of these net future deductions.

     As of December 31, 1998, the Company has approximately $346,086,000 of net operating loss carryforwards available for federal income tax purposes which expire through 2018. Included in that total are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change on October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. Additionally, the Company has approximately $7,537,000 of alternative minimum tax credits which have no expiration date.

     The Company has experienced ownership changes within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. The Company experienced an additional ownership change on June 4, 1996, as a result of the issuance of shares of common stock and the conversion of preferred stock into additional shares of common stock. This ownership change may limit the use of the Company's post-October 1992 through June 1996 net operating loss carryforwards in a given year; however, it is more likely than not that the post-October 1992 carryforwards will be fully utilized by the Company before their expiration.

     Included in the Company's tax net operating loss carryforward amounts are approximately $249,353,000 of net operating loss carryforwards of Six Flags generated prior to acquisition by the Company. Six Flags experienced an ownership change on April 1, 1998 as a result of the Six Flags Acquisition. Due to this ownership change, no more than $49,200,000 of such net operating loss carryforwards may be used to offset taxable income of Six Flags and no more than the taxable income of the Company in any year; however, it is more likely than not that all of the Company's

                                                                     (Conitnued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     carryforwards  generated  subsequent  to  October  1992  and all of the Six
     Flags'   carryfowards   will  be  utilized  by  the  Company  before  their
     expiration.


(10) Stockholders' Equity

     (a)  Preferred Stock

          The Company has authorized 5,000,000 shares of preferred stock, $1.00 par value per share. During 1995, the Company issued 200,000 shares of Series A, 7% cumulative convertible preferred stock at $100 per share. During June 1996, the shares, including all dividends thereon, were converted into 5,121,856 common shares. The Company has agreed to provide the former preferred stockholders certain registration rights relative to the common stock issued upon conversion of the preferred stock.

          In connection with the Company's acquisition of SFEC on April 1, 1998, the Company issued 5,750,000 PIES, each representing one five-hundredth of a share of the Company's mandatorily convertible preferred stock (an aggregate of 11,500 shares of preferred stock). See Note 2. The PIES accrue cumulative dividends (payable, at the Company's option, in cash or shares of common stock) at 7 1/2% per annum (approximately $23,300,000 per annum) and are mandatorily convertible into shares of common stock on April 1, 2001. Holders can voluntarily convert the PIES into shares of common stock at any time prior to April 1, 2001.

          Prior to April 1, 2001, the PIES are convertible at the option of the holder into 1.6616 common shares. On April 1, 2001, the PIES will mandatorily convert into common shares based upon the average of the closing quoted market price of the common stock for the last twenty days prior to the conversion. If the average market price of the common stock is equal to or less than $27 per common share, each PIES share would convert into two shares of common stock. If the average market price of the common stock is equal to or more than $32.50 per common share, each PIES share would convert into 1.6616 common shares. If the average market price of the common stock is between $27 and $32.50 per common share, each PIES share converts into a declining number of common shares based upon the proportional excess of the average market price over $27 per common share until the 1.6616 conversion rate is achieved at the average market price of $32.50. Any conversion is also adjusted for dividends that have accumulated, but not yet paid in cash or common stock.

          All shares of preferred stock rank senior and prior in right to all of the Company's now or hereafter issued common stock with respect to dividend payments and distribution of assets upon liquidation or dissolution of the Company.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     (b)  Common Stock

          In August 1995, the Company issued 2,350,126 common shares in full exchange for the Company's $7,000,000 senior subordinated convertible notes and 620,740 common shares in full exchange for the Company's $2,095,000 junior subordinated term loan. The Company has agreed to provide the stockholders certain registration rights.

          On June 4, 1996, and June 6, 1996, the Company issued 6,850,000 and 1,027,500, respectively, of its common shares resulting in net proceeds to the Company of $65,306,000. Additionally, on June 4, 1996, the Company exchanged 5,121,856 of its common shares for all 200,000 shares of its previously outstanding preferred stock.

          On January 31, 1997, the Company issued 13,800,000 of its common shares resulting in net proceeds to the Company of approximately $189,530,000.

          In connection with the Company's acquisition of SFEC on April 1, 1998, the Company issued 36,800,000 shares of Common Stock resulting in net proceeds to the Company of $954,542,000.

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

     (c)  Stock Options and Warrants

          In 1998, 1996, 1995, 1994, and 1993, certain members of the Company's management were issued seven-year options to purchase 3,437,000, 705,000, 496,000, 72,000 and 290,401 of its common shares, at an exercise price of $17.50,  $11.00,  $4.13, $3.75, and $2.50 per share, respectively, under the Company's 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the "Option Plans"). No stock options were issued during 1997. Under the Option Plans, stock options are granted with an exercise price equal to the underlying stock's fair value at the date of grant. Except for the 1,531,000 conditional options issued in 1998, options may be exercised on a cumulative basis with 20% of the total exercisable on date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment. The conditional stock options issued in 1998 have the same vesting schedule as the unconditional stock options, except that no conditional option can be exercised until after the conditions restricting the stock option are met. Generally, the conditions related to these stock options will be determined by the end of 1999.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          In 1998, the Company also issued to certain consultants options to purchase 70,000 common shares, of which the option to purchase 20,000 shares are conditional. The options have substantially the same terms and conditions as the options granted under the Option Plans. The Company has recognized the fair value of the options issued to the consultants as an expense in the accompanying 1998 statement of operations.

          At December 31, 1998, there were 5,543,599 additional shares available for grant under the Option Plans. The per share weighted-average fair value of stock options granted during 1998 and 1996 was $12.74 and $7.74, respectively, on the date of grant using the Black--Scholes option-pricing model with the following weighted-average assumptions:
          1998--expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 84%, and an expected life of 5 years; 1996--expected dividend yield 0%, risk-free interest rate of 6.25%, expected volatility of 92%, and an expected life of 5 years.

          No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for all its unconditional stock options, the Company's net income would have been as indicated below:

                                        1998            1997           1996
                                   --------------   -------------   ------------
Net income applicable to
    common stock
  As reported                      $   17,374,000      14,099,000      1,162,000
  Pro forma                            11,212,000      13,325,000        390,000

Income per average
  common share
  outstanding - basic:
     As reported                              .26             .39            .07
     Pro forma                                .17             .37            .02

          Pro forma net income applicable to common stock reflects only options granted in 1998, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          Stock option activity during the periods indicated is as follows:

                                                                       Weighted-
                                                                       Average
                                                    Number of          Exercise
                                                      Shares            Price
                                                    ----------        ----------

          Balance at December 31, 1995                 858,401        $     3.55
           Granted                                     705,000             11.00
           Exercised                                        --                --
           Forfeited                                        --                --
           Expired                                          --                --
                                                    ----------        ----------

          Balance at December 31, 1996               1,563,401              6.91
           Granted                                          --                --
           Exercised                                        --                --
           Forfeited                                    (4,000)             2.50
           Expired                                          --                --
                                                    ----------        ----------

          Balance at December 31, 1997               1,559,401              6.92
           Granted                                   3,507,000             17.50
           Exercised                                  (216,485)             3.52
           Forfeited                                        --                --
           Expired                                          --                --
                                                    ----------        ----------

          Balance at December 31, 1998              4,849,916        $    14.72
                                                    ==========        ==========

          At   December   31,   1998,   the  range  of   exercise   prices   and
          weighted-average remaining contractual life of outstanding options was $2.50 to $17.50 and 5.97 years, respectively.

          At December 31, 1998, 1997, and 1996, the number of options exercisable was 1,366,700, 891,600 and 608,900, respectively, and weighted-average exercise price of those options was $9.83, $5.63 and $5.00, respectively.

          In 1989, the Company's current chairman was issued a ten-year warrant to purchase 52,692 common shares at an exercise price of $.50 per share and a ten-year warrant to purchase 37,386 common shares at an exercise price of $.50 per share.

     (d)  Share Rights Plan

          On December 10, 1997, the Company's board of directors authorized a share rights plan. The plan was subsequently amended on February 4, 1998. Under the plan, stockholders have one right for each share of common stock held. The rights become exercisable ten business days after

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          (a) an announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the voting shares outstanding, or (b) the commencement or announcement of a person's or group's intention to commence a tender or exchange offer that could result in a person or group owning 15% or more of the voting shares outstanding.

          Each right entitles its holder (except a holder who is the acquiring person) to purchase 1/1000 of a share of a junior participating series of preferred stock designated to have economic and voting terms similar to those of one share of common stock for $250.00, subject to adjustment. In the event of certain merger or asset sale transactions with another party or transactions which would increase the equity ownership of a shareholder who then owned 15% or more of the Company, each right will entitle its holder to purchase securities of the merging or acquiring party with a value equal to twice the exercise price of the right.

          The rights, which have no voting power, expire in 2008. The rights may be redeemed by the Company for $.01 per right until the right becomes exercisable.

     (e)  Restricted Stock Grants

          The Company issued 900,000 restricted common shares with an estimated aggregate value of $14,625,000 to members of the Company's senior management in July 1997. The restrictions on the stock lapse ratably over a six-year term commencing January 1, 1998, generally based upon the continued employment of the members of management. The Company issued an additional 920,000 restricted common shares with an estimated aggregate value of $16,100,000 to members of the Company's senior management in October 1998. The restrictions of the stock lapse ratably over a three-year term commencing on January 1, 1999. The restrictions also lapse if any or all members are terminated without cause or if a change in control of the Company occurs. Compensation expense equal to the aggregate value of the shares will be recognized as an expense over the vesting period.


(11) Pension Benefits

     As part of the acquisition of Six Flags by the Company on April 1, 1998, the Company assumed the obligations related to the Six Flags Defined Benefit Plan (the "Benefit Plan"). The Benefit Plan covers substantially all of Six Flags' full-time employees. Subsequent to December 31, 1998, the Benefit Plan was extended to cover substantially all of the Company's full-time employees. The Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Benefit Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and year of service. Benefit Plan assets are invested primarily in common stock and mutual funds. The Benefit Plan does not have significant liabilities other than benefit obligations.

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     Under the Company's funding policy, contributions to the Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

     The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in the Company's consolidated balance sheets:

     Change in benefit obligation:
         Benefit obligation, at date of
           acquisition of Six Flags                                $ 68,712,000
         Service cost                                                 2,444,000
         Interest cost                                                3,808,000
         Actuarial loss                                                 757,000
         Benefits paid                                               (1,063,000)
                                                                   ------------
     Benefit obligation at December 31, 1998                         74,658,000
                                                                   ------------

     Change in plan assets:
         Fair value of assets, at date of
           acquisition of Six Flags                                  85,236,000
         Actual return on plan assets                                 3,097,000
         Benefits paid                                               (1,063,000)
                                                                   ------------

     Fair value of assets, at December 31, 1998                      87,270,000
                                                                   ------------

     Plan assets in excess of benefit obligations                    12,612,000

     Unrecognized net actuarial loss                                  3,317,000
                                                                   ------------
     Prepaid benefit cost (included in deposits
       and other assets)                                           $ 15,929,000
                                                                   ============

     Net pension expense of the Benefit Plan for the nine-month period ended December 31, 1998 included the following components:


     Service cost                                                  $  2,444,000
     Interest cost                                                    3,808,000
     Expected return on plan assets                                  (5,657,000)
                                                                   ------------
     Net periodic cost                                             $    595,000
                                                                   ============

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 1998 was 6.75%. The rate of increase in future compensation levels was 4.5%. The expected long-term rate of return on assets was 9%.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

(12) 401(k) Plan

     The Company has a qualified, contributory 401(k) plan (the "401(k) Plan"). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. The Company matches 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested. The Company recognized approximately $417,000, $377,000 and $150,000 of expense in the years ended December 31, 1998, 1997 and 1996, respectively.

     As part of the acquisition of Six Flags by the Company, the Company assumed the administration of the Six Flags' savings plan. Under the provisions of the Six Flags' savings plan, all full-time and seasonal employees of Six Flags completing one year of service (minimum 1,000 hours) and attaining age 21 are eligible to participate and may contribute up to 6% of compensation as a tax deferred basic contribution. Each participant may also elect to make additional contributions of up to 10% of compensation (up to 4% tax deferred). Tax deferred contributions to the savings plan may not exceed amounts defined by the Internal Revenue Service ($10,000 for
     1998). Both the basic and additional contributions are at all times vested. Six Flags, at its discretion, may make matching contributions of up to 100% of its employees' basic contributions. Six Flags made $743,000 in contributions for the 1998 plan year. Six Flags matching contributions to the savings plan are made in the first quarter of the succeeding year. During the first quarter of 1999, the Six Flags' savings plan was merged into the 401(k) Plan.


(13) Marine World

     In April 1997, the Company became manager of Marine World (subsequently named Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park revenues. In November 1997, the Company exercised its option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). In 1998, the Company added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. The Company is entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. The Company also has an option to purchase the entire site commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52,000,000 at February 2002) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow). The Company currently expects to exercise this purchase option when it becomes exercisable.

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(14) Commitments and Contingencies

     The Company leases the sites of Wyandot Lake and each of the two Waterworld/USA locations with rent based upon percentages of revenues earned by each park. During 1998, 1997, and 1996, the Company recognized approximately $1,002,000, $1,110,000, and $385,000 respectively, of rental expense under these rent agreements.

     Total  rental  expense,   including   office  space  and  park  sites,  was
     approximately $7,918,000, $2,229,000 and $1,227,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and of $12,000,000 in punitive damages was entered against the referenced Six Flags entities. TWE has indicated that it intends to appeal the judgments. The judgments arose out of a case entitled Six Flags Over Georgia, Inc. and Six Flags Theme Parks, Inc. v. Six Flags Fund, Ltd., and Avram Salkin, as Trustee of the Claims Trust based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags Acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

     On June 2, 1997, a water slide collapsed at the Company's Waterworld/USA park in Concord, California, resulting in one fatality and the park's closure for twelve days. Although the collapse and the resulting closure had a material adverse impact on that park's operating performance for 1997, as well as a lesser impact on the Company's Sacramento water park (which is also named "Waterworld/USA"), located approximately seventy miles from the Concord park, the Company's other parks were not adversely affected. The Company has recovered all of the Concord park's operating shortfall under its business interruption insurance. The Company has paid the self-retention limit on its liability insurance and believes that such liability insurance coverage should be adequate to provide for any additional personal injury liability which may ultimately be found to exist in connection with the collapse.

     On March 21, 1999, a raft capsized in the river rapids ride at Six Flags over Texas, one of the Company's Co-Venture parks, resulting in one fatality and injuries to ten others. While the Co-Venture park is covered by the Company's multi-layered general liability insurance coverage of up to $100,000,000 per occurrence, with no self-insured retention, the impact of this incident on the Company's financial position, operations, or liquidity has not yet been determined.

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

                                                                     (Continued)

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     None of the actions are believed by management to involve amounts that would be material to consolidated financial condition, operations, or liquidity after consideration of recorded accruals.


(15) Business Segments

     The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization.

                                              1998         1997        1996
                                          -----------  -----------  -----------
                                                  (Amounts in thousands)

Theme park revenues                       $ 1,015,470      193,531       93,305
Theme park cash expenses                      634,001      133,302       65,413
                                          -----------  -----------  -----------
Aggregate park EBITDA                         381,469       60,229       27,892

Third-party share of EBITDA from
  parks accounted for under the
  equity method                               (41,064)          --           --
Amortization of investment in theme
  park partnerships                            (9,763)          --           --
Unallocated net expenses, including
  corporate and expenses from parks
  acquired after completion of the
  operating season                            (28,608)      (7,312)      (4,976)
Termination fee, net of expenses                   --        8,364           --
Depreciation and amortization                (109,841)     (19,792)      (8,533)
Interest expense                             (149,820)     (25,714)     (12,597)
Interest income                                33,971        7,939        1,476
                                          -----------  -----------  -----------
Income before income taxes                $    76,344       23,714        3,262
                                          ===========  ===========  ===========

                               PREMIER PARKS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                                              1998         1997         1996
                                          -----------  -----------  -----------
                                                  (Amounts in thousands)

Theme park revenues                       $ 1,015,470      193,531       93,305
Theme park revenues from parks
  accounted for under the equity
  method                                     (202,183)          --           --
Other revenues                                    340          373          142
                                          -----------  -----------  -----------
Consolidated total revenues               $   813,627      193,904       93,447
                                          ===========  ===========  ===========


     Six of the Company's locations are located in Europe. The following information reflects the Company's assets and revenue by domestic and European categories for 1998 (the Company did not have any foreign operations prior to March 1998):

                                            Domestic     European       Total
                                          -----------  -----------  -----------

Long-lived assets                         $ 3,831,885      220,580    4,052,465

Revenue                                       746,870       66,757      813,627


(16) Quarterly Financial Information (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 1998 and 1997:

                                                                                             1998
                                                         ---------------------------------------------------------------------------
                                                              First          Second          Third         Fourth          Full
                                                             Quarter         Quarter        Quarter        Quarter         Year
                                                         --------------  -------------- -------------- -------------- --------------
Total revenue                                            $    6,831,000     299,684,000    446,381,000     60,731,000    813,627,000
Net income  (loss)  applicable  to common                   (15,450,000)     14,741,000     94,934,000    (76,851,000)    17,374,000
stock
Income (loss) applicable to common stock
   per share:
     Basic                                                        (0.82)           0.20           1.26          (1.00)           .26
     Diluted                                                      (0.82)           0.19           1.24          (1.00)           .25

                                                                                              1997
                                                         ---------------------------------------------------------------------------
                                                              First          Second          Third         Fourth          Full
                                                             Quarter         Quarter        Quarter        Quarter         Year
                                                         --------------  -------------- -------------- -------------- --------------
Total revenue                                            $    4,264,000      62,468,000    120,014,000      7,158,000    193,904,000
Net income  (loss)  applicable  to common                    (9,742,000)      5,698,000     27,237,000     (9,094,000)    14,099,000
stock
Income (loss) applicable to common stock
   per share:
     Basic                                                        (0.31)           0.16           0.74          (0.24)          0.39
     Diluted                                                      (0.31)           0.15           0.72          (0.24)          0.38


                                    EXHIBIT INDEX

                                                                     PAGE
                                                                     ----

           (3) Article of Incorporation and By-Laws:
               (a) Certificate of Incorporation of Registrant dated March 24, 1981 - incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.
               (b) Plan and Agreement of Merger of Registrant and Tierco, a Massachusetts business trust, dated March 31, 1981 - incorporated by reference from
                     Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.
               (c) Certificate of Amendment of Certificate of Incorporation of Registrant dated April 14, 1985 - incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.
               (d) Certificate of Amendment of Certificate of Incorporation of Registrant dated May 8, 1987 - incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.
               (e) Certificate of Amendment of Certificate of Incorporation of Registrant dated June 11, 1987- incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987.
               (f) Certificate of Amendment of Certificate of Incorporation of Registrant dated April 30, 1991 - incorporated by reference from Exhibit 3(f) to Form 10-K of Registrant for the year ended December 31, 1991.
               (g) Certificate of Amendment of Certificate of Incorporation of Registrant dated June 30, 1992
                     - incorporated by reference from Exhibit 3(g) to Form 10-K of Registrant for the year ended December 31, 1992.
               (h) Certificate of Amendment of Certificate of Incorporation of Registrant dated June 23, 1993
                     - incorporated by reference from Exhibit 3(a) to Form 10-Q of Registrant for the quarter ended June 30, 1993.
               (i) Certificate of Amendment to Certificate of Incorporation dated October 7, 1994 - incorporated by reference from Exhibit 3(i) to Form 10-K of Registrant for the year ended December 31, 1994.
               (j) Certificate of Designation of Series A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") of Registrant - incorporated by reference from Exhibit 3(10) to Registrant's Registration Statement on Form S-1 (Reg. No. 33-62225) declared effective on November 9, 1995 (the "Registration Statement").
               (k) By-laws of Registrant, as amended -incorporated by reference from Exhibit 3(k) to Form 10-K of Registrant for the year ended December 31, 1996.
               (l) Certificate of Amendment to Certificate of Incorporation dated May 6, 1996 - incorporated by reference from Exhibit 3(l) to Form 10-K of Registrant for the year ended December 31, 1996.
               (m) Certificate of Designation of Series A Junior Preferred Stock of Registrant - incorporated by reference from Exhibit 2(1.C) to Registrant's Registration Statement on Form 8-A dated January 21, 1998.
               (n) Certificate of Amendment to Certificate of Incorporation dated June 16, 1997 -- incorporated by reference from Exhibit 3(n) to Form 10-k of Registrant for year ended December 31, 1997.
               (o)   Certificate of Designation, Rights and
                     Preferences for 7 1/2% Mandatorily Convertible Preferred Stock of Registrant -incorporated by reference from Exhibit 4(s) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
               *(p) Certificate of Amendment of Certificate of Incorporation of Registrant dated July 24, 1998.

           (4) Instruments Defining the Rights of Security Holders, Including Indentures:
               (a) Indenture dated as of August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and United States Trust Company of New York, as trustee (including the form of Notes) - incorporated by reference from Exhibit 4(2) to the Registration Statement.
               (b) Form of First Supplemental Indenture dated as of November 9, 1995 - incorporated by reference from Exhibit 4(2.1) to the Registration Statement.
               (c) Purchase Agreement, dated August 10, 1995, among the Registrant, the subsidiaries of the Registrant named therein and Chemical Securities Inc. -incorporated by reference from
                     Exhibit 4(3) to the Registration Statement.
               (d) Exchange and Registration Rights Agreement, dated August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and Chemical Securities Inc. - incorporated by reference from Exhibit 4(4) to the Registration Statement.
               (e) Form of Subscription Agreement between the Registrant and each of the purchasers of shares of Preferred Stock - incorporated by reference from Exhibit 4(10) to the Registration Statement.
               (f) Convertible Note Purchase Agreement, dated as of March 3, 1993, between the Registrant and the purchasers named therein (including forms of Senior Subordinated Convertible Note and Registration Rights Agreement) - incorporated by reference from Exhibit 4(i) to Form 10-K of the Registrant for the year ended December 31, 1992.
               (g) Form of Subscription Agreement, dated October 1992, between the Registrant and certain investors -incorporated by reference from
                     Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated October 30, 1992.
               (h) Stock Purchase and Warrant Issuance Agreement, dated October 16, 1989, between The Tierco Group, Inc. and Kieran E. Burke - incorporated by reference from Exhibit 4(i) to Form 10-K of Registrant for the year ended December 31, 1989.
               (i) Warrant, dated October 16, 1989, to purchase 131,728 shares of Common Stock issued by The Tierco Group, Inc. to Kieran E. Burke - incorporated by reference from Exhibit 4(k) to Form 10-K of Registrant for the year ended December 31, 1989.
               (j) Warrant, dated October 16, 1989, to purchase 93,466 shares of Common Stock issued by The Tierco Group, Inc. to Kieran E. Burke - incorporated by reference from Exhibit 4(1) to Form 10-K of Registrant for the year ended December 31, 1989.
               (k) Form of Common Stock Certificate - incorporated by reference from Exhibit 4(l) to Registrant's Registration Statement on form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.
               (l) Form of Registration Rights Agreement among Registrant, Edward J. Carroll, Jr. and the Carroll Family Limited Partnership - incorporated by reference from Exhibit 4(m) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.
               (m) Form of Indenture dated as of February 1, 1997, among the Registrant and the Bank of New York, as trustee (including the form of Notes) - incorporated by reference from Exhibit 4(l) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.
               (n) Form of Second Supplemental Indenture dated January 21, 1997 - incorporated by reference form Exhibit 4(n) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.
               (o) Form of Depositary Receipt evidencing ownership of Registrant's Premium Income Equity Securities -incorporated by reference from
                     Exhibit 4(k) to Registrant's Registration
                     Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
               (p) Indenture dated as of April 1, 1998 between Premier Parks Inc. and The Bank of New York, as Trustee with respect to the Registrant's 10% Senior Discount Notes due 2008 incorporated by reference from Exhibit 4(o) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

               (q) Indenture dated as of April 1, 1998 between Premier Parks Inc. and The Bank of New York, as Trustee with respect to the Registrant's 9 1/4% Senior Notes due 2006 incorporated by reference from Exhibit 4(p) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
               (r) Indenture dated as of April 1, 1998 between Premier Parks Inc., Six Flags Entertainment Corporation and The Bank of New York, as Trustee with respect to Six Flags' 8 7/8% Senior Notes due 2006 incorporated by reference from Exhibit 4(q) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
               (s) Deposit Agreement dated as of April 1, 1998 among the Registrant, the Bank of New York, and the holders from time to time of depositary receipts executed and delivered thereunder incorporated by reference from Exhibit 4(u) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
               *(t) Indenture dated as of June 25, 1995 between Six Flags Theme Parks Inc. and United States Trust Company, as Trustee with respect to SFTP's 12 1/4% Senior Subordinated Discount Notes due 2005.

           (10) Material Contracts:
               (a) Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987 - incorporated by reference from Exhibit 10(i) to Form 10-K of Registrant for year ended December 31, 1987.
               (b) Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated October 18, 1989, between Frontier City Properties, Inc. as general partner, and the Registrant and Frontier City Properties, Inc. as limited partners - incorporated by reference from Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated October 18, 1989.
               (c) Asset Purchase Agreement, dated December 10, 1990, between Registrant and Silver Dollar City, Inc., - incorporated by reference from
                     Exhibit 10(c) to the Registrant's Current
                     Report on Form 8-K dated February 6, 1991.
               (d) Asset Purchase Agreement, dated December 16, 1991, among the Registrant, Tierco Maryland, RWP, John J. Mason and Stuart A. Bernstein - incorporated by reference from Exhibit 10(a) to the Registrant's Current Report on Form-8K dated January 31, 1992.
               (e) Asset Transfer Agreement, dated as of June 30, 1992, by and among the Registrant, B&E Holding Company and the creditors referred to therein - incorporated by reference from Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated July 20, 1992.
               (f) Purchase Agreement, dated September 30, 1992, among the Registrant, Palma Real Estate Management Company, First Stratford Life Insurance Company and Executive Life Insurance Company - incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated September 30, 1992.
               (g) Lease Agreement, dated January 18, 1993, among Registrant, Frontier City Partners Limited Partnership and Fitraco N.V. - incorporated by reference from Exhibit 10(k) to Form 10-K of Registrant for the year ended December 31, 1992.
               (h) Lease Agreement, dated January 18, 1993, among Registrant, Tierco Maryland, Inc. and Fitraco N.V. - incorporated by reference from Exhibit 10(l) to Form 10-K of Registrant for the year ended December 31, 1992.
               (i) Security Agreement and Conditional Sale Contract, between Chance Rides, Inc. and Tierco Maryland, Inc. and Guaranty of Registrant in favor of Chance Rides, Inc. - incorporated by reference from Exhibit 10(m) to Form 10-K of Registrant for the year ended December 31, 1992.

               (j) Registrant's 1993 Stock Option and Incentive Plan - incorporated by reference from Exhibit 10(k) to Form 10-K of Registrant for the year ended December 31, 1993.
               (k) Agreement and Plan of Merger, dated as of June 30, 1995 among the Registrant, Premier Parks Acquisition Inc., Funtime Parks, Inc. ("Funtime") and its shareholders - incorporated by reference from Exhibit 10(11) to the Registration Statement.
               (l) Escrow Agreement, dated as of August 15, 1995, among the Registrant, certain shareholders of Funtime and First National Bank of Ohio, Trust Division - incorporated by reference from
                     Exhibit 10(12) to the Registration Statement.
               (m) Consulting Agreement, dated as of August 15, 1995, between Registrant and Bruce E. Walborn - incorporated by reference from Exhibit 10(13) to the Registration Statement.
               (n) Consulting Agreement, dated as of August 15, 1995, between Registrant and Gaspar C. Lococo - incorporated by reference from Exhibit 10(14) to the Registration Statement.
               (o) Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc. - incorporated by reference from Exhibit 10(o) to Form 10-K of Registrant for the year ended December 31, 1995.
               (p) Asset Purchase Agreement dated August 23, 1996, among the Registrant, a subsidiary of the Registrant, Storytown USA, Inc., Fantasy Riders Corporation and Charles R. Wood - incorporated by reference from Exhibit 10(p) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.
               (q) Asset Purchase Agreement dated September 23, 1996, among the Registrant, a subsidiary of the Registrant, Elitch Gardens Company, Hensel Phelps Construction Co. and Chilcott Entertainment Company - incorporated by reference from Exhibit 10(a) to the Company's Current Report on Form 8-K, dated November 13, 1996.
               (r) Asset Purchase Agreement dated as of October 10, 1996, among the Registrant, a subsidiary of the Registrant, FRE, Inc. (Family Recreational Enterprises, Inc.) ("FRE") and the shareholders of FRE listed on the signature page thereof - incorporated by reference from Exhibit 10(r) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.
               (s) Asset Purchase Agreement dated as of October 10, 1996, among the Registrant, a subsidiary of the Registrant, FRE, Concord Entertainment Company, R&B Entertainment, LLC, the shareholders of FRE listed on the signature page thereof and the members of R&B listed on the signature page thereof- incorporated by reference from Exhibit 10(s) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.
               (t) Amended and Restated Credit Agreement, dated as of January 31, 1997, among the Registrant, the Subsidiary Guarantors thereof, the lenders party thereto and the Bank of New York, as Administrative Agent and Issuing Lender - incorporated by reference from Exhibit 10(t) to Form 10-K of Registrant for the year ended December 31, 1996.
               (u) Consulting and Non-Competition Agreement, dated October 30, 1996, between Registrant and Arnold
                     S. Gurtler - incorporated by reference from
                     Exhibit 10(u) to Registrant's Registration
                     Statement on Form S-2 (Reg. No. 333-16573)
                     declared effective on January 27, 1997.
               (v)   Non-Competition Agreement, dated as of October
                     30, 1996 between the Registrant and Ascent
                     Entertainment Group, Inc. - incorporated by reference from Exhibit 10(s) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.
               (w) Consulting Agreement, dated December 4, 1996, between the Registrant and Charles R. Wood - incorporated by reference from Exhibit 10(b) to the Registrant's Current Report on Form 8-K, dated December 13, 1996.
               (x) Non-Competition Agreement dated as of December 4, 1996 between the Registrant and Charles R. Wood -incorporated by reference from Exhibit 10(c) of the Registrant's Current Report on Form 8-K, dated December 13, 1996.

               (y) Stock Purchase Agreement dated as of December 4, 1996, among the Registrant, Stuart Amusement Company, Edward J. Carroll, Jr., and the Carroll Family Limited Partnership-incorporated by reference from Exhibit 10(y) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.
               (z) Registrant's 1996 Stock Option and Incentive Plan--incorporated by reference from Exhibit 10(z) to Form 10-K of Registrant for year ended December 31, 1997.
               (aa) 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997-- incorporated by reference from Exhibit 10(aa) to Form 10-K of Registrant for year ended December 31, 1997.
               (ab) Purchase Option Agreement Among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997 --incorporated by reference from Exhibit 10(ab) to Form 10-K of Registrant for year ended December 31, 1997.
               (ac) Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997 --incorporated by reference from Exhibit 10(ac) to Form 10-K of Registrant for year ended December 31, 1997.
               (ad) Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 --incorporated by reference from Exhibit 10(ad) to Form 10-K of Registrant for year ended December 31, 1997.
               (ae) Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 --incorporated by reference from Exhibit 10(ae) to Form 10-K of Registrant for year ended December 31, 1997.
               (af) Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Kieran E. Burke --incorporated by reference from Exhibit 10(af) to Form 10-K of Registrant for year ended December 31, 1997.
               (ag) Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Gary Story --incorporated by reference from Exhibit 10(ag) to Form 10-K of Registrant for year ended December 31, 1997.
               (ah) Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and James F. Dannhauser --incorporated by reference from
                     Exhibit 10(ah) to Form 10-K of Registrant for year ended December 31, 1997..
               (ai) Stock Purchase Agreement dated as of September 26, 1997, among Registrant, Kentucky Kingdom, Inc., Hart-Lunsford Enterprises, LLC, and Edward J. Hart - incorporated by reference from
                     Exhibit 10.1 to the Registrant's Quarterly
                     Report on Form 10-Q for the quarter ended
                     September 30, 1997.
               (aj) Employment Agreement dated as of November 7, 1997, between Registrant and Edward J. Hart - incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
               (ak) Rights Agreement dated as of January 12, 1998 between Premier Parks Inc. and Bank One Trust Company, N.A., as Rights Agent - incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 15, 1997.
               (al) Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V. - incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 15, 1997.
               (am) Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others
                     - incorporated by reference from Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated February 9, 1998.

               (an) Agreement and Plan of Merger dated as of February 9, 1998 by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 25, 1998.
               (ao) Amended and Restated Rights Agreement between Premier Parks Inc. and Bank One Trust Company, as Rights Agent incorporated by reference from
                     Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 15, 1997, as amended.
               *(ap) Registrant's 1998 Stock Option and Incentive
                     Plan.
               (aq) Subordinated Indemnity Agreement dated February 9, 1998, among the Registrant, the subsidiaries of the Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein incorporated by reference from Exhibit 2(b) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
               *(ar) Credit Agreement dated as of April 1, 1998 by
                     and among Six Flags Theme Parks Inc., Six Flags Entertainment Corporation, S.F. Holdings, Inc., the subsidiary guarantors named therein, the lender parties thereto and the Bank of New York, as Administrative Agent and Lehman Brothers Inc. as Advisor, Arranger, and Syndication Agent
               *(as) Credit Agreement dated as of March 13, 1998 by
                     and among The Registrant, the subsidiary guarantors named therein, the lender parties thereto and Lehman Commercial Paper Inc., as Administrative Agent and Lehman Brothers Inc.,
                     as Advisor, Arranger and Syndication Agent
               *(at) Sale and Purchase Agreement dated as of October
                     20, 1998 by and between the Registrant and
                     Fiesta Texas Theme Park, Ltd.
               *(au) Overall Agreement dated as of February 15, 1997
                     among Six Flags Fund, Ltd. (L.P.), Salkin
                     Family Trust, SFG, Inc., SFG-I, LLC, SFG-II,
                     LLC, Six Flags Over Georgia, Ltd., SFOG II
                     Inc., SFOG II Employee, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, Inc., Six Flags Over Georgia, Inc., Six Flags Series of Georgia, Inc., Six Flags Theme Parks, Inc., and Six Flags Entertainment Corporation.
               *(av) Overall Agreement dated as of November 24, 1997
                     among Six Flags Over Texas Fund, Ltd., Flags' Directors, LLC, FD-II, LLC, Texas Flags, Ltd., SFOT Employee, Inc., SFOT Acquisition I, Inc., SFOT Acquisitions II, Inc., Six Flags Over Texas, Inc., Six Flags Theme Parks Inc., and Six Flags Entertainment Corporation.

          *(21)     Subsidiaries of the Registrant
          *(23)     Consent of KPMG LLP
          *(27)     Financial Data Schedule

          ___________

          *    Filed herewith.