Form 10-Q
period 1999-03-31
PREMIER PARKS INC
filed 1999-05-17
CIK 701374

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1999


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

          At May 7, 1999, Premier Parks Inc. had outstanding 76,866,063 shares of Common Stock, par value $.025 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                  March 31,        December 31,
                                                   1999               1998
                                                --------------   --------------
                                                  (Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents...................   $261,372,000     $400,578,000
   Accounts receivable.........................     18,939,000       31,484,000
   Inventories.................................     31,376,000       21,703,000
   Prepaid expenses and other current assets...     27,331,000       29,200,000
   Restricted-use investment securities........    211,744,000      206,075,000
                                                ---------------  --------------
      Total current assets.....................    550,762,000      689,040,000

Other assets:
   Debt issuance costs.........................     43,789,000       45,099,000
   Restricted-use investment securities........    109,907,000      111,577,000
   Deposits and other assets...................     56,413,000       73,887,000
                                                ---------------  --------------
      Total other assets.......................    210,109,000      230,563,000

Property and equipment.........................  1,777,824,000    1,675,959,000
   Less accumulated depreciation...............    126,557,000      104,806,000
                                                ---------------  --------------
      Total property and equipment.............  1,651,267,000    1,571,153,000

Investment in theme park partnerships..........    301,477,000      294,893,000
   Less accumulated amortization...............     14,912,000       11,373,000
                                                ---------------  --------------
      Total investment in theme park partner-
        ships.................................     286,565,000      283,520,000

Intangible assets..............................  1,322,177,000    1,321,616,000
   Less accumulated amortization...............     56,240,000       43,427,000
                                                ---------------  ---------------
      Total intangible assets..................  1,265,937,000    1,278,189,000
                                                --------------   --------------
      Total assets............................. $3,964,640,000   $4,052,465,000
                                                ==============   ==============



           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
                                               (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................    $51,840,000       $25,285,000
   Accrued interest payable.................     38,616,000        33,269,000
   Other accrued liabilities................     93,942,000       100,606,000
   Current maturities of long-term debt.....    219,759,000       195,671,000
   Current portion of capitalized lease
      obligations...........................      2,329,000         2,367,000
                                             ---------------   ----------------
      Total current liabilities.............    406,486,000       357,198,000

Long-term debt and capitalized lease
   obligations:
   Notes payable............................  1,262,279,000     1,257,062,000
   Credit facilities........................    596,500,000       599,500,000
   Capitalized lease obligations............      6,003,000         6,125,000
                                             ---------------   ----------------
      Total long-term debt and capitalized
        lease obligations...................  1,864,782,000     1,862,687,000
Other long-term liabilities.................     50,160,000        54,037,000
Deferred income taxes.......................    106,715,000       151,978,000
                                             ---------------   ----------------
      Total liabilities.....................  2,428,143,000     2,425,900,000

Stockholders' equity:
   Preferred stock..........................         12,000            12,000
   Common stock.............................      1,918,000         1,912,000
   Capital in excess of par value...........  1,648,162,000     1,640,532,000
   Retained earnings (accumulated deficit)..    (88,503,000)          133,000
   Deferred compensation....................    (22,647,000)      (25,111,000)
   Accumulated other comprehensive income
      (loss)................................     (2,445,000)        9,087,000
                                             ---------------   ----------------
      Total stockholders' equity............  1,536,497,000     1,626,565,000
                                             ---------------   ----------------
      Total liabilities and stockholders'
         equity............................. $3,964,640,000    $4,052,465,000
                                             ===============    ================





           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999           1998
                                                         ----           ----
Revenue:
   Theme park admissions...........................  $29,387,000    $3,779,000
   Theme park food, merchandise and other..........   24,262,000     3,052,000
                                                   --------------  ------------
        Total revenue..............................   53,649,000     6,831,000
                                                   --------------  ------------
Operating costs and expenses:
   Operating expenses..............................   52,780,000    11,375,000
   Selling, general and administrative.............   35,052,000     7,089,000
   Noncash compensation............................    5,035,000       675,000
   Costs of products sold..........................    3,193,000       137,000
   Depreciation and amortization...................   35,729,000     5,801,000
                                                   --------------  ------------
        Total operating costs and expenses.........  131,789,000    25,077,000
                                                   --------------  ------------
        Loss from operations.......................  (78,140,000)  (18,246,000)
                                                   --------------   -----------

Other income (expense):
   Interest expense................................  (46,307,000)   (6,745,000)
   Interest income.................................    7,434,000       565,000
   Equity in operations of theme park partnerships.   (7,907,000)           --
   Other income (expense), including minority
     interest.....................................      (239,000)      (10,000)
                                                   --------------  -------------
        Total other income (expense)..............   (47,019,000)   (6,190,000)
                                                   --------------  -------------
        Loss before income taxes and extraordinary
          loss..................................... (125,159,000)  (24,436,000)
Income tax benefit.................................   42,345,000     9,774,000
                                                   --------------  -------------
        Loss before extraordinary loss.............  (82,814,000)  (14,662,000)
Extraordinary loss on extinguishment of debt, net
  of income tax benefit of $526,000................           --      (788,000)
                                                   --------------  -------------
        Net loss.................................. $ (82,814,000) $(15,450,000)
                                                   ============== =============
        Net loss applicable to common stock....... $ (88,636,000) $(15,450,000)
                                                   ============== =============
Per share amounts:
   Loss per average common share -- basic and
     diluted:
        Loss before extraordinary loss.............   $(1.16)     $      (0.39)
        Extraordinary loss........................      --               (0.02)
                                                   -------------- -------------
        Net loss...................................  $(1.16)      $      (0.41)
                                                   ============== =============
Weighted average number of common shares
  outstanding--basic and diluted...................   76,729,000    37,786,000
                                                   ============== =============




           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                      Three Months Ended
                                                      ------------------
                                                          March 31,
                                                          ---------
                                                    1999               1998
                                                    ----               ----

Net loss....................................    $(82,814,000)    $(15,450,000)

Other comprehensive income (loss) --
   Foreign currency translation adjustment..     (11,532,000)         --
                                            ------------------  -------------

Comprehensive loss..........................    $(94,346,000)    $(15,450,000)
                                            ==================  ==============






           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                  1999             1998
                                             -------------    -------------
Cash flow from operating activities:
   Net loss ................................ $ (82,814,000)   $ (15,450,000)
   Adjustments to reconcile net loss to net
      cash
      used in operating activities:
      Depreciation and amortization ........    35,729,000        5,801,000
      Equity in operations of theme park
          partnerships .....................     7,907,000             --
      Minority interest in loss ............       239,000             --
      Noncash compensation .................     5,035,000          675,000
      Interest accretion on notes payable ..     7,719,000             --
      Interest accretion on restricted-use
          investments ......................    (3,999,000)            --
      Extraordinary loss on early
          extinguishment of debt............          --          1,314,000
      Amortization of debt issuance costs ..     1,654,000          422,000
      Deferred income taxes ................   (45,263,000)     (11,017,000)
      Decrease in accounts receivable ......    12,545,000        1,012,000
      Increase in inventories and prepaid
          expenses .........................    (7,804,000)      (3,084,000)
      Decrease in deposits and other assets     17,474,000           35,000
      Increase (decrease) in accounts
          payable and accrued expenses .....    20,374,000       (1,777,000)
      Increase (decrease) in accrued
          interest payable .................     5,347,000       (5,575,000)
                                             -------------    -------------
      Total adjustments ....................    56,957,000      (12,194,000)
                                             -------------    -------------
      Net cash used in operating activities    (25,857,000)     (27,644,000)
                                             -------------    -------------

Cash flow from investing activities:
   Additions to property and equipment .....  (111,459,000)     (47,248,000)
   Investment in theme park partnerships ...   (10,952,000)            --
   Acquisition of theme park companies, net
     of cash
     acquired ..............................    (2,407,000)     (21,556,000)
   Other investments .......................          --             (6,000)
                                             -------------    -------------
      Net cash used in investing activities   (124,818,000)     (68,810,000)
                                             -------------    -------------

Cash flow from financing activities:
   Repayment of long-term debt .............    (1,410,000)         (39,000)
   Proceeds from borrowings ................    20,000,000      135,000,000
   Net cash proceeds from issuance of
     common stock ..........................       429,000             --
   Payment of cash dividends ...............    (5,822,000)            --
   Payment of debt issuance costs ..........      (344,000)     (12,224,000)
                                             -------------    -------------
      Net cash provided by financing
          activities .......................    12,853,000      122,737,000
      Effect of exchange rate changes on
          cash and cash equivalents ........    (1,384,000)            --
                                             -------------    -------------
      Increase (decrease) in cash and cash
          equivalents ......................  (139,206,000)      26,283,000
Cash and cash equivalents at beginning of
     period ................................   400,578,000       84,288,000
                                             -------------    -------------
Cash and cash equivalents at end of period . $ 261,372,000    $ 110,571,000
                                             =============    =============


           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         During 1998, the Company purchased approximately 97% of the outstanding capital stock of Walibi, S.A. ("Walibi"). See Note 2 below. On April 1, 1998, the Company purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its subsidiaries, "Six Flags") and consummated the other transactions described in Note 2 below.

         Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 1998 includes additional information about the Company, its operations and its financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (all of which are normal and recurring) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

         Results of operations for the three-month period ended March 31, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         The accompanying consolidated financial statements for the three months ended March 31, 1998 do not include the results of Walibi or Six Flags. See Note 2.

         START-UP COSTS

         As of January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, "Accounting for Start-Up Activities." Generally, the statement requires the write-off of previously capitalized start-up costs and precludes the future capitalization of these types of costs. Startup costs include pre-opening costs and professional fees and other costs associated with incorporating or otherwise starting a business. The effect of the adoption of the provisions of the statement was not material to the financial position, operations or cash flow of the Company and is included in depreciation and amortization.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         LOSS PER SHARE

         The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 1999 and 1998 does not include the effect of potential common shares issuable upon the exercise of employee stock options of 2,609,000 in 1999 and 1,176,000 in 1998 or the impact in the 1999 period of the potential conversion of the Company's mandatorily convertible preferred stock into 9.6 million shares of Common Stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive.

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

         RECLASSIFICATIONS

         Certain items in the December 31, 1998 consolidated balance sheet have been reclassified to conform to the 1999 presentation.

2.       ACQUISITION OF THEME PARKS

         On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was paid through issuance of 448,910 shares of Common Stock and 80% was paid in cash. In June 1998, the Company purchased an additional 44.0% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of Common Stock and $31,400,000 in cash. During the remainder of 1998, the Company purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of Common Stock. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from borrowings under its senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill. The Company may be required to issue additional shares of Common Stock based on Walibi's revenues during 1999, 2000 or 2001. The value of the additional shares to be issued, if any, will be recognized as additional goodwill. At March 31, 1999, the Company owned 98.6% of the capital stock of Walibi and intends to purchase the remaining shares during the balance of 1999.

         On April 1, 1998, the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976.0 million, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings (i) 36,800,000 shares of Common Stock (with gross proceeds of $993.6 million), (ii) 5,750,000 Premium Income Equity Securities ("PIES") (with gross proceeds of $310.5 million), (iii) $410.0 million aggregate principal amount at maturity of the Company's 10% Senior

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251.7 million) and (iv) $280.0 million aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "Senior Notes"), and SFEC issued $170.0 million aggregate principal amount of its 87/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285.0 million principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278.1 million at April 1, 1998 (fair value of $318.5 million at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410.0 million of borrowings under a new $472.0 million senior secured credit facility of SFTP (the "Six Flags Credit Facility"). As of the acquisition date and after giving effect to the purchase, $65,619,000 of deferred tax liabilities was recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,200,974,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill.

         In addition to its obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags Acquisition, the Company also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the "Partnership Parks"). Specifically, the Company guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $46.3 million (subject to cost of living adjustments) to the limited partners in the Partnership Parks and
(ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Partnership Parks will be used to satisfy these requirements first, before any funds are required from the Company. The Company also guaranteed the obligation to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the partnership agreements that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

         As the Company purchases units relating to either Partnership Park, it will be entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Partnership Park. On March 31, 1999, the Company owned approximately 25% and 33%, respectively, of the limited partnership units in the Georgia and Texas partnerships. Pursuant to its 1999 offer to purchase units in these partnerships, during May 1999, the Company will acquire an additional 2.1% of the units in the Texas partnership for approximately $3.3 million. See Note 7.

         The accompanying statement of operations for the three months ended March 31, 1999 reflects the results of Six Flags and Walibi. The statement of operations for the three months ended March 31, 1998 does not. The following summarized unaudited pro forma results of operations for the three months ended March 31, 1998, assume that the Six Flags Acquisition, the acquisition of Walibi and the related financings occurred as of the beginning of that period.

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)



Total revenues......................................              $31,741,000
Net loss............................................             (101,450,000)
Net loss per common share-- basic and diluted.......                    (1.42)


3.       LONG-TERM INDEBTEDNESS

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

         The indenture under which the 1995 Notes were issued limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

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

         (c) In March 1998, Premier Operations entered into the Premier Credit Facility and terminated its then outstanding $115.0 million credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of debt issuance costs related to the terminated facility. At March 31, 1999, Premier Operations had borrowed $219.0 million under the Premier Credit Facility, in part to fund the acquisition of Walibi. The Premier Credit Facility includes a five-year $75.0 million revolving credit facility (of which $20.0 million was outstanding at March 31, 1999), a five-year $100.0 million term loan facility (subsequently reduced to $75.0 million, which amount was outstanding at March 31, 1999), requiring principal payments of $10.0 million, $25.0 million, $30.0 million and $10.0 million in the second, third, fourth and fifth years, and an eight-year $125.0 million term loan facility (of which $124 million was outstanding as of March 31, 1999 and requires principal payments of $1.0 million in each of the first six years and $25.0 million and $94.0

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



million in the seventh and eighth years, respectively). Borrowings under the Premier Credit Facility are guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate). The Premier Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Premier Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

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

         Approximately $70.7 million of the net proceeds of the Senior Notes was deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75.0 million of the net proceeds of the Senior Discount Notes was deposited in a restricted use investment in escrow, until April 1, 2003, to provide a fund to pay certain of Premier's obligations to the limited partners of the Partnership Parks. See Note 2.

         The indentures under which the Senior Discount Notes and the Senior Notes were issued limit the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (e) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15.1 million (87/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were deposited in a restricted use investment in escrow to provide for the repayment in full of pre-existing notes (the "SFEC Zero Coupon Notes") of SFEC (with a carrying value of $185.4 million at March 31, 1999).

         The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




         (f) The SFTP Senior Subordinated Notes are senior subordinated obligations of SFTP in an aggregate principal amount of $285.0 million. The SFTP Senior Subordinated Notes require interest payments of approximately $34.9 million per annum (12 1/2% per annum). The first payment was paid in December 1998. Except in certain circumstances, no principal payments are required prior to their maturity in 2005. The SFTP Senior Subordinated Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The notes are redeemable, at SFTP's option, in whole or in part, at any time on or after June 15, 2000, at varying redemption prices. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Senior Subordinated Notes and will result in an effective interest rate of approximately 9 3/4%.

         The indenture under which the SFTP Senior Subordinated Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (g) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $409.5 million at March 31, 1999. The Six Flags Credit Facility includes (i) a $100.0 million five-year revolving credit facility to be used to refinance pre-existing Six Flags bank indebtedness and for working capital and other general corporate purposes (of which $38.0 million was outstanding on March 31, 1999); and (ii) a $372.0 million term loan facility (the "Term Loan Facility"), of which $371.5 million was outstanding on March 31, 1999. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million are required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and are guaranteed by such subsidiaries and SFEC.

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

4.       COMMITMENTS AND CONTINGENCIES

         In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. ("TWE"), and a final judgment of $245,000,000 in punitive damages was entered against TWE and of $12,000,000 in punitive damages was entered against the referenced Six Flags entities. TWE has appealed the judgments. The judgments arose out of a case entitled Six Flags Over Georgia, Inc. and Six Flags Theme Parks, Inc. v. Six Flags Fund, Ltd., and Avram Salkin, as Trustee of the Claims Trust based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags Acquisition, including

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Time Warner Inc., have agreed to indemnify the Company against any and all liabilities arising out of this litigation.

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

         On March 21, 1999, a raft capsized in the river rapids ride at Six Flags Over Texas, one of the Company's Partnership Parks, resulting in one fatality and injuries to ten others. While the Partnership Park is covered by the Company's multi-layered general liability insurance coverage of up to $100,000,000 per occurrence, with no self-insured retention, the impact of this incident on the Company's financial position, operations or liquidity has not yet been determined.

         The Company is party to various other legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

         None of the other actions are believed by management to involve amounts that would be material to the Company's consolidated financial condition, operations or liquidity after consideration of recorded accruals.

5.       INVESTMENT IN THEME PARK PARTNERSHIPS

         The following reflects the summarized results of the three parks managed by the Company for the three months ended March 31, 1999. Previous periods are not presented as the general partner and limited partnership interests in the Partnership Parks were purchased on April 1, 1998 and the lease agreement with the owner of Six Flags Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                            (In Thousands)
                                                            --------------

Revenue.............................................            $13,556
Expenses:
   Operating expenses...............................             15,234
   Selling, general and administrative..............              6,563
   Costs of products sold...........................              1,120
   Depreciation and amortization....................              3,216
   Interest expense, net............................              1,847
   Other expense....................................                 62
                                                      -----------------
      Total.........................................             28,042
                                                      -----------------
Net loss............................................          $(14,486)
                                                      =================




         The Company's share of loss from operations of the three theme parks for the three months ended March 31, 1999 was $3,794,000, prior to depreciation and amortization charges of $4,113,000. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World.

6.       BUSINESS SEGMENTS

         The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment-operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                          Three Months Ended
                                               March 31, 1999     March 31, 1998
                                               ---------------    --------------
                                                         (In thousands)

Theme park revenue.............................      $67,205            $6,831
Theme park cash expenses.......................      108,670           (17,236)
                                                 -----------        -----------
Aggregate park EBITDA..........................      (41,465)          (10,405)
Third-party share of EBITDA from parks
   accounted for under the equity method.......        4,356                --
Amortization of investment in theme park
   partnerships................................       (4,113)               --
Unallocated net expenses, including corporate
   and other expenses from park acquired
   after completion of the operation season....       (9,335)           (2,050)
Depreciation and amortization..................      (35,729)           (5,801)
Interest expense...............................      (46,307)           (6,745)
Interest income................................        7,434               565
                                                 ------------        -----------
Loss before income taxes.......................    $(125,159)         $(24,436)
                                                 ============        ===========

Theme park revenue.............................      $67,205          $  6,831
Theme park revenue from parks accounted
   for under the equity method.................      (13,556)               --
                                                 ------------        ---------
Consolidated total revenue.....................      $53,649          $  6,831
                                                 ============        ===========


         Six of the Company's parks are located in Europe. The following information reflects the Company's assets and revenue by domestic and European categories as of and for the three months ended March 31, 1999 (the Company did not have any foreign operations prior to March 26, 1998):

                                  (In thousands)

                       Domestic      European        Total
                       --------      --------        -----
Total assets.........  $3,768,340    $196,300    $3,964,640

Revenue..............     52,594        1,055        53,649


7.       SUBSEQUENT EVENTS

         On May 4, 1999 the Company acquired all of the capital stock of the companies that own and operate Reino Aventura, a theme park, for a cash purchase price of approximately $59.0 million. The Company funded the acquisition from existing cash. The transaction was accounted for as a purchase. Reino Aventura is located in Mexico City on a site of approximately 107 acres.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In April 1999, the Company entered into definitive agreements to purchase the assets of White Water-Atlanta water park and American Adventures entertainment park located in Atlanta, Georgia and Splashtown water park located in Houston, Texas. The closings of the transactions are expected to occur in May 1999.

         On May 14, 1999, the Company will be required to purchase 2.125 limited partnership units (approximately 2.1%) of the limited partner in the Six Flags Over Texas park for approximately $3.3 million pursuant to an obligation under the agreements that govern the park. See Note 2. The Company is not required to purchase any limited partnership units of the limited partner in the Six Flags Over Georgia park during 1999, as no limited partners thereof tendered any units.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         GENERAL

         Results of operations for the three months ended March 31, 1999 include the results of Walibi, Six Flags and the Partnership Parks (each of which was acquired during 1998), for the entire period. Results for the three months ended March 31, 1998 do not include the results of Walibi, Six Flags or the Partnership Parks.

         Results of operations for the three-month period ended March 31, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         The table below sets forth certain financial information with respect to the Company for the three months ended March 31, 1999 and with respect to the Company, Six Flags and Walibi for the three months ended March 31, 1998 and on a pro forma basis for such quarter with respect to depreciation and amortization, interest expense, net and income tax benefit as if the acquisitions of Six Flags and Walibi had occurred on the first day of 1998:


                                                              Three Months Ended
                                                                  March 31, 1998
                                                    ----------------------------
                                                                     Historical
                                                                      Six Flags
                                                                     for Period
                                   Three Months                        Prior to
                                      Ended         Historical        April 1,
                                   March 31, 1999    Premier         1998(1)
                                   --------------  ----------- ----------------
                                                                (In thousands)
Revenue:

   Theme park admissions...........    $29,387         3,779         15,047

   Theme park food,
     merchandise and other.........     24,262         3,052          8,356
                                   -------------   ----------  ---------------

     Total revenue.................     53,649         6,831         23,403
                                   -------------   ----------  ---------------

Operating costs and expenses:

   Operating expenses..............     52,780        11,375         45,679

   Selling, general and
     administrative................     35,052         7,089         19,278

   Noncash compensation............      5,035           675             --

   Costs of products sold..........      3,193           137          2,757

   Depreciation and amortization...     35,729         5,801         17,629
                                   -------------   ----------  ---------------
   Total operating costs
     and expenses..................    131,789        25,077         85,343
                                   -------------   ----------  ---------------

     Loss from operations..........   $(78,140)      (18,246)       (61,940)
                                   -------------   ----------  ---------------


                                        Three Months Ended March 31, 1998
                                   -----------------------------------------
                                      Historical
                                      Walibi for
                                        Period            Pro
                                       Prior to          Forma      Company
                                      March 26,         Adjust-       Pro
                                       1998(2)           ments       Forma
                                   -------------- -------------- ----------

Revenue:

   Theme park admissions..........          883            --      19,709

   Theme park food,
     merchandise and other........          624            --      12,032
                                   -------------- -------------- ----------

     Total revenue................        1,507            --      31,741
                                   -------------- -------------- ----------

Operating costs and expenses:

   Operating expenses.............        4,626            --      61,680

   Selling, general and
     administrative...............        3,407            --      29,774

   Noncash compensation...........           --            --         675

   Costs of products sold.........          248            --       3,142

   Depreciation and amortization..        3,214      6,440(3)      33,084
                                   -------------- -------------- ----------
   Total operating costs
     and expenses.................       11,495         6,440     128,355
                                   -------------- -------------- ----------

     Loss from operations.........      (9,988)       (6,440)    (96,614)
                                   -------------- -------------- ----------

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Other income (expense):

   Interest expense, net...........   $(38,873)    (6,180)   (21,262)

   Equity in operations
     of theme park partnerships....     (7,907)         --         --

   Other expense, including
     minority interest.............       (239)       (10)         --
                                   ------------   ---------  --------

   Total other income (expense)....    (47,019)    (6,190)   (21,262)

Loss before income taxes
  and extraordinary loss...........   (125,159)   (24,436)   (83,202)

Income tax benefit.................      42,345      9,774     27,792
                                   ------------   ---------  --------

Loss before extraordinary loss.....   $(82,814)   (14,662)   (55,410)
                                   ============   =========  ========

EBITDA(7)..........................   $(37,376)   (11,770)   (44,311)
                                   ============   =========  ========
Adjusted EBITDA(8).................   $(41,170)   (11,770)   (44,311)
                                   ============   =========  ========


Other income (expense):

   Interest expense, net...........    (889)         (17,901)(4)      (46,232)

   Equity in operations
     of theme park partnerships....       --         (13,162)(5)      (13,162)

   Other expense, including
     minority interest.............      (1)               --             (11)
                                    ------------  --------------   -------------

   Total other income (expense)....    (890)         (31,063)         (59,405)

Loss before income taxes
  and extraordinary loss...........  (10,878)         (37,503)        (156,019)

Income tax benefit.................    4,786           12,217(6)        54,569
                                    ------------  --------------   -------------

Loss before extraordinary loss.....  (6,092)         (25,286)        (101,450)
                                    ============  ==============   =============

EBITDA(7)..........................  (6,774)               --         (62,855)
                                    ============  ==============   =============
Adjusted EBITDA(8).................  (6,774)         (11,705)         (74,560)
                                    ============  ==============   =============

---------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to (i) eliminate results of the Partnership Parks, and (ii) eliminate the expense associated with certain one-time option payments resulting from the purchase.

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date.

(3) Includes adjustments to eliminate the historical depreciation and amortization for Six Flags and Walibi and the inclusion of estimated pro forma depreciation and amortization for the three months ended March 31, 1998.

(4) Includes adjustments to reflect additional interest expense associated with the Senior Notes, the Senior Discount Notes, the SFEC Notes, the Premier Credit Facility and the Six Flags Credit Facility net of (a) the elimination of the historical interest expense associated with the Company and Six Flags credit facilities previously outstanding and the long term debt of Walibi and (b) the amortization of the fair market value adjustments on the SFTP Senior Subordinated Notes and the SFEC Zero Coupon Notes recorded in connection with the acquisition of Six Flags. Issuance costs associated with the borrowings are being amortized over their respective periods.

(5) Includes adjustments to reflect the Company's share of the operations of the Partnership Parks using the equity method of accounting.

(6) Includes adjustments to reflect the application of income taxes to the pro forma adjustments and to the pre-acquisition operations of Six Flags and Walibi, after consideration of permanent differences, at a rate of 38%.

(7) EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and minority interest. The Company has included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements.

(8) Adjusted EBITDA is defined as EBITDA of the Company plus the Company's share (based on its ownership interests) of the EBITDA of the Partnership Parks, determined on a pro forma basis as if Six Flags, Walibi and the Company's interests in the Partnership Parks had been acquired on January 1, 1998.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         Revenue in the first quarter of 1999 totaled $53.6 million compared to $6.8 million (actual) and $31.7 million (pro forma) for the first quarter of 1998. The $21.9 million (69%) increase in 1999 revenue compared to pro forma revenue for the first quarter of 1998 resulted primarily from increased sponsorship income and increased season pass sales, principally at the Six Flags parks, as the Company implemented new marketing plans.

         Operating expenses for the first quarter of 1999 increased $41.4 million compared to actual expenses for the first quarter of 1998 and decreased $8.9 million compared to pro forma expenses for the first quarter of 1998. The 14.4% decrease compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998.

         Selling, general and administrative expenses (including noncash compensation) for the first quarter of 1999 increased $32.3 million and $9.6 million, respectively, compared to the actual and pro forma expenses for the first quarter of 1998. The $9.6 million increase compared to pro forma expenses for 1998 resulted from increased advertising expense of approximately $11.8 million and increased noncash compensation of $4.4 million partially offset by a decrease in other selling, general and administrative expenses of $6.6 million. The increase in advertising expenditures reflects a return to historical advertising levels and timing of expenditures at the Six Flags parks and additional expenditures in support of the 1999 transition of four original Premier parks to the Six Flags brand. The increase in noncash compensation related to the issuance of restricted stock and conditional employee stock options during 1998. The $6.6 million decrease in remaining selling, general and administrative expenses in the 1999 period resulted from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition.

         Costs of products sold in the 1999 period increased $3.1 million compared to actual expenses for the first quarter of 1998 and were flat compared to pro forma expenses for the first quarter of 1998.

         Depreciation and amortization expense for the first quarter of 1999 increased $29.9 million and $2.6 million, respectively, compared to the actual and pro forma amounts for the first quarter of 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program. Interest expense, net increased $32.7 million compared to the actual interest expense, net for the first quarter of 1998 and decreased $7.4 million compared to the pro forma interest expense, net for the first quarter of 1998. The decrease compared to pro forma interest expense, net for 1998 reflected interest income earned on investment securities in the first quarter of 1999, which investments were made after the 1998 period.

         Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (33% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership), the lease of Six Flags Marine World and the management of all three parks. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia commenced on April 1, 1998, the date of the Six Flags Acquisition. The Company recognized its share of the cash flow received from the lease and management of Six Flags Marine World during the second half of 1998. The $5.3 million reduction in the loss from equity in operations of theme park partnerships compared to the pro forma level for the first quarter of 1998 was attributable to improved operations at Six Flags Over Texas and Six Flags Over Georgia during the first quarter of 1999, resulting primarily from increased sponsorship income and season pass sales.
                                   -19-

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Income tax benefit was $42.3 million for the first quarter of 1999 compared to a $9.8 million and $54.6 million benefit for the actual and pro forma results, respectively, for the first quarter of 1998. The effective tax rate for the first quarter of 1999 was 33.8% compared to a rate on the pro forma amount of 35% for the first quarter of 1998. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At March 31, 1999, the Company's indebtedness (including $185.4 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $2,086.9 million, of which approximately $222.1 million (including $185.4 million carrying value of the pre-existing SFEC Notes) matures prior to March 31, 2000. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the three months ended March 31, 1999, net cash used in operating activities was $25.9 million. Net cash used in investing activities in the first three months of 1999 totaled $124.8 million, consisting primarily of capital expenditures. Net cash provided by financing activities in the first three months of 1999 was $12.9 million, representing proceeds of borrowings under the Premier Credit Facility described in Note 3 to the Company's Consolidated Financial Statements, net of cash dividends paid.

         As more fully described in Note 2 to the Company's Consolidated Financial Statements, in connection with the Six Flags Acquisition, the Company guaranteed certain obligations relating to the Partnership Parks. Cash flow from operations at the Partnership Parks will be used to satisfy these requirements before any funds are required from the Company.

         The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduce paid attendance and, therefore, revenue at any of its theme parks.

         The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Premier and Six Flags Credit Facilities will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and PIES requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

         To minimize the Company's exposure to changing foreign currency rates on ride purchases, in the past the Company has entered into foreign exchange forward contracts. The Company has not entered into any new purchase contracts for rides from foreign vendors or foreign exchange forward contracts in 1999. Additionally, the Company has not hedged its exposure to changes in foreign currency rates related to its Walibi parks.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED


         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provision of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of March 31, 1999, they would not have a material effect on the Company's financial position as of such date, or the results of operations for the three-month period then ended.


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


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" above and Item 7A of the Company's December 31, 1998 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1 -- 5

         Not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1      Financial Data Schedule -- March 31, 1999

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


                                                   PREMIER PARKS INC.
                                                      (Registrant)


                                                    Kieran E. Burke
                                          Chairman and Chief Executive Officer


                                                  James F. Dannhauser
                                                Chief Financial Officer




Date:   May ___, 1999

                                 EXHIBIT INDEX

             Exhibit     Description
             -------     -----------
               27.1      Financial Data Schedule