Form 10-Q
period 1999-06-30
PREMIER PARKS INC
filed 1999-08-16
CIK 701374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission File Number: 0-9789

                                   -----------

                               PREMIER PARKS INC.
             (Exact name of Registrant as specified in its charter)

           Delaware
(State or other jurisdiction of                          13-3995059
 incorporation or organization)             (I.R.S. Employer Identification No.)

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

      At August 9, 1999, Premier Parks Inc. had outstanding 78,140,728 shares of Common Stock, par value $.025 per share.

================================================================================

                          PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                       June 30, 1999  December 31, 1998
                                                      --------------  -----------------
                                                       (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ........................ $  142,034,000   $  400,578,000
   Accounts receivable ..............................     68,164,000       31,484,000
   Inventories ......................................     36,607,000       21,703,000
   Prepaid expenses and other current assets ........     24,488,000       29,200,000
   Restricted-use investment securities .............    214,280,000      206,075,000
                                                      --------------   --------------
      Total current assets ..........................    485,573,000      689,040,000

Other assets:
   Debt issuance costs ..............................     48,267,000       45,099,000
   Restricted-use investment securities .............     95,683,000      111,577,000
   Deposits and other assets ........................     55,971,000       73,887,000
                                                      --------------   --------------
      Total other assets ............................    199,921,000      230,563,000

Property and equipment ..............................  1,976,749,000    1,675,959,000
   Less accumulated depreciation ....................    150,843,000      104,806,000
                                                      --------------   --------------
      Total property and equipment ..................  1,825,906,000    1,571,153,000

Investment in theme park partnerships ...............    368,678,000      294,893,000
   Less accumulated amortization ....................     18,451,000       11,373,000
                                                      --------------   --------------
      Total investment in theme park partnerships ...    350,227,000      283,520,000

Intangible assets ...................................  1,324,978,000    1,321,616,000
   Less accumulated amortization ....................     69,347,000       43,427,000
                                                      --------------   --------------
     Total intangible assets ........................  1,255,631,000    1,278,189,000
                                                      --------------   --------------
      Total assets .................................. $4,117,258,000   $4,052,465,000
                                                      ==============   ==============

           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 1999    December 31, 1998
                                                                   ---------------   -----------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................        84,835,000         25,285,000
   Accrued liabilities .........................................        89,393,000        100,606,000
   Accrued interest payable ....................................        23,359,000         33,269,000
   Current maturities of long-term debt ........................       265,931,000        195,671,000
   Current portion of capitalized lease obligations ............         2,329,000          2,367,000
                                                                   ---------------    ---------------
      Total current liabilities ................................       465,847,000        357,198,000

Long-term debt and capitalized lease obligations:
   Notes payable ...............................................     1,291,942,000      1,257,062,000
   Credit facilities ...........................................       589,750,000        599,500,000
   Capitalized lease obligations ...............................         5,829,000          6,125,000
                                                                   ---------------    ---------------
      Total long-term debt and capitalized lease obligations ...     1,887,521,000      1,862,687,000
Other long-term liabilities and minority interest ..............        49,824,000         54,037,000
Deferred income taxes ..........................................       116,698,000        151,978,000
                                                                   ---------------    ---------------
      Total liabilities ........................................     2,519,890,000      2,425,900,000

Stockholders' equity:
   Preferred stock of $1.00 par value ..........................            12,000             12,000
   Common stock of $.025 par value .............................         1,950,000          1,912,000
   Capital in excess of par value ..............................     1,689,338,000      1,640,532,000
   Retained earnings (accumulated deficit) .....................       (64,039,000)           133,000
   Deferred compensation .......................................       (20,183,000)       (25,111,000)
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustments ...............        (9,710,000)         9,087,000
                                                                   ---------------    ---------------
      Total stockholders' equity ...............................     1,597,368,000      1,626,565,000
                                                                   ---------------    ---------------
      Total liabilities and stockholders' equity ...............   $ 4,117,258,000    $ 4,052,465,000
                                                                   ===============    ===============

           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                         1999             1998
                                                                    -------------    -------------
Revenue:
   Theme park admissions ........................................   $ 193,283,000    $ 169,666,000
   Theme park food, merchandise and other .......................     140,232,000      122,532,000
                                                                    -------------    -------------
        Total revenue ...........................................     333,515,000      292,198,000
                                                                    -------------    -------------
Operating costs and expenses:
   Operating expenses ...........................................     104,743,000      110,201,000
   Selling, general and administrative ..........................      54,651,000       53,885,000
   Noncash compensation .........................................       4,201,000          675,000
   Costs of products sold .......................................      31,078,000       29,331,000
   Depreciation and amortization ................................      38,257,000       31,738,000
                                                                    -------------    -------------
        Total operating costs and expenses ......................     232,930,000      225,830,000
                                                                    -------------    -------------
        Income from operations ..................................     100,585,000       66,368,000
                                                                    -------------    -------------
Other income (expense):
   Interest expense .............................................     (47,253,000)     (49,120,000)
   Interest income ..............................................       6,100,000       11,864,000
   Equity in operations of theme park partnerships ..............       6,550,000       12,572,000
   Other income (expense), including minority interest ..........          41,000         (936,000)
                                                                    -------------    -------------
        Total other income (expense) ............................     (34,562,000)     (25,620,000)
                                                                    -------------    -------------
        Income before income taxes and extraordinary loss .......      66,023,000       40,748,000
Income tax expense ..............................................      29,580,000       20,185,000
                                                                    -------------    -------------
        Income before extraordinary loss ........................      36,443,000       20,563,000
Extraordinary loss on extinguishment of debt, net of
  income tax benefit of $4,104,000 ..............................      (6,157,000)              --
                                                                    -------------    -------------
        Net income ..............................................   $  30,286,000    $  20,563,000
                                                                    =============    =============
        Net income applicable to common stock ...................   $  24,464,000    $  14,741,000
                                                                    =============    =============
Per share amounts:
   Income per average common share--basic:
        Income before extraordinary loss ........................   $        0.40    $        0.20
        Extraordinary loss ......................................           (0.08)            0.00
                                                                    -------------    -------------
        Net income ..............................................   $        0.32    $        0.20
                                                                    =============    =============
   Income per average common share--diluted:
        Income before extraordinary loss ........................   $        0.38    $        0.19
        Extraordinary loss ......................................           (0.07)            0.00
                                                                    -------------    -------------
        Net Income ..............................................   $        0.31    $        0.19
                                                                    =============    =============

Weighted average number of common shares outstanding--basic .....      77,372,000       74,595,000
                                                                    =============    =============

Weighted average number of common shares outstanding--diluted ...      80,160,000       75,870,000
                                                                    =============    =============

           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                   1999             1998
                                                                              -------------    -------------
Revenue:
   Theme park admissions ..................................................   $ 222,670,000    $ 173,445,000
   Theme park food, merchandise and other .................................     164,494,000      125,584,000
                                                                              -------------    -------------
        Total revenue .....................................................     387,164,000      299,029,000
                                                                              -------------    -------------
Operating costs and expenses:
   Operating expenses .....................................................     157,523,000      121,576,000
   Selling, general and administrative ....................................      89,703,000       60,974,000
   Noncash compensation ...................................................       9,236,000        1,350,000
   Costs of products sold .................................................      34,271,000       29,468,000
   Depreciation and amortization ..........................................      73,986,000       37,539,000
                                                                              -------------    -------------
        Total operating costs and expenses ................................     364,719,000      250,907,000
                                                                              -------------    -------------
        Income from operations ............................................      22,445,000       48,122,000
                                                                              -------------    -------------
Other income (expense):
   Interest expense .......................................................     (93,560,000)     (55,865,000)
   Interest income ........................................................      13,534,000       12,429,000
   Equity in operations of theme park partnerships ........................      (1,357,000)      12,572,000
   Other income (expense), including minority interest ....................        (198,000)        (946,000)
                                                                              -------------    -------------
        Total other income (expense) ......................................     (81,581,000)     (31,810,000)
                                                                              -------------    -------------
        Income (loss) before income taxes and extraordinary loss ..........     (59,136,000)      16,312,000
Income tax expense (benefit) ..............................................     (12,765,000)      10,411,000
                                                                              -------------    -------------
        Income (loss) before extraordinary loss ...........................     (46,371,000)       5,901,000
Extraordinary loss on extinguishment of debt, net of
  income tax benefit of $4,104,000 in 1999 and $526,000 in 1998 ...........      (6,157,000)        (788,000)
                                                                              -------------    -------------
        Net income (loss) .................................................   $ (52,528,000)   $   5,113,000
                                                                              =============    =============
        Net loss applicable to common stock ...............................   $ (64,172,000)   $    (709,000)
                                                                              =============    =============
Per share amounts:
   Income (loss) per average common share--basic and diluted:
        Income (loss) before extraordinary loss ...........................   $       (0.75)   $       (0.00)
        Extraordinary loss ................................................           (0.08)           (0.01)
                                                                              -------------    -------------
        Net loss ..........................................................   $       (0.83)   $       (0.01)
                                                                              =============    =============
Weighted average number of common shares outstanding--basic and diluted ...      77,052,000       56,292,000
                                                                              =============    =============

           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                              June 30,
                                                    -----------------------------        -----------------------------
                                                       1999              1998                1999              1998
                                                       ----              ----                ----              ----
Net income (loss)...............................    $30,286,000       $20,563,000        $(52,528,000)      $5,113,000
Other comprehensive income (loss) -
   Foreign currency translation adjustment......     (7,265,000)          358,000         (18,797,000)         358,000
                                                    -----------       -----------        ------------       ----------

Comprehensive income (loss).....................    $23,021,000       $20,921,000        $(71,325,000)      $5,471,000
                                                    ===========       ===========        ============       ==========

           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                              1999              1998
                                                                                              ----              ----
Cash flow from operating activities:
   Net income (loss) ................................................................   $   (52,528,000)   $     5,113,000
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization ...............................................        73,986,000         37,539,000
        Equity in operations of theme park partnerships .............................         1,357,000        (12,572,000)
        Minority interest in loss ...................................................           198,000          1,028,000
        Noncash compensation ........................................................         9,236,000          1,350,000
        Interest accretion on notes payable .........................................        16,646,000         13,971,000
        Interest accretion on restricted-use investments ............................        (3,481,000)        (4,405,000)
        Extraordinary loss on early extinguishment of debt ..........................        10,261,000          1,314,000
        Amortization of debt issuance costs .........................................         3,542,000          2,165,000
        Deferred income taxes .......................................................       (23,813,000)         8,878,000
        Increase in accounts receivable .............................................       (36,680,000)       (32,648,000)
        Increase in inventories and prepaid expenses ................................       (10,192,000)       (19,398,000)
        (Increase) decrease in deposits and other assets ............................        17,916,000           (515,000)
        Increase (decrease) in accounts payable and accrued liabilities .............        47,491,000           (556,000)
        Increase (decrease) in accrued interest payable .............................        (9,910,000)        24,694,000
                                                                                        ---------------    ---------------
        Total adjustments ...........................................................        96,557,000         20,845,000
                                                                                        ---------------    ---------------
                  Net cash provided by operating activities .........................        44,029,000         25,958,000
                                                                                        ---------------    ---------------
Cash flow from investing activities:
   Additions to property and equipment ..............................................      (251,315,000)      (141,623,000)
   Investment in theme park partnerships ............................................       (27,975,000)                --
   Acquisition of theme parks, net of cash acquired .................................       (82,432,000)    (1,024,775,000)
   Maturities of restricted-use investments .........................................        11,170,000                 --
   Purchase of restricted-use investments ...........................................                --       (321,750,000)
                                                                                        ---------------    ---------------
                  Net cash used in investing activities .............................      (350,552,000)    (1,488,148,000)
                                                                                        ---------------    ---------------
Cash flow from financing activities:
   Repayment of long-term debt ......................................................      (427,621,000)      (659,875,000)
   Proceeds from borrowings .........................................................       499,024,000      1,361,703,000
   Net cash proceeds from issurance of preferred stock ..............................                --        301,185,000
   Net cash proceeds from issuance of common stock ..................................         1,510,000        954,403,000
   Payment of cash dividends ........................................................       (11,644,000)                --
   Payment of debt issuance costs ...................................................        (9,964,000)       (40,974,000)
                                                                                        ---------------    ---------------
                  Net cash provided by financing activities .........................        51,305,000      1,916,442,000
                  Effect of exchange rate changes on cash and cash equivalents ......        (3,326,000)                --
                                                                                        ---------------    ---------------
                  Increase (decrease) in cash and cash equivalents ..................      (258,544,000)       454,252,000
   Cash and cash equivalents at beginning of period .................................       400,578,000         84,288,000
                                                                                        ---------------    ---------------
   Cash and cash equivalents at end of period .......................................   $   142,034,000    $   538,540,000
                                                                                        ===============    ===============

           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General--Basis of Presentation

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

      During 1998, the Company purchased approximately 97% of the outstanding capital stock of Walibi, S.A. ("Walibi"). See Note 2 below. On April 1, 1998, the Company purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its subsidiaries, "Six Flags") and consummated the related transactions described in Note 2 below.

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

      Results of operations for the three-month and six-month periods ended June 30, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

      The accompanying consolidated financial statements for the six months ended June 30, 1998 do not include the results of Walibi or Six Flags for the first three months of that period. See Note 2.

      Start-Up Costs

      As of January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, "Accounting for Start-Up Activities." Generally, the statement requires the write-off of previously capitalized start-up costs and precludes the future capitalization of these types of costs. Start-up costs include pre-opening costs and professional fees and other costs associated with incorporating or otherwise starting a business. The effect of the adoption of the provisions of the statement was not material to the financial position, operations or cash flows of the Company and is included in depreciation and amortization.

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

      Income (loss) Per Share

      The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income (loss) per share for the three and six-month periods ended June 30, 1999 and 1998. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for each six-month period, diluted loss per share was calculated using the same weighted average number of shares used in the basic loss per share calculation. Additionally, the weighted average number of shares for each period does not include the impact of the conversion of the Company's mandatorily convertible preferred stock into 9.6 million shares of Common Stock as the effect of the conversion and resulting decrease in preferred stock dividends is antidilutive.

                                     Three           Three
                                     Months          Months       Six Months      Six Months
                                     Ended           Ended           Ended           Ended
                                 June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                   ----------      ----------      ----------      ----------
Weighted average number
   of common shares
   outstanding--basic .......      77,372,000      74,595,000      77,052,000      56,292,000
Effect of potential
   common shares
   issuable upon the
   exercise of employee
   stock options ............       2,788,000       1,275,000              --              --
                                   ----------      ----------      ----------      ----------
Weighted average number
   of common shares
   outstanding--diluted .....      80,160,000      75,870,000      77,052,000      56,292,000
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

      Reclassifications

      Certain items in the December 31, 1998 consolidated balance sheet and consolidated statements of operations for the three and six months ended June 30, 1998 have been reclassified to conform to the 1999 presentation.

2. Acquisition of Theme Parks

      On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was paid through issuance of 448,910 shares of Common Stock and 80% was paid in cash. In June 1998, the Company purchased an additional 44.0% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of Common Stock and $31,400,000 in cash. During the remainder of 1998, the Company purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of Common Stock. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

refinancing of such indebtedness) from borrowings under its senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill. The Company may be required to issue additional shares of Common Stock based on Walibi's revenues during 1999, 2000 or 2001. The value of the additional shares to be issued, if any, will be recognized as additional goodwill. At June 30, 1999, the Company owned 98.6% of the capital stock of Walibi and intends to purchase the remaining shares during the balance of 1999.

      On April 1, 1998, the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976.0 million, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings (i) 36,800,000 shares of Common Stock (with gross proceeds of $993.6 million), (ii) 5,750,000 Premium Income Equity Securities ("PIES") (with gross proceeds of $310.5 million), (iii) $410.0 million aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251.7 million) and (iv) $280.0 million aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "Senior Notes"), and SFEC issued $170.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285.0 million principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278.1 million at April 1, 1998 (fair value of $318.5 million at that date) and were discharged in full pursuant to a tender offer in June 1999 (see Note 3(e)) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410.0 million of borrowings under a new $472.0 million senior secured credit facility of SFTP (the "Six Flags Credit Facility"). As of the acquisition date and after giving effect to the purchase, $65,619,000 of deferred tax liabilities was recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,200,974,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill.

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

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

      As the Company purchases units relating to either Partnership Park, it will be entitled to the minimum distributions and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Partnership Park. Pursuant to its 1999 offer to purchase units in these partnerships, during May 1999, the Company acquired an additional 0.9% of the units in the Texas partnership for approximately $3.3 million. The Company was not required to purchase any limited partnership units of the limited partner in the Georgia partnership during 1999, as no limited partners thereof tendered any units. On June 30, 1999, the Company owned approximately 25% and 34%, respectively, of the limited partnership units in the Georgia and Texas partnerships.

      The accompanying statement of operations for the six months ended June 30, 1999 reflects the results of Six Flags and Walibi. The statement of operations for the six months ended June 30, 1998 does not reflect the results of those entities for the first three months of that period. The following summarized unaudited pro forma results of operations for the six months ended June 30, 1998, assume that the Six Flags Acquisition, the acquisition of Walibi and the related financings occurred as of the beginning of that period.

Total revenues..................................................  $ 331,398,000
Net loss........................................................    (60,859,000)
Net loss per common share--basic and diluted....................          (0.96)

      On May 4, 1999, the Company acquired all of the capital stock of the companies that own and operate Reino Aventura, a theme park located in Mexico City on a site of approximately 107 acres, for a cash purchase price of approximately $59.6 million. The Company funded the acquisition from existing cash. The transaction was accounted for as a purchase.

      On May 25, 1999, the partnership that owns Six Flags Over Georgia acquired for Premier common stock the assets of White Water-Atlanta water park and American Adventures outdoor entertainment complex located in Atlanta, Georgia and on May 13, 1999, the Company acquired for cash the assets of Splashtown water park located in Houston, Texas. The transactions were accounted for as purchases.

3. Long-Term Indebtedness

      (a) In August 1995, Premier Operations issued $90,000,000 principal amount of senior notes (the "1995 Notes"). All but $2.5 million principal amount of the 1995 Notes were discharged in a tender offer completed in June 1999. See Note 3(e).

      (b) On January 31, 1997, Premier Operations issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Premier Operations and equal to the 1995 Notes in priority upon liquidation. The 1997 Notes require annual interest payments of approximately $12.2 million (9 3/4% per annum) and, except in the event of a change of control of Premier Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2005. The 1997 Notes are redeemable, at Premier Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

      The indenture under which the 1997 Notes were issued limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      By virtue of the Merger, all obligations under the 1997 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings.

      (c) In March 1998, Premier Operations entered into the Premier Credit Facility and terminated its then outstanding $115.0 million credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of debt issuance costs related to the terminated facility. At June 30, 1999, Premier Operations had borrowed $256.3 million under the Premier Credit Facility, in part to fund the acquisition of Walibi. The Premier Credit Facility includes a five-year $75.0 million revolving credit facility (of which $60.0 million was outstanding at June 30, 1999), a five-year term loan facility (of which $72.5 million was outstanding at June 30, 1999), requiring additional principal payments of $7.5 million, $25.0 million, $30.0 million and $10.0 million in the second, third, fourth and fifth years, and an eight-year $125.0 million term loan facility (of which $123.8 million was outstanding as of June 30, 1999 requiring principal payments of $1.0 million in each of the first six years and $25.0 million and $94.0 million in the seventh and eighth years, respectively). Borrowings under the Premier Credit Facility are guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate). The Premier Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow the Company to meet a portion of its interest obligations with respect to the New Notes (as defined below); repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Premier Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

      By virtue of the Merger, all obligations of the Company under the Premier Credit Facility remained as obligations of Premier Operations and were not assumed by Holdings.

      (d) On April 1, 1998, the Company issued $410.0 million principal amount at maturity of Senior Discount Notes and $280.0 million principal amount of Senior Notes. The notes are senior unsecured obligations of Premier and are not guaranteed by Premier's subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Notes require annual interest payments of approximately $25.9 million (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

      Approximately $70.7 million of the net proceeds of the Senior Notes was deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75.0 million of the net proceeds of the Senior Discount Notes was deposited in a restricted-use investment in escrow, until April 1, 2003, to provide a fund to pay certain of Premier's potential obligations to the limited partners of the Partnership Parks. See Note 2.

      The indentures under which the Senior Discount Notes and the Senior Notes were issued limit the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (e) On June 30, 1999, the Company issued $430.0 million principal amount of Senior Notes (the "New Notes"). The New Notes are senior unsecured obligations of Premier and are not guaranteed by Premier's subsidiaries. The New Notes require annual interest payments of approximately $41.9 million (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The New Notes are redeemable, at the Company's option, in whole or in part, at any time on or after June 15, 2003 at varying redemption prices. The indenture under which the New Notes were issued contains covenants substantially similar to those relating to the Senior Notes and the Senior Discount Notes.

      The net proceeds of the New Notes were used to fund the purchase in a tender offer of $87.5 million of the 1995 Notes and the entire $285.0 million principal amount of SFTP's 12 1/4% Senior Subordinated Notes. The tender offer resulted in an extraordinary loss of $6.2 million on extinguishment of debt, net of income tax benefit of $4.1 million.

      (f) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were deposited in a restricted use investment in escrow to provide for the repayment in full of pre-existing notes (the "SFEC Zero Coupon Notes") of SFEC (with a carrying value of $188.4 million at June 30,
1999).

      The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (g) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $409.3 million at June 30, 1999. The Six Flags Credit Facility includes (i) a $100.0 million five-year revolving credit facility to be used to refinance pre-existing Six Flags bank indebtedness and for working capital and other general corporate purposes (of which $38.0 million was outstanding on June 30, 1999); and (ii) a $372.0 million term loan facility (the "Term Loan Facility"), of which $371.3 million was outstanding on June 30, 1999. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million are required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and are guaranteed by such subsidiaries and SFEC.

      The Six Flags Credit Facility contains restrictive covenants that, among other things, limit the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow SFEC to meet interest obligations with respect to the SFEC Notes and to allow the Company to meet a portion of its interest obligations with respect to the New Notes; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Six Flags Credit Facility requires that SFTP comply with certain specified financial ratios and tests.

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

4. Commitments and Contingencies

      In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. ("TWE"), and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. TWE has appealed the judgments. The judgments arose out of a case entitled Six Flags Over Georgia, Inc. and Six Flags Theme Parks, Inc. v. Six Flags Fund, Ltd., and Avram Salkin, as Trustee of the Claims Trust based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags Acquisition, including Time Warner Inc., have agreed to indemnify the Company against any and all liabilities arising out of this litigation.

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

      On August 7, 1999, a raft capsized in the river rapids ride at Riverside Park, one of the Company's parks, resulting in injuries to four individuals. While the park is covered by the Company's multi-layered general liability insurance coverage of up to $100,000,000 per occurrence, with no self-insured retention, the impact of this incident on the Company's financial position, operations or liquidity has not yet been determined.

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

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

5. Investment in Theme Park Partnerships

      The following reflects the summarized results of the three parks managed by the Company for the three and six months ended June 30, 1999 and June 30, 1998. In addition, results for White Water Atlanta and the related outdoor entertainment complex, which were acquired by the Georgia partnership on May 25, 1999, are included for periods after the acquisition date. The summarized results for the six months ended June 30, 1998 do not include the results of the Partnership Parks for the first three months of that period. The general partner and limited partnership interests in the Partnership Parks were purchased on April 1, 1998 and the lease agreement with the owner of Six Flags Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season.

                                             Three Months Ended     Six Months Ended
                                             ------------------     ----------------
                                             June 30,   June 30,   June 30,   June 30,
                                               1999      1998       1999       1998
                                            ---------  ---------  ---------  ---------
                                                            (In Thousands)
Revenue ..................................   $ 86,591   $ 80,649   $100,147   $ 80,649
Expenses:
   Operating expenses ....................     30,210     30,240     45,444     30,240
   Selling, general and administrative ...     14,548     13,229     21,111     13,229
   Costs of products sold ................      8,738      8,471      9,858      8,471
   Depreciation and amortization .........      4,306      4,337      7,522      4,337
   Interest expense, net .................      2,360      4,001      4,207      4,001
   Other expense .........................        132        167        194        167
                                             --------   --------   --------   --------

      Total ..............................     60,294     60,445     88,336     60,445
                                             --------   --------   --------   --------

Net income ...............................     26,297   $ 20,204     11,811   $ 20,204
                                             ========   ========   ========   ========

      The Company's share of income from operations of the Partnership Parks for the three and six months ended June 30, 1999 was $9,076,000 and $5,282,000, respectively, prior to depreciation and amortization charges of $2,526,000 and $6,639,000, respectively. The Company's share of income from operations of the Partnership Parks for the three and six months ended June 30, 1998 was $13,733,000 prior to depreciation and amortization charges of 1,161,000. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World.

6. Business Segments

      The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization. The segment financial information for the six months ended June 30, 1998 does not include the results of Six Flags, Walibi and the Partnership Parks for the first three months of that period.

PREMIER PARKS INC.
Notes to Consolidated Financial Statements (Continued)

                                                      Three Months Ended              Six Months Ended
                                                -----------------------------   -----------------------------
                                                June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                -------------   -------------   -------------   -------------
                                                                       (In thousands)
Theme park revenue .........................      $ 420,106       $ 372,847       $ 487,311       $ 379,678
Theme park cash expenses ...................        238,537         237,155         347,207         254,391
                                                  ---------       ---------       ---------       ---------
Aggregate park EBITDA ......................        181,569         135,692         140,104         125,287
Third-party share of EBITDA from parks
   accounted for under the equity method ...        (19,452)        (15,024)        (15,096)        (15,024)
Amortization of investment in theme park
   partnerships ............................         (2,526)         (1,161)         (6,639)         (1,161)
Unallocated net expenses, including
  corporate and other expenses from park
  acquired  after completion of the
  operating season .........................        (14,158)         (9,765)        (23,493)        (11,815)
Depreciation and amortization ..............        (38,257)        (31,738)        (73,986)        (37,539)
Interest expense ...........................        (47,253)        (49,120)        (93,560)        (55,865)
Interest income ............................          6,100          11,864          13,534          12,429
                                                  ---------       ---------       ---------       ---------
Income (loss) before income taxes ..........      $  66,023       $  40,748       $ (59,136)      $  16,312
                                                  =========       =========       =========       =========

Theme park revenue .........................      $ 420,106       $ 372,847       $ 487,311       $ 379,678
Theme park revenue from parks accounted
   for under the equity method .............        (86,591)        (80,649)       (100,147)        (80,649)
                                                  ---------       ---------       ---------       ---------
Consolidated total revenue .................      $ 333,515       $ 292,198       $ 387,164       $ 299,029
                                                  =========       =========       =========       =========

      Six of the Company's parks are located in Europe and one is located in Mexico. The following information reflects the Company's assets and revenue by domestic and foreign categories as of and for the six months ended June 30, 1999. The Company acquired its European operations on March 26, 1998 and acquired its Mexican park on May 4, 1999:

                                          (In thousands)
                            ------------------------------------------
                             Domestic        Foreign          Total
                             --------        -------          -----
Total assets..............  $3,864,378       $252,880       $4,117,258

Revenue...................     358,163         29,001          387,164

Item 2--Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      General

      Results of operations for the three months and six months ended June 30, 1999 and the three months ended June 30, 1998 include the results of Walibi, Six Flags and the Partnership Parks (each of which was acquired during 1998), for the entire period. Results for the six months ended June 30, 1998 do not include the results of Walibi, Six Flags or the Partnership Parks for the first three months of that period. The Partnership Parks and Six Flags Marine World are accounted for using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of these parks in the accompanying statements of operations in the caption "Equity in operations of Theme Park Partnerships". Results of operations for the 1999 periods also include the results of the May 1999 acquisitions (Reino Aventura, White Water Atlanta (also on the equity method) and Splashtown) from and after their respective acquisition dates.

      Results of operations for the three-month and six-month periods ended June 30, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

      Three months ended June 30, 1999 vs. Three months ended June 30, 1998

      Revenue in the second quarter of 1999 totaled $333.5 million ($326.2 million without giving effect to the parks (the "Acquired Parks") acquired in the May 1999 acquisitions) compared to $292.2 million for the second quarter of 1998. The $34.0 million (11.6%) increase in 1999 revenue (excluding the Acquired Parks) compared to revenue for the second quarter of 1998 resulted primarily from an increase in season pass sales of approximately $13.9 million, an increase in other ticket revenues of $5.1 million and an increase in in-park revenues of approximately $14.0 million. The increase in other ticket revenues and in-park spending resulted from a 19.4% increase in attendance at the owned parks, with the four newly branded Six Flags parks achieving a 29.4 % increase in attendance for the second quarter of 1999 compared to the second quarter of 1998.

      Operating expenses for the second quarter of 1999 decreased $5.5 million ($8.5 million excluding the Acquired Parks) compared to the 1998 period. As a percentage of revenues, operating expenses were 31.4% in 1999 as compared to 37.7% in the prior year period. The 6.5% decrease (excluding the Acquired Parks) resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998, partially offset by higher expenses at the original Premier parks resulting from increased attendance and revenues.

      Selling, general and administrative expenses for the second quarter of 1999 increased $0.8 million, compared to the expenses for the comparable quarter of 1998. As a percentage of revenue, these expenses were 16.4% and 18.4% in 1999 and 1998, respectively. The increase compared to expenses for 1998 resulted from increased advertising expense of approximately $7.2 million offset by a decrease in other selling, general and administrative expenses of $6.4 million. Selling, generally and administrative expenses for the acquired parks were $0.7 million for the second quarter of 1999. The increase in advertising expenditures reflects a return to historical advertising levels at the Six Flags parks and additional expenditures in support of the 1999 transition of four original Premier parks to the Six Flags brand. The $6.4 million decrease in remaining

Item 2--Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

selling, general and administrative expenses in the 1999 period primarily resulted from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition.

      Noncash compensation increased by $3.5 million related to the issuance of restricted stock and conditional employee stock options in 1998.

      Costs of products sold in the 1999 period primarily increased $1.7 million ($0.9 million excluding the Acquired Parks) compared to expenses for the second quarter of 1998. As a percentage of food, merchandise and other spending, cost of goods sold represented 22.2% in 1999, as compared to 23.9% in 1998.

      Depreciation and amortization expense for the second quarter of 1999 increased $6.5 million compared to the 1998 level attributable to the Company's on-going capital program. Interest expense, net increased $3.9 million compared to interest expense, net for the second quarter of 1998. A $1.8 million decline in interest expense was completely offset by a $5.7 million decline in interest income. The decline in interest expense resulted from lower average interest rates on outstanding debt while the decline in interest income resulted from a lower average cash and cash equivalents balance during the 1999 period compared to the 1998 period.

      Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership), the lease of Six Flags Marine World and the management of all three parks. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia commenced on April 1, 1998, the date of the Six Flags Acquisition. The Company earns its share of the cash flows from the lease and management of Six Flags Marine World during the second half of the year. The $6.0 million reduction in the loss from equity in operations of theme park partnerships compared to the level for the second quarter of 1998 was attributable to the timing and amount of advertising and other expenses, the reduced level of management fees recognized by the Company in the second quarter of 1999 compared to the prior year period and the increased depreciation expense from the 1998 addition of rides and equipment at Six Flags Marine World.

      Income tax expense was $29.6 million for the second quarter of 1999 compared to $20.2 million, for the same quarter of 1998. The effective tax rate for the second quarter of 1999 was 44.8% compared to a rate of 49.5% for the comparable quarter of 1998. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

      Six months ended June 30, 1999 vs. Six months ended June 30, 1998

      The table below sets forth certain financial information with respect to the Company for the six months ended June 30, 1999 and 1998 and with respect to Six Flags and Walibi for the three months ended March 31, 1998 (representing the pre-acquisition portion of the 1998 period) and on a pro forma basis for the six months ended June 30, 1998 with respect to depreciation and amortization, interest expense, net and income tax benefit as if the acquisitions of Six Flags and Walibi had occurred on the first day of 1998:

Item 2--Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

                                                                           Six Months Ended June 30, 1998
                                                  ------------------------------------------------------------------------------
                                                                 Historical      Historical
                                                                  Six Flags      Walibi for
                                                                 for Period        Period            Pro
                                  Six Months                      Prior to        Prior to          Forma             Company
                                    Ended         Historical      April 1,        March 26,        Adjust-               Pro
                                June 30, 1999      Premier         1998(1)         1998(2)          ments               Forma
                               ---------------   ------------   -------------   -------------    ------------       ------------
                                                                       (In thousands)
Revenue:
   Theme park admissions .....   $    222,670         173,445          15,047             883              --            189,375
   Theme park food,
     Merchandise and other ...        164,494         125,584           7,792             624              --            134,000
                                 ------------    ------------    ------------    ------------    ------------       ------------
     Total revenue ...........        387,164         299,029          22,839           1,507              --            323,375
                                 ------------    ------------    ------------    ------------    ------------       ------------

Operating costs and
expenses:
   Operating expenses ........        157,523         121,576          45,679           4,626              --            171,881
   Selling, general and
     Administrative ..........         89,703          60,974          19,278           3,407              --             83,659
   Noncash compensation ......          9,236           1,350              --              --              --              1,350
   Costs of products sold ....         34,271          29,468           2,193             248              --             31,909
   Depreciation and
   amortization ..............         73,986          37,539          17,629           3,214           6,440(3)          64,822
                                 ------------    ------------    ------------    ------------    ------------       ------------
   Total operating costs
     and expenses ............        364,719         250,907          84,779          11,495           6,440            353,621
                                 ------------    ------------    ------------    ------------    ------------       ------------

     Income (loss) from
       operations ............         22,445          48,122         (61,940)         (9,988)         (6,440)           (30,246)
                                 ------------    ------------    ------------    ------------    ------------       ------------

Other income (expense):
   Interest expense, net .....        (80,026)        (43,436)        (21,262)           (889)        (17,901)(4)        (83,488)
   Equity in operations
     of theme park
   partnerships ..............         (1,357)         12,572              --              --         (13,162)(5)           (590)
   Other expense, including
     minority interest .......           (198)           (946)             --              (1)             --               (947)
                                 ------------    ------------    ------------    ------------    ------------       ------------
   Total other income
   (expense) .................        (81,581)        (31,810)        (21,262)           (890)        (31,063)           (85,025)

Income (loss) before income
  taxes and extraordinary
  loss........................        (59,136)         16,312         (83,202)        (10,878)        (37,503)          (115,271)
Income tax expense
(benefit) ....................        (12,765)         10,411         (27,792)         (4,786)        (12,217)(6)        (34,384)
                                 ------------    ------------    ------------    ------------    ------------       ------------
Income (loss) before
extraordinary loss ...........   $    (46,371)          5,901         (55,410)         (6,092)        (25,286)           (80,887)
                                 ============    ============    ============    ============    ============       ============

EBITDA(7) ....................   $    105,667          87,011         (44,311)         (6,774)             --             35,926
                                 ============    ============    ============    ============    ============       ============
Adjusted EBITDA(8) ...........   $    110,949         100,744         (44,311)         (6,774)        (11,705)            37,954
                                 ============    ============    ============    ============    ============       ============

---------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to (i) eliminate results of the Partnership Parks and (ii) eliminate the expense associated with certain one-time option payments resulting from the purchase.

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

(8) Adjusted EBITDA is defined as EBITDA of the Company plus the Company's share (based on its ownership interests) of the EBITDA of the Partnership Parks, determined on a pro forma basis as if Six Flags, Walibi and the Company's interests in the Partnership Parks had been acquired on January 1, 1998

----------

      Revenue in the first six months of 1999 totaled $387.2 million ($379.9 million without giving effect to the Acquired Parks) compared to $299.0 million (actual) and $323.4 million (pro forma) for the first six months of 1998. The $56.5 million (17.5%) increase in 1999 revenue (excluding the Acquired Parks) compared to pro forma revenue for the first six months of 1998 resulted primarily from an increase in season pass sales of approximately $21.6 million, an increase in other ticket revenues of $9.6 million and an increase in in-park revenues of approximately $19.4 million. The increases in other ticket revenues and in-park spending resulted from a 22.4% increase in attendance at the owned parks, with the four newly branded Six Flags parks achieving a 32.2% increase in attendance in the first six months of 1999 compared to the 1998 period.

      Operating expenses for the first six months of 1999 increased $35.9 million ($32.9 million excluding the Acquired Parks) compared to actual expenses for the first six months of 1998 and decreased $14.4 million ($17.4 million excluding the Acquired Parks) compared to pro forma expenses for the first six months of 1998. Comparing 1999 actual to 1998 pro forma, as a percentage of revenues, these expenses were 40.7% and 53.2% respectively. The 10.1% decrease (excluding the Acquired Parks) compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998 partially offset by higher expenses at the original Premier parks resulting from increased attendance and revenues.

      Selling, general and administrative expenses for the first six months of 1999 increased $28.8 million and $6.0 million, respectively, compared to the actual and pro forma expenses for the first six months of 1998. Comparing 1999 actual to 1998 pro forma, as a percentage of revenues, these expenses were 23.2% and 25.9%, respectively. The $6.0 million increase compared to pro forma expenses for 1998 resulted from increased advertising expense of approximately $20.2 million

Item 2--Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

partially offset by a $14.2 million decrease in other selling, general and administrative expenses. Selling, general and administrative expenses for the Acquired Parks were $0.6 million for the 1999 period. The increase in advertising expenditures reflects a return to historical advertising levels of expenditures at the Six Flags parks and additional expenditures in support of the 1999 transition of four original Premier parks to the Six Flags brand. The $14.2 million decrease in remaining selling, general and administrative expenses in the 1999 period resulted from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition.

      Noncash compensation increased by $7.9 million related to the issuance of restricted stock and conditional employee stock options in 1998.

      Costs of products sold in the 1999 period increased $4.8 million ($4.1 million excluding the Acquired Parks) and $2.4 million ($1.7 million excluding the Acquired Parks), respectively, compared to actual and pro forma expenses for the first six months of 1998. As a percentage of food, merchandise and other spending, cost of products sold represented 20.8% in 1999, as compared to 23.5% in 1998.

      Depreciation and amortization expense for the first six months of 1999 increased $36.4 million and $9.2 million, respectively, compared to the actual and pro forma amounts for the first six months of 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program. Interest expense, net increased $36.6 million compared to the actual interest expense, net for the first six months of 1998 and decreased $3.5 million compared to the pro forma interest expense, net for the first six months of 1998. The decrease compared to pro forma interest expense, net for 1998 reflected interest income earned on investment securities in the first six months of 1999, which investments were made during the 1998 period.

      Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership), the lease of Six Flags Marine World and the management of all three parks. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia commenced on April 1, 1998, the date of the Six Flags Acquisition. The Company earns its share of the cash flows from the lease and management of Six Flags Marine World during the second half of the year. The $0.7 million increase in the loss from equity in operations of theme park partnerships compared to the pro forma level for the first six months of 1998 was attributable to the increased depreciation expense from the addition of rides and equipment in 1998 at Six Flags Marine World.

      Income tax benefit was $12.8 million for the first six months of 1999 compared to a $10.4 million expense and a $34.4 million benefit for the actual and pro forma results, respectively, for the first six months of 1998. The effective tax rate for the first six months of 1999 was 21.6% compared to a rate on the pro forma amount of 29.8% for the first six months of 1998. The Company's effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

Item 2--Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

      At June 30, 1999, the Company's indebtedness (including $188.4 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $2,155.8 million, of which approximately $268.3 million (including $188.4 million carrying value of the pre-existing SFEC Notes) matures prior to June 30, 2000. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the six months ended June 30, 1999, net cash provided by operating activities was $44.0 million. Net cash used in investing activities in the first six months of 1999 totaled $350.6 million, consisting primarily of capital expenditures and acquisitions of theme parks. Net cash provided by financing activities in the first six months of 1999 was $51.3 million, representing primarily proceeds of borrowings under the Premier Credit Facility described in
Note 3 to the Company's Consolidated Financial Statements.

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

      To minimize the Company's exposure to changing foreign currency rates on ride purchases, in the past the Company has entered into foreign exchange forward contracts. Although the Company has entered into purchase contracts in 1999 for rides from foreign vendors, it has not entered into any foreign exchange forward contracts in 1999. Additionally, the Company has not hedged its exposure to changes in foreign currency rates related to its Walibi or Reino Aventura parks.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of

Item 2--Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. The Company plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2001. If the provisions of SFAS No. 133 were to be applied as of June 30, 1999, they would not have a material effect on the Company's financial position as of such date, or the results of operations for the three-month and six-month periods then ended.

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

Item 3--Quantitative and Qualitative Disclosures About Market Risk

      See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" above and Item 7A of the Company's December 31, 1998 Form 10-K.

                           PART II--OTHER INFORMATION

Items 1--3 and 5

      Not applicable.

Item 4--Submission of Matters to a Vote of Securityholders

      On June 8, 1998, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at thee Meeting either in person or by proxy, was 71,713,333 shares (93.7% of the outstanding shares of common Stock). Two proposals were voted upon at the Meeting. The proposals and voting results were as follows:

1.    Proposal 1--Election of Directors

      The following persons were elected as directors as follows:

      Name                                                   For        Against
      ----                                               ----------     -------

      Paul A. Biddelman...............................   71,576,061     137,272
      Kieran E. Burke.................................   71,572,651     140,682
      James F. Dannhauser.............................   71,572,701     140,632
      Michael E. Gellert..............................   71,572,171     141,162
      Arnold S. Gurtler...............................   71,571,551     141,782
      Gary Story......................................   71,572,201     141,132
      Charels R. Wood.................................   71,570,961     142,372

2. Proposal 2--Ratification of selection by the Company's Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 1999

                     For               Against           Withheld
                     ---               -------           --------

                  71,698,349            7,100              7,884

Item 6--Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule - June 30, 1999

      (b)   Reports on Form 8-K

            -     Form 8-K of Registrant, dated May 5, 1999
            -     Form 8-K of Registrant, dated June 29, 1999
            -     Form 8-K of Registrant, dated July 2, 1999

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

Date: August 12, 1999