Form 10-Q
period 1999-09-30
PREMIER PARKS INC
filed 1999-11-15
CIK 701374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No :

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     At November 1, 1999, Premier Parks Inc. had outstanding 78,249,406 shares of Common Stock, par value $.025 per share.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS



                                                     SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                     ------------------   -----------------
                                                         (UNAUDITED)
  ASSETS

Current assets:
   Cash and cash equivalents ....................      $  170,692,000      $  400,578,000
   Accounts receivable ..........................          72,545,000          31,484,000
   Inventories ..................................          28,095,000          21,703,000
   Prepaid expenses and other current assets ....          24,661,000          29,200,000
   Restricted-use investment securities .........         216,851,000         206,075,000
                                                        -------------       -------------
      Total current assets ......................         512,844,000         689,040,000

Other assets:
   Debt issuance costs ..........................          47,956,000          45,099,000
   Restricted-use investment securities .........          95,189,000         111,577,000
   Deposits and other assets ....................          54,405,000          73,887,000
                                                        -------------       -------------
      Total other assets ........................         197,550,000         230,563,000

Property and equipment ..........................       2,059,686,000       1,675,959,000
   Less accumulated depreciation ................         177,590,000         104,806,000
                                                        -------------       -------------
      Total property and equipment ..............       1,882,096,000       1,571,153,000

Investment in theme park partnerships ...........         404,247,000         294,893,000
   Less accumulated amortization ................          22,359,000          11,373,000
                                                        -------------       -------------
      Total investment in theme park partnerships         381,888,000         283,520,000

Intangible assets ...............................       1,328,223,000       1,321,616,000
   Less accumulated amortization ................          84,081,000          43,427,000
                                                        -------------       -------------
     Total intangible assets ....................       1,244,142,000       1,278,189,000
                                                        -------------       -------------
      Total assets ..............................      $4,218,520,000      $4,052,465,000
                                                        -------------       -------------
                                                        -------------       -------------





           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                   ------------------     -----------------
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................           59,713,000            25,285,000
   Accrued liabilities .....................................           64,736,000           100,606,000
   Accrued interest payable ................................           36,711,000            33,269,000
   Current maturities of long-term debt ....................          210,584,000           195,671,000
   Current portion of capitalized lease obligations ........            2,329,000             2,367,000
                                                                    -------------         -------------
      Total current liabilities ............................          374,073,000           357,198,000

Long-term debt and capitalized lease obligations:
   Notes payable ...........................................        1,295,702,000         1,257,062,000
   Credit facilities .......................................          583,000,000           599,500,000
   Capitalized lease obligations ...........................            4,531,000             6,125,000
                                                                    -------------         -------------
      Total long-term debt and capitalized lease obligations        1,883,233,000         1,862,687,000
Other long-term liabilities and minority interest ..........           48,077,000            54,037,000
Deferred income taxes ......................................          196,584,000           151,978,000
                                                                    -------------         -------------
      Total liabilities ....................................        2,501,967,000         2,425,900,000

Stockholders' equity:
   Preferred stock of $1.00 par value ......................               12,000                12,000
   Common stock of $.025 par value .........................            1,953,000             1,912,000
   Capital in excess of par value ..........................        1,689,426,000         1,640,532,000
   Retained earnings .......................................           46,969,000               133,000
   Deferred compensation ...................................          (17,719,000)          (25,111,000)
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment ............           (4,088,000)            9,087,000
                                                                    -------------         -------------
      Total stockholders' equity ...........................        1,716,553,000         1,626,565,000
                                                                    -------------         -------------
      Total liabilities and stockholders' equity ...........      $ 4,218,520,000       $ 4,052,465,000
                                                                    -------------         -------------
                                                                    -------------         -------------



           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                       1999                1998
                                                                  -------------       -------------
Revenue:
   Theme park admissions ...................................      $ 247,831,000       $ 222,394,000
   Theme park food, merchandise and other ..................        223,897,000         212,683,000
                                                                  -------------       -------------
        Total revenue ......................................        471,728,000         435,077,000
                                                                  -------------       -------------

Operating costs and expenses:
   Operating expenses ......................................        132,908,000         113,664,000
   Selling, general and administrative .....................         38,897,000          45,885,000
   Noncash compensation ....................................          1,267,000             675,000
   Costs of products sold ..................................         47,636,000          47,204,000
   Depreciation and amortization ...........................         40,149,000          33,869,000
                                                                  -------------       -------------
        Total operating costs and expenses .................        260,857,000         241,267,000
                                                                  -------------       -------------
        Income from operations .............................        210,871,000         193,810,000
                                                                  -------------       -------------
Other income (expense):
   Interest expense ........................................        (48,159,000)        (46,028,000)
   Interest income .........................................          6,072,000          11,989,000
   Equity in operations of theme park partnerships .........         28,057,000          12,183,000
   Other income (expense), including minority interest .....            354,000            (944,000)
                                                                  -------------       -------------
        Total other income (expense) .......................        (13,676,000)        (22,800,000)
                                                                  -------------       -------------
        Income before income taxes .........................        197,195,000         171,010,000
Income tax expense .........................................         80,365,000          70,254,000
                                                                  -------------       -------------
        Net income .........................................      $ 116,830,000       $ 100,756,000
                                                                  -------------       -------------
                                                                  -------------       -------------
        Net income applicable to common stock ..............      $ 111,008,000       $  94,934,000
                                                                  -------------       -------------
                                                                  -------------       -------------
Per share amounts:

   Net income per average common share - basic .............      $        1.42       $        1.26
                                                                  -------------       -------------
                                                                  -------------       -------------

   Net income per average common share - diluted ...........      $        1.29       $        1.17
                                                                  -------------       -------------
                                                                  -------------       -------------

Weighted average number of common shares outstanding-basic .         78,200,000          75,363,000
                                                                  -------------       -------------
                                                                  -------------       -------------

Weighted average number of common shares outstanding-diluted         90,366,000          86,082,000
                                                                  -------------       -------------
                                                                  -------------       -------------


           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                      1999                      1998
                                                                                 --------------             --------------
Revenue:
   Theme park admissions.............................................             $470,501,000               $395,839,000
   Theme park food, merchandise and other............................              388,391,000                338,267,000
                                                                                 --------------             --------------
        Total revenue................................................              858,892,000                734,106,000
                                                                                 --------------             --------------

Operating costs and expenses:
   Operating expenses................................................              290,431,000                235,240,000
   Selling, general and administrative...............................              128,600,000                106,829,000
   Noncash compensation..............................................               10,503,000                  2,025,000
   Costs of products sold............................................               81,907,000                 76,672,000
   Depreciation and amortization.....................................              114,135,000                 71,408,000
                                                                                 --------------             --------------
        Total operating costs and expenses...........................              625,576,000                492,174,000
                                                                                 --------------             --------------
        Income from operations.......................................              233,316,000                241,932,000
                                                                                 --------------             --------------

Other income (expense):
   Interest expense..................................................              (141,719,000)             (101,893,000)
   Interest income...................................................                19,606,000                24,418,000
   Equity in operations of theme park partnerships...................                26,700,000                24,755,000
   Other income (expense), including minority interest...............                   156,000                (1,890,000)
                                                                                 --------------             --------------
        Total other income (expense).................................               (95,257,000)              (54,610,000)
                                                                                 --------------             --------------
        Income (loss) before income taxes and extraordinary loss.....               138,059,000               187,322,000
Income tax expense...................................................                67,600,000                80,665,000
                                                                                 --------------             --------------
        Income before extraordinary loss.............................                70,459,000               106,657,000
Extraordinary loss on extinguishment of debt, net of
  income tax benefit of $4,104,000 in 1999 and $526,000 in 1998......                (6,157,000)                 (788,000)
                                                                                 --------------             --------------
        Net income...................................................               $64,302,000              $105,869,000
                                                                                 --------------             --------------
                                                                                 --------------             --------------
        Net income applicable to common stock........................               $46,836,000               $94,225,000
                                                                                 --------------             --------------
                                                                                 --------------             --------------

Per share amounts:
   Income per average common share - basic:
        Income before extraordinary loss.............................             $        0.68               $      1.51
        Extraordinary loss...........................................                     (0.08)                    (0.01)
                                                                                 --------------             --------------
        Net income...................................................             $        0.60               $      1.50
                                                                                 --------------             --------------
                                                                                 --------------             --------------
   Income per average common share - diluted:
        Income before extraordinary loss.............................             $        0.68               $      1.48
        Extraordinary loss...........................................                     (0.08)                    (0.01)
                                                                                 --------------             --------------
        Net income...................................................             $        0.60               $      1.47
                                                                                 --------------             --------------
                                                                                 --------------             --------------
Weighted average number of common shares outstanding-basic...........               77,439,000                 62,719,000
                                                                                 --------------             --------------
                                                                                 --------------             --------------
Weighted average number of common shares outstanding-diluted.........               80,002,000                 63,909,000
                                                                                 --------------             --------------
                                                                                 --------------             --------------


           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,

                                                     1999              1998                1999               1998
                                                -------------      -------------       -------------      -------------
Net income ...............................      $ 116,830,000      $ 100,756,000       $  64,302,000      $ 105,869,000
Other comprehensive income (loss) -
   Foreign currency translation adjustment          5,622,000         10,334,000         (13,175,000)        10,692,000
                                                -------------      -------------       -------------      -------------
Comprehensive income .....................      $ 122,452,000      $ 111,090,000       $  51,127,000      $ 116,561,000
                                                -------------      -------------       -------------      -------------
                                                -------------      -------------       -------------      -------------



           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                        1999                1998
                                                                                   -------------       -------------
Cash flow from operating activities:
   Net income ...............................................................    $    64,302,000    $   105,869,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization .......................................        114,135,000         71,408,000
        Equity in operations of theme park partnerships, net of cash received        (18,568,000)       (24,755,000)
        Minority interest in (earnings) loss ................................           (231,000)         2,147,000
        Noncash compensation ................................................         10,503,000          2,025,000
        Interest accretion on notes payable .................................         25,788,000         21,028,000
        Interest accretion on restricted-use investments ....................         (7,609,000)        (8,695,000)
        Extraordinary loss on early extinguishment of debt ..................         10,261,000          1,314,000
        Amortization of debt issuance costs .................................          4,823,000          3,779,000
        Deferred income taxes ...............................................         56,073,000         80,132,000
        Increase in accounts receivable .....................................        (41,061,000)       (38,632,000)
        Increase in inventories and prepaid expenses ........................         (1,853,000)       (14,980,000)
        (Increase) decrease in deposits and other assets ....................         19,482,000        (19,738,000)
        Decrease in accounts payable and accrued liabilities ................         (2,409,000)       (54,056,000)
        Increase in accrued interest payable ................................          3,442,000         35,121,000
                                                                                   -------------       -------------
        Total adjustments ...................................................        172,776,000         56,098,000
                                                                                   -------------       -------------
          Net cash provided by operating activities .........................        237,078,000        161,967,000
                                                                                   -------------       -------------

Cash flow from investing activities:
   Additions to property and equipment ......................................       (334,250,000)       (194,073,000)
   Investment in theme park partnerships ....................................        (39,034,000)             --
   Acquisition of theme parks, net of cash acquired .........................        (80,952,000)     (1,022,643,000)
   Maturities of restricted-use investments .................................         13,221,000              --
   Purchase of restricted-use investments ...................................             --            (321,750,000)
                                                                                   -------------       -------------
        Net cash used in investing activities ...............................       (441,015,000)     (1,538,466,000)
                                                                                   -------------       -------------

Cash flow from financing activities:
   Repayment of long-term debt ..............................................       (496,818,000)       (700,381,000)
   Proceeds from borrowings .................................................        499,024,000       1,361,703,000
   Net cash proceeds from issuance of preferred stock .......................             --             301,185,000
   Net cash proceeds from issuance of common stock ..........................          1,951,000         954,542,000
   Payment of cash dividends ................................................        (17,466,000)         (5,822,000)
   Payment of debt issuance costs ...........................................        (10,934,000)        (41,065,000)
                                                                                   -------------       -------------
        Net cash provided by (used in) financing activities .................        (24,243,000)      1,870,162,000
                                                                                   -------------       -------------
        Effect of exchange rate changes on cash .............................         (1,706,000)            992,000
                                                                                   -------------       -------------
        Increase (decrease) in cash and cash equivalents ....................       (229,886,000)        494,655,000
Cash and cash equivalents at beginning of period ............................        400,578,000          84,288,000
                                                                                   -------------       -------------
Cash and cash equivalents at end of period ..................................      $ 170,692,000       $ 578,943,000
                                                                                   -------------       -------------
                                                                                   -------------       -------------



           See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL - BASIS OF PRESENTATION

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

         Results of operations for the three-month and nine-month periods ended September 30, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         The accompanying consolidated financial statements for the nine months ended September 30, 1998 do not include the results of Walibi or Six Flags for the first three months of that period. See Note 2.

         On November 5, 1999, SFEC was merged into Premier Operations, and the Company entered into a new credit facility (the "New Credit Facility"). See Note 7.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         INCOME PER SHARE

         The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income per share for the three and nine-month periods ended September 30, 1999 and 1998. Additionally, the weighted average number of shares for the nine month periods does not include the impact of the conversion of the Company's mandatorily convertible preferred stock into approximately 9.6 million shares of Common Stock as the effect of the conversion and resulting decrease in preferred stock dividends is antidilutive. In determining net income applicable to common stock for the nine-month periods, the dividends paid on the Company's mandatorily convertible preferred stock have been deducted from net income.


                                                             THREE             THREE
                                                             MONTHS            MONTHS          NINE MONTHS      NINE MONTHS
                                                             ENDED              ENDED            ENDED             ENDED
                                                        SEPT. 30, 1999     SEPT. 30, 1998    SEPT. 30, 1999    SEPT. 30, 1998
                                                        --------------     --------------    --------------    --------------
Weighted average number of common shares
   outstanding--basic .............................        78,200,000        75,363,000        77,439,000        62,719,000
Effect of potential common shares issuable upon the
   exercise of employee stock options .............         2,612,000         1,165,000         2,563,000         1,190,000
Convertible preferred stock .......................         9,554,000         9,554,000              --                --
                                                           ----------        ----------        ----------        ----------
Weighted average number of common shares
   outstanding--diluted ...........................        90,366,000        86,082,000        80,002,000        63,909,000
                                                           ----------        ----------        ----------        ----------
                                                           ----------        ----------        ----------        ----------



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

         RECLASSIFICATIONS

         Certain items in the December 31, 1998 consolidated balance sheet and consolidated statements of operations for the three and nine months ended September 30, 1998 have been reclassified to conform to the 1999 presentation.


2.       ACQUISITION OF THEME PARKS

         On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


paid through issuance of 448,910 shares of Common Stock and 80% was paid in cash. In June 1998, the Company purchased an additional 44.0% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of Common Stock and $31,400,000 in cash. During the remainder of 1998, the Company purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of Common Stock. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from borrowings under its senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill. The Company may be required to issue additional shares of Common Stock based on Walibi's revenues during 1999, 2000 or 2001. The value of the additional shares to be issued, if any, will be recognized as additional goodwill. At September 30, 1999, the Company owned 98.6% of the capital stock of Walibi and intends to purchase the remaining shares during the balance of 1999.

         On April 1, 1998, the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976.0 million, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings (i) 36,800,000 shares of Common Stock (with gross proceeds of $993.6 million), (ii) 5,750,000 Premium Income Equity Securities ("PIES") (with gross proceeds of $310.5 million), (iii) $410.0 million aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251.7 million) and (iv) $280.0 million aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "Senior Notes"), and SFEC issued $170.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285.0 million principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278.1 million at April 1, 1998 (fair value of $318.5 million at that date) and were discharged in full pursuant to a tender offer in June 1999 (see Note 3(d)) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410.0 million of borrowings under a new $472.0 million senior secured credit facility of SFTP (the "Six Flags Credit Facility"). As of the acquisition date and after giving effect to the purchase, $65,619,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,200,974,000 of costs in excess of the fair value of the net assets acquired was recorded as goodwill.

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

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         As the Company purchases units relating to either Partnership Park, it will be entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Partnership Park. Pursuant to its 1999 offer to purchase units in these partnerships, during May 1999, the Company acquired an additional 0.9% of the units in the Texas partnership for approximately $3.3 million. The Company was not required to purchase any limited partnership units of the limited partner in the Georgia partnership during 1999, as no limited partners thereof tendered any units. On September 30, 1999, the Company owned approximately 25% and 34%, respectively, of the limited partnership units in the Georgia and Texas partnerships.

         The accompanying statement of operations for the nine months ended September 30, 1999 reflects the results of Six Flags and Walibi. The statement of operations for the nine months ended September 30, 1998 does not reflect the results of those entities for the first three months of that period. The following summarized unaudited pro forma results of operations for the nine months ended September 30, 1998, assume that the Six Flags Acquisition, the acquisition of Walibi and the related financings occurred as of the beginning of that period.


                                                                  (IN THOUSANDS)

Total revenues ..................................................  $   758,452
Net income ......................................................       19,081
Net income per common share - basic .............................         0.02
Net income per common share - diluted ...........................         0.02


         On May 4, 1999 the Company acquired all of the capital stock of the companies that own and operate Reino Aventura, a theme park located in Mexico City on a site of approximately 107 acres, for a cash purchase price of approximately $59.6 million. The Company funded the acquisition from existing cash. The transaction was accounted for as a purchase.

         On May 25, 1999, the Company also acquired the assets of White Water-Atlanta water park and American Adventures entertainment park located in Atlanta, Georgia and on May 13, 1999, the Company acquired the assets of Splashtown water park located in Houston, Texas. The transactions were accounted for as purchases.

         On October 6, 1999, the Company entered into agreements (i) to purchase Warner Bros. Movie World Germany, near Dusseldorf, Germany, and to enter into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World Theme Park scheduled to open in Madrid, Spain in 2002 and (ii) to provide Premier with long-term license agreements for exclusive theme park usage in Europe and Latin and South America (including Mexico) of the Looney Tunes1, Hanna-Barbera, Cartoon Network and DC Comic characters. See Note 7.

-----------------------
1 Looney Tunes is a copyright and trademark of Warner Bros., a division of Time Warner Entertainment Company, L.P.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       LONG-TERM INDEBTEDNESS

         (a) On January 31, 1997, Premier Operations issued $125,000,000 of 9 3/4% senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Premier Operations. The 1997 Notes are redeemable, at Premier Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

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

         (b) In March 1998, Premier Operations entered into the Premier Credit Facility and terminated its then outstanding $115.0 million credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of debt issuance costs related to the terminated facility. At September 30, 1999, Premier Operations had borrowed $193.5 million under the Premier Credit Facility. The Premier Credit Facility included a five-year $75.0 million revolving credit facility (of which none was outstanding at September 30, 1999), a five-year term loan facility (of which $70.0 million was outstanding at September 30, 1999), requiring principal payments of $7.5 million, $25.0 million, $30.0 million and $10.0 million in the second, third, fourth and fifth years, and an eight-year $125.0 million term loan facility (of which $123.5 million was outstanding as of September 30, 1999) requiring principal payments of $1.0 million in each of the first six years and $25.0 million and $94.0 million in the seventh and eighth years, respectively. Borrowings under the Premier Credit Facility were guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate).

         The Premier Credit Facility contained restrictive covenants that, among other things, limited the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Premier Credit Facility required that Premier Operations comply with certain specified financial ratios and tests. On November 5, 1999, the Company refinanced the indebtedness outstanding under the Premier Credit Facility with a portion of the proceeds of the New Credit Facility. See Note 7.

         (c) On April 1, 1998, the Company issued $410.0 million principal amount at maturity of Senior Discount Notes and $280.0 million principal amount of Senior Notes. The notes are senior unsecured obligations of Premier and are not guaranteed by Premier's subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Notes require annual interest payments of approximately $25.9 million (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

         Approximately $70.7 million of the net proceeds of the Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75.0 million of the net proceeds of the

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Senior Discount Notes were deposited in a restricted-use investment in escrow, until April 1, 2003, to provide a fund to pay certain of Premier's potential obligations to the limited partners of the Partnership Parks. See Note 2.

         The indentures under which the Senior Discount Notes and the Senior Notes were issued limit the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (d) On June 30, 1999, the Company issued $430.0 million principal amount of 9 3/4% Senior Notes (the "New Notes"). The New Notes are senior unsecured obligations of Premier and are not guaranteed by Premier's subsidiaries. The New Notes require annual interest payments of approximately $41.9 million and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The New Notes are redeemable, at the Company's option, in whole or in part, at any time on or after June 15, 2003 at varying redemption prices. The indenture under which the New Notes were issued contains covenants substantially similar to those relating to the Senior Notes and the Senior Discount Notes.

         The net proceeds of the New Notes were used to fund the purchase in a tender offer of $87.5 million of PPO's 12% Senior Notes and the entire $285.0 million principal amount of SFTP's 12 1/4% Senior Subordinated Notes. The $2.5 million balance of PPO Notes were redeemed in September 1999. The tender offer resulted in an extraordinary loss of $10.3 million on extinguishment of debt, net of income tax benefit, of $4.1 million.

         (e) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were deposited in a restricted use investment in escrow to provide for the repayment in full on December 15, 1999 of pre-existing notes (the "SFEC Zero Coupon Notes") of SFEC (with a carrying value of $191.0 million at September 30, 1999).

         The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. On November 5, 1999, SFEC was merged into PPO, which assumed all of SFEC's obligations under the indenture.

         (f) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $409.0 million at September 30, 1999. The Six Flags Credit Facility included (i) a $100.0 million five-year revolving credit facility to be used to refinance pre-existing Six Flags bank indebtedness and for working capital and other general corporate purposes (of which $38.0 million was outstanding on September 30, 1999); and (ii) a $372.0 million term loan facility (the "Term Loan Facility"), of which $371.0 million was outstanding on September 30, 1999. Borrowings under the Term Loan Facility would have matured on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million were required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility were secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and were guaranteed by such

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


subsidiaries and SFEC.

         The Six Flags Credit Facility contained restrictive covenants that, among other things, limited the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, except that (subject to covenant compliance) dividends were permitted to allow SFEC to meet cash pay interest obligations with respect to its SFEC Notes; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Six Flags Credit Facility required that SFTP comply with certain specified financial ratios and tests. On November 5, 1999, the Company refinanced the indebtedness outstanding under the Six Flags Credit Facility with a portion of the proceeds of the New Credit Facility. See Note 7.

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

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

         None of the other actions are believed by management to involve amounts that would be material to the Company's consolidated financial condition, operations or liquidity after consideration of recorded accruals.

5.       INVESTMENT IN THEME PARK PARTNERSHIPS

         The following reflects the summarized results of the four parks managed by the Company for the three and nine months ended September 30, 1999 and September 30, 1998. The summarized results for the nine months ended September 30, 1998 do not include the results of the Partnership Parks for the first three months of that period. The general partner and limited partnership interests in the Partnership Parks were purchased on April 1, 1998 and the lease agreement with the owner of Six Flags Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season. The summarized results include the results of White Water Atlanta (which is owned by the partnership that owns Six Flags Over Georgia) only for the period subsequent to its acquisition on May 25, 1999.


                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   ------------------               -----------------
                                            SEPT. 30, 1999   SEPT. 30, 1998   SEPT. 30, 1999  SEPT. 30, 1998
                                            --------------   --------------   --------------  --------------
                                                                      (IN THOUSANDS)

Revenue ..............................         $100,797         $ 88,285         $200,944         $168,934
Expenses:
   Operating expenses ................           27,279           27,226           72,723           57,466
   Selling, general and administrative            6,639            8,602           27,750           21,831
   Costs of products sold ............            8,690            9,645           18,548           18,116
   Depreciation and amortization .....            3,980            3,478           11,502            7,815
   Interest expense, net .............            1,433            1,241            5,640            5,242
   Other expense .....................              264               62              458              229
                                               --------         --------           ------         --------
      Total ..........................           48,285           50,254          136,621          110,699
                                               --------         --------           ------         --------
   Net income ........................         $ 52,512         $ 38,031           64,323         $ 58,235
                                               --------         --------           ------         --------


         The Company's share of income from operations of the Partnership Parks for the three and nine months ended September 30, 1999 were $33,937,000 and $39,219,000, respectively, prior to interest, depreciation and amortization charges of $5,880,000 and $12,519,000, respectively. The Company's share of income from operations of the Partnership Parks for the three and nine months ended September 30, 1998 was $15,163,000 and $28,896,000, respectively, prior to interest, depreciation and amortization charges of $2,980,000 and $4,141,000, respectively. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       BUSINESS SEGMENTS

         The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization. The segment financial information for the nine months ended September 30, 1998 does not include the results of Six Flags, Walibi and the Partnership Parks for the first three months of that period.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           ------------------                    -----------------
                                                      SEPT. 30,1999    SEPT. 30, 1998     SEPT. 30, 1999    SEPT. 30, 1998
                                                      -------------    --------------     --------------    --------------
                                                                                 (IN THOUSANDS)
Theme park revenue ..............................      $   572,525       $   523,362       $ 1,059,836       $   903,040
Theme park cash expenses ........................          256,838           242,702           604,045           491,148
                                                       -----------       -----------       -----------       -----------
Aggregate park EBITDA ...........................          315,687           280,660           455,791           411,892
Third-party share of EBITDA from parks
   accounted for under the equity method ........          (25,596)          (28,278)          (40,692)          (43,302)
Amortization of investment in theme park
   partnerships .................................           (4,348)           (2,980)          (10,987)           (4,141)
Unallocated net expenses, including corporate and
  other expenses from park acquired  after
  completion of the operating season.............           (6,312)          (10,484)          (29,805)          (28,244)
Depreciation and amortization ...................          (40,149)          (33,869)         (114,135)          (71,408)
Interest expense ................................          (48,159)          (46,028)         (141,719)         (101,893)
Interest income .................................            6,072            11,989            19,606            24,418
                                                       -----------       -----------       -----------       -----------
Income before income taxes ......................      $   197,195       $   171,010       $   138,059       $   187,322
                                                       -----------       -----------       -----------       -----------
                                                       -----------       -----------       -----------       -----------

Theme park revenue ..............................      $   572,525       $   523,362       $ 1,059,836       $   903,040
Theme park revenue from parks accounted for under
the equity method ...............................         (100,797)          (88,285)         (200,944)         (168,934)
                                                       -----------       -----------       -----------       -----------
Consolidated total revenue ......................      $   471,728       $   435,077       $   858,892       $   734,106
                                                       -----------       -----------       -----------       -----------
                                                       -----------       -----------       -----------       -----------


         Six of the Company's parks are located in Europe and one is located in Mexico. The following information reflects the Company's assets and revenue by domestic and foreign categories as of and for the nine months ended September 30, 1999. The Company acquired its European operations on March 26, 1998 and acquired its Mexican park on May 4, 1999:


                                                                                 (In thousands)
                                                             ----------------------------------------------------
                                                                DOMESTIC             FOREIGN                TOTAL
                                                              ----------            --------           ----------
Total assets.......................................           $3,952,250            $266,270           $4,218,520

Revenue............................................              771,464              87,428              858,892




7.       SUBSEQUENT EVENTS

         On October 6, 1999, the Company entered into agreements (i) to purchase Warner Bros. Movie World Germany, near Dusseldorf, Germany and to enter into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World Theme Park scheduled to open in Madrid, Spain

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


in 2002 and (ii) to provide Premier with long-term license agreements for exclusive theme park usage in Europe and Latin and South America (including Mexico) of the Looney Tunes, Hanna-Barbera, Cartoon Network and DC Comic characters. The transactions will require an aggregate cash payment at closing of approximately $180 million, which the Company expects to fund from a portion of the proceeds of the New Credit Facility described below. The Company expects to close the transactions in mid-November 1999.

         On November 5, 1999, the Company entered into the New Credit Facility and, in connection therewith, merged SFEC into Premier Operations. The New Credit Facility includes a $300 million five-year revolving credit facility, a $300 million, five-and-one-half-year multicurrency reducing revolving facility and a $600 million six-year term loan. Borrowings under the revolving credit facility must be repaid in full for thirty consecutive days each year. The multicurrency facility, which permits optional prepayments and refinancings, requires quarterly mandatory reductions of 2.5% of the committed amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. Any borrowings outstanding in excess of such reduced committed amounts at the time of such reduction must be repaid. The term loan facility requires quarterly repayments of 0.25% thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. The principal borrower under the facility is SFTP, and borrowings under the New Credit Facility are guaranteed by Holdings, Premier Operations and all of the Company's domestic subsidiaries and are secured by substantially all of the Company's assets.

         The New Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, Senior Discount Notes and New Notes, cash dividend payments on its PIES and its obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the New Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

         On November 5, 1999, the Company borrowed $892.0 million under the New Credit Facility principally to repay all amounts outstanding under the Premier Credit Facility and the Six Flags Credit Facility and to provide funds to consummate the Warner Bros. transactions described above. The termination of the Premier and Six Flags Credit Facilities will result in an extraordinary loss in the fourth quarter of 1999 solely in respect of the debt issuance costs related thereto in an amount of approximately $5.2 million net of estimated tax benefit of $3.4 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         GENERAL

         Results of operations for the three months and nine months ended September 30, 1999 and the three months ended September 30, 1998 include the results of Walibi, Six Flags and the Partnership Parks (each of which was acquired during 1998), for the entire period. Results for the nine months ended September 30, 1998 do not include the results of Walibi, Six Flags or the Partnership Parks for the first three months of that period. Results of operations for the 1999 periods also include the results of the May 1999 acquisitions (Reino Aventura, White Water Atlanta and Splashtown) from and after their respective acquisition dates.

         Results of operations for the three-month and nine-month periods ended September 30, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenue in the third quarter of 1999 totaled $471.7 million ($460.8 million without giving effect to the parks (the "Acquired Parks") acquired in the May 1999 acquisitions) compared to $435.1 million for the third quarter of 1998. The $25.6 million (5.9%) increase in 1999 revenue (excluding the Acquired Parks) compared to revenue for the third quarter of 1998 resulted primarily from a 10.7% increase in attendance, and the admission revenues and in-park spending associated therewith. The four newly branded Six Flags parks achieved a 20.1% increase in attendance for the third quarter of 1999 compared to the third quarter of 1998.

         Operating expenses for the third quarter of 1999 increased $19.2 million ($15.3 million excluding the Acquired Parks) compared to the 1998 period. The 13.5% increase (excluding the Acquired Parks) resulted primarily from increased staffing levels and other expenses associated with higher attendance levels. As a percentage of revenues, operating expenses were 28.2% in 1999 as compared to 26.1% in the prior year period.

         Selling, general and administrative expenses (including noncash compensation) for the third quarter of 1999 decreased $6.4 million, compared to the expenses for the comparable quarter of 1998. As a percentage of revenue, these expenses (including noncash compensation) were 8.5% in 1999, down from 10.7% in 1998. Selling, general and administrative expenses for the Acquired Parks were $1.7 million for the third quarter of 1999. Advertising expenditures for the quarter increased by $2.7 million, reflecting a return to historical advertising levels at the Six Flags parks and additional expenditures in support of the 1999 transition of four original Premier parks to the Six Flags brand. The increase in noncash compensation related to the issuance of restricted stock and conditional employee stock options in the fourth quarter of 1998. The $11.4 million decrease in remaining selling, general and administrative expenses in the 1999 period resulted from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition, and significant cost reductions in other areas, including insurance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Costs of products sold remained relatively constant for the two quarters. As a percentage of theme park food, merchandise and other revenue, costs of products sold represented 21.3% in 1999, as compared to 22.2% in 1998.

         Depreciation and amortization expense for the third quarter of 1999 increased $6.3 million compared to the 1998 level attributable to the recognition of depreciation and amortization expense associated with the Acquired Parks and to the Company's on-going capital program. Interest expense, net increased $8.0 million compared to interest expense, net for the third quarter of 1998, representing a $2.1 million increase in interest expense and a $5.9 million decline in interest income. The increase in interest expense resulted from higher average interest rates on a slightly higher outstanding debt while the decline in interest income resulted from a lower average cash and cash equivalents balance during the 1999 period compared to the 1998 period.

         Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas and Six Flags Over Georgia (including its ownership of White Water Atlanta in the 1999 period), the lease of Six Flags Marine World and the management of all four parks. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia commenced on April 1, 1998, the date of the Six Flags Acquisition. The Company earns its share of the cash flow from the lease and management of Six Flags Marine World during the second half of the year. The $15.9 million increase in the equity in operations of theme park partnerships compared to the level for the third quarter of 1998 was attributable to improved performance at the Partnership Parks and the inclusion of the results of White Water Atlanta.

         Income tax expense was $80.4 million for the third quarter of 1999 compared to $70.3 million, for the same quarter of 1998. The effective tax rate for the third quarter of 1999 was 40.8% compared to a rate of 41.1% for the comparable quarter of 1998. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, and as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

         The table below sets forth certain financial information with respect to the Company for the nine months ended September 30, 1999 and 1998 and with respect to Six Flags and Walibi for the three months ended March 31, 1998 (representing the pre-acquisition portion of the 1998 period) and on a pro forma basis for the nine months ended September 30, 1998 with respect to depreciation and amortization, interest expense, net and income tax expense as if the acquisitions of Six Flags and Walibi had occurred on the first day of 1998:

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                           Nine months Ended September 30, 1998
                                                        --------------------------------------------------------------------------
                                                                          Historical       Historical
                                                                           Six Flags       Walibi for
                                                                          for Period         Period          Pro
                                      Nine months                          Prior to         Prior to        Forma         Company
                                         Ended           Historical        April 1,        March 26,       Adjust-          Pro
                                     Sept. 30, 1999        Premier          1998(1)         1998(2)         ments          Forma
                                     ----------------   --------------   --------------   -------------  ------------   ----------
                                                                            (In thousands)

Revenue:
   Theme park admissions ...........    $ 470,501       $ 395,839        $ 15,047         $   883        $   --          $ 411,769
   Theme park food,
     Merchandise and other .........      388,391         338,267           7,792             624            --            346,683
                                     ----------------   --------------   --------------   -------------  -------------  ----------
     Total revenue .................      858,892         734,106          22,839           1,507            --          $ 758,452
                                     ----------------   --------------   --------------   -------------  -------------  ----------
Operating costs and expenses:
   Operating expenses ..............      290,431         235,240          45,679           4,626            --            285,545
   Selling, general and
     Administrative ................      128,600         106,829          19,278           3,407            --            129,514
   Noncash compensation ............       10,503           2,025            --              --              --              2,025
   Costs of products sold ..........       81,907          76,672           2,193             248            --             79,113
   Depreciation and amortization ...      114,135          71,408          17,629           3,214           6,440 (3)       98,691
                                     ----------------   --------------   --------------   -------------  -------------  ----------
   Total operating costs
     and expenses ..................      625,576         492,174          84,779          11,495           6,440          594,888
                                     ----------------   --------------   --------------   -------------  -------------  ----------

     Income (loss) from operations .      233,316         241,932         (61,940)         (9,988)         (6,440)         163,564
                                     ----------------   --------------   --------------   -------------  ------------- -----------
Other income (expense):
   Interest expense, net ...........     (122,113)        (77,475)        (21,262)           (889)        (17,901)(4)     (117,527)
   Equity in operations
     of theme park partnerships ....       26,700          24,755            --              --           (13,162)(5)       11,593
   Other income (expense), including
     minority interest .............          156          (1,890)           --                (1)           --             (1,891)
                                     ----------------   --------------   --------------   -------------  -------------  ----------
   Total other income (expense) ....      (95,257)        (54,610)        (21,262)           (890)        (31,063)        (107,825)

Income (loss) before income taxes
  and extraordinary loss ...........      138,059         187,322         (83,202)        (10,878)        (37,503)          55,739
Income tax expense (benefit) .......       67,600          80,665         (27,792)         (4,786)        (12,217)(6)       35,870
                                     ----------------   --------------   --------------   -------------  -------------  ----------
Income (loss) before extraordinary
  loss .............................    $  70,459       $ 106,657        $(55,410)        $(6,092)       $(25,286)       $  19,869
                                     ----------------   --------------   --------------   -------------  -------------  ----------
                                     ----------------   --------------   --------------   -------------  -------------  ----------

EBITDA(7) ..........................    $ 357,954       $ 315,365        $(44,311)        $(6,774)       $   --          $ 264,280
                                     ----------------   --------------   --------------   -------------  -------------  ----------
                                     ----------------   --------------   --------------   -------------  -------------  ----------
Adjusted EBITDA(8) .................    $ 397,173       $ 344,261        $(44,311)        $(6,774)       $(11,950)       $ 281,226
                                     ----------------   --------------   --------------   -------------  -------------  ----------
                                     ----------------   --------------   --------------   -------------  -------------  ----------


---------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to (i) eliminate results of the Partnership Parks and (ii) eliminate the expense associated with certain one-time option payments resulting from the purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date.

(3) Includes adjustments to eliminate the historical depreciation and amortization for Six Flags and Walibi and the inclusion of estimated pro forma depreciation and amortization for the three months ended March 31, 1998.

(4) Includes adjustments to reflect additional interest expense associated with the Senior Notes, the Senior Discount Notes, the SFEC Notes, the Premier Credit Facility and the Six Flags Credit Facility net of (a) the elimination of the historical interest expense associated with the Company and Six Flags credit facilities outstanding prior to April 1, 1998 and the long term debt of Walibi and (b) the amortization of the fair market value adjustments on the SFTP Senior Subordinated Notes and the SFEC Zero Coupon Notes recorded in connection with the acquisition of Six Flags. Issuance costs associated with the borrowings are being amortized over their respective periods.

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

-------------

         Revenue in the first nine months of 1999 totaled $858.9 million ($840.5 million without giving effect to the Acquired Parks) compared to $734.1 million (actual) and $758.5 million (pro forma) for the first nine months of 1998. The $82.1 million (10.8%) increase in 1999 revenue (excluding the Acquired Parks) compared to pro forma revenue for the first nine months of 1998 resulted primarily from an aggregate same park attendance increase of 4 million (15.2%) and substantial season pass sales, resulting in increased admission and in-park revenues.

         Operating expenses for the first nine months of 1999 increased $55.2 million ($48.3 million excluding the Acquired Parks) compared to actual expenses for the first nine months of 1998 and decreased $2.0 million (excluding the Acquired Parks) compared to pro forma expenses for the first nine months of 1998. The decrease (excluding the Acquired Parks) compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998 partially offset by higher expenses at the original Premier parks resulting from increased attendance and revenues. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, these expenses were 33.8% and 37.7% respectively.

         Selling, general and administrative expenses (including noncash compensation) for the first nine months of 1999 increased $30.2 million and $7.6 million compared to the actual and pro forma expenses for the first nine months of 1998. Selling, general and administrative expenses for the Acquired Parks were $2.4 million for the 1999 period. Advertising expenditures for the nine months increased by $25 million over the pro forma expense for 1998 reflecting a return to historical advertising levels of expenditures at the Six Flags parks and additional expenditures in support of the 1999 transition of four

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

original Premier parks to the Six Flags brand. Noncash compensation, increased by $8.3 million, related to the issuance of restricted stock and conditional employee stock options during 1998. Remaining selling, general and administrative expenses decreased by $28.3 million in the 1999 period primarily as a result of reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition, as well as certain other savings, including insurance. Comparing 1999 actual (including the Acquired Parks) to 1998 pro forma as a percentage of revenues, these expenses were 16.3% and 17.3% respectively.

         Costs of products sold in the 1999 period increased $5.2 million ($3.6 million excluding the Acquired Parks) and $2.8 million ($1.2 million excluding the Acquired Parks), respectively, compared to actual and pro forma expenses for the first nine months of 1998.

         Depreciation and amortization expense for the first nine months of 1999 increased $42.7 million and $15.4 million, respectively, compared to the actual and pro forma amounts for the first nine months of 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program at the previously owned parks and from the additional improvements associated with the Acquired Parks. Interest expense, net increased $44.6 million compared to the actual interest expense, net for the first nine months of 1998 and increased $4.6 million compared to the pro forma interest expense, net for the first nine months of 1998. The increase compared to pro forma interest expense, net for 1998 resulted from higher average interest rates on a slightly higher average debt and reduced interest income from lower average cash and cash equivalent balances during the 1999 period.

         Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas and Six Flags Over Georgia (including White Water Atlanta), the lease of Six Flags Marine World and the management of all four parks. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia commenced on April 1, 1998, the date of the Six Flags Acquisition. The Company earns its share of the cash flows from the lease and management of Six Flags Marine World during the second half of the year. The $15.1 million increase in the equity in operations of theme park partnerships compared to the pro forma level for the first nine months of 1998 was attributable to improved performance at the Partnership Parks and the inclusion of the results of White Water Atlanta.

         Income tax expense was $67.6 million for the first nine months of 1999 compared to a $80.7 million expense and a $35.9 million expense for the actual and pro forma results, respectively, for the first nine months of 1998. The effective tax rate for the first nine months of 1999 was 49.0% compared to a rate on the pro forma amount of 64.4% for the first nine months of 1998. The Company's effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business and as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At September 30, 1999, the Company's indebtedness (including $191.0 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $2,096.1 million, of which approximately $212.9 million (including $191.0 million carrying value of the pre-existing SFEC Notes) matures prior to September 30, 2000. On November 5, 1999, the Company refinanced all amounts outstanding under the Premier and Six Flags Credit Facilities (aggregating $602.5 million at September 30, 1999) with a portion of the proceeds of a borrowing under the New Credit Facility. See Notes 3 and 7 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the nine months ended September 30, 1999, net cash provided by operating activities was $237.1 million. Net cash used in investing activities in the first nine months of 1999 totaled $441.0 million, consisting primarily of capital expenditures and acquisitions of theme parks. Net cash used in financing activities in the first nine months of 1999 was $24.2 million, representing primarily proceeds of the issuance of New Notes described in Note 3(d) to the Company's Consolidated Financial Statements, offset by the retirement of the Premier Operations and SFTP notes described therein.

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

         The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the New Credit Facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and PIES requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

         To minimize the Company's exposure to changing foreign currency rates on ride purchases, in the past the Company has entered into foreign exchange forward contracts. No foreign exchange forward contracts are outstanding as of September 30, 1999. Additionally, the Company has not hedged its exposure to changes in foreign currency rates related to its foreign parks.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. The Company plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2001. If the provisions of SFAS No. 133 were to be applied as of September 30, 1999, they would not have a material effect on the Company's financial position as of such date, or the results of operations for the three-month and nine-month periods then ended.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


to Year 2000 issues of third parties, are expected to be less than $0.8 million.

         The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. The Company has not developed Year 2000 contingency plans other than as described above, and does not expect to do so unless merited by the results of its continuing review. However, all but one of the Company's parks will not be in operation on January 1, 2000 due to the operating season for the Company's parks being primarily from Memorial Day to Labor Day.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" above and Item 7A of the Company's December 31, 1998 Form 10-K.

                           PART II - OTHER INFORMATION

ITEMS 1 - 5

         Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 $1,200,000,000 Credit Agreement among Premier Parks Inc., Premier Parks Operations Inc., Six Flags Theme Parks Inc., as Primary Borrower, the Foreign Subsidiary Borrowers from time to time parties hereto, the Several Lenders from time to time parties hereto, The Bank of New York, as Syndication Agent, Bank of America, N.A. and The Bank of Nova Scotia, as Documentation Agents, Lehman Brothers Inc. and Lehman Brothers International (Europe) Inc., as Advisors , Lead Arrangers and Book Managers, and Lehman Commercial Paper Inc., as Administrative Agent, dated as of November 5, 1999 (Exhibits and Schedules intentionally deleted)

                  27.1      Financial Data Schedule - September 30, 1999

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PREMIER PARKS INC.
                                                 (Registrant)


                                              /s/ Kieran E. Burke
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                             /s/ James F. Dannhauser
                                             CHIEF FINANCIAL OFFICER



Date:   November 15, 1999