Form 10-K405
period 1999-12-31
PREMIER PARKS INC
filed 2000-03-30
CIK 701374

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER: 0-9789
                            ------------------------

                               PREMIER PARKS INC.

             (Exact name of Registrant as specified in its charter)

         DELAWARE                                13-3995059
     (State or other                          (I.R.S. Employer
     jurisdiction of                        Identification No.)
     incorporation or
      organization)

           11501 NORTHEAST EXPRESSWAY, OKLAHOMA CITY, OKLAHOMA 73131
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (405) 475-2500
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------  --------------------------------------------------
Shares of common stock, par value $.025 per share,  New York Stock Exchange with Rights to Purchase Series A Junior
  Preferred Stock
Premium Income Equity Securities, consisting of
Depositary Shares representing 1/500 of a share of  New York Stock Exchange
  7 1/2% Mandatorily Convertible Preferred Stock

                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant.

    Approximately $1,580.6 million as of March 1, 2000 (based on the last sales price on such date as reported on the New York Stock Exchange). See "Item 5.--Market for the Registrant's Common Equity and Related Stockholder Matters."

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date.

    The number of shares of Common Stock of the Registrant outstanding as of March 1, 2000 was 78,581,003 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in June 2000, which will be filed by the Registrant within 120 days after the close of its 1999 fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    The Company(1) is the largest regional theme park operator in the world. The 34 parks it operated during the 1999 season had attendance of approximately
43.2 million. It now operates 35 regional parks, including 15 of the 50 highest attendance theme parks in North America, the largest paid admission theme park in Mexico and seven theme parks in Europe. The Company's theme parks serve each of the 10 largest metropolitan areas in the United States. The Company estimates that approximately two-thirds of the population of the continental United States live within a 150-mile radius of the Company's parks.

    For the year ended December 31, 1999, the Company's reported total revenue was approximately $927.0 million and its consolidated earnings before interest, taxes, depreciation and amortization and non-cash compensation ("EBITDA") was approximately $319.0 million. Adjusted EBITDA for the year was $363.2 million. Adjusted EBITDA includes the Company's proportionate share of the EBITDA of the parks that are less than wholly-owned by the Company and accounted for by the equity method, I.E., Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World (the "Partnership Parks"). Aggregate combined revenues and EBITDA of the Company and the Partnership Parks for 1999 were $1,152.8 million and $404.6 million, respectively.

    In May 1999, the Company acquired Reino Aventura, a theme park located in Mexico City. Also in May 1999, the Company acquired two water parks, White Water Atlanta (with an adjacent entertainment park) in Atlanta and Splashtown in Houston.

    In November 1999, the Company acquired Warner Bros. Movie World Germany, a theme park located near Dusseldorf, Germany. At the same time, the Company entered into (i) a long-term license agreements with Warner Bros. for exclusive theme park usage in Europe and Latin and South America (including Mexico) of the Looney Tunes, Hanna-Barbera, Cartoon Network and DC Comics characters,(2) which complement the Company's domestic license described below and (ii) a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. See Note 2 to Notes to Consolidated Financial Statements.

    In April 1998, the Company acquired the twelve parks (including its interests in two of the Partnership Parks) that then constituted the Six Flags chain. Six Flags has operated regional theme parks under the Six Flags name for nearly forty years. As a result, Six Flags is a nationally-recognized brand name. Premier obtained worldwide ownership of the Six Flags brand name, and in the 1998 and 1999 seasons commenced the use of the Six Flags brand name at five parks and is adding the brand to four additional parks for the 2000 season.

    As part of the Six Flags acquisition, the Company obtained the exclusive right for theme-park usage of certain Warner Bros. and DC Comics animated characters throughout the United States (except the Las Vegas metropolitan area) and Canada. These characters include BUGS BUNNY, DAFFY DUCK, TWEETY BIRD, YOSEMITE SAM, BATMAN, SUPERMAN and others.

------------------------

(1) As used in this Report, unless the context requires otherwise, "Company" or "Premier" refers to Premier Parks Inc. and its consolidated subsidiaries.

(2) LOONEY TUNES, characters, names and all related indicia are trademarks of Warner Bros. -C- 2000, a division of Time Warner Entertainment Company,
    L.P. ("TWE"), BATMAN and SUPERMAN and all related characters, names and indicia are copyrights and tradermarks of DC Comics -C- 2000, CARTOON NETWORK and logo are trademarks of Cartoon Network -C- 2000, SIX FLAGS and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc. -C- 2000, a subsidiary of the Company. FIESTA TEXAS and all related indicia are trademarks of Fiesta Texas, Inc. -C- 2000, a subsidiary of the Company.

    The Company's 35 parks at December 31, 1999, are located in geographically diverse markets across North America and Europe. Each of the Company's theme parks is individually themed and provides a complete family-oriented entertainment experience. The Company's theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets. In the aggregate, the Company's theme parks offer more than 800 rides, including over 100 roller coasters, making the Company the leading provider of "thrill rides" in the industry.

    Since current management assumed control in 1989, the Company has acquired 34 parks (including its interests in the Partnership Parks), and has achieved significant internal growth.

DESCRIPTION OF DOMESTIC PARKS

    SIX FLAGS AMERICA

    Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 37(th) largest theme park in North America.(3) The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.6 million people within 50 miles and 11.0 million people within 100 miles. Based on a copyrighted 1999 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 7 and number 23 DMAs in the United States, respectively.

    The Company owns a site of 515 acres, with 131 acres currently used for park operations. The remaining 384 acres, which are fully zoned for entertainment and recreational uses, provide the Company with ample expansion opportunity, as well as the potential to develop complementary operations.

    Six Flags America's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

    SIX FLAGS ASTROWORLD, SIX FLAGS WATERWORLD AND SPLASHTOWN

    Six Flags AstroWorld, the 34(th) largest theme park in North America, and the separately gated adjacent Six Flags WaterWorld, the 13(th) largest water park in the United States, are located in Houston, Texas. The Houston, Texas market provides the parks with a permanent resident population of 4.3 million people within 50 miles and 5.2 million people within 100 miles. The Houston market is the number 11 DMA in the United States.

    In May 1999, the Company acquired Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld. The Company believes it can increase attendance and revenues at all three Houston facilities through joint season pass and other joint ticketing and marketing programs and can increase operating efficiencies at the facilities through shared expenses.

    The Company owns a site of approximately 90 acres used for the theme park, approximately 14 acres used for Six Flags WaterWorld and approximately 60 acres for Splashtown. Six Flags WaterWorld and Splashtown compete with each other and with Water Works, a nearby water park. Six Flags AstroWorld competes with Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 200 miles from the park. In addition, the park competes with Six Flags Over Texas, the Company's park located in Arlington, Texas, approximately 250 miles from the park.

------------------------

(3) Park rankings are based on 1999 attendance as published in Amusement Business, an industry trade publication.

    SIX FLAGS DARIEN LAKE & CAMPING RESORT

    Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 36(th) largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and 3.2 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 39, number 77 and number 76 DMAs in the United States, respectively.

    The Six Flags Darien Lake property consists of approximately 988 acres, including 144 acres for the theme park, 242 acres of campgrounds and 602 acres of agricultural, undeveloped and water areas. Six Flags Darien Lake also has a 20,000 seat amphitheater. The Company has a long-term arrangement with a national concert promoter to lease and operate the amphitheater.

    Adjacent to the Six Flags Darien Lake theme park are a 164 room hotel and a camping resort, each owned and operated by the Company. The campgrounds include 1,180 developed campsites, including 430 recreational vehicles (RVs') available for daily and weekly rental. The campground is the fifth largest in the United States. In 1999, approximately 330,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

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

    SIX FLAGS ELITCH GARDENS

    Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Mile High Stadium and the Pepsi Center Arena, and close to Coors Field. Six Flags Elitch Gardens is the 40(th) largest theme park in North America. The park's primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population base of approximately 2.4 million people within 50 miles of the park and approximately 3.3 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

    SIX FLAGS FIESTA TEXAS

    Six Flags Fiesta Texas, the 25(th) largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.7 million people within 50 miles and approximately 3.0 million people within 100 miles. The San Antonio market is the number 38 DMA in the United States.

    Six Flags Fiesta Texas' principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with two Company parks: Six Flags AstroWorld, located in Houston, Texas, and Six Flags Over Texas located in Dallas.

    SIX FLAGS GREAT ADVENTURE AND SIX FLAGS WILD SAFARI ANIMAL PARK

    Six Flags Great Adventure, the 10(th) largest theme park in North America, and the separately gated adjacent Six Flags Wild Safari Animal Park, are located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The Company is adding a separately gated water park to the site for the 2000 season. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately
12.2 million people within 50 miles and approximately 26.4 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

    The Company owns a site of approximately 2,200 acres, of which approximately 125 acres are currently used for the theme park operations, and approximately 350 adjacent acres are used for the wildlife safari park, home to over 1,200 exotic animals representing more than 58 species, which can be seen over a four and one-half mile drive. The new water park will be located on approximately 23 acres. Over 1700 acres remain undeveloped. Six Flags Great Adventure's principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park.

    SIX FLAGS GREAT AMERICA

    Six Flags Great America, the 18(th) largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 7.8 million people within 50 miles and approximately
12.0 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 31 DMAs in the United States, respectively.

    The Company owns a site of approximately 440 acres of which 92 are used for the theme park operations, and approximately 106 usable acres are located in a separate parcel available for expansion and complementary uses. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, the Company's park located outside St. Louis, Missouri, approximately 320 miles from the park.

    SIX FLAGS KENTUCKY KINGDOM

    Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky State Fair in Louisville, Kentucky, of which approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company. Six Flags Kentucky Kingdom is the 46th largest theme park in North America. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.4 million people within 50 miles and approximately
4.6 million people within 100 miles. The Louisville and Lexington markets are the number 50 and number 66 DMAs in the United States.

    Six Flags Kentucky Kingdom's only significant direct competitor is Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park.

    SIX FLAGS MAGIC MOUNTAIN AND SIX FLAGS HURRICANE HARBOR

    Six Flags Magic Mountain, the 17(th) largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor, are located in Valencia, California, in the northwest section of Los Angeles County. The Los Angeles, California market provides the parks with a permanent resident population of approximately 9.8 million people within 50 miles and approximately
15.8 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

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

    SIX FLAGS MARINE WORLD

    Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 30(th) largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.2 million people within 50 miles and approximately 9.7 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 20 DMAs in the United States, respectively.

    The Company manages the operations of Six Flags Marine World under a management agreement entered into in February 1997, pursuant to which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In addition, in November 1997 the Company exercised at no additional cost an option to lease approximately 55 acres of land at the site on a long-term basis and at nominal rent, entitling the Company to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, the Company has the option to purchase the entire park beginning in February 2002, which it currently expects to exercise at that time.

    Six Flags Marine World is located on approximately 136 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks and rays, birds and reptiles, tropical and cold water fish and marine invertebrates, and butterflies, all featured in a variety of exhibits and participatory attractions.

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

    SIX FLAGS NEW ENGLAND

    Six Flags New England (formerly Riverside Park) is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 95 miles west of Boston. Six Flags New England is the 40(th) largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles and 14.7 million people within 100 miles. Springfield, Hartford/New Haven and Boston are the number 105, number 27 and number 6 DMAs in the United States. Six Flags New England is comprised of approximately 230 acres, with 90 acres currently used for park operations, 12 acres for a picnic grove and approximately 128 undeveloped acres.

    Six Flags New England's only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, the Company's park located in Lake George, New York, approximately 150 miles from Six Flags New England.

    SIX FLAGS OHIO

    Six Flags Ohio (formerly Geauga Lake), a combination theme and water park, is the 49(th) largest theme park in North America. Six Flags Ohio is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and approximately 7.2 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 13, number 99 and number 19 DMAs in the United States, respectively.

    Adjacent to Six Flags Ohio are a 145 room hotel and a camping resort, each owned and operated by the Company. The campgrounds include 300 developed campsites, including 12 recreational vehicles (RV's) available for daily and weekly rental. In 1999, approximately 62,000 people used the Six Flags Ohio hotel and campgrounds.

    The 263-acre property on which Six Flags Ohio is situated includes a 50-acre spring-fed lake. The theme park itself presently occupies approximately 45 acres. There are approximately 121 acres of undeveloped land (of which approximately 40 acres have the potential for further development).

    Six Flags Ohio's principal competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from the park. There are also three small water parks within a 50-mile radius of Six Flags Ohio, and Sea World of Ohio, a marine park, is located on the other side of the on-site lake. While Sea World does, to some extent, compete with Six Flags Ohio, it is a complementary attraction, and many patrons visit both facilities. In that regard, the Company and Sea World conduct joint marketing programs in outer market areas, involving joint television advertising of combination passes. In addition, combination tickets are sold at each park.

    SIX FLAGS OVER GEORGIA AND WHITE WATER ATLANTA

    Six Flags Over Georgia, the 24(th) largest theme park in North America is located on approximately 280 acres, 10 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of approximately 3.8 million people within 50 miles and approximately
6.3 million people within 100 miles. The Atlanta market is the number 10 DMA in the United States.

    In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park. White Water Atlanta, which is the 11(th) largest water park in the United States, is located on approximately 69 acres. Approximately 12 acres remain undeveloped. The Company believes that it can increase attendance and revenues at both White Water Atlanta and Six Flags Over Georgia through joint season passes and other joint ticketing and marketing programs, and can increase operating efficiencies at both facilities through shared expenses.

    Six Flags Over Georgia's primary competitors include Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Visionland in Birmingham, Alabama, located approximately 160 miles from the park, and Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park. White Water's primary competitors include Sun Valley Beach, Atlanta Beach and Lake Lanier Islands. These competitors are located approximately 15, 40 and 45 miles away from the water park, respectively. The Georgia Limited Partner (as defined below) owns the theme park site of approximately 280 acres, including approximately 85 acres of undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the "Georgia Partnership").

    PARTNERSHIP STRUCTURE. On March 18, 1997, Six Flags completed arrangements pursuant to which the Company will manage the Georgia park through 2026. Under the agreements governing the new arrangements, the Georgia park is owned (excluding real property) by the Georgia Partnership of which a Premier subsidiary is the managing general partner. In the second quarter of 1997, two subsidiaries of Six Flags made a tender offer for partnership interests ("LP Units") in the 99% limited partner of the Georgia Partnership (the "Georgia Limited Partner"), that valued the Georgia park at $250 million (the "Georgia Tender Offer Price"). Six Flags purchased approximately 25% of the LP Units in the 1997 tender offer at an aggregate price of $62.7 million.

    The key elements of the arrangements are as follows: (i) the Georgia Limited Partner (which is not affiliated with the Company except for the Company's ownership of certain LP Units) received minimum annual distributions of $18.8 million in 1998 and $19.1 million in 1999, with the minimum distribution increasing each subsequent year in proportion to increases in the cost of living; (ii) thereafter, the Company will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 95% to the Company and 5% to the Georgia Limited Partner; (iii) on an annual basis, the Company will offer to purchase additional LP Units at a price based on a valuation for the park equal to the greater of $250.0 million or a value derived by multiplying the weighted average four year EBITDA (as defined therein) of the park and, to the extent positive, White Water Atlanta, by 8.0; (iv) in 2027, the Company will have the option to acquire all remaining interests in the Georgia park at a price based on the Georgia Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026, and (v) the Company is required to make minimum capital expenditures at the Georgia park during rolling five-year periods, based generally on 6% of the park's revenues. The Company was not required to purchase a material number of LP Units in the 1998 and 1999 offers to purchase. Cash flow from operations at the Georgia park is used to satisfy these requirements first, before any funds are required from the Company. In addition, the Company is entitled to retain its proportionate share (based on its holdings of LP Units) of distributions made to the Georgia Limited Partner (approximately $4.7 million in 1999). In connection with its acquisition of Six Flags, the Company entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time
Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which the Company transferred to Time Warner (who has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units, and the Company received an assignment from Time Warner of all cash flow received on such LP Units and will otherwise control such entities, except in the event of a default by the Company of its obligations under these arrangements. After all such obligations have been satisfied, Time Warner is required to retransfer to the Company such record title for a nominal consideration. In addition, the Company issued preferred stock of the managing partner of the Georgia Partnership to Time Warner which, in the event of such a default, would permit Time Warner to obtain control of such entity.

    The Company accounts for its interests in the Georgia parks under the equity method of accounting. See Notes 2, 4, and 14 to Notes to Consolidated Financial Statements.

    SIX FLAGS OVER TEXAS AND SIX FLAGS HURRICANE HARBOR

    Six Flags Over Texas, the 22(nd) largest theme park in North America, and the separately gated Six Flags Hurricane Harbor, the 6(th) largest water park in the United States, are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately
4.5 million people within 50 miles and approximately 5.6 million people within 100 miles. The Dallas/Fort Worth market is the number 8 DMA in the United States.

    The Texas Limited Partner (as defined below) owns a site of approximately 200 acres used for the theme park. Six Flags Over Texas' principal competitors include Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 285 miles from the park and Six Flags AstroWorld, approximately 250 miles from the park. The Company owns directly approximately 47 acres, of which approximately 18 acres are currently used for Hurricane Harbor and 31 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

    PARTNERSHIP STRUCTURE. Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the "Texas Partnership"), a Texas limited partnership of which the 1% general partner is a wholly-owned subsidiary of Premier, and the 99% limited partner is Six Flags Fund II, Ltd., a Texas limited partnership (the "Texas Limited Partner") which is unaffiliated with the Company except that the Company owns certain limited partnership units in the Texas Limited Partner as described below. Six Flags Hurricane Harbor is 100% owned by the Company and is not included in these partnership arrangements.

    In December 1997, Six Flags completed arrangements pursuant to which the Company will manage Six Flags Over Texas through 2027. The key elements of the arrangements are as follows: (i) the Texas Limited Partner received minimum annual distribution of $28.2 million in 1999, increasing each year thereafter in proportion to increases in the cost of living; (ii) thereafter, the Company will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6.0% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 92.5% to the Company and 7.5% to the Texas Limited Partner; (iii) in the first quarter of 1998, the Company made a tender offer for partnership units ("LP Units") in the Texas Limited Partner that valued the park at approximately $374.8 million (the "Texas Tender Offer Price"); (iv) commencing in 1999, and on an annual basis thereafter, Six Flags will offer to purchase LP Units at a price based on a valuation for the park equal to the greater of $374.8 million or a value derived by multiplying the weighted-average four year EBITDA of the park by 8.5; (v) in 2028 the Company will have the option to acquire all remaining interests in the park at a price based on the Texas Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027; and (vi) the Company is required to make minimum capital expenditures at the Texas park during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Texas park is used to satisfy these requirements first, before any funds are required from the Company. In addition, the Company is entitled to retain its proportionate share (based on its holdings of LP Units) of distributions made to the Texas Limited Partner (approximately $9.6 million in 1999). Pursuant to the tender offer and the 1999 offer to purchase, the Company has purchased approximately 34% of the LP Units at an aggregate price of $129.5 million. In connection with the Subordinated Indemnity Agreement, the Company transferred to Time Warner (who has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units and the Company received an assignment from Time Warner of all cash flow received on such LP Units and will otherwise control such entities, except in the event of a default by the Company of its obligations under these arrangements. After all such obligations have been satisfied, Time Warner is required to retransfer to the Company such record title for a nominal consideration. In addition, the Company issued preferred stock of the managing general partner of the Texas Partnership to Time Warner which, in the event of such a default, would permit Time Warner to obtain control of such entity.

    The Company accounts for its interests in Six Flags Over Texas under the equity method of accounting. See Notes 2, 4, and 14 to Notes to Consolidated Financial Statements.

    SIX FLAGS ST. LOUIS

    Six Flags St. Louis, the 32(nd) largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.6 million people within 50 miles and approximately 3.7 million people within 100 miles. The St. Louis market is the number 21 DMA in the United States.

    The Company owns a site of approximately 497 acres of which approximately 132 are used for park operations. Six Flags St. Louis competes with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Worlds of Fun in Kansas City, Missouri, located approximately 250 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 515 miles from the park; Silver Dollar City, located in Branson, Missouri, approximately 250 miles from the park; and Six Flags Great America, the Company's park located near Chicago, Illinois, approximately 320 miles from the park.

    FRONTIER CITY

    Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.1 million people within 50 miles of the park and 2.1 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 43 and number 58 DMAs in the United States, respectively.

    The Company owns a site of approximately 95 acres, with 60 acres currently used for park operations. Frontier City's only significant competitor is the Company's Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

    THE GREAT ESCAPE

    The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population base of approximately 870,000 people within 50 miles of the park and 2.9 million people within 100 miles. According to information released by local governmental agencies, approximately 8.8 million tourists visited the Lake George area in 1998. The Albany market is the number 55 DMA in the United States.

    The Great Escape is located on a site of approximately 368 acres, with 143 acres currently used for park operations. Approximately 43 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Six Flags New England, the Company's park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

    WATERWORLD PARKS

    The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/ Sacramento).

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

    Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility's primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 2.7 million people within 50 miles of the park and 9.8 million people within 100 miles. The Sacramento market is the number 20 DMA in the United States.

    Both facilities are leased under long-term ground leases. The Concord site includes approximately 21 acres. The Sacramento facility is located on approximately 14 acres, all of which is used for the park. Concord's only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from that facility. Sacramento's only significant competitor is Sunsplash located in northeast Sacramento, approximately 20 miles from that facility.

    WHITE WATER BAY

    White Water Bay is a tropical themed water park situated on approximately 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park's primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 43 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.1 million people within 50 miles of the park and 2.1 million people within 100 miles.

    WYANDOT LAKE

    Wyandot Lake, a water park that also offers "dry" rides, is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.0 million people within 50 miles of the park and approximately 6.4 million people within 100 miles. The Columbus market is the number 34 DMA in the United States. The park is the 14(th) largest water park in the United States.

    The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 2000, but the Company expects to exercise the first of its two five-year renewal options. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

    Wyandot Lake's direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

DESCRIPTION OF INTERNATIONAL PARKS

    SIX FLAGS MEXICO

    In May 1999, the Company acquired Reino Aventura, the largest paid admission theme park in Mexico. The park is being rebranded as Six Flags Mexico for the 2000 season in connection with the introduction of the Looney Tunes and other Warner Bros. licensed characters and a substantial capital expansion. The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which are leased on a long-term basis from the Federal District of Mexico. More than 22 million people live within 50 miles of Six Flags Mexico. Six Flags Mexico's principal competitors are Chapultepec and Divertido, both amusement parks located in Mexico City.

    WARNER BROS. MOVIE WORLD

    In November 1999, the Company acquired Warner Bros. Movie World Germany, a "Hollywood" themed park located near Dusseldorf Germany. The park offers over thirty rides, shows and attractions and also contains four studios for film and television productions. The park is located on approximately 148 acres of land, most of which is leased on a long-term basis with the balance owned. The Company estimates that approximately 26 million people live within a 150 mile radius of the park. The park's principal competitor is Phantasialand Park, located approximately 50 miles from the park.

    The Company has also entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World park scheduled to open in Madrid, Spain in 2002.

    WALIBI PARKS

    Premier owns approximately 98.6% of the shares of capital stock of Walibi, S.A., and expects to acquire in 2000 all remaining shares not currently owned. Walibi's six parks had combined 1999 attendance of approximately 3.8 million.

    The Walibi parks consist of Bellewaerde, Walibi Aquitaine, Walibi Flevo, Walibi Rhone-Alpes, Walibi Schtroumpf and Walibi Wavre. Walibi Flevo, located outside Amsterdam, is being rebranded as Six Flags Holland and the Warner Bros./Looney Tunes characters are being introduced at that park for the 2000 season. The Walibi parks' primary markets include Belgium, The Netherlands, southwestern France, eastern France and northern France. These markets provide the Walibi parks with a permanent resident population of 23.0 million people within 50 miles and 54.5 million people within 100 miles.

    The Walibi parks' most significant competitors are Disneyland Paris, located in France, Meli Park and Bobbeejaanland, each located in Belgium, de Efteling, located in The Netherlands, and Parc Asterix, located in France.

    For additional financial and other information concerning the Company's international operations, see Note 15 to Notes to Consolidated Financial Statements.

MARKETING AND PROMOTION

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

    Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance. Each park has a group sales and pre-sold ticket manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

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

LICENSES

    Premier has the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC comics animated characters throughout the world except for Asia, Australia, Africa and the Las Vegas metropolitan area. In addition, the Cartoon Network and Hanna-Barbera characters are available for use by the Company at theme parks throughout Europe and Latin and South America. The Company believes that the use of the Warner Bros. characters adds a new dimension of family entertainment, helps drive attendance, lengthens visitors' stay in the parks and increases in-park spending. The Company believes the licensed characters are well known in Premier's non-U.S. markets.

PARK OPERATIONS

    The Company currently operates in geographically diverse markets in the United States, Europe and Mexico. Each of the Company's parks is operated to the extent practicable as a separate operating division of the Company in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of the Company's three Executive Vice Presidents (each of whom reports to the Chief Operating Officer) and is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

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

    The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the Company's parks are open during weekends prior to and following their daily seasons, primarily as a site for theme events (such as Hallowscream, Fright Fest and Oktoberfest). Certain of the parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

CAPITAL IMPROVEMENTS

    The Company regularly makes capital investments in the implementation of new rides and attractions at its parks. The Company purchases both new and used rides. In addition, the Company rotates rides among its parks to provide fresh attractions. The Company believes that the introduction of new rides is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, the Company generally adds theming to acquired parks and enhances the theming and landscaping of its existing parks in order to provide a complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides are expensed as incurred and therefore are not included in capital expenditures.

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

MAINTENANCE AND INSPECTION

    The Company's rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks as well as regular maintenance and are made through both visual inspection of the ride and test operation. Senior management of the Company and the individual parks evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. At March 1, 2000, the Company had approximately 1,250 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

    In addition to the Company's maintenance and inspection procedures, the Company's liability insurance carrier performs a periodic inspection of each park and all attractions and related maintenance procedures. The result of insurance inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. Governmental inspectors in certain jurisdictions also conduct annual ride inspections before the beginning of each season. Other portions of each park are also subject to inspections by local fire marshals and health and building department officials. Furthermore, the Company uses Ellis & Associates as water safety consultants at its parks in order to train life guards and audit safety procedures.

INSURANCE

    The Company maintains insurance of the type and in amounts that it believes are commercially reasonable and that are available to businesses in its industry. The Company maintains multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. With respect to liability claims arising out of occurrences on and after July 1, 1998, there is no self-insured retention by the Company. In addition, with respect to claims arising out of occurrences prior to July 1, 1998 at the parks purchased in the Six Flags acquisition, there is no self-insured retention. The self-insurance portion of claims arising out of occurrences prior to that date at the Company's other U.S. parks is $50,000. The Company also maintains fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in its industry. The fire and extended coverage policies insure the Company's real and personal properties (other than land) against physical damage resulting from a variety of hazards.

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

SEASONALITY

    The operations of the Company are highly seasonal, with more than 90% of park attendance in 1999 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are collected in the second and third quarters of each year.

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

EMPLOYEES

    At March 1, 2000, the Company employed approximately 4,000 full-time employees, and the Company employed over 40,000 seasonal employees during the 1999 operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

    Approximately 6.5% of the Company's full-time and approximately 7.1% of its seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2003 (Six Flags Over Texas), December 2000 (Six Flags Over Georgia), December 2002 (Six Flags Great Adventure), and January 2003 (Six Flags St. Louis). The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

                              AGE AS OF
NAME                        MARCH 1, 2000                        POSITION
----                        -------------   ---------------------------------------------------
Kieran E. Burke                  (42)       Director, Chairman of the Board and Chief Executive
                                            Officer since June 1994; Director, President and
                                            Chief Executive Officer from October 1989 through
                                            June 1994.

Gary Story                       (44)       Director, President and Chief Operating Officer
                                            since June 1994; Executive Vice President and Chief
                                            Operating Officer from February 1992 through June
                                            1994; prior to such period, general manager of
                                            Frontier City theme park for more than five years.

James F. Dannhauser              (47)       Chief Financial Officer since October 1, 1995;
                                            Director since October 1992; prior to June 1996,
                                            Managing Director of Lepercq de Neuflize & Co.
                                            Incorporated for more than five years.

Hue W. Eichelberger              (41)       Executive Vice President since February 1, 1997;
                                            General Manager of Six Flags America from May 1992
                                            to 1998; Park Manager of White Water Bay from
                                            February 1991 to May 1992.

John E. Bement                   (47)       Executive Vice President since May 1998; General
                                            Manager of Six Flags Over Georgia from January 1993
                                            to May 1998.

Daniel P. Aylward                (47)       Executive Vice President since June 1998; General
                                            Manager of Six Flags Marine World from February
                                            1997 to June 1998; President and General Manager of
                                            Silverwood Theme Park from January 1995 to February
                                            1997; General Manager of Old Tucson Studios for six
                                            years prior thereto.

Sherrie Bang                     (44)       Senior Vice President of Marketing since January
                                            2000; Regional Vice President of Marketing from May
                                            1998 to January 2000; Vice President of Marketing
                                            of Six Flags Magic Mountain and Hurricane Harbor
                                            from July 1989 to May 1998.

Richard A. Kipf                  (65)       Secretary/Treasurer since 1975; Vice President
                                            since June 1994.

James M. Coughlin                (48)       General Counsel since May 1998; partner, Baer Marks
                                            & Upham LLP for five years prior thereto.

    Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of stockholders to be held in June 2000.

ITEM 2.  PROPERTIES

    Set forth below is a brief description of the Company's material real estate at March 1, 2000:

Six Flags America, Largo, Maryland--515 acres (fee ownership)

Six Flags AstroWorld, Houston, Texas--90 acres (fee ownership)

Six Flags Darien Lake, Darien Center, New York--988 acres (fee ownership)

Six Flags Elitch Gardens, Denver, Colorado--67 acres (fee ownership)

Six Flags Fiesta Texas, San Antonio, Texas--206 acres (fee ownership)

Six Flags Great Adventure & Wild Safari, Jackson, New Jersey--2,200 acres (fee ownership)

Six Flags Great America, Gurnee, Illinois--440 acres (fee ownership)

Six Flags Holland, Biddinghuizen, The Netherlands--395 acres (fee ownership and leasehold interest)(1)

Six Flags Hurricane Harbor, Arlington, Texas--47 acres (fee ownership)

Six Flags Hurricane Harbor, Valencia, California--12 acres (fee ownership)

Six Flags Kentucky Kingdom, Louisville, Kentucky--58 acres (fee ownership and leasehold interest)(2)

Six Flags Magic Mountain, Valencia, California--248 acres (fee ownership)

Six Flags Marine World, Vallejo, California--136 acres (long-term leasehold interest at nominal rent)

Six Flags Mexico, Mexico City, Mexico--107 acres (leasehold interest)(3)

Six Flags New England, Agawam, Massachusetts--230 acres (fee ownership)

Six Flags Ohio, Aurora, Ohio--263 acres (fee ownership)

Six Flags Over Georgia, Atlanta, Georgia--280 acres (leasehold interest)(4)

Six Flags Over Texas, Arlington, Texas--200 acres (leasehold interest)(4)

Six Flags St. Louis, Eureka, Missouri--497 acres (fee ownership)

Six Flags WaterWorld, Houston, Texas--14 acres (fee ownership)

Bellewaerde, Ieper, Belgium--133 acres (fee ownership)

Frontier City, Oklahoma City, Oklahoma--95 acres (fee ownership)

The Great Escape, Lake George, New York--368 acres (fee ownership)

Splashtown, Spring, Texas--60 acres (fee ownership)

Walibi Aquitaine, Roquefort, France--74 acres (fee ownership)

Walibi Rhone-Alpes, Les Avenieres, France--86 acres (fee ownership)

Walibi Schtroumpf, Metz, France--375 acres (fee ownership)

Walibi Wavre and Aqualibi, Brussels, Belgium--120 acres (fee ownership)

Warner Bros. Movie World Germany, Bottrop, Germany--148 acres (fee ownership and leasehold interest)(5)

Waterworld/Concord, Concord, California--21 acres (leasehold interest)(6)

Waterworld/Sacramento, Sacramento, California--14 acres (leasehold interest)(7)

White Water Atlanta, Marietta, Georgia--69 acres (fee ownership)

White Water Bay, Oklahoma City, Oklahoma--22 acres (fee ownership)

Wyandot Lake, Columbus, Ohio--18 acres (leasehold interest)(8)

------------------------

(1) A substantial portion of the land is leased from a governmental agency with a term expiring in 2018. An undeveloped portion of the land is also leased on a year-to-year basis. The balance is owned.

(2) Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company.

(3) The site is leased from the Federal District of Mexico City. The lease expires in 2017.

(4) Lessor is the limited partner of the partnership that owns the park. The leases expire in 2027 and 2028, respectively, at which time the Company has the option to acquire all of the interests in the respective lessor not previously acquired.

(5) Approximately 7% of the site is owned. The balance is leased from multiple landlords with lease terms in most cases ranging between 60 and 99 years.

(6) The site is leased from the City of Concord. The lease expires in 2025 and the Company has five five-year renewal options.

(7) The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by the Company for an additional ten-year term.

(8) The site is subleased from the Columbus Zoo. The lease expires in 2000 and the Company has two five-year renewal options, the first of which will be exercised in 2000. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

    The Company has granted to its lenders under its $1.2 billion credit agreement a mortgage on substantially all of its United States properties.

    In addition to the foregoing, at March 1, 2000, the Company owned certain undeveloped land in Indiana and indirectly owned real estate interests through its non-controlling general partnership interest in 229 East 79th Street Associates L.P., a limited partnership that converted to cooperative ownership a New York City apartment building. In addition, the Company leases office space and a limited number of rides and attractions at its parks. See Note 14 to Notes to Consolidated Financial Statements.

    The Company considers its properties to be well-maintained, in good condition and adequate for their present uses and business requirements.

ITEM 3.  LEGAL PROCEEDINGS

    The nature of the industry in which the Company operates tends to expose it to claims by visitors for injuries. Historically, the great majority of these claims have been minor. While the Company believes that it is adequately insured against the claims currently pending against it and any potential liability, if the Company becomes subject to damages that cannot by law be insured against, such as punitive damages, there may be a material adverse effect on its operations.

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

    In December 1998, a final judgment of $197.3 million in compensatory damages was entered against Six Flags Entertainment Corporation, Six Flags Theme
Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of
$245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The judgments are now the subject of appeal, which has been briefed and argued before the Georgia Court of Appeals. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL. V. TIME WARNER ENTERTAINMENT COMPANY, L.P. ET AL. based on, among other things, certain disputed partnership affairs prior to the Company's acquisition of Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty.

    The sellers in the Six Flags acquisition, including Time Warner, have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

    On March 21, 1999, a raft capsized in the river rapids ride at Six Flags Over Texas, resulting in one fatality and injuries to ten others. As a result, a case entitled JERRY L. CARTWRIGHT, ET AL. VS. PREMIER PARKS INC. D/B/A SIX FLAGS OVER TEXAS, INC. was commenced in Tarrant County, Texas seeking unspecified damages. The Park is covered by Premier's multi-layered general liability policy that provides excess liability coverage of up to $100.0 million per occurrence, with no self-insured retention. The Company does not believe that this incident or the resulting lawsuit will have a material adverse effect on the Company's consolidated financial position, operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock has been listed on the New York Stock Exchange (the "NYSE") since December 22, 1997 under the symbol "PKS." Between May 30, 1996 and December 19, 1997, the Company's Common Stock was traded on the Nasdaq National Market and quoted under the symbol "PARK." Set forth below are the high and low sales prices for the Common Stock as reported by the NYSE since
January 1, 1998. Prices shown for periods prior to July 1998 have been adjusted to reflect the Company's two-for-one stock split at that time.

YEAR                         QUARTER                HIGH               LOW
----                  ----------------------   ---------------   ---------------
     2000                 First (through)
                          March 8, 2000            28 5/16           19 13/16

     1999                 Fourth                   30 7/16           24 1/2
                          Third                    40                28 7/16
                          Second                   40 1/4            33 3/4
                          First                    37 1/4            28 1/2

     1998                 Fourth                   30 1/4            15 7/16
                          Third                    33 9/32           15 5/16
                          Second                   33 5/16           26 15/32
                          First                    29 19/32          18 9/16

    As of March 1, 2000, there were 765 holders of record of the Company's Common Stock. The Company paid no cash dividends on its Common Stock during the three years ended December 31, 1999. The Company does not anticipate paying any cash dividends on its Common Stock during the foreseeable future. The indentures relating to Premier Parks Inc.'s 9 1/4% Senior Notes Due 2006, 10% Senior Discount Notes Due 2008 and 9 3/4% Senior Notes due 2007 (the "Senior Notes") limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

    In August 1995, the Company acquired three parks in its acquisition of Funtime Parks. In the fourth quarter of 1996, the Company acquired four parks. In February and November 1997, respectively, the Company acquired Six Flags New England (formerly Riverside Park) and Six Flags Kentucky Kingdom (formerly Kentucky Kingdom). In 1998, the Company acquired Six Flags and substantially all of the capital stock of Walibi. In May 1999, the Company acquired Six Flags Mexico (formerly Reino Aventura) and two water parks. In November 1999, the Company acquired Warner Bros. Movie World Germany, the operating season of which ended prior to the acquisition. In each case the operations of acquired parks are reflected only for the periods subsequent to their respective acquisition dates. See Note 2 to Notes Consolidated Financial Statements.

                                        1999          1998         1997        1996        1995
                                     -----------   -----------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue............................  $   926,984   $   792,703   $ 193,904   $  93,447   $  41,496
Depreciation and amortization......      154,264       109,841      19,792       8,533       3,866
Equity in operations of theme park
  partnerships.....................       26,180        24,054          --          --          --
Interest expense, net..............      169,441       115,849      17,775      11,121       5,578
Provision for income tax expense
  (benefit)........................       24,460        40,716       9,615       1,497        (762)
Income (loss) before extraordinary
  loss.............................      (19,230)       35,628      14,099(1)     1,765     (1,045)
Extraordinary loss, net of tax
  effect...........................      (11,296)         (788)         --          --        (140)
Net income (loss)..................      (30,526)       34,840      14,099(1)     1,765     (1,185)
Net income (loss) applicable to
  common stock.....................      (53,814)       17,374      14,099(1)     1,162     (1,714)
Per Share:
  Income (loss) before
    extraordinary loss:
    Basic..........................         (.55)          .27         .39         .07        (.20)
    Diluted........................         (.55)          .26         .38         .06        (.20)
    Pro forma(2)...................          N/A          (.98)        N/A         N/A         N/A
  Extraordinary loss, net of tax
    effect:
    Basic..........................         (.14)         (.01)         --          --        (.02)
    Diluted........................         (.14)         (.01)         --          --        (.02)
    Pro forma(2)...................          N/A          (.01)        N/A         N/A         N/A
  Income (loss):
    Basic..........................         (.69)          .26         .39         .07        (.22)
    Diluted........................         (.69)          .25         .38         .06        (.22)
    Pro forma(2)...................          N/A          (.99)        N/A         N/A         N/A
  Cash Dividends--common stock.....           --            --          --          --          --
Net cash provided by operating
  activities.......................      197,349       119,010      47,150      11,331      10,646
Net cash used in investing
  activities.......................     (506,178)   (1,664,883)   (217,070)   (155,149)    (74,139)
Net cash provided by financing
  activities.......................       49,488     1,861,098     250,165     119,074      90,914
Total assets.......................    4,161,572     4,052,465     611,321     304,803     173,318
Long-term debt(3)..................    2,204,988     2,064,189     217,026     150,834      94,278
EBITDA(4)..........................      319,031       286,325      54,101      22,994       7,706
Adjusted EBITDA(5).................      363,219       258,943         N/A         N/A         N/A

------------------------

(1) Included in determining net income for 1997 is an $8.4 million ($5.1 million after tax effect) termination fee, net of expenses.

(2) Includes results of operations of Six Flags and Walibi as if the acquisitions and associated financings had occurred on January 1, 1998.

(3)  Includes current portion. Also includes at December 31, 1998
     $182.9 million of certain zero coupon notes due December 1999 which had been defeased for covenant purposes and which have since been retired. Excluding defeased notes, long-term debt was $1,881.3 million at December 31, 1998.

(4) EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and other expenses, including minority interest. The Company has included information concerning EBITDA because it is a component of the Company's debt covenant ratios and is also used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements.

(5) Adjusted EBITDA is defined as EBITDA of the Company plus the Company's share (based on its ownership interests) of the EBITDA of the Partnership
    Parks, determined on a pro forma basis for 1998 only as if Six Flags, Walibi and the Company's interests in the Partnership Parks had been acquired on January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's revenue is derived from the sale of tickets for entrance to its parks (approximately 54.0%, 53.4% and 48.8%, in 1999, 1998 and 1997,
respectively) and the sale of food, merchandise, games and attractions inside its parks, as well as sponsorship and other income (approximately 46.0%, 46.6% and 51.2%, in 1999, 1998 and 1997, respectively). The Company's principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

    Historical results of operations for 1999 include the results of operations of Six Flags Mexico, White Water Atlanta and Splashtown only from the dates of their respective acquisitions in May 1999 and include the results of operations of Warner Bros. Movie World Germany only from its acquisition in November 1999 (following its 1999 operating season). Results of Walibi and Six Flags are included in 1998 results only from the dates of their respective acquisitions (March 26, 1998, in the case of Walibi, and April 1, 1998, in the case of Six Flags). Historical results for 1997 reflect the results of Six Flags New England (formerly Riverside Park) only from its acquisition date (February 5, 1997), and Six Flags Kentucky Kingdom (formerly Kentucky Kingdom) only from its acquisition date (November 7, 1997) and do not include the results of Walibi or Six Flags for that year. In addition, 1998 and 1999 historical results include in the Company's equity in earnings the Company's share of the revenues of Six Flags Marine World (formerly Marine World) under the applicable lease and related documents. Those results are not included in the 1997 period.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    The table below sets forth certain historical financial information with respect to the Company for the years ended December 31, 1999 and 1998 and with respect to Six Flags and Walibi for the three months ended March 31, 1998 (representing the pre-acquisition portion of the 1998 year).

                                                                     YEAR ENDED DECEMBER 31, 1998
                                           --------------------------------------------------------------------------------
                                                         HISTORICAL SIX
                                                        FLAGS FOR PERIOD     HISTORICAL WALIBI
                          YEAR ENDED       HISTORICAL   PRIOR TO APRIL 1,   FOR PERIOD PRIOR TO    PRO FORMA      COMPANY
                       DECEMBER 31, 1999    PREMIER          1998(1)         MARCH 26, 1998(2)    ADJUSTMENTS    PRO FORMA
                       -----------------   ----------   -----------------   -------------------   -----------   -----------
                                                           (UNAUDITED)          (UNAUDITED)       (UNAUDITED)   (UNAUDITED)
                                                                  (IN THOUSANDS)
Revenue:
Theme park
  admissions.........      $500,417         $423,461        $ 15,047              $    883         $     --      $ 439,391
Theme park food,
  Merchandise and
  other..............       426,567          369,242           7,792                   624               --        377,658
                           --------         --------        --------              --------         --------      ---------
Total revenue........       926,984          792,703          22,839                 1,507               --        817,049
                           --------         --------        --------              --------         --------      ---------
Operating costs and
  expenses:
Operating expenses...       353,728          297,266          45,679                 4,626               --        347,571
Selling, general and
  administrative.....       163,526          126,985          19,278                 3,407               --        149,670
Noncash
  compensation.......        12,725            6,362              --                    --               --          6,362
Costs of products
  sold...............        90,699           82,127           2,193                   248               --         84,568
Depreciation and
  amortization.......       154,264          109,841          17,629                 3,214            6,440(3)     137,124
                           --------         --------        --------              --------         --------      ---------
Total operating costs
  and expenses.......       774,942          622,581          84,779                11,495            6,440        725,295
                           --------         --------        --------              --------         --------      ---------
Income (loss) from
  operations.........       152,042          170,122         (61,940)               (9,988)          (6,440)        91,754
Other income
  (expense):
Interest expense,
  net................      (169,441)        (115,849)        (22,508)                 (889)         (16,655)(4)   (155,901)
Equity in operations
  of theme park
  partnerships.......        26,180           24,054              --                    --          (13,162)(5)     10,892
Other income
  (expense),
  including minority
  interest...........        (3,551)          (1,983)             --                    (1)              --         (1,984)
                           --------         --------        --------              --------         --------      ---------
Total other income
  (expense)..........      (146,812)         (93,778)        (22,508)                 (890)         (29,817)      (146,993)
                           --------         --------        --------              --------         --------      ---------
Income (loss) before
  income taxes and
  extraordinary
  loss...............         5,230           76,344         (84,448)              (10,878)         (36,257)       (55,239)
Income tax expense
  (benefit)..........        24,460           40,716              --                    --          (44,795)(6)     (4,079)
                           --------         --------        --------              --------         --------      ---------
Income (loss) before
  extraordinary
  loss...............      $(19,230)        $ 35,628        $(84,448)             $(10,878)        $  8,538      $ (51,160)
                           ========         ========        ========              ========         ========      =========
EBITDA(7)............      $319,031         $286,325        $(44,311)             $ (6,774)        $     --      $ 235,240
                           ========         ========        ========              ========         ========      =========
Adjusted EBITDA(8)...      $363,219         $321,733        $(44,311)             $ (6,774)        $(11,705)(9)  $ 258,943
                           ========         ========        ========              ========         ========      =========

------------------------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to eliminate (i) results of the Partnership Parks and (ii) the expense associated with certain one-time option payments resulting from the purchase.

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date.

(3) Includes adjustments to eliminate the historical depreciation and amortization for Six Flags and Walibi and the inclusion of estimated pro forma depreciation and amortization for the three months ended March 31, 1998.

(4) Includes adjustments to reflect additional interest expense associated with the 1998 Senior Notes, the Senior Discount Notes, the SFEC Notes, the Premier Credit Facility and the Six Flags Credit Facility net of (a) the elimination of the historical interest expense associated with the Company and Six Flags credit facilities outstanding prior to April 1, 1998 and the long term debt of Walibi and (b) the amortization of the fair market value adjustments on the SFTP Senior Subordinated Notes and the SFEC Zero Coupon Notes recorded in connection with the acquisition of Six Flags. Issuance costs associated with the borrowings are being amortized over their respective periods.

(5) Includes adjustments to reflect the Company's share of the operations of the Partnership Parks using the equity method of accounting.

(6) Includes adjustments to reflect the application of income taxes to the pro forma adjustments and to the pre-acquisition operations of Six Flags and Walibi, after consideration of permanent differences, at a rate of 38%.

(7) EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and other expenses, including minority interest. The Company has included information concerning EBITDA because it is a component of the Company's debt covenant ratios and is also used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by GAAP and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements.

(8) Adjusted EBITDA is defined as EBITDA of the Company plus the Company's share (based on its ownership interests) of the EBITDA of the Partnership Parks.

(9) Reflects the adjustments to the Company's share of the EBITDA of the Partnership Parks as if they were acquired on January 1, 1998.

------------------------------

    REVENUE. Revenue in 1999 totaled $927.0 million ($903.2 million without giving effect to the three consolidated parks acquired in that year (the "Acquired Parks")), compared to $792.7 million (actual) and $817.0 million (pro forma) for 1998. The $86.2 million (10.6%) increase in 1999 revenue (excluding the Acquired Parks) compared to pro forma revenue for 1998 resulted primarily from an aggregate same park attendance increase of 3.8 million (12.9%) resulting in increased admission and in-park revenues and from increased in-park spending per capita at a number of parks, especially the parks re-branded as Six Flags parks for the year.

    OPERATING EXPENSES. Operating expenses for 1999 increased $56.5 million ($46.4 million excluding the Acquired Parks) compared to actual expenses for 1998 and increased $6.2 million (but decreased $3.9 million excluding the Acquired Parks) compared to pro forma expenses for 1998. The decrease (excluding the Acquired Parks) compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, these expenses were 38.0% and 42.5%, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (excluding noncash compensation) for 1999 increased $36.5 million and $13.9 million, respectively, compared to the actual and pro forma expenses for 1998. Selling, general and administrative expenses for the Acquired Parks were $4.1 million for 1999. Advertising expenditures for 1999 increased by $23.3 million over the pro forma expense for 1998 reflecting a return to historical advertising levels of expenditures at the Six Flags parks and additional expenditures in support of the 1999 transition of four original Premier parks to the Six Flags brand. Remaining selling, general and administrative expenses in 1999 decreased by $13.5 million compared to 1998 pro forma levels primarily as a result of reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition, as well as certain other savings, including insurance. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, selling, general and administrative expenses (excluding noncash compensation) were 17.7% and 18.3% respectively. Noncash compensation increased by $6.4 million due to a full year of expense recognition related to the issuance of restricted stock and conditional employee stock options during 1998.

    COSTS OF PRODUCTS SOLD.  Costs of products sold in 1999 increased
$8.6 million ($6.2 million excluding the Acquired Parks) and $6.1 million
($3.8 million excluding the Acquired Parks), respectively, compared to actual and pro forma expenses for 1998. As a percentage of theme park food, merchandise and other revenues, cost of products sold were 21.2% in 1999 (excluding the Acquired Parks) compared to 22.4% pro forma in 1998.

    DEPRECIATION AND AMORTIZATION AND INTEREST EXPENSES. Depreciation and amortization expense for 1999 increased $44.4 million and $17.1 million, respectively, compared to the actual and pro forma amounts for 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program at the previously owned parks and from the additional depreciation and amortization expense associated with the Acquired Parks. Interest expense, net increased $53.6 million compared to the actual interest expense, net for 1998 and increased $13.5 million compared to the pro forma interest expense, net for that year. The increase compared to pro forma interest expense, net for 1998 resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent balances during 1999.

    EQUITY IN OPERATIONS OF THEME PARKS. Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas and Six Flags Over Georgia (including White Water Atlanta), the lease of Six Flags Marine World and the management of all four parks. The Company's ownership interests in Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership) commenced on
April 1, 1998, the date of the Six Flags acquisition. The Company became entitled to a share of the cash flows from the lease and management of Six Flags Marine World in 1998. Its interests in White Water Atlanta commenced with its acquisition by the partnership that owns Six Flags Over Georgia in May 1999. The $15.3 million increase in the equity in operations of theme park partnerships compared to the pro forma level for 1998 was attributable to improved performance at the Partnership Parks and the inclusion of the results of White Water Atlanta. See Notes 2, 4 and 13 to Notes to Consolidated Financial Statements.

    INCOME TAX EXPENSE. Income tax expense was $24.5 million for 1999 compared to a $40.7 million expense and a $4.1 million benefit for the actual and pro forma results, respectively, for 1998. The effective tax rate was affected by permanent differences associated with goodwill amortization for financial purposes being higher than the amount of amortization that is deductible for tax purposes and from non-deductible compensation expense associated with conditional stock options and restricted stock grants. The Company's quarterly effective income tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

    At December 31, 1999, the Company estimates that it had approximately
$539.0 million of usable net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the Company and its subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Accordingly, no assurance can be given as to the timing or amount of the availability of such NOLs to the Company and its subsidiaries. See Note 9 to Notes to Consolidated Financial Statements.

    NET LOSS. Net loss applicable to common stock in 1999 reflects as an increase to the loss the preferred stock dividends accrued during 1999 on the Company's Premium Income Equity Securities ("PIES"). The PIES accrue cumulative dividends at 7 1/2% per annum (1.875% per quarter), which approximates an annual dividend requirement of $23.3 million (approximately $5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company. To date, the Company has elected to pay the dividend in cash.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    The table below sets forth certain financial information with respect to the Company, Six Flags, Walibi and, for the period prior to its acquisition, Kentucky Kingdom for the year ended December 31, 1997 and with respect to the Company and, for periods prior to their respective acquisitions, Six Flags and Walibi for the year ended December 31, 1998:

                                        YEAR ENDED DECEMBER 31, 1998
                       ---------------------------------------------------------------
                                     HISTORICAL SIX    HISTORICAL WALIBI
                                    FLAGS FOR PERIOD   FOR PERIOD PRIOR
                       HISTORICAL    PRIOR TO APRIL      TO MARCH 26,      HISTORICAL
                        PREMIER         1998(1)             1998(2)         COMBINED
                       ----------   ----------------   -----------------   -----------
                                      (UNAUDITED)         (UNAUDITED)      (UNAUDITED)
                                               (IN THOUSANDS)
REVENUE:
  Theme park
    admissions.......   $423,461        $ 15,047           $    883         $439,391
  Theme park food,
    merchandise and
    other............    369,242           7,792                624          377,658
                        --------        --------           --------         --------
    Total revenue....    792,703          22,839              1,507          817,049
                        --------        --------           --------         --------
OPERATING COSTS AND
  EXPENSES:
  Operating
    expenses.........    297,266          45,679              4,626          347,571
  Selling, general
    and
    administrative...    126,985          19,278              3,407          149,670
  Noncash
    compensation.....      6,362              --                 --            6,362
  Costs of products
    sold.............     82,127           2,193                248           84,568
  Depreciation and
    amortization.....    109,841          17,629              3,214          130,684
                        --------        --------           --------         --------
    Total operating
      costs and
      expenses.......    622,581          84,779             11,495          718,855
                        --------        --------           --------         --------
Income (loss) from
  operations.........    170,122         (61,940)            (9,988)          98,194
Equity in operations
  of theme park
  partnerships.......     24,054              --                 --           24,054
OTHER INCOME
  (EXPENSE):
  Interest expense,
    net..............   (115,849)        (22,508)              (889)        (139,246)
  Termination fee,
    net of
    expenses.........         --              --                 --               --
  Minority
    interest.........       (960)             --                 --               --
  Other income
    (expense)........     (1,023)             --                 (1)          (1,984)
                        --------        --------           --------         --------
    Total other
      income
      (expense)......   (117,832)        (22,508)              (890)        (141,230)
                        --------        --------           --------         --------
Income (loss) before
  income taxes and
  extraordinary
  loss...............     76,344         (84,448)           (10,878)         (18,982)
Income tax expense...     40,716              --                 --           40,716
                        --------        --------           --------         --------
Income (loss) before
  Extraordinary
  loss...............   $ 35,628        $(84,448)          $(10,878)        $(59,698)
                        ========        ========           ========         ========
EBITDA(6)............   $286,325        $(44,311)          $ (6,774)        $235,240
                        ========        ========           ========         ========

                                          YEAR ENDED DECEMBER 31, 1997
                       -------------------------------------------------------------------

                                                                 HISTORICAL
                       HISTORICAL    HISTORICAL    HISTORICAL     KENTUCKY     HISTORICAL
                       PREMIER(3)   SIX FLAGS(4)     WALIBI      KINGDOM(5)     COMBINED
                       ----------   ------------   -----------   -----------   -----------
                                    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                 (IN THOUSANDS)
REVENUE:
  Theme park
    admissions.......   $ 94,611      $274,193      $ 43,742      $ 11,562      $424,108
  Theme park food,
    merchandise and
    other............     99,293       235,813        24,101        10,152       369,359
                        --------      --------      --------      --------      --------
    Total revenue....    193,904       510,006        67,843        21,714       793,467
                        --------      --------      --------      --------      --------
OPERATING COSTS AND
  EXPENSES:
  Operating
    expenses.........     81,356       229,588        31,629         5,705       348,278
  Selling, general
    and
    administrative...     35,422        95,852        10,567         5,194       147,035
  Noncash
    compensation.....      1,125            --            --            --         1,125
  Costs of products
    sold.............     23,025        55,236         6,097         2,684        87,042
  Depreciation and
    amortization.....     19,792        72,386        13,998         2,344       108,520
                        --------      --------      --------      --------      --------
    Total operating
      costs and
      expenses.......    160,720       453,062        62,291        15,927       692,000
                        --------      --------      --------      --------      --------
Income (loss) from
  operations.........     33,184        56,944         5,552         5,787       101,467
Equity in operations
  of theme park
  partnerships.......         --            --            --            --            --
OTHER INCOME
  (EXPENSE):
  Interest expense,
    net..............    (17,775)      (84,430)       (3,409)       (3,974)     (109,588)
  Termination fee,
    net of
    expenses.........      8,364            --            --            --         8,364
  Minority
    interest.........         --         1,147            --            --         1,147
  Other income
    (expense)........        (59)           --          (289)          293           (55)
                        --------      --------      --------      --------      --------
    Total other
      income
      (expense)......     (9,470)      (83,283)       (3,698)       (3,681)     (100,132)
                        --------      --------      --------      --------      --------
Income (loss) before
  income taxes and
  extraordinary
  loss...............     23,714       (26,339)        1,854         2,106         1,335
Income tax expense...      9,615            --         2,373            --        11,988
                        --------      --------      --------      --------      --------
Income (loss) before
  Extraordinary
  loss...............   $ 14,099      $(26,339)     $   (519)     $  2,106      $(10,653)
                        ========      ========      ========      ========      ========
EBITDA(6)............   $ 54,101      $129,330      $ 19,550      $  8,131      $211,112
                        ========      ========      ========      ========      ========

------------------------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to eliminate (i) results of the Partnership Parks and (ii) the expense associated with certain one-time option payments made from the purchase price.

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

(6) Excludes termination fee in 1997.

    REVENUE. Revenue aggregated $792.7 million in 1998 ($817.0 million combined), compared to $193.9 million reported in 1997. Of reported 1998 revenue, $523.9 million represented revenues of Six Flags and Walibi (the "1998 Acquired Parks") which were acquired in 1998, and thus not included in reported 1997 results. Revenues generated by the Company's other twelve parks (excluding Marine World) amounted to $249.1 million in 1998, as compared to $193.7 million from the Company's eleven parks in 1997. Of this $55.4 million increase, $28.4 million relates to Kentucky Kingdom which was purchased in November of the prior year, and the balance ($27.0 million) results from improved performance at the other eleven parks. During 1998, the Company's thirteen parks (including Marine World) experienced a 14.3% increase in attendance and a 5.0% increase in per capita spending over the performance of those thirteen parks in the prior year.

    OPERATING EXPENSES. Operating expenses increased during 1998 to $297.3 million ($347.6 million combined) from $81.4 million reported in 1997. Of reported 1998 operating expenses, $197.4 million related directly to the 1998 Acquired Parks. Operating expenses at the Company's other twelve parks (excluding Marine World) increased $18.5 million, primarily reflecting an incremental $10.3 million of operating expenses for Kentucky Kingdom which was included for only two months in the prior year, and increased salary expense at the parks. As a percentage of total reported revenue, reported operating expenses were 36.5% of revenue (and combined operating expenses were 41.4% of combined revenues) in 1998 as compared to 42.0% in 1997.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (including noncash compensation) were $133.3 million in 1998
($156.0 million on a combined basis), compared to $36.5 million reported for 1997. Of reported expenses for 1998, $68.2 million related to the 1998 Acquired Parks. Selling, general and administrative expenses at the remaining twelve parks (excluding Marine World) increased $28.5 million over 1997 levels, primarily reflecting an incremental $5.2 million of selling, general and administrative expenses at Kentucky Kingdom, $5.3 million of noncash compensation relating to restricted stock awards and conditional option grants over amounts included in 1997, increased corporate expenses reflecting the larger scope of the Company's operations and, to a lesser extent, increased marketing and advertising costs and real estate taxes. As a percentage of total reported revenue, consolidated selling, general and administrative expenses (excluding noncash compensation) were 15.6% of revenue (and combined selling, general and administrative expenses (excluding noncash compensation) were 17.8% of combined revenues) in 1998 as compared to 18.3% for 1997. The decrease is a result of the Company's continued ability to use operating leverage to increase operations without having to increase administrative costs by a like percentage.

    COSTS OF PRODUCTS SOLD. Costs of products sold were $82.2 million for 1998 ($84.6 million on a combined basis) compared to $23.0 million reported for 1997. Reported costs for 1998 include $54.3 million related to the 1998 Acquired Parks. The balance of the increase ($4.9 million) over reported 1997 costs primarily related to $2.7 million of costs of sales at Kentucky Kingdom and to increased product sales at the parks owned in both years.

    DEPRECIATION AND AMORTIZATION AND INTEREST EXPENSES. Depreciation and amortization expense increased $90.0 million from $19.8 million in 1997 to $109.8 million in 1998, of which $82.6 million was attributable to the recognition of depreciation and amortization expense for the 1998 Acquired Parks, an incremental $2.9 million was attributable to Kentucky Kingdom and the balance was attributable to the

Company's on-going capital program. Interest expense, net of interest income, increased from $17.8 million to $115.9 million in 1998 principally as a result of borrowings made in connection with the acquisition of Six Flags and Walibi. See Notes 2 and 6 to Notes to Consolidated Financial Statements.

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

    NET INCOME. Net income applicable to common stock in 1998 reflects as a charge to net income the preferred stock dividends accrued since the April 1, 1998 issuance of the Company's Premium Income Equity Securities ("PIES"). The PIES accrue cumulative dividends at 7 1/2% per annum (1.875% per quarter), which approximates an annual dividend requirement of $23.3 million (approximately
$5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company. To date, the Company has elected to pay the dividend in cash.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

    At December 31, 1999, the Company's indebtedness aggregated
$2,205.0 million, of which approximately $2.1 million matures prior to December 31, 2000. Based on interest rates at December 31, 1999 for floating rate debt and after giving effect to the interest rate swaps described below, annual cash interest payments for 2000 on this indebtedness will total approximately $161.7 million, excluding $24.4 million which has been deposited in a dedicated escrow account and classified as a restricted-use investment. In addition, annual dividend payments on the PIES are $23.3 million, payable at the Company's option in cash or shares of Common Stock. See Notes 6 and 10 to Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness.

    During the year ended December 31, 1999, net cash provided by operating activities was $197.3 million. Net cash used in investing activities in 1999 totaled $506.2 million, consisting primarily of the Company's acquisition of the four parks acquired in 1999 ($277.5 million, net of cash acquired) and capital expenditures for the 1999 and 2000 seasons. Net cash provided by financing activities in 1999 was $49.5 million, representing the refinancing by Premier of its bank debt with a new $1.2 billion credit facility as well as the refinancing of public debt of two of the Company's subsidiaries with the issuance of $430.0 million principal amount of 9 3/4% Senior Notes due 2007 of Premier. See Notes 2 and 6 to Notes to Consolidated Financial Statements.

    As more fully described in "Business--Six Flags Over Georgia and White Water Atlanta" and "--Six Flags Over Texas and Six Flags Hurricane Harbor" and in
Note 2 to Notes to Consolidated Financial Statements, in connection with the Six Flags acquisition, the Company guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. Among such obligations are
(i) minimum distributions of approximately $48.6 million in 2000 to partners in these two Partnership Parks (of which the Company will be entitled to receive approximately $14.7 million based on its present ownership interests) and
(ii) up to approximately $71.2 million of limited partnership unit purchase obligations for 2000 with respect to both parks. (There are no minimum capital expenditures required for 2000 under the agreements relating to either park.) Cash flows from operations at these two Partnership Parks will be used to satisfy these requirements, before any funds are required from the Company. In addition, the Company had $71.6 million in a dedicated escrow account at December 31, 1999 (classified as a restricted-use investment) available to fund these obligations.

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

MARKET RISKS AND SENSITIVITY ANALYSES

    Like other global companies, Premier is exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of financial risk management at Premier is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on the Company's earnings, cash flows and equity. Premier does not acquire market risk sensitive instruments for trading purposes. The foreign currency and interest rate risks that the Company is exposed to at December 31, 1999 are greater than those at December 31, 1998 in that the Company has added operations in Germany and Mexico and has increased its total debt balance. In 1999 and 1998 Premier purchased foreign exchange forward contracts to minimize foreign currency risk related to purchases of rides and equipment denominated in foreign currency. Prior to February 2000, the Company had not entered into financial instruments to manage interest rate risks.

    To manage foreign currency exchange rate risks, on a limited basis Premier has used derivative financial instruments, exclusively foreign exchange forward contracts. These derivative financial instruments have been held to maturity and Premier only uses non-leveraged instruments. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Premier has used forward contracts to "lock-in" the U.S. dollar cost of equipment to be purchased from foreign vendors or manufacturers where the contracts related thereto are denominated in foreign currency. See Note 5 to Notes to Consolidated Financial Statements for a more complete description of Premier's accounting policies and use of such instruments.

    In February 2000, the Company entered into three interest rate swap transactions that for the term of the applicable agreements (ranging from December 2001 to March 2002) effectively converted the Company's $600.0 million term loan into a fixed rate obligation. The Company's term loan borrowings bear interest at 3.25% above the LIBOR rate. The Company's interest rate swap arrangements effectively "lock-in" the LIBOR component at rates ranging from 6.615% to 6.780% depending on the applicable agreement. The counterparties to these transactions are major financial institutions, which minimizes the credit risk. See Note 5 to Notes to Consolidated Financial Statements.

    The following analyses present the sensitivity of the market value, earnings and cash flows of Premier's financial instruments to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 1999. The range of changes chosen for these analyses reflect Premier's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact Premier's business as a result of these changes in interest and exchange rates.

    INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

    At December 31, 1999, Premier had debt totaling $2,205.0 million, of which $1,309.5 million represents fixed-rate debt and the balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair value but do not impact the recorded fixed-rate debt amount, earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair value of the floating-rate debt but do impact future earnings and cash flows, assuming other factors remain constant.

    Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to the Company's interest rate swaps and assuming an average annual balance of $150.0 million on the Company's working capital revolver, the pre-tax earnings and cash flows impact resulting from a one percentage point increase in interest rates would be approximately
$4.5 million.

    EXCHANGE RATE SENSITIVITY ANALYSIS

    Premier's exchange rate exposures result from its investments and ongoing operations in Belgium, France, The Netherlands, Germany and Mexico and certain other business transactions such as the purchase of rides from foreign vendors or manufacturers. Among other techniques, Premier utilizes foreign exchange forward contracts to hedge these exposures. At present, Premier does not use financial instruments to hedge against currency risks associated with its international operations. At December 31, 1999, Premier had $63.3 million notional amount of foreign exchange contracts to hedge the risks associated with ride purchase and construction commitments. The dates of foreign exchange forward contracts run through early 2000, with the last contract settling in July 2000.

    Maintaining other variables constant, if there were a ten percent adverse change in foreign currency exchange rates (I.E., a weakening of the dollar against the applicable foreign currencies), the fair value of foreign currency contracts outstanding at December 31, 1999 would increase by approximately $5.4 million. No amount of this decrease would impact earnings since the gain
(loss) on these contracts would be offset by an equal loss (gain) on the underlying exposure being hedged.

    Assuming the Company's international parks generate the same level of earnings and cash flow in 2000 as they did in 1999, earnings and cash flows of the Company in the event of such ten percent adverse change would decrease by less than $1.0 million and $3.0 million, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. A subsequent pronouncement, SFAS No. 137, was issued in July 1999 that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company will adopt the provision of SFAS No. 133 as of January 1, 2001.

    The Company has entered into two types of derivative instruments. To the extent that the fair value of the Company's foreign exchange forward contracts varies prior to settlement, the amount of the change will be reflected as an asset or liability, with a corresponding change in other comprehensive income. At settlement date, the foreign currency will be used to meet property and equipment purchase commitments and the gain or loss will be recognized as a component of the Company's historical cost of the asset. Likewise the fair value of the Company's interest swap agreements will be reflected as an asset or liability, with a corresponding change in other comprehensive income. Since the interest rate swap and the contractual interest rate have the same basis, then as the Company settles its interest rate swap agreements, the proceeds or payment will be reflected as a reduction or increase in interest expense. As such, if rates remain below the maximum amounts in the interest swap agreements, the Company has fixed its interest rate on the amount of long-term debt that has been hedged for the term of the interest rate swap agreements. As such, the Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or future results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 is effective for periods beginning January 1, 2000. The provisions of SAB No. 101 do not have an impact on the accounting policies that the Company utilizes to prepare its annual financial statements and therefore, will not have an impact on the Company's annual financial statements. However, the provisions of SAB
No. 101 will change the accounting policies that the Company uses to recognize revenue from multi-admission tickets and season passes during the year. The Company's accounting policy as of January 1, 2000 will recognize the revenue for multi-admission tickets and season passes over the operating season.

    The provisions of SAB No. 101 allow companies to either restate results or account for the change as a cumulative effect. The Company has elected to restate its quarterly results. Had the Company used the newly adopted accounting policy described above, the quarterly results would have been as follows:

    As reported:

                                                               THREE MONTHS ENDED
                                     -----------------------------------------------------------------------
                                     MARCH 31, 1999   JUNE 30, 1999   SEPTEMBER 30, 1999   DECEMBER 31, 1999
                                     --------------   -------------   ------------------   -----------------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Revenues...........................     $ 53,649        $333,515           $471,728            $ 68,092
Net income (loss) applicable to
  common stock.....................      (88,636)         24,464            111,008            (100,650)
Net income (loss) per average
  common shares outstanding:
  Basic............................        (1.16)           0.32               1.42               (1.29)
  Diluted..........................        (1.16)           0.31               1.29               (1.29)

    As restated:

                                                               THREE MONTHS ENDED
                                     -----------------------------------------------------------------------
                                     MARCH 31, 1999   JUNE 30, 1999   SEPTEMBER 30, 1999   DECEMBER 31, 1999
                                     --------------   -------------   ------------------   -----------------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Revenues...........................     $ 38,580        $314,142           $495,404            $ 78,858
Net income (loss) applicable to
  common stock.....................      (99,222)         12,274            125,809             (92,675)
Net income (loss) per average
  common share outstanding:
  Basic............................        (1.29)            .16               1.61               (1.18)
  Diluted..........................        (1.29)            .15               1.46               (1.18)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28-29 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Identification of Directors

    Incorporated by reference from the information captioned "Proposal 1:
Election of Directors" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2000.

    (b) Identification of Executive Officers

    Information regarding executive officers is included in Item 1 of Part I herein.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information captioned "Executive Compensation" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a), (b) Incorporated by reference from the information captioned "Stock Ownership of Management and Certain Beneficial Holders" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2000.

    (c) Changes in Control

    None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information captioned "Certain Transactions" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)and (2) Financial Statements and Financial Statement Schedules

    The following consolidated financial statements of Premier Parks Inc. and subsidiaries, the notes thereto and the related report thereon of independent auditors are filed under Item 8 of this Report:

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2
Consolidated Balance Sheets--December 31, 1999 and 1998.....    F-3
Consolidated Statements of Operations
  Years ended December 31, 1999, 1998 and 1997..............    F-4
Consolidated Statements of Stockholders' Equity
  Years ended December 31, 1999, 1998 and 1997..............    F-5
Consolidated Statements of Cash Flows
  Years ended December 31, 1999, 1998 and 1997..............    F-6
Notes to Consolidated Financial Statements..................    F-8

    Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

    (a)(3)See Exhibit Index.

    (b) Reports on Form 8-K

    None.

    (c) Exhibits

    See Item 14(a)(3) above.

                               PREMIER PARKS INC.

                   Index to Consolidated Financial Statements

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2
Consolidated Balance Sheets--December 31, 1999 and 1998.....    F-3
Consolidated Statements of Operations--Years ended December
  31, 1999, 1998 and 1997...................................    F-4
Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 1999, 1998 and 1997..........................    F-5
Consolidated Statements of Cash Flows--Years ended December
  31, 1999, 1998 and 1997...................................    F-6
Notes to Consolidated Financial Statements..................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Premier Parks Inc.:

    We have audited the accompanying consolidated balance sheets of Premier Parks Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Parks Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                    KPMG LLP

Oklahoma City, Oklahoma
March 14, 2000

                               PREMIER PARKS INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                   1999             1998
                                                              --------------   --------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  138,131,000      400,578,000
  Accounts receivable.......................................      29,208,000       31,484,000
  Inventories...............................................      23,590,000       21,703,000
  Prepaid expenses and other current assets.................      32,793,000       29,200,000
  Restricted-use investment securities......................      24,430,000      206,075,000
                                                              --------------   --------------
    Total current assets....................................     248,152,000      689,040,000
                                                              --------------   --------------
Other assets:
  Debt issuance costs.......................................      55,540,000       45,099,000
  Restricted-use investment securities......................      84,464,000      111,577,000
  Deposits and other assets.................................      64,472,000       73,887,000
                                                              --------------   --------------
    Total other assets......................................     204,476,000      230,563,000
                                                              --------------   --------------
Property and equipment, at cost.............................   2,272,419,000    1,675,959,000
  Less accumulated depreciation.............................     207,680,000      104,806,000
                                                              --------------   --------------
                                                               2,064,739,000    1,571,153,000
                                                              --------------   --------------
Investment in theme park partnerships.......................     384,637,000      283,520,000
Intangible assets, principally goodwill.....................   1,352,732,000    1,321,616,000
  Less accumulated amortization.............................      93,164,000       43,427,000
                                                              --------------   --------------
                                                               1,259,568,000    1,278,189,000
                                                              --------------   --------------
    Total assets............................................  $4,161,572,000    4,052,465,000
                                                              ==============   ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   37,918,000       25,285,000
  Accrued interest payable..................................      23,566,000       33,269,000
  Accrued compensation, payroll taxes and benefits..........      19,368,000       17,548,000
  Accrued insurance.........................................      13,211,000       28,727,000
  Other accrued liabilities.................................      63,184,000       54,331,000
  Current portion of long-term debt.........................       2,055,000      198,038,000
                                                              --------------   --------------
    Total current liabilities...............................     159,302,000      357,198,000
Long-term debt..............................................   2,202,933,000    1,866,151,000
Other long-term liabilities.................................      41,761,000       50,573,000
Deferred income taxes.......................................     141,960,000      151,978,000
                                                              --------------   --------------
    Total liabilities.......................................   2,545,956,000    2,425,900,000
                                                              --------------   --------------
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized at December
    31, 1999 and 1998, 11,500 shares issued and outstanding
    at December 31, 1999 and 1998...........................          12,000           12,000
  Common stock, $.025 par value, 150,000,000 shares
    authorized; 78,350,771 and 76,488,661 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................       1,958,000        1,912,000
  Capital in excess of par value............................   1,700,305,000    1,640,532,000
  Retained earnings (accumulated deficit)...................     (53,681,000)         133,000
  Deferred compensation.....................................     (15,255,000)     (25,111,000)
  Accumulated other comprehensive income (loss).............     (17,723,000)       9,087,000
                                                              --------------   --------------
    Total stockholders' equity..............................   1,615,616,000    1,626,565,000
                                                              --------------   --------------
    Total liabilities and stockholders' equity..............  $4,161,572,000    4,052,465,000
                                                              ==============   ==============

          See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999            1998          1997
                                                      -------------   ------------   -----------
Theme park admissions...............................  $ 500,417,000    423,461,000    94,611,000
Theme park food, merchandise and other..............    426,567,000    369,242,000    99,293,000
                                                      -------------   ------------   -----------
      Total revenue.................................    926,984,000    792,703,000   193,904,000
                                                      -------------   ------------   -----------
Operating costs and expenses:
  Operating expenses................................    353,728,000    297,266,000    81,356,000
  Selling, general and administrative...............    163,526,000    126,985,000    35,422,000
  Noncash compensation..............................     12,725,000      6,362,000     1,125,000
  Costs of products sold............................     90,699,000     82,127,000    23,025,000
  Depreciation and amortization.....................    154,264,000    109,841,000    19,792,000
                                                      -------------   ------------   -----------
      Total operating costs and expenses............    774,942,000    622,581,000   160,720,000
                                                      -------------   ------------   -----------
      Income from operations........................    152,042,000    170,122,000    33,184,000
                                                      -------------   ------------   -----------
Other income (expense):
  Interest expense..................................   (193,965,000)  (149,820,000)  (25,714,000)
  Interest income...................................     24,524,000     33,971,000     7,939,000
  Equity in operations of theme park partnerships...     26,180,000     24,054,000            --
  Termination fee, net of expenses..................             --             --     8,364,000
  Other income (expense), including minority
    interest........................................     (3,551,000)    (1,983,000)      (59,000)
                                                      -------------   ------------   -----------
      Total other income (expense)..................   (146,812,000)   (93,778,000)   (9,470,000)
                                                      -------------   ------------   -----------
      Income before income taxes....................      5,230,000     76,344,000    23,714,000
Income tax expense..................................     24,460,000     40,716,000     9,615,000
                                                      -------------   ------------   -----------
      Income (loss) before extraordinary loss.......    (19,230,000)    35,628,000    14,099,000
Extraordinary loss on extinguishment of debt, net of
  income tax benefit of $7,530,000 in 1999 and
  $526,000 in 1998..................................    (11,296,000)      (788,000)           --
                                                      -------------   ------------   -----------
      Net income (loss).............................  $ (30,526,000)    34,840,000    14,099,000
                                                      =============   ============   ===========
      Net income (loss) applicable to common
        stock.......................................  $ (53,814,000)    17,374,000    14,099,000
                                                      =============   ============   ===========
Weighted average number of common shares
  outstanding--basic................................     77,656,000     66,430,000    35,876,000
                                                      =============   ============   ===========
Net income (loss) per average common share
  outstanding--basic:
  Income (loss) before extraordinary loss...........  $       (0.55)          0.27          0.39
  Extraordinary loss................................          (0.14)         (0.01)           --
                                                      -------------   ------------   -----------
      Net income (loss).............................  $       (0.69)          0.26          0.39
                                                      =============   ============   ===========
Weighted average number of common shares
  outstanding--diluted..............................     77,656,000     68,518,000    36,876,000
                                                      =============   ============   ===========
Net income (loss) per average common share
  outstanding--diluted:
  Income (loss) before extraordinary loss...........  $       (0.55)          0.26          0.38
  Extraordinary loss................................          (0.14)         (0.01)           --
                                                      -------------   ------------   -----------
      Net income (loss).............................  $       (0.69)          0.25          0.38
                                                      =============   ============   ===========

          See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            PREFERRED STOCK          COMMON STOCK                           RETAINED
                                          -------------------   -----------------------    CAPITAL IN       EARNINGS
                                           SHARES                 SHARES                    EXCESS OF     (ACCUMULATED
                                           ISSUED     AMOUNT      ISSUED       AMOUNT       PAR VALUE       DEFICIT)
                                          --------   --------   ----------   ----------   -------------   ------------
Balances at December 31, 1996...........       --    $    --    22,785,338   $  569,000     144,642,000   (31,340,000)
Issuance of common stock................       --         --    15,013,576      375,000     209,593,000            --
Amortization of deferred compensation...       --         --            --           --              --            --
Net income..............................       --         --            --           --              --    14,099,000
                                           ------    -------    ----------   ----------   -------------   -----------
Balances at December 31, 1997...........       --         --    37,798,914      944,000     354,235,000   (17,241,000)
Issuance of preferred stock.............   11,500     12,000            --           --     301,173,000            --
Issuance of common stock................       --         --    38,742,439      969,000     985,812,000            --
Amortization of deferred compensation...       --         --            --           --              --            --
Retirement of treasury stock............       --         --       (52,692)      (1,000)       (688,000)           --
Net income..............................       --         --            --           --              --    34,840,000
Other comprehensive income--foreign
  currency translation adjustment.......       --         --            --           --              --            --
Comprehensive income....................
Preferred stock dividends...............       --         --            --           --              --   (17,466,000)
                                           ------    -------    ----------   ----------   -------------   -----------
Balances at December 31, 1998...........   11,500     12,000    76,488,661    1,912,000   1,640,532,000       133,000
Issuance of common stock................       --         --     1,862,110       46,000      53,853,000            --
Amortization of deferred compensation...       --         --            --           --              --            --
Stock option compensation...............       --         --            --           --       4,742,000            --
Tax benefit from stock options and
  warrants..............................       --         --            --           --       1,178,000            --
Net loss................................       --         --            --           --              --   (30,526,000)
Other comprehensive loss--foreign
  currency translation adjustment.......       --         --            --           --              --            --
Comprehensive loss......................
Preferred stock dividends...............       --         --            --           --              --   (23,288,000)
                                           ------    -------    ----------   ----------   -------------   -----------
Balances at December 31, 1999...........   11,500    $12,000    78,350,771   $1,958,000   1,700,305,000   (53,681,000)
                                           ======    =======    ==========   ==========   =============   ===========

                                                           ACCUMULATED
                                                              OTHER
                                            DEFERRED      COMPREHENSIVE    TREASURY
                                          COMPENSATION    INCOME (LOSS)     STOCK         TOTAL
                                          -------------   --------------   --------   -------------
Balances at December 31, 1996...........            --              --     (689,000)    113,182,000
Issuance of common stock................   (14,625,000)             --          --      195,343,000
Amortization of deferred compensation...     1,125,000              --          --        1,125,000
Net income..............................            --              --          --       14,099,000
                                           -----------     -----------     --------   -------------
Balances at December 31, 1997...........   (13,500,000)             --     (689,000)    323,749,000
Issuance of preferred stock.............            --              --          --      301,185,000
Issuance of common stock................   (16,100,000)             --          --      970,681,000
Amortization of deferred compensation...     4,489,000              --          --        4,489,000
Retirement of treasury stock............            --              --     689,000               --
Net income..............................            --              --          --       34,840,000
Other comprehensive income--foreign
  currency translation adjustment.......            --       9,087,000          --        9,087,000
                                                                                      -------------
Comprehensive income....................                                                 43,927,000
                                                                                      -------------
Preferred stock dividends...............            --              --          --      (17,466,000)
                                           -----------     -----------     --------   -------------
Balances at December 31, 1998...........   (25,111,000)      9,087,000          --    1,626,565,000
Issuance of common stock................            --              --          --       53,899,000
Amortization of deferred compensation...     9,856,000              --          --        9,856,000
Stock option compensation...............            --              --          --        4,742,000
Tax benefit from stock options and
  warrants..............................            --              --          --        1,178,000
Net loss................................            --              --          --      (30,526,000)
Other comprehensive loss--foreign
  currency translation adjustment.......            --     (26,810,000)         --      (26,810,000)
                                                                                      -------------
Comprehensive loss......................                                                (57,336,000)
                                                                                      -------------
Preferred stock dividends...............            --              --          --      (23,288,000)
                                           -----------     -----------     --------   -------------
Balances at December 31, 1999...........   (15,255,000)    (17,723,000)         --    1,615,616,000
                                           ===========     ===========     ========   =============

            See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     1999              1998             1997
                                                ---------------   ---------------   -------------
Cash flows from operating activities:.........
  Net income (loss)...........................  $   (30,526,000)  $    34,840,000      14,099,000
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities (net of effects of
    acquisition):
      Depreciation and amortization...........      154,264,000       109,841,000      19,792,000
      Equity in operations of theme parks, net
        of cash received......................       (8,524,000)       (8,240,000)             --
      Minority interest in earnings...........           (6,000)          960,000              --
      Noncash compensation....................       12,725,000         6,362,000       1,125,000
      Interest accretion on notes payable.....       34,402,000        28,713,000              --
      Interest accretion on restricted-use
        investments...........................       (6,182,000)       (7,267,000)             --
      Extraordinary loss on early
        extinguishment of debt................       18,826,000         1,314,000              --
      Amortization of debt issuance costs.....        6,755,000         5,351,000       1,918,000
      (Gain) loss on sale of assets...........        3,557,000           920,000         (46,000)
      Deferred income taxes...................       17,146,000        38,698,000       6,737,000
      (Increase) decrease in accounts
        receivable............................        5,359,000       (17,816,000)     (5,272,000)
      (Increase) decrease in income tax
        receivable............................               --           995,000        (995,000)
      Increase in inventories and prepaid
        expenses and other current assets.....       (2,191,000)      (12,154,000)     (1,150,000)
      (Increase) decrease in deposits and
        other assets..........................        9,416,000       (25,185,000)      6,237,000
      Decrease in accounts payable, accrued
        expenses and other liabilities........       (7,966,000)      (61,806,000)       (776,000)
      Increase (decrease) in accrued interest
        payable...............................       (9,706,000)       23,484,000       5,481,000
                                                ---------------   ---------------   -------------
        Total adjustments.....................      227,875,000        84,170,000      33,051,000
                                                ---------------   ---------------   -------------
        Net cash provided by operating
          activities..........................      197,349,000       119,010,000      47,150,000
                                                ---------------   ---------------   -------------
Cash flows from investing activities:
  Additions to property and equipment.........     (391,655,000)     (205,754,000)   (129,049,000)
  Investment in theme park partnerships.......      (51,931,000)      (60,739,000)     (6,595,000)
  Acquisition of theme park assets............      (34,578,000)      (50,593,000)    (60,050,000)
  Acquisition of theme park companies, net of
    cash acquired.............................     (242,954,000)   (1,037,412,000)    (21,376,000)
  Purchase of restricted-use investments......               --      (321,750,000)             --
  Maturities of restricted-use investments....      214,940,000        11,365,000              --
                                                ---------------   ---------------   -------------
        Net cash used in investing
          activities..........................     (506,178,000)   (1,664,883,000)   (217,070,000)
                                                ---------------   ---------------   -------------
Cash flows from financing activities:
  Repayment of long-term debt.................   (1,291,910,000)     (703,639,000)    (66,576,000)
  Proceeds from borrowings....................    1,391,024,000     1,361,703,000     132,500,000
  Net proceeds from issuance of preferred
    stocks....................................               --       301,185,000              --
  Net proceeds from issuance of common
    stocks....................................        2,801,000       955,134,000     189,530,000
  Payment of cash dividends...................      (23,288,000)      (11,644,000)             --
  Payment of debt issuance costs..............      (29,139,000)      (41,641,000)     (5,289,000)
                                                ---------------   ---------------   -------------
        Net cash provided by financing
          activities..........................       49,488,000     1,861,098,000     250,165,000
                                                ---------------   ---------------   -------------

                               PREMIER PARKS INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999           1998          1997
                                                        -------------   -----------   ----------
Effect of exchange rate changes on cash
  and cash equivalents................................  $  (3,106,000)    1,065,000           --
                                                        -------------   -----------   ----------
Increase (decrease) in cash and cash
  equivalents.........................................   (262,447,000)  316,290,000   80,245,000
Cash and cash equivalents at beginning of year........    400,578,000    84,288,000    4,043,000
                                                        -------------   -----------   ----------
Cash and cash equivalents at end of year..............  $ 138,131,000   400,578,000   84,288,000
                                                        =============   ===========   ==========
Supplementary cash flow information:
  Cash paid for interest..............................  $ 162,511,000    92,272,000   18,315,000
                                                        =============   ===========   ==========
  Cash paid for income taxes..........................  $     220,000       497,000    3,697,000
                                                        =============   ===========   ==========

Supplemental disclosure of noncash investing and financing activities:

1999

    - The Company issued a $40,700,000 note convertible into 1,080,000 common shares as consideration for a theme park acquisition made by a limited partnership for which the Company is the managing general partner.

    - The Company issued $10,435,000 of common stock (337,467 shares) as additional consideration for a theme park acquisition.

1998

    - The Company issued $15,547,000 of common stock (805,954 shares) as consideration for a theme park acquisition.

    - The Company issued restricted common stock (920,000 shares) to certain employees valued at $16,100,000.

1997

    - The Company issued $5,831,000 of common stock (307,600 shares) as components of theme park acquisitions.

    - The Company issued restricted common stock (900,000 shares) to certain employees valued at $14,625,000.

    - The Company assumed $268,000 of capital lease obligations as a component of a theme park acquisition.

          See accompanying notes to consolidated financial statements.

                               PREMIER PARKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT POLICIES

    (A)  DESCRIPTION OF BUSINESS

       Premier owns and operates regional theme amusement and water parks. As of December 31, 1999, the Company and its subsidiaries own or operate 35 parks, including 27 domestic parks, one park in Mexico and seven parks in Europe. Premier is also managing the construction and development of a theme park in Europe.

       On March 24, 1998, the company then known as Premier Parks Inc. ("Premier Operations") merged (the "Merger") with an indirect wholly owned subsidiary thereof, pursuant to which Premier Operations became a wholly owned subsidiary of Premier Parks Holdings Corporation ("Holdings") and the holders of shares of common stock of Premier Operations became, on a share-for-share basis, holders of common stock of Holdings. On the Merger date, Premier Operations' name was changed to Premier Parks
       Operations Inc., and Holdings' name was changed to Premier Parks Inc. References herein to the "Company" or "Premier" mean (i) for all periods or dates prior to March 24, 1998, Premier Operations and its consolidated subsidiaries and (ii) for all subsequent periods or dates, Holdings and its consolidated subsidiaries (including Premier Operations). As used herein, Holdings refers only to Premier Parks Inc., without regard to its subsidiaries.

       During May 1999, in separate transactions, the Company purchased 100% of the capital stock of the companies that owned Reino Aventura, a theme park located in Mexico City, and purchased the assets used in the operation of Splashtown, a water park near Houston. In addition, during May 1999, the limited partnership that owns Six Flags Over Georgia purchased the assets used in the operation of White Water Atlanta, a water park and related entertainment facility. The consideration for this purchase was advanced to the partnership by the Company through a convertible promissory note. The Company is the managing general partner of the limited partnership and owns approximately 25% of the limited partnership units. On November 15, 1999, the Company purchased Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. See
       Note 2.

       During 1998, the Company purchased approximately 97% of the outstanding capital stock of Walibi, S.A. ("Walibi") and as of December 31, 1999 owns approximately 99%. See Note 2. On April 1, 1998, the Company purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its subsidiaries, "Six Flags") and consummated the related transactions described in Note 2.

       During February 1997, the Company purchased 100% of the common stock of the company that owned Riverside Park and in November 1997 purchased 100% of the equity interests of the company that owned Kentucky Kingdom.

       The accompanying consolidated financial statements for the year ended December 31, 1999 reflect the results of Reino Aventura, Splashtown, White Water Atlanta, and Movie World Germany only from their acquisition dates, May 4, 1999, May 13, 1999, May 25, 1999, and November 15, 1999,
       respectively. The accompanying consolidated financial statements for the year ended December 31, 1998 reflect the results of Walibi only from March 26, 1998, and of Six Flags only from April 1, 1998. The accompanying consolidated financial statements for the year ended December 31, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997 and Kentucky Kingdom only from its acquisition date, November 7, 1997. In

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED) addition, 1999 and 1998 results include the Company's share of the results of Six Flags Marine World under the applicable lease and related documents. See Note 13. Those results are not included in the 1997 period.

    (B)  BASIS OF PRESENTATION

       The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles.

       The consolidated financial statements include the accounts of the Company, its majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which the Company beneficially owns 100% of the interests. Intercompany transactions and balances have been eliminated in consolidation.

       The Company's investment in partnerships and joint ventures in which it does not own controlling interests are accounted for using the equity method.

    (C)  CASH EQUIVALENTS

       Cash equivalents of $93,083,000 and $357,984,000 at December 31, 1999 and 1998, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

    (D)  INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and primarily consist of products for resale including merchandise and food and miscellaneous supplies.

    (E)  ADVERTISING COSTS

       Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred. The amounts capitalized at year-end are included in prepaid expenses.

       Advertising and promotions expense was $100,175,000, $66,141,000, and $21,600,000 during 1999, 1998, and 1997, respectively.

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

       Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)
    (H)  INVESTMENT IN THEME PARK PARTNERSHIPS

       The Company manages five parks in which the Company does not currently own a controlling interest. The Company accounts for its investment in these five parks using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of Six Flags Over Texas, Six Flags Over Georgia, White Water Atlanta, and Six Flags Marine World in the accompanying consolidated statements of operations in the caption "equity in operations of theme park partnerships." The Warner Bros. Movie World theme park being constructed in Spain is not yet in operation. The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. In the consolidation method of accounting, the activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption.

    (I)  INTANGIBLE ASSETS

       Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets are amortized over the period to be benefited, generally up to 25 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquisition. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

    (J)  LONG-LIVED ASSETS

       The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (K)  INTEREST EXPENSE

       Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).

    (L)  INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED) enactment date. United States deferred income taxes have not been provided on foreign earnings which are being permanently reinvested.

    (M)  INCOME (LOSS) PER COMMON SHARE

       Basic income (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). No dilutive stock options were included in the 1999 computation of diluted loss per share because the effect in 1999 would have been antidilutive. Additionally, the weighted average number of shares for the year ended December 31, 1999 and 1998 does not include the impact of the conversion of the Company's mandatorily convertible preferred stock into a maximum of 11,500,000 shares of common stock and a minimum of 9,554,000 shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive.

       During 1999 and the last nine months of 1998, the Company's mandatorily convertible preferred stock was outstanding. Preferred stock dividends of $23,288,000 and $17,466,000 were considered in determining net income
       (loss) applicable to common stock in 1999 and 1998, respectively.

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

       The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income
       (loss) per average common share outstanding for the years 1999, 1998 and 1997.

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Weighted average number of common
  shares outstanding--basic..............  77,656,000   66,430,000   35,876,000
Dilutive effect of potential common
  shares issuable upon the exercise of
  employee stock options.................          --    2,088,000    1,000,000
                                           ----------   ----------   ----------
Weighted average number of common
  shares outstanding--diluted............  77,656,000   68,518,000   36,876,000
                                           ==========   ==========   ==========

    (N)  STOCK OPTIONS

       For unconditional employee stock options, the Company recognizes compensation expense over the service period, only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for exercise is achieved exceeds the stock option exercise price, is recognized over the service period. For stock options

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED) issued to nonemployees, the Company recognizes compensation expense at the time of issuance based upon the fair value of the options issued.

       Pro forma net income (loss) and net income (loss) per share for employee stock option grants made in and subsequent to 1995 as if the fair-value-based method had been applied are provided in Note 10.

    (O)  INVESTMENT SECURITIES

       Restricted-use investment securities at December 31, 1999 and 1998 consist of U.S. Treasury securities. The securities are restricted to provide for three years of interest payments on certain debt issued in 1998, to provide funds to satisfy the Company's obligations under certain guarantees of partnership arrangements described in Note 2, and at December 31, 1998, to provide funds for the repayment of indebtedness which matured in 1999. The Company classifies its investment securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities held by the Company are classified as available-for-sale. The Company does not purchase investment securities principally for the purpose of selling them in the near term and thus has no securities classified as trading.

       Available-for-sale securities are recorded at fair value. As of December 31, 1999 and 1998, the fair value of the restricted-use investments classified as available-for-sale was $71,600,000 and $74,000,000 which approximated the amortized cost of the securities. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

       As of December 31, 1999 and 1998, all of the Company's restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year; however, these securities are reflected as noncurrent assets as they are restricted for future use. As of December 31, 1999 and 1998, $24,430,000 and $206,075,000 of
       restricted-use investment securities classified as held-to-maturity had maturities and restrictions of less than one year and are reflected as current assets. The remaining restricted-use investment securities classified as held-to-maturity have a remaining term of less than three years.

       Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

    (P)  COMPREHENSIVE INCOME (LOSS)

       On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and changes in the foreign currency translation adjustment and is presented in the 1999 and 1998 consolidated statements of stockholders' equity as accumulated other comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)
       The Company's 1997 and earlier financial statements do not reflect any effect from the adoption of SFAS 130 as prior to 1998 the Company did not have foreign operations or own significant investment securities.

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

    (R)  RECLASSIFICATIONS

       Reclassifications have been made to certain amounts reported in 1998 and 1997 to conform with the 1999 presentation.

(2) ACQUISITION OF THEME PARKS

       On May 4, 1999, the Company acquired all of the capital stock of the companies that own and operate Reino Aventura (subsequently renamed Six Flags Mexico), a theme park located in Mexico City, for a cash purchase price of approximately $59,600,000. The Company funded the acquisition from existing cash. Approximately $14,575,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

       On May 13, 1999, the Company acquired the assets of Splashtown water park located in Houston, Texas for a cash purchase price of approximately $20,400,000. The Company funded the acquisition from existing cash. Approximately $10,530,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

       On May 25, 1999, the limited partnership that owns Six Flags Over Georgia acquired the assets of White Water Atlanta water park, and adjacent American Adventures entertainment facility located near Atlanta, Georgia. In connection with the acquisition, Premier issued a $40,700,000 note that was converted into 1,080,000 shares of Premier common stock. The transaction was accounted for by the limited partnership as a purchase. The Company has reflected the additional investment in the limited partnership as investment in theme park partnerships.

       On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, the Company entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America, and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under the Company's 1999 credit facility (the "New Credit Facility"). See
       Note 6(h). Approximately $42,800,000 of the aggregate costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.

       On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(2) ACQUISITION OF THEME PARKS (CONTINUED)
       20% was paid through issuance of 448,910 shares of common stock and 80% was paid in cash. In June 1998, the Company purchased an additional 44% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of common stock and $31,400,000 in cash. During the remainder of the year, Premier purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of common stock. During 1999, Premier purchased an additional 2% of Walibi. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from borrowings under its senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. See
       Note 6(c). As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The Company was not required to issue any shares as a result of the 1999 revenues. The Company may be required to issue additional shares of common stock based on Walibi's revenues during 2000 or 2001. The value of the additional shares, if any, will be recorded as additional goodwill.

       On April 1, 1998 the Company acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976,000,000, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings (i) 36,800,000 shares of common stock (with gross proceeds of $993,600,000), (ii) 5,750,000 Premium Income Equity Securities ("PIES") (with gross proceeds of $310,500,000),
       (iii) $410,000,000 aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") (with gross proceeds of $251,700,000) and (iv) $280,000,000 aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the "1998 Senior Notes"), and SFEC issued $170,000,000 aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company
       (i) assumed $285,000,000 principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278,100,000 at April 1, 1998 (fair value of $318,500,000 at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410,000,000 of borrowings under a new $472,000,000 senior secured credit facility of SFTP (the "Six Flags Credit Facility"). See Note 6(g). During 1999, the Company completed the determination of the value of the assets acquired and liabilities assumed. As a result of the final determination, the deferred income tax liability resulting from the acquisition and goodwill were each reduced by approximately $30,000,000. As of the acquisition date and after giving effect to the final allocation of purchase price, $35,619,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,170,974,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill.

       In addition to its obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags Acquisition, the Company also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the "Partnership Parks"). Specifically, the Company

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(2) ACQUISITION OF THEME PARKS (CONTINUED) guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $46,300,000 (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Partnership Parks will be used to satisfy these requirements first, before any funds are required from the Company. The Company also guaranteed the obligation of its subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the "Partnership Agreements") that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or
       (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

       As the Company purchases units relating to either Partnership Park, it will be entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Partnership Park. On December 31, 1999, the Company owned approximately 25% and 34%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 2000 at both parks will aggregate approximately $71,200,000.

       On February 5, 1997, the Company acquired all of the outstanding common stock of Stuart Amusement Company ("Stuart"), the owner of Riverside Park, for a purchase price of $22,200,000 ($1,000,000 of which was paid through issuance of 64,278 of the Company's common shares). The transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $6,623,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart's assets and liabilities. Approximately $10,484,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill.

       On November 7, 1997, the Company acquired Kentucky Kingdom--The Thrill Park ("Kentucky Kingdom") for a preliminary purchase price of $64,000,000 of which $4,831,000 was paid through the issuance of 243,342 shares of the Company's common stock. As a result of 1998 revenues exceeding levels specified in the purchase agreement, Premier was required to issue the former owners of Kentucky Kingdom an additional 337,000 shares of common stock in April 1999, of which approximately 126,000 shares were placed in an escrow account to offset potential pre-acquisition claims by the Company. The Company would have been required to issue additional shares of common stock based upon the level of revenues at Kentucky Kingdom during 1999 and 2000. During 1999, the Company and the sellers of Kentucky Kingdom reached a new agreement pursuant to which the Company agreed to pay the sellers $4,300,000, of which $1,250,000 was placed in escrow. A portion of this payment represented proceeds of the sale of the 126,000 shares of common stock previously placed in escrow. In consideration of the foregoing, the sellers released the Company from any further obligations under the acquisition

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(2) ACQUISITION OF THEME PARKS (CONTINUED) agreement, including the obligation to issue additional shares based on 1999 and 2000 revenues of Kentucky Kingdom. The acquisition was accounted for as a purchase. The purchase price, as adjusted, was primarily allocated to property and equipment with $16,306,000 of costs recorded as goodwill.

       The following summarized unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, assume that the Six Flags, Walibi, Reino Aventura, White Water Atlanta, Splashtown and Movie World acquisitions, and the related transactions occurred as of January 1, 1998.

                                                            1999       1998
                                                          --------   --------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
Total revenues..........................................  $975,859    898,670
Income (loss) before extraordinary loss.................   (42,942)   (66,299)
Income (loss) per common share - basic..................     (0.85)     (1.17)
Income (loss) per common share - diluted................     (0.85)     (1.17)

       The following summarized unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assume that the Six Flags Acquisition, the acquisition of Walibi, the acquisition of Kentucky Kingdom, and the related financings occurred as of January 1, 1997.

                                                             1998       1997
                                                           --------   --------
                                                               (UNAUDITED)
                                                             (IN THOUSANDS)
Total revenues...........................................  $817,409   793,467
Income (loss) before extraordinary loss..................   (51,160)  (56,497)
Income (loss) per common share - basic...................     (0.98)    (1.06)
Income (loss) per common share - diluted.................     (0.98)    (1.06)

(3) PROPERTY AND EQUIPMENT

       Property and equipment, at cost, are classified as follows:

                                                      1999            1998
                                                 --------------   -------------
Land...........................................  $  332,942,000     273,723,000
Buildings and improvements.....................     681,700,000     465,991,000
Rides and attractions..........................   1,061,607,000     808,438,000
Equipment......................................     196,170,000     127,807,000
                                                 --------------   -------------
Total..........................................   2,272,419,000   1,675,959,000
Less accumulated depreciation..................     207,680,000     104,806,000
                                                 --------------   -------------
                                                 $2,064,739,000   1,571,153,000
                                                 ==============   =============

(4) INVESTMENT IN THEME PARK PARTNERSHIPS

       The following reflects the summarized assets, liabilities, and equity as of December 31, 1999 and 1998, and the results of the four parks managed by the Company for the years ended December 31, 1999 and 1998, in the case of Six Flags Marine World, and for the periods subsequent to

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(4) INVESTMENT IN THEME PARK PARTNERSHIPS (CONTINUED)
       April 1, 1998 (the date of the Six Flags Acquisition), in the case of the Partnership Parks and for the period subsequent to May 25, 1999, in the case of White Water Atlanta, which was purchased on that date by the limited partnership that owns Six Flags Over Georgia. Previous periods are not presented as the general partner and limited partnership interests in the Partnership Parks were purchased on April 1, 1998 and the lease agreement with the owner of Six Flags Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season. The following information does not include results of the Warner Bros. Movie World theme park being constructed in Spain, as it is not yet in operation.

                                                        1999          1998
                                                    ------------   -----------
Assets:
  Current assets..................................  $ 33,114,000    34,055,000
  Property and equipment, net.....................   241,522,000   189,632,000
  Other assets....................................    39,179,000    24,289,000
                                                    ------------   -----------
      Total assets................................  $313,815,000   247,976,000
                                                    ============   ===========
Liabilities and equity:
  Current liabilities.............................  $ 32,851,000    34,189,000
  Affiliate loans.................................    89,607,000    29,907,000
  Long-term debt..................................    71,613,000    90,337,000
  Equity..........................................   119,744,000    93,543,000
                                                    ------------   -----------
      Total liabilities and equity................  $313,815,000   247,976,000
                                                    ============   ===========
Revenue...........................................  $225,774,000   202,183,000
                                                    ------------   -----------
Expenses:
  Operating expenses..............................    88,901,000    75,680,000
  Selling, general and administrative.............    28,457,000    24,933,000
  Costs of products sold..........................    21,241,000    26,689,000
  Depreciation and amortization...................    13,148,000    13,325,000
  Interest expense, net...........................    11,545,000     6,301,000
  Other expense...................................       532,000     1,451,000
                                                    ------------   -----------
      Total.......................................   163,824,000   148,379,000
                                                    ------------   -----------
Net income........................................  $ 61,950,000    53,804,000
                                                    ============   ===========

       The Company's share of operations of the four theme parks for the years ended December 31, 1999 and 1998 were $44,187,000 and $35,408,000, prior to depreciation and amortization charges of $15,826,000 and $9,763,000 and third-party interest expense and other non-operating expenses of $2,181,000 and $1,591,000, respectively. A substantial difference exists between the carrying value of the Company's investment in the theme parks and the Company's share of the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World. Pursuant to the Partnership Agreements, the Company, as managing general partner of the Partnership Parks, can make affiliate loans to the Partnership Parks. These loans are reflected in the Company's consolidated balance sheet as an investment in theme park partnerships. As discussed in Note 2, the Company provided the consideration for a Partnership

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(4) INVESTMENT IN THEME PARK PARTNERSHIPS (CONTINUED)
       Park to acquire White Water Atlanta. The resulting note from the Partnership Park to the Company is in the form of an affiliate loan. Included in long-term debt above as of December 31, 1999 is $65,971,000 of long-term debt that is not guaranteed by the Company. The long-term debt is an obligation of the other parties that have an interest in Six Flags Marine World. The remaining long-term debt consists primarily of term loan debt and capitalized lease obligations associated with rides and equipment.

(5) DERIVATIVE FINANCIAL INSTRUMENTS

       The Company historically has had only limited involvement with derivative financial instruments, entering into contracts to manage the variability of foreign-currency exchange rates.

       Foreign currency forward purchase agreements are used to reduce the potential impact of changes in foreign currency exchange rates on the cost of rides and equipment purchased from European suppliers. At December 31 1999, the Company was a party to forward purchase agreements of European currencies with terms expiring in 2000. The agreements require the Company to purchase European currencies from the counterparties (three large financial institutions) at specified intervals, for approximately $63,255,000. The specified transaction intervals coincide with the dates that payments are expected to be made related to the capital expenditures being paid through use of a foreign currency. At December 31, 1998, the Company was a party to two forward purchase agreements of European currencies with terms that expired in 1999. The agreements required the Company to purchase European currencies from the counterparties (an investment bank and a large financial institution), at specified intervals, for approximately $17,679,000. The specified transaction intervals coincided with the dates that payments were expected to be made related to the capital expenditures being paid through use of a foreign currency.

       The fair value of the forward purchase agreements was $58,000 and $577,000 at December 31, 1999 and 1998, respectively. The fair value is estimated using values provided by the counterparties based upon quoted exchange rates for forward purchases.

       In February 2000, the Company entered into three interest rate swap agreements that effectively convert the Company's $600,000,000 term loan component of the New Credit Facility (see note 6(h)) into a fixed rate obligation. The terms of the agreements, each of which has a notional amount of $200,000,000, begin March 2000 and expire from December 2001 to March 2002. The Company's term loan borrowings bear interest based upon the LIBOR rate. The Company's interest rate swap arrangements are designed to "lock-in" the LIBOR component at rates ranging from 6.615% to 6.780% depending on the applicable agreement. Two of the agreements have a feature that negates the interest rate swap for a ninety-day period if LIBOR rates exceed 7.5%, while the remaining agreement limits the interest rate swap at the 7.5% rate. The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

       The Company is exposed to credit losses in the event of nonperformance by the counterparties to its forward purchase and interest rate swap agreements. The Company anticipates, however, that counterparties will fully satisfy their obligations under the contracts. The Company does not obtain collateral to support its financial instruments but monitors the credit standing of the counterparties.

(6) LONG-TERM DEBT

       At December 31, 1999 and 1998, long-term debt consists of:

                                                      1999            1998
                                                 --------------   -------------
Long-term debt:
  1995 Notes due 2003 (a)......................  $           --      90,000,000
  1997 Notes due 2007 (b)......................     125,000,000     125,000,000
  Premier Credit Facility (c)..................              --     200,000,000
  Senior Discount Notes due 2008 (d)...........     298,664,000     270,895,000
  1998 Senior Notes due 2006(d)                     280,000,000     280,000,000
  SFEC Notes (e)...............................     170,000,000     170,000,000
  SFEC Zero Coupon Notes (e)...................              --     182,877,000
  SFTP Senior Subordinated Notes (f)...........              --     321,167,000
  Six Flags Credit Facility (g)................              --     409,750,000
  New Credit Facility (h)......................     892,000,000              --
  Senior Notes due 2007 (i)....................     429,085,000              --
  Other........................................      10,239,000      14,500,000
                                                 --------------   -------------
                                                  2,204,988,000   2,064,189,000
Less current portion, in 1998 primarily the
  SFEC Zero Coupon Notes (carrying value of
  $182,877,000 as of December 31, 1998) which
  had been prefunded with restricted-use
  investments (which also matured in 1999).....       2,055,000     198,038,000
                                                 --------------   -------------
                                                 $2,202,933,000   1,866,151,000
                                                 ==============   =============

------------------------

    (a) In August 1995, Premier Operations issued $90,000,000 principal amount of senior notes (the "1995 Notes"). A portion of the proceeds from the June 1999 issuance of Holdings' Senior Notes due 2007 (see Note 6(i)) were utilized to repurchase and redeem these notes. An extraordinary loss of $5,778,000, net of tax benefit of $3,852,000, was recognized from early extinguishment. The 1995 Notes were senior unsecured obligations of Premier Operations, and were scheduled to mature on August 15, 2003. The 1995 Notes accrued interest at 12% per annum payable semiannually and were guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

    (b) On January 31, 1997, Premier Operations issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Premier Operations and were equal to the 1995 Notes in priority upon liquidation. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Premier Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

       The indenture limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. A portion of the proceeds were used to pay in full all amounts outstanding under Premier Operations' then outstanding credit facility.

       All obligations under the 1997 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings after the Merger.

    (c) In March 1998, Premier Operations entered into the Premier Credit Facility and terminated its then outstanding $115,000,000 credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of debt issuance costs related to the terminated facility. The Premier Credit Facility was terminated in November 1999 in connection with the New Credit Facility. See Note 6(h). At December 31, 1998, Premier Operations had borrowed $200,000,000 under the Premier Credit Facility, in part to fund the acquisition of Walibi. The Premier Credit Facility included a five-year $75,000,000 revolving credit facility (none of which was outstanding at December 31, 1998), a five-year $100,000,000 term loan facility (subsequently reduced to $75,000,000 and an eight-year $125,000,000 term loan facility (which was fully drawn at December 31, 1998). Borrowings under the Premier Credit Facility were guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate).

    (d) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($298,664,000 and $270,895,000 carrying value as of December 31, 1999 and 1998, respectively) of Senior Discount Notes and $280,000,000 principal amount of 1998 Senior Notes. The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

       Approximately $70,700,000 of the net proceeds of the 1998 Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of Premier's obligations to the limited partners of the Partnership Parks. See Note 2.

       The indentures under which the Senior Discount Notes and the 1998 Senior Notes were issued limit the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

    (e) On April 1, 1998, SFEC issued $170,000,000 principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes are guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of Premier Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities to provide for the repayment in full on or before December 15, 1999 of pre-existing notes of SFEC (with a carrying value of $182,877,000 at December 31, 1998). The pre-existing notes of SFEC were paid in full using the restricted-use securities on December 15, 1999.

       The indenture under which the SFEC Notes were issued limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends;

       engage in mergers or consolidations; and engage in certain transactions with affiliates. In November 1999, SFEC merged into Premier Operations, which assumed the obligations of SFEC under the SFEC Notes and the related indenture.

    (f) The SFTP Senior Subordinated Notes were senior subordinated obligations of SFTP in an aggregate principal amount of $285,000,000. A portion of the proceeds from the June 1999 issuance of Holdings' Senior Notes due 2007 (see Note 6(i)) were used to repurchase and retire these notes. An extraordinary loss of $304,000, net of tax benefit of $202,000, was recognized from the early extinguishment. The SFTP Senior Subordinated Notes were issued at a discount and effective in 1999 required annual interest payments of approximately $34,900,000 per annum (12 1/4% per annum). The first interest payment was paid in December 1998. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318,500,000, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value was amortized as a reduction to interest expense and resulted in an effective interest rate of approximately 9 3/4%.

    (g) On April 1, 1998, SFTP entered into the Six Flags Credit Facility. The facility was terminated in November 1999 in connection with the New Credit Facility. See Note 6(h). The Six Flags Credit Facility included
       (i) a $100,000,000 five-year revolving credit facility used to refinance Six Flags bank indebtedness as of April 1, 1998 and for working capital and other general corporate purposes and (ii) a $372,000,000 term loan facility (the "Term Loan Facility"). Borrowings under the Six Flags Credit Facility were secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and were guaranteed by such subsidiaries and SFEC.

    (h) On November 5, 1999, SFTP entered into the New Credit Facility and, in connection therewith, SFEC merged into Premier Operations and SFTP became a subsidiary of Premier Operations. The New Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at December 31, 1999), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $292,000,000 was outstanding at December 31, 1999) and a $600,000,000 six-year term loan (all of which was borrowed at December 31, 1999). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the New Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 1999, the interest rate on the borrowings was 8.88%. The multicurrency facility, which permits optional prepayments and reborrowings, requires quarterly mandatory repayments of 2.5% of the outstanding amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the New Credit Facility are guaranteed by Holdings, Premier Operations and all of Premier Operations' domestic subsidiaries and are secured by substantially all of Premier Operations' domestic assets. See note 5 regarding interest rate hedging activities.

       The New Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its 1998 Senior Notes, Senior Discount Notes and 1999 Senior Notes, cash dividend payments on its PIES and its obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the New Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

       On November 5, 1999, the Company borrowed $892,000,000 under the New Credit Facility principally to repay all amounts outstanding under the Premier Credit Facility and the Six Flags Credit Facility and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2. The termination of the Premier and Six Flags Credit Facilities resulted in an extraordinary loss in respect of the debt issuance costs related thereto of $5,214,000, net of tax benefit of $3,476,000.

    (i) On June 30, 1999, Holdings issued $430,000,000 principal amount of
       9 3/4% Senior Notes (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the 1998 Senior Notes and the Senior Discount Notes. The 1999 Senior Notes require annual interest payments of approximately $41,900,000 and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the 1998 Senior Notes and the Senior Discount Notes.

       The net proceeds of 1999 Senior New Notes were used to fund the purchase in a tender offer of $87,500,000 of the 1995 Notes (see Note 6(a)) and the entire $285,000,000 principal amount of the SFTP Senior Subordinated Notes (see Note 6(f)). The remaining $2,500,000 balance of the 1995 Notes was redeemed in August 1999.

       Annual maturities of long-term debt during the five years subsequent to December 31, 1999, are as follows:

          2000..............................................    $    2,055,000
          2001..............................................         9,834,000
          2002..............................................        43,464,000
          2003..............................................        72,518,000
          2004 and thereafter...............................     2,077,117,000
                                                                --------------
                                                                $2,204,988,000
                                                                ==============

       As discussed in (a) to (i), the long-term debt of the Company has been issued by both Holdings and by several of its subsidiaries. The following table provides information as of and for the year ended December 31, 1999 of the assets held by, and the results of operations and cash flows of, each of the consolidating groups that have issued registered debt.

       Holdings is the issuer of the notes described in (d) and (i) above. The information presented below for Holdings contains the assets, liabilities, results of operations and cash flows of Holdings. Premier Operations is the issuer of the notes described in (b) above. The domestic subsidiaries of Premier Operations guarantee the 1997 Notes on a full, unconditional, and joint and several basis. The information for Premier Operations contains the assets, liabilities, results of operations and cash flows of Premier Operations and its domestic subsidiaries as if the merger of SFEC into Premier Operations had occurred on January 1, 1999. The non-guarantor group is comprised of the assets, liabilities, results of operations and cash flows of Premier Operations' foreign subsidiaries that are not guarantors of any of the debt described in (a) through (i) above.

                                                      PREMIER        NON-
                                         HOLDINGS    OPERATIONS   GUARANTORS   ELIMINATIONS     TOTAL
                                        ----------   ----------   ----------   ------------   ---------
                                                                (IN THOUSANDS)
Assets:
  Cash and cash equivalents...........  $   20,120      97,724       20,287             --      138,131
  Restricted-use investment
    securities........................      24,430          --           --             --       24,430
  Other current assets................      21,882      47,655       16,054             --       85,591
                                        ----------   ---------     --------     ----------    ---------
Total current assets..................      66,432     145,379       36,341             --      248,152
Intercompany receivables (payables)...     100,291     (59,519)     (40,772)            --           --
Deferred income taxes.................      16,690          --           --        (16,690)          --
Other assets..........................     112,672     299,677          796       (208,669)     204,476
Investment in subsidiaries............   2,042,400     158,076           --     (2,200,476)          --
Investment in theme park
  partnerships........................     292,305      92,332           --             --      384,637
Property and equipment, net...........      12,584   1,694,710      357,445             --    2,064,739
Intangible assets, net................       6,463   1,159,161       93,944             --    1,259,568
                                        ----------   ---------     --------     ----------    ---------
Total assets..........................  $2,649,837   3,489,816      447,754     (2,425,835)   4,161,572
                                        ==========   =========     ========     ==========    =========
Liabilities and stockholders' equity:
Current portion of long-term debt.....  $       --       1,376          679             --        2,055
  Other current liabilities...........      25,901      83,159       48,187             --      157,247
                                        ----------   ---------     --------     ----------    ---------
      Total current liabilities.......      25,901      84,535       48,866             --      159,302
Long-term debt........................   1,007,749   1,190,978      212,875       (208,669)   2,202,933
Other long-term liabilities...........         571      39,736        2,024           (570)      41,761
Deferred income taxes.................          --     132,737       25,913        (16,690)     141,960
Stockholders' equity..................   1,615,616   2,041,830      158,076     (2,199,906)   1,615,616
                                        ----------   ---------     --------     ----------    ---------
Total liabilities and stockholders'
  equity..............................  $2,649,837   3,489,816      447,754     (2,425,835)   4,161,572
                                        ==========   =========     ========     ==========    =========
Revenue:
  Theme park admissions...............  $       --     445,046       55,371             --      500,417
  Theme park food, merchandise and
    other.............................          --     385,532       41,035             --      426,567
                                        ----------   ---------     --------     ----------    ---------
      Total revenue...................          --     830,578       96,406             --      926,984
                                        ----------   ---------     --------     ----------    ---------
Operating costs and expenses:
  Operating expenses..................          --     311,903       41,825             --      353,728
  Selling, general and
    administrative....................      10,277     137,226       16,023             --      163,526
  Noncash compensation................      12,725          --           --             --       12,725
  Costs of products sold..............          --      81,887        8,812             --       90,699
  Depreciation and amortization.......         589     135,637       18,038             --      154,264
                                        ----------   ---------     --------     ----------    ---------
      Total operating costs and
        expenses......................      23,591     666,653       84,698             --      774,942
                                        ----------   ---------     --------     ----------    ---------
      Income (loss) from operations...     (23,591)    163,925       11,708             --      152,042
                                        ----------   ---------     --------     ----------    ---------

                                                   PREMIER        NON-
                                      HOLDINGS    OPERATIONS   GUARANTORS   ELIMINATIONS     TOTAL
                                      ---------   ----------   ----------   ------------   ----------
                                                              (IN THOUSANDS)
Other income (expense):
  Interest expense..................  $ (78,232)    (114,512)      (6,238)       5,017       (193,965)
  Interest income...................     11,323       18,022          196       (5,017)        24,524
  Equity in operations of theme park
    partnerships....................     19,105        7,075           --           --         26,180
  Other income (expense)............         --       (4,119)         568           --         (3,551)
                                      ---------   ----------   ----------     --------     ----------
      Total other income
        (expense)...................    (47,804)     (93,534)      (5,474)          --       (146,812)
                                      ---------   ----------   ----------     --------     ----------
      Income (loss) before income
        taxes.......................    (71,395)      70,391        6,234           --          5,230
Income tax expense (benefit)........    (19,803)      40,133        4,130           --         24,460
                                      ---------   ----------   ----------     --------     ----------
      Income (loss) before
        extraordinary loss..........    (51,592)      30,258        2,104           --        (19,230)
Extraordinary loss on extinguishment
  of debt, net of income tax
  benefit...........................         --      (11,296)          --           --        (11,296)
                                      ---------   ----------   ----------     --------     ----------
      Net income (loss).............  $ (51,592)      18,962        2,104           --        (30,526)
                                      =========   ==========   ==========     ========     ==========
      Net income (loss) applicable
        to common stock.............  $ (74,880)      18,962        2,104           --        (53,814)
                                      =========   ==========   ==========     ========     ==========
Cash flow information:
  Operating cash flows..............  $  (1,506)     167,492       31,363           --        197,349
                                      ---------   ----------   ----------     --------     ----------
Cash flows from investing
  activities:
  Additions to property and
    equipment.......................     10,746     (369,136)     (33,265)          --       (391,655)
  Investment in theme park
    partnerships....................    (23,006)     (28,925)          --           --        (51,931)
  Acquisition of theme park
    assets..........................         --      (26,701)      (7,877)          --        (34,578)
  Acquisitions of theme park
    companies.......................         --      (63,090)    (180,653)         789       (242,954)
  Investment in subsidiaries........   (607,632)    (158,743)          --      766,375             --
  Maturities of restricted-use
    investments.....................     22,690      192,250           --           --        214,940
                                      ---------   ----------   ----------     --------     ----------
                                       (597,202)    (454,345)    (221,795)     767,164       (506,178)
                                      ---------   ----------   ----------     --------     ----------
Cash flows from financing
  activities:
  Repayment of long-term debt.......         --   (1,286,792)     (19,801)      14,683     (1,291,910)
  Proceeds from borrowings..........    429,024      962,000      162,769     (162,769)     1,391,024
  Net cash proceeds from issuance of
    stock...........................      2,801           --           --           --          2,801
  Capital contributions.............         --      607,632       10,657     (618,289)            --
  Advances to subsidiaries..........   (100,291)      60,383       39,908           --             --
  Payment of preferred dividends....    (23,288)          --           --           --        (23,288)
  Payment of debt issuance costs....     (9,829)     (19,310)          --           --        (29,139)
                                      ---------   ----------   ----------     --------     ----------
                                        298,417      323,913      193,533     (766,375)        49,488
  Effect of exchange rate changes on
    cash............................         --           --       (3,106)          --         (3,106)
                                      ---------   ----------   ----------     --------     ----------
  Increase (decrease) in cash and
    cash equivalents................  $(300,291)      37,060           (5)         789       (262,447)
                                      =========   ==========   ==========     ========     ==========

       The debt indentures and credit facility agreements generally restrict the ability of the obligors to distribute assets to parent companies or in the case of Holdings to shareholders. The following table discloses the amounts available for distribution (other than permitted payments in respect of shared administrative and other corporate expenses and tax sharing payments) at December 31, 1999 by each debt group based upon the most restrictive applicable limitation.

                                                                  AMOUNT
                                                                AVAILABLE
                                                              --------------
                                                              (IN THOUSANDS)
        Holdings............................................     $176,795
        Premier Operations..................................      864,937

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                       1999                            1998
                          ------------------------------   -----------------------------
                             CARRYING          FAIR          CARRYING          FAIR
                              AMOUNT           VALUE          AMOUNT           VALUE
                          --------------   -------------   -------------   -------------
Financial assets
  (liabilities):
  Restricted-use
    investment
    securities..........  $  108,894,000     108,782,000     317,652,000     320,059,000
  Long-term debt........   2,204,988,000   2,183,636,000   2,064,189,000   2,098,271,000
  Foreign currency
    forward purchase
    agreements..........              --          59,000              --         577,000

       The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except for the foreign currency forward purchase agreements (Note 5) which are not reflected in the consolidated balance sheets.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    - The fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

    - Restricted-use investment securities: The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

    - Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's investment bankers or based upon quoted market prices.

                               PREMIER PARKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

       The agreement was non-exclusive and contained a termination fee of $10,750,000 payable to the Company in the event the agreement was terminated. Subsequent to the Company's agreement with the limited partners, the prior operator of the theme park also reached an agreement with the limited partners. The Company received the termination fee in December 1997 and has included the termination fee, net of $2,386,000 of expenses associated with the transaction, as a component of other income (expense) in the accompanying 1997 consolidated statement of operations.

(9) INCOME TAXES

       Income tax expense (benefit) allocated to operations for 1999, 1998 and 1997 consists of the following:

                                                            CURRENT      DEFERRED      TOTAL
                                                           ----------   ----------   ----------
        1999:
        U.S. federal.....................................  $ (683,000)  18,338,000   17,655,000
        Foreign..........................................   1,058,000    3,072,000    4,130,000
        State and local..................................    (591,000)   3,266,000    2,675,000
                                                           ----------   ----------   ----------
                                                           $ (216,000)  24,676,000   24,460,000
                                                           ==========   ==========   ==========
        1998:
        U.S. federal.....................................  $ (564,000)  32,318,000   31,754,000
        Foreign..........................................   1,049,000    5,146,000    6,195,000
        State and local..................................   1,007,000    1,760,000    2,767,000
                                                           ----------   ----------   ----------
                                                           $1,492,000   39,224,000   40,716,000
                                                           ==========   ==========   ==========
        1997:
        U.S. federal.....................................  $2,505,000    6,060,000    8,565,000
        State and local..................................     373,000      677,000    1,050,000
                                                           ----------   ----------   ----------
                                                           $2,878,000    6,737,000    9,615,000
                                                           ==========   ==========   ==========

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(9) INCOME TAXES (CONTINUED)
       Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 1999, 1998 and 1997 to income before income taxes as follows:

                                              1999          1998        1997
                                           -----------   ----------   ---------
Computed "expected" federal income tax
  expense................................  $ 1,830,000   26,720,000   8,300,000
Amortization of goodwill.................   11,973,000    9,970,000     327,000
Nondeductible compensation...............    6,786,000      656,000          --
Other, net...............................      864,000     (129,000)    200,000
Effect of foreign income taxes...........    1,215,000    1,645,000          --
Effect of state and local income taxes,
  net of federal tax benefit.............    1,792,000    1,854,000     788,000
                                           -----------   ----------   ---------
                                           $24,460,000   40,716,000   9,615,000
                                           ===========   ==========   =========

       An income tax benefit of $7,530,000 was allocated to extraordinary loss for 1999. The U.S. federal benefit component was $6,539,000 and the state and local benefit component was $991,000. There were no foreign extraordinary losses in 1999. An income tax benefit of $526,000 was allocated to extraordinary loss for 1998. The U.S. federal benefit component was $457,000 and the state and local benefit component was $69,000. There were no foreign extraordinary losses in 1998.

       Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 1999 and 1998, are presented below:

                                                        1999          1998
                                                    ------------   -----------
Deferred tax assets before valuation allowance....  $213,244,000   172,227,000
Less valuation allowance..........................     1,196,000     1,196,000
                                                    ------------   -----------
Net deferred tax assets...........................   212,048,000   171,031,000
Deferred tax liabilities..........................   354,008,000   323,009,000
                                                    ------------   -----------
Net deferred tax liability........................  $141,960,000   151,978,000
                                                    ============   ===========

       The Company's deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of the Company's tax basis in the corresponding assets. The majority of the Company's property and equipment is depreciated over a 7-year period for tax reporting purposes and a longer 20- to 25-year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income. Because most of the Company's depreciable assets' financial carrying amounts and tax basis difference will reverse before the expiration of the Company's net

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(9) INCOME TAXES (CONTINUED)
       operating loss carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that the Company will more likely than not realize the benefits of these net future deductions.

       As of December 31, 1999, the Company has approximately $542,375,000 of net operating loss carryforwards available for federal income tax purposes which expire through 2019. Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. Additionally at December 31, 1999, the Company had approximately $7,537,000 of alternative minimum tax credits which have no expiration date.

       The Company has experienced ownership changes within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. The Company experienced an additional ownership change on June 4, 1996, as a result of the issuance of shares of common stock and the conversion of preferred stock into additional shares of common stock. This ownership change limits the amount of the Company's post-October 1992 through June 1996 net operating loss carryforwards that can be used in any year.

       Included in the Company's tax net operating loss carryforward amounts are approximately $249,353,000 of net operating loss carryforwards of Six Flags generated prior to its acquisition by the Company. Six Flags experienced an ownership change on April 1, 1998 as a result of the Six Flags Acquisition. Due to this ownership change, no more than $49,200,000 of pre-acquisition net operating loss carryforwards may be used to offset taxable income in any year; however, it is more likely than not that all of the Company's carryforwards generated subsequent to October 1992 and all of the Six Flags' carryfowards will be fully utilized by the Company before their expiration.

       During 1999, the Company reduced goodwill by approximately $1,700,000 for the tax benefit from certain reimbursed costs arising from contingencies related to the Six Flags Acquisition.

(10) STOCKHOLDERS' EQUITY

    (A)  PREFERRED STOCK

       The Company has authorized 5,000,000 shares of preferred stock, $1.00 par value per share.

       In connection with the Company's acquisition of SFEC on April 1, 1998, the Company issued 5,750,000 PIES for gross proceeds of $310,500,000, each representing one five-hundredth of a share of mandatorily convertible preferred stock (an aggregate of 11,500 shares of preferred stock). See Note 2. The PIES accrue cumulative dividends (payable, at the Company's option, in cash or shares of common stock) at 7 1/2% per annum (approximately $23,288,000 per annum) and are mandatorily convertible into shares of common stock on April 1, 2001. Holders can voluntarily convert the PIES into shares of common stock at any time prior to April 1, 2001.

       Prior to April 1, 2001, each of the PIES is convertible at the option of the holder into 1.6616 common shares. On April 1, 2001, the PIES will mandatorily convert into common shares based upon the average of the closing quoted market price of the common stock for the last twenty days

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(10) STOCKHOLDERS' EQUITY (CONTINUED)
       prior to the conversion. If the average market price of the common stock is equal to or less than $27 per common share, each PIES share will convert into two shares of common stock. If the average market price of the common stock is equal to or more than $32.50 per common share, each PIES share will convert into 1.6616 common shares. If the average market price of the common stock is between $27 and $32.50 per common share, each PIES share will convert into a declining number of common shares based upon the proportional excess of the average market price over $27 per common share until the 1.6616 conversion rate is achieved at the average market price of $32.50. Any conversion is also adjusted for dividends that have accumulated, but have not yet been paid in cash or common stock.

       All shares of preferred stock rank senior and prior in right to all of the Company's now or hereafter issued common stock with respect to dividend payments and distribution of assets upon liquidation or dissolution of the Company.

    (B)  COMMON STOCK

       On June 9, 1998, the Company's common shareholders approved a two-for-one stock split effective July 24, 1998. The par value of the common stock was decreased to $.025 per share from $.05 per share. Additionally, the authorized common shares of the Company were increased to 150,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the stock split as if it had occurred as of the earliest year presented.

    (C)  STOCK OPTIONS AND WARRANTS

       Certain members of the Company's management have been issued seven-year options to purchase common shares under the Company's 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the "Option Plans"). Under the Option Plans, stock options are granted with an exercise price equal to the underlying stock's fair value at the date of grant. Except for 1,531,000 conditional options issued in 1998, options may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment. There were 1,531,000 conditional stock options issued in 1998. These options have the same vesting schedule as the unconditional stock options, except that no conditional option could be exercised until after the conditions of the stock option were met. The conditions related to these stock options were met during December 1999.

       In 1999 and 1998, the Company also issued to certain consultants options to purchase 40,000 and 70,000 common shares, respectively. The options have substantially the same terms and conditions as the options granted under the Option Plans. The Company has recognized the fair value of the options issued to the consultants as an expense in the accompanying 1999 and 1998 consolidated statements of operations.

       At December 31, 1999, there were 2,253,199 additional shares available for grant under the Option Plans. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $17.43 and $12.74, respectively, on the date of grant using the Black--Scholes option-pricing model with the following weighted-average assumptions:
       1999--expected dividend

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(10) STOCKHOLDERS' EQUITY (CONTINUED)
       yield 0%, risk-free interest rate of 5.5%, expected volatility of 84%, and an expected life of 5 years; 1998--expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 92%, and an expected life of 5 years.

       No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for all its unconditional stock options, the Company's net income (loss) would have been as indicated below:

                                              1999          1998         1997
                                          ------------   ----------   ----------
Net income (loss) applicable to common
  stock:
As reported.............................  $(53,814,000)  17,374,000   14,099,000
Pro forma...............................   (74,617,000)  11,212,000   13,325,000
Net income (loss) per average common
  share outstanding - basic:
As reported.............................         (0.69)        0.26         0.39
Pro forma...............................         (0.96)        0.17         0.37

       Stock option activity during the years indicated is as follows:

                                                                     WEIGHTED-
                                                       NUMBER OF      AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       ---------   --------------
Balance at December 31, 1996.........................  1,563,401       $ 6.91
  Granted............................................         --           --
  Exercised..........................................         --           --
  Forfeited..........................................     (4,000)        2.50
  Expired............................................         --           --
                                                       ---------
Balance at December 31, 1997.........................  1,559,401         6.92
  Granted............................................  3,507,000        17.50
  Exercised..........................................   (216,485)        3.52
  Forfeited..........................................         --           --
  Expired............................................         --           --
                                                       ---------
Balance at December 31, 1998.........................  4,849,916        14.72
  Granted............................................  3,440,000        25.00
  Exercised..........................................   (354,565)        7.30
  Forfeited..........................................    (93,600)       17.50
  Expired............................................         --           --
                                                       ---------
Balance at December 31, 1999.........................  7,841,751       $19.55
                                                       =========       ======

       At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.50 to $25.00 and
       5.93 years, respectively.

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(10) STOCKHOLDERS' EQUITY (CONTINUED)
       At December 31, 1999, 1998, and 1997, options exercisable were 3,245,800, 1,366,700, and 891,600, respectively, and weighted-average exercise price of those options was $15.23, $9.83, and $5.63, respectively.

       In 1989, the Company's current chairman was issued a ten-year warrant to purchase 52,692 common shares at an exercise price of $.50 per share and a ten-year warrant to purchase 37,386 common shares at an exercise price of $.50 per share. The warrants were exercised during 1999 prior to their expiration.

    (D)  SHARE RIGHTS PLAN

       On December 10, 1997, the Company's board of directors authorized a share rights plan. The plan was subsequently amended on February 4, 1998. Under the plan, stockholders have one right for each share of common stock held. The rights become exercisable ten business days after (a) an announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the Company's voting shares outstanding, or (b) the commencement or announcement of a person's or group's intention to commence a tender or exchange offer that could result in a person or group owning 15% or more of the voting shares outstanding.

       Each right entitles its holder (except a holder who is the acquiring person) to purchase 1/1000 of a share of a junior participating series of preferred stock designated to have economic and voting terms similar to those of one share of common stock for $250.00, subject to adjustment. In the event of certain merger or asset sale transactions with another party or transactions which would increase the equity ownership of a stockholder who then owned 15% or more of the Company, each right will entitle its holder to purchase securities of the merging or acquiring party with a value equal to twice the exercise price of the right.

       The rights, which have no voting power, expire in 2008. The rights may be redeemed by the Company for $.01 per right until the rights become exercisable.

    (E)  RESTRICTED STOCK GRANTS

       The Company issued 900,000 restricted common shares with an estimated aggregate value of $14,625,000 to members of the Company's senior management in July 1997. The restrictions on the stock lapse ratably over a six-year term commencing January 1, 1998, generally based upon the continued employment of the recipient. The Company issued an additional 920,000 restricted common shares with an estimated aggregate value of $16,100,000 to members of the Company's senior management in October 1998. The restrictions on the stock lapse ratably over a three-year term commencing January 1, 1999. The restrictions also lapse upon termination of the executive without cause or if a change in control of the Company occurs. Compensation expense equal to the aggregate value of the shares is being recognized as an expense over the vesting period.

(11) PENSION BENEFITS

       As part of the acquisition of Six Flags by the Company on April 1, 1998, the Company assumed the obligations related to the Six Flags Defined Benefit Plan (the "Benefit Plan"). The Benefit

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(11) PENSION BENEFITS (CONTINUED)
       Plan covered substantially all of Six Flags' full-time employees. During 1999 the Benefit Plan was extended to cover substantially all of the Company's domestic full-time employees. The Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Benefit Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. Benefit Plan assets are invested primarily in common stock and mutual funds. The Benefit Plan does not have significant liabilities other than benefit obligations. Under the Company's funding policy, contributions to the Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

       The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in the Company's consolidated balance sheets:

                                                         1999          1998
                                                      -----------   ----------
Change in benefit obligation:
  Benefit obligation, January 1, 1999 and April 1,
    1998............................................  $74,658,000   68,712,000
  Service cost......................................    3,644,000    2,444,000
  Interest cost.....................................    5,459,000    3,808,000
  Plan amendments...................................    2,723,000           --
  Actuarial loss....................................  (12,587,000)     757,000
  Benefits paid.....................................   (1,708,000)  (1,063,000)
                                                      -----------   ----------
Benefit obligation at December 31...................   72,189,000   74,658,000
                                                      -----------   ----------
Change in plan assets:
  Fair value of assets, January 1, 1999 and April 1,
    1998............................................   87,270,000   85,236,000
  Actual return on plan assets......................    4,396,000    3,097,000
  Benefits paid.....................................   (1,708,000)  (1,063,000)
                                                      -----------   ----------
Fair value of assets at December 31.................   89,958,000   87,270,000
                                                      -----------   ----------
Plan assets in excess of benefit obligations........   17,769,000   12,612,000
Unrecognized net actuarial loss.....................    5,891,000    3,317,000
Unrecognized prior service cost.....................    2,463,000           --
                                                      -----------   ----------
Prepaid benefit cost (included in deposits and other
  assets)...........................................  $14,341,000   15,929,000
                                                      ===========   ==========

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(11) PENSION BENEFITS (CONTINUED)
       Net pension expense of the Benefit Plan for the year ended December 31, 1999 and the nine-month period ended December 31, 1998, included the following components:

                                                          1999         1998
                                                       ----------   ----------
Service cost.........................................  $3,643,000    2,444,000
Interest cost........................................   5,459,000    3,808,000
Expected return on plan assets.......................  (7,773,000)  (5,657,000)
Amortization of prior service cost...................     260,000           --
                                                       ----------   ----------
Net periodic benefit cost............................  $1,589,000      595,000
                                                       ==========   ==========

       The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 1999 and 1998 was 7.75% and 6.75%, respectively. The rate of increase in future compensation levels was 4.75% and 4.5% in 1999 and 1998, respectively. The expected long-term rate of return on assets was 9% each year.

(12) 401(K) PLAN

       The Company has a qualified, contributory 401(k) plan (the "401(k) Plan"). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least
       21 years old. The Company matches 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. The Company recognized approximately $1,874,000, $417,000, and $377,000 of expense in the years ended December 31, 1999, 1998 and 1997, respectively.

       As part of the acquisition of Six Flags by the Company, the Company assumed the administration of the Six Flags' savings plan. Under the provisions of the Six Flags' savings plan, all full-time and seasonal employees of Six Flags completing one year of service (minimum
       1,000 hours) and attaining age 21 were eligible to participate and could contribute up to 6% of compensation as a tax deferred basic contribution. Each participant could also elect to make additional contributions of up to 10% of compensation (up to 4% tax deferred). Tax deferred contributions to the savings plan could not exceed amounts defined by the Internal Revenue Service ($10,000 for 1999). Both the basic and additional contributions were at all times vested. Six Flags, at its discretion, could make matching contributions of up to 100% of its employees' basic contributions. Six Flags made $743,000 in contributions for the 1998 plan year. During the first quarter of 1999, the Six Flags' savings plan was merged into the Company's 401(k) Plan.

(13) SIX FLAGS MARINE WORLD

       In April 1997, the Company became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, the Company exercised its option to lease

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(13) SIX FLAGS MARINE WORLD (CONTINUED)
       approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). In 1999 and 1998, the Company added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. The Company is entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. The Company also has an option to purchase the entire site commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52,000,000 at February 2002) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow).

(14) COMMITMENTS AND CONTINGENCIES

       The Company leases the sites of Wyandot Lake, Six Flags Mexico, and each of the two Waterworld/USA locations. The Company also leases portions of the sites of Six Flags Kentucky Kingdom, Six Flags Holland, and Movie World Germany. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 1999, 1998, and 1997, the Company recognized approximately $2,045,000, $1,002,000, and $1,110,000, respectively, of rental expense under these rent agreements.

       Total rental expense, including office space and park sites, was approximately $7,352,000, $7,918,000, and $2,229,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

       In connection with the acquisition of Six Flags by the Company in 1998, the Company entered into a license agreement (the "License Agreement") pursuant to which it obtained the exclusive right for a term of 55 years to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use during the term of the agreement.

       Under the License Agreement, the Company pays an annual license fee of $2,500,000 through 2005. Thereafter, the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis.

       On March 21, 1999, a raft capsized in the river rapids ride at Six Flags Over Texas, one of the Company's Partnership Parks, resulting in one fatality and injuries to ten others. As a result, a case entitled JERRY
       L. CARTWRIGHT, ET AL VS. PREMIER PARKS, INC. D/B/A SIX FLAGS OVER
       TEXAS, INC. was commenced seeking unspecified damages. The Partnership Park is covered by the Company's multi-layered general liability insurance coverage of up to $100,000,000 per occurrence, with no self-insured retention. The Company does not believe that the impact of this incident or the resulting lawsuit will have a material adverse effect on the Company's consolidated financial position, operations, or liquidity.

       In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company,

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
       L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The judgements are now the subject of an appeal, which has been briefed and argued before the Georgia Court of Appeals. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags Acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

       In June 1997, a water slide collapsed at the Company's Waterworld/USA park in Concord, California, resulting in one fatality and the park's closure for twelve days. A series of lawsuits arising out of the incident have been consolidated in California Superior Court under the name GHILOTTI, ET AL. V. WATERWORLD USA, ET AL. The Company has funded its $50,000 self-retention limit in respect of the incident under its then liability insurance policy and, although there can be no assurance, does not expect to pay any additional amounts in connection with this litigation.

       The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to consolidated financial position, operations, or liquidity after consideration of recorded accruals.

(15) BUSINESS SEGMENTS

       The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment--operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(15) BUSINESS SEGMENTS (CONTINUED)
       exclude all non-cash operating expenses, principally depreciation and amortization and all non operating expenses.

                                                                 1999        1998       1997
                                                              ----------   --------   --------
                                                                   (AMOUNTS IN THOUSANDS)
        Theme park revenues.................................  $1,152,758    994,546    193,531
        Theme park cash expenses............................    (712,611)  (613,077)  (133,302)
                                                              ----------   --------   --------
        Aggregate park EBITDA...............................     440,147    381,469     60,229
        Third-party share of EBITDA from parks accounted for
          under the equity method...........................     (40,761)   (41,064)        --
        Amortization of investment in theme park
          partnerships......................................     (15,826)    (9,763)        --
        Unallocated net expenses, including corporate and
          expenses from parks acquired after completion of
          the operating season..............................     (54,625)   (28,608)    (7,312)
        Termination fee, net of expenses....................          --         --      8,364
        Depreciation and amortization.......................    (154,264)  (109,841)   (19,792)
        Interest expense....................................    (193,965)  (149,820)   (25,714)
        Interest income.....................................      24,524     33,971      7,939
                                                              ----------   --------   --------
        Income before income taxes..........................  $    5,230     76,344     23,714
                                                              ==========   ========   ========

                                                                 1999        1998       1997
                                                              ----------   --------   --------
                                                                   (AMOUNTS IN THOUSANDS)
        Theme park revenues.................................  $1,152,758    994,546   193,531
        Theme park revenues from parks accounted for under
          the equity method.................................    (225,774)  (202,183)       --
        Other revenues......................................          --        340       373
                                                              ----------   --------   -------
        Consolidated total revenues.........................  $  926,984    792,703   193,904
                                                              ==========   ========   =======

       Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories for 1999 and 1998 (the Company did not have foreign operations prior to March 1998):

                                                               DOMESTIC    FOREIGN      TOTAL
                                                              ----------   --------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
        1999:
          Long-lived assets.................................  $3,267,019   441,925    3,708,944
          Revenues..........................................     830,578    96,406      926,984
        1998:
          Long-lived assets.................................  $2,944,036   188,826    3,132,862
          Revenues..........................................     725,946    66,757      792,703

                               PREMIER PARKS INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Following is a summary of the unaudited interim results of operations for the years ended December 31, 1999 and 1998:

                                                                      1999
                                      --------------------------------------------------------------------
                                         FIRST        SECOND         THIRD         FOURTH         FULL
                                        QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                      -----------   -----------   -----------   ------------   -----------
        Total revenue...............  $53,649,000   333,515,000   471,728,000     68,092,000   926,984,000
        Net income (loss) applicable
          to common stock...........  (88,636,000)   24,464,000   111,008,000   (100,650,000)  (53,814,000)
        Net income (loss) per
          average common shares
          outstanding:
            Basic...................        (1.16)         0.32          1.42          (1.29)        (0.69)
            Diluted.................        (1.16)         0.31          1.29          (1.29)        (0.69)

                                                                      1998
                                       -------------------------------------------------------------------
                                          FIRST        SECOND         THIRD        FOURTH         FULL
                                         QUARTER       QUARTER       QUARTER       QUARTER        YEAR
                                       -----------   -----------   -----------   -----------   -----------
        Total revenue................  $ 6,831,000   292,198,000   435,077,000    58,597,000   792,703,000
        Net income (loss) applicable
          to common stock............  (15,450,000)   14,741,000    94,934,000   (76,851,000)   17,374,000
        Net income (loss) per average
          common shares outstanding:
            Basic....................        (0.82)         0.20          1.26         (1.00)         0.26
            Diluted..................        (0.82)         0.19          1.17         (1.00)         0.25

                                 EXHIBIT INDEX

EXHIBIT                                                                                 PAGE
-------                                                                               --------

 (3)  Articles of Incorporation and By-Laws:

          (a)           Certificate of Incorporation of Registrant dated March 24,
                        1981--incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987...........

          (b)           Plan and Agreement of Merger of Registrant and Tierco, a
                        Massachusetts business trust, dated March 31,
                        1981--incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter ended June 30, 1987...........

          (c)           Certificate of Amendment of Certificate of Incorporation of
                        Registrant dated April 14, 1985--incorporated by reference from Exhibit 3 to Form 10-Q of Registrant for the quarter
                        ended June 30, 1987.........................................

          (d)           Certificate of Amendment of Certificate of Incorporation of
                        Registrant dated May 8, 1987--incorporated by reference
                        from Exhibit 3 to Form 10-Q of Registrant for the quarter
                        ended June 30, 1987.........................................

          (e)           Certificate of Amendment of Certificate of Incorporation of
                        Registrant dated June 11, 1987--incorporated by reference
                        from Exhibit 3 to Form 10-Q of Registrant for the quarter
                        ended June 30, 1987.........................................

          (f)           Certificate of Amendment of Certificate of Incorporation of
                        Registrant dated April 30, 1991--incorporated by reference from Exhibit 3(f) to Form 10-K of Registrant for the year
                        ended December 31, 1991.....................................

          (g)           Certificate of Amendment of Certificate of Incorporation of
                        Registrant dated June 30, 1992--incorporated by reference
                        from Exhibit 3(g) to Form 10-K of Registrant for the year
                        ended December 31, 1992.....................................

          (h)           Certificate of Amendment of Certificate of Incorporation of
                        Registrant dated June 23, 1993--incorporated by reference
                        from Exhibit 3(a) to Form 10-Q of Registrant for the quarter ended June 30, 1993.........................................

          (i)           Certificate of Amendment to Certificate of Incorporation
                        dated October 7, 1994--incorporated by reference from
                        Exhibit 3(i) to Form 10-K of Registrant for the year ended
                        December 31, 1994...........................................

          (j)           Certificate of Designation of Series A 7% Cumulative
                        Convertible Preferred Stock (the "Preferred Stock") of
                        Registrant--incorporated by reference from Exhibit 3(10) to
                        Registrant's Registration Statement on Form S-1 (Reg. No.
                        33-62225) declared effective on November 9, 1995 (the
                        "Registration Statement")...................................

          (k)           By-laws of Registrant, as amended--incorporated by reference from Exhibit 3(k) to Form 10-K of Registrant for the year
                        ended December 31, 1996.....................................

          (l)           Certificate of Amendment to Certificate of Incorporation
                        dated May 6, 1996--incorporated by reference from
                        Exhibit 3(l) to Form 10-K of Registrant for the year ended
                        December 31, 1996...........................................

          (m)           Certificate of Designation of Series A Junior Preferred
                        Stock of Registrant--incorporated by reference from
                        Exhibit 2(1.C) to Registrant's Form 8-A dated January 21,
                        1998........................................................

          (n)           Certificate of Amendment to Certificate of Incorporation
                        dated June 16, 1997--incorporated by reference from
                        Exhibit 3(n) to Form 10-K of Registrant for year ended
                        December 31, 1997...........................................

EXHIBIT                                                                                 PAGE
-------                                                                               --------
          (o)           Certificate of Designation, Rights and Preferences for
                        7 1/2% Mandatorily Convertible Preferred Stock of
                        Registrant--incorporated by reference from Exhibit 4(s) to
                        Registrant's Registration Statement on Form S-3
                        (No. 333-45859) declared effective on March 26, 1998........

          (p)           Certificate of Amendment of Certificate of Incorporation of
                        Registrant date July 24, 1998--incorporated by reference
                        from Exhibit 3(p) to Form 10-K of Registrant for the year
                        ended December 31, 1998.....................................

 (4)  Instruments Defining the Rights of Security Holders, Including Indentures:

          (a)           Indenture dated as of August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and United
                        States Trust Company of New York, as trustee (including the form of Notes)--incorporated by reference from Exhibit 4(2)
                        to the Registration Statement...............................

          (b)           Form of First Supplemental Indenture dated as of November 9,
                        1995--incorporated by reference from Exhibit 4(2.1) to the
                        Registration Statement......................................

          (c)           Form of Subscription Agreement between the Registrant and
                        each of the purchasers of shares of Preferred
                        Stock--incorporated by reference from Exhibit 4(10) to the
                        Registration Statement......................................

          (d)           Form of Subscription Agreement, dated October 1992, between the Registrant and certain investors--incorporated by
                        reference from Exhibit 4(a) to the Registrant's Current
                        Report on Form 8-K dated October 30, 1992...................

          (e)           Form of Common Stock Certificate--incorporated by reference from Exhibit 4(l) to Registrant's Registration Statement on
                        Form S-2 (Reg. No. 333-08281) declared effective on May 28,
                        1996........................................................

          (f)           Form of Indenture dated as of February 1, 1997, among the
                        Registrant and The Bank of New York, as trustee (including the form of Notes)--incorporated by reference from
                        Exhibit 4(l) to Registrant's Registration Statement on
                        Form S-2 (Reg. No. 333-16763) declared effective on
                        January 27, 1997............................................

          (g)           Form of Second Supplemental Indenture dated January 21,
                        1997--incorporated by reference form Exhibit 4(n) to
                        Registrant's Registration Statement on Form S-2
                        (Reg. No. 333-16763) declared effective on January 27,
                        1997........................................................

          (h)           Form of Depository Receipt evidencing ownership of
                        Registrant's Premium Income Equity Securities--incorporated by reference from Exhibit 4(k) to Registrant's Registration
                        Statement on Form S-3 (No. 333-45859) declared effective on
                        March 26, 1998..............................................

          (i)           Indenture dated as of April 1, 1998 between Premier
                        Parks Inc. and The Bank of New York, as Trustee with respect to the Registrant's 10% Senior Discount Notes due
                        2008--incorporated by reference from Exhibit 4(o) to
                        Registrant's Registration Statement on Form S-3
                        (No. 333-45859) declared effective on March 26, 1998........

          (j)           Indenture dated as of April 1, 1998 between Premier
                        Parks Inc. and The Bank of New York, as Trustee with respect to the Registrant's 9 1/4% Senior Discount Notes due
                        2006--incorporated by reference from Exhibit 4(p) to
                        Registrant's Registration Statement on Form S-3
                        (No. 333-45859) declared effective on March 26, 1998........

          (k)           Indenture dated as of April 1, 1998 between Premier
                        Parks Inc., Six Flags Entertainment Corporation and The Bank
                        of New York, as Trustee with respect to the Six Flags'
                        8 7/8% Senior Discount Notes due 2006--incorporated by
                        reference from Exhibit 4(q) to Registrant's Registration
                        Statement on Form S-3 (No. 333-45859) declared effective on
                        March 26, 1998..............................................

EXHIBIT                                                                                 PAGE
-------                                                                               --------
          (l)           Deposit Agreement dated as of April 1, 1998 among the
                        Registrant, The Bank of New York, and the holder from time to time of depositary receipts executed and delivered
                        thereunder--incorporated by reference from Exhibit 4(u) to
                        Registrant's Registration Statement on Form S-3
                        (No. 333-45859) declared effective on March 26, 1998........

          (m)           Indenture and First Supplemental Indenture, dated as of
                        June 30, 1999 between Registrant and The Bank of New York
                        with respect to the Registrant's 9 3/4% Senior Notes Due
                        2007--incorporated by reference from Exhibits 4.1 and 4.2 to
                        Registrant's Current Report on Form 8-K dated July 2,
                        1999........................................................

 (10)  Material Contracts:

          (a)           Agreement of Limited Partnership of 229 East 79(th) Street
                        Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21,
                        1987, and December 21, 1987--incorporated by reference from
                        Exhibit 10(i) to Form 10-K of Registrant for year ended
                        December 31, 1987...........................................

          (b)           Agreement of Limited Partnership of Frontier City Partners
                        Limited Partnership, dated October 18, 1989, between
                        Frontier City Properties, Inc. as general partner, and the
                        Registrant and Frontier City Properties, Inc. as limited
                        partners--incorporated by reference from Exhibit 10(g) to
                        the Registrant's Current Report on Form 8-K dated
                        October 18, 1989............................................

          (c)           Registrant's 1993 Stock Option and Incentive
                        Plan--incorporated by reference from Exhibit 10(k) to
                        Form 10-K of Registrant for the year ended December 31,
                        1993........................................................

          (d)           Lease Agreement dated December 22, 1995 between Darien Lake
                        Theme Park and Camping Resort, Inc. and The Metropolitan
                        Entertainment Co., Inc.--incorporated by reference from
                        Exhibit 10(o) to Form 10-K of Registrant for the year ended
                        December 31, 1995...........................................

          (e)           Consulting and Non-Competition Agreement, dated October 30,
                        1996, between Registrant and Arnold S. Gurtler--incorporated by reference from Exhibit 10(u) to Registrant's Registration
                        Statement on Form S-2 (Reg. No. 333-16573) declared
                        effective on January 27, 1997...............................

          (f)           Non-Competition Agreement, dated as of October 30, 1996
                        between the Registrant and Ascent Entertainment
                        Group, Inc.--incorporated by reference from Exhibit 10(s)
                        to Registrant's Registration Statement on Form S-2 (Reg.
                        No. 333-16573) declared effective on January 27, 1997.......

          (g)           Consulting Agreement, dated December 4, 1996, between the
                        Registrant and Charles R. Wood--incorporated by reference
                        from Exhibit 10(b) to the Registrant's Current Report on
                        Form 8-K, dated December 13, 1996...........................

          (h)           Non-Competition Agreement dated as of December 4, 1996
                        between the Registrant and Charles R. Wood--incorporated by reference from Exhibit 10(c) of the Registrant's Current
                        Report on Form 8-K, dated December 13, 1996.................

          (i)           Stock Purchase Agreement dated as of December 4, 1996, among the Registrant, Stuart Amusement Company, Edward J. Carroll,
                        Jr., and the Carroll Family Limited
                        Partnership--incorporated by reference from Exhibit 10(y) to
                        Registrant's Registration Statement on Form S-2 (Reg.
                        No. 333-16573) declared effective on January 27, 1997.......

          (j)           Registrant's 1996 Stock Option and Incentive
                        Plan--incorporated by reference from Exhibit 10(z) to
                        Form 10-K of Registrant for year ended December 31, 1997....

          (k)           1997 Management Agreement Relating to Marine World, by and
                        between the Marine World Joint Powers Authority and Park
                        Management Corp, dated as of the 1st day of February,
                        1997--incorporated by reference from Exhibit 10(aa) to
                        Form 10-K of Registrant for year ended December 31, 1997....

EXHIBIT                                                                                 PAGE
-------                                                                               --------
          (l)           Purchase Option Agreement Among City of Vallejo, Marine
                        World Joint Powers Authority and Redevelopment Agency of the
                        City of Vallejo, and Park Management Corp., dated as of
                        August 29, 1997--incorporated by reference from
                        Exhibit 10(ab) to Form 10-K of Registrant for year ended
                        December 31, 1997...........................................

          (m)           Letter Agreement, dated November 7, 1997, amending 1997
                        Management Agreement Relating to Marine World, by and
                        between the Marine World Joint Powers Authority and Park
                        Management Corp., dated as of the 1st day of February,
                        1997--incorporated by reference from Exhibit 10(ac) to
                        Form 10-K of Registrant for year ended December 31, 1997....

          (n)           Reciprocal Easement Agreement between Marine World Joint
                        Powers Authority and Park Management Corp., dated as of
                        November 7, 1997--incorporated by reference from
                        Exhibit 10(ad) to Form 10-K of Registrant for year ended
                        December 31, 1997...........................................

          (o)           Parcel Lease between Marine World Joint Powers Authority and
                        Park Management Corp., dated as of November 7,
                        1997--incorporated by reference from Exhibit 10(ae) to
                        Form 10-K of Registrant for year ended December 31, 1997....

          (p)           Employment Agreement, dated as of July 31, 1997, between
                        Premier Parks Inc. and Kieran E. Burke--incorporated by
                        reference from Exhibit 10(af) to Form 10-K of Registrant for year ended December 31, 1997................................

          (q)           Employment Agreement, dated as of July 31, 1997, between
                        Premier Parks Inc. and Gary Story--incorporated by reference from Exhibit 10(ag) to Form 10-K of Registrant for year
                        ended December 31, 1997.....................................

          (r)           Employment Agreement, dated as of July 31, 1997, between
                        Premier Parks Inc. and James F. Dannhauser--incorporated by reference from Exhibit 10(ah) to Form 10-K of Registrant
                        for year ended December 31, 1997............................

          (s)           Stock Purchase Agreement dated as of September 26, 1997,
                        among Registrant, Kentucky Kingdom, Inc., Hart-Lunsford
                        Enterprises, LLC, and Edward J. Hart--incorporated by
                        reference from Exhibit 10.1 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1997........................................................

          (t)           Rights Agreement dated as of January 12, 1998 between
                        Premier Parks Inc. and Bank One Trust Company, N.A., as
                        Rights Agent--incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated
                        December 15, 1997...........................................

          (u)           Stock Purchase Agreement dated as of December 15, 1997,
                        between the Registrant and Centrag S.A., Karaba N.V. and
                        Westkoi N.V.--incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
                        December 15, 1997...........................................

          (v)           Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment
                        Corporation and others--incorporated by reference from
                        Exhibit 10(a) to the Registrant's Current Report on Form 8-K
                        dated February 9, 1998......................................

          (w)           Agreement and Plan of Merger dated as of February 9, 1998 by and among Premier Parks Inc., Premier Parks Holdings
                        Corporation and Premier Parks Merger
                        Corporation--incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 25,
                        1998........................................................

          (x)           Amended and Restated Rights Agreement between Premier
                        Parks Inc. and Bank One Trust Company, as Rights
                        Agent--incorporated by reference from Exhibit 4.1 to the
                        Registrant's Current Report on Form 8-K dated December 15,
                        1997, as amended............................................

          (y)           Registrant's 1998 Stock Option and Incentive
                        Plan--incorporated by reference to Exhibit 10(ap) to
                        Registrant's Form 10-K for the year ended December 31,
                        1998........................................................

EXHIBIT                                                                                 PAGE
-------                                                                               --------
          (z)           Subordinated Indemnity Agreement dated February 9, 1998,
                        among the Registrant, the subsidiaries of the Registrant
                        named therein, Time Warner Inc., the subsidiaries of Time
                        Warner Inc. named therein, Six Flags Entertainment
                        Corporation and the subsidiaries of Six Flags Entertainment
                        Corporation named therein--incorporated by reference from
                        Exhibit 2(b) to Registrant's Registration Statement on
                        Form S-3 (No. 333-45859) declared effective on March 26,
                        1998........................................................

         (aa)           Sale and Purchase Agreement dated as of October   , 1998 by
                        and between the Registrant and Fiesta Texas Theme
                        Park, Ltd.--incorporated by reference to Exhibit 10(at) to
                        Registrant's Form 10-K for the year ended December 31,
                        1998........................................................

         (ab)           Overall Agreement dated as of February 15, 1997 among Six
                        Flags Fund, Ltd. (L.P.), Salkin II Inc., SFOG II
                        Employee, Inc., SFOG Acquisition A, Inc., SFOG
                        Acquisition B, Inc., Six Flags Over Georgia, Inc. Six Flags
                        Series of Georgia, Inc., Six Flags Theme Parks Inc., and Six
                        Flags Entertainment Corporation--incorporated by reference to Exhibit 10(au) to Registrant's Form 10-K for the year
                        ended December 31, 1998.....................................

         (ac)           Overall Agreement dated as of November 24, 1997 among Six
                        Flags Over Texas Fund, Ltd., Flags' Directors, LLC, FD-II,
                        LLC, Texas Flags, Ltd. SFOT Employee, Inc., SFOT Parks Inc.,
                        and Six Flags Entertainment Corporation--incorporated by
                        reference to Exhibit 10(av) to Registrant's Form 10-K for
                        the year ended December 31, 1998............................

         (ad)           Credit Agreement, dated as of November 5, 1999, among
                        Registrant, certain subsidiaries named therein, the Lenders from time to time party thereto, The Bank of New York, as
                        Syndicate Agent, Bank of American, N.A. and The Bank of Nova
                        Scotia, as Documentation Agents, Lehman Brothers Inc. and
                        Lehman Brothers International (Europe) Inc., as Advisors,
                        Lead Arrangers and Bank Managers and Lehman Commercial
                        Paper Inc., as Administrative Agent--incorporated by
                        reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999............................

*(21)  Subsidiaries of the Registrant.

*(23.1)  Consent of KPMG LLP.

*(27)  Financial Data Schedule

------------------------

*  File herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2000

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

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       Chairman of the Board, Chief
                 /s/ KIERAN E. BURKE                     Executive Officer (Principal
     -------------------------------------------         Executive Officer) and        March 27, 2000
                   Kieran E. Burke                       Director

                   /s/ GARY STORY
     -------------------------------------------       President, Chief Operating      March 27, 2000
                     Gary Story                          Officer and Director

                                                       Chief Financial Officer
               /s/ JAMES F. DANNHAUSER                   (Principal Financial and
     -------------------------------------------         Accounting Officer) and       March 27, 2000
                 James F. Dannhauser                     Director

                /s/ PAUL A. BIDDELMAN
     -------------------------------------------       Director                        March 27, 2000
                  Paul A. Biddelman

               /s/ MICHAEL E. GELLERT
     -------------------------------------------       Director                        March 27, 2000
                 Michael E. Gellert

                  /s/ SANDY GURTLER
     -------------------------------------------       Director                        March 27, 2000
                    Sandy Gurtler

                 /s/ CHARLES R. WOOD
     -------------------------------------------       Director                        March 27, 2000
                   Charles R. Wood