Form 10-Q
period 2000-03-31
PREMIER PARKS INC
filed 2000-05-12
CIK 701374

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

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

        At May 1, 2000, Premier Parks Inc. had outstanding 78,683,403 shares of Common Stock, par value $.025 per share.



================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                               PREMIER PARKS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31, 2000    DECEMBER 31, 1999
                                                  --------------    -----------------
                                                    (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents ...............     $   57,177,000     $  138,131,000
   Accounts receivable .....................         38,845,000         29,208,000
   Inventories .............................         34,026,000         23,590,000
   Prepaid expenses and other current assets         32,653,000         32,793,000
   Restricted-use investment securities ....         37,798,000         24,430,000
                                                 --------------     --------------

     Total current assets ..................        200,499,000        248,152,000

Other assets:
   Debt issuance costs .....................         53,143,000         55,540,000
   Restricted-use investment securities ....         72,534,000         84,464,000
   Deposits and other assets ...............         61,513,000         64,472,000
                                                 --------------     --------------

     Total other assets ....................        187,190,000        204,476,000

Property and equipment, at cost ............      2,382,656,000      2,272,419,000
   Less accumulated depreciation ...........        234,341,000        207,680,000
                                                 --------------     --------------

     Total property and equipment ..........      2,148,315,000      2,064,739,000

Investment in theme park partnerships ......        383,234,000        384,637,000

Intangible assets, principally goodwill ....      1,350,960,000      1,352,732,000
   Less accumulated amortization ...........        106,554,000         93,164,000
                                                 --------------     --------------


                                                  1,244,406,000      1,259,568,000
                                                 --------------     --------------

     Total assets ..........................     $4,163,644,000     $4,161,572,000
                                                 ==============     ==============





See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31, 2000        DECEMBER 31, 1999
                                                     --------------        -----------------
                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .............................     $    53,624,000      $    37,918,000
   Accrued liabilities ..........................          99,577,000           89,726,000
   Accrued interest payable .....................          42,273,000           23,566,000
   Deferred income ..............................          32,491,000            6,037,000
   Current maturities of long-term debt .........         122,012,000            2,055,000
                                                      ---------------      ---------------

     Total current liabilities ..................         349,977,000          159,302,000
Long-term debt and capitalized lease obligations        2,209,052,000        2,202,933,000
Other long-term liabilities and minority interest          35,221,000           41,761,000
Deferred income taxes ...........................          78,554,000          141,960,000
                                                      ---------------      ---------------
     Total liabilities ..........................       2,672,804,000        2,545,956,000

Stockholders' equity:
   Preferred stock of $1.00 par value ...........              12,000               12,000
   Common stock of $0.025 par value .............           1,965,000            1,958,000
   Capital in excess of par value ...............       1,703,243,000        1,700,305,000
   Accumulated deficit ..........................        (173,395,000)         (53,681,000)
   Deferred compensation ........................         (12,791,000)         (15,255,000)
   Accumulated other comprehensive income (loss)
     -foreign currency translation adjustments ..         (28,194,000)         (17,723,000)
                                                      ---------------      ---------------
     Total stockholders' equity .................       1,490,840,000        1,615,616,000
                                                      ---------------      ---------------
     Total liabilities and stockholders' equity .     $ 4,163,644,000      $ 4,161,572,000
                                                      ===============      ===============




See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                2000                 1999
                                                                                ----                 ----
                                                                                                   (Note 1)
Revenue:
   Theme park admissions ..............................................     $  12,349,000      $  14,318,000
   Theme park food, merchandise and other .............................        18,544,000         24,262,000
                                                                            -------------      -------------
       Total revenue ..................................................        30,893,000         38,580,000
                                                                            -------------      -------------

Operating costs and expenses:
   Operating expenses .................................................        59,193,000         52,780,000
   Selling, general and administrative ................................        34,008,000         35,052,000
   Noncash compensation ...............................................         3,147,000          5,035,000
   Costs of products sold .............................................         2,468,000          3,193,000
   Depreciation and amortization ......................................        42,132,000         35,729,000
                                                                            -------------      -------------
       Total operating costs and expenses .............................       140,948,000        131,789,000
                                                                            -------------      -------------
       Loss from operations ...........................................      (110,055,000)       (93,209,000)
                                                                            -------------      -------------

Other income (expense):
   Interest expense ...................................................       (55,360,000)       (46,307,000)
   Interest income ....................................................         2,305,000          7,434,000
   Equity (loss) in operations of theme park partnerships .............       (14,155,000)        (9,912,000)
   Other income (expense), including minority interest ................           257,000           (239,000)
                                                                            -------------      -------------
       Total other income (expense) ...................................       (66,953,000)       (49,024,000)
                                                                            -------------      -------------
       Loss before income taxes .......................................      (177,008,000)      (142,233,000)
Income tax benefit ....................................................        63,116,000         48,833,000
                                                                            -------------      -------------
       Net loss .......................................................     $(113,892,000)     $ (93,400,000)
                                                                            =============      =============
       Net loss applicable to common stock ............................     $(119,714,000)     $ (99,222,000)
                                                                            =============      =============
Per share amounts:
   Net loss per average common share--basic and diluted: ..............     $       (1.53)     $       (1.29)
                                                                            =============      =============

Weighted average number of common shares outstanding--basic and diluted        78,489,000         76,729,000
                                                                            =============      =============



See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                    2000                 1999
                                                    ----                 ----

Net loss ...................................     $(113,892,000)     $ (93,400,000)
Other comprehensive income (loss)--
   Foreign currency translation adjustment .       (10,471,000)       (17,723,000)
                                                 -------------      -------------

Comprehensive loss .........................     $(124,363,000)     $(111,123,000)
                                                 =============      =============




See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                     2000                 1999
                                                                     ----                 ----
Cash flow from operating activities:
   Net loss ................................................     $(113,892,000)     $ (93,400,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization .........................        42,132,000         35,729,000
     Equity in operations of theme park partnerships .......        14,155,000          9,912,000
     Minority interest .....................................           207,000            239,000
     Noncash compensation ..................................         3,147,000          5,035,000
     Interest accretion on notes payable ...................         7,318,000          7,719,000
     Interest accretion on restricted-use investments ......        (1,438,000)        (3,999,000)
     Amortization of debt issuance costs ...................         2,397,000          1,654,000
     Deferred income taxes .................................       (63,406,000)       (51,751,000)
     (Increase) decrease in accounts receivable ............        (9,637,000)        12,545,000
     Increase in inventories and prepaid expenses and
       other current assets ................................       (10,296,000)        (7,804,000)
     Decrease in deposits and other assets .................         2,959,000         17,474,000
     Increase in accounts payable and accrued expenses .....        46,584,000         35,443,000
     Increase in accrued interest payable ..................        18,707,000          5,347,000
                                                                 -------------      -------------
     Total adjustments .....................................        52,829,000         67,543,000
                                                                 -------------      -------------
     Net cash used in operating activities .................       (61,063,000)       (25,857,000)
                                                                 -------------      -------------

Cash flow from investing activities:
   Additions to property and equipment .....................      (117,985,000)      (111,459,000)
   Investment in theme park partnerships ...................       (12,752,000)       (10,952,000)
   Acquisition of theme park companies, net of cash acquired                --         (2,407,000)
                                                                 -------------      -------------
     Net cash used in investing activities .................      (130,737,000)      (124,818,000)
                                                                 -------------      -------------

Cash flow from financing activities:
   Repayment of long-term debt .............................       (42,242,000)        (1,410,000)
   Proceeds from borrowings ................................       161,000,000         20,000,000
   Net cash proceeds from issuance of common stock .........         2,221,000            429,000
   Payment of cash dividends ...............................        (5,822,000)        (5,822,000)
   Payment of debt issuance costs ..........................                --           (344,000)
                                                                 -------------      -------------
     Net cash provided by financing activities .............       115,157,000         12,853,000
                                                                 -------------      -------------
     Effect of exchange rate changes on cash ...............        (4,311,000)        (1,384,000)
                                                                 -------------      -------------
     Decrease in cash and cash equivalents .................       (80,954,000)      (139,206,000)
Cash and cash equivalents at beginning of period ...........       138,131,000        400,578,000
                                                                 -------------      -------------
Cash and cash equivalents at end of period .................     $  57,177,000      $ 261,372,000
                                                                 =============      =============

Supplementary cash flow information:
     Cash paid for interest ................................     $  26,897,000      $  31,587,000
                                                                 =============      =============


See accompanying notes to consolidated financial statements

                               PREMIER PARKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      GENERAL -- BASIS OF PRESENTATION

        Premier owns and operates regional theme amusement and water parks. As of March 31, 2000, the Company and its subsidiaries own or operate 35 parks, including 27 domestic parks, one park in Mexico and seven parks in Europe. Premier is also managing the construction and development of a theme park in Europe and is constructing a new water park in the United States scheduled to open in the 2000 season. As used herein, Holdings refers only to Premier Parks Inc., without regard to its subsidiaries.

        During May 1999, in separate transactions, the Company purchased 100% of the capital stock of the companies that own Reino Aventura, a theme park located in Mexico City, and purchased the assets used in the operation of Splashtown, a water park near Houston. In addition, during May 1999, the limited partnership that owns Six Flags Over Georgia purchased the assets used in the operation of White Water Atlanta, a water park and related entertainment facility. The Company is the managing general partner of the limited partnership and owns approximately 25% of the limited partnership units. On November 15, 1999, the Company purchased Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. (See Note 2.)

        The accompanying consolidated financial statements for the three months ended March 31, 1999 do not include the results of the parks acquired subsequent to the first quarter of 1999. (See Note 2.)

        Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 1999 includes additional information about the Company, its operations and its financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (all of which are normal and recurring) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

        Results of operations for the three-month period ended March 31, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

        START-UP COSTS

        As of January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, "Accounting for Start-Up Activities." Generally, the statement required the write-off of previously capitalized start-up costs and precludes the future capitalization of these types of costs. Start-up costs include pre-opening costs and professional fees and other costs associated with incorporating or otherwise starting a business. The effect of the adoption of the provisions of the statement was not material to the financial position, operations or cash flow of the Company and is included in depreciation and amortization.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        LOSS PER SHARE

        The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2000 and 1999 does not include the effect of potential common shares issuable upon the exercise of employee stock options of 1,253,000 in 2000 and 2,609,000 in 1999 or the impact in either period of the potential conversion of the Company's mandatorily convertible preferred stock into a maximum of 11,500,000 shares of common stock and a minimum of 9,554,000 shares of common stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive.

        REVENUE RECOGNITION

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 was amended in March 2000 to delay the effective date until periods beginning after April 1, 2000. The Company has elected to adopt the provisions of SAB 101 as of January 1, 2000. The provisions of SAB No. 101 do not have an impact on the accounting policies that the Company utilizes to prepare its annual financial statements and therefore, the adoption did not have an impact on the Company's annual financial statements. However, the provisions of SAB No. 101 did change the accounting policies that the Company uses to recognize revenue from multi-admission tickets and season passes during the year. The Company's accounting policy as of January 1, 2000 recognizes the revenue for multi-admission tickets and season passes over the operating season on a usage basis rather than upon receipt.

        The provisions of SAB No. 101 allow companies to either restate results or account for the change as a cumulative effect. The Company has elected to restate its 1999 quarterly results of operations. Had the Company used the newly adopted accounting policy described above, the quarterly results for the three months ended March 31, 1999 would have been as follows:

                                                           Three Months Ended March 31, 1999
                                                           ---------------------------------
                                                        (in thousands except for per share data)

                                                          AS ORIGINALLY         AS RESTATED:
                                                          -------------         ------------
                                                             REPORTED:
                                                             ---------

Revenues...........................................           $53,649             $38,580
Net loss applicable to common stock................           (88,636)            (99,222)
Net loss per average common share outstanding - basic
and diluted........................................             (1.16)              (1.29)


2.      ACQUISITION OF THEME PARKS

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

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

        On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, the Company entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America, and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under the Company's 1999 credit facility (the "Credit Facility"). See Note 3(d). Approximately $42,800,000 of the aggregate costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.


3.      LONG-TERM INDEBTEDNESS

        (a) On January 31, 1997, Premier Operations Inc., the predecessor to and currently a wholly-owned subsidiary of Holdings ("Premier Operations"), issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Premier Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Premier Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

      The indenture limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

        (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($305,952,000 and $298,664,000 carrying value as of March 31, 2000 and December 31, 1999, respectively) of Senior Discount Notes and $280,000,000 principal amount of 9 1/4% Senior Notes (the "1998 Senior Notes"). The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Approximately $70,700,000 of the net proceeds of the 1998 Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of Premier's obligations to the limited partners of Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks").

      The indentures under which the Senior Discount Notes and the 1998 Senior Notes were issued limit the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

        (c) On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Premier Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFEC Notes"). The SFEC Notes are guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of Premier Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities, which were used to repay in full on December 15, 1999 pre-existing notes of SFEC in a principal amount of $192,250,000 at that date.

      The indenture under which the SFEC Notes were issued limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

        (d) On November 5, 1999, Six Flags Theme Parks Inc., an indirect wholly-owned subsidiary of the Company ("SFTP"), entered into the Credit Facility and, in connection therewith, SFEC merged into Premier Operations and SFTP became a subsidiary of Premier Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($120,000,000 of which was outstanding at March 31, 2000), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $291,000,000 was outstanding at March 31, 2000) and a $600,000,000 six-year term loan (all of which was borrowed at March 31, 2000). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. In February 2000, the Company entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2001 to March 2002. Giving effect to such agreements, the effective rate on the term loan borrowings at March 31, 2000 was 9.5%.

       The multicurrency facility, which permits optional prepayments and reborrowings, requires quarterly mandatory repayments of 2.5% of the outstanding amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Premier Operations and all of Premier Operations' domestic subsidiaries and are secured by substantially all of Premier Operations' domestic assets.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its 1998 Senior Notes, Senior Discount Notes and 1999 Senior Notes, cash dividend payments on its Premium Income Equity Securities ("PIES") and its obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

      On November 5, 1999, the Company borrowed $892,000,000 under the Credit Facility principally to repay all amounts outstanding under the Company's then existing credit facilities and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2.

        (e) On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the 1998 Senior Notes and the Senior Discount Notes. The 1999 Senior Notes require annual interest payments of approximately $41,900,000 and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the 1998 Senior Notes and the Senior Discount Notes. The net proceeds of the 1999 Senior Notes were used to retire notes of Premier Operations and SFTP.

4.      COMMITMENTS AND CONTINGENCIES

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

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

None of the actions are believed by management to involve amounts that would be material to consolidated financial position, operations, or liquidity after consideration of recorded accruals.

5.      INVESTMENT IN THEME PARK PARTNERSHIPS

        The following reflects the summarized results of the four parks managed by the Company during the three months ended March 31, 2000 and the three parks managed during the three months ended March 31, 1999.


                                               (In Thousands)
                                                ------------
                                             2000          1999
                                             ----          ----
Revenue ..............................     $ 11,750      $ 11,551
Expenses:
   Operating expenses ................       19,477        15,234
   Selling, general and administrative        8,559         6,563
   Costs of products sold ............        1,432         1,120
   Depreciation and amortization .....        4,380         3,216
   Interest expense, net .............        2,784         1,847
   Other expense .....................          222            62
                                           --------      --------
     Total ...........................       36,854        28,042
                                           ========      ========
Net loss .............................     $(25,104)     $(16,491)
                                           ========      ========

        The Company's share of loss from operations of the four theme parks for the three months ended March 31, 2000 was $9,281,000, prior to depreciation and amortization charges of $4,767,000 and $107,000 of third-party interest expense. The Company's share of loss from operations of the three theme parks for the three months ended March 31, 1999 was $5,799,000, prior to depreciation and amortization charges of $3,540,000 and $573,000 of third-party interest expense and other non-operating expenses. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World.

6.      BUSINESS SEGMENTS

        The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment-operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

PREMIER PARKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                Three Months Ended
                                                         March 31, 2000    March 31, 1999
                                                         --------------    --------------
                                                                 (In thousands)

Theme park revenue ....................................     $  42,643      $  50,131
Theme park cash expenses ..............................       117,784        108,670
                                                            ---------      ---------
Aggregate park EBITDA .................................       (75,141)       (58,539)
Third-party share of EBITDA from parks
   accounted for under the equity method ..............         7,178          4,356
Amortization of investment in theme park
    Partnerships ......................................        (4,767)        (4,113)
Unallocated net expenses, including corporate and other
    expenses ..........................................        (9,091)        (9,335)
Depreciation and amortization .........................       (42,132)       (35,729)
Interest expense ......................................       (55,360)       (46,307)
Interest income .......................................         2,305          7,434
                                                            ---------      ---------
Loss before income taxes ..............................     $(177,008)     $(142,233)
                                                            =========      =========

Theme park revenue ....................................     $  42,643      $  50,131
Theme park revenue from parks accounted
   for under the equity method ........................       (11,750)       (11,551)
                                                            =========      =========
Consolidated total revenue ............................     $  30,893      $  38,580
                                                            =========      =========

      Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories for the first quarter of 2000 and 1999:


2000:                                                         (In thousands)
----                                         --------------------------------------------------
                                                Domestic      International        Total
                                                --------      -------------        -----
Long-lived assets.......................       $3,311,318         $464,637        $3,775,955
Revenue.................................           24,278            6,615            30,893


1999:                                                         (In thousands)
----                                         --------------------------------------------------
                                                Domestic      International        Total
                                                --------      -------------        -----
Long-lived assets.......................       $3,020,674         $183,094       $3,203,769
Revenue.................................           37,525            1,055           38,580

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

        Results of operations for the three-month period ended March 31, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

        Results of operations for the three months ended March 31, 2000 include the results of the four parks acquired in 1999. Results for the three months ended March 31, 1999 do not include the results of the acquired parks.

        Revenue in the first quarter of 2000 totaled $30.9 million compared to $38.6 million for the first quarter of 1999. The $7.7 million (20.0%) decrease in 2000 revenue compared to revenue for the first quarter of 1999 resulted primarily from 25 fewer park operating days in the first quarter of 2000 caused by the later Easter and Spring Break holidays in 2000.

        Operating expenses for the first quarter of 2000 increased $6.4 million compared to expenses for the first quarter of 1999. The 12.2% increase resulted primarily from the inclusion in the 2000 period of three consolidated parks acquired subsequent to the end of the first quarter of 1999. Excluding the acquired parks, operating expenses in the 2000 period increased $0.7 million as compared to the prior-year period.

        Selling, general and administrative expenses (excluding noncash compensation) for the first quarter of 2000 decreased $1.0 million compared to comparable expenses for the first quarter of 1999. Noncash compensation expense was $1.9 million less than the prior year period, reflecting the lower value associated with prior year conditional option grants which have now become unconditional. Excluding the acquired parks, selling, general and administrative expenses decreased $5.0 million as compared to the prior year period, primarily as a result of lower advertising expenditures in the quarter given the lesser first quarter operating calendar.

        Costs of products sold in the 2000 period decreased $0.7 million compared to costs for the first quarter of 1999, reflecting the reduction in park operating days and consequent lower volumes in the 2000 period.

        Depreciation and amortization expense for the first quarter of 2000 increased $6.4 million compared to the first quarter of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($3.6 million) associated with the consolidated parks acquired in 1999. Interest expense, net increased $14.2 million compared to the first quarter of 1999. The increase compared to interest expense, net for the 1999 quarter resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent and restricted-use investment balances during 2000.

        For the 2000 period, equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. The partnership that owns Six Flags Over Georgia acquired White Water Atlanta following the first quarter of 1999. The $4.2 million increase in the loss from equity in operations of theme park partnerships compared to the first quarter of 1999 was attributable to the addition of White Water Atlanta and the reduction in park operating days in the first quarter of 2000.

        Income tax benefit was $63.1 million for the first quarter of 2000 compared to a $48.8 million benefit for the first quarter of 1999. The effective tax rate for the first quarter of 2000 was 35.7% compared to a rate of 34.3% for the first quarter of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

        At March 31, 2000, the Company's indebtedness aggregated $2,331.1 million, of which approximately $122.0 million matures prior to March 31, 2001. Substantially all of the short-term debt represents borrowings under the revolving credit component of the Credit Facility. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

        During the three months ended March 31, 2000, net cash used in operating activities was $61.1 million. Net cash used in investing activities in the first three months of 2000 totaled $130.7 million, consisting primarily of capital expenditures. Net cash provided by financing activities in the first three months of 2000 was $115.2 million, representing proceeds of borrowings under the Credit Facility described in Note 3(d) to the Company's Consolidated Financial Statements, net of cash dividends paid.

        In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of its subsidiaries to (i) make minimum annual distributions of approximately $48.6 million (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). At March 31, 2000, Premier had $72.5 million in a dedicated escrow account available to fund those obligations.

        The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduce paid attendance and, therefore, revenue at any of its theme parks.

        The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Credit Facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and PIES requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

        To minimize the Company's exposure to changing foreign currency rates on ride purchases, in the past the Company has entered into foreign exchange forward contracts. The Company has not entered into any new foreign exchange forward contracts in 2000 related to ride purchase contracts from foreign vendors. Additionally, the Company has not hedged its exposure to changes in foreign currency rates related to its international parks.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

        In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. A subsequent pronouncement, SFAS No. 137, was issued in July 1999 that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. It is expected that the Company will adopt the provision of SFAS No. 133 as of January 1, 2001.

        The Company has had limited involvement with derivative financial instruments. The Company is currently evaluating the provisions of SFAS No. 133, as amended. Based upon the Company's limited use of derivative financial instruments, the Company does not believe that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or future results of operations.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of Opinion 25 for certain issues. The Company accounts for stock based arrangements with employees based on Opinion 25. Among other issues, the Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000. The Company does not believe that the Interpretation will have a material impact on its consolidated financial position or future results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 1999 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. As of March 31, 2000, there have been no material changes in the Company's market risk exposure from that disclosed in the 1999 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1 - 5

        Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.1    Financial Data Schedule - March 31, 2000

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



Date:   May 12, 2000