Form 10-Q
period 2000-06-30
SIX FLAGS INC
filed 2000-08-11
CIK 701374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ________________


                         COMMISSION FILE NUMBER: 0-9789

                                   -----------

                                 SIX FLAGS, INC.
                          (formerly Premier Parks Inc.)
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

                  At August 1, 2000, Six Flags, Inc. had outstanding 78,700,603 shares of Common Stock, par value $.025 per share.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30, 2000            DECEMBER 31, 1999
                                                     -------------            -----------------
                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents....................         $88,620,000               $138,131,000
   Accounts receivable..........................          74,220,000                 29,208,000
   Inventories..................................          44,582,000                 23,590,000
   Prepaid expenses and other current assets....          31,503,000                 32,793,000
   Restricted-use investment securities.........          25,197,000                 24,430,000
                                                  ---------------------      --------------------

      Total current assets......................         264,122,000                248,152,000

Other assets:
   Debt issuance costs..........................          51,148,000                 55,540,000
   Restricted-use investment securities.........          70,215,000                 84,464,000
   Deposits and other assets....................          60,398,000                 64,472,000
                                                  ---------------------      --------------------

      Total other assets........................         181,761,000                204,476,000

Property and equipment, at cost.................       2,508,003,000              2,272,419,000
   Less accumulated depreciation................         263,184,000                207,680,000
                                                  ---------------------      --------------------

      Total property and equipment..............       2,244,819,000              2,064,739,000

Investment in theme park partnerships...........         388,721,000                384,637,000

Intangible assets, principally goodwill.........       1,351,440,000              1,352,732,000
   Less accumulated amortization................         120,489,000                 93,164,000
                                                  ---------------------      --------------------


                                                       1,230,951,000              1,259,568,000
                                                  ---------------------      --------------------

      Total assets..............................      $4,310,374,000             $4,161,572,000
                                                  =====================      ====================

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                           JUNE 30, 2000          DECEMBER 31, 1999
                                                           -------------          -----------------
                                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................        $107,575,000              $37,918,000
   Accrued liabilities...............................          71,702,000               89,726,000
   Accrued interest payable..........................          26,411,000               23,566,000
   Deferred income...................................          51,653,000                6,037,000
   Current maturities of long-term debt..............         211,958,000                2,055,000
                                                       ----------------------   ----------------------

      Total current liabilities......................         469,299,000              159,302,000
Long-term debt ......................................       2,216,480,000            2,202,933,000
Other long-term liabilities and minority interest....          35,832,000               41,761,000
Deferred income taxes................................          89,804,000              141,960,000
                                                       ----------------------   ----------------------
      Total liabilities..............................       2,811,415,000            2,545,956,000

Stockholders' equity:
   Preferred stock of $1.00 par value ...............              12,000                   12,000
   Common stock of $0.025 par value .................           1,967,000                1,958,000
   Capital in excess of par value....................       1,705,158,000            1,700,305,000
   Accumulated deficit ..............................        (163,463,000)             (53,681,000)
   Deferred compensation.............................         (10,327,000)             (15,255,000)
   Accumulated other comprehensive income (loss)
      -foreign currency translation adjustments......         (34,388,000)             (17,723,000)
                                                       ----------------------   ----------------------
      Total stockholders' equity.....................       1,498,959,000            1,615,616,000
                                                       ----------------------   ----------------------
      Total liabilities and stockholders' equity.....      $4,310,374,000           $4,161,572,000
                                                       ======================   ======================

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                              2000                     1999
                                                                              ----                     ----
Revenue:
   Theme park admissions.........................................           $188,526,000             $173,910,000
   Theme park food, merchandise and other........................            152,553,000              140,232,000
                                                                      ----------------------    --------------------
        Total revenue............................................            341,079,000              314,142,000
                                                                      ----------------------    --------------------

Operating costs and expenses:
   Operating expenses............................................            117,875,000              104,743,000
   Selling, general and administrative...........................             61,986,000               54,651,000
   Noncash compensation..........................................              3,145,000                4,201,000
   Costs of products sold........................................             32,355,000               31,078,000
   Depreciation and amortization.................................             44,627,000               38,257,000
                                                                      ----------------------    --------------------
        Total operating costs and expenses.......................            259,988,000              232,930,000
                                                                      ----------------------    --------------------
        Income from operations...................................             81,091,000               81,212,000
                                                                      ----------------------    --------------------

Other income (expense):
   Interest expense..............................................            (60,791,000)             (47,253,000)
   Interest income...............................................              1,804,000                6,100,000
   Equity in operations of theme park partnerships...............              9,075,000                6,261,000
   Other income (expense), including minority interest...........               (122,000)                  41,000
                                                                      ----------------------    --------------------
        Total other income (expense).............................            (50,034,000)             (34,851,000)
                                                                      ----------------------    --------------------
        Income before income taxes...............................             31,057,000               46,361,000
Income tax expense...............................................             15,303,000               22,109,000
                                                                      ----------------------    --------------------
        Income before extraordinary loss.........................             15,754,000               24,252,000
Extraordinary loss on extinguishment of debt, net of income tax
   benefit of $4,104,000 in 1999.................................                     --               (6,157,000)
                                                                      ----------------------    --------------------
        Net income...............................................            $15,754,000              $18,095,000
                                                                      ======================    ====================
        Net income applicable to common stock....................             $9,932,000              $12,273,000
                                                                      ======================    ====================
Per share amounts:
   Net income per average common share-- basic:..................                  $0.13                    $0.16
   Net income per average common share--diluted:.................                  $0.12                    $0.15
                                                                      ======================    ====================

Weighted average number of common shares outstanding -- basic....             78,677,000               77,372,000
                                                                      ======================    ====================

Weighted average number of common shares outstanding -- diluted..             79,849,000               80,160,000
                                                                      ======================    ====================

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      2000                    1999
                                                                                      ----                    ----
Revenue:
   Theme park admissions..................................................   $      200,875,000        $     188,228,000
   Theme park food, merchandise and other.................................          171,097,000              164,494,000
                                                                             ----------------------    --------------------
        Total revenue.....................................................          371,972,000              352,722,000
                                                                             ----------------------    --------------------

Operating costs and expenses:
   Operating expenses.....................................................          177,068,000              157,523,000
   Selling, general and administrative....................................           95,994,000               89,703,000
   Noncash compensation...................................................            6,292,000                9,236,000
   Costs of products sold.................................................           34,823,000               34,271,000
   Depreciation and amortization..........................................           86,759,000               73,986,000
                                                                             ----------------------    --------------------
        Total operating costs and expenses................................          400,936,000              364,719,000
                                                                             ----------------------    --------------------
        Loss from operations..............................................          (28,964,000)             (11,997,000)
                                                                             ----------------------    --------------------

Other income (expense):
   Interest expense.......................................................         (116,151,000)             (93,560,000)
   Interest income........................................................            4,109,000               13,534,000
   Equity (loss) in operations of theme park partnerships.................           (5,080,000)              (3,651,000)
   Other income (expense), including minority interest....................              135,000                 (198,000)
                                                                             ----------------------    --------------------
        Total other income (expense)......................................         (116,987,000)             (83,875,000)
                                                                             ----------------------    --------------------
        Loss before income taxes..........................................         (145,951,000)             (95,872,000)
Income tax benefit .......................................................           47,813,000               26,724,000
                                                                             ----------------------    --------------------
        Loss before extraordinary loss ...................................          (98,138,000)             (69,148,000)
Extraordinary loss on extinguishment of debt, net of income tax
   benefit of $4,104,000 in 1999..........................................                   --               (6,157,000)
                                                                             ----------------------    --------------------
        Net loss .........................................................         $(98,138,000)            $(75,305,000)
                                                                             ======================    ====================
        Net loss applicable to common stock...............................        $(109,782,000)            $(86,949,000)
                                                                             ======================    ====================
Per share amounts:
   Net loss per average common share--basic and diluted:..................               $(1.40)                  $(1.13)
                                                                             ======================    ====================

Weighted average number of common shares outstanding - basic and diluted..           78,583,000               77,052,000
                                                                             ======================    ====================

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                    -------------------------------------  -------------------------------------
                                                          2000                1999               2000                1999
                                                    ------------------  -----------------  ------------------   ----------------
Net income (loss)................................       $15,754,000          $18,095,000       $(98,138,000)      $(75,305,000)
Other comprehensive income (loss)--
   Foreign currency translation adjustment.......         (6,194,000)        (7,265,000)        (16,665,000)       (18,797,000)
                                                    ------------------  -----------------  ------------------   ----------------

Comprehensive income (loss)......................        $9,560,000          $10,830,000      $(114,803,000)      $(94,102,000)
                                                    ==================  =================  ==================   ================

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        2000                    1999
                                                                                        ----                    ----
 Cash flows from operating activities:
    Net loss..................................................................  $     (98,138,000)       $   (75,305,000)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
       Depreciation and amortization..........................................          86,759,000             73,986,000
       Equity (loss) in operations of theme park partnerships.................           5,080,000              3,651,000
       Minority interest......................................................             132,000                198,000
       Noncash compensation...................................................           6,292,000              9,236,000
       Interest accretion on notes payable....................................          14,992,000             16,646,000
       Interest accretion on restricted-use investments.......................          (1,656,000)            (3,481,000)
       Extraordinary loss on early extinguishment of debt ....................                  --             10,261,000
       Amortization of debt issuance costs....................................           4,392,000              3,542,000
       Deferred income taxes..................................................         (48,156,000)           (37,772,000)
       Increase in accounts receivable........................................         (45,012,000)           (36,680,000)
       Increase in inventories and prepaid expenses...........................         (19,702,000)           (10,192,000)
       Decrease in deposits and other assets..................................           4,074,000             17,916,000
       Increase in accounts payable, accrued expenses, and other liabilities..          83,482,000             81,933,000
       Increase (decrease) in accrued interest payable........................           2,845,000             (9,910,000)
                                                                                 ---------------------   ---------------------
       Total adjustments......................................................          93,522,000             119,334,000
                                                                                 ---------------------   ---------------------
       Net cash (used in) provided by operating activities....................          (4,616,000)             44,029,000
                                                                                 ---------------------   ---------------------

 Cash flows from investing activities:
    Additions to property and equipment.......................................        (250,121,000)          (251,315,000)
    Investment in theme park partnerships.....................................          (9,164,000)           (27,975,000)
    Acquisition of theme park companies, net of cash acquired.................                  --            (82,432,000)
    Maturities of restricted-use investments .................................          15,138,000             11,170,000
                                                                                ----------------------   --------------------
       Net cash used in investing activities..................................        (244,147,000)          (350,552,000)
                                                                                ----------------------   --------------------

 Cash flows from financing activities:
    Repayment of long-term debt...............................................         (92,542,000)          (427,621,000)
    Proceeds from borrowings..................................................         301,000,000            499,024,000
    Net cash proceeds from issuance of common stock...........................           3,498,000              1,510,000
    Payment of cash dividends.................................................         (11,644,000)           (11,644,000)
    Payment of debt issuance costs............................................                  --             (9,964,000)
                                                                                ----------------------   --------------------
       Net cash provided by financing activities..............................         200,312,000             51,305,000
                                                                                ----------------------   --------------------
       Effect of exchange rate changes on cash ...............................          (1,060,000)            (3,326,000)
                                                                                ----------------------   --------------------
       Decrease in cash and cash equivalents..................................         (49,511,000)          (258,544,000)
 Cash and cash equivalents at beginning of period.............................         138,131,000            400,578,000
                                                                                ======================   ====================
 Cash and cash equivalents at end of period...................................  $       88,620,000       $    142,034,000
                                                                                ======================   ====================

 Supplementary cash flow information:
    Cash paid for interest....................................................  $       93,922,000       $     83,282,000
                                                                                ======================   ====================

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL -- BASIS OF PRESENTATIOn

         Six Flags, Inc. ("Six Flags" or the "Company") owns and operates regional theme amusement and water parks. As of June 30, 2000, the Company and its subsidiaries own or operate 36 parks, including 28 domestic parks, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe. On June 30, 2000, the Company changed its name from Premier Parks Inc. to Six Flags, Inc. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

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

         The accompanying consolidated financial statements for the three months and six months ended June 30, 1999 include the results of the parks acquired in May 1999 only from the respective dates of their acquisition and do not include the results of Movie World Germany, which was acquired in November 1999. (See
Note 2.)

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

         Results of operations for the three-month and six-month periods ended June 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

INCOME (LOSS) PER SHARE

         The following table reconciles the weighted average number of common shares outstanding used in

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the calculations of basic and diluted income (loss) per share for the three and six-month periods ended June 30, 2000 and 1999, respectively. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for each six-month period. Additionally, the weighted average number of shares of Common Stock for each period does not include the effect of the potential conversion of the Company's mandatorily convertible preferred stock into a maximum of 11,500,000 shares of common stock and a minimum of 9,554,000 shares of common stock as the effects of such conversion and the resulting decrease in preferred stock dividends is antidilutive.

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                          JUNE 30,                              JUNE 30,
                                                            ------------------------------------  ----------------------------------
                                                                  2000               1999               2000              1999
                                                            -----------------  -----------------  -----------------  ---------------
Weighted average number of common shares
   outstanding - basic................................          78,677,000         77,372,000         78,583,000        77,052,000
Effect of potential common shares issuable upon the
   exercise of employee stock options ................           1,172,000          2,788,000                 --                --
                                                            -----------------  -----------------  -----------------  ---------------
Weighted average number of common shares
   outstanding - diluted..............................          79,849,000         80,160,000         78,583,000        77,052,000
                                                            =================  =================  =================  ===============

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The provisions of SAB No. 101 allow companies to either restate results or account for the change as a cumulative effect. The Company has elected to restate its 1999 interim results of operations. The following sets forth the results for the three months and six months ended June 30, 1999 as originally reported and as restated.

                                                      THREE MONTHS ENDED JUNE 30, 1999            SIX MONTHS ENDED JUNE 30, 1999
                                                   ---------------------------------------    --------------------------------------
                                                                      (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                      AS ORIGINALLY                             AS ORIGINALLY
                                                        REPORTED:           AS RESTATED:          REPORTED:           AS RESTATED:
                                                   ------------------    -----------------    -----------------    -----------------
Revenues.........................................         $333,515           $314,142               $387,164              $352,722
Net income (loss) applicable to common stock.....           24,464             12,273                (64,172)              (86,949)
Net income (loss) per average common share ......
    outstanding - basic..........................             0.32               0.16                  (0.83)                (1.13)
Net income (loss) per average common share ......
    outstanding - diluted........................             0.31               0.15                  (0.83)                (1.13)

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

         On May 25, 1999, the limited partnership that owns Six Flags Over Georgia acquired the assets of White Water Atlanta water park and the adjacent American Adventures entertainment facility located near Atlanta, Georgia. In connection with the acquisition, the Company issued a $40,700,000 note that was converted into 1,080,000 shares of the Company's common stock. The transaction was accounted for by the limited partnership as a purchase. The Company has reflected the additional investment in the limited partnership as investment in theme park partnerships.

         On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, the Company entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under the Company's 1999 credit facility (the "Credit Facility"). See Note 3(d). Approximately $42,800,000 of the aggregate costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In June 2000, the Company acquired the remaining minority interest in Walibi S.A. held by third parties for an aggregate cost of approximately $1,023,000. The purchase price was allocated primarily to goodwill.

3.       LONG-TERM INDEBTEDNESS

       (a) On January 31, 1997, Six Flags Operations Inc. (formerly known as Premier Operations Inc.), the predecessor to and currently a wholly-owned subsidiary of Holdings ("SF Operations"), issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of SF Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and, except in the event of a change of control of SF Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1997 Notes are redeemable, at SF Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of SF Operations' principal domestic subsidiaries.

       The indenture limits the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

       (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($313,595,000 and $298,664,000 carrying value as of June 30, 2000 and December 31, 1999, respectively) of Senior Discount Notes and $280,000,000 principal amount of 9 1/4% Senior Notes (the "1998 Senior Notes"). The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

       Approximately $70,700,000 of the net proceeds of the 1998 Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of the Company's obligations to the limited partners of Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks") and to pay cash dividends on the Company's mandatorily convertible preferred stock.

       The indentures under which the Senior Discount Notes and the 1998 Senior Notes were issued limit the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

       (c) On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into SF Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFEC Notes"). The SFEC Notes are guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of SF Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SF Operation's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities, which were used to repay in full on December 15, 1999 pre-existing notes of SFEC in a principal amount of $192,250,000 at that date.

       The indenture under which the SFEC Notes were issued limits the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

       (d) On November 5, 1999, Six Flags Theme Parks Inc., an indirect wholly-owned subsidiary of the Company ("SFTP"), entered into the Credit Facility and, in connection therewith, SFEC merged into SF Operations and SFTP became a subsidiary of SF Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($210,000,000 of which was outstanding at June 30, 2000), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $291,000,000 was outstanding at June 30, 2000) and a $600,000,000 six-year term loan (all of which was outstanding at June 30, 2000). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. In February 2000, the Company entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2001 to March 2002. Giving effect to such agreements, the effective rate on the term loan borrowings at June 30, 2000 was 9.93%.

       The multicurrency facility, which permits optional prepayments and reborrowings, requires quarterly mandatory repayments of 2.5% of the outstanding amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, SF Operations and all of SF Operations' domestic subsidiaries and are secured by substantially all of SF Operations' domestic assets.

       The Credit Facility contains restrictive covenants that, among other things, limit the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its 1998 Senior Notes, Senior Discount Notes and 1999 Senior Notes, cash dividend payments on its Premium Income Equity Securities ("PIES") and its obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that SF Operations comply with certain specified financial ratios and tests.

       On November 5, 1999, the Company borrowed $892,000,000 under the Credit Facility principally to repay all amounts outstanding under the Company's then existing credit facilities and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2.

       (e) On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the 1998 Senior Notes and the Senior Discount Notes. The 1999 Senior Notes require annual interest payments of approximately $41,900,000 and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holding's

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the 1998 Senior Notes and the Senior Discount Notes. The net proceeds of the 1999 Senior Notes were used to retire notes of SF Operations and SFTP.

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

       In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. In July 2000 the judgments were upheld by the Georgia Court of Appeals. TWE has indicated that it intends to appeal the judgments to the Georgia Supreme Court. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to the Company's acquisition of Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

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

5.       INVESTMENT IN THEME PARK PARTNERSHIPS

         The following reflects the summarized results of the four parks managed by the Company during the three and six months ended June 30, 2000 and June 30, 1999. Results for White Water Atlanta and the related outdoor entertainment complex, which were acquired by the limited partnership that owns Six Flags Over Georgia on May 25, 1999, are included in the 1999 periods only from the acquisition date.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                      ----------------------------------   ---------------------------------------
                                                           2000               1999               2000                 1999
                                                      ----------------    --------------   -----------------   -------------------
                                                                                   (IN THOUSANDS)
Revenue..........................................          $83,105           $86,302             $94,855              $97,853
Expenses:
 Operating expenses..............................           23,576            30,210              43,053               45,444
 Selling, general and administrative.............           12,930            14,548              21,489               21,111
 Costs of products sold..........................            6,766             8,738               8,198                9,858
 Depreciation and amortization...................            3,082             4,306               7,462                7,522
 Interest expense, net...........................            4,429             2,360               7,213                4,207
 Other expense...................................              171               132                 393                  194
                                                      ----------------    --------------   -----------------   -------------------
   Total.........................................           50,954            60,294              87,808               88,336
                                                      ----------------    --------------   -----------------   -------------------
Net income ......................................          $32,151           $26,008              $7,047               $9,517
                                                      ================    ==============   =================   ===================

         The Company's share of income from operations of the four theme parks for the three and six months ended June 30, 2000 was $14,076,000 and $4,795,000, respectively, prior to depreciation and amortization charges of $4,767,000 and $9,534,000, respectively, and third-party interest and other non-operating expenses of $234,000 and $341,000, respectively. The Company's share of income from operations of the four theme parks for the three and six months ended June 30, 1999 was $8,788,000 and $2,988,000, respectively, prior to depreciation and amortization charges of $2,527,000 and $6,639,000, respectively. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                     -------------------------------------  -----------------------------------
                                                           2000               1999                2000               1999
                                                     -----------------  ------------------  ------------------  ---------------
                                                                                  (IN THOUSANDS)
Theme park revenue..................................      $424,184            $400,444            $466,827         $450,575
Theme park cash expenses............................       252,636             238,537             370,420          347,207
                                                     -----------------  ------------------  ------------------  ---------------
Aggregate park EBITDA...............................       171,548             161,907              96,407          103,368
Third-party share of EBITDA from parks
   accounted for under the equity method............       (24,804)            (19,452)            (17,626)         (15,096)
Amortization of investment in theme park
     Partnerships...................................        (4,767)             (2,527)             (9,534)          (6,639)
Unallocated net expenses, including corporate and
     other expenses.................................        (7,306)            (14,157)            (16,397)         (23,493)
Depreciation and amortization.......................       (44,627)            (38,257)            (86,759)         (73,986)
Interest expense....................................       (60,791)            (47,253)           (116,151)         (93,560)
Interest income.....................................         1,804               6,100               4,109           13,534
                                                     -----------------  ------------------  ------------------  ---------------
Income (loss) before income taxes...................      $ 31,057            $ 46,361           $(145,951)        $(95,872)
                                                     =================  ==================  ==================  ===============

Theme park revenue..................................      $424,184            $400,444           $ 466,827         $450,575
Theme park revenue from parks accounted
   for under the equity method......................       (83,105)            (86,302)            (94,855)         (97,853)
                                                     =================  ==================  ==================  ===============
Consolidated total revenue..........................      $341,079            $314,142            $371,972         $352,722
                                                     =================  ==================  ==================  ===============

       Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories as of and for the six months ended June 30, 2000 and 1999, respectively:

2000:                                                                        (In thousands)
                                                      --------------------------------------------------------------
                                                            Domestic          International           Total
                                                            --------          -------------           -----
Long-lived assets................................           $3,361,733             $502,758            3,864,491
Revenue..........................................              313,466               58,506              371,972

1999:                                                                        (In thousands)
                                                      --------------------------------------------------------------
                                                            Domestic          International           Total
                                                            --------          -------------           -----
Long-lived assets................................           $3,201,293             $230,471          $3,431,764
Revenue..........................................              323,721               29,001             352,722

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         GENERAL

         Results of operations for the three-month and six-month periods ended June 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         Results of operations for the three and six months ended June 30, 2000 include the results of the four parks acquired in 1999. Results for the three and six months ended June 30, 1999 include the results of three of the acquired parks from their respective dates of acquisition in May 1999 and do not include the results of the Movie World Germany park acquired in November 1999.

         THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

         Revenue in the second quarter of 2000 totaled $341.1 million compared to $314.1 million for the second quarter of 1999. Revenues in the second quarter of 2000 increased 8.6% over the prior year period due in part to the inclusion of the results of the parks acquired in 1999. The Company believes that revenues in the 2000 quarter were adversely affected by unusually difficult weather, particularly on weekends, in a large number of its major markets. In addition, revenues at the Company's European parks were adversely impacted by a decline in European currencies during the quarter. Revenue growth would have been approximately $4.5 million higher had European currency exchange rates remained at 1999 levels.

         Operating expenses for the second quarter of 2000 increased $13.1 million compared to expenses for the second quarter of 1999. The 12.5% increase resulted primarily from the inclusion in the 2000 period of two consolidated parks acquired in May 1999 and one acquired in November 1999. Excluding the acquired parks from both periods, operating expenses in the 2000 period increased $4.7 million (4.6%) as compared to the prior-year period as a result of increased compensation expense and increased show expenses.

         Selling, general and administrative expenses for the second quarter of 2000 increased $7.3 million compared to comparable expenses for the second quarter of 1999. Excluding the acquired parks from both periods, selling, general and administrative expenses are constant as compared to the prior year period. Noncash compensation expense was $1.1 million less than the prior-year period, reflecting the lower value associated with prior year conditional option grants which have now become unconditional.

         Costs of products sold in the 2000 period increased $1.3 million compared to costs for the second quarter of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 21.2% in the 2000 period as compared to 22.2% in the 1999 quarter.

         Depreciation and amortization expense for the second quarter of 2000 increased $6.4 million compared to the second quarter of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($2.7 million) associated with the consolidated parks acquired in 1999. Interest expense, net increased $17.8 million compared to the second quarter of 1999. The increase compared to interest expense, net for the 1999 quarter resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalents and restricted-use investment balances during 2000.

         For the 2000 period, equity (loss) in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. The partnership that owns Six Flags Over Georgia acquired White Water Atlanta in May 1999. The $2.8 million increase in the income from equity in operations of theme park partnerships compared to the second quarter of 1999 was attributable in part to inclusion of the results of White Water Atlanta for the full 2000 period.

         Income tax expense was $15.3 million for the second quarter of 2000 compared to $22.1 million for the second quarter of 1999. The effective tax rate for the second quarter of 2000 was 49.3% compared to a rate of 47.7% for the second quarter of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.

         SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

         Revenue in the first six months of 2000 totaled $372.0 million compared to $352.7 million for the comparable period of 1999. Revenues in the 2000 period increased 5.5% over the prior year period due to the inclusion of the results of the parks acquired in 1999. The Company believes that revenues in the 2000 period were adversely affected by unusually difficult weather, particularly on weekends, in a large number of its major markets. In addition, revenues at the Company's European parks were adversely impacted by a decline in European currencies during the period. Revenue growth would have been approximately $4.5 million higher had European currency exchange rates remained at 1999 levels.

         Operating expenses for the six months ended June 30, 2000 increased $19.5 million compared to expenses for the first half of 1999. The 12.4% increase resulted primarily from the inclusion in the 2000 period of two consolidated parks acquired in May 1999 and one acquired in November 1999. Excluding the acquired parks from both periods, operating expenses in the 2000 period increased $5.5 million (3.6%) as compared to the prior-year period as a result of increased compensation expense and increased show expenses.

         Selling, general and administrative expenses for the first six months of 2000 increased $6.3 million compared to similar expenses for the first six months of 1999. Excluding the acquired parks from both periods, selling, general and administrative expenses decreased $5.0 million as compared to the prior year period due in large measure to lower corporate expenses. Noncash compensation expense was $2.9 million less than the prior-year period, reflecting the lower value associated with prior year conditional option grants which have now become unconditional.

         Costs of products sold in the 2000 period increased $0.6 million compared to costs for the first six months of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 20.4% in the 2000 period as compared to 20.8% in the 1999 period.

         Depreciation and amortization expense for the first six months of 2000 increased $12.8 million compared to the comparable period of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($6.5 million) associated with the consolidated parks acquired in 1999. Interest expense, net increased $32.0 million compared to the first six months of 1999. The increase compared to interest expense, net for the 1999 quarter resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalents and restricted-use investment balances during 2000.

         For the 2000 period, equity (loss) in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. The partnership that owns Six Flags Over Georgia acquired White Water Atlanta in May 1999. The loss from equity in operations of theme park partnerships compared to the first six months of 1999 increased by $1.4 million, primarily as result of the ownership of White Water Atlanta for the full period in 2000.

         Income tax benefit was $47.8 million for the six months ended June 30, 2000 compared to $26.7 million for the first six months of 1999. The effective tax rate for the 2000 period was 32.8% compared to a rate of 27.9% for the comparable period of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At June 30, 2000, the Company's indebtedness aggregated $2,428.4 million, of which approximately $212.0 million matures prior to June 30, 2001. Substantially all of the short-term debt represents borrowings under the revolving credit component of the Credit Facility, which the Company expects to pay down in full during the third quarter. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the six months ended June 30, 2000, net cash used in operating activities was $4.6 million. Net cash used in investing activities in the first six months of 2000 totaled $244.1 million, consisting primarily of capital expenditures and investments in theme park partnerships. Net cash provided by financing activities in the first six months of 2000 was $200.3 million, representing net proceeds of borrowings under the Credit Facility described in
Note 3(d) to the Company's Consolidated Financial Statements, net of cash dividends paid.

         In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of its subsidiaries to (i) make minimum annual distributions of approximately $48.6 million (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at those two Partnership Parks will be used to satisfy the obligations described in clauses (i) and (ii) above before any funds are required from the Company. In addition, at June 30, 2000, the Company had $70.2 million in a dedicated escrow account available to fund these obligations.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138, which amended certain provisions of SFAS 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. It is expected that the Company will adopt the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001.

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

        During the period January 1, 2000 through June 30, 2000, the value of the Euro has declined approximately 5.5% in relation to the dollar. This decline to date is less than the hypothetical 10% decline described and evaluated in the 1999 Form 10-K. Although the Company may in the future enter into transactions to hedge currency exchange risks in respect of specific purchase contracts with foreign vendors, the Company has no current plans to enter into hedging transactions with respect to its foreign operations generally.

        During the first six months, interest rates (as measured by LIBOR) have increased by approximately 12%. As previously disclosed, the Company has entered into interest swap arrangements with respect to its $600.0 million term loan. At June 30, 2000, the balance of the Company's other indebtedness represented fixed rate debt, other than $501.0 million outstanding under the Credit Facility, of which $210.0 million represented debt under the revolving credit facility which the Company intends to repay in full during the third quarter of 2000. Except as described above, there have been no material changes in the Company's market risk exposure from that disclosed in the 1999 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1-3 AND 5

         Not applicable.

ITEMS 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         On June 15, 2000, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 68,122,279 shares (86.57% of the outstanding shares of common stock). Five proposals were voted upon at the Meeting. The proposals and voting results were as follows:

         1.       Proposal 1 - Election of Directors

         The following persons were elected as directors as follows:

         NAME                                          FOR              AGAINST
         ----                                          ---              -------
         Paul A. Biddelman......................   67,927,825           194,454
         Kieran E. Burke........................   67,927,043           195,236
         James F. Dannhauser....................   67,927,060           195,219
         Michael E. Gellert.....................   67,927,935           194,344
         Francois Letaconnoux...................   67,835,164           287,115
         Stanley S. Shuman......................   67,927,955           194,324
         Gary Story.............................   67,925,960           196,319

         2. Proposal 2 - Approval of Amendment to the Company's Certificate of Incorporation to Effect a name change from Premier Parks Inc. to Six Flags, Inc.

                            FOR            AGAINST           WITHHELD
                        68,109,769          3,577             8,933

         3. Proposal 3 - Approval of Amendment to Premier Parks Operations Inc.'s Certificate of Incorporation to effect a name change from Premier Parks Operations Inc. to Six Flags Operations Inc.

                            FOR            AGAINST           WITHHELD
                        68,045,126          3,693             73,260

         4. Proposal 4 - Transfer of Ownership of International Operations to Six Flags Theme Parks, Inc.

                            FOR            AGAINST           WITHHELD
                        67,929,712          2,387             190,180

         5. Proposal 5 - Ratification of selection by the Company's Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 2000

                            FOR            AGAINST           WITHHELD
                        68,108,207          3,665             10,407

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Certificate of Amendment of the Company's Certificate of Incorporation dated June 23, 2000.

         3.2      Amended and Restated By-Laws of the Company

         27.1     Financial Data Schedule - June 30, 2000

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SIX FLAGS, INC.
                                                (Registrant)


                                               Kieran E. Burke
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                             James F. Dannhauser
                                           CHIEF FINANCIAL OFFICER


Date: August 11, 2000