Form 10-Q
period 2000-09-30
SIX FLAGS INC
filed 2000-11-14
CIK 701374

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

  |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

  |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM ________ TO _________


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

         At November 1, 2000, Six Flags, Inc. had outstanding 78,700,603 shares of Common Stock, par value $.025 per share.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                   ------------------    -----------------
                                                       (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents .................       $   65,744,000       $  138,131,000
   Accounts receivable .......................           79,850,000           29,208,000
   Inventories ...............................           31,904,000           23,590,000
   Prepaid expenses and other current assets .           20,574,000           32,793,000
   Restricted-use investment securities ......           25,545,000           24,430,000
                                                     --------------       --------------

      Total current assets ...................          223,617,000          248,152,000

Other assets:
   Debt issuance costs .......................           49,073,000           55,540,000
   Restricted-use investment securities ......           64,049,000           84,464,000
   Deposits and other assets .................           59,831,000           64,472,000
                                                     --------------       --------------

      Total other assets .....................          172,953,000          204,476,000

Property and equipment, at cost ..............        2,531,854,000        2,272,419,000
   Less accumulated depreciation .............          297,771,000          207,680,000
                                                     --------------       --------------

      Total property and equipment ...........        2,234,083,000        2,064,739,000

Investment in theme park partnerships ........          393,260,000          384,637,000

Intangible assets, principally goodwill ......        1,352,677,000        1,352,732,000
   Less accumulated amortization .............          133,960,000           93,164,000
                                                     --------------       --------------


      Total intangible assets ................        1,218,717,000        1,259,568,000
                                                     --------------       --------------

      Total assets ...........................       $4,242,630,000       $4,161,572,000
                                                     ==============       ==============


See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                         ------------------       -----------------
                                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................................      $          72,213,000     $        37,918,000
   Accrued liabilities.........................................................                 57,634,000              89,726,000
   Accrued interest payable....................................................                 41,606,000              23,566,000
   Deferred income.............................................................                 16,413,000               6,037,000
   Current maturities of long-term debt........................................                    969,000               2,055,000
                                                                                        ------------------       -------------------

      Total current liabilities................................................                188,835,000             159,302,000
Long-term debt ................................................................              2,223,218,000           2,202,933,000
Other long-term liabilities and minority interest..............................                 35,256,000              41,761,000
Deferred income taxes..........................................................                182,038,000             141,960,000
                                                                                        ------------------       -------------------
      Total liabilities........................................................              2,629,347,000           2,545,956,000

Stockholders' equity:
   Preferred stock of $1.00 par value .........................................                     12,000                  12,000
   Common stock of $0.025 par value ...........................................                  1,967,000               1,958,000
   Capital in excess of par value..............................................              1,705,840,000           1,700,305,000
   Accumulated deficit ........................................................                (34,635,000)            (53,681,000)
   Deferred compensation.......................................................                 (7,863,000)            (15,255,000)
   Accumulated other comprehensive income (loss)
      -foreign currency translation adjustments................................                (52,038,000)            (17,723,000)
                                                                                        ------------------       -------------------
      Total stockholders' equity...............................................              1,613,283,000           1,615,616,000
                                                                                        ------------------       -------------------
      Total liabilities and stockholders' equity...............................      $       4,242,630,000     $     4,161,572,000
                                                                                        ==================       ===================



See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                            2000                    1999
                                                                            ----                    ----
Revenue:
   Theme park admissions .....................................         $ 296,411,000          $ 271,507,000
   Theme park food, merchandise and other ....................           251,028,000            223,897,000
                                                                       -------------          -------------
        Total revenue ........................................           547,439,000            495,404,000
                                                                       -------------          -------------

Operating costs and expenses:
   Operating expenses ........................................           137,154,000            132,908,000
   Selling, general and administrative .......................            46,719,000             38,897,000
   Noncash compensation ......................................             3,147,000              1,267,000
   Costs of products sold ....................................            51,829,000             47,636,000
   Depreciation and amortization .............................            46,320,000             40,149,000
                                                                       -------------          -------------
        Total operating costs and expenses ...................           285,169,000            260,857,000
                                                                       -------------          -------------
        Income from operations ...............................           262,270,000            234,547,000
                                                                       -------------          -------------

Other income (expense):
   Interest expense ..........................................           (58,797,000)           (48,159,000)
   Interest income ...........................................             2,492,000              6,072,000
   Equity in operations of theme park partnerships ...........            16,519,000             28,253,000
   Other income (expense), including minority interest .......              (629,000)               354,000
                                                                       -------------          -------------
        Total other income (expense) .........................           (40,415,000)           (13,480,000)
                                                                       -------------          -------------
        Income before income taxes ...........................           221,855,000            221,067,000
Income tax expense ...........................................            87,205,000             89,436,000
                                                                       -------------          -------------
        Net income ...........................................         $ 134,650,000          $ 131,631,000
                                                                       =============          =============
        Net income applicable to common stock ................         $ 128,828,000          $ 125,809,000
                                                                       =============          =============
Per share amounts:
   Net income per average common share-- basic: ..............         $        1.64          $        1.61
                                                                       =============          =============
   Net income per average common share-- diluted: ............         $        1.49          $        1.46
                                                                       =============          =============

Weighted average number of common shares
  outstanding -- basic .......................................            78,701,000             78,200,000
                                                                       =============          =============

Weighted average number of common shares
  outstanding -- diluted .....................................            90,597,000             90,366,000
                                                                       =============          =============



See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                 2000                     1999
                                                                                                 ----                     ----
Revenue:
   Theme park admissions .....................................................             $ 497,286,000              $ 459,735,000
   Theme park food, merchandise and other ....................................               422,125,000                388,391,000
                                                                                           -------------              -------------
        Total revenue ........................................................               919,411,000                848,126,000
                                                                                           -------------              -------------

Operating costs and expenses:
   Operating expenses ........................................................               314,222,000                290,431,000
   Selling, general and administrative .......................................               142,713,000                128,600,000
   Noncash compensation ......................................................                 9,439,000                 10,503,000
   Costs of products sold ....................................................                86,652,000                 81,907,000
   Depreciation and amortization .............................................               133,079,000                114,135,000
                                                                                           -------------              -------------
        Total operating costs and expenses ...................................               686,105,000                625,576,000
                                                                                           -------------              -------------
        Income from operations ...............................................               233,306,000                222,550,000
                                                                                           -------------              -------------

Other income (expense):
   Interest expense ..........................................................              (174,948,000)              (141,719,000)
   Interest income ...........................................................                 6,601,000                 19,606,000
   Equity in operations of theme park partnerships ...........................                11,439,000                 24,602,000
   Other income (expense), including minority interest .......................                  (494,000)                   156,000
                                                                                           -------------              -------------
        Total other income (expense) .........................................              (157,402,000)               (97,355,000)
                                                                                           -------------              -------------
        Income before income taxes ...........................................                75,904,000                125,195,000
Income tax expense ...........................................................                39,392,000                 62,712,000
                                                                                           -------------              -------------
        Income before extraordinary loss .....................................                36,512,000                 62,483,000
Extraordinary loss on extinguishment of debt, net of income tax
   benefit of $4,104,000 in 1999 .............................................                      --                   (6,157,000)
                                                                                           -------------              -------------
        Net income ...........................................................             $  36,512,000              $  56,326,000
                                                                                           =============              =============
        Net income applicable to common stock ................................             $  19,046,000              $  38,860,000
                                                                                           =============              =============
Per share amounts:
   Income per average common share--  basic:
        Income before extraordinary loss......................................             $        0.24              $        0.58
        Extraordinary loss....................................................                        --                      (0.08)
                                                                                           -------------              -------------
        Net income............................................................             $        0.24              $        0.50
                                                                                           =============              =============

Net income per average common share--  diluted:
        Income before extraordinary loss......................................             $        0.24              $        0.56
        Extraordinary loss....................................................                        --                      (0.08)
                                                                                           -------------              -------------
        Net income............................................................             $        0.24              $        0.48
                                                                                           =============              =============

Weighted average number of common shares outstanding - basic .................                78,622,000                 77,439,000
                                                                                           =============              =============
Weighted average number of common shares outstanding -diluted ................                79,707,000                 80,002,000
                                                                                           =============              =============




See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                      ----------------------------------     ------------------------------------
                                                              2000              1999                 2000                1999
                                                      ----------------   ---------------     ----------------    ----------------
Net income ......................................     $    134,650,000   $   131,631,000     $     36,512,000    $     56,326,000
Other comprehensive income (loss) --
   Foreign currency translation adjustment.......          (17,650,000)        5,622,000          (34,315,000)        (13,175,000)
                                                      ----------------   ---------------     ----------------    ----------------

Comprehensive income ............................     $    117,000,000   $   137,253,000     $      2,197,000    $     43,151,000
                                                      ================   ===============     ================    ================





See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                    2000                   1999
                                                                                                    ----                   ----
 Cash flows from operating activities:
    Net income ......................................................................     $        36,512,000     $      56,326,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization.................................................             133,079,000           114,135,000
       Equity in operations of theme park partnerships, net of cash received.........              10,644,000           (16,470,000)
       Minority interest.............................................................                 132,000              (231,000)
       Noncash compensation..........................................................               9,439,000            10,503,000
       Interest accretion on notes payable...........................................              22,671,000            25,788,000
       Interest accretion on restricted-use investments..............................              (2,982,000)           (7,609,000)
       Extraordinary loss on early extinguishment of debt ...........................                      --            10,261,000
       Amortization of debt issuance costs...........................................               6,467,000             4,823,000
       Deferred income taxes.........................................................              40,078,000            51,185,000
       Increase in accounts receivable...............................................             (46,900,000)          (41,061,000)
       (Increase) decrease in inventories and prepaid expenses.......................               3,905,000            (1,853,000)
       Decrease in deposits and other assets.........................................               4,641,000            19,482,000
       Increase in accounts payable, accrued expenses, and other liabilities.........               9,684,000             8,357,000
       Increase in accrued interest payable..........................................              18,040,000             3,442,000
                                                                                          -------------------     -----------------
       Total adjustments.............................................................             208,898,000           180,752,000
                                                                                          -------------------     -----------------
                  Net cash provided by operating activities..........................             245,410,000           237,078,000
                                                                                          -------------------     -----------------

 Cash flows from investing activities:
    Additions to property and equipment..............................................            (301,083,000)         (334,250,000)
    Investment in theme park partnerships............................................             (19,267,000)          (39,034,000)
    Acquisition of theme park companies, net of cash acquired........................                       --          (80,952,000)
    Purchase of restricted-use investments ..........................................              (4,500,000)                   --
    Maturities of restricted-use investments ........................................              26,782,000            13,221,000
                                                                                          -------------------     -----------------
                  Net cash used in investing activities..............................            (298,068,000)         (441,015,000)
                                                                                          -------------------     -----------------

 Cash flows from financing activities:
    Repayment of long-term debt......................................................            (306,473,000)         (496,818,000)
    Proceeds from borrowings.........................................................             303,000,000           499,024,000
    Net cash proceeds from issuance of common stock..................................               3,498,000             1,951,000
    Payment of cash dividends........................................................             (17,466,000)          (17,466,000)
    Payment of debt issuance costs...................................................                      --           (10,934,000)
                                                                                          -------------------     -----------------
                  Net cash used in financing activities..............................             (17,441,000)          (24,243,000)
                                                                                          -------------------     -----------------
       Effect of exchange rate changes on cash ......................................              (2,288,000)           (1,706,000)
                                                                                          -------------------     -----------------
       Decrease in cash and cash equivalents.........................................             (72,387,000)         (229,886,000)
 Cash and cash equivalents at beginning of period....................................             138,131,000           400,578,000
                                                                                          -------------------     -----------------
 Cash and cash equivalents at end of period..........................................     $        65,744,000     $     170,692,000
                                                                                          ===================     =================

 Supplementary cash flow information:
    Cash paid for interest...........................................................     $       127,903,000     $     107,666,000
                                                                                          ===================     =================



See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       GENERAL -- BASIS OF PRESENTATIOn

         Six Flags, Inc. ("Six Flags" or the "Company") owns and operates regional theme amusement and water parks. As of September 30, 2000, the Company and its subsidiaries own or operate 36 parks, including 28 domestic parks, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe. On June 30, 2000, the Company changed its name from Premier Parks Inc. to Six Flags, Inc. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

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

         The accompanying consolidated financial statements for the three months and nine months ended September 30, 1999 include the results of the parks acquired in May 1999 only from the respective dates of their acquisition and do not include the results of Movie World Germany, which was acquired in November 1999. (See Note 2.)

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

         Results of operations for the three-month and nine-month periods ended September 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INCOME PER SHARE

         The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income per share for the three and nine-month periods ended September 30, 2000 and 1999, respectively. The weighted average number of shares of Common Stock for the nine month periods does not include the effect of the conversion of the Company's mandatorily convertible preferred stock into a maximum of 11,500,000 shares of common stock and a minimum of 9,554,000 shares of common stock as the effects of such conversion and the resulting decrease in preferred stock dividends is antidilutive. In determining net income applicable to common stock for the nine month periods, the dividends paid on the Company's mandatorily convertible preferred stock have been deducted from net income.

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                                 -----------------------------         -----------------------------
                                                                    2000               1999               2000               1999
                                                                 ----------         ----------         ----------         ----------
Weighted average number of common shares
  outstanding - basic ..................................         78,701,000         78,200,000         78,622,000         77,439,000
Effect of potential common shares issuable upon
  the exercise of employee stock options ...............            396,000          2,612,000          1,085,000          2,563,000
Convertible preferred stock ............................         11,500,000          9,554,000                 --                 --
                                                                 ----------         ----------         ----------         ----------
Weighted average number of common shares
  outstanding - diluted ................................         90,597,000         90,366,000         79,707,000         80,002,000
                                                                 ==========         ==========         ==========         ==========



        REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 was amended to delay the effective date until periods beginning after October 1, 2000. The Company has elected to adopt the provisions of SAB 101 as of January 1, 2000. The provisions of SAB No. 101 do not have an impact on the accounting policies that the Company utilizes to prepare its annual financial statements and therefore, the adoption did not have an impact on the Company's annual financial statements. However, the provisions of SAB No. 101 did change the accounting policies that the Company uses to recognize revenue from multi-admission tickets and season passes during the year. The Company's accounting policy as of January 1, 2000 recognizes the revenue for multi-admission tickets and season passes over the operating season on a usage basis rather than upon receipt.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The provisions of SAB No. 101 allow companies to either restate results or account for the change as a cumulative effect. The Company has elected to restate its 1999 interim results of operations. The following sets forth the results for the three months and nine months ended September 30, 1999 as originally reported and as restated.



                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999               SEPTEMBER 30, 1999
                                                      -----------------------------    ------------------------------
                                                               (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                                          AS                               AS
                                                      ORIGINALLY           AS          ORIGINALLY
                                                       REPORTED:        RESTATED:       REPORTED:      AS RESTATED:
                                                      ------------     ------------    ------------    --------------
Revenues....................................         $  471,728    $      495,404    $    858,892   $       848,126

Net income applicable to
    common stock............................            111,008           125,809          46,836            38,860
Net income per average common share
    outstanding - basic.....................               1.42              1.61            0.60              0.50
Net income per average common share
    outstanding - diluted...................               1.29              1.46            0.60              0.48



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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

3.       LONG-TERM INDEBTEDNESS

         (a) On January 31, 1997, Six Flags Operations Inc. (formerly known as Premier Operations Inc.), a wholly-owned subsidiary of Holdings ("SF Operations"), issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of SF Operations.
The 1997 Notes require annual interest payments of approximately $12.2 million (9 3/4% per annum) and, except in the event of a change of control of SF Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1997 Notes are redeemable, at SF Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of SF Operations' principal domestic subsidiaries.

         The indenture limits the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($321,244,000 and $298,664,000 carrying value as of September 30, 2000 and December 31, 1999, respectively) of Senior Discount Notes ( the "Senior Discount Notes") and $280,000,000 principal amount of 9 1/4% Senior Notes (the "1998 Senior Notes"). The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

         Approximately $70,700,000 of the net proceeds of the 1998 Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of the Company's obligations to the limited partners of Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks") and to pay cash dividends on the Company's Premium Income Equity Securities ("PIES"), a mandatorily convertible preferred stock.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         (d) On November 5, 1999, Six Flags Theme Parks Inc., an indirect wholly-owned subsidiary of the Company ("SFTP"), entered into the Credit Facility and, in connection therewith, SFEC merged into SF Operations and SFTP became a subsidiary of SF Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at September 30, 2000), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $291,000,000 was outstanding at September 30, 2000) and a $600,000,000 six-year term loan (all of which was outstanding at September 30, 2000). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. In February 2000, the Company entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2001 to March 2002. Giving effect to such agreements, the effective rate on the term loan borrowings at September 30, 2000 was 9.94%.

         The multicurrency facility, which permits optional prepayments and reborrowings, requires quarterly mandatory repayments of 2.5% of the committed amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The term loan facility requires quarterly repayments of 0.25% of the committed amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, SF Operations and all of SF Operations' domestic subsidiaries and are secured by substantially all of SF Operations' domestic assets.

         The Credit Facility contains restrictive covenants that, among other things, limit the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its 1998 Senior Notes, Senior Discount Notes and 1999 Senior Notes, cash dividend payments on the PIES and its obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that SF Operations comply with certain specified financial ratios and tests.

         On November 5, 1999, the Company borrowed $892,000,000 under the Credit Facility principally to repay all amounts outstanding under the Company's then existing credit facilities and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         (e) On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the 1998 Senior Notes and the Senior Discount Notes. The 1999 Senior Notes require annual interest payments of approximately $41,900,000 and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the 1998 Senior Notes and the Senior Discount Notes. The net proceeds of the 1999 Senior Notes were used to retire then outstanding notes of SF Operations and SFTP.

4.       COMMITMENTS AND CONTINGENCIES

         On March 21, 1999, a raft capsized in the river rapids ride at Six Flags Over Texas, one of the Partnership Parks, resulting in one fatality and injuries to ten others. As a result, a case entitled JERRY L. CARTWRIGHT, ET AL VS. PREMIER PARKS, INC. D/B/A SIX FLAGS OVER TEXAS, INC. was commenced seeking unspecified damages. The Partnership Park is covered by the Company's multi-layered general liability insurance coverage of up to $100,000,000 per occurrence, with no self-insured retention. The Company does not believe that the impact of this incident or the resulting lawsuit will have a material adverse effect on the Company's consolidated financial position, operations or liquidity.

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

5.       INVESTMENT IN THEME PARK PARTNERSHIPS

         The following reflects the summarized results of the four parks managed by the Company during the three and nine months ended September 30, 2000 and 1999. Results for White Water Atlanta and the related outdoor entertainment complex, which were acquired by the limited partnership that owns Six Flags Over Georgia on May 25, 1999, are included in the nine month 1999 period only from the acquisition date.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                 -----------------------------     ---------------------------------
                                                     2000             1999              2000              1999
                                                 ------------   --------------     -------------     ---------------
                                                                           (IN THOUSANDS)
Revenue.....................................     $    91,449    $     100,993      $    186,304        $  198,846
Expenses:
 Operating expenses..........................         24,980           27,279            68,033            72,723
 Selling, general and administrative.........          7,922            6,639            29,411            27,750
 Costs of products sold......................          7,310            8,690            15,508            18,548
 Depreciation and amortization...............          4,280            3,980            11,742            11,502
 Interest expense, net.......................          3,276            1,433            10,489             5,640
 Other expense...............................            125              264               518               458
                                                 -----------    -------------      ------------        ----------
   Total.....................................         47,893           48,285           135,701           136,621
                                                 -----------    -------------      ------------        ----------
Net income .................................     $    43,556    $      52,708      $     50,603        $   62,225
                                                 ===========    =============      ============        ==========


         The Company's share of income from operations of the four theme parks for the three and nine months ended September 30, 2000 was $22,684,000 and $27,478,000, respectively, prior to depreciation and amortization charges of $5,736,000 and $15,270,000, respectively, and third-party interest and other non-operating expenses of $429,000 and $769,000, respectively. The Company's share of income from operations of the four theme parks for the three and nine months ended September 30, 1999 was $32,601,000 and $35,589,000, respectively, prior to depreciation, amortization and interest charges of $4,348,000 and $10,987,000, respectively. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World.

6.       BUSINESS SEGMENTS

         The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment -- operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ------------------------------  ---------------------------------
                                                         2000            1999             2000             1999
                                                     -------------  ---------------  ---------------  ----------------
                                                                            (IN THOUSANDS)
Theme park revenue.............................    $   638,888    $     596,397    $   1,105,715    $    1,046,972
Theme park cash expenses.......................        270,450          256,838          640,870           604,045
                                                   -----------    -------------    -------------    --------------
Aggregate park EBITDA..........................        368,438          339,559          464,845           442,927
Third-party share of EBITDA from
   parks accounted for under the
   equity method...............................        (24,111)         (25,596)         (41,737)          (40,692)
Amortization of investment in theme
   park partnerships...........................         (5,736)          (4,348)         (15,270)          (10,987)
Unallocated net expenses, including
   corporate and other expenses................        (14,111)          (6,312)         (30,508)          (29,805)
Depreciation and amortization..................        (46,320)         (40,149)        (133,079)         (114,135)
Interest expense...............................        (58,797)         (48,159)        (174,948)         (141,719)
Interest income................................          2,492            6,072            6,601            19,606
                                                   -----------    -------------    -------------    --------------
Income before income taxes.....................    $   221,855    $     221,067    $      75,904    $      125,195
                                                   ===========    =============    =============    ==============

Theme park revenue.............................    $   638,888    $     596,397    $   1,105,715    $    1,046,972
Theme park revenue from parks
   accounted for under the equity method.......        (91,449)        (100,993)        (186,304)         (198,846)
                                                   ===========    =============    =============    ==============
Consolidated total revenue.....................    $   547,439    $     495,404    $     919,411    $      848,126
                                                   ===========    =============    =============    ==============

       Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories as of and for the nine months ended September 30, 2000 and 1999, respectively:



2000:                                                                        (In thousands)
----                                                  --------------------------------------------------------------
                                                            DOMESTIC          INTERNATIONAL           TOTAL
                                                            --------          -------------           -----
Long-lived assets................................     $      3,357,846     $        488,214           $3,846,060
Revenue..........................................              772,363              147,048              919,411

1999:                                                                        (In thousands)
                                                      --------------------------------------------------------------
                                                            DOMESTIC          INTERNATIONAL           TOTAL
                                                            --------          -------------           -----
Long-lived assets................................     $      3,257,613     $        250,513           $3,508,126
Revenue..........................................              760,698               87,428              848,126


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         GENERAL

         Results of operations for the three-month and nine-month periods ended September 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         Results of operations for the three and nine months ended September 30, 2000 include the results of the four parks acquired in 1999. Results for the three and nine months ended September 30, 1999 include the results of three of the acquired parks from their respective dates of acquisition in May 1999 and do not include the results of the Movie World Germany park acquired in November 1999.

         THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue in the third quarter of 2000 totaled $547.4 million compared to $495.4 million for the third quarter of 1999, representing a 10.5% increase. The increase was primarily attributable to a 5.2% increase in attendance in the 2000 quarter (including significant increases at the four rebranded parks), increased per capita spending in that quarter and the inclusion in 2000 of the results of Movie World Germany. Reported revenues from the Company's European parks as translated into U.S. dollars were adversely impacted by a relative decline in European currencies during the 2000 quarter. Revenue growth in the 2000 quarter would have been approximately $13.0 million higher had European currency exchange rates remained at 1999 levels.

         Operating expenses for the third quarter of 2000 increased $4.2 million compared to the third quarter of 1999 due primarily to the inclusion of Movie World Germany in the 2000 period. Operating expenses decreased as a percentage of revenues to 25.1% in the 2000 quarter from 26.8% in the prior year quarter. Excluding Movie World Germany from both periods, operating expenses in the 2000 period would have decreased $1.8 million (1.4%) as compared to the prior year period.

         Selling, general and administrative expenses for the third quarter of 2000 increased $7.8 million compared to comparable expenses for the third quarter of 1999 due primarily to the inclusion of Movie World Germany in the 2000 period and, to a lesser extent, higher advertising and insurance expense. As a percentage of revenues, these expenses represented 8.5% in the 2000 quarter as compared to 7.9% in the 1999 period. Noncash compensation expense was $1.9 million more than the prior year period. During December 1999 the conditions applicable to certain stock options were met. As a result, the total cost of the stock options was determined at that time. In periods subsequent to that date, this remaining fixed and determined cost is being amortized over the remaining vesting period. In prior periods, an estimated cost was used.

         Costs of products sold in the 2000 period increased $4.2 million compared to costs for the third quarter of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 20.6% in the 2000 period as compared to 21.3% in the 1999 quarter.

         Depreciation and amortization expense for the third quarter of 2000 increased $6.2 million compared to the third quarter of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($3.2 million) associated with the 1999 acquisition of Movie World Germany. Interest expense, net increased $14.2 million compared to the third quarter of 1999. The increase in the 2000 period resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalents and restricted-use investment balances during 2000.

         For the 2000 period, equity in operations of theme park partnerships reflects the Company's share of the income of Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. The partnership that owns Six Flags Over Georgia acquired White Water Atlanta in May 1999. The $11.7 million decrease in the equity in operations of theme park partnerships compared to the third quarter of 1999 was primarily attributable to reduced attendance in the 2000 period as compared to 1999 levels at certain of these parks.

         Income tax expense was $87.2 million for the third quarter of 2000 compared to $89.4 million for the third quarter of 1999. The effective tax rate for the third quarter of 2000 was 39.3% compared to a rate of 40.5% for the third quarter of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue in the first nine months of 2000 totaled $919.4 million compared to $848.1 million for the comparable period of 1999. Revenues in the 2000 period increased 8.4% over the prior year period due to the inclusion in the entire 2000 period of the results of the parks acquired in 1999 and to a lesser extent to an increase in per capita spending at the Company's parks. The Company believes that revenues in the 2000 period were adversely affected by unusually difficult weather, particularly in June and July, in a large number of its major markets. Reported revenues from the Company's European parks as translated into U.S. dollars were adversely impacted by a decline in European currencies during the 2000 period. Revenue growth in the first nine months of 2000 would have been approximately $19.4 million higher had European currency exchange rates remained at 1999 levels.

         Operating expenses for the nine months ended September 30, 2000 increased $23.8 million compared to the comparable nine months of 1999. The 8.2% increase resulted primarily from the inclusion in the 2000 period of two consolidated parks acquired in May 1999 and one acquired in November 1999. Excluding the acquired parks from both periods, operating expenses in the 2000 period would have increased $3.8 million (1.3%) as compared to the prior year period primarily as a result of increased compensation expense.

         Selling, general and administrative expenses for the first nine months of 2000 increased $14.1 million compared to the comparable period of 1999. Excluding the parks acquired in 1999 from both periods, selling, general and administrative expenses in 2000 would have increased $0.6 million as compared to the prior year period. Noncash compensation expense in the 2000 period was $1.1 million less than the prior year period, reflecting the difference between the fixed cost in the 2000 period relating to certain conditional stock options and the estimated cost used in the 1999 period.

         Costs of products sold in the 2000 period increased $4.7 million compared to costs for the first nine months of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 20.5% in the 2000 period as compared to 21.1% in the 1999 period.

         Depreciation and amortization expense for the first nine months of 2000 increased $18.9 million compared to the comparable period of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($9.7 million) associated with the consolidated parks acquired in 1999. Interest expense, net increased $46.2 million compared to the comparable nine months of 1999. The increase in the 2000 period resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalents and restricted-use investment balances during 2000.

         For the 2000 period, equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. The partnership that owns Six Flags Over Georgia acquired White Water Atlanta in May 1999. The equity in operations of theme park partnerships compared to the first nine months of 1999 decreased by $13.2 million, primarily as result of reduced attendance in the 2000 period at certain of these parks.

         Income tax expense was $39.4 million for the nine months ended September 30, 2000 compared to $62.7 million for the first nine months of 1999. The effective tax rate for the 2000 period was 51.9% compared to a rate of 50.1% for the comparable period of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At September 30, 2000, the Company's indebtedness aggregated $2,224.2 million, of which approximately $1.0 million matures prior to September 30, 2001. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the nine months ended September 30, 2000, net cash provided by operating activities was $245.4 million. Net cash used in investing activities in the first nine months of 2000 totaled $298.1 million, consisting primarily of capital expenditures and investments in theme park partnerships. Net cash used in financing activities in the first nine months of 2000 was $17.4 million, primarily representing cash dividends paid.

         In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of its subsidiaries to (i) make minimum annual distributions of approximately $48.6 million (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at those two Partnership Parks will be used to satisfy the obligations described in clauses (i) and (ii) above before any funds are required from the Company. In addition, at September 30, 2000, the Company had a dedicated escrow account available to fund these obligations.

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

         The Company has had limited involvement with derivative financial instruments, primarily the Company's interest rate swap related to the $600.0 million term loan. The Company is currently evaluating the provisions of SFAS No. 133, as amended. Based upon the Company's limited use of derivative financial instruments, the Company does not believe that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or future results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 1999 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. During the period January 1, 2000 through September 30, 2000, the value of the Euro has declined approximately 12.5% in relation to the dollar. This decline to date is more than the hypothetical 10% decline described and evaluated in the 1999 Form 10-K. However, the Company's foreign net operations in the fourth quarter of 2000 are not expected to be materially impacted by an adverse change in the currency exchange rate. Although the Company may in the future enter into transactions to hedge currency exchange risks in respect of specific purchase contracts with foreign vendors, the Company has no current plans to enter into hedging transactions with respect to its foreign operations generally.

         During the first nine months of 2000, interest rates (as measured by LIBOR) have increased by approximately 13.5%. As previously disclosed, the Company has entered into interest swap arrangements with respect to its $600.0 million term loan. At September 30, 2000, the balance of the

Company's other indebtedness represented fixed rate debt, other than $291.0 million outstanding under the Credit Facility. Increases in LIBOR in the future will result in higher interest expense with respect to this $291.0 million in indebtedness. Except as described above, there have been no material changes in the Company's market risk exposure from that disclosed in the 1999 Form 10-K.

                          PART II -- OTHER INFORMATION


ITEMS 1 - 5

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule - September 30, 2000

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



Date:   November  ___, 2000