Form 10-K
period 2000-12-31
SIX FLAGS INC
filed 2001-03-30
CIK 701374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000
                                             -----------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                         Commission File Number: 0-9789

                                 SIX FLAGS, INC.
                                ----------------
                          (formerly Premier Parks Inc.)
             (Exact name of Registrant as specified in its charter)

                Delaware                                 13-3995059
      (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or                       Identification No.)
              organization)

            11501 Northeast Expressway, Oklahoma City, Oklahoma 73131
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (405) 475-2500

                             -----------------------

            Securities registered pursuant to Sec. 12(b) of the Act:

                  Title of Class                             Name of Each Exchange on Which Registered
--------------------------------------------------------    -----------------------------------------------
Shares of common stock, par value $.025 per share,           New York Stock Exchange
with Rights to Purchase Series A Junior Preferred Stock

Premium Income Equity Securities, consisting of              New York Stock Exchange
Depositary Shares representing 1/500 of a share
of 7 1/2% Mandatorily Convertible Preferred Stock

Preferred Income Equity Redeemable Shares,                   New York Stock Exchange
representing 1/100 of a share of 7 1/4% Convertible
Preferred Stock

                      -------------------------------------

          Securities registered pursuant to Sec. 12(g) of the Act: NONE

                      -------------------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

      Approximately $1,598.6 million as of March 1, 2001 (based on the last sales price on such date as reported on the New York Stock Exchange). See "Item
5. -- Market for the Registrant's Common Equity and Related Stockholder
Matters."

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date:

      The number of shares of Common Stock of the Registrant outstanding as of March 1, 2001 was 80,079,351 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in June 2001, which will be filed by the Registrant within 120 days after the close of its 2000 fiscal year.

================================================================================

                                     PART I

ITEM 1. BUSINESS

Introduction

      The Company(1) is the largest regional theme park operator in the world. The 38 parks it now operates had attendance of approximately 46.4 million in 2000. These parks include 16 of the 50 highest attendance theme parks in North America, the largest paid admission theme park in Mexico and seven theme parks in Europe. The Company is also managing the development and construction of a new theme park in Spain. The Company's theme parks serve each of the 10 largest metropolitan areas in the United States. The Company estimates that approximately two-thirds of the population of the continental United States live within a 150-mile radius of one of the Company's parks.

      For the year ended December 31, 2000, the Company's reported total revenue was approximately $1,007.0 million and its consolidated earnings before interest, taxes, depreciation and amortization and non-cash compensation ("EBITDA") were approximately $369.3 million. Adjusted EBITDA for the year was $402.5 million. Adjusted EBITDA includes the Company's proportionate share of the EBITDA of the parks that are less than wholly-owned by the Company and accounted for by the equity method, i.e., Six Flags Over Georgia (including Six Flags White Water Atlanta), Six Flags Over Texas and Six Flags Marine World (the "Partnership Parks"). Aggregate combined revenues and EBITDA of the Company and the Partnership Parks for 2000 were $1,215.2 million and $444.8 million, respectively.

      In 1998, the Company acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. The Company has worldwide ownership of the "Six Flags" brand name. To capitalize on this name recognition, since the commencement of the 1998 season and including the 2001 season, the Company has rebranded ten of its parks as "Six Flags" parks, including three of its international parks.

      The Company holds exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Europe and Latin and South America (including Mexico) of certain Warner Bros. and DC Comics characters. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others. In addition, the Company's European and Latin and South American licenses with Warner Bros. include the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo and the Flintstones.(2) The Company uses these characters to market its parks and to provide an enhanced family entertainment experience. The Company's licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in its advertising, as walk-around characters, in theming for rides, attractions and retail outlets. The Company believes using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

      The Company's 38 parks are located in geographically diverse markets across North America and Europe. Each of the Company's theme parks is individually themed and provides a complete family-oriented entertainment experience. The Company's theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets. In the aggregate, the Company's theme parks offer more than 800 rides,

--------
(1) As used in this Report, unless the context requires otherwise, "Company" or "Six Flags" refers to Six Flags, Inc. and its consolidated subsidiaries.

(2) Looney Tunes, characters, names and all related indicia are trademarks of Warner Bros.(C)2001, a division of Time Warner Entertainment Company, L.P. ("TWE"). Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics(C)2001, Cartoon Network and logo are trademarks of Cartoon Network(C)2001, Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc.(C)2001, a subsidiary of the Company. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc.(C)2001, a subsidiary of the Company.

including over 100 roller coasters, making the Company the leading provider of "thrill rides" in the industry.

      Since current management assumed control in 1989, the Company has acquired 37 parks (including its interests in the Partnership Parks), and has achieved significant internal growth.

Description of Recent and Pending Acquisitions

      In December 2000, the Company acquired Enchanted Village and Wild Waves, a water park and children's ride park located near Seattle, Washington, which has averaged approximately 500,000 in annual attendance over the last five years. The park is located on approximately 65 acres and is the only park located within the Seattle-Tacoma metropolitan area, which is the 12th largest metropolitan area in the country. The park is primarily a water park and currently lacks a full complement of rides and revenue outlets. The park also has not benefited from significant marketing programs. As a result, the Company believes that there is an opportunity over the next several years to increase this park's revenue, attendance and cash flow, with relatively modest capital expenditures.

      In February 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a 230 acre marine wildlife park located adjacent to the Company's Six Flags Ohio theme park. The two parks are being combined for the 2001 season under the name "Six Flags Worlds of Adventure." The consolidation of the two parks, together with the Company's neighboring campgrounds and hotel, enable the Company to offer a very attractive regional destination experience. The Company believes that the combined facility will enable the Company to increase attendance and revenue and to increase operating efficiencies through shared expenses.

      In November 2000, the Company entered into a letter of intent to acquire La Ronde, a 146 acre theme park located near downtown Montreal on the former site of the 1967 Montreal World's Fair. If this acquisition is completed, the Company will acquire substantially all of the park assets for approximately U.S. $20 million and lease the site from the City of Montreal on a long-term basis. Although Six Flags expects to acquire the park prior to its 2001 season, the Company does not expect to make any investment in the facility until after that season. Since its inception, the park has been operated by a municipal authority which contracted with third parties to operate a substantial majority of the park's revenue outlets. Those third parties retained a significant portion of the revenues generated by these outlets. Most of the contracts covering these revenue outlets expire by the end of 2002. The Company also believes that it can increase the scope and effectiveness of the park's marketing programs. As a result, the Company believes that, if it acquires this park, Six Flags will be able to substantially increase the park's revenue, attendance and cash flow over the next several years. There is no assurance that the Company will be able to complete this acquisition.

Description of Recent Financings

      In January 2001, the Company consummated the public offering of 11,500,000 Preferred Income Equity Redeemable Shares ("PIERS"), each representing one one-hundredth of a share of its 7 1/4% Convertible Preferred Stock. The Company received net proceeds from the offering of approximately $278.1 million. A portion of the proceeds was used to fund the acquisition of the former Sea World of Ohio.

      In January 2001, the Company also consummated an offering of $375.0 million principal amount of its 9 1/2% Senior Notes due 2009. The net proceeds of this offering ($363.8 million) were used to refinance existing indebtedness, including $124.7 principal amount of 9 3/4% Senior Notes due 2007 of Six Flags Operations Inc., the Company's principal subsidiary, and $223.0 principal amount of borrowings under the reducing multicurrency revolving portion of the Company's senior credit facility. Amounts repaid under this facility can be reborrowed.

Description of Domestic Parks

      Six Flags America

      Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 40th largest theme park in North America.(3) The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.7 million people within 50 miles and 11.4 million people within 100 miles. Based on a copyrighted 2000 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 24 DMAs in the United States, respectively.

      The Company owns sites of 515 acres, with 131 acres currently used for park operations. The remaining 384 acres, which are fully zoned for entertainment and recreational uses, provide the Company with ample expansion opportunity, as well as the potential to develop complementary operations.

      Six Flags America's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

      Six Flags AstroWorld, Six Flags WaterWorld and Splashtown

      Six Flags AstroWorld, the 35th largest theme park in North America, and the separately gated adjacent Six Flags WaterWorld are located in Houston, Texas. In May 1999, the Company acquired Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld. Splashtown is the 12th largest water park in the United States. The Houston, Texas market provides the parks with a permanent resident population of 4.5 million people within 50 miles and
5.4 million people within 100 miles. The Houston market is the number 11 DMA in the United States.

      The Company owns sites of approximately 85 acres used for the theme park, approximately 14 acres used for Six Flags WaterWorld and approximately 60 acres for Splashtown. Six Flags WaterWorld and Splashtown compete with each other. Six Flags AstroWorld competes with Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 200 miles from the park. In addition, the park competes with Six Flags Over Texas, the Company's park located in Arlington, Texas, approximately 250 miles from the park.

      Six Flags Darien Lake & Camping Resort

      Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 39th largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and 3.2 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 44, number 74 and number 80 DMAs in the United States, respectively.

      The Six Flags Darien Lake property consists of approximately 988 acres, including 144 acres for the theme park, 242 acres of campgrounds and 593 acres of agricultural, undeveloped and water areas. Six

--------
(3) Park rankings are based on 2000 attendance as published in Amusement Business, an industry trade publication.

Flags Darien Lake also has a 20,000 seat amphitheater. The Company has a long-term arrangement with a national concert promoter to lease and operate the amphitheater.

      Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by the Company. The campgrounds include 1180 developed campsites, including 395 recreational vehicles (RV's) available for daily and weekly rental. The campground is the fifth largest in the United States. In 2000, approximately 333,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

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

      Six Flags Elitch Gardens

      Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Mile High Stadium and the Pepsi Center Arena, and close to Coors Field. Six Flags Elitch Gardens is the 42nd largest theme park in North America. The park's primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population base of approximately 2.5 million people within 50 miles of the park and approximately 3.4 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

      Six Flags Fiesta Texas

      Six Flags Fiesta Texas, the 28th largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.8 million people within 50 miles and approximately 3.1 million people within 100 miles. The San Antonio market is the number 37 DMA in the United States.

      Six Flags Fiesta Texas' principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with two Company parks: Six Flags AstroWorld, located in Houston, Texas, and Six Flags Over Texas located in Arlington, Texas.

      Six Flags Great Adventure, Six Flags Hurricane Harbor and Six Flags Wild Safari Animal Park

      Six Flags Great Adventure, the 12th largest theme park in North America, the separately gated adjacent Six Flags Hurricane Harbor, the 12th largest water park in the United States, and Six Flags Wild Safari Animal Park are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 13.3 million people within 50 miles and approximately 26.2 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

      The Company owns a site of approximately 2,200 acres, of which approximately 125 acres are currently used for the theme park operations, approximately 45 acres are used for the water park and approximately 350 adjacent acres are used for the wildlife safari park. Over 1,600 acres are available for future development. The animal park is home to over 1,200 exotic animals representing more than 58 species, which can be seen over a four and one-half mile drive. Six Flags Great Adventure's principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown,

Pennsylvania, approximately 75 miles from the park. The water park competes with several other water parks in the market.

      Six Flags Great America

      Six Flags Great America, the 21st largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.3 million people within 50 miles and approximately
12.9 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 33 DMAs in the United States, respectively.

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

      Six Flags Kentucky Kingdom

      Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky. Of the 58 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company. Six Flags Kentucky Kingdom is the 49th largest theme park in North America. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.7 million people within 100 miles. The Louisville and Lexington markets are the number 48 and number 66 DMAs in the United States.

      Six Flags Kentucky Kingdom's only significant direct competitor is Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park.

      Six Flags Magic Mountain and Six Flags Hurricane Harbor

      Six Flags Magic Mountain, the 15th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor are located in Valencia, California, just 30 miles north of Los Angeles. The Los Angeles, California market provides the parks with a permanent resident population of approximately 9.7 million people within 50 miles and approximately 16.1 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

      The Company owns a site of approximately 260 acres with 160 acres used for the theme park, and approximately 12 acres used for the pirate-themed water park. Six Flags Magic Mountain's principal competitors include Disneyland in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott's Berry Farm in Buena Park, California, located approximately 50 miles from the park, Sea World of California in San Diego, California, located approximately 150 miles from the park and Legoland in Carlsbad, California, located approximately 120 miles away from the park. In 2001, Disney's California Adventure theme park opened up next to Disneyland approximately 60 miles from the park.

      Six Flags Hurricane Harbor's competitors include the new Soak City USA Waterpark and Raging Waters, each located approximately 50 miles from the water park.

      Six Flags Marine World

      Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 30th largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.5 million people within 50 miles and approximately 10.1 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 19 DMAs in the United States, respectively.

      The Company manages the operations of Six Flags Marine World under a management agreement, pursuant to which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In addition, the Company leases approximately 55 acres of land at the site on a long-term basis and at nominal rent, entitling the Company to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, the Company has the option to purchase the entire park beginning in February 2002.

      Six Flags Marine World is located on approximately 136 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks, birds and reptiles, tropical and cold water fish and marine invertebrates, all featured in a variety of exhibits and participatory attractions.

      Six Flags Marine World's principal competitors are Underwater World at Pier 39 in San Francisco, Great America in Santa Clara and Outer Bay at Monterey Bay Aquarium. These attractions are located approximately 30, 60 and 130 miles from Six Flags Marine World, respectively.

      The Company accounts for its interest in Six Flags Marine World under the equity method of accounting. See Note 4 to Notes to Consolidated Financial Statements.

      Six Flags New England

      Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston. Six Flags New England is the 31st largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles and 15.2 million people within 100 miles. Springfield, Providence, Hartford/New Haven and Boston are the number 105, number 50, number 27 and number 6 DMAs in the United States. Six Flags New England is comprised of approximately 230 acres, with 90 acres currently used for park operations, 12 acres for a picnic grove and approximately 128 undeveloped acres.

      Six Flags New England's only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, the Company's park located in Lake George, New York, approximately 150 miles from Six Flags New England.

      Six Flags Over Georgia and Six Flags White Water Atlanta

      Six Flags Over Georgia, the 25th largest theme park in North America is located on approximately 280 acres, 10 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of approximately 4.0 million people within 50 miles and approximately 6.7 million people within 100 miles. The Atlanta market is the number 10 DMA in the United States.

      In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park. Six Flags White Water Atlanta, which is the 10th largest water park in the United States, is located on approximately 69 acres. Approximately 12 acres remain undeveloped.

      Six Flags Over Georgia's primary competitors include Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Visionland in Birmingham, Alabama, located approximately 160 miles from the park, and Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park. Six Flags White Water's primary competitors include Sun Valley Beach, Atlanta Beach and Lake Lanier Islands. These competitors are located approximately 15, 40 and 45 miles away from the water park, respectively. The Georgia Limited Partner (as defined below) owns the theme park site of approximately 280 acres, including approximately 85 acres of undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the "Georgia Partnership").

      Partnership Structure. On March 18, 1997, Six Flags completed arrangements pursuant to which the Company will manage the Georgia park through 2026. Under the agreements governing the new arrangements, the Georgia park is owned (excluding real property) by the Georgia Partnership of which a Six Flags subsidiary is the managing general partner. In the second quarter of 1997, two subsidiaries of Six Flags made a tender offer for partnership interests ("LP Units") in the 99% limited partner of the Georgia Partnership (the "Georgia Limited Partner"), that valued the Georgia park at $250 million (the "Georgia Tender Offer Price"). Six Flags purchased approximately 25% of the LP Units in the 1997 tender offer at an aggregate price of $62.7 million.

      The key elements of the arrangements are as follows: (i) the Georgia Limited Partner (which is not affiliated with the Company except for the Company's ownership of certain LP Units) received minimum annual distributions (including rent) of $19.6 million in 2000, increasing each subsequent year in proportion to increases in the cost of living; (ii) thereafter, the Company will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 95% to the Company and 5% to the Georgia Limited Partner; (iii) on an annual basis, the Company will offer to purchase additional LP Units at a price based on a valuation for the park equal to the greater of $250.0 million or a value derived by multiplying the weighted-average four year EBITDA of the park and, to the extent positive, Six Flags White Water Atlanta, by 8.0; (iv) in 2027, the Company will have the option to acquire all remaining interests in the Georgia park at a price based on the Georgia Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026; and (v) the Company is required to make minimum capital expenditures at the Georgia park during rolling five-year periods, based generally on 6% of the park's revenues. The Company was not required to purchase a material number of LP Units in the 1998, 1999 and 2000 offers to purchase. Cash flow from operations at the Georgia park is used to satisfy these requirements first, before any funds are required from the Company. In addition, the Company is entitled to retain its proportionate share (based on its holdings of LP Units) of distributions made to the Georgia Limited Partner. In connection with its acquisition of the former Six Flags, the Company entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which the Company transferred to Time Warner (which has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units, and the Company received an assignment from Time Warner of all cash flow received on such LP Units and will otherwise control such entities, except in the event of a default by the Company of its obligations under these arrangements. After all such obligations have been satisfied, Time Warner is required to retransfer to the Company such record title for a nominal consideration. In addition, the Company issued preferred stock of the managing partner of the Georgia Partnership to Time Warner which, in the event of such a default, would permit Time Warner to obtain control of such entity.

      The Company accounts for its interests in the Georgia parks under the equity method of accounting. See Notes 2 and 4 to Notes to Consolidated Financial Statements.

      Six Flags Over Texas and Six Flags Hurricane Harbor

      Six Flags Over Texas, the 22nd largest theme park in North America, and the separately gated Six Flags Hurricane Harbor, the 6th largest water park in the United States, are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately
4.8 million people within 50 miles and approximately 5.9 million people within 100 miles. The Dallas/Fort Worth market is the number 7 DMA in the United States.

      The Texas Limited Partner (as defined below) owns a site of approximately 200 acres used for the theme park. Six Flags Over Texas' principal competitors include Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 285 miles from the park and Six Flags AstroWorld, approximately 250 miles from the park. The Company owns directly approximately 47 acres, of which approximately 17 acres are currently used for Hurricane Harbor and 30 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

      Partnership Structure. Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the "Texas Partnership"), a Texas limited partnership of which the 1% general partner is a wholly-owned subsidiary of Six Flags, and the 99% limited partner is Six Flags Fund II, Ltd., a Texas limited partnership (the "Texas Limited Partner") which is unaffiliated with the Company except that the Company owns certain limited partnership units in the Texas Limited Partner as described below. Six Flags Hurricane Harbor is 100% owned by the Company and is not included in these partnership arrangements.

      In December 1997, Six Flags completed arrangements pursuant to which the Company will manage Six Flags Over Texas through 2027. The key elements of the arrangements are as follows: (i) the Texas Limited Partner received minimum annual distribution (including rent) of $28.9 million in 2000, increasing each year thereafter in proportion to increases in the cost of living; (ii) thereafter, the Company will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6.0% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 92.5% to the Company and 7.5% to the Texas Limited Partner; (iii) in the first quarter of 1998, the Company made a tender offer for partnership units ("LP Units") in the Texas Limited Partner that valued the park at approximately $374.8 million (the "Texas Tender Offer Price"); (iv) commencing in 1999, and on an annual basis thereafter, Six Flags must offer to purchase LP Units at a price based on a valuation for the park equal to the greater of $374.8 million or a value derived by multiplying the weighted-average four year EBITDA of the park by 8.5; (v) in 2028 the Company will have the option to acquire all remaining interests in the park at a price based on the Texas Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027; and (vi) the Company is required to make minimum capital expenditures at the Texas park during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Texas park is used to satisfy these requirements first, before any funds are required from the Company. In addition, the Company is entitled to retain its proportionate share (based on its holdings of LP Units) of distributions made to the Texas Limited Partner. Pursuant to the tender offer and the 1999 and 2000 offers to purchase, the Company has purchased approximately 35% of the LP Units at an aggregate price of $132.8 million. In connection with the Subordinated Indemnity Agreement, the Company transferred to Time Warner (which has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units and the Company received an assignment from Time Warner of all cash flow received on such LP Units and will otherwise control such entities, except in the event of a default by the Company of its obligations under these arrangements. After all such obligations have been satisfied, Time Warner is required to retransfer to the Company such record title for a nominal consideration. In addition, the

Company issued preferred stock of the managing general partner of the Texas Partnership to Time Warner which, in the event of such a default, would permit Time Warner to obtain control of such entity.

      The Company accounts for its interests in Six Flags Over Texas under the equity method of accounting. See Notes 2 and 4 to Notes to Consolidated Financial Statements.

      Six Flags St. Louis

      Six Flags St. Louis, the 33rd largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.6 million people within 50 miles and approximately 3.8 million people within 100 miles. The St. Louis market is the number 22 DMA in the United States.

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

      Six Flags Worlds of Adventure

      Six Flags Worlds of Adventure, a combination theme, water and marine wildlife park, represents the consolidation of Six Flags of Ohio and the adjacent park formerly known as Sea World of Ohio. The park is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and approximately 7.1 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 15, number 99 and number 20 DMAs in the United States, respectively.

      Adjacent to Six Flags Worlds of Adventure are a 145 room hotel and a camping resort each owned and operated by the Company. The campgrounds include 300 developed campsites, including 24 recreational vehicles (RV's) available for daily and weekly rental. In 2000, approximately 73,550 people used the Six Flags Ohio hotel and campgrounds.

      The 690-acre property on which Six Flags Worlds of Adventure is situated includes a 50-acre spring-fed lake. The theme park and the water park presently occupy approximately 45 acres and the marine wildlife park is located on approximately 113 acres. There are approximately 110 acres of undeveloped land that have the potential for further development).

      Six Flags Worlds of Adventure's principal competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from the park. There are also three small water parks within a 50-mile radius of Six Flags Worlds of Adventure.

      Enchanted Village and Wild Waves

      Enchanted Village and Wild Waves is a water park and children's ride park located in Seattle, Washington. The facility is located on approximately 65 acres. The Seattle-Tacoma market provides the park with a permanent resident population of approximately 3.4 million people within 50 miles and approximately
4.3 million people within 100 miles. The Seattle-Tacoma is the number 12 DMA in the United States. The park is primarily a water park and currently lacks a full complement of rides and revenue outlets. As a result, the Company believes that there is an opportunity over the next several years to increase this park's revenue, attendance and cash flow, with relatively modest capital expenditures. The park does not have any significant direct competitors.

      Frontier City

      Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.5 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 45 and number 59 DMAs in the United States, respectively

      The Company owns a site of approximately 109 acres, with 55 acres currently used for park operations. Frontier City's only significant competitor is the Company's Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

      The Great Escape

      The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population base of approximately 880,000 people within 50 miles of the park and 2.8 million people within 100 miles. According to information released by local governmental agencies, approximately 9 million tourists visited the Lake George area in 2000. The Albany market is the number 56 DMA in the United States

      The Great Escape is located on a site of approximately 368 acres, with 143 acres currently used for park operations. Approximately 43 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Six Flags New England, the Company's park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

      Waterworld Parks

      The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento).

      Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park's primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population base of approximately 8.0 million people within 50 miles of the park and 10.5 million people within 100 miles. The San Francisco Bay market is the number 5 DMA in the United States.

      Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility's primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 2.8 million people within 50 miles of the park and 10.1 million people within 100 miles. The Sacramento market is the number

19 DMA in the United States.

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

      White Water Bay

      White Water Bay is a tropical themed water park situated on approximately 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park's primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 45 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.5 million people within 100 miles.

      Wyandot Lake

      Wyandot Lake is mainly a water park, but also offers traditional amusement park attractions with 15 "dry" rides, games, shows and a large catering facility. It is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and approximately
6.6 million people within 100 miles. The Columbus market is the number 34 DMA in the United States.

      The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 2002, but the Company expects to exercise its available options through 2008. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

      Wyandot Lake's direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

Description of International Parks

      Six Flags Belgium

      Six Flags Belgium (formerly know as Walibi-Wavre) is a combination theme park and year-round indoor water park - called Aqualibi - near Brussels. The park is being rebranded for the 2001 season with the introduction of the Looney Tunes and other Warner Bros. characters and an expansion of the park's rides and attractions. The park is located on 120 acres. The Company estimates that approximately 8.3 million people live within a 50 mile radius of the park and approximately 23.9 million people live within 100 miles. The park's primary competitors are Bobbejaanland in Belgium, Efteling in Holland and Parc Asterix in France. These parks are located approximately 70, 100 and 200 miles from Six Flags Belgium, respectively. The park also competes with the Company's Bellewaerde Park, approximately 100 miles from Six Flags Belgium.

      Six Flags Holland

      Six Flags Holland is a theme park located on 390 acres that features over 30 rides and numerous shows, games and food venues. The park was rebranded as a "Six Flags" park for the 2000 season in conjunction with a substantial capital expansion and the introduction of the Looney Tunes and other licensed characters. The park is located in the heart of the Netherlands, just west of Amsterdam. This market provides the park with a permanent resident population base of approximately 7.5 million people within a 50 mile radius of the park and approximately 28.6 million people within 100 miles. The park's primary competitor is Efteling in Holland, approximately 100 miles from the park.

      Six Flags Mexico

      In May 1999, the Company acquired Reino Aventura, the largest paid admission theme park in Mexico, which was rebranded as Six Flags Mexico for the 2000 season. The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which are leased on a long-term basis from the Federal District of Mexico. More than 22 million people live within 50 miles of Six Flags Mexico. Six Flags Mexico's principal competitors are Chapultepec and Divertido, both amusement parks located in Mexico City.

      Bellewaerde

      Bellewaerde is a combination animal and theme park in Ieper, Belgium. It lies in historic Flanders, the northern area of Belgium. The park is situated on 130 acres. The Company estimates that approximately 4.3 million people live within a 50 mile radius of the park and approximately 16.8 million people live within 100 miles. The park's primary competitors are Plopsaland and Bobbejaanland, each located in Belgium. These parks are located approximately 125 and 120 miles from Bellewaerde, respectively. The park also competes with Six Flags Belgium, approximately 100 miles from Bellewaerde.

      Walibi Aquitaine

      Walibi Aquitaine is a theme park located in Southwestern France between Bordeaux and Toulouse. The park is located on approximately 74 acres. Approximately 1.0 million people live within a 50 mile radius of the park and approximately 5.2 million people live within 100 miles. The park's nearest competitor is Futuroscope in Poitiers, France which is located 250 miles from Walibi Aquitaine.

      Walibi Rhone-Alpes

      Walibi Rhone-Alpes is a combination theme and water park located in eastern France in the heart of the Lyon-Geneva-Grenoble triangle. The park is located on approximately 86 acres. Approximately 3.9 million people live within a 50 mile radius of the park and approximately 10.5 million people live within 100 miles. The park's primary competitor is Parc Asterix in France which is located approximately 310 miles away.

      Walibi Schtroumpf

      Walibi Schtroumpf is a Smurf-themed park located near Metz in northeastern France. The park is located on approximately 375 acres. The park's main markets include parts of France, Belgium, Luxembourg and Germany. These markets provide the park with a permanent resident population base of approximately 2.2 million people within a 50 mile radius of the park and approximately 4.5 million people within 100 miles. The park's primary competitors are Europa Park in Germany and Parc Asterix in France. These parks are located approximately 150 and 220 miles from the park, respectively.

      Warner Bros. Movie World Germany

      In November 1999, the Company acquired Warner Bros. Movie World Germany, a "Hollywood" themed park located near Dusseldorf, Germany. The park is located on approximately 148 acres of land, most of which is leased on a long-term basis with the balance owned. Approximately 15.0 million people live within 50 miles of the park and 35.2 million people within 100 miles. The park's primary competitors are Phantasialand Park, located approximately 75 miles from the park, and Efteling, located approximately 110 miles from the park.

      Warner Bros. Movie World Madrid (Under Construction)

      The Company is managing the development of a new park to be known as Warner Bros. Movie World Madrid, near Madrid, Spain. The park, which is scheduled to open in the spring of 2002, will be located on approximately 150 acres with ample room for expansion.

      The park's primary market includes the metropolitan Madrid area. This market provides the park with a permanent resident population base of approximately 5 million people within a 50 mile radius of the park and approximately 10 million people within 100 miles. In addition, nearly 10 million people visit Madrid annually and thus will become part of the market potential of this park. The park's primary competitors are Parque de Atracciones in Madrid and Terra Mitica in Valencia. These parks are located approximately 20 and 230 miles from the park, respectively.

      The Company is paid a development fee from the owner and will manage the park on a long-term basis following its opening. The Company also holds a minority interest in the park's ownership.

      For additional financial and other information concerning the Company's international operations, see Note 13 to Notes to Consolidated Financial Statements.

Pending Acquisition

      La Ronde

      The Company has entered into a letter of intent to acquire substantially all of the assets of La Ronde, a theme park located in the City of Montreal for Can. $30.0 million (approximately US $20.0 million using the December 31, 2000 exchange rate). Under this arrangement, the Company has agreed to invest in the park Can. $90.0 million (approximately US $60.0 million using that exchange rate) over four seasons, commencing in 2002. The park is located on the 146 acre site of the 1967 Montreal Worlds Fair. The Company will lease the land on which the park is located on a long-term basis. Montreal has a metropolitan population of approximately 3.3 million, with approximately 4.1 million people living within 50 miles, is a major tourist destination. There can be no assurance that this acquisition will be completed.

Marketing and Promotion

      The Company attracts visitors through locally oriented multimedia marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. Marketing programs are supervised by the Company's Senior Vice President for Marketing, with the assistance of the Company's senior management and in-house marketing staff, as well as its national advertising agency.

      The Company also develops partnership relationships with well-known national and regional consumer goods companies and retailers to supplement its advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. The Company has also arranged for popular local radio and television programs to be filmed or broadcast live from its parks.

      Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance. Each park has a group sales manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

      The Company has also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks.

      A significant portion of the Company's attendance is attributable to the sale of discount admission tickets. The Company offers discounts on multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, since such expenses are relatively fixed during the operating season.

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

Licenses

      Six Flags has the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC comics animated characters throughout the world except for Asia, Australia, Africa and the Las Vegas metropolitan area. In addition, the Cartoon Network and Hanna-Barbera characters are available for use by the Company at theme parks throughout Europe and Latin and South America. The Company believes that the use of the Warner Bros. characters adds a new dimension of family entertainment, helps drive attendance, lengthens visitors' stay in the parks and increases in-park spending. The Company believes the licensed characters are well known in Six Flags' non-U.S. markets.

Park Operations

      The Company currently operates in geographically diverse markets in the United States, Europe and Mexico. Each of the Company's parks is operated to the extent practicable as a separate operating division of the Company in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of the Company's three regional Executive Vice Presidents (each of whom reports to the Chief Operating Officer) and is responsible for all operations and management of the individual park. The Company also has an Executive Vice President responsible for retail and in-park spending at all of its parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

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

      The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the Company's parks are open during weekends prior to and following their daily seasons, including as a site for theme events (such as Hallowscream, Fright Fest and Oktoberfest). Certain of the parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

Capital Improvements

      The Company regularly makes capital investments in the addition of new rides and attractions at its parks. The Company purchases both new and used rides. In addition, the Company rotates rides among its parks to provide fresh attractions. The Company believes that the introduction of new rides is an important factor in promoting the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, the Company generally adds theming to acquired parks and enhances the theming and landscaping of its existing parks in order to provide a complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides are expensed as incurred and therefore are not included in capital expenditures.

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

Maintenance and Inspection

      The Company's rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks as well as regular maintenance and are made through both visual inspection of the ride and test operation. Senior management of the Company and the individual parks evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. At March 1, 2001, the Company had approximately 1,300 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

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

Seasonality

      The operations of the Company are highly seasonal, with more than 90% of park attendance in 2000 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are earned in the second and third quarters of each year.

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

Employees

      At March 1, 2001, the Company employed 3,081 full-time employees, and the Company employed over 40,000 seasonal employees during the 2000 operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

      Approximately 7.9% of the Company's full-time and approximately 5.7% of its seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2003 (Six Flags Over Texas), December 2003 (Six Flags Over Georgia), December 2002 (Six Flags Great Adventure), and January 2003 (Six Flags St. Louis). The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

                                      Age as of
Name                                March 1, 2001     Position
----                                -------------     --------
Kieran E. Burke                         (43)          Director,  Chairman of the Board and Chief Executive  Officer
                                                      since  June 1994;  Director,  President  and Chief  Executive
                                                      Officer from October 1989 through June 1994.

Gary Story                              (45)          Director,  President and Chief  Operating  Officer since June
                                                      1994;  Executive Vice President and Chief  Operating  Officer
                                                      from February  1992 through June 1994;  prior to such period, general  manager  of  Frontier  City theme park for more than five years.

James F. Dannhauser                     (48)          Chief  Financial  Officer  since  October 1,  1995;  Director since October 1992; prior to June 1996,  Managing Director of
                                                      Lepercq  de  Neuflize & Co.  Incorporated  for more than five years.

Hue W. Eichelberger                     (42)          Executive  Vice  President  since  February 1, 1997;  General
                                                      Manager  of Six  Flags  America  from May 1992 to 1998;  Park
                                                      Manager of White Water Bay from February 1991 to May 1992.

John E. Bement                          (48)          Executive Vice President  since May 1998;  General Manager of
                                                      Six Flags Over Georgia from January 1993 to May 1998.

Daniel P. Aylward                       (48)          Executive Vice President since June 1998;  General Manager of
                                                      Six Flags  Marine  World  from  February  1997 to June  1998;
                                                      President and General  Manager of Silverwood  Theme Park from
                                                      January 1995 to February 1997;  General Manager of Old Tucson
                                                      Studios for six years prior thereto.

Thomas Iven                             (42)          Executive  Vice  President  since  November,   2000;  General
                                                      Manager of Six Flags St. Louis since  August  1998;  Regional
                                                      Director of Retail  Operations  of the Six Flags Texas region
                                                      from  1996  to  August   1998;   Vice   President  of  Retail
                                                      Operations at Six Flags Over Texas from 1992 to 1996.

Brian Jenkins                           (39)          Senior Vice  President  of Finance  since April,  2000;  Vice
                                                      President  of  Finance   since  April  1998;   Regional  Vice
                                                      President  of  Finance  for the former Six Flags from 1996 to
                                                      1998;  Served in various  financial  positions  with FoxMeyer
                                                      Health  Corporation  from 1990 to 1996 most  recently as Vice
                                                      President of Business Development and Corporate Planning.

                                      Age as of
Name                                March 1, 2001     Position
----                                -------------     --------
Sherrie Bang                            (45)          Senior  Vice  President  of  Marketing  since  January  2000;
                                                      Regional  Vice  President  of  Marketing  from  May  1998  to
                                                      January 2000;  Vice President of Marketing of Six Flags Magic
                                                      Mountain and Hurricane Harbor from July 1989 to May 1998.

Richard A. Kipf                         (66)          Secretary/Treasurer  since 1975;  Vice  President  since June
                                                      1994.

James M. Coughlin                       (49)          General Counsel since May 1998;  partner,  Baer Marks & Upham
                                                      LLP from 1991 to 1998.

      Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of stockholders to be held in June 2001.

ITEM 2. PROPERTIES

Set forth below is a brief description of the Company's material real estate at March 1, 2001:

Six Flags America, Largo, Maryland -- 515 acres (fee ownership)
Six Flags AstroWorld, Houston, Texas -- 85 acres (fee ownership)
Six Flags Belgium, Brussels, Belgium -- 120 acres (fee ownership)
Six Flags Darien Lake, Darien Center, New York -- 988 acres (fee ownership)
Six Flags Elitch Gardens, Denver, Colorado -- 67 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas -- 206 acres (fee ownership)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey -
  2,200 acres (fee ownership)
Six Flags Great America, Gurnee, Illinois -- 440 acres (fee ownership)
Six Flags Holland, Biddinghuizen, The Netherlands -- 390 acres (fee ownership and leasehold interest) (1)
Six Flags Hurricane Harbor, Arlington, Texas -- 47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California -- 12 acres (fee ownership)
Six Flags Kentucky Kingdom, Louisville, Kentucky -- 58 acres (fee ownership and leasehold interest) (2)
Six Flags Magic Mountain, Valencia, California -- 260 acres (fee ownership)
Six Flags Marine World, Vallejo, California -- 136 acres (long-term leasehold interest at nominal rent)
Six Flags Mexico, Mexico City, Mexico - 107 acres (leasehold interest) (3)
Six Flags New England, Agawam, Massachusetts -- 230 acres (substantially all fee ownership)
Six Flags Over Georgia, Atlanta, Georgia -- 280 acres (leasehold interest) (4) Six Flags Over Texas, Arlington, Texas -- 200 acres (leasehold interest) (4)
Six Flags St. Louis, Eureka, Missouri -- 497 acres (fee ownership)
Six Flags WaterWorld, Houston, Texas -- 14 acres (fee ownership)
Six Flags White Water Atlanta, Marietta, Georgia - 69 acres (fee ownership) (5) Six Flags Worlds of Adventure, Aurora, Ohio -- 690 acres (fee ownership) Bellewaerde, Ieper, Belgium -- 130 acres (fee ownership)
Enchanted Village, Seattle, Washington -- 65 acres (leasehold interest) (6) Frontier City, Oklahoma City, Oklahoma -- 109 acres (fee ownership)
The Great Escape, Lake George, New York -- 368 acres (fee ownership)
Splashtown, Spring, Texas - 60 acres (fee ownership)
Walibi Aquitaine, Roquefort, France -- 74 acres (fee ownership)
Walibi Rhone-Alpes, Les Avenieres, France -- 86 acres (fee ownership)
Walibi Schtroumpf, Metz, France -- 375 acres (fee ownership)
Warner Bros. Movie World Germany, Bottrop, Germany - 148 acres (fee ownership and leasehold interest) (7)
Waterworld/Concord, Concord, California -- 21 acres (leasehold interest) (8) Waterworld/Sacramento, Sacramento, California -- 14 acres (leasehold interest) (9)
White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership)
Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest) (10)

----------------------------
(1) A substantial portion of the land is leased from a governmental agency with a term expiring in 2018. An undeveloped portion of the land is also leased on a year-to-year basis. The balance is owned.
(2) Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company.
(3) The site is leased from the Federal District of Mexico City. The lease expires in 2017.
(4) Lessor is the limited partner of the partnership that owns the park. The leases expire in 2027 and 2028, respectively, at which time the Company has the option to acquire all of the interests in the respective lessor not previously acquired.
(5)   Owned by the partnership that operates Six Flags Over Georgia.
(6) The site is leased from the prior owner. The base term of the lease expires in 2003 and the Company has renewal options covering an additional 46 years.
(7) Approximately 7% of the site is owned. The balance is leased from multiple landlords with lease terms in most cases ranging between 60 and 99 years.
(8) The site is leased from the City of Concord. The lease expires in 2025 and the Company has five five-year renewal options.
(9) The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by the Company for an additional ten-year term.
(10) The site is subleased from the Columbus Zoo. The lease expires in 2002 and the Company has two renewal options with an aggregate 8 year term. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

      The Company has granted to its lenders under its $1.2 billion credit agreement a mortgage on substantially all of its United States properties.

      In addition to the foregoing, at March 1, 2001, the Company owned certain undeveloped land in Indiana and indirectly owned real estate interests through its non-controlling general partnership interest in 229 East 79th Street Associates L.P., a limited partnership that converted to cooperative ownership a New York City apartment building. In addition, the Company leases office space and a limited number of rides and attractions at its parks. See Note 12 to Notes to Consolidated Financial Statements.

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

      In December 1998, a final judgment of $197.3 million in compensatory damages was entered against Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and the Company has been advised that TWE is considering an appeal to the U.S. Supreme Court of the punitive damages judgment. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al. v. Time Warner Entertainment Company, L.P. et al. based on, among other things, certain disputed partnership affairs prior to the Company's acquisition of Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty.

      The sellers in the Six Flags acquisition, including Time Warner, have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

      On March 21, 1999, a raft capsized in the river rapids ride at Six Flags Over Texas, resulting in one fatality and injuries to ten others. As a result of the fatality, a case entitled Jerry L. Cartwright, et al. vs. Premier Parks Inc. d/b/a Six Flags Over Texas, Inc. was commenced in Tarrant County, Texas seeking unspecified damages. The Park is covered by Six Flags' multi-layered general liability policy that provides excess liability coverage of up to $100.0 million per occurrence, with no self-insured retention. The Company does not believe that this incident or the resulting lawsuit will have a material adverse effect on the Company's consolidated financial position, operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's Common Stock has been listed on the New York Stock Exchange (the "NYSE") since December 22, 1997 under the symbol "PKS." Between May 30, 1996 and December 19, 1997, the Company's Common Stock was traded on the Nasdaq National Market and quoted under the symbol "PARK." Set forth below are the high and low sales prices for the Common Stock as reported by the NYSE since January 1, 1999.

         Year                  Quarter                    High           Low
         ----                  -------                    ----           ---

         2001               First (through               22.49          16.38
                            March 28, 2001)

         2000                   Fourth                  17 3/16         14 3/16
                                Third                     24            13 1/2
                                Second                  28 1/8            20
                                First                   28 5/16         19 1/2

         1999                   Fourth                  30 7/16         24 1/2
                                Third                   40              28 7/16
                                Second                  40 1/4          33 3/4
                                First                   37 1/4          28 1/2

      As of March 1, 2001, there were 780 holders of record of the Company's Common Stock. The Company paid no cash dividends on its Common Stock during the three years ended December 31, 2000. The Company does not anticipate paying any cash dividends on its Common Stock during the foreseeable future. The indentures relating to Six Flags, Inc.'s 9 1/2% Senior Notes Due 2009, 9 1/4% Senior Notes Due 2006, 10% Senior Discount Notes Due 2008 and 9 3/4% Senior Notes due 2007 (the "Senior Notes") limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

      In the fourth quarter of 1996, the Company acquired four parks. In February and November 1997, respectively, the Company acquired Six Flags New England (formerly Riverside Park) and Six Flags Kentucky Kingdom (formerly Kentucky Kingdom). In 1998, the Company acquired Six Flags and substantially all of the capital stock of Walibi. In May 1999, the Company acquired Six Flags Mexico (formerly Reino Aventura) and two water parks, one of which is owned by a Partnership Park and not consolidated. In November 1999, the Company acquired Warner Bros. Movie World Germany, the operating season of which ended prior to the acquisition. In December 2000, the Company acquired Enchanted Village. In each case the operations of acquired parks are reflected only for the periods subsequent to their respective acquisition dates. See Note 2 to Notes Consolidated Financial Statements.

                                                                (In thousands, except per share data)
                                                                 -----------------------------------
                                                       2000          1999           1998          1997         1996
                                                       ----          ----           ----          ----         ----
Revenue........................................    $1,006,981      $926,984       $792,703      $193,904      $93,447
Depreciation and amortization..................       179,989       154,264        109,841        19,792        8,533
Equity in operations of theme
   park partnerships...........................        11,833        26,180         24,054            --           --
Interest expense, net..........................       224,767       169,441        115,849        17,775       11,121
Income tax expense ............................         5,622        24,460         40,716         9,615        1,497
Income (loss) before extraordinary loss........       (51,959)      (19,230)        35,628        14,099(1)     1,765
Extraordinary loss, net of tax effect..........            --       (11,296)          (788)           --           --
Net income (loss)..............................       (51,959)      (30,526)        34,840        14,099(1)     1,765
Net loss - pro forma ..........................           N/A           N/A        (51,160)          N/A          N/A
Net income (loss) applicable to
  common stock...................................     (75,247)      (53,814)        17,374        14,099(1)     1,162
Per Share:
   Income (loss) before extraordinary loss:
     Basic.....................................          (.96)         (.55)           .27           .39          .07
     Diluted...................................          (.96)         (.55)           .26           .38          .06
     Pro forma(2)..............................           N/A           N/A           (.98)          N/A          N/A
   Extraordinary loss, net of tax effect:
     Basic.....................................            --          (.14)          (.01)           --           --
     Diluted...................................            --          (.14)          (.01)           --           --
     Pro forma(2)..............................           N/A           N/A           (.01)          N/A          N/A
   Income (loss):
     Basic.....................................          (.96)         (.69)           .26           .39          .07
     Diluted...................................          (.96)         (.69)           .25           .38          .06
     Pro forma(2)..............................           N/A           N/A           (.99)          N/A          N/A
   Cash Dividends -- Common Stock..............            --            --             --            --           --
Net cash provided by operating activities......       176,161       197,349        119,010        47,150       11,331
Net cash used in investing activities..........      (337,063)     (506,178)    (1,664,883)     (217,070)    (155,149)
Net cash provided by financing activities......        66,949        49,488      1,861,098       250,165      119,074
Total assets...................................     4,191,339     4,161,572      4,052,465       611,321      304,803
Long-term debt(3)..............................     2,322,313     2,204,988      2,064,189       217,026      150,834
EBITDA(4)......................................       369,289       319,031        235,240        54,101       22,994
Adjusted EBITDA(5).............................       402,496       363,219        258,943           N/A          N/A

------------------------
(1) Included in determining net income for 1997 is an $8.4 million ($5.1 million after tax effect) termination fee, net of expenses.
(2) Includes results of operations of the former Six Flags and Walibi as if the acquisitions and associated financings had occurred on January 1, 1998.
(3) Includes current portion. Also includes at December 31, 1998 $182.9 million of certain zero coupon notes due December 1999, which had been defeased for covenant purposes and which have since been retired. Excluding defeased notes, long-term debt was $1,877.8 million at December 31, 1998. Does not give effect at December 31, 2000 to the 2001 equity and debt offerings. See "Business - General -- Recent Financings."
(4) EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and other expenses, including minority interest and gain or loss on sale of assets. The Company has included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements. For 1998 only, EBITDA is shown on a pro forma basis as if the former Six Flags and Walibi had been acquired on January 1, 1998.
(5) Adjusted EBITDA is defined as EBITDA of the Company plus the Company's share (based on its ownership interests) of the EBITDA of the Partnership Parks, determined on a pro forma basis for 1998 only as if the former Six Flags, Walibi and the Company's interests in the Partnership Parks had been acquired on January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's revenue is derived from the sale of tickets for entrance to its parks (approximately 54.1%, 54.0%, and 53.4% in 2000, 1999 and 1998,
respectively) and the sale of food, merchandise, games and attractions inside its parks, as well as sponsorship and other income (approximately 45.9%, 46.0% and 46.6%, in 2000, 1999 and 1998, respectively). The Company's principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

      Results of operations for 2000 include the results of Enchanted Village and Wild Waves only from its acquisition in December 2000. Historical results of operations for 1999 include the results of operations of Six Flags Mexico, White Water Atlanta and Splashtown from the dates of their respective acquisitions in May 1999 and include the results of operations of Warner Bros. Movie World Germany from its acquisition in November 1999 (following its 1999 operating season). Results of Walibi and the former Six Flags are included in 1998 results only from the dates of their respective acquisitions (March 26, 1998, in the case of Walibi, and April 1, 1998, in the case of the former Six Flags).

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

Results of Operations

Years Ended December 31, 2000 and 1999

      Revenue. Revenue in 2000 totaled $1,007.0 million compared to $927.0 million for 1999, representing an 8.6% increase. The increase over the prior year was primarily due to increased per capita spending at the Company's domestic parks and the inclusion for the entire 2000 year of the revenues of Movie World Germany acquired in November 1999. The Company believes that revenues in 2000 were adversely affected by unusually difficult weather, particularly in June and July, in a large number of its major markets. Reported revenues from the Company's European parks as translated into U.S. dollars were adversely impacted by a decline in European currencies during the 2000. Revenue growth in 2000 would have been approximately $20.0 million higher had European currency exchange rates remained at 1999 levels.

      Operating expenses. Operating expenses for 2000 increased $22.3 million compared to actual expenses for 1999 but decreased $14.0 million from the prior year on a same park basis (including the pre-acquisition results for 1999 of the parks acquired in that year). The 6.3% increase in actual expenses is exclusively attributable to the inclusion for the entire year ended December 31, 2000 of two consolidated parks acquired in May 1999 and one acquired in November 1999 (the "Acquired Parks"). If the full year results of the Acquired Parks were included in both periods, as a percentage of revenues operating expenses would have been 37.4% in 2000 and 39.5% in 1999.

      Selling, General and Administrative; noncash compensation. Selling, general and administrative expenses (excluding noncash compensation) for 2000 increased $2.5 million compared to expenses for 1999 but decreased $12.6 million from the prior year on a same park basis. As a percentage of revenue (including the Acquired Parks for both years), selling, general and administrative expenses (excluding noncash compensation) would have been 16.5% in 2000 and 18.1% in 1999. Noncash compensation was essentially level in both years.

      Costs of Products Sold. Costs of products sold in 2000 increased $5.0 million compared to 1999 actual but decreased $3.8 million on a same park basis. As a percentage of theme park food, merchandise and other revenues, including the Acquired Parks in both years, costs of products sold would have been 20.7% in 2000 compared to 21.8% in 1999.

      Depreciation and amortization expense; interest expense, net; other income (expense). Depreciation and amortization expense for 2000 increased $25.7 million compared to 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program at the previously owned parks and from the additional expense associated with the Acquired Parks. Exclusive of the Acquired Parks, 2000 depreciation and amortization expense increased $14.8 million compared to 1999. Interest expense, net increased $55.3 million compared to the 1999 level. The increase resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent balances during 2000. The $6.6 million increase in other expense in 2000 was related to the removal and disposal of rides, buildings and other assets at two parks that were substantially improved and rebranded as "Six Flags" theme parks.

      Equity in operations of theme parks. Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas and Six Flags Over Georgia (including Six Flags White Water Atlanta), the lease of Six Flags Marine World and the management of all four parks. The Company's ownership interests in Six Flags Over Texas (35% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership) commenced on April 1, 1998, the date of the acquisition of the former Six Flags. The Company became entitled to a share of the cash flows from the lease and management of Six Flags Marine World in 1998. Its interests in Six Flags White Water Atlanta commenced with its acquisition in May 1999. The $14.3 million decrease in 2000 in the equity in operations of theme park partnerships compared to 1999 was attributable to weakened performance at certain Partnership Parks in 2000 and the absence in the 1999 results of Six Flags White Water Atlanta's pre-acquisition off-season operating expenses for the first four months of that year. See Notes 2 and 4 to Notes to Consolidated Financial Statements.

      Income tax expense. Income tax expense was $5.6 million for 2000 compared to a $24.5 million expense for 1999. The Company's effective tax rate is adversely affected from permanent differences associated with goodwill amortization for financial purposes and the lesser amount of amortization that is deductible for tax purposes and from nondeductible compensation expense associated with conditional stock options and restricted stock grants.

      At December 31, 2000, the Company estimates that it had approximately $751.5 million of net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the Company and its subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Although no assurance can be given as to the timing or amount of the availability of such NOLs to the Company and its subsidiaries, the Company anticipates that it is more likely than not that the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

      Net Loss. Net loss applicable to common stock reflects as a charge the preferred stock dividends on the Company's Premium Income Equity Securities ("PIES"). The PIES accrue cumulative dividends at 7 1/2% per annum (1.875% per quarter), which approximates an annual dividend requirement of $23.3 million (approximately $5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company. During 2000 and 1999, the Company elected to pay the dividend in cash. On April 2, 2001, each PIES automatically converts into two shares of the Company's common stock.

Years Ended December 31, 1999 and 1998

      The table below sets forth certain historical financial information with respect to the Company for the years ended December 31, 1999 and 1998 and with respect to the former Six Flags and Walibi for the three months ended March 31, 1998 (representing the pre-acquisition portion of the 1998 year).

                                                                     Year Ended December 31, 1998
                                                  -------------------------------------------------------------------
                                                                Historical   Historical
                                                                Six Flags    Walibi for
                                                                for Period    Period
                                   Year Ended                   Prior to     Prior to        Pro
                                  December 31,    Historical     April 1,    March 26,      Forma          Company
                                      1999         Six Flags     1998(1)      1998(2)     Adjustments     Pro Forma
                                  --------------  ------------  ----------  -----------  ------------   -------------
                                                                    (In thousands)
Revenue:
   Theme park admissions....... $     500,417   $   423,461   $  15,047   $      883   $       --     $    439,391
   Theme park food,
     merchandise and other.....       426,567       369,242       7,792          624           --          377,658
                                  --------------  ------------  ----------  -----------  ------------   -------------
     Total revenue.............       926,984       792,703      22,839        1,507           --          817,049
                                  --------------  ------------  ----------  -----------  ------------   -------------

Operating costs and expenses:
   Operating expenses..........       353,728       297,266      45,679        4,626           --          347,571
   Selling, general and
     administrative............       163,526       126,985      19,278        3,407           --          149,670
   Noncash compensation........        12,725         6,362          --           --           --            6,362
   Costs of products sold......        90,699        82,127       2,193          248           --           84,568
   Depreciation and
     amortization..............       154,264       109,841      17,629        3,214        6,440(3)       137,124
                                  --------------  ------------  ----------  -----------  ------------   -------------
   Total operating costs
     and expenses..............       774,942       622,581      84,779       11,495        6,440          725,295
                                  --------------  ------------  ----------  -----------  ------------   -------------
     Income (loss) from
     operations................       152,042       170,122     (61,940)      (9,988)      (6,440)          91,754
                                  --------------  ------------  ----------  -----------  ------------   -------------
Other income (expense):
   Interest expense, net ......      (169,441)     (115,849)    (22,508)        (889)     (16,655)(4)     (155,901)
   Equity in operations
     of theme park partnerships        26,180        24,054          --            --     (13,162)(5)       10,892
   Other income (expense),
     including minority interest       (3,551)       (1,983)         --           (1)          --           (1,984)
                                  --------------  ------------  ----------  -----------  ------------   -------------
   Total other income (expense)      (146,812)      (93,778)    (22,508)        (890)     (29,817)        (146,993)
Income (loss) before income
  Taxes and extraordinary loss.         5,230        76,344     (84,448)     (10,878)     (36,257)         (55,239)
Income tax expense (benefit)...        24,460        40,716          --       (4,786)     (40,009)(6)       (4,079)
                                  --------------  ------------  ----------  -----------  ------------   -------------
Income (loss) before
   extraordinary loss.......... $     (19,230)  $    35,628   $ (84,448)  $   (6,092)  $    3,752     $    (51,160)
                                  ==============  ============  ==========  ===========  ============   =============
EBITDA(7)...................... $     319,031   $   286,325   $ (44,311)  $   (6,774)  $       --     $    235,240
                                  ==============  ============  ==========  ===========  ============   =============
Adjusted EBITDA(8)............. $     363,219   $   321,733   $ (44,311)  $   (6,774)  $  (11,705)(9) $    258,943
                                  ==============  ============  ==========  ===========  ============   =============

----------------

(1) Includes results of the former Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to eliminate (i) results of the Partnership Parks and (ii) the expense associated with certain one-time option payments resulting from the purchase.

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date. At that time, Walibi owned six of the Company's international parks.

(3) Includes adjustments to eliminate the historical depreciation and amortization for the former Six Flags and Walibi and the inclusion of estimated pro forma depreciation and amortization for the three months ended March 31, 1998.

(4) Includes adjustments to reflect additional interest expense associated with the indebtedness incurred to finance the Six Flags acquisition net of
      (a) the elimination of the historical interest expense associated with the Company and Six Flags credit facilities outstanding prior to April 1, 1998 and the long term debt of Walibi and (b) the amortization of the fair market value adjustments on certain then outstanding Six Flags indebtedness recorded in connection with the acquisition of Six Flags. Issuance costs associated with the borrowings are being amortized over their respective periods.

(5) Includes adjustments to reflect the Company's share of the operations of the Partnership Parks using the equity method of accounting.

(6) Includes adjustments to reflect the application of income taxes to the pro forma adjustments and to the pre-acquisition operations of Six Flags and Walibi, after consideration of permanent differences, at a rate of 38%.

(7) EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and other expenses, including minority interest. The Company has included information concerning EBITDA because it is a component of the Company's debt covenant ratios and is also used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by GAAP and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements.

(8) Adjusted EBITDA is defined as EBITDA of the Company plus the Company's share (based on its ownership interests) of the EBITDA of the Partnership Parks.

----------------------

      Revenue. Revenue in 1999 totaled $927.0 million ($903.2 million without giving effect to the three Acquired Parks), compared to $792.7 million (actual) and $817.0 million (pro forma) for 1998. The $86.2 million (10.6%) increase in 1999 revenue (excluding the Acquired Parks) compared to pro forma revenue for 1998 resulted primarily from an aggregate same park attendance increase of 3.8 million (12.9%) resulting in increased admission and in-park revenues.

      Operating expenses. Operating expenses for 1999 increased $56.5 million ($46.4 million excluding the Acquired Parks) compared to actual expenses for 1998 and increased $6.2 million (but decreased $3.9 million excluding the Acquired Parks) compared to pro forma expenses for 1998. The decrease (excluding the Acquired Parks) compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, these expenses were 38.0% and 42.5% respectively.

      Selling, General and Administrative; noncash compensation. Selling, general and administrative expenses (excluding noncash compensation) for 1999 increased $36.5 million and $13.9 million, respectively, compared to the actual and pro forma expenses for 1998. Selling, general and administrative expenses for the Acquired Parks were $4.1 million for 1999. Advertising expenditures for 1999 increased by $23.3 million over the pro forma expense for 1998 reflecting a return to historical advertising levels of expenditures at the Six Flags parks and additional expenditures in support of the 1999 transition of four parks to the Six Flags brand. Remaining selling, general and administrative expenses in 1999 decreased by $13.5 million compared to 1998 pro forma levels primarily as a result of reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition, as well as certain other savings, including insurance. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, selling, general and administrative expenses (excluding noncash compensation) were 17.7% and 18.3% respectively. Noncash compensation increased by $6.4 million related to the issuance of restricted stock and conditional employee stock options during 1998.

      Costs of Products Sold. Costs of products sold in 1999 increased $8.6 million ($6.2 million excluding the Acquired Parks) and $6.1 million ($3.8 million excluding the Acquired Parks), respectively, compared to actual and pro forma expenses for 1998. As a percentage of theme park food, merchandise and other revenues, cost of products sold were 21.3% in 1999 (21.2% excluding the Acquired Parks) compared to 22.4% pro forma in 1998.

      Depreciation and amortization expense; interest expense, net. Depreciation and amortization expense for 1999 increased $44.4 million and $17.1 million, respectively, compared to the actual and pro forma amounts for 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program at the previously owned parks and from the additional improvements associated with the Acquired Parks. Interest expense, net increased $53.6 million compared to the actual interest expense, net for 1998 and increased $13.5 million compared to the pro forma interest expense, net for that year. The increase compared to pro forma interest expense, net for 1998 resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent balances during 1999.

      Equity in operations of theme parks. Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas and Six Flags Over Georgia (including Six Flags White Water Atlanta), the lease of Six Flags Marine World and the management of all four parks. The Company's ownership interests in Six Flags Over Texas (34% effective Company ownership) and Six Flags Over Georgia (25% effective Company ownership) commenced on April 1, 1998, the date of the Six Flags acquisition. The Company became entitled to a share of the cash flows from the lease and management of Six Flags Marine World in 1998. Its interests in Six Flags White Water Atlanta commenced with its acquisition in May 1999. The $15.3 million increase in the equity in operations of theme park partnerships compared to the pro forma level for 1998 was attributable to improved performance at the Partnership Parks and the inclusion of the results of White Water Atlanta. See Notes 2 and 4 to Notes to Consolidated Financial Statements.

      Income tax expense. Income tax expense was $24.5 million for 1999 compared to a $40.7 million expense and a $4.1 million benefit for the actual and pro forma results, respectively, for 1998. The effective tax rate was adversely effected from permanent differences associated with goodwill amortization for financial purposes and the lesser amount of amortization that is deductible for tax purposes and from non deductible compensation expense associated with conditional stock options and restricted stock grants.

      Net Loss. Net loss applicable to common stock reflects as a charge the preferred stock dividends accrued on the Company's PIES. The PIES, which were issued in April 1998, accrue cumulative dividends at 7 1/2% per annum (1.875% per quarter), which approximates an annual dividend requirement of $23.3 million (approximately $5.8 million per quarter). The dividend is payable in cash or shares of Common Stock at the option of the Company. During 1999 and 1998, the Company has elected to pay the dividend in cash.

Liquidity, Capital Commitments and Resources

      At December 31, 2000, the Company's total debt aggregated $2,322.3 million, of which approximately $99.7 million was scheduled to mature prior to December 31, 2001. After giving effect to the January 2001 debt and equity offerings and the use of proceeds therefrom, total debt at December 31, 2000 would have been $2,259.6 million of which $2.4 million matures prior to December 31, 2001. Based on interest rates at December 31, 2000 for floating rate debt and after giving effect to such transactions and the interest rate swaps described below, annual cash interest payments for 2001 on the total debt at December 31, 2000 will aggregate approximately $149.0 million, excluding $12.8 million which has been deposited in a dedicated escrow account and classified as a restricted-use investment and excluding cash interest paid in 2001 on indebtedness repaid in the 2001 financings. In addition, annual dividend payments on the PIERS issued in January 2001 are $20.8 million, payable at the Company's option in cash or shares of Common Stock. The final dividend payment on the PIES on April 2, 2001 will be paid in Common Stock in connection with the mandatory conversion of the PIES on that date. See Notes 6 and 9 to Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the year ended December 31, 2000, net cash provided by operating activities was $176.2 million. Net cash used in investing activities in 2000 totaled $337.1 million, consisting primarily of capital expenditures for the 2000 and 2001 seasons. Net cash provided by financing activities in 2000 was $66.9 million, representing primarily the net borrowings under the Company's senior credit facility, offset in part by cash dividends on the PIES.

      As more fully described in "Business -- Six Flags Over Georgia and Six Flags White Water Atlanta" and "-- Six Flags Over Texas and Six Flags Hurricane Harbor" and in Note 2 to Notes to Consolidated Financial Statements, in connection with the Six Flags acquisition, the Company guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. Among such obligations are (i) minimum distributions (including rent) of approximately $50.2 million in 2001 to partners in these two Partnerships Parks (of which the Company will be entitled to receive approximately $15.4 million based on its present ownership interests) and (ii) up to approximately $99.0 million of limited partnership unit purchase obligations for 2001 with respect to both parks. The Company plans to make approximately $29.5 million of capital expenditures at these parks for the 2001 season. Cash flows from operations at the parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from the Company. In addition, the Company had $75.4 million in a dedicated escrow account at December 31, 2000 (classified as a restricted-use investment) available to fund these obligations.

      The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks.

      The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the senior credit facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and PIERS requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

Market Risks and Sensitivity Analyses

      Like other global companies, Six Flags is exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of financial risk management at Six Flags is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on the Company's operations, cash flows and equity. Six Flags does not acquire market risk sensitive instruments for trading purposes.

      To manage foreign currency exchange rate risks, on a limited basis Six Flags has used derivative financial instruments, exclusively foreign exchange forward contracts. These derivative financial instruments have been held to maturity and Six Flags has used non-leveraged instruments. These contracts have been entered into with major financial institutions, thereby minimizing the risk of credit loss. Six Flags has used forward contracts to "lock-in" the U.S. dollar cost of equipment to be purchased from foreign vendors or manufacturers where the contracts related thereto are denominated in foreign currency. At December 31, 2000, no such contracts were outstanding. See Note 5 to Notes to Consolidated Financial Statements for a more complete description of Six Flags' accounting policies and use of such instruments.

      In February 2001, the Company amended its three interest rate swap agreements that for the term of the applicable amendments (ranging from December 2002 to March 2003) effectively convert the Company's $600.0 million term loan into a fixed rate obligation. The Company's term loan borrowings bear interest at 3.25% above the LIBOR rate. The Company's interest rate swap agreements effectively "lock in" the LIBOR component at rates ranging from 5.925% to 6.07% and average 5.98%. The counterparties to these agreements are major financial institutions, which minimizes the credit risk.

      The following analysis presents the sensitivity of the market value, operations and cash flows of Six Flags' market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2000. The range of changes chosen for this analysis reflect Six Flags' view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact Six Flags' business as a result of these changes in interest and exchange rates.

      Interest Rate and Debt Sensitivity Analysis

      At December 31, 2000, Six Flags had debt totaling $2,322.3 million, of which $1,337.8 million represents fixed-rate debt and the balance represents floating-rate debt. After giving effect to the January 2001 equity and debt offerings and the use of proceeds therefrom, total debt at that date would have been $2,259.6 million, of which $1,588.1 million would have represented fixed-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

      Additionally, increases and decrease in interest rates impact the fair value of the interest rate swap agreements. A decrease in thirty and ninety-day LIBOR interest rates increases the fair value liability of the interest rate swap agreements. However, over the term of the interest rate swap agreements, the economic effect of changes in interest rates is fixed as the Company will pay a fixed amount and not be subject to changes in interest rates.

      Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to the 2001 financings and assuming an average annual balance on the Company's working capital revolver, the pre-tax operations and cash flows impact resulting from a one percentage point increase in interest rates would be approximately $7.0 million ($1.0 million after giving effect to the interest rate swap agreements).

Impact of Recently Issued Accounting Standards Not Yet Adopted

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $5.0 million and recorded in other comprehensive income (loss) the amount (net of tax effect) as a cumulative effect of a change in accounting principle.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31-32 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)   Identification of Directors

            Incorporated by reference from the information captioned "Proposal 1: Election of Directors" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2001.

      (b)   Identification of Executive Officers

            Information regarding executive officers is included in Item 1 of
Part I herein.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the information captioned "Executive Compensation" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a), (b) Incorporated by reference from the information captioned "Stock Ownership of Management and Certain Beneficial Holders" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2001.

      (c) Changes in Control

      None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the information captioned "Certain Transactions" included in the Company's Proxy Statement in connection with the annual meeting of stockholders to be held in June 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) and (2) Financial Statements and Financial Statement Schedules

      The following consolidated financial statements of Six Flags, Inc. and subsidiaries, the notes thereto, the related report thereon of independent auditors, and financial statement schedules are filed under Item 8 of this
Report:

                                                                         PAGE

Consolidated Balance Sheets-- December 31, 2000 and 1999                  F-3

Consolidated Statements of Operations
   Years ended December 31, 2000, 1999 and 1998                           F-4

Consolidated Statements of Stockholders' Equity and Other
   Comprehensive Income (Loss)
   Years ended December 31, 2000, 1999 and 1998                           F-5

Consolidated Statements of Cash Flows
   Years ended December 31, 2000, 1999 and 1998                           F-6

Notes to Consolidated Financial Statements                                F-8

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

      (a)(3) See Exhibit Index.

      (b)   Reports on Form 8-K

            Current Report on 8-K, dated December 12, 2000.
            Current Report on 8-K, dated December 27, 2000.

      (c)   Exhibits

            See Item 14(a)(3) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001

                                     SIX FLAGS, INC.


                                     By: /s/ Kieran E. Burke
                                         ---------------------------------------
                                             Kieran E. Burke
                                             Chairman of the Board
                                             and Chief Executive Officer

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

Signature                                            Title                                                  Date
---------                                            -----                                                  ----

/s/ Kieran E. Burke                                  Chairman of the Board, Chief                      March 28, 2001
----------------------------------------------       Executive Officer (Principal
Kieran E. Burke                                      Executive Officer) and Director

/s/ Gary Story                                       President, Chief Operating                        March 28, 2001
----------------------------------------------       Officer and Director
Gary Story

/s/ James F. Dannhauser                              Chief Financial Officer                           March 28, 2001
----------------------------------------------       (Principal Financial and Accounting
James F. Dannhauser                                  Officer) and Director

/s/ Paul A. Biddelman                                Director                                          March 28, 2001
----------------------------------------------
Paul A. Biddelman

/s/ Michael E. Gellert                               Director                                          March 28, 2001
----------------------------------------------
Michael E. Gellert


/s/ Francois Letaconnoux                             Director                                          March 28, 2001
----------------------------------------------
Francois Letaconnoux


/s/ Stanley S. Shuman                                Director                                          March 28, 2001
----------------------------------------------
Stanley S. Shuman

                                 SIX FLAGS, INC.

                   Index to Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets - December 31, 2000 and 1999                    F-3

Consolidated Statements of Operations - Years ended
    December 31, 2000, 1999 and 1998                                        F-4

Consolidated Statements of Stockholders' Equity and Other
    Comprehensive Income (Loss) - Years ended
    December 31, 2000, 1999 and 1998                                        F-5

Consolidated Statements of Cash Flows - Years ended
    December 31, 2000, 1999 and 1998                                        F-6

Notes to Consolidated Financial Statements                                  F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
Six Flags, Inc.:

We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and other comprehensive income
(loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                    KPMG LLP

Oklahoma City, Oklahoma
March 2, 2001

                                 SIX FLAGS, INC.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                    Assets                                  2000               1999
                                                                      ---------------    ---------------
Current assets:
     Cash and cash equivalents                                        $    42,978,000        138,131,000
     Accounts receivable                                                   40,771,000         29,208,000
     Inventories                                                           28,588,000         23,590,000
     Prepaid expenses and other current assets                             35,855,000         32,793,000
     Restricted-use investment securities                                  12,773,000         24,430,000
                                                                      ---------------    ---------------
                  Total current assets                                    160,965,000        248,152,000
                                                                      ---------------    ---------------
Other assets:
     Debt issuance costs                                                   46,967,000         55,540,000
     Restricted-use investment securities                                  75,376,000         84,464,000
     Deposits and other assets                                             56,884,000         64,472,000
                                                                      ---------------    ---------------
                  Total other assets                                      179,227,000        204,476,000
                                                                      ---------------    ---------------
Property and equipment, at cost                                         2,585,927,000      2,272,419,000
     Less accumulated depreciation                                        328,027,000        207,680,000
                                                                      ---------------    ---------------
                                                                        2,257,900,000      2,064,739,000
Investment in theme park partnerships                                     386,638,000        384,637,000

Intangible assets, principally goodwill                                 1,354,289,000      1,352,732,000
     Less accumulated amortization                                        147,680,000         93,164,000
                                                                      ---------------    ---------------
                                                                        1,206,609,000      1,259,568,000
                                                                      ---------------    ---------------
                  Total assets                                        $ 4,191,339,000      4,161,572,000
                                                                      ===============    ===============

                    Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                 $    45,315,000         37,918,000
     Accrued interest payable                                              24,353,000         23,566,000
     Accrued compensation, payroll taxes and benefits                       6,963,000         19,368,000
     Other accrued liabilities                                             64,552,000         76,395,000
     Current portion of long-term debt                                      2,401,000          2,055,000
                                                                      ---------------    ---------------
                  Total current liabilities                               143,584,000        159,302,000

Long-term debt                                                          2,319,912,000      2,202,933,000
Other long-term liabilities                                                37,937,000         41,761,000
Deferred income taxes                                                     144,919,000        141,960,000
                                                                      ---------------    ---------------
                  Total liabilities                                     2,646,352,000      2,545,956,000
                                                                      ---------------    ---------------

Stockholders' equity:
     Preferred stock, $1.00 par value, 5,000,000 shares authorized;
         11,500 shares issued and outstanding
        at December 31, 2000 and 1999                                 $        12,000             12,000
     Common stock, $.025 par value, 150,000,000 shares authorized;
        80,068,826 and 78,350,771 shares issued and outstanding
        at December 31, 2000 and 1999, respectively                         2,001,000          1,958,000
     Capital in excess of par value                                     1,725,890,000      1,700,305,000
     Accumulated deficit                                                 (128,928,000)       (53,681,000)
     Deferred compensation                                                 (5,399,000)       (15,255,000)
     Accumulated other comprehensive income (loss)                        (48,589,000)       (17,723,000)
                                                                      ---------------    ---------------
                  Total stockholders' equity                            1,544,987,000      1,615,616,000
                                                                      ---------------    ---------------
                  Total liabilities and stockholders' equity          $ 4,191,339,000      4,161,572,000
                                                                      ===============    ===============

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                                                                           2000               1999               1998
                                                                     ---------------    ---------------    ---------------
Theme park admissions                                                $   544,809,000        500,417,000        423,461,000
Theme park food, merchandise and other                                   462,172,000        426,567,000        369,242,000
                                                                     ---------------    ---------------    ---------------
            Total revenue                                              1,006,981,000        926,984,000        792,703,000
                                                                     ---------------    ---------------    ---------------

Operating costs and expenses:
     Operating expenses                                                  376,060,000        353,728,000        297,266,000
     Selling, general and administrative                                 165,980,000        163,526,000        126,985,000
     Noncash compensation (primarily selling, general
        and administrative)                                               12,584,000         12,725,000          6,362,000
     Costs of products sold                                               95,652,000         90,699,000         82,127,000
     Depreciation and amortization                                       179,989,000        154,264,000        109,841,000
                                                                     ---------------    ---------------    ---------------
            Total operating costs and expenses                           830,265,000        774,942,000        622,581,000
                                                                     ---------------    ---------------    ---------------
            Income from operations                                       176,716,000        152,042,000        170,122,000
                                                                     ---------------    ---------------    ---------------
Other income (expense):
     Interest expense                                                   (232,336,000)      (193,965,000)      (149,820,000)
     Interest income                                                       7,569,000         24,524,000         33,971,000
     Equity in operations of theme park partnerships                      11,833,000         26,180,000         24,054,000
     Other income (expense)                                              (10,119,000)        (3,551,000)        (1,983,000)
                                                                     ---------------    ---------------    ---------------
            Total other income (expense)                                (223,053,000)      (146,812,000)       (93,778,000)
                                                                     ---------------    ---------------    ---------------
            Income (loss) before income taxes                            (46,337,000)         5,230,000         76,344,000
Income tax expense                                                         5,622,000         24,460,000         40,716,000
                                                                     ---------------    ---------------    ---------------
            Income (loss) before extraordinary loss                      (51,959,000)       (19,230,000)        35,628,000
Extraordinary loss on extinguishment of debt,
     net of income tax benefit of $7,530,000 in 1999
     and $526,000 in 1998                                                         --        (11,296,000)          (788,000)
                                                                     ---------------    ---------------    ---------------
            Net income (loss)                                        $   (51,959,000)       (30,526,000)        34,840,000
                                                                     ===============    ===============    ===============
            Net income (loss) applicable to common stock             $   (75,247,000)       (53,814,000)        17,374,000
                                                                     ===============    ===============    ===============
Weighted average number of common shares
     outstanding - basic                                                  78,735,000         77,656,000         66,430,000
                                                                     ===============    ===============    ===============
Net income (loss) per average common share outstanding - basic:
        Income (loss) before extraordinary loss                      $         (0.96)             (0.55)              0.27
        Extraordinary loss                                                        --              (0.14)             (0.01)
                                                                     ---------------    ---------------    ---------------
            Net income (loss)                                        $         (0.96)             (0.69)              0.26
                                                                     ===============    ===============    ===============
Weighted average number of common shares
     outstanding - diluted                                                78,735,000         77,656,000         68,518,000
                                                                     ===============    ===============    ===============
Net income (loss) per average common share outstanding - diluted:
        Income (loss) before extraordinary loss                      $         (0.96)             (0.55)              0.26
        Extraordinary loss                                                        --              (0.14)             (0.01)
                                                                     ---------------    ---------------    ---------------
            Net income (loss)                                        $         (0.96)             (0.69)              0.25
                                                                     ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS, INC.

                 Consolidated Statements of Stockholders Equity
                      and Other Comprehensive Income (Loss)

                  Years ended December 31, 2000, 1999 and 1998


                                        Preferred Stock                Common Stock                                Retained
                                   ---------------------------  ----------------------------    Capital in         Earnings
                                     Shares                        Shares                        Excess of      (Accumulated
                                     Issued         Amount         Issued         Amount         Par Value         Deficit)
                                   ------------  -------------  --------------  ------------  ----------------  ----------------
Balances at December 31, 1997               --  $          --      37,798,914  $    944,000       354,235,000       (17,241,000)
Issuance of preferred stock             11,500         12,000              --            --       301,173,000                --
Issuance of common stock                    --             --      38,742,439       969,000       985,812,000                --
Amortization of deferred
    compensation                            --             --              --            --                --                --
Retirement of treasury stock                --             --         (52,692)       (1,000)         (688,000)               --
Net income                                  --             --              --            --                --        34,840,000

Other comprehensive income -
    foreign currency translation
    adjustment                              --             --              --            --                --                --

Comprehensive income

Preferred stock dividends                   --             --              --            --                --       (17,466,000)
                                   ------------  -------------  --------------  ------------  ----------------  ----------------
Balances at December 31, 1998           11,500         12,000      76,488,661     1,912,000     1,640,532,000           133,000
Issuance of common stock                    --             --       1,862,110        46,000        53,853,000                --
Amortization of deferred
    compensation                            --             --              --            --                --                --
Stock option compensation                   --             --              --            --         4,742,000                --
Tax benefit from stock options
    and warrants                            --             --              --            --         1,178,000                --
Net loss                                    --             --              --            --                --       (30,526,000)

Other comprehensive loss -
    foreign currency translation
    adjustment                              --             --              --            --                --                --

Comprehensive loss

Preferred stock dividends                   --             --              --            --                --       (23,288,000)
                                   ------------  -------------  --------------  ------------  ----------------  ----------------
Balances at December 31, 1999           11,500         12,000      78,350,771     1,958,000     1,700,305,000       (53,681,000)
Issuance of common stock                    --             --       1,718,055        43,000        22,857,000                --
Amortization of deferred
    compensation                            --             --              --            --                --                --
Stock option compensation                   --             --              --            --         2,728,000                --
Net loss                                    --             --              --            --                --       (51,959,000)

Other comprehensive loss -
    foreign currency translation
    adjustment                              --             --              --            --                --                --

Comprehensive loss

Preferred stock dividends                   --             --              --            --                --       (23,288,000)
                                   ------------  -------------  --------------  ------------  ----------------  ----------------
Balances at December 31, 2000           11,500  $      12,000      80,068,826  $  2,001,000     1,725,890,000      (128,928,000)
                                   ============  =============  ==============  ============  ================  ================

                                                     Accumulated
                                                        Other
                                     Deferred        Comprehensive    Treasury
                                    Compensation     Income (Loss)      Stock           Total
                                   -------------   ---------------   ------------  ----------------
Balances at December 31, 1997       (13,500,000)               --       (689,000)      323,749,000
Issuance of preferred stock                  --                --             --       301,185,000
Issuance of common stock            (16,100,000)               --             --       970,681,000
Amortization of deferred
    compensation                      4,489,000                --             --         4,489,000
Retirement of treasury stock                 --                --        689,000                --
Net income                                   --                --             --        34,840,000

Other comprehensive income -
    foreign currency translation
    adjustment                               --         9,087,000             --         9,087,000
                                                                                   ----------------
Comprehensive income                                                                    43,927,000
                                                                                   ----------------
Preferred stock dividends                    --                --             --       (17,466,000)
                                   -------------   ---------------   ------------  ----------------
Balances at December 31, 1998       (25,111,000)        9,087,000             --     1,626,565,000
Issuance of common stock                     --                --             --        53,899,000
Amortization of deferred
    compensation                      9,856,000                --             --         9,856,000
Stock option compensation                    --                --             --         4,742,000
Tax benefit from stock options
    and warrants                             --                --             --         1,178,000
Net loss                                     --                --             --       (30,526,000)

Other comprehensive loss -
    foreign currency translation
    adjustment                               --       (26,810,000)            --       (26,810,000)
                                                                                   ----------------
Comprehensive loss                                                                     (57,336,000)
                                                                                   ----------------
Preferred stock dividends                    --                --             --       (23,288,000)
                                   -------------   ---------------   ------------  ----------------
Balances at December 31, 1999       (15,255,000)      (17,723,000)            --     1,615,616,000
Issuance of common stock                     --                --             --        22,900,000
Amortization of deferred
    compensation                      9,856,000                --             --         9,856,000
Stock option compensation                    --                --             --         2,728,000
Net loss                                     --                --             --       (51,959,000)

Other comprehensive loss -
    foreign currency translation
    adjustment                               --       (30,866,000)            --       (30,866,000)
                                                                                   ----------------
Comprehensive loss                                                                     (82,825,000)

Preferred stock dividends                    --                --             --       (23,288,000)
                                   -------------   ---------------   ------------  ----------------
Balances at December 31, 2000        (5,399,000)      (48,589,000)            --     1,544,987,000
                                   =============   ===============   ============  ================

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                                 2000              1999              1998
                                                           --------------    --------------    --------------
Cash flows from operating activities:
  Net income (loss)                                        $  (51,959,000)      (30,526,000)       34,840,000
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities (net
     of effects of acquisitions):
        Depreciation and amortization                         179,989,000       154,264,000       109,841,000
        Equity in operations of theme park
            partnerships, net of cash received                 21,698,000        (8,524,000)       (8,240,000)
        Minority interest in earnings                             132,000            (6,000)          960,000
        Noncash compensation                                   12,584,000        12,725,000         6,362,000
        Interest accretion on notes payable                    30,733,000        34,402,000        28,713,000
        Interest accretion on restricted-use
            investments                                                --        (6,182,000)       (7,267,000)
        Extraordinary loss on early extinguishment
            of debt                                                    --        18,826,000         1,314,000
        Amortization of debt issuance costs                     8,573,000         6,755,000         5,351,000
        Loss on disposal of assets                              9,987,000         3,557,000           920,000
        Deferred income tax expense                             2,217,000        17,146,000        38,698,000
        (Increase) decrease in accounts receivable            (11,558,000)        5,359,000       (17,816,000)
        Decrease in income tax
            receivable                                                 --                --           995,000
        Increase in inventories and prepaid
            expenses and other current assets                  (8,011,000)       (2,191,000)      (12,154,000)
        (Increase) decrease in deposits and
            other assets                                        7,588,000         9,416,000       (25,185,000)
        Decrease in accounts payable, accrued
            expenses and other liabilities                    (26,599,000)       (7,966,000)      (61,806,000)
        Increase (decrease) in accrued interest payable           787,000        (9,706,000)       23,484,000
                                                           --------------    --------------    --------------
            Total adjustments                                 228,120,000       227,875,000        84,170,000
                                                           --------------    --------------    --------------
            Net cash provided by operating activities         176,161,000       197,349,000       119,010,000
                                                           --------------    --------------    --------------

Cash flows from investing activities:
  Additions to property and equipment                        (334,226,000)     (391,655,000)     (205,754,000)
  Investment in theme park partnerships                       (23,699,000)      (51,931,000)      (60,739,000)
  Acquisition of theme park assets                                     --       (34,578,000)      (50,593,000)
  Acquisition of theme park companies, net
       of cash acquired                                           117,000      (242,954,000)   (1,037,412,000)
  Purchase of restricted-use investments                      (18,214,000)               --      (321,750,000)
  Maturities of restricted-use investments                     38,959,000       214,940,000        11,365,000
                                                           --------------    --------------    --------------
               Net cash used in investing activities         (337,063,000)     (506,178,000)   (1,664,883,000)
                                                           --------------    --------------    --------------

Cash flows from financing activities:
  Repayment of long-term debt                                (316,408,000)   (1,291,910,000)     (703,639,000)
  Proceeds from borrowings                                    403,000,000     1,391,024,000     1,361,703,000
  Net cash proceeds from issuance of
       preferred stock                                                 --                --       301,185,000
  Net cash proceeds from issuance of
       common stock                                             3,645,000         2,801,000       955,134,000
  Payment of cash dividends                                   (23,288,000)      (23,288,000)      (11,644,000)
  Payment of debt issuance costs                                       --       (29,139,000)      (41,641,000)
                                                           --------------    --------------    --------------
               Net cash provided by financing activities       66,949,000        49,488,000     1,861,098,000
                                                           --------------    --------------    --------------

                                                                     (Continued)

                                 SIX FLAGS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                          2000                1999                1998
                                                    -------------       -------------       -------------
Effect of exchange rate changes on cash
    and cash equivalents                            $  (1,200,000)         (3,106,000)          1,065,000
Increase (decrease) in cash and cash
    equivalents                                       (95,153,000)       (262,447,000)        316,290,000
Cash and cash equivalents at beginning of year        138,131,000         400,578,000          84,288,000
                                                    -------------       -------------       -------------
Cash and cash equivalents at end of year            $  42,978,000         138,131,000         400,578,000
                                                    =============       =============       =============
Supplementary cash flow information:
    Cash paid for interest                          $ 192,247,000         162,511,000          92,272,000
                                                    =============       =============       =============
    Cash paid for income taxes                      $      66,000             220,000             497,000
                                                    =============       =============       =============

Supplemental disclosure of noncash investing and financing activities:

2000

o The Company issued $19,255,000 of common stock (1,339,223 shares) as consideration for a water and children's ride park acquisition.

1999

o The Company issued a $40,700,000 note convertible into 1,080,000 common shares as consideration for a theme park acquisition made by a limited partnership of which the Company is the managing general partner.

o The Company issued $10,435,000 of common stock (337,467 shares) as additional consideration for a theme park acquisition.

1998

o The Company issued $15,547,000 of common stock (805,954 shares) as consideration for a theme park acquisition.

o The Company issued restricted common stock (920,000 shares) to certain employees valued at $16,100,000.

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(1)   Summary of Significant Policies

      (a) Description of Business The Company owns and operates regional theme amusement and water parks. As of December 31, 2000, the Company and its subsidiaries own or operate 37 parks, including 29 domestic parks, one park in Mexico and seven parks in Europe. Six Flags is also managing the construction and development of a theme park in Europe.

            On March 24, 1998, the company then known as Premier Parks Inc. (Premier Operations) merged (the Merger) with an indirect wholly owned subsidiary thereof, pursuant to which Premier Operations became a wholly owned subsidiary of Premier Parks Holdings Corporation (Holdings) and the holders of shares of common stock of Premier Operations became, on a share-for-share basis, holders of common stock of Holdings. On the Merger date, Premier Operations' name was changed to Premier Parks Operations Inc., and Holdings' name was changed to Premier Parks Inc. On June 30, 2000, the name of Premier Parks Inc. was changed to Six Flags, Inc. and the name of Premier Operations Inc. was changed to Six Flags Operations Inc. Unless otherwise indicated, all references contained herein reflect the name change as if it occurred prior to the earliest period presented. References herein to the "Company" or "Six Flags" mean
            (i) for all periods or dates prior to March 24, 1998, Premier Operations and its consolidated subsidiaries and (ii) for all subsequent periods or dates, Holdings and its consolidated subsidiaries (including Six Flags Operations). As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

            During December 2000, the Company purchased 100% of the capital stock of the company that owns Enchanted Village and Wild Waves, a water park and children's ride park located near Seattle, Washington.

            During May 1999, in separate transactions, the Company purchased 100% of the capital stock of the companies that own Reino Aventura, a theme park located in Mexico City, and purchased the assets used in the operation of Splashtown, a water park near Houston. In addition, during May 1999, the limited partnership that owns Six Flags Over Georgia purchased the assets used in the operation of White Water Atlanta, a water park and related entertainment facility near Atlanta. The consideration for this purchase was advanced to the partnership by the Company through a convertible promissory note. The Company is the managing general partner of the limited partnership and owns approximately 25% of the limited partnership units. On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. See Note 2.

            During 1998, the Company purchased approximately 97% of the outstanding capital stock of Walibi, S.A. (Walibi) and as of December 31, 2000 owns 100%. See Note 2. On April 1, 1998, the Company purchased all of the outstanding capital stock of Six Flags Entertainment Corporation, (together with its subsidiaries, SFEC) and consummated the related transactions described in Note 2.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            The accompanying consolidated financial statements for the year ended December 31, 2000, reflect the results of Enchanted Village and Wild Waves only from its acquisition date, December 6, 2000. The accompanying consolidated financial statements for the year ended December 31, 1999 reflect the results of Reino Aventura, Splashtown, White Water Atlanta, and Movie World Germany only from their acquisition dates, May 4, 1999, May 13, 1999, May 25, 1999 and November 15, 1999, respectively. The accompanying consolidated financial statements for the year ended December 31, 1998 reflect the results of Walibi only from March 26, 1998, and of SFEC only from April 1, 1998.

            On February 9, 2001, Six Flags purchased substantially all of the assets used in the operations of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The Company funded the acquisition from proceeds obtained through Holding's public offering of 11,500,000 Preferred Income Equity Redeemable Shares (PIERS). See Note 9(a). The accompanying consolidated financial statements do not include the results of Sea World of Ohio for any period presented as the acquisition occurred subsequent to December 31, 2000.

      (b)   Basis of Presentation

            The Company's accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America.

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

      (c)   Cash Equivalents

            Cash equivalents of $17,347,000 and $93,083,000 at December 31, 2000 and 1999, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

      (d)   Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies.

      (e)   Advertising Costs

            Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            operations when incurred. The amounts capitalized at year-end are included in prepaid expenses.

            Advertising and promotions expense was $105,640,000, $100,175,000 and $66,141,000 during 2000, 1999 and 1998, respectively.

      (f)   Debt Issuance Costs

            The Company capitalizes costs related to the issuance of debt. The amortization of such costs is recognized as interest expense under a method approximating the interest method over the life of the respective debt issue.

      (g)   Depreciation and Amortization

            Rides and attractions are depreciated using the straight-line method over 5-25 years. Land improvements are depreciated using the straight-line method over 10-15 years. Buildings and improvements are depreciated over their estimated useful lives of approximately 30 years by use of the straight-line method. Furniture and equipment are depreciated using the straight-line method over 5-10 years.

            Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

      (h)   Investment in Theme Park Partnerships

            The Company manages five parks in which the Company does not currently own a controlling interest. The Company accounts for its investment in four of the parks using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of Six Flags Over Texas, Six Flags Over Georgia, White Water Atlanta, and Six Flags Marine World in the accompanying consolidated statements of operations in the caption "equity in operations of theme park partnerships." The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. In the consolidation method of accounting, the activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption. The Warner Bros. Movie World theme park being constructed in Spain is not yet in operation. The Company accounts for its investment in this park at cost.

      (i)   Intangible Assets

            Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets are amortized over the period to be benefited, generally up to 25 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows from the acquisition. The amount of goodwill impairment, if any, is measured based on projected discounted future operating

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            cash flows using a discount rate reflecting the Company's average borrowing rate. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      (j)   Long-Lived Assets

            The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

      (m)   Income (Loss) Per Common Share

            Basic income (loss) per share is computed by dividing net income
            (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted income per share in 1998 reflects the potential dilution that would occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). No adjustment for stock options were included in the 2000 and 1999 computations of diluted loss per share because the effect would have been antidilutive. Additionally, the weighted average number of shares for each of the years ended December 31, 2000, 1999 and 1998 does not include the impact of the conversion of the Company's mandatorily convertible preferred stock into a maximum of 11,500,000 shares of common stock and a minimum of 9,554,000 shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            During 2000, 1999, and the last nine months of 1998, the Company's mandatorily convertible preferred stock was outstanding. Preferred stock dividends of $23,288,000, $23,288,000 and $17,466,000 were considered in determining net income (loss) applicable to common stock in 2000, 1999, and 1998, respectively.

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

            The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income (loss) per average common share outstanding for the years 2000, 1999 and 1998.

                                                              Years ended December 31,
                                                         ----------------------------------------
                                                            2000           1999           1998
                                                         ----------     ----------     ----------
            Weighted average number of common
                shares outstanding - basic               78,735,000     77,656,000     66,430,000
            Dilutive effect of potential common
                shares issuable upon the exercise of
                employee stock options                           --             --      2,088,000
                                                         ----------     ----------     ----------
            Weighted average number of common
                shares outstanding - diluted             78,735,000     77,656,000     68,518,000
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

            Pro forma net income (loss) and net income (loss) per share for employee stock option grants made in and subsequent to 1995 as if the fair-value-based method had been applied are provided in Note 9(c).

      (o)   Investment Securities

            Restricted-use investment securities at December 31, 2000 and 1999 consist of U.S. Treasury securities. The securities are restricted to provide for three years of interest payments on certain debt issued in 1998 and to provide funds to satisfy the Company's obligations under

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            certain guarantees of partnership arrangements described in Note 2. The Company classifies its investment securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities held by the Company are classified as available-for-sale. The Company does not purchase investment securities principally for the purpose of selling them in the near term and thus has no securities classified as trading.

            Available-for-sale securities are recorded at fair value. As of December 31, 2000 and 1999, the fair value of the restricted-use investments classified as available-for-sale was $75,376,000 and $71,600,000 which approximated the amortized cost of the securities. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

            As of December 31, 2000 and 1999, all of the Company's restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year; however, these securities are reflected as noncurrent assets as they are restricted for future use. As of December 31, 2000 and 1999, $12,773,000 and $24,430,000 of restricted-use investment securities classified as held-to-maturity had maturities and restrictions of less than one year and are reflected as current assets. As of December 31, 1999, the remaining restricted-use investment securities of $12,864,000 classified as held-to-maturity had a remaining term greater than one year.

            Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

      (p)   Comprehensive Income (Loss)

            Comprehensive income (loss) consists of net income (loss) and changes in the foreign currency translation adjustment, and is presented in the 2000, 1999 and 1998 consolidated statements of stockholders' equity and other comprehensive income (loss) as accumulated other comprehensive income (loss).

      (q)   Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      (r)   Reclassifications

            Reclassifications have been made to certain amounts reported in 1999 and 1998 to conform with the 2000 presentation.

(2)   Acquisition of Theme Parks

      On December 6, 2000, the Company acquired all of the capital stock of the company operating as Enchanted Village and Wild Waves (Enchanted Village), a water park and children's ride park located near Seattle, Washington, for a purchase price of $19,255,000 paid through issuance of 1,339,223 shares of the Company's common stock. As of the acquisition date, $4,471,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Enchanted Village's assets and liabilities. Approximately $4,235,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

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

      On May 25, 1999, the limited partnership that owns Six Flags Over Georgia acquired the assets of White Water Atlanta water park, and adjacent American Adventures entertainment facility located near Atlanta, Georgia. In connection with the acquisition, Six Flags issued a $40,700,000 note that was converted into 1,080,000 shares of the Company's common stock. The transaction was accounted for by the limited partnership as a purchase. The Company has reflected the additional investment in the limited partnership as investment in theme park partnerships.

      On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, the Company entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America, and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under the Company's 1999 credit facility (the Credit Facility). See Note 6(d). Approximately $42,800,000 of the aggregate costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.

      On March 26, 1998, the Company purchased (the Private Acquisition) approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20%

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      was paid through issuance of 448,910 shares of common stock and 80% was paid in cash. In June 1998, the Company purchased an additional 44% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of common stock and $31,400,000 in cash. During the remainder of the year, Six Flags purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of common stock. During 2000 and 1999, Six Flags purchased an additional 1.1% and 2%, respectively, of Walibi and as of June 2000, owned 100% of the equity interests of Walibi. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from borrowings under a previously existing credit facility. As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. As a result of 2000 revenues of Walibi exceeding levels specified in the purchase agreement, Six Flags is required to issue the former owners of Walibi additional shares of common stock in April 2001 with an approximate value of $2,266,000 (using December 31, 2000 exchange rates). The Company was not required to issue any shares as a result of the 1999 revenues. The value of the additional shares will be recorded as additional goodwill.

      On April 1, 1998 the Company acquired (the Six Flags Acquisition) all of the capital stock of SFEC for $976,000,000, paid in cash. In connection with the Six Flags Acquisition, the Company issued through public offerings (i) 36,800,000 shares of common stock (with gross proceeds of $993,600,000), (ii) 5,750,000 Premium Income Equity Securities (PIES) (with gross proceeds of $310,500,000), (iii) $410,000,000 aggregate principal amount at maturity of the Company's 10% Senior Discount Notes due 2008 (the Senior Discount Notes) (with gross proceeds of $251,700,000) and (iv) $280,000,000 aggregate principal amount of the Company's 9 1/4% Senior Notes due 2006 (the 1998 Senior Notes), and SFEC issued $170,000,000 aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the SFEC Notes). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285,000,000 principal amount at maturity of previously outstanding senior subordinated notes of Six Flags Theme Parks Inc. (SFTP), an indirect wholly-owned subsidiary of SFEC, which notes had an accreted value of $278,100,000 at April 1, 1998 (fair value of $318,500,000 at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410,000,000 of borrowings under a $472,000,000 senior secured credit facility of SFTP. During 1999, the Company completed the determination of the value of the assets acquired and liabilities assumed. As a result of the final determination, the deferred income tax liability resulting from the acquisition and goodwill were each reduced by approximately $30,000,000. As of the acquisition date and after giving effect to the final allocation of purchase price, $35,619,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of SFEC's assets and liabilities. Approximately $1,170,974,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill.

      In addition to its obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags Acquisition, the Company also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      Texas and Six Flags Over Georgia (the Partnership Parks). Specifically, the Company guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $46,300,000 (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from the Company. The Company also guaranteed the obligation of its subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the Partnership Agreements) that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park. The Company's obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

      As the Company purchases units relating to either Partnership Park, it is entitled to the minimum distribution and other distributions attributable to such units, unless it is then in default under the applicable agreements with its partners at such Partnership Park. On December 31, 2000, the Company owned approximately 25% and 35%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 2001 at both parks will aggregate approximately $99,000,000.

      The following summarized unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, assume that the SFEC, Walibi, Six Flags Mexico, White Water Atlanta, Splashtown and Movie World acquisitions, and the related transactions occurred as of January 1, 1998. The acquisition of Enchanted Village in December 2000 was not material to the Company's 2000 and 1999 financial condition or results. Therefore, the results of operations for Enchanted Village are not included in the pro forma information presented below.

                                                  1999                 1998
                                           ---------------      ---------------
                                                      (Unaudited)
                                                      (In thousands)
      Total revenues                       $       986,808              898,670
      Loss before extraordinary loss               (39,555)             (66,299)
      Loss per common share - basic                  (0.81)               (1.17)
      Loss per common share - diluted                (0.81)               (1.17)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(3)   Property and Equipment

        Property and equipment, at cost, are classified as follows:

                                                      2000              1999
                                               ---------------   ---------------

      Land                                     $   294,215,000       293,924,000
      Land improvements                            299,261,000       223,068,000
      Buildings and improvements                   540,349,000       485,303,000
      Rides and attractions                      1,202,149,000     1,044,252,000
      Equipment                                    249,953,000       225,872,000
                                               ---------------   ---------------
      Total                                      2,585,927,000     2,272,419,000
      Less accumulated depreciation                328,027,000       207,680,000
                                               ---------------   ---------------
                                               $ 2,257,900,000     2,064,739,000
                                               ===============   ===============

(4)   Investment in Theme Park Partnerships

      The following reflects the summarized assets, liabilities, and equity as of December 31, 2000 and 1999, and the results of the four parks managed by the Company for the years ended December 31, 2000, 1999 and 1998, in the case of Six Flags Marine World, for the periods subsequent to April 1, 1998 (the date of the Six Flags Acquisition), in the case of the Partnership Parks and for the periods subsequent to May 25, 1999, in the case of White Water Atlanta, which was purchased on that date by the limited partnership that owns Six Flags Over Georgia.

                                                              2000                 1999
                                                       ---------------      ---------------
             Assets:
                 Current assets                        $    26,530,000           33,114,000
                 Property and equipment, net               254,263,000          241,522,000
                 Other assets                               35,676,000           39,179,000
                                                       ---------------      ---------------
                      Total assets                     $   316,469,000          313,815,000
                                                       ===============      ===============
             Liabilities and equity:
                 Current liabilities                   $    47,685,000           32,851,000
                 Affiliate loans                            91,107,000           89,607,000
                 Long-term debt                             66,305,000           71,613,000
                 Equity                                    111,372,000          119,744,000
                                                       ---------------      ---------------
                      Total liabilities and equity     $   316,469,000          313,815,000
                                                       ===============      ===============

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                                                       2000             1999             1998
                                                  ------------     ------------     ------------
      Revenue                                     $208,196,000      225,274,000      201,933,000
      Expenses:
          Operating expenses                        84,379,000       88,901,000       75,680,000
          Selling, general and administrative       29,911,000       27,957,000       24,683,000
          Costs of products sold                    17,921,000       21,241,000       26,689,000
          Depreciation and amortization             20,145,000       16,724,000       13,325,000
          Interest expense, net                     14,259,000       11,545,000        6,301,000
          Other expense                                841,000          532,000        1,451,000
                                                  ------------     ------------     ------------
               Total                               167,456,000      166,900,000      148,129,000
                                                  ------------     ------------     ------------
      Net income                                  $ 40,740,000       58,374,000       53,804,000
                                                  ============     ============     ============

      The Company's share of operations of the four theme parks for the years ended December 31, 2000, 1999, and 1998 were $33,205,000, $44,187,000 and
      $35,408,000, prior to depreciation and amortization charges of $20,370,000, $15,826,000 and $9,763,000, and third-party interest expense and other non-operating expenses of $1,002,000, $2,181,000 and $1,591,000, respectively. A substantial difference exists between the carrying value of the Company's investment in the theme parks and the Company's share of the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World. Pursuant to the Partnership Agreements, the Company, as managing general partner of the Partnership Parks, can make affiliate loans to the Partnership Parks. These loans are reflected in the Company's consolidated balance sheet as an investment in theme park partnerships. As discussed in
      Note 2, the Company provided the consideration for a Partnership Park to acquire White Water Atlanta. The resulting note from the Partnership Park to the Company is in the form of an affiliate loan. Included in long-term debt above as of December 31, 2000 is $61,185,000 of long-term debt that is not guaranteed by the Company. That long-term debt is an obligation of the other parties that have an interest in Six Flags Marine World. The remaining long-term debt shown above consists primarily of term loan debt and capitalized lease obligations associated with rides and equipment.

      In April 1997, the Company became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, the Company exercised its option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). In 2000, 1999, and 1998, the Company added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. The Company is entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      obligations relating to the park. The Company also has an option to purchase the entire site commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52,000,000 at February
      2002) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow).

(5)   Derivative Financial Instruments

      Prior to 2000, the Company had only limited involvement with derivative financial instruments, entering into contracts to manage the variability of foreign-currency exchange rates in connection with the purchase of rides from foreign vendors. No such contracts were in effect at December 31, 2000.

      In February 2000, the Company entered into three interest rate swap agreements that effectively convert the Company's $600,000,000 term loan component of the Credit Facility (see Note 6(d)) into a fixed rate obligation. The terms of the agreements, each of which has a notional amount of $200,000,000, began in March 2000 and expire from December 2001 to March 2002. The Company's term loan borrowings bear interest based upon the LIBOR rate plus a fixed margin. The Company's interest rate swap arrangements were designed to "lock-in" the LIBOR component at rates ranging from 6.615% to 6.780% depending on the applicable agreement. Two of the agreements had a feature that negated the interest rate swap for a ninety-day period if LIBOR rates exceed 7.5%, while the remaining agreement limited the interest rate swap at the 7.5% rate. The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

      In February 2001, the Company and the counterparties amended and extended the interest rate swap agreements. The provisions that negated the interest rate swap or limited the interest rate swap were removed. The notional amounts of $200,000,000 each have been retained. Two of the agreements expire in December 2002 and the remaining agreement expires in March 2003. The fixed interest rates on the notional amounts range from 5.925% to 6.07% and average 5.98%.

      The Company is exposed to credit losses in the event of nonperformance by the counterparties to the agreements. The Company anticipates, however, that counterparties will fully satisfy their obligations under the contracts. The Company does not obtain collateral to support its financial instruments but monitors the credit standing of the counterparties.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement was required to be adopted by the Company in 2001. As of January 1, 2001, the fair value of the interest swap agreements was a liability of $4,996,000, which was recorded in other comprehensive income (loss) as a cumulative effect of a change in accounting principle.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(6)   Long-Term Debt

      At December 31, 2000 and 1999, long-term debt consists of:

                                                       2000               1999
                                                 --------------     --------------
      Long-term debt:
          1997 Notes due 2007 (a)                $  125,000,000        125,000,000
          Senior Discount Notes due 2008 (b)        329,275,000        298,664,000
          1998 Senior Notes due 2006 (b)            280,000,000        280,000,000
          SFEC Notes due 2006 (c)                   170,000,000        170,000,000
          Credit Facility (d)                       981,000,000        892,000,000
          1999 Senior Notes due 2007 (e)            429,207,000        429,085,000
          Other                                       7,831,000         10,239,000
                                                 --------------     --------------
                                                  2,322,313,000      2,204,988,000
      Less current portion                            2,401,000          2,055,000
                                                 --------------     --------------
                                                 $2,319,912,000      2,202,933,000
                                                 ==============     ==============

      (a) On January 31, 1997, Six Flags Operations issued $125,000,000 of senior notes due January 2007 (the 1997 Notes). The 1997 Notes are senior unsecured obligations of Six Flags Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Six Flags Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Six Flags Operations' principal domestic subsidiaries.

            Prior to the amendments described below, the indenture limited the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. A portion of the proceeds were used to pay in full all amounts outstanding under Six Flags Operations' then outstanding credit facility.

            All obligations under the 1997 Notes and the related indenture remained as obligations of Six Flags Operations and were not assumed by Holdings after the Merger.

            On January 29, 2001, Six Flags Operations commenced a tender offer for all of the aggregate principal amount of the 1997 Notes. In conjunction with the tender offer, noteholder consents were solicited to effect certain amendments to the indenture governing the 1997 notes. Six Flags Operations received tenders of notes and related consents from holders of 99.8% of the outstanding notes. The tendered notes were purchased and the indenture amendments became effective on March 2, 2001. The purchase price (including consent fee) paid was approximately $1,085 for each $1,000 principal amount of notes plus accrued and unpaid interest up to, but not including, the payment date. As a result of the early extinguishment of debt, the Company will recognize a loss of approximately $8,292,000, net of tax effect. On February 2, 2001, Holdings completed an offering of $375 million 9 1/2% Senior Notes (the 2001 Senior Notes) due 2009. A portion of the proceeds of the 2001 Senior Notes was used to finance the tender offer and consent solicitation. The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the 1999 Senior Notes, 1998 Senior Notes and Senior Discount Notes. The indenture under which the 2001 Senior Notes were issued contains

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            covenants substantially similar to those relating to the 1998 Senior Notes, the Senior Discount Notes, and the 1999 Senior Notes.

      (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($329,275,000 and $298,664,000 carrying value as of December 31, 2000 and 1999, respectively) of Senior Discount Notes and $280,000,000 principal amount of 1998 Senior Notes. The notes are senior unsecured obligations of Holdings and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

            Approximately $70,700,000 of the net proceeds of the 1998 Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of Six Flags' obligations to the limited partners of the Partnership Parks. See Note 2.

            The indentures under which the Senior Discount Notes and the 1998 Senior Notes were issued limit the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (c) On April 1, 1998, SFEC issued $170,000,000 principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes are guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000
            (8 7/8% per annum) and, except in the event of a change of control of Six Flags Operations (successor to SFEC) and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at Six Flags Operations' option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities to provide for the repayment in full on or before December 15, 1999 of pre-existing notes of SFEC (with a carrying value of $182,877,000 at December 31, 1998). The pre-existing notes of SFEC were paid in full using the restricted-use securities on December 15, 1999.

            The indenture under which the SFEC Notes were issued limits the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. In November 1999, SFEC merged into Six Flags Operations, which assumed the obligations of SFEC under the SFEC Notes and the related indenture.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      (d) On November 5, 1999, SFTP entered into the Credit Facility and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a direct wholly-owned subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($90,000,000 was outstanding at December 31, 2000 and none was outstanding at December 31, 1999), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $291,000,000 and $292,000,000 was outstanding at December 31, 2000 and 1999, respectively) and a $600,000,000 six-year term loan (all of which was outstanding at December 31, 2000 and 1999). A portion of the proceeds of the 2001 Senior Notes was used in February 2001 to make a payment of $223,000,000 on the multicurrency facility and a portion of the proceeds of the PIERS was used in February 2001 to fully pay advances outstanding under the revolving facility. Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2000, the weighted average interest rates for borrowings under the US Revolver, multicurrency revolver, and term loan were 9.22%, 9.19% and 9.97%, respectively. At December 31, 1999, the interest rate on the borrowings was 8.88% and 9.38% for the multicurrency revolver and term loan, respectively. The multicurrency facility permits optional prepayments and reborrowings. The committed amount reduces quarterly by 2.5% commencing on December 31, 2001, by 5.0% commencing on December 31, 2002, by 7.5% commencing on December 31, 2003 and by 20.0% commencing on December 31, 2004. Mandatory repayments are required if amounts outstanding exceed the reduced commitment amount. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations' capital stock. See Note 5 regarding interest rate hedging activities.

            The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, (except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its 1998 Senior Notes, Senior Discount Notes, 1999 Senior Notes and 2001 Senior Notes, cash dividend payments on its PIES and its Preferred Income Equity Redeemable Securities (PIERS) issued in January 2001 (see Note 9(a))) and its obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

            On November 5, 1999, the Company borrowed $892,000,000 under the Credit Facility principally to repay all amounts outstanding under previously existing credit facilities and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2. The termination of previously existing credit facilities resulted in an extraordinary loss in respect of the debt issuance costs related thereto of $5,214,000, net of tax benefit of $3,476,000.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      (e)   On June 30, 1999, Holdings issued $430,000,000 principal amount of
            9 3/4% Senior Notes (the 1999 Senior Notes). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the 1998 Senior Notes and the Senior Discount Notes. The 1999 Senior Notes require annual interest payments of approximately $41,900,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the 1998 Senior Notes and the Senior Discount Notes.

            The net proceeds of the 1999 Senior Notes were used to fund the purchase in a tender offer of $87,500,000 of previously outstanding Six Flags Operations' 1995 Senior Notes (the 1995 Notes) and the entire $285,000,000 principal amount of SFTP Senior Subordinated Notes. The remaining $2,500,000 balance of the 1995 Notes was redeemed in August 1999. An extraordinary loss of $6,082,000, net of tax benefit of $4,054,000, was recognized from these early extinguishments.

      Annual maturities of long-term debt during the five years subsequent to December 31, 2000, are as follows (after giving effect to the refinancing of certain debt in February 2001):

      2001                                                  $    2,401,000
      2002                                                       6,923,000
      2003                                                       6,760,000
      2004                                                     161,583,000
      2005 and thereafter                                    2,144,646,000
                                                            --------------
                                                            $2,322,313,000
                                                            ==============

      After consideration of the issuance of the 2001 Senior Notes, use of proceeds of the PIERS, and payment of debt, the long-term debt balance as of December 31, 2000, would have been $2,259,582,000.

      In 1998, the Company terminated a prior credit facility, which resulted in a $788,000 extraordinary loss, net of tax benefit of $526,000.

      Holdings is the issuer of the notes described in (b) and (e) above and the 2001 Senior Notes. Six Flags Operations is the issuer of the notes described in (a) and (c) above. Holdings guarantees the SFEC Notes due 2006. The following information for Holdings includes the assets, liabilities and equity, results of operations, and cash flows of Holdings only and for Six Flags Operations includes the consolidated assets, liabilities and equity, results of operations, and cash flows of Six Flags Operations and its Subsidiaries.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                                                                            Six Flags
                                                            Holdings        Operations      Eliminations         Total
                                                         ------------      ------------     ------------      ------------
December 31, 2000                                                                 (In thousands)
Assets:
    Cash and cash equivalents                            $      1,028            41,950               --            42,978
    Restricted-use investment securities                       12,773                --               --            12,773
    Other current assets                                        5,358            99,856               --           105,214
                                                         ------------      ------------     ------------      ------------
          Total current assets                                 19,159           141,806               --           160,965

Intercompany receivables (payables)                            (4,150)            4,150               --                --
Deferred income taxes                                          47,492                --          (47,492)               --
Other assets                                                   99,707            79,520               --           179,227
Investment in subsidiaries                                  2,108,685                --       (2,108,685)               --
Investment in theme park partnerships                         286,049           100,589               --           386,638
Property and equiment, net                                     31,846         2,226,054               --         2,257,900
Intangible assets, net                                         10,570         1,196,039               --         1,206,609
                                                         ------------      ------------     ------------      ------------
          Total assets                                   $  2,599,358         3,748,158       (2,156,177)        4,191,339
                                                         ============      ============     ============      ============
Liabilities and stockholders' equity:
    Current portion of long-term debt                    $         --             2,401               --             2,401
    Other current liabilities                                  15,889           125,294               --           141,183
                                                         ------------      ------------     ------------      ------------
          Total current liabilities                            15,889           127,695               --           143,584

    Long-term debt                                          1,038,482         1,281,430               --         2,319,912
    Other long-term liabilities                                    --            37,937               --            37,937
    Deferred income taxes                                          --           192,411          (47,492)          144,919
    Stockholder's equity                                    1,544,987         2,108,685       (2,108,685)        1,544,987
                                                         ------------      ------------     ------------      ------------
          Total liabilities and stockholders' equity     $  2,599,358         3,748,158       (2,156,177)        4,191,339
                                                         ============      ============     ============      ============
Revenue                                                  $        386         1,006,595               --         1,006,981

Operating costs and expenses:
    Operating expenses                                            172           375,888               --           376,060
    Selling, general and administrative                        14,010           164,554               --           178,564
    Costs of products sold                                         15            95,637               --            95,652
    Depreciation and amortization                               2,092           177,897               --           179,989
                                                         ------------      ------------     ------------      ------------
          Total operating costs and expenses                   16,289           813,976               --           830,265
                                                         ------------      ------------     ------------      ------------
          Income (loss) from operations                       (15,903)          192,619               --           176,716
                                                         ------------      ------------     ------------      ------------

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                                                                            Six Flags
                                                            Holdings        Operations      Eliminations         Total
                                                         ------------      ------------     ------------      ------------
                                                                                  (In thousands)
Other income (expense):
     Interest expense                                    $   (102,618)         (129,718)              --          (232,336)
     Interest income                                            5,600             1,969               --             7,569
     Equity in operations of theme park                                                                                 --
        partnerships                                            7,775             4,058               --            11,833
     Other income (expense)                                        --           (10,119)              --           (10,119)
                                                         ------------      ------------     ------------      ------------
           Total other income (expense)                       (89,243)         (133,810)              --          (223,053)
                                                         ------------      ------------     ------------      ------------
           Income (loss) before income taxes
               taxes                                         (105,146)           58,809               --           (46,337)

Income tax expense (benefit)                                  (36,169)           41,791               --             5,622
                                                         ------------      ------------     ------------      ------------
           Net income (loss)                             $    (68,977)           17,018               --           (51,959)
                                                         ============      ============     ============      ============
Cash flows from operating activities:
     Operating cash flows                                $    (38,030)          214,191               --           176,161
                                                         ------------      ------------     ------------      ------------
Cash flows from investing activities:
     Additions to property and equipment                       (1,232)         (332,994)              --          (334,226)
     Investment in theme parks
        partnerships                                           (4,787)          (18,912)              --           (23,699)
     Acquisitions of theme park companies                         117                --               --               117
     Investment in subsidiaries                               (80,703)               --           80,703                --
     Purchase of restricted-use investments                   (18,214)               --               --           (18,214)
     Maturities of restricted-use investments                  38,959                --               --            38,959
                                                         ------------      ------------     ------------      ------------
                                                              (65,860)         (351,906)          80,703          (337,063)
                                                         ------------      ------------     ------------      ------------
Cash flows from financing activities:
     Repayment of long-term debt                                   --          (316,408)              --          (316,408)
     Proceeds from borrowings                                      --           403,000               --           403,000
     Net cash proceeds from issuance of
        stock                                                   3,645                --               --             3,645
     Capital contributions                                         --            80,703          (80,703)               --
     Advances to subsidiaries                                 104,441          (104,441)              --                --
     Payment of cash dividends                                (23,288)               --               --           (23,288)
                                                         ------------      ------------     ------------      ------------
                                                               84,798            62,854          (80,703)           66,949
     Effect of exchange rate changes on cash                       --            (1,200)              --            (1,200)
                                                         ------------      ------------     ------------      ------------
     Increase (decrease) in cash and cash
        equivalents                                      $    (19,092)          (76,061)              --           (95,153)
                                                         ============      ============     ============      ============

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                                                                            Six Flags
                                                            Holdings        Operations      Eliminations         Total
                                                         ------------      ------------     ------------      ------------
December 31, 1999                                                                (In thousands)
Assets:
    Cash and cash equivalents                            $     20,120           118,011               --           138,131
    Restricted-use investment securities                       24,430                --               --            24,430
    Other current assets                                       21,882            63,709               --            85,591
                                                         ------------      ------------     ------------      ------------

          Total current assets                                 66,432           181,720               --           248,152

Intercompany receivables (payables)                           100,291          (100,291)              --                --
Deferred income taxes                                          16,690                --          (16,690)               --
Other assets                                                  112,672            91,804               --           204,476
Investment in subsidiaries                                  2,042,400                --       (2,042,400)               --
Investment in theme park partnerships                         292,305            92,332               --           384,637
Property and equiment, net                                     12,584         2,052,155               --         2,064,739
Intangible assets, net                                          6,463         1,253,105               --         1,259,568
                                                         ------------      ------------     ------------      ------------
          Total assets                                   $  2,649,837         3,570,825       (2,059,090)        4,161,572
                                                         ============      ============     ============      ============

Liabilities and stockholders' equity:
    Current portion of long-term debt                    $         --             2,055               --             2,055
    Other current liabilities                                  25,901           131,346               --           157,247
                                                         ------------      ------------     ------------      ------------
          Total current liabilities                            25,901           133,401               --           159,302

    Long-term debt                                          1,007,749         1,195,184               --         2,202,933
    Other long-term liabilities                                   571            41,760             (570)           41,761
    Deferred income taxes                                          --           158,650          (16,690)          141,960
    Stockholder's equity                                    1,615,616         2,041,830       (2,041,830)        1,615,616
                                                         ------------      ------------     ------------      ------------
          Total liabilities and stockholders' equity     $  2,649,837         3,570,825       (2,059,090)        4,161,572
                                                         ============      ============     ============      ============
Revenue                                                  $         --           926,984               --           926,984

Operating costs and expenses:
    Operating expenses                                             --           353,728               --           353,728
    Selling, general and administrative                        23,002           153,249               --           176,251
    Costs of products sold                                         --            90,699               --            90,699
    Depreciation and amortization                                 589           153,675               --           154,264
                                                         ------------      ------------     ------------      ------------
          Total operating costs and expenses                   23,591           751,351               --           774,942
                                                         ------------      ------------     ------------      ------------
          Income (loss) from operations                       (23,591)          175,633               --           152,042
                                                         ------------      ------------     ------------      ------------

                                                                     (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                                                                            Six Flags
                                                            Holdings        Operations      Eliminations         Total
                                                         ------------      ------------     ------------      ------------
                                                                                   (In thousands)
Other income (expense):
    Interest expense                                     $    (78,232)         (115,733)              --          (193,965)
    Interest income                                            11,323            13,201               --            24,524
    Equity in operations of theme park                                                                                  --
       partnerships                                            19,105             7,075               --            26,180
    Other income (expense)                                         --            (3,551)              --            (3,551)
                                                         ------------      ------------     ------------      ------------
          Total other income (expense)                        (47,804)          (99,008)              --          (146,812)
                                                         ------------      ------------     ------------      ------------
          Income (loss) before income taxes
             taxes                                            (71,395)           76,625               --             5,230

Income tax expense (benefit)                                  (19,803)           44,263               --            24,460
                                                         ------------      ------------     ------------      ------------
    Income before extraordinary loss                          (51,592)           32,362               --           (19,230)

Extraordinary loss on extinguishment of
    debt, net of income tax benefit                                --           (11,296)              --           (11,296)
                                                         ------------      ------------     ------------      ------------
          Net income (loss)                              $    (51,592)           21,066               --           (30,526)
                                                         ============      ============     ============      ============
          Net income (loss) applicable to
             common stock                                $    (74,880)           21,066               --           (53,814)
                                                         ============      ============     ============      ============
Cash flows from operating activities:
    Operating cash flows                                       (1,506)          198,855               --           197,349
                                                         ------------      ------------     ------------      ------------
Cash flows from investing activities:
    Additions to property and equipment                        10,746          (402,401)              --          (391,655)
    Investment in theme parks
       partnerships                                           (23,006)          (28,925)              --           (51,931)
    Acquisitions of theme park assets                              --           (34,578)              --           (34,578)
    Acquisitions of theme park companies                           --          (242,954)              --          (242,954)
    Investment in subsidiaries                               (607,632)               --          607,632                --
    Purchase of restricted-use investments                         --                --               --                --
    Maturities of restricted-use investments                   22,690           192,250               --           214,940
                                                         ------------      ------------     ------------      ------------
                                                             (597,202)         (516,608)         607,632          (506,178)
                                                         ------------      ------------     ------------      ------------

Cash flows from financing activities:
    Repayment of long-term debt                                    --        (1,291,910)              --        (1,291,910)
    Proceeds from borrowings                                  429,024           962,000               --         1,391,024
    Capital contributions                                          --           607,632         (607,632)               --
    Advances to subsidiaries                                 (100,291)          100,291               --                --
    Net cash proceeds from issuance of
       stock                                                    2,801                --               --             2,801
    Payment of cash dividends                                 (23,288)               --               --           (23,288)
    Payment of debt issuance costs                             (9,829)          (19,310)              --           (29,139)
                                                         ------------      ------------     ------------      ------------
                                                              298,417           358,703         (607,632)           49,488

    Effect of exchange rate changes on cash                        --            (3,106)              --            (3,106)
                                                         ------------      ------------     ------------      ------------
    Increase (decrease) in cash and cash
       equivalents                                       $   (300,291)           37,844               --          (262,447)
                                                         ============      ============     ============      ============

                                 SIX FLAGS, INC.

                 Notes to Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                                                                            Six Flags
                                                            Holdings        Operations      Eliminations         Total
                                                         ------------      ------------     ------------      ------------
December 31, 1998                                                               (in thousands)

           Revenue                                                904           791,799               --           792,703
                                                         ------------      ------------     ------------      ------------
Operating costs and expenses:
    Operating expenses                                             --           297,266               --           297,266
    Selling, general and administrative                        15,038           118,309               --           133,347
    Costs of products sold                                        564            81,563               --            82,127
    Depreciation and amortization                                 165           109,676               --           109,841
                                                         ------------      ------------     ------------      ------------
           Total operating costs and expenses                  15,767           606,814               --           622,581
                                                         ------------      ------------     ------------      ------------
           Income from operations                             (14,863)          184,985               --           170,122
                                                         ------------      ------------     ------------      ------------
Other income (expense):
    Interest expense                                          (40,851)         (108,969)              --          (149,820)
    Interest income                                            20,412            13,559               --            33,971
    Equity in operations of theme park partnerships            21,002             3,052               --            24,054
    Other income (expense), including MI                           --            (1,983)              --            (1,983)
                                                         ------------      ------------     ------------      ------------
           Total other income (expense)                           563           (94,341)              --           (93,778)
                                                         ------------      ------------     ------------      ------------
           Income (loss) before income taxes                  (14,300)           90,644               --            76,344
Income tax expense (benefit)                                   (5,918)           46,634               --            40,716
                                                         ------------      ------------     ------------      ------------
           Income (loss) before extraordinary loss             (8,382)           44,010               --            35,628
Extraordinary loss on extinguishment of debt,
    net of income tax benefit                                      --              (788)              --              (788)
                                                         ------------      ------------     ------------      ------------
           Net income (loss)                             $     (8,382)           43,222               --            34,840
                                                         ============      ============     ============      ============
           Net income (loss) applicable to
              common stock                               $    (25,848)           43,222               --            17,374
                                                         ============      ============     ============      ============
Operating cash flows                                          (17,859)          136,869               --           119,010
                                                         ------------      ------------     ------------      ------------
Cash flows from investing activities:
    Additions to property and equipment                       (23,970)         (181,784)              --          (205,754)
    Investment in theme park partnerships                    (218,084)          (50,737)         208,082           (60,739)
    Transfer of interests in theme park partnerships               --           208,082         (208,082)               --
    Acquisition of theme park assets                               --           (50,593)              --           (50,593)
    Acquisition of theme park companies                      (981,395)          (56,017)              --        (1,037,412)
    Investment in subsidiaries                                (56,766)               --           56,766                --
    Purchase of restricted use investments                   (145,675)         (176,075)              --          (321,750)
    Maturities of restricted use investments                   11,365                --               --            11,365
                                                         ------------      ------------     ------------      ------------
                                                           (1,414,525)         (307,124)          56,766        (1,664,883)
                                                         ------------      ------------     ------------      ------------
Cash flows from financing activities:
    Repayment of long-term debt                                    --          (703,639)              --          (703,639)
    Proceeds from borrowings                                  531,703           830,000               --         1,361,703
    Capital contributions                                          --            56,766          (56,766)               --
    Advances to subsidiaries                                       --                --               --                --
    Net cash proceeds from issuance of stock                1,256,319                --               --         1,256,319
    Payment of cash dividends                                 (11,644)               --               --           (11,644)
    Payment of debt issuance costs                            (23,583)          (18,058)              --           (41,641)
                                                         ------------      ------------     ------------      ------------
                                                            1,752,795           165,069          (56,766)        1,861,098
Effect of exchange rate changes on cash                            --             1,065               --             1,065
                                                         ------------      ------------     ------------      ------------
Increase in cash and cash equivalents                    $    320,411            (4,121)              --           316,290
                                                         ============      ============     ============      ============

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      The debt indentures and credit facility agreement generally restrict the ability of the obligors to distribute assets to parent companies or in the case of Holdings to shareholders. The following table discloses the amounts available for distribution (other than permitted payments in respect of shared administrative and other corporate expenses and tax sharing payments) at December 31, 2000 by each debt group, excluding restrictions eliminated by the indenture amendments related to the 1997 Notes, based upon the most restrictive applicable limitation.

                                                                   Amount
                                                                 available
                                                               -------------
                                                               (In thousands)

       Holdings                                                    $201,634
       Six Flags Operations                                         844,811

      (7)   Fair Value of Financial Instruments

      The following table and accompanying information presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                          2000                                      1999
                                           -----------------------------------       -----------------------------------
                                            Carrying amount     Fair value           Carrying amount        Fair value
                                           --------------       --------------       --------------       --------------
      Financial assets (liabilities):
      Restricted-use investment
          securities                      $    88,149,000           88,138,000          108,894,000          108,782,000
      Long-term debt                       (2,322,313,000)      (2,271,779,000)      (2,204,988,000)      (2,183,636,000)
      Foreign currency forward
          purchase agreements                          --                   --                   --               59,000
      Interest rate swap agreements                    --           (4,996,000)                  --                   --

      The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except for the foreign currency forward purchase agreements and the interest rate swap agreements (Note 5) which are not reflected in the consolidated balance sheets.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      o The fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

      o Restricted-use investment securities: The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      o Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's investment bankers or based upon quoted market prices.

      o Derivative financial instruments: The fair value of the Company's derivative financial instruments is determined by the counterparty financial institution.

(8)   Income Taxes

      Income tax expense (benefit) allocated to operations for 2000, 1999 and 1998 consists of the following:

                             Current          Deferred            Total
                          ------------      ------------      ------------
      2000:

      U.S. federal        $    (10,000)       (2,211,000)       (2,221,000)
      Foreign                3,792,000         4,388,000         8,180,000
      State and local         (377,000)           40,000          (337,000)
                          ------------      ------------      ------------
                          $  3,405,000         2,217,000         5,622,000
                          ============      ============      ============
      1999:

      U.S. federal        $   (683,000)       18,338,000        17,655,000
      Foreign                1,058,000         3,072,000         4,130,000
      State and local         (591,000)        3,266,000         2,675,000
                          ------------      ------------      ------------
                          $   (216,000)       24,676,000        24,460,000
                          ============      ============      ============
      1998:

      U.S. federal        $   (564,000)       32,318,000        31,754,000
      Foreign                1,049,000         5,146,000         6,195,000
      State and local        1,007,000         1,760,000         2,767,000
                          ------------      ------------      ------------
                          $  1,492,000        39,224,000        40,716,000
                          ============      ============      ============

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2000, 1999 and 1998 to income (loss) before income taxes as follows:

                                                       2000              1999             1998
                                                  ------------      ------------     ------------
      Computed "expected" federal income tax
          expense (benefit)                       $(16,218,000)        1,830,000       26,720,000
      Amortization of goodwill                      13,643,000        11,973,000        9,970,000
      Nondeductible compensation                     3,779,000         6,786,000          656,000
      Other, net                                       499,000           864,000         (129,000)
      Effect of foreign income taxes                 4,145,000         1,215,000        1,645,000
      Effect of state and local income taxes,
          net of federal tax benefit                  (226,000)        1,792,000        1,854,000
                                                  ------------      ------------     ------------
                                                  $  5,622,000        24,460,000       40,716,000
                                                  ============      ============     ============

      There were no extraordinary losses in 2000. An income tax benefit of $7,530,000 was allocated to extraordinary loss for 1999. The U.S. federal benefit component was $6,539,000 and the state and local benefit component was $991,000. There were no foreign extraordinary losses in 1999. An income tax benefit of $526,000 was allocated to extraordinary loss for 1998. The U.S. federal benefit component was $457,000 and the state and local benefit component was $69,000. There were no foreign extraordinary losses in 1998.

      Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 2000 and 1999, are presented below:

                                                             2000             1999             1998
                                                         ------------     ------------     ------------
      Deferred tax assets before valuation allowance
                                                         $286,098,000      213,244,000      172,227,000
      Less valuation allowance                              1,196,000        1,196,000        1,196,000
                                                         ------------     ------------     ------------
      Net deferred tax assets                             284,902,000      212,048,000      171,031,000
      Deferred tax liabilities                            429,821,000      354,008,000      323,009,000
                                                         ------------     ------------     ------------
      Net deferred tax liability                         $144,919,000      141,960,000      151,978,000
                                                         ============     ============     ============

      The Company's deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of the Company's tax basis in the corresponding assets. The majority of the Company's property and equipment is depreciated over a 7-year period for tax reporting purposes and a longer 20-to-25 year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income. Because most of the Company's depreciable assets' financial carrying amounts and tax basis difference will reverse before the expiration of the Company's net operating loss

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that the Company will more likely than not realize the benefits of these net future deductions.

      As of December 31, 2000, the Company has approximately $751,468,000 of net operating loss carryforwards available for federal income tax purposes which expire through 2020. Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. Additionally at December 31, 2000, the Company had approximately $7,537,000 of alternative minimum tax credits which have no expiration date.

      The Company has experienced ownership changes within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. The Company experienced an ownership change on June 4, 1996, as a result of the issuance of shares of common stock and the conversion of preferred stock into additional shares of common stock. This ownership change limits the amount of the Company's post-October 1992 through June 1996 net operating loss carryforwards that can be used in any year.

      Included in the Company's tax net operating loss carryforward amounts are approximately $249,353,000 of net operating loss carryforwards of SFEC generated prior to its acquisition by the Company. SFEC experienced an ownership change on April 1, 1998 as a result of the Six Flags Acquisition. Due to this ownership change, no more than $49,200,000 of pre-acquisition net operating loss carryforwards may be used to offset taxable income in any year; however, it is more likely than not that all of the Company's carryforwards generated subsequent to October 1992 and all of the SFEC's pre-acquisition carryfowards will be fully utilized by the Company before their expiration.

      During 1999, the Company reduced goodwill by approximately $1,700,000 for the tax benefit from certain reimbursed costs arising from contingencies related to the Six Flags Acquisition.

(9)   Preferred Stock, Common Stock and Other Stockholders' Equity

      (a)   Preferred Stock

            The Company has authorized 5,000,000 shares of preferred stock, $1.00 par value per share. All shares of preferred stock rank senior and prior in right to all of the Company's now or hereafter issued common stock with respect to dividend payments and distribution of assets upon liquidation or dissolution of the Company.

            PIES

            In connection with the Company's acquisition of SFEC on April 1, 1998, the Company issued 5,750,000 PIES for gross proceeds of $310,500,000, each representing one five-hundredth of a share of the Company's mandatorily convertible preferred stock (an aggregate of 11,500 shares of preferred stock). See Note 2. The PIES accrue cumulative dividends (payable, at the Company's option, in cash or shares of common stock) at 7 1/2% per annum (approximately $23,288,000 per annum) and are mandatorily convertible into shares of common stock

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            on April 1, 2001. Holders can voluntarily convert the PIES into shares of common stock at any time prior to April 1, 2001.

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

            PIERS

            In January 2001, the Company issued 11,500,000 Preferred Income Equity Redeemable Shares (PIERS), for proceeds of $278,530,000, net of the underwriting discount of $8,970,000. See Note 1(a) for description of the use of the proceeds. Each PIERS represents one one-hundredth of a share of the Company's 7 1/4% manditorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at the Company's option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum). Holders can voluntarily convert the PIERS into shares of common stock at any time prior to August 15, 2009.

            Prior to August 15, 2009, each of the PIERS is convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject to adjustment in certain circumstances (the Conversion Price). At any time on or after February 15, 2004 and at the then applicable conversion rate, the Company may cause the PIERS, in whole or in part, to be automatically converted if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of the Company's common stock exceeds 120% of the then prevailing Conversion Price. On August 15, 2009, the PIERS are manditorily redeemable in cash equal to 100% of the liquidation preference (initially $25.00 per PIERS), plus any accrued and unpaid dividends.

            The PIERS rank on a parity with the PIES. The PIERS are not reflected in the Company's December 31, 2000 consolidated balance sheet as the PIERS were issued on January 23, 2001.

      (b)   Common Stock

            On June 9, 1998, the Company's common shareholders approved a two-for-one stock split effective July 24, 1998. The par value of the common stock was decreased to $.025 per share from $.05 per share. Additionally, the authorized common shares of the Company were increased to 150,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements reflect the stock split as if it had occurred as of January 1, 1998.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      (c)   Stock Options and Warrants

            Certain members of the Company's management and professional staff have been issued seven-year options to purchase common shares under the Company's 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans). Under the Option Plans, stock options are granted with an exercise price equal to the underlying stock's fair value at the date of grant. Except for conditional options issued in 1998, options may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment. There were 1,531,000 conditional stock options granted in 1998. These options have the same vesting schedule as the unconditional stock options, except that no conditional option could be exercised until after the conditions of the stock option were met. The conditions related to the exercise of these stock options were met during December 1999.

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

            At December 31, 2000, there were 2,102,199 additional shares available for grant under the Option Plans. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $13.65, $17.43 and $12.74, respectively, on the date of grant using the Black--Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0%, risk-free interest rate of 6.28%, expected volatility of 80%, and an expected life of 5 years. 1999 - expected dividend yield 0%, risk-free interest rate of 5.5%, expected volatility of 84%, and an expected life of 5 years; 1998 - expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 92% and an expected life of 5 years.

            No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for all its unconditional stock options, the Company's net income (loss) would have been as indicated below:

                                                                              2000              1999              1998
                                                                        --------------    --------------    --------------
      Net income (loss) applicable to common stock:
             As reported                                                $  (75,247,000)      (53,814,000)       17,374,000
             Pro forma                                                     (97,049,000)      (74,617,000)       11,212,000
      Net income (loss) per weighted average common share outstanding
          - basic:
             As reported                                                         (0.96)            (0.69)             0.26
             Pro forma                                                           (1.23)            (0.96)             0.17

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      Stock option activity during the years indicated is as follows:

                                                                 Weighted-
                                                                  Average
                                                   Number of     Exercise
                                                    Shares        Price
                                                  ----------    ----------
      Balance at December 31, 1997                 1,559,401    $     6.92
          Granted                                  3,507,000         17.50
          Exercised                                 (216,485)         3.52
          Forfeited                                       --            --
          Expired                                         --            --
                                                  ----------
      Balance at December 31, 1998                 4,849,916         14.72
          Granted                                  3,440,000         25.00
          Exercised                                 (354,565)         7.30
          Forfeited                                  (93,600)        17.50
          Expired                                         --            --
                                                  ----------
      Balance at December 31, 1999                 7,841,751         19.55
          Granted                                    151,000         20.00
          Exercised                                 (377,501)         9.70
          Forfeited                                 (183,400)        21.52
          Expired                                         --            --
                                                  ----------
      Balance at December 31, 2000                 7,431,850    $    20.11
                                                  ==========    ==========

            At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.50 to $25.00 and 5.04 years, respectively.

            At December 31, 2000, 1999 and 1998, options exercisable were 4,101,500, 3,245,800 and 1,366,700, respectively, and weighted-average exercise price of those options was $18.25, $15.23 and $9.83, respectively.

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

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

            Each right entitles its holder (except a holder who is the acquiring person) to purchase 1/1000 of a share of a junior participating series of preferred stock designated to have economic and voting terms similar to those of one share of common stock for $250.00, subject to adjustment. In the event of certain merger or asset sale transactions with another party or transactions which would increase the equity ownership of a stockholder who then owned 15% or more of the voting shares of the Company, each right will entitle its holder to purchase securities of the merging or acquiring party with a value equal to twice the exercise price of the right.

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

      (10)  Pension Benefits

            As part of the Six Flags Acquisition, the Company assumed the obligations related to the SFTP Defined Benefit Plan (the Benefit
            Plan). The Benefit Plan covered substantially all of SFTP's full-time employees. During 1999 the Benefit Plan was extended to cover substantially all of the Company's domestic full-time employees. The Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Benefit Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. Benefit Plan assets are invested primarily in common stock and mutual funds. The Benefit Plan does not have significant liabilities other than benefit obligations. Under the Company's funding policy, contributions to the Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

        The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in the Company's consolidated balance sheets:

                                                                         2000            1999
                                                                     ------------    ------------
      Change in benefit obligation:
          Benefit obligation, January 1                              $ 72,189,000      74,658,000
          Service cost                                                  3,309,000       3,644,000
          Interest cost                                                 5,952,000       5,459,000
          Plan amendments                                                      --       2,723,000
          Actuarial (gain) loss                                         4,872,000     (12,587,000)
          Benefits paid                                                (2,009,000)     (1,708,000)
                                                                     ------------    ------------
      Benefit obligation at December 31                                84,313,000      72,189,000
                                                                     ------------    ------------

      Change in plan assets:
          Fair value of assets, January 1                              89,958,000      87,270,000
          Actual return on plan assets                                    312,000       4,396,000
          Benefits paid                                                (2,009,000)     (1,708,000)
                                                                     ------------    ------------
      Fair value of assets at December 31                              88,261,000      89,958,000
                                                                     ------------    ------------

      Plan assets in excess of benefit obligations                      3,948,000      17,769,000
      Unrecognized net actuarial (gain) loss                            6,668,000      (5,891,000)
      Unrecognized prior service cost                                   2,203,000       2,463,000
                                                                     ------------    ------------
      Prepaid benefit cost (included in deposits and other assets)   $ 12,819,000      14,341,000
                                                                     ============    ============

      Net pension expense of the Benefit Plan for each of the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998, included the following components:

                                                2000           1999           1998
                                           -----------    -----------    -----------
      Service cost                         $ 3,309,000      3,644,000      2,444,000
      Interest cost                          5,952,000      5,459,000      3,808,000
      Expected return on plan assets        (7,999,000)    (7,774,000)    (5,657,000)
      Amortization of prior service cost       260,000        260,000             --
                                           -----------    -----------    -----------
      Net periodic benefit cost            $ 1,522,000      1,589,000        595,000
                                           ===========    ===========    ===========

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 2000, 1999 and 1998 was 7.50%, 7.75% and 6.75%, respectively. The rate of increase in future compensation levels was 4.50%, 4.75% and 4.5% in 2000, 1999 and 1998, respectively. The expected long-term rate of return on assets was 9% in each year.

(11)  401(k) Plan

      The Company has a qualified, contributory 401(k) plan (the 401(k) Plan). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. The Company matches 100% of the first 2% and 25% of the next 6% of salary

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. The Company recognized approximately $1,730,000, $1,874,000 and $417,000 of related expense in the years ended December 31, 2000, 1999 and 1998, respectively.

      As part of the acquisition of Six Flags by the Company, the Company assumed the administration of SFEC's savings plan. Under the provisions of the SFEC's savings plan, all full-time and seasonal employees of SFEC completing one year of service (minimum 1,000 hours) and attaining age 21 were eligible to participate and could contribute up to 6% of compensation as a tax deferred basic contribution. Each participant could also elect to make additional contributions of up to 10% of compensation (up to 4% tax deferred). Tax deferred contributions to the savings plan could not exceed amounts defined by the Internal Revenue Service ($10,000 for 1998). Both the basic and additional contributions were at all times vested. SFEC, at its discretion, could make matching contributions of up to 100% of its employees' basic contributions. SFEC made $743,000 in contributions for the 1998 plan year. During the first quarter of 1999, the SFEC's savings plan was merged into the Company's 401(k) Plan.

(12)  Commitments and Contingencies

      The Company leases the sites of Wyandot Lake, Enchanted Village, Six Flags Mexico, and each of the two Waterworld/USA locations. The Company also leases portions of the sites of Six Flags Kentucky Kingdom, Six Flags New England, Six Flags Holland, and Warner Bros. Movie World Germany. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2000, 1999 and 1998, the Company recognized approximately $3,883,000, $2,045,000 and $1,002,000, respectively, of rental expense under these rent agreements.

      Total rental expense, including office space and park sites, was approximately $9,274,000, $7,352,000 and $7,918,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Future obligations under operating leases, including site leases, at December 31, 2000, are summarized as follows (in thousands):

           Year ending December 31,
           ------------------------
                     2001                                   $ 4,123
                     2002                                     3,769
                     2003                                     3,454
                     2004                                     3,241
                     2005 and thereafter                     66,856
                                                            -------
                                                            $81,443
                                                            =======

      In connection with the acquisition of SFEC by the Company in 1998, the Company entered into a license agreement (the License Agreement) pursuant to which it obtained the exclusive right for a term of 55 years to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use during the term of the License Agreement.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

      Under the License Agreement, the Company pays an annual license fee of $2,500,000 through 2005. Thereafter, the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis.

      On March 21, 1999, a raft capsized in the river rapids ride at Six Flags Over Texas, one of the Company's Partnership Parks, resulting in one fatality and injuries to ten others. As a result of the fatality, a case entitled Jerry L. Cartwright, et al vs. Premier Parks, Inc. d/b/a Six Flags Over Texas, Inc. was commenced seeking unspecified damages. The Partnership Park is covered by the Company's multi-layered general liability insurance coverage of up to $100,000,000 per occurrence, with no self-insured retention. The Company does not believe that the impact of this incident or the resulting lawsuit will have a material adverse effect on the Company's consolidated financial position, operations, or liquidity.

      In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The compensatory damages judgment has been paid and the Company has been advised that TWE is considering an appeal to the United States Supreme Court of the punitive damages judgment. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al v. Time Warner Entertainment Company, LP et al based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags Acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

      The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to the Company's consolidated financial position, operations, or liquidity after consideration of recorded accruals.

(13)  Business Segments

      The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                                                                  2000           1999           1998
                                                               -----------    -----------    -----------
                                                                           (In thousands)
      Theme park revenues                                      $ 1,215,177      1,152,258        994,296
      Theme park cash expenses                                    (746,841)      (712,111)      (612,827)
                                                               -----------    -----------    -----------
      Aggregate park EBITDA                                        468,336        440,147        381,469
      Third-party share of EBITDA from parks accounted for
          under the equity method                                  (41,827)       (40,761)       (41,064)
      Amortization of investment in theme park partnerships        (20,370)       (15,826)        (9,763)
      Unallocated net expenses, including corporate and
          expenses from parks acquired after completion of
          the operating season                                     (47,720)       (54,625)       (28,608)
      Depreciation and amortization                               (179,989)      (154,264)      (109,841)
      Interest expense                                            (232,336)      (193,965)      (149,820)
      Interest income                                                7,569         24,524         33,971
                                                               -----------    -----------    -----------
      Income (loss) before income taxes                        $   (46,337)         5,230         76,344
                                                               ===========    ===========    ===========
      Theme park revenues                                      $ 1,215,177      1,152,258        994,296
      Theme park revenues from parks accounted for under the
          equity method                                           (208,196)      (225,274)      (201,933)
      Other revenues                                                    --             --            340
                                                               -----------    -----------    -----------
      Consolidated total revenues                              $ 1,006,981        926,984        792,703
                                                               ===========    ===========    ===========

      Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenues by domestic and foreign categories for 2000, 1999 and 1998:

                                   Domestic     Foreign        Total
                                  ----------   ----------   ----------
                                            (In thousands)
          2000:
              Long-lived assets   $3,346,733      504,414    3,851,147
              Revenues               839,251      167,730    1,006,981

          1999:
              Long-lived assets   $3,267,019      441,925    3,708,944
              Revenues               830,578       96,406      926,984

          1998:
              Long-lived assets   $2,944,036      188,826    3,132,862
              Revenues               725,946       66,757      792,703

(14)  Quarterly Financial Information (Unaudited)

      Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999:

                                                                                 2000
                                            ---------------------------------------------------------------------------------
                                                 First            Second           Third          Fourth             Full
                                                quarter           quarter         quarter         quarter            year
                                           ----------------     -----------     -----------     -----------     -------------
      Total revenue                        $     30,893,000     341,079,000     547,439,000      87,570,000     1,006,981,000
      Net income (loss) applicable to
          common stock                         (119,714,000)      9,932,000     128,828,000     (94,293,000)      (75,247,000)
      Net income (loss) per weighted
        average common share outstanding:
             Basic                                    (1.53)           0.13            1.64           (1.19)            (0.96)
             Diluted                                  (1.53)           0.12            1.49           (1.19)            (0.96)

                                                                                 1999
                                            ---------------------------------------------------------------------------------
                                                 First            Second           Third          Fourth             Full
                                                quarter           quarter         quarter         quarter            year
                                           ----------------     -----------     -----------     -----------     -------------
      Total revenue                        $     38,580,000     314,142,000     495,404,000      78,858,000       926,984,000
      Net income (loss) applicable to
          common stock                          (99,222,000)     12,273,000     125,809,000     (92,674,000)      (53,814,000)
      Net income (loss) per weighted
        average common share outstanding:
             Basic                                    (1.29)           0.16            1.61           (1.18)            (0.69)
             Diluted                                  (1.29)           0.15            1.46           (1.18)            (0.69)

                             EXHIBIT INDEX                                  Page
                             -------------                                  ----

(3)   Articles of Incorporation and By-Laws:

      (a) Certificate of Designation of Series A Junior Preferred Stock of Registrant -- incorporated by reference from Exhibit 2(1.C) to Registrant's Form 8-A dated January 21, 1998.

      (b) Restated Certificate of Incorporation of Registrant dated March 25, 1998 -- incorporated by reference from Exhibit 3 to Registrant's Current Report on Form 8-K filed on March 26, 1998.

      (c) Certificate of Designation, Rights and Preferences for 7 1/2% Mandatorily Convertible Preferred Stock of Registrant -- incorporated by reference from Exhibit 4(s) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

      (d) Certificate of Amendment of Certificate of Incorporation of Registrant dated July 24, 1998 -- incorporated by reference from
            Exhibit 3(p) to Registrant's Form 10-K for the year ended December 31, 1998.

      (e) Certificate of Amendment of Certificate of Incorporation of Registrant dated June 30, 2000 -- incorporated by reference from
            Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended June 30, 2000.

      (f) Certificate of Designation, Rights and Preferences for 7 1/4% Convertible Preferred Stock of Registrant -- incorporated by reference from Exhibit 5 to Registrant's Current Report on Form 8-K filed on January 23, 2001.

      (g) Amended and Restated By-laws of Registrant -- incorporated by reference from Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended June 30, 2000.

(4)   Instruments Defining the Rights of Security Holders, Including Indentures:

      (a) Form of Subscription Agreement between the Registrant and each of the purchasers of shares of Preferred Stock -- incorporated by reference from Exhibit 4(10) to the Registration Statement.

      (b) Form of Subscription Agreement, dated October 1992, between the Registrant and certain investors -- incorporated by reference from
            Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated October 30, 1992.

      (c)   Form of Common Stock Certificate-- incorporated by reference from
            Exhibit 4(l) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996. (d) Form of Depository Receipt evidencing ownership of Registrant's Premium Income Equity Securities-- incorporated by reference from Exhibit 4(k) to Registrant's Registration Statement on Form S-3 (Reg. No. 333-45859) declared effective on March 26, 1998.

      (e) Indenture dated as of April 1, 1998 between Registrant and The Bank of New York, as Trustee, with respect to Registrant's 10% Senior Discount Notes due 2008 -- incorporated by reference from Exhibit 4(o) to Registrant's Registration Statement on Form S-3 (Reg. No. 333-45859) declared effective on March 26, 1998.

      (f) Indenture dated as of April 1, 1998 between Registrant and The Bank of New York, as Trustee, with respect to Registrant's 9 1/4% Senior Discount Notes due 2006 -- incorporated by reference from Exhibit 4(p) to Registrant's Registration Statement on Form S-3 (Reg. No. 333-45859) declared effective on March 26, 1998.

      (g) Indenture dated as of April 1, 1998 between Registrant and The Bank of New York, as Trustee, with respect to Registrant's 8 7/8% Senior Discount Notes due 2006 -- incorporated by reference from Exhibit 4(q) to Registrant's Registration Statement on Form S-3 (Reg. No. 333-45859) declared effective on March 26, 1998.

      (h) Deposit Agreement dated as of April 1, 1998 among Registrant, The Bank of New York and the holder from time to time of depositary receipts executed and delivered thereunder -- incorporated by reference from Exhibit 4(u) to Registrant's Registration Statement on Form S-3 (Reg. No. 333-45859) declared effective on March 26, 1998.

      (i) Indenture and First Supplemental Indenture dated as of June 30, 1999 between Registrant and The Bank of New York with respect to Registrant's 9 3/4% Senior Notes due 2007 -- incorporated by reference from Exhibits 4.1 and 4.2 to Registrant's Current Report on Form 8-K dated July 2, 1999.

99.1  *(j)  Indenture dated as of February 2, 2001 between Registrant and The
            Bank of New York with respect to Registrant's 9 1/2% Senior Notes due 2009.

      (k) Form of Deposit Agreement dated as of January 23, 2001 among Registrant, The Bank of New York, as Depositary, and owners and holders of depositary receipts -- incorporated by reference from
            Exhibit 12 to Registrant's Form 8-A12B filed on January 23, 2001.

      (l) Form of Depository Receipt evidencing ownership of Registrant's Preferred Income Equity Redeemable Securities -- incorporated by reference from Exhibit 13 to Registrant's Form 8-A12B filed on January 23, 2001.

      (m) Form of 7 1/4% Convertible Preferred Stock Certificate -- incorporated by reference from Exhibit 14 to Registrant's Form 8-A12B filed on January 23, 2001.

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

      (c) Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc.-- incorporated by reference from Exhibit 10(o) to Registrant's Form 10-K for the year ended December 31, 1995.

      (d) Consulting and Non-Competition Agreement, dated October 30, 1996, between Registrant and Arnold S. Gurtler-- incorporated by reference from Exhibit 10(u) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (e) Non-Competition Agreement, dated as of October 30, 1996 between Registrant and Ascent Entertainment Group, Inc.-- incorporated by reference from Exhibit 10(s) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (f) Consulting Agreement, dated December 4, 1996, between Registrant and Charles R. Wood -- incorporated by reference from Exhibit 10(b) to Registrant's Current Report on Form 8-K, dated December 13, 1996.

      (g) Non-Competition Agreement dated as of December 4, 1996 between Registrant and Charles R. Wood -- incorporated by reference from
            Exhibit 10(c) of Registrant's Current Report on Form 8-K, dated December 13, 1996.

      (h) Registrant's 1996 Stock Option and Incentive Plan -- incorporated by reference from Exhibit 10(z) to Registrant's Form 10-K for the year ended December 31, 1997.

      (i) 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997 -- incorporated by reference from Exhibit 10(aa) to Registrant's Form 10-K for the year ended December 31, 1997.

      (j) Purchase Option Agreement among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997 -- incorporated by reference from Exhibit 10(ab) to Registrant's Form 10-K for the year ended December 31, 1997.

      (k) Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997 -- incorporated by reference from Exhibit 10(ac) to Registrant's Form 10-K for the year ended December 31, 1997.

      (l) Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 -- incorporated by reference from Exhibit 10(ad) to Registrant's Form 10-K for the year ended December 31, 1997.

      (m) Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 -- incorporated by reference from Exhibit 10(ae) to Registrant's Form 10-K for the year ended December 31, 1997.

      (n) Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Kieran E. Burke -- incorporated by reference from
            Exhibit 10(af) to Registrant's Form 10-K for the year ended December 31, 1997.

      (o) Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Gary Story -- incorporated by reference from Exhibit 10(ag) to Registrant's Form 10-K for the year ended December 31, 1997.

      (p) Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and James F. Dannhauser -- incorporated by reference from
            Exhibit 10(ah) to Registrant's Form 10-K for the year ended December 31, 1997.

      (q) Rights Agreement dated as of January 12, 1998 between Premier Parks Inc. and Bank One Trust Company, N.A., as Rights Agent-- incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 15, 1997.

      (r) Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V.-- incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 15, 1997.

      (s) Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others -- incorporated by reference from Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 9, 1998.

      (t) Agreement and Plan of Merger dated as of February 9, 1998, by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation -- incorporated by reference from
            Exhibit 2.1 to Registrant's Current Report on Form 8-K dated March 25, 1998.

      (u) Amended and Restated Rights Agreement between Premier Parks Inc. and Bank One Trust Company, as Rights Agent -- incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 15, 1997, as amended.

      (v) Registrant's 1998 Stock Option and Incentive Plan -- incorporated by reference from Exhibit 10(ap) to Registrant's Form 10-K for the year ended December 31, 1998.

      (w) Subordinated Indemnity Agreement dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein -- incorporated by reference from Exhibit 2(b) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

      (x) Sale and Purchase Agreement dated as of October , 1998 by and between Registrant and Fiesta Texas Theme Park, Ltd. -- incorporated by reference from Exhibit 10(at) to Registrant's Form 10-K for the year ended December 31, 1998.

      (y) Overall Agreement dated as of February 15, 1997 among Six Flags Fund, Ltd. (L.P.), Salkin II Inc., SFOG II Employee, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, Inc., Six Flags Over Georgia, Inc., Six Flags Series of Georgia, Inc., Six Flags Theme Parks Inc. and Six Flags Entertainment Corporation-- incorporated by reference from Exhibit 10(au) to Registrant's Form 10-K for the year ended December 31, 1998.

      (z) Overall Agreement dated as of November 24, 1997 among Six Flags Over Texas Fund, Ltd., Flags' Directors LLC, FD-II, LLC, Texas Flags Ltd., SFOT Employee, Inc., SFOT Parks Inc. and Six Flags Entertainment Corporation -- incorporated by reference from Exhibit 10(av) to Registrant's Form 10-K for the year ended December 31, 1998.

      (aa) Credit Agreement dated as of November 5, 1999 among Registrant, certain subsidiaries named therein, the Lenders from time to time party thereto, The Bank of New York, as Syndicate Agent, Bank of America, N.A. and The Bank of Nova Scotia, as Documentation Agents, Lehman Brothers Inc. and Lehman Brothers International (Europe) Inc., as Advisors, Lead Arrangers and Bank Managers, and Lehman Commerical Paper Inc., as Administrative Agent-- incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

99.2  *(bb) Stock Purchase Agreement dated as of December 6, 2000 among
            Registrant, EPI Realty Holdings, Inc., Enchanted Parks, Inc., and Jeffrey Stock.

99.3  *(cc) Asset Purchase Agreement dated as of January 8, 2001 between
            Registrant and Sea World, Inc.

99.4  *(dd) Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and Kieran E. Burke.

99.5  *(ee) Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and Gary Story.

99.6  *(ff) Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and James F. Dannhauser.

*(21) Subsidiaries of the Registrant.

*(23.1) Consent of KPMG LLP.

----------
*Filed herewith.