Form 10-Q
period 2001-03-31
SIX FLAGS INC
filed 2001-05-15
CIK 701374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31 , 2001

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

            At May 7, 2001, Six Flags, Inc. had outstanding 91,889,363 shares of Common Stock, par value $.025 per share.


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                      MARCH 31,        DECEMBER 31,
                                                        2001               2000
                                                   --------------     --------------
                                                    (UNAUDITED)
ASSETS

   Current assets:
     Cash and cash equivalents                     $   71,885,000     $   42,978,000
     Accounts receivable                               48,611,000         40,771,000
     Inventories                                       36,401,000         28,588,000
     Prepaid expenses and other current assets         40,112,000         35,855,000
     Restricted-use investment securities              12,950,000         12,773,000
                                                   --------------     --------------
        Total current assets                          209,959,000        160,965,000

   Other assets:
     Debt issuance costs                               51,929,000         46,967,000
     Restricted-use investment securities              70,418,000         75,376,000
     Deposits and other assets                         56,930,000         56,884,000
                                                   --------------     --------------
        Total other assets                            179,277,000        179,227,000

   Property and equipment, at cost                  2,653,921,000      2,585,927,000
     Less accumulated depreciation                    360,440,000        328,027,000
                                                   --------------     --------------
        Total property and equipment                2,293,481,000      2,257,900,000

   Investment in theme park partnerships              369,534,000        386,638,000

   Intangible assets, principally goodwill          1,419,802,000      1,354,289,000
     Less accumulated amortization                    161,475,000        147,680,000
                                                   --------------     --------------

        Total intangible assets                     1,258,327,000      1,206,609,000
                                                   --------------     --------------

        Total assets                               $4,310,578,000     $4,191,339,000
                                                   ==============     ==============


See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31, 2001      DECEMBER 31, 2000
                                                            --------------      -----------------
                                                              (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                                     $    55,756,000      $    45,315,000
       Accrued liabilities                                       52,044,000           62,727,000
       Accrued interest payable                                  43,344,000           24,353,000
       Deferred income                                           31,920,000            8,788,000
       Current portion of long-term debt                        102,340,000            2,401,000
                                                            ---------------      ---------------
          Total current liabilities                             285,404,000          143,584,000
     Long-term debt                                           2,262,498,000        2,319,912,000
     Other long-term liabilities                                 47,718,000           37,937,000
     Deferred income taxes                                       49,930,000          144,919,000

     Manditorily redeemable preferred stock (redemption
       value of $287,500,000)                                   278,312,000                   --

     Stockholders' equity:
       Preferred stock of $1.00 par value                            12,000               12,000
       Common stock of $.025 par value                            2,002,000            2,001,000
       Capital in excess of par value                         1,726,854,000        1,725,890,000
       Accumulated deficit                                     (259,862,000)        (128,928,000)
       Deferred compensation                                     (4,724,000)          (5,399,000)
       Accumulated other comprehensive income (loss)            (77,566,000)         (48,589,000)
                                                            ---------------      ---------------
          Total stockholders' equity                          1,386,716,000        1,544,987,000
                                                            ---------------      ---------------

          Total liabilities and stockholders' equity        $ 4,310,578,000      $ 4,191,339,000
                                                            ===============      ===============


See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                              2001                2000
                                                          -------------      -------------
   Revenue:
     Theme park admissions                                $  14,419,000      $  12,349,000
     Theme park food, merchandise and other                  20,750,000         18,544,000
                                                          -------------      -------------
          Total revenue                                      35,169,000         30,893,000
                                                          -------------      -------------

   Operating costs and expenses:
     Operating expenses                                      64,518,000         59,193,000
     Selling, general and administrative                     34,922,000         34,008,000
     Noncash compensation (primarily selling,
        general and administrative)                           1,357,000          3,147,000
     Costs of products sold                                   2,987,000          2,468,000
     Depreciation and amortization                           48,263,000         42,132,000
                                                          -------------      -------------
          Total operating costs and expenses                152,047,000        140,948,000
                                                          -------------      -------------
          Loss from operations                             (116,878,000)      (110,055,000)
                                                          -------------      -------------

   Other income (expense):
     Interest expense                                       (58,973,000)       (55,360,000)
     Interest income                                          2,959,000          2,305,000
     Equity in operations of theme park partnerships        (14,376,000)       (14,155,000)
     Other income (expense)                                  (3,159,000)           257,000
                                                          -------------      -------------
          Total other income (expense)                      (73,549,000)       (66,953,000)
                                                          -------------      -------------
          Loss before income taxes and
             extraordinary loss                            (190,427,000)      (177,008,000)
   Income tax benefit                                        67,976,000         63,116,000
                                                          -------------      -------------
          Loss before extraordinary loss                   (122,451,000)      (113,892,000)
   Extraordinary loss on extinguishment of debt, net
          of income tax benefit of $5,088,000 in 2001        (8,301,000)                --
                                                          -------------      -------------
          Net loss                                        $(130,752,000)     $(113,892,000)
                                                          =============      =============
          Net loss applicable to common stock             $(140,602,000)     $(119,714,000)
                                                          =============      =============

   Per share amounts:
   Loss per average share - basic and diluted:
          Loss before extraordinary loss                  $       (1.65)     $       (1.53)
          Extraordinary loss                                      (0.11)                --
                                                          -------------      -------------

          Net loss                                        $       (1.76)     $       (1.53)
                                                          =============      =============

   Weighted average number of common shares
   outstanding - basic and diluted                           80,081,000         78,489,000
                                                          =============      =============


See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                     2001              2000
                                                                -------------      ------------

      Net loss                                                  $(130,752,000)     $(113,892,000)
      Other comprehensive income (loss):
        Foreign currency translation adjustment                   (22,281,000)       (10,471,000)
        Cumulative effect of change in accounting principle        (3,098,000)                --
        Net change in fair value of derivative instruments         (4,375,000)                --
        Reclassifications of amounts taken to operations              777,000                 --
                                                                -------------      -------------
      Comprehensive loss                                        $(159,729,000)     $(124,363,000)
                                                                =============      =============




See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                 2001               2000
                                                                             -------------      -------------
         Cash flow from operating activities:
                  Net loss                                                   $(130,752,000)     $(113,892,000)
            Adjustments to reconcile net loss
            to net cash used in operating activities
            (net of effects of acquisitions):
                  Depreciation and amortization                                 48,263,000         42,132,000
                  Equity in operations of theme park partnerships,
                     net of cash received                                       18,796,000         14,155,000
                  Minority interest in loss                                             --            207,000
                  Noncash compensation                                           1,357,000          3,147,000
                  Interest accretion on notes payable                            8,116,000          7,318,000
                  Interest accretion on restricted-use investments                      --         (1,438,000)
                  Extraordinary loss on early extinguishment of debt            13,389,000                 --
                  Amortization of debt issuance costs                            2,279,000          2,397,000
                  Gain on sale of fixed assets                                     (41,000)                --
                  Increase in accounts receivable                               (7,840,000)        (9,637,000)
                  Increase in inventories and prepaid expenses and other
                     current assets                                            (11,379,000)       (10,296,000)
                  (Increase) decrease in deposits and other assets                 (46,000)         2,959,000
                  Increase in accounts payable, accrued expenses
                     and other liabilities                                      13,530,000         46,584,000
                  Increase in accrued interest payable                          18,991,000         18,707,000
                  Deferred income taxes                                        (73,064,000)       (63,406,000)
                                                                             -------------      -------------
                     Total adjustments                                          32,351,000         52,829,000
                         Net cash used in operating activities                 (98,401,000)       (61,063,000)
                                                                             -------------      -------------

         Cash flow from investing activities:
                  Additions to property and equipment                          (52,951,000)      (117,985,000)
                  Investment in theme park partnerships                         (1,692,000)       (12,752,000)
                  Acquisition of theme park assets                            (111,416,000)                --
                  Purchase of restricted-use investments                        (1,041,000)                --
                  Maturities of restricted-use investments                       5,822,000                 --
                  Proceeds from sale of assets                                   2,420,000                 --
                                                                             -------------      -------------
                         Net cash used in investing activities                (158,858,000)      (130,737,000)

         Cash flow from financing activities:
                  Repayment of long-term debt                                 (480,636,000)       (42,242,000)
                  Proceeds from borrowings                                     504,427,000        161,000,000
                  Net cash proceeds from issuance of preferred stock           278,130,000                 --
                  Net cash proceeds from issuance of common stock                  282,000          2,221,000
                  Payment of cash dividends                                     (5,822,000)        (5,822,000)
                  Payment of debt issuance costs                               (10,012,000)                --
                                                                             -------------      -------------
                         Net cash provided by financing activities             286,369,000        115,157,000
                                                                             -------------      -------------
         Effect of exchange rate changes on cash                                  (203,000)        (4,311,000)
                                                                             -------------      -------------
         Increase (decrease) in cash and cash equivalents                       28,907,000        (80,954,000)
         Cash and cash equivalents at beginning of period                       42,978,000        138,131,000
                                                                             -------------      -------------
         Cash and cash equivalents at end of period                          $  71,885,000      $  57,177,000
                                                                             =============      =============
         Supplementary Cash Flow Information:
                Cash paid for interest                                       $  29,587,000      $  26,897,000
                                                                             =============      =============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL -- BASIS OF PRESENTATION

      Six Flags owns and operates regional theme amusement and water parks. As of March 31, 2001, the Company and its subsidiaries owned or operated 38 parks, including 30 domestic parks, one park in Mexico and seven parks in Europe. Six Flags is also managing the construction and development of a theme park in Europe. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

      In December 2000, the Company purchased all of the capital stock of the company that owns Enchanted Village and Wild Waves, a water and children's ride park located near Seattle, Washington. In February 2001, the Company purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park. See Note 3.

      The accompanying financial statements for the three months ended March 31, 2001 include the results of Enchanted Village for the entire quarter and of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001. The accompanying consolidated financial statements for the three months ended March 31, 2000 do not include the results of these two parks.

      In May 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. The accompanying financial statements do not include the results of La Ronde for either period presented as the acquisition occurred subsequent to March 31, 2001. See Note 8.

      Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 2000 includes additional information about the Company, its operations and its financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (all of which are normal and recurring, except for the change in accounting principle) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

      Results of operations for the three-month period ended March 31, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

      DERIVATIVE INSTRUMENTS

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $4,996,000 and recorded in other comprehensive income
(loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which will be amortized into operations over the original term of the interest rate swap agreements.

      As of January 1, 2001, the Company was a party to three interest swap agreements related to $600,000,000 of term debt that was outstanding under the Company's credit facility. Two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS 133 or SFAS 138. From January 1, 2001 to February 1, 2001, the Company recognized a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through March 31, 2001, the Company has designated all of the interest rate swap agreements as cash-flow hedges.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

      During the first quarter of 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of the Company's derivatives.

      By using derivative instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks.

      Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with interest rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

      The Company does not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the balance sheet in "Accumulated other comprehensive loss" ("AOCL"). These amounts are reclassified to interest expense when the forecasted transaction takes place.

      Since the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments are the same as the terms of the Company's hedged borrowings under the credit facility, no ineffectiveness of the cash-flow hedges was recorded in the statements of operations.

      As of March 31, 2001, $4,500,000 of net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 24 months.

      LOSS PER SHARE

      The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2001 and 2000 does not include the effect of potential common shares issuable upon the exercise of employee stock options of 891,000 in 2001 and 1,264,000 in 2000 or the impact in either period of the potential conversion of the Company's outstanding convertible preferred stock into a maximum of 25,288,500 shares of common stock (11,500,000 shares in the 2000 period) and a minimum of 23,342,700 shares of common stock (9,554,200 shares in the 2000 period) as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive.

2.    PREFERRED STOCK

      In January 2001, the Company issued 11,500,000 Preferred Income Equity Redeemable Shares ("PIERS"), for proceeds of $278,130,000, net of the underwriting discount and offering expenses of $9,370,000. The Company used the net proceeds of the offering to fund its acquisition of the former Sea World of Ohio (see Note 3), to repay borrowings under the working capital revolving credit portion of the Company's senior credit facility (see Note 4(d)) and for working capital. Each PIERS represents one one-hundredth of a share of the Company's 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at the Company's option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum).

      Prior to August 15, 2009, each of the PIERS is convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject to adjustment in certain circumstances (the "Conversion Price"). At any time on or after February 15, 2004 and at the then applicable conversion rate, the Company may cause the PIERS, in whole or in part, to be automatically converted if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of the Company's common stock exceeds 120% of the then prevailing Conversion Price. On August 15, 2009, the PIERS are mandatorily redeemable in cash equal to 100% of the liquidation preference (initially $25.00 per PIERS), plus any accrued and unpaid dividends.

      On April 2, 2000, the Company's 5,750,000 shares of Premium Income Equity Securities ("PIES") automatically converted into 11,500,000 shares of the Company's common stock. In addition, on that date the Company issued to the holders of the PIES 278,912 shares of common stock, representing the final quarterly dividend payment on the PIES.

3.    ACQUISITION OF THEME PARKS

      On December 6, 2000, the Company acquired all of the capital stock of the company that owns Enchanted Village and Wild Waves ("Enchanted Village"), a water park and children's ride park located near Seattle, Washington, for a purchase price of $19,255,000 paid through issuance of 1,339,223 shares of the Company's common stock. As of the acquisition date, $4,471,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Enchanted Village's assets and liabilities. Approximately $4,235,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

      On February 9, 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The Company funded the acquisition from a portion of the proceeds of the PIERS offering. See Note 2. Approximately $69,784,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

4.    LONG-TERM INDEBTEDNESS

      (a) On January 31, 1997, Six Flags Operations Inc., the predecessor to and currently a wholly-owned subsidiary of Holdings ("Six Flags Operations"), issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Six Flags Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Six Flags Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Six Flags Operations' principal domestic subsidiaries.

      On January 29, 2001, Six Flags Operations commenced a tender offer for all of the aggregate principal amount of the 1997 Notes. In conjunction with the tender offer, noteholder consents were solicited to effect certain amendments to the indenture governing the 1997 Notes. Six Flags Operations received tenders of notes and related consents from holders of $124,731,000 principal amount (99.8%) of the outstanding notes. The tendered notes were purchased and the indenture amendments became effective on March 2, 2001. The purchase price (including consent fee) paid was approximately $1,085 for each $1,000 principal amount of notes plus accrued and unpaid interest up to, but not including, the payment date. As a result of the early extinguishment of debt, the Company recognized a loss of approximately $8,301,000, net of tax effect. On February 2, 2001, Holdings completed an offering of $375,000,000 principal amount of 9 1/2% Senior Notes (the "2001 Senior Notes") due 2009. A portion of the proceeds of the 2001 Senior Notes was used to finance the tender offer and consent solicitation. See
Note 4(f).

      (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($337,306,000 and $329,275,000 carrying value as of March 31, 2001 and December 31, 2000, respectively) of Senior Discount Notes and $280,000,000 principal amount of 9 1/4% Senior Notes (the "1998 Senior Notes"). The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

      Approximately $70,700,000 of the net proceeds of the 1998 Senior Notes were deposited in escrow to prefund the first six semi-annual interest payments thereon, and $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of Six Flags' obligations to the limited partners of Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks").

      The indentures under which the Senior Discount Notes and the 1998 Senior Notes were issued limit the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (c) On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Six Flags Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes are guaranteed on a fully subordinated basis by Holdings. The SFO Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of Six Flags Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFO Notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices.

      The indenture under which the SFO Notes were issued limits the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (d) On November 5, 1999, Six Flags Theme Parks Inc., an indirect wholly-owned subsidiary of the Company ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year working capital revolving credit facility ($100,000,000 of which was outstanding at March 31, 2001), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility ($68,000,000 of which was outstanding at March 31, 2001) and a $600,000,000 six-year term loan (all of which was outstanding at March 31, 2001). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. The Company has entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2002 to March 2003. At March 31, 2001, the weighted average interest rates for borrowings under the working capital revolver, multicurrency revolver and term loan were 7.77%, 7.59% and 9.24%, respectively.

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

      The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its 1998 Senior Notes, Senior Discount Notes, 1999 Senior Notes and 2001 Senior Notes (collectively, the "SFI Senior Notes"), cash dividend payments on the PIERS and obligations to the limited partners in the Partnership Parks) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

      (e) On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other SFI Senior Notes. The 1999 Senior Notes require annual interest payments of approximately $41,900,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the other SFI Senior Notes. The net proceeds of the 1999 Senior Notes were used to retire notes of Six Flags Operations and SFTP.

      (f) On February 2, 2001, Holdings issued $375,000,000 principal amount of the 2001 Senior Notes. The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other SFI Senior Notes. The 2001 Senior Notes require annual interest payments of approximately $35,600,000 (9 1/2% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2009. The 2001 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices. The indenture under which the 2001 Senior Notes were issued contains covenants substantially similar to those relating to the other SFI Senior Notes. The net proceeds of the 2001 Senior Notes were used to fund the tender offer and consent solicitation relating to the 1997 Notes (see Note 4(a)) and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 4(d)).

5.    COMMITMENTS AND CONTINGENCIES

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

     In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. ("TWE"), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The compensatory damages judgment has been paid and the Company has been advised that TWE is appealing the punitive damages judgment to the United States Supreme Court. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to the Company's acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

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

6.    INVESTMENT IN THEME PARK PARTNERSHIPS

      The following reflects the summarized results of the four parks managed by the Company during the three months ended March 31, 2001 and 2000.


                                                     (IN THOUSANDS)
                                                 ----------------------
                                                   2001          2000
                                                 --------      --------
       Revenue                                   $ 12,203      $ 11,750
       Expenses:
         Operating expenses                        19,006        19,477
         Selling, general and administrative        9,802         8,559
         Costs of products sold                       765         1,432
         Depreciation and amortization              8,875         4,380
         Interest expense, net                      4,172         2,784
         Other expense                                (22)          222
                                                 --------      --------
           Total                                   42,598        36,854
                                                 --------      --------
       Net loss                                  $(30,394)     $(25,104)
                                                 --------      --------

      The Company's share of loss from operations of the three theme parks for the three months ended March 31, 2001 was $8,838,000 prior to depreciation and amortization charges of $5,199,000 and $339,000 of third-party interest expense and other non-operating expenses. The Company's share of loss from operations of the four theme parks for the three months ended March 31, 2000 was $9,281,000, prior to depreciation and amortization charges of $4,767,000 and $107,000 of third-party interest expense. There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World.

7.    BUSINESS SEGMENTS

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


                                                                          Three Months Ended
                                                                   -------------------------------
                                                                   March 31, 2001   March 31, 2000
                                                                   --------------   --------------
                                                                          (In thousands)

Theme park revenue .............................................     $  47,372      $  42,643
Theme park cash expenses .......................................       126,334        117,784
                                                                     ---------      ---------
Aggregate park EBITDA ..........................................       (78,962)       (75,141)
Third-party share of EBITDA from parks
   accounted for under the equity method........................         7,625          7,178
Amortization of investment in theme park
   partnerships ................................................        (5,199)        (4,767)
Unallocated net expenses, including corporate and other expenses        (9,614)        (9,091)
Depreciation and amortization ..................................       (48,263)       (42,132)
Interest expense ...............................................       (58,973)       (55,360)
Interest income ................................................         2,959          2,305
                                                                     ---------      ---------
Loss before income taxes .......................................     $(190,427)     $(177,008)
                                                                     =========      =========

Theme park revenue .............................................     $  47,372      $  42,643
Theme park revenue from parks accounted
   for under the equity method .................................       (12,203)       (11,750)
                                                                     ---------      ---------
Consolidated total revenue .....................................     $  35,169      $  30,893
                                                                     =========      =========

      Seven of the Company's parks are located in Europe and one is located in Mexico. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories for the first quarter of 2001 and 2000. This information does not include assets and revenue for La Ronde, a park located in Canada, since it was acquired subsequent to March 31, 2001. See Note 8.


2001:                                                                        (In thousands)
----                                                  --------------------------------------------------------------
                                                           Domestic          International            Total
                                                           --------          -------------            -----
Long-lived assets................................          $3,439,573           $481,769           $3,921,342
Revenue..........................................              27,285              7,884               35,169


2000:                                                                        (In thousands)
----                                                  --------------------------------------------------------------
                                                           Domestic          International            Total
                                                           --------          -------------            -----
Long-lived assets................................           $3,311,318             $464,637           $3,775,955
Revenue..........................................               24,278                6,615               30,893



8.    SUBSEQUENT EVENTS

      On April 2, 2001, the Company issued 11,500,000 shares of Common Stock upon the automatic conversion of the 5,750,000 shares of PIES and issued 278,912 shares of Common Stock as payment of the final quarterly dividend on the PIES.

      On May 2, 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately US $ 19,600,000 at the exchange rate on such date). The Company has agreed to invest in the park Can. $90,000,000 (approximately US $58,700,000 at that exchange rate) over four seasons commencing in 2002. The Company leased the land on which the park is located on a long-term basis. The transaction will be accounted for as a purchase.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      GENERAL

      Results of operations for the three-month period ended March 31, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

      Results of operations for the three months ended March 31, 2001 include the results of the two parks acquired subsequent to March 31, 2000 and prior to March 31, 2001. Results for the three months ended March 31, 2000 do not include the results of the acquired parks.

      THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

      Revenue in the first quarter of 2001 totaled $35.2 million compared to $30.9 million for the first quarter of 2000, representing a 13.8% increase.

      Operating expenses for the first quarter of 2001 increased $5.3 million compared to expenses for the first quarter of 1999. The increase resulted almost exclusively from the inclusion in the 2001 period of the two parks acquired subsequent to the end of the first quarter of 2000. Excluding the acquired parks, operating expenses in the 2001 period increased $0.2 million as compared to the prior-year period.

      Selling, general and administrative expenses for the first quarter of 2001 increased $0.9 million compared to comparable expenses for the first quarter of 2000. Excluding the acquired parks, selling, general and administrative expenses decreased $0.1 million as compared to the prior-year period. Noncash compensation expense was $1.8 million less than the prior-year period, reflecting the decreased amortization associated with prior year restricted stock awards and conditional option grants.

      Costs of products sold in the 2001 period increased $0.5 million compared to costs for the first quarter of 2000, reflecting the increase in theme park food, merchandise and other revenue in the 2001 period and to a lesser extent certain price increases.

      Depreciation and amortization expense for the first quarter of 2001 increased $6.1 million compared to the first quarter of 2000. The increase compared to the 2000 level was attributable to the Company's on-going capital program and from additional expense associated with the acquired parks. Interest expense, net increased $3.0 million compared to the first quarter of 2000. The increase compared to interest expense, net for the 2000 quarter resulted from higher average interest rates.

      Other income (expense) includes $3.2 million of expense related to the change in fair value of two of the Company's interest rate swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

      Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (35% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first quarter of 2001, the loss from equity in operations of theme park partnerships increased $0.2 million compared to the first quarter of 2000.

      Income tax benefit was $68.0 million for the first quarter of 2001 compared to a $63.1 million benefit for the first quarter of 2000. The effective tax rate for the first quarter of each year was 35.7%. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

      At March 31, 2001, the Company's indebtedness aggregated $2,364.8 million, of which approximately $102.3 million matures prior to March 31, 2002. Substantially all of the current portion of long-term debt represents borrowings under the working capital revolving credit component of the Credit Facility. See
Note 4 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the three months ended March 31, 2001, net cash used in operating activities was $98.4 million. Net cash used in investing activities in the first three months of 2001 totaled $158.9 million, consisting primarily of the Company's acquisition of the former Sea World of Ohio and, to a lesser extent, capital expenditures. Net cash provided by financing activities in the first three months of 2001 was $286.4 million, representing proceeds of the 2001 offerings of the PIERS and the 2001 Senior Notes, offset in part by the tender offer for the 1997 Notes and the repayment of borrowings under the Credit Facility.

      In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of its subsidiaries to (i) make minimum annual distributions of approximately $50.2 million (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at the parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from the Company. At March 31, 2001, the Company had $70.4 million in a dedicated escrow account available to fund those obligations.

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

      To minimize the Company's exposure to changing foreign currency rates on ride purchases, in the past the Company has entered into foreign exchange forward contracts. The Company has not entered into any new foreign exchange forward contracts in 2001 related to ride purchase contracts from foreign vendors. Additionally, the Company has not hedged its exposure to changes in foreign currency rates related to its international parks.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. Interest rates, as measured by 90-day LIBOR, have decreased 1.60% from January 1, 2001 to March 31, 2001. However due to the Company's use of interest rate swap agreements, the Company's cash interest obligations have not substantially changed. As of March 31, 2001, there have been no material changes in the Company's market risk exposure from that disclosed in the 2000 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1 - 5

      Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K

            Current Report on 8-K, dated January 11, 2001.
            Current Report on 8-K, dated January 23, 2001.
            Current Report on 8-K, dated January 29, 2001.
            Current Report on 8-K, dated February 7, 2001.
            Current Report on 8-K, dated February 14, 2001.
            Current Report on 8-K, dated February 26, 2001.
            Current Report on 8-K, dated March 1, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SIX FLAGS, INC.
                                              (Registrant)


                                           /s/ Kieran E. Burke
                                   ---------------------------------------
                                            Kieran E. Burke
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                         /s/ James F. Dannhauser
                                   ---------------------------------------
                                          James F. Dannhauser
                                        CHIEF FINANCIAL OFFICER



Date:   May 14, 2001