Form 10-Q
period 2001-06-30
SIX FLAGS INC
filed 2001-08-14
CIK 701374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30 , 2001

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

            At August 1, 2001, Six Flags, Inc. had outstanding 92,311,889 shares of Common Stock, par value $.025 per share.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30, 2001    DECEMBER 31, 2000
                                                      -------------    -----------------
                                                       (UNAUDITED)
ASSETS
   Current assets:
      Cash and cash equivalents                      $   76,822,000      $   42,978,000
      Accounts receivable                                87,635,000          40,771,000
      Inventories                                        40,830,000          28,588,000
      Prepaid expenses and other current assets          39,974,000          35,855,000
      Restricted-use investment securities                       --          12,773,000
                                                     --------------      --------------
         Total current assets                           245,261,000         160,965,000

   Other assets:
      Debt issuance costs                                49,952,000          46,967,000
      Restricted-use investment securities               69,962,000          75,376,000
      Deposits and other assets                          55,962,000          56,884,000
                                                     --------------      --------------
         Total other assets                             175,876,000         179,227,000

   Property and equipment, at cost                    2,740,188,000       2,585,927,000
      Less accumulated depreciation                     392,955,000         328,027,000
                                                     --------------      --------------
         Total property and equipment                 2,347,233,000       2,257,900,000

   Investment in theme park partnerships                387,347,000         386,638,000

   Intangible assets, principally goodwill            1,413,016,000       1,354,289,000
      Less accumulated amortization                     175,908,000         147,680,000
                                                     --------------      --------------

         Total intangible assets                      1,237,108,000       1,206,609,000
                                                     --------------      --------------

         Total assets                                $4,392,825,000      $4,191,339,000
                                                     ==============      ==============

                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30, 2001       DECEMBER 31, 2000
                                                         -------------       -----------------
                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    94,989,000       $    45,315,000
   Accrued liabilities                                       60,488,000            62,727,000
   Accrued interest payable                                  31,367,000            24,353,000
   Deferred income                                           69,071,000             8,788,000
   Current portion of long-term debt                         79,923,000             2,401,000
                                                        ---------------       ---------------
      Total current liabilities                             335,838,000           143,584,000
Long-term debt                                            2,281,538,000         2,319,912,000
Other long-term liabilities                                  47,923,000            37,937,000
Deferred income taxes                                        62,507,000           144,919,000

Mandatorily redeemable preferred stock (redemption
   value of $287,500,000)                                   278,390,000                    --

Stockholders' equity:
   Preferred stock of $1.00 par value                                --                12,000
   Common stock of $.025 par value                            2,308,000             2,001,000
   Capital in excess of par value                         1,741,555,000         1,725,890,000
   Accumulated deficit                                     (259,241,000)         (128,928,000)
   Deferred compensation                                    (10,426,000)           (5,399,000)
   Accumulated other comprehensive income (loss)            (87,567,000)          (48,589,000)
                                                        ---------------       ---------------
      Total stockholders' equity                          1,386,629,000         1,544,987,000
                                                        ---------------       ---------------

      Total liabilities and stockholders' equity        $ 4,392,825,000       $ 4,191,339,000
                                                        ===============       ===============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                  2001                2000
                                                                             -------------       -------------
Revenue:
   Theme park admissions                                                     $ 195,246,000       $ 188,526,000
   Theme park food, merchandise and other                                      161,212,000         152,553,000
                                                                             -------------       -------------
      Total revenue                                                            356,458,000         341,079,000
                                                                             -------------       -------------

Operating costs and expenses:
   Operating expenses                                                          130,441,000         117,875,000
   Selling, general and administrative                                          75,999,000          61,986,000
   Noncash compensation (primarily selling, general and administrative)          2,419,000           3,145,000
   Costs of products sold                                                       31,519,000          32,355,000
   Depreciation and amortization                                                49,679,000          44,627,000
                                                                             -------------       -------------
      Total operating costs and expenses                                       290,057,000         259,988,000
                                                                             -------------       -------------
      Income from operations                                                    66,401,000          81,091,000
                                                                             -------------       -------------

Other income (expense):
   Interest expense                                                            (57,836,000)        (60,791,000)
   Interest income                                                               1,220,000           1,804,000
   Equity in operations of theme park partnerships                              14,299,000           9,075,000
   Other income (expense)                                                          984,000            (122,000)
                                                                             -------------       -------------
      Total other income (expense)                                             (41,333,000)        (50,034,000)
                                                                             -------------       -------------
      Income before income taxes                                                25,068,000          31,057,000
Income tax expense                                                              11,420,000          15,303,000
                                                                             -------------       -------------
      Income before extraordinary loss                                          13,648,000          15,754,000
Extraordinary loss on extinguishment of debt, net of
      income tax benefit of $139,000 in 2001                                      (228,000)                 --
                                                                             -------------       -------------
      Net income                                                             $  13,420,000       $  15,754,000
                                                                             =============       =============
      Net income applicable to common stock                                  $   7,749,000       $   9,932,000
                                                                             =============       =============

Per share amounts:
Income per average share - basic:
      Income before extraordinary loss                                       $        0.09       $        0.13
      Extraordinary loss                                                             (0.01)                 --
                                                                             -------------       -------------
      Net income                                                             $        0.08       $        0.13
                                                                             =============       =============

Income per average share - diluted:
      Income before extraordinary loss                                       $        0.09       $        0.12
      Extraordinary loss                                                             (0.01)                 --
                                                                             -------------       -------------
      Net income                                                             $        0.08       $        0.12
                                                                             =============       =============

Weighted average number of shares outstanding - basic                           91,919,000          78,677,000
                                                                             =============       =============
Weighted average number of shares outstanding - diluted                         92,934,000          79,849,000
                                                                             =============       =============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                 2001                2000
                                                             -------------       -------------
Revenue:
   Theme park admissions                                     $ 209,665,000       $ 200,875,000
   Theme park food, merchandise and other                      181,962,000         171,097,000
                                                             -------------       -------------
      Total revenue                                            391,627,000         371,972,000
                                                             -------------       -------------

Operating costs and expenses:
   Operating expenses                                          194,959,000         177,068,000
   Selling, general and administrative                         110,921,000          95,994,000
   Noncash compensation (primarily selling, general and
      administrative)                                            3,776,000           6,292,000
   Costs of products sold                                       34,506,000          34,823,000
   Depreciation and amortization                                97,942,000          86,759,000
                                                             -------------       -------------
      Total operating costs and expenses                       442,104,000         400,936,000
                                                             -------------       -------------
      Loss from operations                                     (50,477,000)        (28,964,000)
                                                             -------------       -------------

Other income (expense):
   Interest expense                                           (116,809,000)       (116,151,000)
   Interest income                                               4,179,000           4,109,000
   Equity in operations of theme park partnerships                 (77,000)         (5,080,000)
   Other income (expense)                                       (2,175,000)            135,000
                                                             -------------       -------------
      Total other income (expense)                            (114,882,000)       (116,987,000)
                                                             -------------       -------------
      Loss before income taxes                                (165,359,000)       (145,951,000)
Income tax benefit                                              56,556,000          47,813,000
                                                             -------------       -------------
      Loss before extraordinary loss                          (108,803,000)        (98,138,000)
Extraordinary loss on extinguishment of debt, net of
   income tax benefit of $5,227,000 in 2001                     (8,529,000)                 --
                                                             -------------       -------------
      Net loss                                               $(117,332,000)      $ (98,138,000)
                                                             =============       =============
      Net loss applicable to common stock                    $(132,853,000)      $(109,782,000)
                                                             =============       =============

Per share amounts:
Loss per average share - basic and diluted:
      Loss before extraordinary loss                         $       (1.45)      $       (1.40)
      Extraordinary loss                                             (0.09)                 --
                                                             -------------       -------------
      Net loss                                               $       (1.54)      $       (1.40)
                                                             =============       =============

Weighted average number of common shares outstanding -
   basic and diluted                                            86,033,000          78,583,000
                                                             =============       =============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                            ------------------------------      ---------------------------------
                                                                2001              2000               2001                2000
                                                            ------------       -----------      -------------       -------------
Net income (loss)                                           $ 13,420,000       $15,754,000      $(117,332,000)      $ (98,138,000)
Other comprehensive income (loss):
   Foreign currency translation adjustment                    (9,059,000)       (6,194,000)       (31,340,000)        (16,665,000)
   Cumulative effect of change in accounting principle                --                --         (3,098,000)                 --
   Net change in fair value of derivative instruments         (1,564,000)               --         (5,939,000)                 --
   Reclassifications of amounts taken to operations              622,000                --          1,399,000                  --
                                                            ------------       -----------      -------------       -------------

Comprehensive income (loss)                                 $  3,419,000       $ 9,560,000      $(156,310,000)      $(114,803,000)
                                                            ============       ===========      =============       =============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                           2001                2000
                                                                       -------------       -------------
Cash flow from operating activities:
  Net loss                                                             $(117,332,000)      $ (98,138,000)
   Adjustments to reconcile net loss to net cash provided
      by operating activities (net of effects of acquisitions):
      Depreciation and amortization                                       97,942,000          86,759,000
      Equity in operations of theme park partnerships                         77,000           5,080,000
      Cash received from theme park partnerships                           4,413,000           8,375,000
      Noncash compensation                                                 3,776,000           6,292,000
      Interest accretion on notes payable                                 16,659,000          14,992,000
      Interest accretion on restricted-use investments                            --          (1,656,000)
      Extraordinary loss on early extinguishment of debt                  13,756,000                  --
      Amortization of debt issuance costs                                  4,637,000           4,392,000
      Loss on sale of fixed assets                                           127,000                  --
      Increase in accounts receivable                                    (44,679,000)        (45,012,000)
      Increase in inventories, prepaid expenses and other
         current assets                                                  (15,670,000)        (19,702,000)
      Decrease in deposits and other assets                                  922,000           4,074,000
      Increase in accounts payable, accrued liabilities and other
         liabilities                                                      95,300,000          83,614,000
      Increase in accrued interest payable                                 7,014,000           2,845,000
      Decrease in deferred income taxes                                  (63,348,000)        (48,156,000)
                                                                       -------------       -------------
            Total adjustments                                            120,926,000         101,897,000
                                                                       -------------       -------------
               Net cash provided by operating activities                   3,594,000           3,759,000
                                                                       -------------       -------------

Cash flow from investing activities:
      Additions to property and equipment                               (107,429,000)       (250,121,000)
      Investment in theme park partnerships                               (5,199,000)        (17,539,000)
      Acquisition of theme park assets                                  (131,864,000)                 --
      Purchase of restricted-use investments                              (1,041,000)                 --
      Maturities of restricted-use investments                            19,498,000          15,138,000
      Proceeds from sale of assets                                         2,420,000                  --
                                                                       -------------       -------------
               Net cash used in investing activities                    (223,615,000)       (252,522,000)
                                                                       -------------       -------------

Cash flow from financing activities:
      Repayment of debt                                                 (561,416,000)        (92,542,000)
      Proceeds from borrowings                                           559,427,000         301,000,000
      Net cash proceeds from issuance of preferred stock                 277,934,000                  --
      Net cash proceeds from issuance of common stock                      1,234,000           3,498,000
      Payment of cash dividends                                          (12,423,000)        (11,644,000)
      Payment of debt issuance costs                                     (10,760,000)                 --
                                                                       -------------       -------------
               Net cash provided by financing activities                 253,996,000         200,312,000
                                                                       -------------       -------------
               Effect of exchange rate changes on cash                      (131,000)         (1,060,000)
                                                                       -------------       -------------
               Increase (decrease) in cash and cash equivalents           33,844,000         (49,511,000)
Cash and cash equivalents at beginning of period                          42,978,000         138,131,000
                                                                       -------------       -------------
Cash and cash equivalents at end of period                             $  76,822,000       $  88,620,000
                                                                       =============       =============
Supplementary cash flow information:

      Cash paid for interest                                           $  88,499,000       $  93,922,000
                                                                       =============       =============

      Cash paid for income taxes                                       $   2,189,000       $          --
                                                                       =============       =============
       Assets acquired through capital leases                          $  13,869,000       $          --
                                                                       =============       =============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL -- BASIS OF PRESENTATION

      Six Flags owns and operates regional theme amusement and water parks. As of June 30, 2001, the Company and its subsidiaries owned or operated 38 parks, including 29 domestic parks, one park in Canada, one in Mexico and seven parks in Europe. Six Flags is also managing the construction and development of a theme park in Europe. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

      In December 2000, the Company purchased all of the capital stock of the company that owns Enchanted Village and Wild Waves, a water and children's ride park located near Seattle, Washington. In February 2001, the Company purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park. In May 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. See Note 3.

      The accompanying financial statements for the three and six months ended June 30, 2001 include the results of Enchanted Village for the entire periods, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. The accompanying consolidated financial statements for the three and six months ended June 30, 2000 do not include the results of these parks.

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

      Results of operations for the three and six month periods ended June 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

      DERIVATIVE INSTRUMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss) $3,098,000 (net of

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tax effect) as a cumulative effect of a change in accounting principle, which will be amortized into operations over the original term of the interest rate swap agreements.

      As of January 1, 2001, the Company was a party to three interest swap agreements related to $600,000,000 of term debt that was outstanding under the Company's credit facility. Two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS 133 or SFAS
138. From January 1, 2001 to February 23, 2001, the Company recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through June 30, 2001, the Company has designated all of the interest rate swap agreements as cash-flow hedges.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

      During the first six months of 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of the Company's derivatives.

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

      Since the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments are the same as the terms of the Company's hedged borrowings under the credit facility, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

      As of June 30, 2001, approximately $5,700,000 of net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCL are expected to be reclassified to operations

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 21 months.

      INCOME (LOSS) PER SHARE

      The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income (loss) per share for the three and six month periods ended June 30, 2001 and 2000, respectively. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for each six-month period. Additionally, the weighted average number of shares of Common Stock for each period does not include the effect of the potential conversion of the Company's convertible preferred stock (represented by the Company's Premier Income Equity Securities ("PIES") which automatically converted into 11,500,000 shares of Common Stock on April 2, 2001, and Preferred Income Equity Redeemable Shares ("PIERS") which are convertible into 13,789,000 shares of Common Stock) as the effects of such conversion and the resulting decrease in preferred stock dividends is antidilutive.

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     --------------------------      --------------------------
                                                        2001            2000            2001            2000
                                                     ----------      ----------      ----------      ----------
Weighted average number of common shares
   outstanding - basic .........................      91,919,00      78,677,000      86,033,000      78,583,000
Effect of potential common shares issuable upon
   the exercise of employee stock options ......      1,015,000       1,172,000              --              --
                                                     ----------      ----------      ----------      ----------
Weighted average number of common shares
   outstanding - diluted .......................     92,934,000      79,849,000      86,033,000      78,583,000
                                                     ==========      ==========      ==========      ==========

2. PREFERRED STOCK

      In January 2001, the Company issued 11,500,000 PIERS, for proceeds of $277,934,000, net of the underwriting discount and offering expenses of $9,566,000. The Company used the net proceeds of the offering to fund its acquisition of the former Sea World of Ohio (see Note 3), to repay borrowings under the working capital revolving credit portion of the Company's senior credit facility (see Note 4(d)) and for working capital. Each PIERS represents one one-hundredth of a share of the Company's 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at the Company's option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum).

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      On April 2, 2001, the Company's 5,750,000 shares of PIES automatically converted into 11,500,000 shares of the Company's common stock. In addition, on that date the Company issued to the holders of the PIES 278,912 shares of common stock, representing the final quarterly dividend payment on the PIES.

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

      On February 9, 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The Company funded the acquisition from a portion of the proceeds of the PIERS offering. See Note 2. Approximately $57,785,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

      On May 2, 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately US $19,600,000 at the exchange rate on such date). The Company has agreed to invest in the park Can. $90,000,000 (approximately US $58,700,000 at that exchange rate) over four seasons commencing in 2002. The Company leased the land on which the park is located on a long-term basis. Approximately U.S. $6,648,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

4. LONG-TERM INDEBTEDNESS

      (a) On January 31, 1997, Six Flags Operations Inc., the predecessor to and currently a wholly-owned subsidiary of Holdings ("Six Flags Operations"), issued $125,000,000 principal amount of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Six Flags Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Six Flags Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Six Flags Operations' principal domestic subsidiaries.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      On January 29, 2001, Six Flags Operations commenced a tender offer for all of the aggregate principal amount of the 1997 Notes. In conjunction with the tender offer, noteholder consents were solicited to effect certain amendments to the indenture governing the 1997 Notes. Six Flags Operations received tenders of notes and related consents from holders of $124,731,000 principal amount (99.8%) of the outstanding notes. The tendered notes were purchased and the indenture amendments became effective on March 2, 2001. The purchase price (including consent fee) paid was approximately $1,085 for each $1,000 principal amount of notes plus accrued and unpaid interest up to, but not including, the payment date. As a result of the early extinguishment of debt, the Company recognized a loss of approximately $8,529,000, net of tax effect. On February 2, 2001, Holdings completed an offering of $375,000,000 principal amount of 9 1/2% Senior Notes (the "2001 Senior Notes") due 2009. A portion of the proceeds of the 2001 Senior Notes was used to finance the tender offer and consent solicitation. See
Note 4(f).

      (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($345,739,000 and $329,275,000 carrying value as of June 30, 2001 and December 31, 2000, respectively) of Senior Discount Notes and $280,000,000 principal amount of 9 1/4% Senior Notes (the "1998 Senior Notes"). The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

      Approximately $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of Six Flags' obligations to the limited partners of Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks").

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

      (d) On November 5, 1999, Six Flags Theme Parks Inc., an indirect wholly-owned subsidiary of the Company ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year working capital revolving credit facility ($75,000,000 of which was outstanding at June 30, 2001), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility ($68,000,000 of which was outstanding at June 30, 2001) and a $600,000,000 six-year term loan (all of which was outstanding at June 30, 2001). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. The Company has entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2002 to March 2003. At June 30, 2001, the weighted average interest rates for borrowings under the working capital revolver, multicurrency revolver and term loan were 7.27%, 5.94% and 8.99%, respectively.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INVESTMENT IN THEME PARK PARTNERSHIPS

      The following reflects the summarized results of the four parks managed by the Company during the three and six months ended June 30, 2001 and 2000.

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             ------------------------------     -------------------------------
                                             June 30, 2001    June 30, 2000     June 30, 2001     June 30, 2000
                                             -------------    -------------     -------------     -------------
                                                                      (In Thousands)
Revenue ...................................     $93,145          $83,105          $ 105,349           $94,855
Expenses:
   Operating expenses .....................      25,385           23,576             44,392            43,053
   Selling, general and administrative ....      13,996           12,930             23,798            21,489
   Costs of products sold .................       6,293            6,766              7,058             8,198
   Depreciation and amortization ..........       6,431            3,082             15,306             7,462
   Interest expense, net ..................       3,408            4,429              7,580             7,213
   Other expense ..........................          --              171                (24)              393
                                                -------          -------          ---------           -------
      Total ...............................      55,514           50,954             98,110            87,808
                                                -------          -------          ---------           -------
Net income ................................     $37,632          $32,151          $   7,239           $ 7,047
                                                =======          =======          =========           =======

      The Company's share of income from operations of the four theme parks for the three and six months ended June 30, 2001 was $19,834,000 and $10,996,000, respectively, prior to depreciation and amortization charges of $5,197,000 and $10,396,000, respectively, and third-party interest and other non-operating expenses $337,000 and $676,000, respectively. The Company's share of income from operations of the four theme parks for the three and six months ended June 30, 2000 was $14,076,000 and $4,795,000, respectively, prior to depreciation and amortization charges of $4,767,000 and $9,534,000, respectively, and third-party interest and other non-operating expenses $234,000 and $341,000, respectively. The following information reflects the reconciliation between the results of the four theme parks and the Company's share of the results:

                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          --------------------------------      -------------------------------
                                          June 30, 2001      June 30, 2000      June 30, 2001     June 30, 2000
                                          -------------      -------------      -------------     -------------
                                                                      (In Thousands)
Theme park partnership net income ......     $ 37,632           $ 32,151           $ 7,239           $ 7,047
Third party share of net income ........      (21,845)           (21,195)           (4,973)           (8,791)
Amortization of Company's
    investment in theme park
    partnerships in excess of share
    of net assets ......................       (1,488)            (1,881)           (2,343)           (3,336)
                                             --------           --------           -------           -------
Equity in operations of theme park
     partnerships ......................       14,299           $  9,075           $   (77)          $(5,080)
                                             ========           ========           =======           =======

      There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World. The following information reconciles the Company's share of the net assets of the theme parks partnerships and its investment in the partnership.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                           JUNE 30, 2001        DECEMBER 31, 2000
                                                           -------------        -----------------
Company's share of net assets of
   theme park partnerships ...........................      $105,213,000          $107,717,000
Company's investment in theme park
   partnerships in excess of share of net assets .....       191,028,000           187,814,000
Advances made to theme park partnerships .............        91,107,000            91,107,000
                                                            ------------          ------------
Investments in theme park partnerships ...............      $387,348,000          $386,638,000
                                                            ============          ============

7. BUSINESS SEGMENTS

      The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenue to consolidated total revenue. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

                                                  Three Months Ended                      Six Months Ended
                                           ---------------------------------       ---------------------------------
                                           June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                           -------------       -------------       -------------       -------------
Theme park revenue ......................    $ 449,603           $ 424,184           $ 496,976           $ 466,827
Theme park cash expenses ................      279,167             252,636             405,501             370,420
                                             ---------           ---------           ---------           ---------
Aggregate park EBITDA ...................      170,436             171,548              91,475              96,407
Third-party share of EBITDA
   from parks accounted for
   under the equity method ..............      (28,544)            (24,804)            (20,919)            (17,626)
Amortization of investment in
   theme park partnerships ..............       (5,197)             (4,767)            (10,396)             (9,534)
Unallocated net expenses, including
   corporate and other expenses .........       (5,332)             (7,306)            (14,947)            (16,397)
Depreciation and amortization ...........      (49,679)            (44,627)            (97,942)            (86,759)
Interest expense ........................      (57,836)            (60,791)           (116,809)           (116,151)
Interest income .........................        1,220               1,804               4,179               4,109
                                             ---------           ---------           ---------           ---------
Income (loss) before income taxes .......    $  25,068           $  31,057           $(165,359)          $(145,951)
                                             =========           =========           =========           =========

Theme park revenue ......................    $ 449,603           $ 424,184           $ 496,976           $ 466,827
Theme park revenue from parks
   accounted for under the
   equity method ........................      (93,145)            (83,105)           (105,349)            (94,855)
                                             ---------           ---------           ---------           ---------
Consolidated total revenue ..............    $ 356,458           $ 341,079           $ 391,627           $ 371,972
                                             =========           =========           =========           =========

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Seven of the Company's parks are located in Europe, one is located in Canada and one is located in Mexico. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories for the second quarter of 2001 and 2000.

   2001:                                         (In thousands)
   ----                           ----------------------------------------------
                                   Domestic       International         Total
                                  ----------      -------------       ----------
Long-lived assets ..........      $3,469,297         $502,391         $3,971,688
Revenue ....................         332,736           58,891            391,627

   2000:                                         (In thousands)
   ----                           ----------------------------------------------
                                   Domestic       International         Total
                                  ----------      -------------       ----------
Long-lived assets ..........      $3,361,733         $502,758         $3,864,491
Revenue ....................         313,466           58,506            371,972

8. Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

      Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill, including equity-method goodwill, is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

      As of the date of adoption, the Company expects to have unamortized goodwill of approximately $1,200.0 million and unamortized identifiable intangible assets not to exceed $10.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $54.5 million and $28.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      GENERAL

      Results of operations for the three and six month periods ended June 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

      Results of operations for the three and six months ended June 30, 2001 include the results of Enchanted Village for the entire periods, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. Results for the three and six months ended June 30, 2000 do not include the results of the acquired parks.

      THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

      Revenue in the second quarter of 2001 totaled $356.5 million compared to $341.1 million for the second quarter of 2000, representing a 4.5% increase, primarily as a result of the inclusion of the three parks acquired after the 2000 season as well as an increase in per capita spending. One of the acquired parks, the former Sea World of Ohio, now operates together with the pre-existing adjacent Six Flags facility as a single gate. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the second quarter of 2001 increased approximately 0.7% over the prior-year period.

      Operating expenses for the second quarter of 2001 increased $12.6 million compared to expenses for the second quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period decreased $0.3 million (or 0.3%) as compared to the prior-year period.

      Selling, general and administrative expenses for the second quarter of 2001 increased $14.0 million compared to comparable expenses for the second quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $8.7 million (or 14.1%) as compared to the prior-year period. This increase was primarily due to increases in advertising and insurance expenses and increased real estate taxes. Noncash compensation expense was $0.7 million less than the prior-year period, reflecting the decreased amortization associated with prior year restricted stock awards and conditional option grants.

      Costs of products sold in the 2001 period decreased $0.8 million compared to costs for the second quarter of 2000. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.6%, compared to 21.2% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

      Depreciation and amortization expense for the second quarter of 2001 increased $5.1 million compared to the second quarter of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio and, to a lesser extent, the Company's on-going capital program. Interest expense, net decreased $2.4 million compared to the second quarter of 2000. The decrease compared to interest expense, net for the 2000 quarter resulted from lower average interest rates and, to a lesser extent, lower average debt balances.

      Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the second quarter of 2001, equity in operations of theme park partnerships increased $5.2 million compared to the second quarter of 2000, primarily as a result of improved performance at certain of these parks in the 2001 period.

      Income tax expense was $11.4 million for the second quarter of 2001 compared to a $15.3 million expense for the second quarter of 2000. The effective tax rate for the second quarter of 2001 was 45.6%, compared to 49.3% for the second quarter of 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

      SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

      Revenue in the first six months of 2001 totaled $391.6 million compared to $372.0 million for the first six months of 2000, representing a 5.3% increase, primarily as a result of the inclusion of the three parks acquired after the 2000 season as well as an increase in per capita spending. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the first six months of 2001 increased approximately 1.6% over the prior-year period.

      Operating expenses for the first six months of 2001 increased $17.9 million compared to expenses for the first six months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period increased $3.1 million (or 1.7%) as compared to the prior-year period.

      Selling, general and administrative expenses for the first six months of 2001 increased $14.9 million compared to comparable expenses for the first six months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $7.1 million (or 7.4%) as compared to the prior-year period. This increase was primarily due to increases in advertising and insurance expenses and increased real estate taxes. Noncash compensation expense was $2.5 million less than the prior-year period, reflecting the decreased amortization associated with prior year restricted stock awards and conditional option grants.

      Costs of products sold in the 2001 period decreased $0.3 million compared to costs for the first six months of 2000. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.0%, compared to 20.4% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

      Depreciation and amortization expense for the first six months of 2001 increased $11.2 million compared to the first six months of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio and, to a lesser extent, the Company's on-going capital program. Interest expense, net increased $0.6 million compared to the first six months of 2000. The increase compared to interest expense, net for the 2000 period resulted from higher average amounts outstanding in the first quarter of the year.

      Other income (expense) primarily reflects $2.2 million of expense recognized in the first quarter related to the change in fair value of two of the Company's interest rate swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

      Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first six months of 2001, the loss from equity in operations of theme park partnerships decreased $5.0 million compared to the first six months of 2000, primarily as a result of improved performance at certain of these parks in the 2001 period.

      Income tax benefit before extraordinary loss was $56.6 million for the first six months of 2001 compared to a $47.8 million benefit for the first six months of 2000. The effective tax rate for the first six months of 2001 was 34.2% compared to 32.8% for 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

      At June 30, 2001, the Company's indebtedness aggregated $2,361.5 million, of which approximately $79.9 million matures prior to June 30, 2002. Substantially all of the current portion of long-term debt represents borrowings under the working capital revolving credit component of the Credit Facility, which have been repaid in full since the close of the quarter. See Note 4 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the six months ended June 30, 2001, net cash provided by operating activities was $3.6 million. Net cash used in investing activities in the first six months of 2001 totaled $223.6 million, consisting primarily of the Company's acquisition of the former Sea World of Ohio, La Ronde and, to a lesser extent, capital expenditures. Net cash provided by financing activities in the first six months of 2001 was $254.0 million, representing proceeds of the 2001 offerings of the PIERS and the 2001 Senior Notes, offset in part by the tender offer for the 1997 Notes and the repayment of borrowings under the Credit Facility.

      In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of its subsidiaries to (i) make minimum annual distributions of approximately $50.2 million (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at the parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from the Company. At June 30, 2001, the Company had $70.0 million in a dedicated escrow account available to fund those obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. Interest rates, as measured by 90-day LIBOR, have decreased 2.6% from January 1, 2001 to June 30, 2001. However due to the Company's use of interest rate swap agreements, the Company's cash interest obligations have not substantially changed. As of June 30, 2001, there have been no material changes in the Company's market risk exposure from that disclosed in the 2000 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1 - 3 AND 5

      Not applicable.

ITEMS 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      On June 5, 2001, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 83,940,278 shares (91.3% of the outstanding shares of common stock). Four proposals were voted upon at the Meeting. The proposals and voting results were as follows:

      1.    Proposal 1 - Election of Directors

      The following persons were elected as directors as follows:

            NAME                             FOR           AGAINST
            ----                             ---           -------
            Paul A. Biddelman ......      83,356,330        583,948
            Kieran E. Burke ........      77,623,853      6,316,425
            James F. Dannhauser ....      77,663,346      6,276,932
            Michael E. Gellert .....      82,795,414      1,144,864
            Francois Letaconnoux....      83,353,995        586,283
            Stanley S. Shuman ......      82,835,079      1,105,199
            Gary Story .............      78,144,027      5,796,251

      2. Proposal 2 - Approval of the Company's 2001 Stock Option and Incentive Plan.

                      FOR                AGAINST            WITHHELD
                      ---                -------            --------
                  64,061,227            19,795,707            83,344

      3.    Proposal 3 - Approval of Company's Stock Option Plan for Directors.

                      FOR                AGAINST            WITHHELD
                      ---                -------            --------
                  69,039,946            14,769,379           130,953

      4. Proposal 5 - Ratification of selection by the Company's Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 2001.

                      FOR                AGAINST            WITHHELD
                      ---                -------            --------
                  83,282,614               601,013            56,651

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Report on Form 8-K

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

Date: August 13, 2001