Form 10-Q
period 2001-09-30
SIX FLAGS INC
filed 2001-11-14
CIK 701374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
        ____________

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

                  At November 1, 2001, Six Flags, Inc. had outstanding 92,398,713 shares of Common Stock, par value $.025 per share.


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                 SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                 ------------------  -----------------
                                                      (UNAUDITED)
ASSETS

    Current assets:
       Cash and cash equivalents                     $  123,547,000     $   42,978,000
       Accounts receivable                               96,157,000         40,771,000
       Inventories                                       30,469,000         28,588,000
       Prepaid expenses and other current assets         24,304,000         35,855,000
       Restricted-use investment securities                      --         12,773,000
                                                     --------------     --------------
           Total current assets                         274,477,000        160,965,000

    Other assets:
       Debt issuance costs                               47,788,000         46,967,000
       Restricted-use investment securities              75,378,000         75,376,000
       Deposits and other assets                         55,380,000         56,884,000
                                                     --------------     --------------
           Total other assets                           178,546,000        179,227,000

    Property and equipment, at cost                   2,789,823,000      2,585,927,000
       Less accumulated depreciation                    431,914,000        328,027,000
                                                     --------------     --------------
           Total property and equipment               2,357,909,000      2,257,900,000

    Investment in theme park partnerships               406,479,000        386,638,000

    Intangible assets, principally goodwill           1,415,633,000      1,354,289,000
       Less accumulated amortization                    190,732,000        147,680,000
                                                     --------------     --------------

           Total intangible assets                    1,224,901,000      1,206,609,000
                                                     --------------     --------------

           Total assets                              $4,442,312,000     $4,191,339,000
                                                     ==============     ==============

                                 SIX FLAGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                    SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                    ------------------    -----------------
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $    49,282,000      $    45,315,000
  Accrued liabilities                                       60,958,000           62,727,000
  Accrued interest payable                                  43,040,000           24,353,000
  Deferred income                                           29,084,000            8,788,000
  Current portion of long-term debt                          5,225,000            2,401,000
                                                       ---------------      ---------------
       Total current liabilities                           187,589,000          143,584,000
Long-term debt                                           2,221,042,000        2,319,912,000
Other long-term liabilities                                 55,148,000           37,937,000
Deferred income taxes                                      153,747,000          144,919,000

Mandatorily redeemable preferred stock (redemption
  value of $287,500,000)                                   278,585,000                   --

Stockholders' equity:
  Preferred stock of $1.00 par value                                --               12,000
  Common stock of $.025 par value                            2,309,000            2,001,000
  Capital in excess of par value                         1,743,374,000        1,725,890,000
  Accumulated deficit                                     (116,700,000)        (128,928,000)
  Deferred compensation                                     (8,688,000)          (5,399,000)
  Accumulated other comprehensive income (loss)            (74,094,000)         (48,589,000)
                                                       ---------------      ---------------
       Total stockholders' equity                        1,546,201,000        1,544,987,000
                                                       ---------------      ---------------

       Total liabilities and stockholders' equity      $ 4,442,312,000      $ 4,191,339,000
                                                       ===============      ===============


See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                  2001                2000
                                                              -------------      -------------
Revenue:
   Theme park admissions                                      $ 317,717,000      $ 296,411,000
   Theme park food, merchandise and other                       254,067,000        251,028,000
                                                              -------------      -------------
        Total revenue                                           571,784,000        547,439,000
                                                              -------------      -------------

Operating costs and expenses:
   Operating expenses                                           146,917,000        137,154,000
   Selling, general and administrative                           52,824,000         46,719,000
   Non-cash compensation (primarily selling, general, and
administrative)                                                   2,420,000          3,147,000
   Costs of products sold                                        48,520,000         51,829,000
   Depreciation and amortization                                 49,701,000         46,320,000
                                                              -------------      -------------
        Total operating costs and expenses                      300,382,000        285,169,000
                                                              -------------      -------------
            Income from operations                              271,402,000        262,270,000
                                                              -------------      -------------

Other income (expense):
   Interest expense                                             (56,905,000)       (58,797,000)
   Interest income                                                1,606,000          2,492,000
   Equity in operations of theme park partnerships               26,467,000         16,519,000
   Other income (expense)                                           461,000           (629,000)
                                                              -------------      -------------
            Total other income (expense)                        (28,371,000)       (40,415,000)
                                                              -------------      -------------
       Income before income taxes                               243,031,000        221,855,000
Income tax expense                                               94,987,000         87,205,000
                                                              -------------      -------------
            Net income                                        $ 148,044,000      $ 134,650,000
                                                              =============      =============
            Net income applicable to common stock             $ 142,483,000      $ 128,828,000
                                                              =============      =============

Per share amounts:
Income per average share - basic                              $        1.54      $        1.64
                                                              =============      =============
Income per average share - diluted                            $        1.39      $        1.49
                                                              =============      =============

Weighted average number of shares outstanding - basic            92,314,000         78,701,000
                                                              =============      =============

Weighted average number of shares outstanding - diluted         106,453,000         90,597,000
                                                              =============      =============


See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                       2001                2000
                                                                   -------------      -------------
Revenue:
  Theme park admissions                                            $ 527,382,000      $ 497,286,000
  Theme park food, merchandise and other                             436,029,000        422,125,000
                                                                   -------------      -------------
      Total revenue                                                  963,411,000        919,411,000
                                                                   -------------      -------------

Operating costs and expenses:
  Operating expenses                                                 341,876,000        314,222,000
  Selling, general and administrative                                163,745,000        142,713,000
  Noncash compensation (primarily selling, general and
     administrative)                                                   6,196,000          9,439,000
  Costs of products sold                                              83,026,000         86,652,000
  Depreciation and amortization                                      147,643,000        133,079,000
                                                                   -------------      -------------
      Total operating costs and expenses                             742,486,000        686,105,000
                                                                   -------------      -------------
           Income from operations                                    220,925,000        233,306,000
                                                                   -------------      -------------

Other income (expense):
  Interest expense                                                  (173,714,000)      (174,948,000)
  Interest income                                                      5,785,000          6,601,000
  Equity in operations of theme park partnerships                     26,390,000         11,439,000
  Other income (expense)                                              (1,714,000)          (494,000)
                                                                   -------------      -------------
           Total other income (expense)                             (143,253,000)      (157,402,000)
                                                                   -------------      -------------
      Income before income taxes                                      77,672,000         75,904,000
Income tax expense                                                    38,431,000         39,392,000
                                                                   -------------      -------------
           Income before extraordinary loss                           39,241,000         36,512,000
Extraordinary loss on extinguishment of debt, net of
     income tax benefit of $5,227,000 in 2001                         (8,529,000)                --
                                                                   -------------      -------------
           Net income                                              $  30,712,000      $  36,512,000
                                                                   =============      =============
           Net income applicable to common stock                   $   9,630,000      $  19,046,000
                                                                   =============      =============

Per share amounts: Income per average share - basic:

      Income before extraordinary loss                             $        0.21      $        0.24
      Extraordinary loss                                                   (0.10)                --
                                                                   -------------      -------------
      Net income                                                   $        0.11      $        0.24
                                                                   =============      =============

Income per average share - diluted:

      Income before extraordinary loss                             $        0.20      $        0.24
      Extraordinary loss                                                   (0.09)                --
                                                                   -------------      -------------
      Net income                                                   $        0.11      $        0.24
                                                                   =============      =============

Weighted average number of common shares outstanding - basic          88,149,000         78,622,000
                                                                   =============      =============
Weighted average number of common shares outstanding - diluted        88,872,000         79,707,000
                                                                   =============      =============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                           --------------------------------      --------------------------------
                                                                2001               2000              2001               2000
                                                           -------------      -------------      -------------      -------------

Net income                                                 $ 148,044,000      $ 134,650,000      $  30,712,000      $  36,512,000
Other comprehensive income (loss):
   Foreign currency translation adjustment                    20,158,000        (17,650,000)       (11,182,000)       (34,315,000)
   Cumulative effect of change in accounting principle                --                 --         (3,098,000)                --
   Net change in fair value of derivative instruments         (8,140,000)                --        (14,079,000)                --
   Reclassifications of amounts taken to operations            1,455,000                 --          2,854,000                 --
                                                           -------------      -------------      -------------      -------------

Comprehensive income                                       $ 161,517,000      $ 117,000,000      $   5,207,000      $   2,197,000
                                                           =============      =============      =============      =============



See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                            2001               2000
                                                                                       -------------      -------------
         Cash flow from operating activities:
            Net income                                                                 $  30,712,000      $  36,512,000
            Adjustments to reconcile net income to net cash provided
               by operating activities (net of effects of acquisitions):
                Depreciation and amortization                                            147,643,000        133,079,000
                Equity in operations of theme park partnerships                          (26,390,000)       (11,439,000)
                Cash received from theme park partnerships                                12,093,000         22,083,000
                Noncash compensation                                                       6,196,000          9,439,000
                Interest accretion on notes payable                                       25,202,000         22,671,000
                Interest accretion on restricted-use investments                                  --         (2,982,000)
                Extraordinary loss on early extinguishment of debt                        13,756,000                 --
                Amortization of debt issuance costs                                        7,004,000          6,467,000
                Loss on sale of fixed assets                                                 258,000                 --
                Deferred income tax expense                                               31,086,000         40,078,000
                Increase in accounts receivable                                          (53,422,000)       (46,900,000)
                Decrease in inventories, prepaid expenses and other current assets        10,361,000          3,905,000
                Decrease in deposits and other assets                                      1,504,000          4,641,000
                Increase in accounts payable, accrued liabilities and other
                  liabilities                                                             10,107,000          9,816,000
                Increase in accrued interest payable                                      18,687,000         18,040,000
                                                                                       -------------      -------------
                      Total adjustments                                                  204,085,000        208,898,000
                                                                                       -------------      -------------
                           Net cash provided by operating activities                     234,797,000        245,410,000
                                                                                       -------------      -------------

         Cash flow from investing activities:
                Additions to property and equipment                                     (136,395,000)      (301,083,000)
                Investment in theme park partnerships                                     (5,544,000)       (19,267,000)
                Acquisition of theme park assets                                        (132,165,000)                --
                Purchase of restricted-use investments                                    (7,120,000)        (4,500,000)
                Maturities of restricted-use investments                                  19,889,000         26,782,000
                Proceeds from sale of assets                                               2,455,000                 --
                                                                                       -------------      -------------
                           Net cash used in investing activities                        (258,880,000)      (298,068,000)
                                                                                       -------------      -------------

         Cash flow from financing activities:
                Repayment of debt                                                       (705,155,000)      (306,473,000)
                Proceeds from borrowings                                                 559,428,000        303,000,000
                Net cash proceeds from issuance of preferred stock                       277,834,000                 --
                Net cash proceeds from issuance of common stock                            1,267,000          3,498,000
                Payment of cash dividends                                                (17,634,000)       (17,466,000)
                Payment of debt issuance costs                                           (10,963,000)                --
                                                                                       -------------      -------------
                      Net cash provided by (used in) financing activities                104,777,000        (17,441,000)
                                                                                       -------------      -------------
                      Effect of exchange rate changes on cash                               (125,000)        (2,288,000)
                                                                                       -------------      -------------
                      Increase (decrease) in cash and cash equivalents                    80,569,000        (72,387,000)
         Cash and cash equivalents at beginning of period                                 42,978,000        138,131,000
                                                                                       -------------      -------------
         Cash and cash equivalents at end of period                                    $ 123,547,000      $  65,744,000
                                                                                       =============      =============
         Supplementary cash flow information:                                          $ 129,842,000      $ 127,903,000
                                                                                       =============      =============
               Cash paid for income taxes                                              $   2,189,000      $          --
                                                                                       =============      =============
               Assets acquired through capital leases                                  $  13,869,000      $          --
                                                                                       =============      =============

See accompanying notes to consolidated financial statements

                                 SIX FLAGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL -- BASIS OF PRESENTATION

         Six Flags owns and operates regional theme amusement and water parks. As of September 30, 2001, the Company and its subsidiaries owned or operated 38 parks, including 29 domestic parks, one park in Canada, one in Mexico and seven parks in Europe. Six Flags is also managing the construction and development of a theme park in Europe. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

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

         The accompanying financial statements for the three and nine months ended September 30, 2001 include the results of Enchanted Village for the entire periods, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 do not include the results of these parks.

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

         Results of operations for the three and nine month periods ended September 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

         DERIVATIVE INSTRUMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss)

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


$3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which will be amortized into operations over the original term of the interest rate swap agreements.

         As of January 1, 2001, the Company was a party to three interest swap agreements related to $600,000,000 of term debt that was outstanding under the Company's credit facility. Two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS 133 or SFAS
138. From January 1, 2001 to February 23, 2001, the Company recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through September 30, 2001, the Company has designated all of the interest rate swap agreements as cash-flow hedges.

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

         During the first nine months of 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of the Company's derivatives.

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

         The Company does not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in "Accumulated other comprehensive income (loss)" ("AOCL"). These amounts are reclassified to interest expense when the forecasted transaction takes place.

         Since the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments are the same as the terms of the Company's hedged borrowings under the credit facility, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

         As of September 30, 2001, approximately $10,700,000 of net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCL are expected to be reclassified to

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 18 months.

         INCOME PER SHARE

         The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income per share for the three and nine month periods ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 and 2000, diluted income per average share is calculated usng net income. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2001 did not include the effects of the potential exercise of 6,563,000 and 3,463,000 options, respectively, as the option price was in excess of the average common stock price for the period. Additionally, the weighted average number of shares of Common Stock for the nine month periods does not include the effect of the potential conversion of the Company's convertible preferred stock (represented by the Company's
Premier Income Equity Securities ("PIES") which automatically converted into 11,500,000 shares of Common Stock on April 2, 2001 and the Company's
Preferred Income Equity Redeemable Shares ("PIERS") which are convertible into 13,789,000 shares of Common Stock) as the effects of such conversion and the resulting decrease in preferred stock dividends is antidilutive.


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ---------------------------     ---------------------------
                                                        2001            2000           2001             2000
                                                    -----------     -----------     -----------     -----------
Weighted average number of common shares
   outstanding - basic ........................      92,314,000      78,701,000      88,149,000      78,622,000
Effect of potential common shares issuable upon
   the exercise of employee stock options .....         350,000         396,000         723,000       1,085,000
Effect of potential common shares issuable
   upon conversion of  preferred stock ........      13,789,000      11,500,000              --              --
                                                    -----------     -----------     -----------     -----------
Weighted average number of common shares
   outstanding - diluted ......................     106,453,000      90,597,000      88,872,000      79,707,000
                                                    ===========     ===========     ===========     ===========


2.       PREFERRED STOCK

         In January 2001, the Company issued 11,500,000 PIERS, for proceeds of $277,835,000, net of the underwriting discount and offering expenses of $9,666,000. The Company used the net proceeds of the offering to fund its acquisition of the former Sea World of Ohio (see Note 3), to repay borrowings under the working capital revolving credit portion of the Company's senior credit facility (see Note 4(d)) and for working capital. Each PIERS represents one one-hundredth of a share of the Company's 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at the Company's option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum).

         Prior to August 15, 2009, each of the PIERS is convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject to adjustment in

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

3.       ACQUISITION OF THEME PARKS

         On December 6, 2000, the Company acquired all of the capital stock of the company that owns Enchanted Village and Wild Waves ("Enchanted Village"), a water park and children's ride park located near Seattle, Washington, for a purchase price of $19,255,000 paid through issuance of 1,339,223 shares of the Company's common stock. As of the acquisition date, $4,471,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Enchanted Village's assets and liabilities. Approximately $4,296,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

         On February 9, 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The Company funded the acquisition from a portion of the proceeds of the PIERS offering. See Note 2. Approximately $56,807,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

         On May 2, 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately US $19,600,000 at the exchange rate on such date). The Company has agreed to invest in the park Can. $90,000,000 (approximately US $58,700,000 at that exchange rate) over four seasons commencing in 2002. The Company leased the land on which the park is located on a long-term basis. Approximately U.S. $6,889,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($354,172,000 and $329,275,000 carrying value as of September 30, 2001 and December 31, 2000, respectively) of Senior Discount Notes and $280,000,000 principal amount of 9 1/4% Senior Notes (the "1998 Senior Notes"). The notes are senior unsecured obligations of Holdings, and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of the Company and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The 1998 Senior Notes require annual interest payments of approximately $25,900,000 (9 1/4% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002 (in the case of the 1998 Senior Notes) and April 1, 2003 (in the case of the Senior Discount Notes), at varying redemption prices.

         Approximately $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds, if necessary, to pay certain of Six Flags' obligations to the limited partners of Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks").

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

         (d) On November 5, 1999, Six Flags Theme Parks Inc., an indirect wholly-owned subsidiary of the Company ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year working capital revolving credit facility (none of which was outstanding at September 30, 2001), a $300,000,000 five-and-one-half-year

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


multicurrency reducing revolver facility (none of which was outstanding at September 30, 2001) and a $600,000,000 six-year term loan (all of which was outstanding at September 30, 2001). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. The Company has entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from March 2003 to December 2003. At September 30, 2001, the weighted average interest rate for borrowings under the term loan was 8.47%.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. ("TWE"), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The compensatory damages judgment has been paid and, in October 2001, the punitive damages judgment was vacated and remanded by the United States Supreme Court. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to the Company's acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       INVESTMENT IN THEME PARK PARTNERSHIPS

         The following reflects the summarized results of the four parks managed by the Company during the three and nine months ended September 30, 2001 and 2000.


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                           -----------------------     ------------------------
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -----------------------     ------------------------
                                             2001           2000          2001           2000
                                           ---------     ---------     ---------      ---------
                                                             (In Thousands)
Revenue ..............................     $  93,841     $  91,449     $ 199,190      $ 186,304
Expenses:
   Operating expenses ................        23,386        24,980        67,778         68,033
   Selling, general and administrative         7,565         7,922        31,363         29,411
   Costs of products sold ............         6,890         7,310        13,948         15,508
   Depreciation and amortization .....         6,867         4,280        22,173         11,742
   Interest expense, net .............         3,511         3,276        11,091         10,489
   Other expense .....................             2           125           (22)           518
                                           ---------     ---------     ---------      ---------
      Total ..........................        48,221        47,893       146,331        135,701
                                           ---------     ---------     ---------      ---------
Net income ...........................     $  45,620     $  43,556     $  52,859      $  50,603
                                           =========     =========     =========      =========

         The Company's share of income from operations of the four theme parks for the three and nine months ended September 30, 2001 was $32,588,000 and $43,584,000, respectively, prior to depreciation and amortization charges of $5,297,000 and $15,693,000, respectively, and third-party interest and other non-operating expenses of $824,000 and $1,501,000, respectively. The Company's share of income from operations of the four theme parks for the three and nine months ended September 30, 2000 was $22,684,000 and $27,478,000, respectively, prior to depreciation and amortization charges of $5,736,000 and $15,270,000, respectively, and third-party interest and other non-operating expenses $429,000 and $769,000, respectively. The following information reflects the reconciliation between the results of the four theme parks and the Company's share of the results:


                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                         ------------------------        ------------------------
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                         ------------------------        ------------------------
                                           2001            2000            2001            2000
                                         --------        --------        --------        --------
                                                             (In Thousands)
Theme park partnership net income        $ 45,620        $ 43,556        $ 52,859        $ 50,603
Third party share of net income ..        (17,984)        (26,823)        (22,957)        (35,614)
Amortization of Company's
   investment in theme park
   partnerships in excess of share
   of net assets .................         (1,169)           (214)         (3,512)         (3,550)
                                         --------        --------        --------        --------
Equity in operations of theme park
    partnerships .................       $ 26,467        $ 16,519        $ 26,390        $ 11,439
                                         ========        ========        ========        ========

         There is a substantial difference between the carrying value of the Company's investment in the theme parks and the net book value of the theme parks. The difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by the

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Company at Six Flags Marine World. The following information reconciles the Company's share of the net assets of the theme parks partnerships and its investment in the partnership.


                                                   SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                   ------------------   -----------------
Company's share of net assets of
    theme park partnerships ....................       $119,771,000       $107,717,000
Company's investment in theme park
   partnerships in excess of share of net assets        195,601,000        187,814,000
Advances made to theme park partnerships .......         91,107,000         91,107,000
                                                       ------------       ------------
Investments in theme park partnerships .........       $406,479,000       $386,638,000
                                                       ============       ============

7.       BUSINESS SEGMENTS

         The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenue to consolidated total revenue. Park level cash expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.


                                             Three Months Ended                Nine Months Ended
                                        ----------------------------      ----------------------------
                                                September 30,                     September 30,
                                        ----------------------------      ----------------------------
                                            2001             2000             2001             2000
                                        -----------      -----------      -----------      -----------
                                                                (in thousands)
Theme park revenues ...............     $   665,625      $   638,888      $ 1,162,601      $ 1,105,715
Theme park cash expenses ..........         281,360          270,450          686,861          640,870
                                        -----------      -----------      -----------      -----------
Aggregate park EBITDA .............         384,265          368,438          475,740          464,845
Third-party share of EBITDA
   from parks accounted for
   under the equity method ........         (23,328)         (24,111)         (44,247)         (41,737)
Amortization of investment in
   theme park partnerships ........          (5,297)          (5,736)         (15,693)         (15,270)
Unallocated net expenses, including
   corporate and other expenses ...          (7,609)         (14,111)         (22,556)         (30,508)
Depreciation and amortization .....         (49,701)         (46,320)        (147,643)        (133,079)
Interest expense ..................         (56,905)         (58,797)        (173,714)        (174,948)
Interest income ...................           1,606            2,492            5,785            6,601
                                        -----------      -----------      -----------      -----------
Income before income taxes ........     $   243,031      $   221,855      $    77,672      $    75,904
                                        ===========      ===========      ===========      ===========

Theme park revenues ...............     $   665,625      $   638,888      $ 1,162,601      $ 1,105,715
Theme park revenue from parks
accounted for under the
   equity method ..................         (93,841)         (91,449)        (199,190)        (186,304)
                                        -----------      -----------      -----------      -----------
Consolidated total revenues .......     $   571,784      $   547,439      $   963,411      $   919,411
                                        ===========      ===========      ===========      ===========

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Seven of the Company's parks are located in Europe, one is located in Canada and one is located in Mexico. The following information reflects the Company's long-lived assets and revenue by domestic and international categories for the first nine months of 2001 and 2000.


     2001:                                      (In thousands)
     ----                         ----------------------------------------------
                                   Domestic       International         Total
                                  ----------        ----------        ----------
  Long-lived assets               $3,459,492        $  529,797        $3,989,289
  Revenue                            817,688           145,723           963,411


     2000:                                      (In thousands)
     ----                         ----------------------------------------------
                                   Domestic       International         Total
                                  ----------        ----------        ----------
  Long-lived assets               $3,357,846        $  488,214        $3,846,060
  Revenue                            772,363           147,048           919,411


8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of AFP Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined the impact of Statement 144 will not have a material impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement, Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management has determined the impact of Statement 143 will not have a material impact on the Company's consolidated financial statements.

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" or Statement 144 upon adoption.

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

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill, including investment in theme park partnership goodwill, is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

         As of the date of adoption, the Company expects to have unamortized goodwill of approximately $1.2 billion and unamortized identifiable intangible assets not to exceed $10.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $54.5 million and $43.3 million for the year ended December 31, 2000 and the nine months ended

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         GENERAL

         Results of operations for the three and nine month periods ended September 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

         Results of operations for the three and nine months ended September 30, 2001 include the results of Enchanted Village for the entire periods, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. Results for the three and nine months ended September 30, 2000 do not include the results of the acquired parks.

         THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue from consolidated parks in the third quarter of 2001 totaled $571.8 million compared to $547.4 million for the third quarter of 2000, representing a 4.4% increase as a result of the inclusion of the three parks acquired after the 2000 season. One of the acquired parks, the former Sea World of Ohio, now operates together with the pre-existing adjacent Six Flags facility as a single gate. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the third quarter of 2001 from consolidated parks decreased approximately 2.6% over the prior-year period (with international revenues translated on a constant currency basis).

         Operating expenses for the third quarter of 2001 increased $9.7 million compared to expenses for the third quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period decreased $3.5 million (or 2.6%) as compared to the prior-year period.

         Selling, general and administrative expenses for the third quarter of 2001 increased $6.1 million compared to comparable expenses for the third quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $3.7 million (or 7.9%) as compared to the prior-year period, primarily due to increases in advertising and insurance expenses and increased real estate taxes. Noncash compensation expense was $0.7 million less than the prior-year period, reflecting the decreased amortization associated with prior year restricted stock awards and conditional option grants.

         Costs of products sold in the 2001 period decreased $3.3 million compared to costs for the third quarter of 2000, and decreased $5.4 million excluding the acquired parks in Montreal and Seattle and excluding the increase in costs of products sold at the combined Ohio facility. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.1%, compared to 20.6% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

         Depreciation and amortization expense for the third quarter of 2001 increased $3.4 million compared to the third quarter of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio and, to a lesser extent, the Company's on-going capital program. Interest expense, net decreased $1.0 million compared to the third quarter of 2000. The decrease compared to interest expense, net for the 2000 quarter resulted from lower average interest rates and lower average debt balances.

         Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the third quarter of 2001, equity in operations of theme park partnerships increased $9.9 million compared to the third quarter of 2000, primarily as a result of improved attendance and revenue performance at certain of these parks in the 2001 period.

         Income tax expense was $95.0 million for the third quarter of 2001 compared to a $87.2 million expense for the third quarter of 2000. The effective tax rate for the third quarter of 2001 was 39.1%, compared to 39.3% for the third quarter of 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue in the first nine months of 2001 totaled $963.4 million compared to $919.4 million for the first nine months of 2000, representing a 4.8% increase as a result of the inclusion of the three parks acquired after the 2000 season. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the first nine months of 2001 on a constant currency basis decreased approximately 0.6% over the prior-year period.

         Operating expenses for the first nine months of 2001 increased $27.7 million compared to expenses for the first nine months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period decreased $0.4 million (or 0.1%) as compared to the prior-year period.

         Selling, general and administrative expenses for the first nine months of 2001 increased $21.0 million compared to comparable expenses for the first nine months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $10.8 million (or 7.6%) as compared to the prior-year period, primarily due to increases in advertising and insurance expenses and increased real estate taxes. Noncash compensation expense was $3.2 million less than the prior-year period, reflecting the decreased amortization associated with prior year restricted stock awards and conditional option grants.

         Costs of products sold in the 2001 period decreased $3.6 million compared to costs for the first nine months of 2000, and decreased $6.4 million excluding the acquired parks in Montreal and Seattle and excluding the increases in expenses at the combined Ohio facility. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.0%, compared to 20.5% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

         Depreciation and amortization expense for the first nine months of 2001 increased $14.6 million compared to the first nine months of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio and, to a lesser extent, the Company's on-going capital program. Interest expense, net decreased $0.4 million compared to the first nine months of 2000. The decrease compared to interest expense, net for the 2000 period resulted from lower average interest rates and lower average debt balances.

         Other income (expense) primarily reflects $1.2 million of net expense related to the change in fair value of two of the Company's interest rate swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

         Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first nine months of 2001, equity in operations of theme park partnerships increased $15.0 million compared to the first nine months of 2000, primarily as a result of improved attendance and revenue performance at certain of these parks in the 2001 period.

         Income tax expense was $38.4 million for the first nine months of 2001 compared to a $39.4 million expense for the first nine months of 2000. The effective tax rate for the first nine months of 2001 was 49.5% compared to 51.9% for 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At September 30, 2001, the Company's indebtedness aggregated $2,266.3 million, of which approximately $5.2 million matures prior to September 30, 2002. See Note 4 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the nine months ended September 30, 2001, net cash provided by operating activities was $234.8 million. Net cash used in investing activities in the first nine months of 2001 totaled $258.9 million, consisting of the Company's acquisition of the former Sea World of Ohio and La Ronde (a total of $132.2 million) and capital expenditures. Net cash provided by financing activities in the first nine months of 2001 was $104.8 million, representing proceeds of the 2001 offerings of the PIERS and the 2001 Senior Notes, offset in part by the tender offer for the 1997 Notes and the repayment of borrowings under the Credit Facility.

         In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of its subsidiaries to (i) make minimum annual distributions of approximately $50.2 million (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks of which the Company is currently entitled to receive approximately $15.9 million by virtue of its ownership of limited partnership units, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at the parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from the Company. At September 30, 2001, the Company had $75.4 million in a dedicated escrow account available to fund those obligations.

         The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduce paid attendance and, therefore, revenue at any of its theme parks.

         The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Credit Facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and PIERS requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. The Company may, however, refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. Interest rates, as measured by 90-day LIBOR, have decreased 3.2% from January 1, 2001 to September 30, 2001. However due to the Company's use of interest rate swap agreements, the Company's cash interest obligations have not substantially changed. As of September 30, 2001, there have been no material changes in the Company's market risk exposure from that disclosed in the 2000 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1 - 5

         Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Report on Form 8-K

                  Current Report on 8-K, dated July 19, 2001. Current Report on 8-K, dated August 15, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SIX FLAGS, INC.
                                                     (Registrant)


                                                 /s/ Kieran E. Burke
                                         -------------------------------------
                                                    Kieran E. Burke
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                               /s/ James F. Dannhauser
                                         -------------------------------------
                                                  James F. Dannhauser
                                                CHIEF FINANCIAL OFFICER



Date: November 13, 2001