Form 10-K
period 2001-12-31
SIX FLAGS INC
filed 2002-03-29
CIK 701374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2001

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
       (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)                Identification No.)

            11501 NORTHEAST EXPRESSWAY, OKLAHOMA CITY, OKLAHOMA 73131
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (405) 475-2500

                                   ----------

            Securities registered pursuant to Sec. 12(b) of the Act:

           TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH
                                                        REGISTERED
--------------------------------------    --------------------------------------
 Shares of common stock, par value         New York Stock Exchange
 $.025 per share, with Rights to
 Purchase Series A Junior Preferred
 Stock

 Preferred Income Equity Redeemable        New York Stock Exchange
 Shares, representing 1/100 of a share
 of 7 1/4% Convertible Preferred Stock

                                   ----------

          Securities registered pursuant to Sec. 12(g) of the Act: NONE

                                   ----------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

     Approximately $1,355,678,869 as of March 1, 2002 (based on the last sales price on such date as reported on the New York Stock Exchange). See "Item 5. -- Market for the Registrant's Common Equity and Related Stockholder Matters."

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date:

     The number of shares of Common Stock of the Registrant outstanding as of March 1, 2002 was 92,444,959 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in June 2002, which will be filed by the Registrant within 120 days after the close of its 2001 fiscal year. Registrant is also incorporating by reference herein the information contained in Registrant's Form 8-K, dated January 31, 2002.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Some of the statements contained in or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

     - Factors impacting attendance, such as local conditions, events, natural disasters, disturbances and terrorist activities;
     - The risk of accidents occurring at our parks;
     - Our ability to manage growth or integrate acquisitions;
     - Adverse weather conditions;
     - Competition with other theme parks and other recreational alternatives;
     - General economic conditions;
     - The loss of the services of our key personnel;
     - Changes in foreign currency rates and other factors impacting our international operations; and
     - Impact of  pending or threatened litigation.

     We caution the reader that these risks may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

     We(1) are the largest regional theme park operator in the world. The 37 parks we now operate had attendance of approximately 46.6 million in 2001. These parks include 16 of the 50 highest attendance theme parks in North America, the largest paid admission theme park in Mexico and seven theme parks in Europe. We are also managing the development and construction of a new theme park in Spain. Our theme parks serve each of the 10 largest metropolitan areas in the United States. We estimate that approximately two-thirds of the population of the continental United States live within a 150-mile radius of one of our parks.

     For the year ended December 31, 2001, our consolidated total revenue was approximately $1,046.0 million and our consolidated earnings before interest, taxes, depreciation and amortization and non-cash compensation ("EBITDA") were approximately $358.1 million(2). Adjusted EBITDA for the year was $402.5 million. Adjusted EBITDA includes our proportionate share of the EBITDA for the parks that are less than wholly-owned by us and accounted for by the equity method, I.E., Six Flags Over Georgia (including Six Flags White Water Atlanta), Six Flags Over Texas and Six Flags Marine World (the "Partnership Parks"). Aggregate combined revenues and EBITDA for us and the Partnership Parks for 2001 were $1,263.9 million and $447.9 million, respectively.

     In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. We have worldwide ownership of the "Six Flags" brand name. To capitalize on this name recognition, since the commencement of the 1998 season, we have rebranded eleven of our parks as "Six Flags" parks, including three of our international parks.

     We hold exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Europe and Latin and South America (including Mexico) of certain Warner Bros. and DC Comics characters. These characters include BUGS BUNNY, DAFFY DUCK, TWEETY BIRD, YOSEMITE SAM, BATMAN, SUPERMAN and others. In addition, our European and Latin and South American licenses with Warner Bros. include the Hanna-Barbera and Cartoon Network characters, including YOGI BEAR, SCOOBY-DOO, FLINTSTONES(3) and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the

----------
(1) As used in this Report, unless the context requires otherwise, the terms "We" or "Six Flags" refer to Six Flags, Inc. and its consolidated subsidiaries.

(2) EBITDA is defined as income before extraordinary loss, before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and other expenses, including minority interest and gain or loss on sale of assets. We have included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by accounting principles generally accepted in the United States ("GAAP") and should not be considered in isolation or as an alternative to net income
     (loss), net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of our operating performance. This information should be read in conjunction with the statements of cash flows contained in the consolidated financial statements contained elsewhere in this report.

(3) LOONEY TUNES, Characters, names and all related indicia are trademarks of Warner Bros. (C) 2002, a division of Time Warner Entertainment Company, L.P.("TWE"). BATMAN and SUPERMAN and all related characters, names and indicia are copyrights and trademarks of DC Comics (C) 2002, CARTOON NETWORK and logo are trademarks of Cartoon Network (C) 2002, SIX FLAGS and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc. (C) 2002, a subsidiary of Six Flags. FIESTA TEXAS and all related indicia are trademarks of Fiesta Texas, Inc. (C) 2002, a subsidiary of Six Flags.

characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

     Our 37 parks are located in geographically diverse markets across North America and Europe. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets. In the aggregate, our theme parks offer more than 1,430 rides, including over 185 roller coasters, making us the leading provider of "thrill rides" in the industry.

     We believe that our parks benefit from limited direct competition, since the combination of a limited supply of real estate appropriate for theme park development, high initial capital investment, long development lead-time and zoning restrictions provides our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of other theme parks in the United States, we estimate that it would cost at least $200 million and would take a minimum of two years to construct a new regional theme park comparable to one of our Six Flags theme parks.

DESCRIPTION OF RECENT FINANCINGS

     In February 2002, we consummated an offering of $480.0 million principal amount of our 8 7/8% Senior Notes due 2010. The net proceeds of this offering (approximately $467.7 million) will be used to redeem on April 1, 2002 (the first date redemption is permitted) all $280.0 million aggregate principal amount of our 9 1/4% Senior Notes due 2006 and all $170.0 million aggregate principal amount of the 8 7/8% Senior Notes due 2006 issued by our principal operating subsidiary ("Six Flags Operations"). See "Item 7. Management's Discussion and Analysis of Results of Financial Condition and Results of Operations - Liquidity, Capital Commitments and Resources."

DESCRIPTION OF DOMESTIC PARKS

     SIX FLAGS AMERICA

     Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 42nd largest theme park in North America. The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.7 million people within 50 miles and 11.4 million people within 100 miles. Based on a 2001 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 24 DMAs in the United States, respectively.(4)

     We own a site of 515 acres, with 131 acres currently used for park operations. The remaining 384 acres, which are zoned for entertainment and recreational uses, provide us with ample expansion opportunity, as well as the potential to develop complementary operations.

     Six Flags America's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

----------
(4) Park rankings are based on 2001 attendance as published in AMUSEMENT BUSINESS, an industry trade publication. All DMA rankings are based on the referenced survey.

     SIX FLAGS ASTROWORLD AND SPLASHTOWN

     Six Flags AstroWorld, the 38th largest theme park in North America is a combination theme and water park located in Houston, Texas. In May 1999, we acquired Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld. Splashtown is the 14th largest water park in the United States. The Houston, Texas market provides the parks with a permanent resident population of
4.4 million people within 50 miles and 5.4 million people within 100 miles. The Houston market is the number 11 DMA in the United States.

     We own sites of approximately 100 acres used for the theme and water park and approximately 60 acres for Splashtown. Splashtown competes with the water park at Six Flags AstroWorld. Six Flags AstroWorld primarily competes with Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 200 miles from the park. In addition, the park primarily competes with Six Flags Over Texas, our park located in Arlington, Texas, approximately 250 miles from the park.

     SIX FLAGS DARIEN LAKE & CAMPING RESORT

     Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 41st largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and 3.2 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 47, number 71 and number 81 DMAs in the United States, respectively.

     The Six Flags Darien Lake property consists of approximately 988 acres, including 144 acres for the theme park, 242 acres of campgrounds and 593 acres of agricultural, undeveloped and water areas. Six Flags Darien Lake also has a 20,000 seat amphitheater. We have a long-term arrangement with an independent concert promoter to lease and operate the amphitheater.

     Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by us. The campgrounds include 1,180 developed campsites, including 395 recreational vehicles (RV's) available for daily and weekly rental. The campground is one of the largest in the United States. In 2001, approximately 391,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

     Six Flags Darien Lake's principal competitor is Paramount Canada's Wonderland Park located in Toronto, Canada, approximately 125 miles from Six Flags Darien Lake. In addition, Six Flags Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Six Flags Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities.

     SIX FLAGS ELITCH GARDENS

     Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Invesco Field at Mile High Stadium and the Pepsi Center Arena, and close to Coors Field. Six Flags Elitch Gardens is the 44th largest theme park in North America. The park's primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population base of approximately 2.5 million people within 50 miles of the park and approximately 3.4 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

     SIX FLAGS FIESTA TEXAS

     Six Flags Fiesta Texas, the 32nd largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.8 million people within 50 miles and approximately 3.1 million people within 100 miles. The San Antonio market is the number 37 DMA in the United States.

     Six Flags Fiesta Texas' principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with two of our parks: Six Flags AstroWorld, located in Houston, Texas, and Six Flags Over Texas located in Arlington, Texas.

     SIX FLAGS GREAT ADVENTURE, SIX FLAGS HURRICANE HARBOR AND SIX FLAGS WILD SAFARI

     Six Flags Great Adventure, the 14th largest theme park in North America, the separately gated adjacent Six Flags Hurricane Harbor, the 11th largest water park in the United States, and Six Flags Wild Safari are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 13.3 million people within 50 miles and approximately 26.2 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

     We own a site of approximately 2,200 acres, of which approximately 240 acres are currently used for the theme park operations, approximately 45 acres are used for the water park and approximately 350 adjacent acres are used for the wildlife safari park. Most of the balance of the site is available for future development. The animal park is home to over 1,200 animals representing more than 58 species, which can be seen over a four and one-half mile drive. Six Flags Great Adventure's principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park. The water park competes with several other water parks in the market.

     SIX FLAGS GREAT AMERICA

     Six Flags Great America, the 23rd largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.3 million people within 50 miles and approximately
12.8 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 33 DMAs in the United States, respectively.

     We own a site of approximately 440 acres of which 92 are used for the theme park operations, and approximately 106 usable acres are located in a separate parcel available for expansion and complementary uses. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, our park located outside St. Louis, Missouri, approximately 320 miles from the park.

     SIX FLAGS KENTUCKY KINGDOM

     Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky. Of the 58 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us. Six Flags Kentucky Kingdom is the 49th largest theme park in North America. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.7 million people within 100 miles. The Louisville and Lexington markets are the number 50 and number 66 DMAs in the United States.

     Six Flags Kentucky Kingdom's only significant direct competitor is Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park.

     SIX FLAGS MAGIC MOUNTAIN AND SIX FLAGS HURRICANE HARBOR

     Six Flags Magic Mountain, the 18th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor are located in Valencia, California, 30 miles north of Los Angeles. The Los Angeles, California market provides the parks with a permanent resident population of approximately
9.7 million people within 50 miles and approximately 16 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

     We own a site of approximately 260 acres with 160 acres used for the theme park, and approximately 12 acres used for the pirate-themed water park. Six Flags Magic Mountain's principal competitors include Disneyland and Disney's California Adventure, each in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott's Berry Farm in Buena Park, California, located approximately 50 miles from the park, Sea World of California in San Diego, California, located approximately 150 miles from the park and Legoland in Carlsbad, California, located approximately 120 miles from the park.

     Six Flags Hurricane Harbor's competitors include the new Soak City USA Waterpark and Raging Waters, each located approximately 50 miles from the water park.

     SIX FLAGS MARINE WORLD

     Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 30th largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.5 million people within 50 miles and approximately 10 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 19 DMAs in the United States, respectively.

     We manage a portion of the operations of Six Flags Marine World under a management agreement, pursuant to which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In addition, we operate the rest of the park pursuant to our lease of approximately 55 acres of land at the site on a long-term basis and at nominal rent, which entitles us to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, we have the option to purchase the entire park between February 2002 and February 2007.

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

     We account for our interest in Six Flags Marine World under the equity method of accounting. See Note 4 to Notes to Consolidated Financial Statements.

     SIX FLAGS NEW ENGLAND

     Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston. Six Flags New England is the 34th largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles and 15.2 million people within 100 miles. Springfield, Providence, Hartford/New Haven and Boston are the number 105, number 49, number 28 and number 6 DMAs in the United States. Six Flags New England is comprised of approximately 230 acres, with 90 acres currently used for park operations, 12 acres for a picnic grove and approximately 128 undeveloped acres.

     Six Flags New England's only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, our park located in Lake George, New York, approximately 150 miles from Six Flags New England.

     SIX FLAGS OVER GEORGIA AND SIX FLAGS WHITE WATER ATLANTA

     Six Flags Over Georgia, the 28th largest theme park in North America is located on approximately 280 acres, 10 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of approximately 4.0 million people within 50 miles and approximately 6.7 million people within 100 miles. The Atlanta market is the number 9 DMA in the United States.

     In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park. Six Flags White Water Atlanta, which is the 11th largest water park in the United States, is located on approximately 69 acres. Approximately 12 acres remain undeveloped.

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

     PARTNERSHIP STRUCTURE. On March 18, 1997, Six Flags completed arrangements pursuant to which we will manage the Georgia park through 2026. Under the agreements governing the arrangements, the Georgia park is owned (excluding real property) by the Georgia Partnership of which our subsidiary is the managing general partner. In the second quarter of 1997, two subsidiaries of Six Flags made a tender offer for partnership interests ("LP Units") in the 99% limited partner of the Georgia Partnership (the "Georgia

Limited Partner"), that valued the Georgia park at $250 million (the "Georgia Tender Offer Price"). Six Flags purchased approximately 25% of the LP Units in the 1997 tender offer at an aggregate price of $62.7 million.

     The key elements of the arrangements are as follows: (i) the Georgia Limited Partner (which is not affiliated with us except for our ownership of certain LP Units) receives minimum annual distributions (including rent on the real estate) of $20.3 million in 2001, increasing each subsequent year in proportion to increases in the cost of living; (ii) thereafter, we are entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash is distributed 95% to us and 5% to the Georgia Limited Partner; (iii) on an annual basis, we are required to offer to purchase an additional 5% of the LP Units (accumulating to the extent not purchased in any given year) at a price based on a valuation for the park equal to the greater of $250.0 million or a value derived by multiplying the weighted-average four year EBITDA of the park and, to the extent positive, Six Flags White Water Atlanta, by 8.0; (iv) in 2027, we have the option to acquire all remaining interests in the Georgia park at a price based on the Georgia Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026; and (v) we are required to make minimum capital expenditures at the Georgia park during rolling five-year periods, based generally on 6% of the park's revenues. We were not required to purchase a material number of LP Units in the 1998, 1999, 2000 and 2001 offers to purchase. Cash flow from operations at the Georgia park is used to satisfy these requirements first, before any funds are required from us. In addition, we are entitled to retain our proportionate share (based on our holdings of LP Units) of distributions made to the Georgia Limited Partner. In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units, and we received an assignment from Time Warner of all cash flow received on such LP Units and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the Georgia Partnership to Time Warner. In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own LP Units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities.

     We account for our interests in the Georgia parks under the equity method of accounting. See Notes 4 and 12 to Notes to Consolidated Financial Statements.

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

     The Texas Limited Partner (as defined below) owns a site of approximately 200 acres used for the theme park. Six Flags Over Texas' principal competitors include Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 285 miles from the park and Six Flags AstroWorld, approximately 250 miles from the park. We own directly approximately 47 acres, of which approximately 17 acres are currently used for Hurricane Harbor and 30 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

     PARTNERSHIP STRUCTURE. Six Flags Over Texas is owned (excluding real property) by Texas Flags,

Ltd. (the "Texas Partnership"), a Texas limited partnership of which the 1% general partner is our wholly-owned subsidiary, and the 99% limited partner is Six Flags Fund II, Ltd., a Texas limited partnership (the "Texas Limited Partner") which is unaffiliated with us except that we own certain limited partnership units in the Texas Limited Partner as described below. Six Flags Hurricane Harbor is 100% owned by us and is not included in these partnership arrangements.

     In December 1997, Six Flags completed arrangements pursuant to which we will manage Six Flags Over Texas through 2027. The key elements of the arrangements are as follows: (i) the Texas Limited Partner receives minimum annual distribution (including rent on the real estate) of $29.9 million in 2001, increasing each year thereafter in proportion to increases in the cost of living; (ii) thereafter, we are entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6.0% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 92.5% to us and 7.5% to the Texas Limited Partner; (iii) in the first quarter of 1998, we made a tender offer for partnership units ("LP Units") in the Texas Limited Partner that valued the park at approximately $374.8 million (the "Texas Tender Offer Price"); (iv) commencing in 1999, and on an annual basis thereafter, we are required to offer to purchase an additional 5% of the LP Units (accumulating to the extent not purchased in any given year) at a price based on a valuation for the park equal to the greater of $374.8 million or a value derived by multiplying the weighted-average four year EBITDA of the park by 8.5; (v) in 2028 we have the option to acquire all remaining interests in the park at a price based on the Texas Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027; and (vi) we are required to make minimum capital expenditures at the Texas park during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Texas park is used to satisfy these requirements first, before any funds are required from us. In addition, we are entitled to retain our proportionate share (based on our holdings of LP Units) of distributions made to the Texas Limited Partner. Pursuant to the tender offer and the 1999, 2000 and 2001 offers to purchase, we have purchased approximately 36% of the LP Units at an aggregate price of $133.9 million. In connection with the Subordinated Indemnity Agreement, we transferred to Time Warner (which has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units and we received an assignment from Time Warner of all cash flow received on such LP Units and we otherwise control such entities. In addition, we issued preferred stock of the managing general partner of the Texas Partnership to Time Warner. In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own LP Units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities.

     We account for our interests in Six Flags Over Texas under the equity method of accounting. See Notes 4 and 12 to Notes to Consolidated Financial Statements.

     SIX FLAGS ST. LOUIS

     Six Flags St. Louis, the 35th largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.6 million people within 50 miles and approximately 3.8 million people within 100 miles. The St. Louis market is the number 22 DMA in the United States.

     We own a site of approximately 497 acres of which approximately 132 are used for park operations. Six Flags St. Louis competes with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Worlds of Fun in Kansas City, Missouri, located approximately 250 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 515 miles from the park; Silver Dollar City, located in Branson, Missouri, approximately 250 miles from the park; and Six Flags Great America, our park located near Chicago, Illinois, approximately 320 miles from the park.

     SIX FLAGS WORLDS OF ADVENTURE

     Six Flags Worlds of Adventure, the 24th largest theme park in North America, a combination theme, water and marine wildlife park, represents the consolidation of the former Six Flags of Ohio and the adjacent park formerly known as Sea World of Ohio. The park is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and approximately 7.0 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 17, number 98 and number 21 DMAs in the United States, respectively.

     Adjacent to Six Flags Worlds of Adventure are a 145 room hotel and a camping resort each owned and operated by us. The campgrounds include 300 developed campsites, including 24 recreational vehicles (RV's) available for daily and weekly rental. In 2001, approximately 37,000 people used the Six Flags Ohio hotel and campgrounds.

     The 690-acre property on which Six Flags Worlds of Adventure is situated includes a 50-acre spring-fed lake. The theme park and the water park presently occupy approximately 45 acres and the marine wildlife park is located on approximately 113 acres. There are approximately 110 acres of undeveloped land that have the potential for further development.

     Six Flags Worlds of Adventure's principal competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from the park. There are also three small water parks within a 50-mile radius of Six Flags Worlds of Adventure.

     ENCHANTED VILLAGE AND WILD WAVES

     Enchanted Village and Wild Waves is a water and rides park located in Seattle, Washington. The facility is located on approximately 65 acres. The Seattle-Tacoma market provides the park with a permanent resident population of approximately 3.4 million people within 50 miles and approximately 4.3 million people within 100 miles. The Seattle-Tacoma market is the number 12 DMA in the United States. The park is primarily a water park and currently lacks a full complement of rides and revenue outlets. As a result, we believe that there is an opportunity over the next several years to increase this park's revenue, attendance and cash flow, with relatively modest capital expenditures, commencing with the 2002 season. The park does not have any significant direct competitors.

     FRONTIER CITY

     Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.5 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 45 and number 59 DMAs in the United States, respectively

     We own a site of approximately 109 acres, with 55 acres currently used for park operations. Frontier City's only significant competitor is Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

     THE GREAT ESCAPE

     The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population base of approximately 0.9 million people within 50 miles of the park and 2.8 million people within 100 miles. According to information released by local governmental agencies, approximately 3.7 million tourists visited the Lake George area in 2001. The Albany market is the number 57 DMA in the United States

     The Great Escape is located on a site of approximately 368 acres, with 143 acres currently used for park operations. Approximately 43 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Six Flags New England, our park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

     WATERWORLD PARKS

     The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento).

     Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park's primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population base of approximately 7.1 million people within 50 miles of the park and 10.6 million people within 100 miles. The San Francisco Bay market is the number 5 DMA in the United States.

     Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility's primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 2.9 million people within 50 miles of the park and 10.2 million people within 100 miles. The Sacramento market is the number 19 DMA in the United States.

     Both facilities are leased under long-term ground leases. The Concord site includes approximately 21 acres. The Sacramento facility is located on approximately 14 acres. Concord's only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from that facility. Sacramento's only significant competitor is Sunsplash located in northeast Sacramento, approximately 20 miles from that facility.

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

     WYANDOT LAKE

     Wyandot Lake is mainly a water park, but also offers traditional amusement park attractions with 15 "dry" rides, games, shows and a large catering facility. It is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and approximately
6.5 million people within 100 miles. The Columbus market is the number 34 DMA in the United States.

     We lease from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 2002, but we expect to exercise our available options through 2008. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

     Wyandot Lake's direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

DESCRIPTION OF INTERNATIONAL PARKS

     SIX FLAGS BELGIUM

     Six Flags Belgium is a combination theme park and year-round indoor water park - called Aqualibi - near Brussels. The park is located on 120 acres. We estimate that approximately 11.4 million people live within a 50 mile radius of the park and approximately 51.0 million people live within 100 miles. The park's primary competitors are Bobbejaanland in Belgium, Efteling in Holland and Parc Asterix in France. These parks are located approximately 70, 100 and 200 miles from Six Flags Belgium, respectively. The park also competes with our Bellewaerde park, approximately 100 miles from Six Flags Belgium.

     SIX FLAGS HOLLAND

     Six Flags Holland is a theme park located on 390 acres that features over 40 rides and numerous shows, games and food venues. The park also operates the adjacent bungalow park with 142 bungalows and the largest events ground in the country. The park is located in the heart of the Netherlands, just west of Amsterdam. This market provides the park with a permanent resident population base of approximately 8.9 million people within a 50 mile radius of the park and approximately 56.8 million people within 100 miles. The park's primary competitor is Efteling in Holland, approximately 100 miles from the park. The park also competes with Warner Bros. Movie World Germany, which is approximately 100 miles from Six Flags Holland.

     SIX FLAGS MEXICO

     In May 1999, we acquired Reino Aventura, the largest paid admission theme park in Mexico, which was rebranded as Six Flags Mexico in the 2000 season. The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which are leased on a long-term basis from the Federal District of Mexico. More than 22 million people live within 50 miles of Six Flags Mexico. Six Flags Mexico's principal competitors are Chapultepec and Divertido, both amusement parks located in Mexico City.

     BELLEWAERDE

     Bellewaerde is a combination animal and theme park in Ieper, Belgium. It lies in Flanders, the northern area of Belgium and is situated on 130 acres. We estimate that approximately 5.3 million people live within a 50 mile radius of the park and approximately 32.5 million people live within 100 miles. The park's primary competitors are Plopsaland and Bobbejaanland, each located in Belgium. These parks are located approximately 125 and 120 miles from Bellewaerde, respectively. The park also competes with Six Flags Belgium, approximately 100 miles from Bellewaerde.

     LA RONDE

     La Ronde, is the 48th largest theme park in North America, a theme park located in the City of Montreal. The park is located on the 146 acre site of the 1967 Montreal Worlds Fair. Montreal has a metropolitan population of approximately 3.3 million and is a major tourist destination. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and 5.0 million people within 100 miles. The park competes with Paramount Canada's Wonderland, approximately 370 miles from La Ronde.

     WALIBI AQUITAINE

     Walibi Aquitaine is a theme park located in Southwestern France between Bordeaux and Toulouse. The park is located on approximately 74 acres. Approximately 5.0 million people live within a 50 mile radius of the park and approximately 10.0 million people live within 100 miles. The park's nearest competitor is Futuroscope in Poitiers, France which is located 250 miles from Walibi Aquitaine.

     WALIBI RHONE-ALPES

     Walibi Rhone-Alpes is a combination theme and water park located in eastern France in the heart of the Lyon-Geneva-Grenoble triangle. The park is located on approximately 86 acres. Approximately 4.8 million people live within a 50 mile radius of the park and approximately 21.5 million people live within 100 miles. The park's primary competitor is Parc Asterix in France which is located approximately 310 miles away.

     WALIBI SCHTROUMPF

     Walibi Schtroumpf is a Smurf-themed park located near Metz in northeastern France. The park is located on approximately 375 acres which are leased on a long-term basis. The park's main markets include parts of France, Belgium, Luxembourg and Germany. These markets provide the park with a permanent resident population base of approximately 3.6 million people within a 50 mile radius of the park and approximately 16.4 million people within 100 miles. The park's primary competitors are Europa Park in Germany and Parc Asterix in France. These parks are located approximately 150 and 220 miles from the park, respectively.

     WARNER BROS. MOVIE WORLD GERMANY

     Warner Bros. Movie World Germany is a "Hollywood" themed park located near Dusseldorf, Germany. The park is located on approximately 148 acres of land, most of which is leased on a long-term basis with the balance owned. Approximately 21.4 million people live within 50 miles of the park and 81.2 million people within 100 miles. The park's primary competitors are Phantasialand Park, located approximately 75 miles from the park, and Efteling, located approximately 110 miles from the park. The park also competes with Six Flags Holland which is approximately 100 miles away from the park.

     WARNER BROS. MOVIE WORLD MADRID

     We are managing the development of a new park to be known as Warner Bros. Movie World Madrid, near Madrid, Spain. The park, which is scheduled to open in April, 2002, is located on approximately 150 acres with room for expansion.

     The park's primary market includes the metropolitan Madrid area. This market provides the park with a permanent resident population base of approximately 10.7 million people within a 50 mile radius of the park and approximately 23.4 million people within 100 miles. The park's primary competitors are Parque de Atracciones in Madrid, Terra Mitica in Valencia and Port Aventura in Barcelona. These parks are located approximately 20, 230 and 350 miles from the park, respectively.

     We are paid a development fee from the owner and will manage the park for a management fee equal to 2 1/2% of revenues on a long-term basis following its opening. We also hold a 5% minority interest in the park's ownership.

     For additional financial and other information concerning our international operations, see Note 13 to Notes to Consolidated Financial Statements.

MARKETING AND PROMOTION

     We attract visitors through national and local multi-media marketing and promotional programs for each of our parks. The national programs are designed to market and enhance the Six Flags brand name. Local programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. Marketing programs are supervised by our Senior Vice President for Marketing, with the assistance of our senior management and a national advertising agency.

     We also develop partnership relationships with well-known national and regional consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.

     Group sales and pre-sold tickets provide us with a consistent and stable base of attendance, representing approximately 34.5% of aggregate attendance in 2001 at the parks which we owned or operated during that season. Each park has a group sales and pre-sold ticket manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

     We have also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During 2001, 27.8% of visitors to the parks we owned or operated during that season utilized season passes. A significant portion of our attendance is attributable to the sale of discount admission tickets. We offer discounts on season and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, because such expenses are relatively fixed during the operating season.

     We also implement promotional programs as a means of targeting specific market segments and geographic locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through direct mail, telemarketing, direct response media, sponsorship marketing and targeted multi-media programs. The special promotional offers are usually for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket, such as combination tickets with a complementary location.

LICENSES

     We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except the Las Vegas metropolitan area), Canada, Europe and Latin and South America (including Mexico). In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros., and in limited circumstances, approval rights of certain third parties, all animated cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including BATMAN, SUPERMAN, BUGS BUNNY, DAFFY DUCK, TWEETY BIRD and YOSEMITE SAM, and include the right to sell merchandise using the characters. In addition, the Cartoon Network and Hanna-Barbera characters including YOGI BEAR, SCOOBY-DOO and THE FLINTSTONES are available for our use at theme parks throughout Europe and Latin and South America. In addition to basic license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. Warner Bros. has the right to terminate the license agreements under certain circumstances including if any persons involved in the movie or television industries obtain control of us and upon a default under the subordinated indemnity agreement between us and Time Warner Inc. entered into in connection with the our acquisition of the former Six Flags.

PARK OPERATIONS

     We currently operate in geographically diverse markets in the United States, Canada, Mexico and Europe. Each of our parks is operated to the extent practicable as a separate operating division in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of our regional Executive Vice Presidents (each of whom reports to our Chief Operating Officer). The general manager is responsible for all operations and management of the individual park. We also have an Executive Vice President responsible for retail and in-park spending at all of our parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

     Each of our parks is managed by a full-time, on-site management team under the direction of the general manager. Each management team includes senior personnel responsible for operations and maintenance, marketing and promotion, human resources and merchandising. Park management compensation structures are designed to provide incentives (including stock options and cash bonuses) for individual park managers to execute our strategy and to maximize revenues and operating cash flow.

     Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open during weekends prior to and following their daily seasons, often in conjunction with themed events (such as Hallowscream, Fright Fest, Oktoberfest and Holiday in the Park). Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

CAPITAL IMPROVEMENTS

     We regularly make capital investments in the introduction of new rides and attractions at our parks. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the introduction of new rides and attractions is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, we generally add theming to acquired parks and enhance the theming and landscaping of our existing parks in order to provide a complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides, are expensed as incurred and therefore are not included in capital expenditures.

     Our level of capital expenditures is directly related to the optimum mix of rides and attractions given park attendance and market penetration. These targeted expenditures are intended to drive significant attendance growth at the parks and to provide an appropriate complement of entertainment value, depending on the size of a particular market. As an individual park begins to reach an appropriate attendance penetration for its market, management generally plans a new ride or attraction every two to four years in order to enhance the park's entertainment product.

MAINTENANCE AND INSPECTION

     Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 1,260 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

     In addition to our maintenance and inspection procedures, our liability insurance carrier performs an annual inspection of each park and all attractions and related maintenance procedures. The results of insurance inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. In certain states, inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at our parks in order to train life guards and audit safety procedures.

INSURANCE

     We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2001, our self-insured retention is $1.0 million per occurrence for our domestic parks and a nominal amount per occurrence for our international parks. Our self-insured retention after November 15, 2001 is $0.5 million for workers compensation claims. For most incidents prior to November 15, 2001, we have no self-insured retention. We also maintain fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

COMPETITION

     Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. Within each park's regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment. We believe our parks feature a sufficient variety of rides and attractions, restaurants, merchandise outlets and family orientation to enable it to compete effectively.

SEASONALITY

     Our operations are highly seasonal, with more than 90% of park attendance in 2001 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. More than 85% of our revenues are earned in the second and third quarters of each year.

ENVIRONMENTAL AND OTHER REGULATION

     Our operations are subject to increasingly stringent federal, state and local environmental laws and regulations including laws and regulations governing water discharges, air emissions, soil and groundwater contamination, the maintenance of underground and above-ground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at each park. We believe that we are in substantial compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.

     In addition, portions of the undeveloped areas at certain of our parks are classified as wetlands. Accordingly, we may need to obtain governmental permits and other approvals prior to conducting development activities that affect these areas, and future development may be prohibited in some or all of these areas.

EMPLOYEES

     At March 1, 2002, we employed approximately 3,000 full-time employees, and we employed over 44,000 seasonal employees during the 2001 operating season. In this regard, we compete with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

     Approximately 6.9% of our full-time and approximately 4.8% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2003 (Six Flags Over Texas), December 2003 (Six Flags Over Georgia), December 2002 (Six Flags Great Adventure), and January 2003 (Six Flags St. Louis). We have not experienced any strikes or work stoppages by our employees, and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

                        Age as of
Name                  March 1, 2002          Position
----                  -------------          --------
Kieran E. Burke            (44)              Director, Chairman of the Board and
                                             Chief Executive Officer since June
                                             1994; Director, President and Chief
                                             Executive Officer from October 1989
                                             through June 1994.

Gary Story                 (46)              Director, President and Chief
                                             Operating Officer since June 1994;
                                             Executive Vice President and Chief
                                             Operating Officer from February
                                             1992 through June 1994; prior to
                                             such period, general manager of
                                             Frontier City theme park for more
                                             than five years.

James F. Dannhauser        (49)              Chief Financial Officer since
                                             October 1, 1995; Director since
                                             October 1992; prior to June 1996,
                                             Managing Director of Lepercq, de
                                             Neuflize & Co. Incorporated for
                                             more than five years.

John E. Bement             (49)              Executive Vice President since May
                                             1998; General Manager of Six Flags
                                             Over Georgia from January 1993 to
                                             May 1998.

Hue W. Eichelberger        (43)              Executive Vice President since
                                             February 1, 1997; General Manager
                                             of Six Flags America from May 1992
                                             to 1998; Park Manager of White
                                             Water Bay from February 1991 to May
                                             1992.

Thomas Iven                (43)              Executive Vice President since
                                             November, 2000; General Manager of
                                             Six Flags St. Louis since August
                                             1998; Regional Director of Retail
                                             Operations of the Six Flags Texas
                                             region from 1996 to August 1998;
                                             Vice President of Retail Operations
                                             at Six Flags Over Texas from 1992
                                             to 1996.

William Muirhead           (46)              Executive Vice President since
                                             September 2001; General Manager of
                                             Six Flags Great Adventure since
                                             1998; General Manager of Riverside
                                             Park (now Six Flags New England) in
                                             1997 and 1998; worked on various
                                             projects in Asia, including Ocean
                                             Park in Hong Kong from 1992 to
                                             1997; Director of retail operations
                                             at Dorney Park and Wildwater
                                             Kingdom from 1987-1992.

Brian Jenkins              (40)              Senior Vice President of Finance
                                             since April, 2000; Vice President
                                             of Finance since April 1998;
                                             Regional Vice President of Finance
                                             for the former Six Flags from 1996
                                             to 1998; Served in various
                                             financial positions with FoxMeyer
                                             Health Corporation from 1990 to
                                             1996 most recently as Vice
                                             President of Business Development
                                             and Corporate Planning.

                        Age as of
Name                  March 1, 2002          Position
----                  -------------          --------

Charles Salemi             (37)              Senior Vice President of Marketing
                                             since September 2001; Regional Vice
                                             President of Marketing from January
                                             2000 to September 2001; Director of
                                             Marketing for Six Flags Great
                                             America and Six Flags St. Louis
                                             from April 1997 to January 2000.
                                             Prior to that, Mr. Salemi worked in
                                             marketing for Ogden Entertainment
                                             Services and Ringling Bros. and
                                             Barnum and Bailey Circus.

Walter S. Hawrylak         (54)              Secretary since June 2001; Vice
                                             President since June 2000; prior to
                                             that he served as our Director of
                                             Administration since September
                                             1999; served as Executive Vice
                                             President and Chief Financial
                                             Officer of Entercitement from May
                                             1997 to September 1999; served as
                                             Vice President and Chief Financial
                                             Officer of Callaway Gardens from
                                             October 1995 to May 1997; served as
                                             Vice President and Chief Financial
                                             Officer at Universal Studios
                                             Hollywood from March 1994 to
                                             October 1995.

James M. Coughlin          (50)              General Counsel since May 1998;
                                             partner, Baer Marks & Upham LLP,
                                             from 1991 to 1998.

     Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in June 2002.

ITEM 2.  PROPERTIES
Set forth below is a brief description of our material real estate at March 1, 2002:

Six Flags America, Largo, Maryland -- 515 acres (fee ownership)
Six Flags AstroWorld, Houston, Texas -- 99 acres (fee ownership)
Six Flags Belgium, Brussels, Belgium -- 120 acres (fee ownership)
Six Flags Darien Lake, Darien Center, New York -- 988 acres (fee ownership)
Six Flags Elitch Gardens, Denver, Colorado -- 67 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas -- 206 acres (fee ownership)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey - 2,200 acres (fee ownership)
Six Flags Great America, Gurnee, Illinois -- 440 acres (fee ownership)
Six Flags Holland, Biddinghuizen, The Netherlands -- 390 acres (fee ownership and leasehold interest) (1)
Six Flags Hurricane Harbor, Arlington, Texas -- 47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California -- 12 acres (fee ownership)
Six Flags Kentucky Kingdom, Louisville, Kentucky -- 58 acres (fee ownership and leasehold interest) (2)
Six Flags Magic Mountain, Valencia, California -- 260 acres (fee ownership)
Six Flags Marine World, Vallejo, California -- 136 acres (long-term leasehold interest at nominal rent)
Six Flags Mexico, Mexico City, Mexico - 107 acres (leasehold interest) (3)
Six Flags New England, Agawam, Massachusetts -- 230 acres (substantially all fee ownership)
Six Flags Over Georgia, Atlanta, Georgia -- 280 acres (leasehold interest) (4) Six Flags Over Texas, Arlington, Texas -- 200 acres (leasehold interest)(4)
Six Flags St. Louis, Eureka, Missouri -- 497 acres (fee ownership)
Six Flags White Water Atlanta, Marietta, Georgia - 69 acres (fee ownership)(5) Six Flags Worlds of Adventure, Aurora, Ohio -- 690 acres (fee ownership) Bellewaerde, Ieper, Belgium -- 130 acres (fee ownership)
Enchanted Village and Wild Waves, Seattle, Washington -- 65 acres (leasehold interest)(6)
Frontier City, Oklahoma City, Oklahoma -- 109 acres (fee ownership)
La Ronde, Montreal, Canada - 146 acres (leasehold interest)(7)
The Great Escape, Lake George, New York -- 368 acres (fee ownership)
Splashtown, Spring, Texas - 60 acres (fee ownership)
Walibi Aquitaine, Roquefort, France -- 74 acres (fee ownership)
Walibi Rhone-Alpes, Les Avenieres, France -- 86 acres (fee ownership)
Walibi Schtroumpf, Metz, France -- 375 acres (leasehold interest)(8)
Warner Bros. Movie World Germany, Bottrop, Germany - 148 acres (fee ownership and leasehold interest)(9)
Waterworld/Concord, Concord, California -- 21 acres (leasehold interest) (10) Waterworld/Sacramento, Sacramento, California -- 14 acres
(leasehold interest)(11)
White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership)
Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest)(12)

----------
(1) A substantial portion of the land is leased from a governmental agency with a term expiring in 2018. An undeveloped portion of the land is also leased on a year-to-year basis. The balance is owned.
(2) Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us.
(3) The site is leased from the Federal District of Mexico City. The lease expires in 2017.
(4) Lessor is the limited partner of the partnership that owns the park. The leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor not previously acquired.
(5)  Owned by the partnership that operates Six Flags Over Georgia.
(6) The site is leased from the prior owner. The base term of the lease expires in 2030 and we have renewal options covering an additional 46 years.
(7)  The site is leased from the City of Montreal. The lease expires in 2065.
(8)  The site is leased from a public authority. The lease expires in 2086.
(9) Approximately 7% of the site is owned. The balance is leased from multiple landlords with lease terms in most cases ranging between 60 and 99 years.
(10) The site is leased from the City of Concord. The lease expires in 2025 and we have five five-year renewal options.
(11) The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by us for an additional ten-year term.
(12) The site is subleased from the Columbus Zoo. The lease expires in 2002 and we have two renewal options with an aggregate 6 year term. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

     We have granted to our lenders under our $1.2 billion credit agreement a mortgage on substantially all of our United States properties.

     In addition to the foregoing, we lease office space and a limited number of rides and attractions at our parks. See Note 12 to Notes to Consolidated Financial Statements.

     We consider our properties to be well-maintained, in good condition and adequate for their present uses and business requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The nature of the industry in which we operate tends to expose us to claims by visitors, generally for injuries. Historically, the great majority of these claims have been minor. While we believe that we are adequately insured against customers' claims, if we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

     In December 1998, a final judgment of $197.3 million in compensatory damages was entered against Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and, in October 2001, the order of the Georgia Court of Appeals affirming the punitive damages judgment was vacated by the United States Supreme Court. In February 2002, the parties reargued the appeal of the punitive damages judgment before the Georgia Court of Appeals. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to our acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify us from any and all liabilities arising out of this litigation.

     We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, AMENDAREZ V. SIX FLAGS THEME PARKS, INC., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our park in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. They seek compensatory and punitive damages in unspecified amounts, and injunctive and other relief. The named plaintiffs purport to represent seven "subclasses" of visitors to the Valencia park. We have objected to the class allegations, arguing that the lawsuit cannot appropriately be maintained as a class action, and intend to vigorously defend this case. The case is in an early stage and consequently we cannot predict the outcome, however, we do not believe it will have a material adverse effect on our consolidated financial position, or results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "PKS." Set forth below are the high and low sales prices for the Common Stock as reported by the NYSE since January 1, 2000.

        Year        Quarter           High                  Low
        ----        -------           ----                  ---
        2002     First (through      16 1/2               12 1/2
                 March 1, 2002)

        2001         Fourth          16                   11 1/2
                     Third           23 5/8               10 5/16
                     Second          23 3/4               17 13/16
                     First           23 1/16              16 3/8

        2000         Fourth          17 3/16              14 3/16
                     Third           24                   13 1/2
                     Second          28 1/8               20
                     First           28 5/16              19 1/2

     As of March 1, 2002, there were 790 holders of record of our Common Stock. We paid no cash dividends on our Common Stock during the three years ended December 31, 2001. We do not anticipate paying any cash dividends on our Common Stock during the foreseeable future. The indentures relating to our 8 7/8% Senior Notes due 2010, 9 1/2% Senior Notes Due 2009, 10% Senior Discount Notes Due 2008 and 9 3/4% Senior Notes due 2007 limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     In February and November 1997, respectively, we acquired Six Flags New England (formerly Riverside Park) and Six Flags Kentucky Kingdom (formerly Kentucky Kingdom). In 1998, we acquired the former Six Flags and substantially all of the capital stock of Walibi. In May 1999, we acquired Six Flags Mexico (formerly Reino Aventura) and two water parks, one of which is owned by a Partnership Park and not consolidated. In November 1999, we acquired Warner Bros. Movie World Germany, the operating season of which ended prior to the acquisition. In December 2000, we acquired Enchanted Village. In February and May 2001, respectively, we acquired the former Sea World of Ohio and La Ronde. In each case the operations of acquired parks are reflected only for the periods subsequent to their respective acquisition dates. See Note 2 to Notes to Consolidated Financial Statements.

                                                                          (In thousands, except per share data)
                                                                          -------------------------------------
                                                           2001            2000           1999           1998(1)           1997
                                                           ----            ----           ----           -------           ----
Revenue.............................................. $  1,045,964    $  1,006,981     $  926,984      $  792,703      $  193,904
Depreciation and amortization........................      199,800         179,989        154,264         109,841          19,792
Equity in operations of theme park partnerships......       21,512          11,833         26,180          24,054              --
Interest expense, net................................      223,394         224,767        169,441         115,849          17,775
Income tax expense (benefit) ........................       (7,195)          5,622         24,460          40,716           9,615
Income (loss) before extraordinary loss..............      (49,573)        (51,959)       (19,230)         35,628          14,099
Extraordinary loss on extinguishment of debt,
  net of tax effect..................................       (8,529)             --        (11,296)           (788)             --
Net income (loss)....................................      (58,102)        (51,959)       (30,526)         34,840          14,099
Net loss - pro forma ................................          N/A             N/A            N/A         (51,160)            N/A
Net income (loss) applicable to common stock.........      (84,617)        (75,247)       (53,814)         17,374          14,099(2)
Per Share(3):
  Income (loss) before extraordinary loss:
    Basic............................................         (.85)           (.96)          (.55)            .27             .39
    Diluted..........................................         (.85)           (.96)          (.55)            .26             .38
    Proforma(4)......................................          N/A             N/A            N/A            (.98)            N/A
  Extraordinary loss, net of tax effect:
    Basic............................................         (.10)             --           (.14)           (.01)
    Diluted..........................................         (.10)             --           (.14)           (.01)             --
    Proforma(4)......................................          N/A             N/A            N/A            (.01)            N/A
  Net income (loss):
    Basic............................................         (.95)           (.96)          (.69)            .26             .39
    Diluted..........................................         (.95)           (.96)          (.69)            .25             .38
    Proforma(4)......................................          N/A             N/A            N/A            (.99)            N/A
  Cash Dividends -- Common Stock.....................           --              --             --              --              --
Net cash provided by operating activities............      183,291         176,161        197,349         119,010          47,150
Net cash used in investing activities................     (284,041)       (337,063)      (506,178)     (1,664,883)       (217,070)
Net cash provided by financing activities............      111,415          66,949         49,488       1,861,098         250,165
Total assets.........................................    4,246,142       4,191,339      4,161,572       4,052,465         611,321
Long-term debt(5)....................................    2,247,069       2,322,313      2,204,988       2,064,189         217,026
EBITDA(6)............................................      358,132         369,289        319,031         235,240          54,101
Adjusted EBITDA(7)...................................      402,521         402,496        363,219         258,943             N/A

----------
(1) Our reported results in 1998 were materially affected by two significant acquisitions. In March 1998, we acquired a controlling interest in Walibi S.A. and on April 1 of that year we acquired former Six Flags. The timing of these acquisitions, when coupled with the seasonality of our business, resulted in our recognizing substantially all of the revenues of the acquired parks (which represented 61.2% of our revenues for the year ended December 31, 1998) while excluding almost all of their pre-season expenses. Had the Walibi and Six Flags acquisitions and the related financings occurred on January 1, 1998, pro forma revenues for 1998 would have been $817,049,000; pro forma income from operations would have been $91,754,000; pro forma loss before extraordinary loss would have been $51,160,000; and pro forma Adjusted EBITDA would have been

    $258,943,000. Reported results for 1999 were also affected by the acquisition of three parks in May of that year. See Note 2 to our Notes to Consolidated Financial Statements. In December 2000, we acquired Enchanted Village, which was not material to our 1999 or 2000 results of operations. In February 2001 and May 2001, we acquired the former Sea World of Ohio and La Ronde, respectively, which were not material to our 2001 results of operations.

(2) Included in determining net income for 1997 is an $8.4 million ($5.1 million after tax effect) termination fee, net of expenses.

(3) All per share data has been retroactively adjusted to give effect to a two-for-one stock split consummated in July 1998.

(4) Includes results of operations of the former Six Flags and Walibi as if the acquisitions and associated financings had occurred on January 1, 1998. See Note 1.

(5) Includes current portion. Does not give effect at December 31, 2001 to the February 2002 debt offering and the use of proceeds. See "Business - General - Description of Recent Financings."

(6) EBITDA is defined as income before extraordinary loss, before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and other expenses, including minority interest and gain or loss on sale of assets. We have included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by GAAP and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of our operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements. For 1998 only, EBITDA is shown on a pro forma basis as if the former Six Flags and Walibi had been acquired on January 1, 1998.

(7) Adjusted EBITDA is defined as our EBITDA plus our share (based on our ownership interests) of the EBITDA of the Partnership Parks. This is calculated by adding the interest and depreciation and amortization expense associated with those parks to our equity in operations of theme park partnerships. For 1998 only Adjusted EBITDA is determined on a pro forma basis as if the former Six Flags, Walibi and our interests in the Partnership Parks had been acquired on January 1, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our revenue is derived from the sale of tickets for entrance to our parks (approximately 54.6%, 54.1% and 54.0% in 2001, 2000 and 1999, respectively) and the sale of food, merchandise, games and attractions inside our parks, as well as sponsorship and other income (approximately 45.4%, 45.9% and 46.0% in 2001, 2000 and 1999, respectively). Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing us with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

     The comparability of our results between periods is impacted by the timing of the acquisitions we make. Results of operations for 2001 include the results of the former Sea World of Ohio from February 9, 2001, and of La Ronde from May 2, 2001, their respective acquisition dates. Results of operations for 2000 include the results of Enchanted Village and Wild Waves from December 2000, its acquisition date. Results of operations for 1999 include the results of Six Flags Mexico, White Water Atlanta and Splashtown from May 1999, their acquisition date, and include the results of Warner Bros. Movie World Germany from November 1999, its acquisition date.

     We believe that significant opportunities exist to acquire additional theme parks. We also intend to continue the addition of the rides and attractions and overall improvement of our parks to maintain and enhance their appeal, although the level of our expenditure in this respect is expected to be lower in the next several years than had previously been the case. We believe this strategy has contributed to increased attendance, lengths of stay and in-park spending and, therefore, profitability.

CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases in which we determine that the useful life of property and equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. A reduction in the useful life of the property and equipment utilized in the operations of our theme park partnerships would similarly increase depreciation expense related to such investments and thereby reduce equity in operations of theme park partnerships.

ACCOUNTING FOR INCOME TAXES

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as differing depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

     Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $1.2 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our consolidated financial position and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     Through December 31, 2001, we assessed the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results;
     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     -    significant negative industry or economic trends;
     -    significant decline in our stock price for a sustained period; and
     -    our market capitalization relative to net book value.

     When we determine that the carrying value of long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets amounted to $2,741.6 million and goodwill amounted to $1,196.1 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, as of January 1, 2002, we will cease to amortize approximately $1.2 billion of goodwill. We recorded approximately $56.7 million of amortization on these amounts during 2001 and would have recorded a comparable amount of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first six months of 2002. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

     REVENUE. Revenue in 2001 totaled $1,046.0 million compared to $1,007.0 million for 2000. This 3.9% increase resulted from the inclusion of the performance of three parks acquired after the 2000 season. One of the acquired parks, the former Sea World of Ohio, operated in 2001 together with our previously owned adjacent facility as a single gate, Six Flags Worlds of Adventure. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in 2001 on a constant currency basis decreased approximately 1.1% over the prior year. Domestic revenues from consolidated parks in 2001 increased by 4.6% over 2000 and increased by 0.1% on a same park basis. Growth in domestic revenues was constrained by a lower than expected increase in per capita spending reflecting the impact of difficult economic conditions (per capita spending grew by 3.6%), and by a sharp drop-off in performance in the weekend operations immediately following the September 11, 2001 terrorist activities. International park revenues were down approximately 7.8% from 2000 on a same park basis in constant currencies, reflecting particularly the performance of our European parks. The performance of those parks was adversely affected by a number of factors, including difficult economic conditions and challenging weather in a number of markets.

     OPERATING EXPENSES. Operating expenses for 2001 increased $32.3 million compared to expenses for 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in 2001 decreased $1.1 million (or 0.3%) as compared to the prior-year.

     SELLING, GENERAL AND ADMINISTRATIVE; NONCASH COMPENSATION. Selling, general and administrative expenses for 2001 increased $22.5 million compared to comparable expenses for 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $11.2 million (or 6.8%) as compared to the prior-year, primarily due to increases in advertising and insurance expenses and increased real estate and other taxes. Noncash compensation expense was $4.0 million less than the prior-year period, reflecting the decreased amortization associated with prior year restricted stock awards and conditional option grants.

     COSTS OF PRODUCTS SOLD. Costs of products sold in 2001 decreased $4.6 million compared to costs for 2000, and decreased $7.6 million excluding the acquired parks in Montreal and Seattle and excluding the increases in expenses at the combined Ohio facility. As a percentage of theme park food, merchandise and other revenue, costs of products sold in 2001 were 19.2%, compared to 20.7% in the prior-year period, reflecting in part our increased use of games and other concession arrangements in which we receive revenues from third party operators without incurring the associated costs, as well as increased efficiencies.

     DEPRECIATION AND AMORTIZATION; INTEREST EXPENSE, NET; OTHER INCOME (EXPENSE). Depreciation and amortization expense for 2001 increased $19.8 million compared to 2000. The increase compared to the prior-year level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio and our on-going capital program. Interest expense, net decreased $1.4 million compared to 2000. The decrease compared to interest expense, net for the prior-year resulted from lower average interest rates and lower average debt balances. Other expense decreased in 2001 by $5.5 million compared to 2000 due to a reduced level of asset dispositions in 2001.

     EQUITY IN OPERATIONS OF THEME PARKS. Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas (we have a 36% effective ownership) and Six Flags Over Georgia, including White Water Atlanta (we have a 25% effective ownership), and the lease of Six Flags Marine World. During 2001, equity in operations of theme park partnerships increased $9.7 million compared to 2000, primarily as a result of improved attendance and revenue performance at Six Flags Over Texas and Six Flags Marine World over the prior year.

     INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $7.2 million for 2001 compared to a $5.6 million expense for 2000. Our effective tax rate is adversely affected from the result of permanent differences associated with goodwill amortization for financial purposes, the lesser amount of amortization that is deductible for tax purposes and from nondeductible compensation expense associated with conditional stock options and restricted stock grants. Additionally during 2001, we reorganized our European organizational structure which reduced the effective tax rate in Europe.

     At December 31, 2001, we estimated that we had approximately $903.5 million of net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of our Federal income tax returns and those of our subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Although no assurance can be given as to the timing or amount of the availability of such NOLs to us and our subsidiaries, we anticipate that it is more likely than not that virtually all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.


YEARS ENDED DECEMBER 31, 2000 AND 1999

     REVENUE. Revenue in 2000 totaled $1,007.0 million compared to $927.0 million for 1999, representing an 8.6% increase. The increase over the prior year was primarily due to increased per capita spending at our domestic parks and the inclusion for the entire 2000 year of the revenues of Movie World Germany acquired in November 1999. We believe that revenues in 2000 were adversely affected by unusually difficult weather, particularly in June and July, in a large number of our major markets. Reported revenues from our European parks as translated into U.S. dollars were adversely impacted by a decline in European currencies during 2000. Revenue growth in 2000 would have been approximately $20.0 million higher had European currency exchange rates remained at 1999 levels.

     OPERATING EXPENSES. Operating expenses for 2000 increased $22.3 million compared to actual expenses for 1999 but decreased $14.0 million from the prior year on a same park basis (including the pre-acquisition results for 1999 of the parks acquired in that year). The 6.3% increase in actual expenses is exclusively attributable to the inclusion for the entire year ended December 31, 2000 of the two parks we acquired in May 1999 and the one park we acquired in November 1999 (the "1999 Acquired Parks"). If the full year results of the 1999 Acquired Parks were included in both periods, as a percentage of revenues operating expenses would have been 37.4% in 2000 and 39.5% in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE; NONCASH COMPENSATION. Selling, general and administrative expenses (excluding noncash compensation) for 2000 increased $2.5 million compared to expenses for 1999 but decreased $12.6 million from the prior year on a same park basis. As a percentage of revenue (including the 1999 Acquired Parks for both years), selling, general and administrative expenses (excluding noncash compensation) would have been 16.5% in 2000 and 18.1% in 1999. Noncash compensation was essentially level in both years.

     COSTS OF PRODUCTS SOLD. Costs of products sold in 2000 increased $5.0 million compared to 1999 actual but decreased $3.8 million on a same park basis. As a percentage of theme park food, merchandise and other revenues, including the 1999 Acquired Parks in both years, costs of products sold would have been 20.7% in 2000 compared to 21.8% in 1999.

     DEPRECIATION AND AMORTIZATION EXPENSE; INTEREST EXPENSE, NET; OTHER INCOME (EXPENSE). Depreciation and amortization expense for 2000 increased $25.7 million compared to 1999. The increase compared to the 1999 level was attributable to our on-going capital program at the previously owned parks and from the additional expense associated with the 1999 Acquired Parks. Exclusive of the 1999 Acquired Parks, 2000 depreciation and amortization expense increased $14.8 million compared to 1999. Interest expense, net increased $55.3 million compared to the 1999 level. The increase resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent balances during 2000. The $6.6 million increase in other expense in 2000 was related to the removal and disposal of rides, buildings and other assets at two parks that were substantially improved and rebranded as "Six Flags" theme parks.

     EQUITY IN OPERATIONS OF THEME PARKS. Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas and Six Flags Over Georgia (including Six Flags White Water Atlanta) and the lease of Six Flags Marine World. Our ownership interests in Six Flags Over Texas (we had a 35% effective ownership) and Six Flags Over Georgia (we had a 25% effective ownership) commenced on April 1, 1998, the date of the acquisition of the former Six Flags. We became entitled to a share of the cash flows from the lease and management of Six Flags Marine World in 1998. Our interests in Six Flags White Water Atlanta commenced with its acquisition in May 1999. The $14.3 million decrease in 2000 in the equity in operations of theme park partnerships compared to 1999 was attributable to weakened performance at certain of these parks in 2000 and the absence in the 1999 results of Six Flags White Water Atlanta's pre-acquisition off-season operating expenses for the first four months of that year. See Notes 2 and 4 to Notes to our Consolidated Financial Statements.

     INCOME TAX EXPENSE. Income tax expense was $5.6 million for 2000 compared to a $24.5 million expense for 1999. Our effective tax rate is adversely affected from permanent differences associated with goodwill amortization for financial purposes and the lesser amount of amortization that is deductible for tax purposes and from nondeductible compensation expense associated with conditional stock options and restricted stock grants.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

     At December 31, 2001, our total debt aggregated $2,247.1 million, of which approximately $24.6 million was scheduled to mature prior to December 31, 2002. After giving effect to the February 2002 debt offering and the use of proceeds therefrom, total debt at December 31, 2001 would have been $2,275.4 million. Based on interest rates at December 31, 2001 for floating rate debt and after giving effect to the 2002 offering and the use of proceeds and the interest rate swaps described below, annual cash interest payments for 2002 on total debt at December 31, 2001 will aggregate approximately $170.2 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.

     After giving effect to the 2002 debt refinancing, our debt at December 31, 2001 included $1,643.6 million of fixed-rate senior notes, with staggered maturities ranging from 2007 to 2010, $613.5 million under our credit facility and $18.5 million of other indebtedness. Our credit facility includes a $600.0 million term loan ($598.5 million outstanding at December 31, 2001); a $292.5 million multicurrency reducing revolver facility (none outstanding at that date) and a $300.0 million working capital revolver ($15.0 million outstanding at that date). The working capital revolving credit facility must be repaid in full for 30 consecutive days during each year and this facility terminates on November 4, 2004. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004 and this facility terminates on May 4, 2005. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 6 and 9 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

     At December 31, 2001, we had approximately $53.5 million of unrestricted cash, $75.2 million of restricted cash (available to fund obligations relating to the Partnership Parks described below) and $577.5 million available under our credit facility.

     Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolving credit portion of our credit agreement in order to fund off season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. We are currently in compliance with all of these conditions. If we were to become unable to borrow under the facility, we would likely be unable to pay in full our off season obligations. The working capital facility expires in November 2004. The terms and availability of our credit facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

     During the year ended December 31, 2001, net cash provided by operating activities was $183.3 million. Net cash used in investing activities in 2001 totaled $284.0 million, consisting primarily of our acquisitions of the former Sea World of Ohio and La Ronde and capital expenditures for the 2001 and 2002 seasons. Net cash provided by financing activities in 2001 was $111.4 million, representing proceeds of the

2001 offerings of preferred stock and senior notes, offset in part by the related retirement of senior notes and repayment of borrowings under our credit agreement.

     As more fully described in "Business -- Six Flags Over Georgia and Six Flags White Water Atlanta" and "-- Six Flags Over Texas and Six Flags Hurricane Harbor," in connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2026, in the case of the Georgia park and 2027, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $51.0 million in 2002 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2002 approximately $16.1 million based on our present ownership of 25.3% of the Georgia partnership and 35.7% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

     We plan to make approximately $19.8 million of capital expenditures at these parks for the 2002 season, an amount in excess of the minimum required expenditure. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2002 is an aggregate of approximately $128.9 million, representing approximately 25.0% of the outstanding units of the Georgia park and 17.9% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $30.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

     Cash flows from operations at the partnership parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $69.5 million of aggregate EBITDA during 2001. In addition, we had $75.2 million in a dedicated escrow account at December 31, 2001 (classified as a restricted-use investment) available to fund these obligations and the obligation to purchase units. At December 31, 2001, we had total loans outstanding of $92.1 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme park partnerships. The balance of these loans at December 31, 2000 was $91.1 million.

     By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At December 31, 2001, these partnerships had outstanding $35.7 million of third-party indebtedness (including $10.5 million of borrowings under working capital revolving facilities at that date), of which $17.2 million (including the working capital facilities' borrowings) matures prior to December 31, 2002. We expect that cash flow from operations at each of the partnership parks will be adequate to satisfy its debt obligations.

     Our current property and liability insurance policies expire in September and November 2002, respectively. Due in large part to the effects of the September 11, 2001 terrorist attack upon the insurance industry, we cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

     Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2001 (in thousands and after consideration of the February 2002 debt issuance and the use of proceeds):

                                                                       PAYMENT DUE BY PERIOD

                                                                                          2009 AND
 CONTRACTUAL OBLIGATION                          2002       2003-2005     2006-2008         BEYOND        TOTAL

 Long term debt(1)                             $ 9,627       606,840       840,437         855,088      2,311,992

 PIERS(2)                                       20,844        62,531        62,531         303,133        449,039

 Real estate and operating leases(3)             5,414        15,169        14,442          99,029        134,054
                                               -------      --------      --------      ----------     ----------
 Total                                         $35,885       684,540       917,410       1,257,250      2,895,085
                                               =======      ========      ========      ==========     ==========

     In addition to the debt, preferred stock and lease obligations set forth above and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2001, license fees for our international parks aggregated $1.8 million. We have prepaid approximately $8.0 million of the international license fees.

     Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2002 and beyond will be made on a discretionary basis. We plan on spending approximately $140.0 million on capital expenditures for the 2002 season, including the expenditures at the Partnership Parks and Six Flags Marine World.

     The degree to which we are leveraged could adversely affect our liquidity. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.

     We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. We may, however, need to refinance all or a portion of our existing debt on or prior to maturity or to seek additional financing. In addition, our anticipated cash flows could be materially adversely affected by the occurrence of certain of the risks described in the risk factors incorporated by reference herein from our report on Form 8-K, dated January 31, 2002. In that case, we would need to seek additional financing.

----------
(1) Includes capital lease obligations. Payments shown at face amount. Payments shown do not include payments on our working capital revolver, borrowings under which aggregated $15.0 million at December 31, 2001. The $300.0 million working capital revolver must be repaid in full each year to the extent drawn.

(2) Amount shown includes dividends, which we are permitted to pay in either cash or common stock and the 2009 cash redemption obligation (assuming no conversion of PIERS prior thereto).

(3) Assumes for lease payments based on a percentage of revenues, future payments at 2001 revenue levels. Also does not give effect to cost of living adjustments.

MARKET RISKS AND SENSITIVITY ANALYSES

     Like other global companies, we are exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of our financial risk management is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on our operations, cash flows and equity. We do not acquire market risk sensitive instruments for trading purposes.

     To manage foreign currency exchange rate risks, on a limited basis we have used derivative financial instruments, exclusively foreign exchange forward contracts. These derivative financial instruments have been held to maturity and we have used non-leveraged instruments. These contracts have been entered into with major financial institutions, thereby minimizing the risk of credit loss. We have used forward contracts to "lock-in" the U.S. dollar cost of equipment to be purchased from foreign vendors or manufacturers where the contracts related thereto are denominated in foreign currency. At December 31, 2001, no such contracts were outstanding. See Note 5 to Notes to Consolidated Financial Statements for a more complete description of our accounting policies and use of such instruments.

     We are party to three interest rate swap agreements that for the term of the applicable agreements (ranging from March 2003 to December 2003) effectively convert our $600.0 million term loan into a fixed rate obligation. Our term loan borrowings bear interest at 3.00% above the LIBOR rate. Our interest rate swap agreements effectively "lock-in" the LIBOR component at rates ranging from 5.13% to 6.07% and average 5.46%. The counterparties to these agreements are major financial institutions, which minimizes the credit risk.

     INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

     The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2001. The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

     At December 31, 2001, we had debt totaling $2,247.1 million, of which $1,630.1 million represents fixed-rate debt and the balance represents floating-rate debt. After giving effect to the February 2002 debt offering and the use of proceeds therefrom, total debt at that date would have been $2,275.4 million, of which $1,658.4 million would have represented fixed-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

     Additionally, increases and decreases in interest rates impact the fair value of the interest rate swap agreements. A decrease in thirty and ninety-day LIBOR interest rates increases the fair value liability of the interest rate swap agreements. However, over the term of the interest rate swap agreements, the economic effect of changes in interest rates is fixed as we will pay a fixed amount and are not subject to changes in interest rates.

     Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to our interest rate swap agreements and the 2002 debt offering and assuming an average annual balance on our working capital revolver, the pre-tax operations and cash flows impact resulting from a one percentage point increase in interest rates would be less than $5.0 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by us on January 1, 2002. The adoption of Statement 144 will not have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the impact of Statement 143 on January 1, 2002 did not have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" or Statement 144 upon adoption.

     We were required to adopt the provisions of Statement 141 in 2001 and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were required to be amortized until the adoption of Statement 142.

     Statement 141 requires that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of June 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first six months of 2002.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill, including goodwill included in our investment in theme park partnerships, is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of our assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

     As of the date of adoption, we had unamortized goodwill of approximately $1.2 billion and unamortized identifiable intangible assets of less than $20.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $56.7 million and $53.7 million for each of the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34-35 of this Report.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors

         Incorporated by reference from the information captioned "Proposal 1:
Election of Directors" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2002.

     (b) Identification of Executive Officers

         Information regarding executive officers is included in Item 1 of
         Part I herein.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information captioned "Executive Compensation" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

     (a), (b) Incorporated by reference from the information captioned "Stock Ownership of Management and Certain Beneficial Holders" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2002.

     (c) Changes in Control
       None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information captioned "Certain Transactions" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2002.

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

                                                                                         PAGE
                                                                                         ----

Independent Auditors' Report                                                             F-2

Consolidated Balance Sheets-- December 31, 2001 and 2000                                 F-3

Consolidated Statements of Operations
   Years ended December 31, 2001, 2000 and 1999                                          F-4

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
   Years ended December 31, 2001, 2000 and 1999                                          F-5

Consolidated Statements of Cash Flows
   Years ended December 31, 2001, 2000 and 1999                                          F-6

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

Date:   March 27, 2002

                                                 SIX FLAGS, INC.

                                                 By: /s/ Kieran E. Burke
                                                     ---------------------------
                                                     Kieran E. Burke
                                                     Chairman of the Board
                                                     and Chief Executive Officer

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

Signature                                            Title                                                  Date
---------                                            -----                                                  ----
/s/ Kieran E. Burke                                  Chairman of the Board,                           March 27, 2002
----------------------------------------------       Chief Executive
Kieran E. Burke                                      Officer (Principal Executive Officer) and
                                                     Director

/s/ Gary Story                                       President, Chief Operating                       March 27, 2002
----------------------------------------------       Officer and Director
Gary Story

/s/ James F. Dannhauser                              Chief Financial Officer                          March 27, 2002
----------------------------------------------       (Principal Financial and Accounting
James F. Dannhauser                                  Officer) and Director

/s/ Paul A. Biddelman                                Director                                         March 27, 2002
----------------------------------------------
Paul A. Biddelman

/s/ Michael E. Gellert                               Director                                         March 27, 2002
----------------------------------------------
Michael E. Gellert

/s/ Francois Letaconnoux                             Director                                         March 27, 2002
----------------------------------------------
Francois Letaconnoux

/s/ Stanley S. Shuman                                Director                                         March 27, 2002
----------------------------------------------
Stanley S. Shuman

                                 SIX FLAGS, INC.

                   Index to Consolidated Financial Statements

                                                                 PAGE

Independent Auditors' Report                                      F-2

Consolidated Balance Sheets - December 31, 2001 and 2000          F-3

Consolidated Statements of Operations - Years ended
    December 31, 2001, 2000 and 1999                              F-4

Consolidated Statements of Stockholders' Equity and Other
    Comprehensive Income (Loss) - Years ended
    December 31, 2001, 2000 and 1999                              F-5

Consolidated Statements of Cash Flows - Years ended
    December 31, 2001, 2000 and 1999                              F-6

Notes to Consolidated Financial Statements                        F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Six Flags, Inc.:

We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and other comprehensive income
(loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                                          KPMG LLP

Oklahoma City, Oklahoma
March 5, 2002

                                 SIX FLAGS, INC.

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                 ASSETS                                             2001                     2000
                                                                             ----------------          ----------------
Current assets:
    Cash and cash equivalents                                             $       53,534,000                42,978,000
    Accounts receivable                                                           35,470,000                40,771,000
    Inventories                                                                   26,275,000                28,588,000
    Prepaid expenses and other current assets                                     40,455,000                35,855,000
    Restricted-use investment securities                                                   -                12,773,000
                                                                             ----------------          ----------------
         Total current assets                                                    155,734,000               160,965,000
                                                                             ----------------          ----------------
Other assets:
    Debt issuance costs                                                           45,490,000                46,967,000
    Restricted-use investment securities                                          75,169,000                75,376,000
    Deposits and other assets                                                     32,110,000                56,884,000
                                                                             ----------------          ----------------
         Total other assets                                                      152,769,000               179,227,000
                                                                             ----------------          ----------------
Property and equipment, at cost                                                2,801,356,000             2,585,927,000
    Less accumulated depreciation                                                465,656,000               328,027,000
                                                                             ----------------          ----------------
                                                                               2,335,700,000             2,257,900,000
Investment in theme park partnerships                                            388,273,000               386,638,000

Intangible assets, principally goodwill                                        1,418,889,000             1,354,289,000
    Less accumulated amortization                                                205,223,000               147,680,000
                                                                             ----------------          ----------------
                                                                               1,213,666,000             1,206,609,000
                                                                             ----------------          ----------------
         Total assets                                                     $    4,246,142,000             4,191,339,000
                                                                             ================          ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $       33,056,000                45,315,000
    Accrued interest payable                                                      30,674,000                24,353,000
    Deferred revenue                                                              15,237,000                19,014,000
    Accrued compensation, payroll taxes and benefits                              12,647,000                 6,963,000
    Other accrued liabilities                                                     38,548,000                45,538,000
    Current portion of long-term debt                                             24,627,000                 2,401,000
                                                                             ----------------          ----------------
         Total current liabilities                                               154,789,000               143,584,000

Long-term debt                                                                 2,222,442,000             2,319,912,000
Other long-term liabilities                                                       33,496,000                37,937,000
Deferred income taxes                                                            109,926,000               144,919,000

Mandatorily redeemable preferred stock (redemption value of
    $287,500,000)                                                                278,867,000                         -

Stockholders' equity:
    Preferred stock, $1.00 par value, 5,000,000 shares authorized;
       11,500 shares issued and outstanding at December 31, 2000                           -                    12,000
    Common stock, $.025 par value, 150,000,000 shares authorized;
       92,417,713 and 80,068,826 shares issued and outstanding
       at December 31, 2001 and 2000, respectively                                 2,310,000                 2,001,000
    Capital in excess of par value                                             1,744,134,000             1,725,890,000
    Accumulated deficit                                                         (211,006,000)             (128,928,000)
    Deferred compensation                                                         (6,950,000)               (5,399,000)
    Accumulated other comprehensive income (loss)                                (81,866,000)              (48,589,000)
                                                                             ----------------          ----------------
         Total stockholders' equity                                            1,446,622,000             1,544,987,000
                                                                             ----------------          ----------------
         Total liabilities and stockholders' equity                       $    4,246,142,000             4,191,339,000
                                                                             ================          ================

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999

                                                                2001               2000              1999
                                                          ---------------    ---------------     -------------
Revenues:
    Theme park admissions                              $   571,008,000          544,809,000       500,417,000
    Theme park food, merchandise and other                 474,956,000          462,172,000       426,567,000
                                                         ----------------    ---------------     --------------
         Total revenue                                   1,045,964,000        1,006,981,000       926,984,000
                                                         ----------------    ---------------     --------------
Operating costs and expenses:
    Operating expenses                                     408,324,000          376,060,000       353,728,000
    Selling, general and administrative                    188,504,000          165,980,000       163,526,000
    Noncash compensation (primarily selling, general
       and administrative)                                   8,616,000           12,584,000        12,725,000
    Costs of products sold                                  91,004,000           95,652,000        90,699,000
    Depreciation and amortization                          199,800,000          179,989,000       154,264,000
                                                         ----------------    ---------------     --------------
         Total operating costs and expenses                896,248,000          830,265,000       774,942,000
                                                         ----------------    ---------------     --------------
         Income from operations                            149,716,000          176,716,000       152,042,000
                                                         ----------------    ---------------     --------------

Other income (expense):
    Interest expense                                      (230,033,000)        (232,336,000)     (193,965,000)
    Interest income                                          6,639,000            7,569,000        24,524,000
    Equity in operations of theme park partnerships         21,512,000           11,833,000        26,180,000
    Other expense                                           (4,602,000)         (10,119,000)       (3,551,000)
                                                         ----------------    ---------------     --------------
         Total other income (expense)                     (206,484,000)        (223,053,000)     (146,812,000)
                                                         ----------------    ---------------     --------------
         Income (loss) before income taxes                 (56,768,000)         (46,337,000)        5,230,000

Income tax expense (benefit)                                (7,195,000)           5,622,000        24,460,000
                                                         ----------------    ---------------     --------------
         Loss before extraordinary loss                    (49,573,000)         (51,959,000)      (19,230,000)
Extraordinary loss on extinguishment of debt,
    net of income tax benefit of $5,227,000 in 2001
    and $7,530,000 in 1999                                  (8,529,000)                           (11,296,000)
                                                         ----------------    ---------------     --------------
         Net loss                                      $   (58,102,000)         (51,959,000)      (30,526,000)
                                                         ================    ===============     ==============
         Net loss applicable to common stock           $   (84,617,000)         (75,247,000)      (53,814,000)
                                                         ================    ===============     ==============
Weighted average number of common shares
    outstanding - basic and diluted                         89,221,000           78,735,000        77,656,000
                                                         ================    ===============     ==============
Net income (loss) per average common share
    outstanding - basic and diluted
       Loss before extraordinary loss                  $         (0.85)               (0.96)            (0.55)
       Extraordinary loss                                        (0.10)                   --            (0.14)
                                                         ----------------    ---------------     --------------
         Net loss                                      $         (0.95)               (0.96)            (0.69)
                                                         ================    ===============     ==============

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS INC.
           Consolidated Statements of Stockholders' Equity and Other
                           Comprehensive Income (Loss)
                  Years ended December 31, 2001, 2000 and 1999

                                         PREFERRED STOCK                  COMMON STOCK                                 RETAINED
                                   -----------------------------  -----------------------------   CAPITAL IN           EARNINGS
                                      SHARES                         SHARES                        EXCESS OF         (ACCUMULATED
                                      ISSUED         AMOUNT          ISSUED         AMOUNT         PAR VALUE           DEFICIT)
                                   -------------- --------------  -------------- -------------- -----------------  -----------------
Balances at December 31, 1998             11,500         12,000      76,488,661      1,912,000     1,640,532,000            133,000
Issuance of common stock                      --             --       1,862,110         46,000        53,853,000                 --
Amortization of deferred
   compensation                               --             --              --             --                --                 --
Stock option compensation                     --             --              --             --         4,742,000                 --
Tax benefit from stock options
   and warrants                               --             --              --             --         1,178,000                 --
Net loss                                      --             --              --             --                --        (30,526,000)

Other comprehensive loss -
   Foreign currency translation
   adjustment                                 --             --              --             --                --                 --
Comprehensive loss

Preferred stock dividends                     --             --              --             --                --        (23,288,000)
                                   -------------- --------------  -------------- -------------- -----------------  -----------------
Balances at December 31, 1999             11,500         12,000      78,350,771      1,958,000     1,700,305,000        (53,681,000)
Issuance of common stock                      --             --       1,718,055         43,000        22,857,000                 --
Amortization of deferred
   compensation                               --             --              --             --                --                 --
Stock option compensation                     --             --              --             --         2,728,000                 --
Net loss                                      --             --              --             --                --        (51,959,000)

Other comprehensive loss - Foreign
   currency translation adjustment            --             --              --             --                --                 --
Comprehensive loss

Preferred stock dividends                     --             --              --             --                --        (23,288,000)
                                   -------------- --------------  -------------- -------------- -----------------  -----------------
Balances at December 31, 2000             11,500         12,000      80,068,826      2,001,000     1,725,890,000       (128,928,000)
Issuance of common stock                      --             --      12,069,975        302,000         9,547,000                 --
Amortization of deferred
   compensation                               --             --              --             --                --                 --
Retirement of preferred stock            (11,500)       (12,000)             --             --            12,000                 --
Stock option compensation                     --             --              --             --         2,772,000                 --
Net loss                                      --             --              --             --                --        (58,102,000)

Other comprehensive loss - Foreign
   currency translation adjustment            --             --              --             --                --                 --
   Cash flow hedging derivatives,
     net of tax                               --             --              --             --                --                 --
Comprehensive loss

Preferred stock dividends                     --             --         278,912          7,000         5,913,000        (23,976,000)
                                   -------------- --------------  -------------- -------------- -----------------  -----------------
Balances at December 31, 2001                 --             --      92,417,713      2,310,000     1,744,134,000       (211,006,000)
                                   ============== ==============  ============== ============== =================  =================

                                                        ACCUMULATED
                                                           OTHER
                                         DEFERRED      COMPREHENSIVE
                                       COMPENSATION    INCOME (LOSS)          TOTAL
                                      -------------- ----------------  -----------------
Balances at December 31, 1998           (25,111,000)       9,087,000       1,626,565,000
Issuance of common stock                         --               --          53,899,000
Amortization of deferred
   compensation                           9,856,000               --           9,856,000
Stock option compensation                        --               --           4,742,000
Tax benefit from stock options
   and warrants                                  --               --           1,178,000
Net loss                                         --               --         (30,526,000)

Other comprehensive loss -
   foreign currency translation
   adjustment                                    --      (26,810,000)        (26,810,000)
                                                                       -----------------
Comprehensive loss                                                           (57,336,000)
                                                                       -----------------

Preferred stock dividends                        --               --         (23,288,000)
                                      -------------- ----------------  -----------------
Balances at December 31, 1999           (15,255,000)     (17,723,000)      1,615,616,000
Issuance of common stock                         --               --          22,900,000
Amortization of deferred
   compensation                           9,856,000               --           9,856,000
Stock option compensation                        --               --           2,728,000
Net loss                                         --               --         (51,959,000)

Other comprehensive loss - foreign
   currency translation adjustment               --      (30,866,000)        (30,866,000)
                                                                       -----------------
Comprehensive loss                                                           (82,825,000)

Preferred stock dividends                        --               --         (23,288,000)
                                      -------------- ----------------  -----------------
Balances at December 31, 2000            (5,399,000)     (48,589,000)      1,544,987,000
Issuance of common stock                 (7,439,000)              --           2,410,000
Amortization of deferred
   compensation                           5,888,000               --           5,888,000
Retirement of preferred stock                    --               --                  --
Stock option compensation                        --               --           2,772,000
Net loss                                         --               --         (58,102,000)

Other comprehensive loss - Foreign
   currency translation adjustment               --      (19,062,000)        (19,062,000)
   Cash flow hedging derivatives                 --      (14,215,000)        (14,215,000)
                                                                       -----------------
Comprehensive loss                                                           (91,379,000)
                                                                       -----------------

Preferred stock dividends                        --               --         (18,056,000)
                                      -------------- ----------------  -----------------
Balances at December 31, 2001            (6,950,000)     (81,866,000)      1,446,622,000
                                      ============== ================  ==================

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                2001               2000               1999
                                                           ---------------     -------------     -------------
Cash flows from operating activities:
   Net loss                                                $  (58,102,000)      (51,959,000)      (30,526,000)
   Adjustments to reconcile net loss to net
      cash provided by operating activities (net
      of effects of acquisitions):
         Depreciation and amortization                        199,800,000       179,989,000       154,264,000
         Equity in operations of theme park partnerships      (21,512,000)      (11,833,000)      (26,180,000)
         Cash received from theme park partnerships            26,973,000        33,531,000        17,656,000
         Minority interest in (earnings) loss                          --           132,000            (6,000)
         Noncash compensation                                   8,616,000        12,584,000        12,725,000
         Interest accretion on notes payable                   34,168,000        30,733,000        34,402,000
         Interest accretion on restricted-use
            investments                                                --                --        (6,182,000)
         Extraordinary loss on early extinguishment
            of debt                                            13,756,000                --        18,826,000
         Amortization of debt issuance costs                    9,370,000         8,573,000         6,755,000
         Loss on disposal of assets                             4,203,000         9,987,000         3,557,000
         Deferred income tax expense (benefit)                (14,667,000)        2,217,000        17,146,000
         (Increase) decrease in accounts receivable             5,350,000       (11,558,000)        5,359,000
         Increase in inventories and prepaid
            expenses and other current assets                  (1,596,000)       (8,011,000)       (2,191,000)
         Decrease in deposits and other assets                  3,912,000         7,588,000         9,416,000
         Decrease in accounts payable, accrued
            expenses and other liabilities                    (33,301,000)      (26,599,000)       (7,966,000)
         Increase (decrease) in accrued interest payable        6,321,000           787,000        (9,706,000)
                                                           ---------------     -------------     -------------
            Total adjustments                                 241,393,000       228,120,000       227,875,000
                                                           ---------------     -------------     -------------
            Net cash provided by operating activities         183,291,000       176,161,000       197,349,000
                                                           ---------------     -------------     -------------
Cash flows from investing activities:
   Additions to property and equipment                       (160,265,000)     (334,226,000)     (391,655,000)
   Investment in theme park partnerships                       (7,096,000)      (23,699,000)      (51,931,000)
   Acquisition of theme park assets                          (132,165,000)               --       (34,578,000)
   Acquisition of theme park companies, net
      of cash acquired                                                 --           117,000      (242,954,000)
   Purchase of restricted-use investments                      (7,120,000)      (18,214,000)               --
   Maturities of restricted-use investments                    20,100,000        38,959,000       214,940,000
   Proceeds from sale of assets                                 2,505,000                --                --
                                                           ---------------     -------------     -------------
            Net cash used in investing activities            (284,041,000)     (337,063,000)     (506,178,000)
                                                           ---------------     -------------     -------------
Cash flows from financing activities:
   Repayment of long-term debt                               (708,684,000)     (316,408,000)   (1,291,910,000)
   Proceeds from borrowings                                   574,426,000       403,000,000     1,391,024,000
   Net cash proceeds from issuance of preferred stock         277,834,000                --                --
   Net cash proceeds from issuance of common stock              1,348,000         3,645,000         2,801,000
   Payment of cash dividends                                  (22,845,000)      (23,288,000)      (23,288,000)
   Payment of debt issuance costs                             (10,664,000)               --       (29,139,000)
                                                           ---------------     -------------     -------------
            Net cash provided by financing activities         111,415,000        66,949,000        49,488,000
                                                           ---------------     -------------     -------------

                                      F-6                            (Continued)

                                 SIX FLAGS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                        2001            2000            1999
                                                    --------------  --------------  --------------
Effect of exchange rate changes on cash
   and cash equivalents                          $       (109,000)     (1,200,000)     (3,106,000)
                                                    --------------  --------------  --------------
Increase (decrease) in cash and cash
   equivalents                                         10,556,000     (95,153,000)   (262,447,000)
Cash and cash equivalents at beginning of year         42,978,000     138,131,000     400,578,000
                                                    --------------  --------------  --------------
Cash and cash equivalents at end of year         $     53,534,000      42,978,000     138,131,000
                                                    ==============  ==============  ==============
Supplementary cash flow information:
   Cash paid for interest                        $    180,174,000     192,247,000     162,511,000
                                                    ==============  ==============  ==============
   Cash paid for income taxes                    $      2,546,000          66,000         220,000
                                                    ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

2001
     - Issued $1,062,000 of common stock (86,824 shares) as additional consideration for a theme park acquisition.

     - Converted 5,750,000 shares of PIES into 11,500,000 shares of common stock.

     -  Acquired approximately $13,861,000 of assets through capital leases.

     -  Issued 278,912 shares of common stock as PIES dividends

2000
     - Issued $19,255,000 of common stock (1,339,223 shares) as consideration for a water and children's ride park acquisition.

1999
     - Issued a $40,700,000 note convertible into 1,080,000 common shares as consideration for a theme park acquisition made by a limited partnership for which we are the managing general partner.

     - Issued a $10,435,000 of common stock (337,467 shares) as additional consideration for a theme park acquisition.

See accompanying notes to consolidated financial statements.

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          We own and operate regional theme amusement and water parks. As of December 31, 2001, we own or operate 37 parks, including 28 domestic parks, one park in Mexico, seven parks in Europe and one in Canada. We are also managing the construction and development of a theme park in Europe.

          Unless otherwise indicated, references herein to "we" or "Six Flags" means Six Flags, Inc. (or its predecessor) and our subsidiaries, and references to "Holdings" only to Six Flags, Inc., without regard to our subsidiaries.

          In February 2001, we purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to our Six Flags Ohio theme park. In May 2001, we acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. See Note 2.

          During December 2000, we purchased 100% of the capital stock of the company that owns Enchanted Village and Wild Waves, a water and rides park located near Seattle, Washington. See Note 2.

          During May 1999, in separate transactions, we purchased 100% of the capital stock of the companies that own Reino Aventura, a theme park located in Mexico City, and purchased the assets used in the operation of Splashtown, a water park near Houston. In addition, during May 1999, the limited partnership that owns Six Flags Over Georgia purchased the assets used in the operation of White Water Atlanta, a water park and related entertainment facility near Atlanta. The consideration for this purchase was advanced to the partnership by Six Flags through a convertible promissory note. We are the managing general partner of the limited partnership and own approximately 25% of the limited partnership units. On November 15, 1999, we purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. See Note 2.

          The accompanying consolidated financial statements for the year ended December 31, 2001, reflect the results of the former Sea World of Ohio and La Ronde only from their acquisition dates of February 2001 and May 2001, respectively. The accompanying consolidated financial statements for the year ended December 31, 2000, reflect the results of Enchanted Village and Wild Waves only from its acquisition date, December 6, 2000. The accompanying consolidated financial statements for the year ended December 31, 1999 reflect the results of Reino Aventura, Splashtown, White Water Atlanta, and Movie World Germany only from their acquisition dates, May 4, 1999, May 13, 1999, May 25, 1999 and November 15, 1999, respectively.

                                       F-8                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (b)  BASIS OF PRESENTATION

          Our accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America.

          The consolidated financial statements include our accounts, our majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests. Intercompany transactions and balances have been eliminated in consolidation.

          Our investments in partnerships and joint ventures in which we do not own controlling interests are accounted for using the equity method.

     (c)  CASH EQUIVALENTS

          Cash equivalents of $9,553,000 and $17,347,000 at December 31, 2001 and 2000, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

     (d)  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies.

                                       F-9                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (e)  ADVERTISING COSTS

          Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred. The amounts capitalized at year end are included in prepaid expenses.

          Advertising and promotions expense was $115,124,000, $105,640,000 and $100,175,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

     (f)  DEBT ISSUANCE COSTS

          We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense under a method approximating the interest method over the term of the respective debt issue.

     (g)  PROPERTY AND EQUIPMENT

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

     (h)  INVESTMENT IN THEME PARK PARTNERSHIPS

          We manage five parks in which we do not currently own a controlling interest. We account for our investment in four of the parks using the equity method of accounting. The equity method of accounting recognizes our share of the activity of Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta, and Six Flags Marine World in the accompanying consolidated statements of operations in the caption "equity in operations of theme park partnerships." The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which we own a controlling interest. In the consolidation method of accounting, the activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption. The Warner Bros. Movie World theme park being constructed in Spain is not yet in operation. We account for our investment in this park at cost.

                                      F-10                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (i)  INTANGIBLE ASSETS

          For periods through December 31, 2001, goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets have been amortized over the period to be benefited, generally up to 25 years. We assess the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows from the acquisition. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average borrowing rate. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

          For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead will be tested for impairment at least annually.

          In connection with SFAS No. 142's transitional goodwill impairment evaluation, we will perform an assessment of whether there is an indication that goodwill (including goodwill included in our investment in theme park partnerships) is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of 2002. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statements of operations.

          As of the date of adoption of SFAS No. 142, our unamortized goodwill was $1,196,139,000. Amortization expense related to goodwill was $56,712,000 and $53,749,000 for the years ended December 31, 2001, and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting SFAS No. 142 on our consolidated financial statements at the date of these consolidated financial statements, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

                                      F-11                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (j)  LONG-LIVED ASSETS

          We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by us on January 1, 2002. The adoption of Statement 144 will not have a material impact on our consolidated financial statements.

     (k)  REVENUE RECOGNITION

          We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the customer attends our parks.

     (l)  INTEREST EXPENSE

          Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).

     (m)  INCOME TAXES

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

                                      F-12                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (n)  LOSS PER COMMON SHARE

          Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. No adjustments for stock options were included in the 2001, 2000 and 1999 computations of diluted loss per share because the effect would have been antidilutive. Additionally, the weighted average number of shares for each of the years ended December 31, 2001, 2000 and 1999 does not include the impact of the conversion of outstanding convertible preferred stock into shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive. Our Preferred Income Equity Redeemable Shares (PIERS), which are shown as mandatorily redeemable preferred stock on our balance sheet, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. On April 2, 2001, our Premium Income Equity Securities (PIES) automatically converted into a total of 11,500,000 common shares.

          Preferred stock dividends of $26,515,000, $23,288,000 and $23,288,000 were considered in determining net loss applicable to common stock in 2001, 2000 and 1999, respectively.

     (o)  STOCK OPTIONS

          For unconditional employee stock options, we recognize compensation expense over the service period, only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for exercise is achieved exceeds the stock option exercise price, is recognized over the service period. For stock options issued to nonemployees, we recognize compensation expense at the time of issuance based upon the fair value of the options issued.

          Pro forma net loss and net loss per share for employee stock option grants as if the fair-value-based method had been applied are provided in Note 9(b).

     (p)  INVESTMENT SECURITIES

          Restricted-use investment securities at December 31, 2001 and 2000 consist of U.S. Treasury securities. The securities are restricted to provide funds to satisfy our obligations under certain guarantees of partnership arrangements described in Note 12 and, prior to April 1, 2001, to provide for interest payments on certain debt issued in 1998. We classify our investment securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities held by us are classified as available-for-sale. We do not purchase investment securities principally for the purpose of selling them in the near term and thus have no securities classified as trading.

          Available-for-sale securities are recorded at fair value. As of December 31, 2001 and 2000, the fair value of the restricted-use investments classified as available-for-sale was $75,169,000 and $75,376,000 which approximated the amortized cost of the securities. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from

                                      F-13                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          operations and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. As of December 31, 2001 and 2000, all of our restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year; however, these securities are reflected as noncurrent assets as they are restricted for future use.

          As of December 31, 2000, $12,773,000 of restricted-use investment securities classified as held-to-maturity had maturities and restrictions of less than one year and were reflected as current assets.

          Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

     (q)  COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) consists of net income (loss), changes in the foreign currency translation adjustment and changes in the fair value of derivatives that are designated as hedges, and is presented in the 2001, 2000 and 1999 consolidated statements of stockholders' equity and other comprehensive income (loss) as accumulated other comprehensive income (loss).

     (r)  USE OF ESTIMATES

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

     (s)  RECLASSIFICATIONS

          Reclassifications have been made to certain amounts reported in 2000 and 1999 to conform with the 2001 presentation.

(2)  ACQUISITION OF THEME PARKS

     On February 9, 2001, we acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. We funded the acquisition from a portion of the proceeds of the PIERS offering. See Note 9. Approximately $57,834,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

     On May 2, 2001, we acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately U.S. $19,600,000 at

                                       F-14                          (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     the exchange rate on such date). We have agreed to invest in the park Can. $90,000,000 (approximately U.S. $58,700,000 at that exchange rate) over four seasons commencing in 2002. We lease the land on which the park is located on a long-term basis. Approximately U.S. $7,378,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

     On December 6, 2000, we acquired all of the capital stock of the company operating as Enchanted Village and Wild Waves (Enchanted Village), a water and rides park located near Seattle, Washington, for a purchase price of $19,255,000 paid through issuance of 1,339,223 shares of our common stock. As of the acquisition date, $4,471,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Enchanted Village's assets and liabilities. Approximately $4,296,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

     On May 4, 1999, we acquired all of the capital stock of the companies that own and operate Reino Aventura (subsequently renamed Six Flags Mexico), a theme park located in Mexico City, for a cash purchase price of approximately $59,600,000. We funded the acquisition from existing cash. Approximately $14,575,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

     On May 13, 1999, we acquired the assets of Splashtown water park located in Houston, Texas for a cash purchase price of approximately $20,400,000. We funded the acquisition from existing cash. Approximately $10,530,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

     On May 25, 1999, the limited partnership that owns Six Flags Over Georgia acquired the assets of White Water Atlanta water park, and adjacent American Adventures entertainment facility located near Atlanta, Georgia. In connection with the acquisition, Six Flags issued a $40,700,000 note that was converted into 1,080,000 shares of common stock. The transaction was accounted for by the limited partnership as a purchase. We have reflected the additional investment in the limited partnership as an investment in theme park partnerships.

     On November 15, 1999, we purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, we entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under our 1999 credit facility (the Credit Facility). See Note 6(d). Approximately $42,800,000 of the aggregate costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.

     The 2000 and 2001 acquisitions did not materially impact our 2000 and 2001 results of operations. As such, no pro forma information has been presented.

                                      F-15                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(3)  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, are classified as follows:

                                                         2001                2000
                                                  ------------------   ------------------
         Land                                    $      300,353,000          294,215,000
         Land improvements                              326,821,000          299,261,000
         Buildings and improvements                     583,156,000          540,349,000
         Rides and attractions                        1,283,467,000        1,202,149,000
         Equipment                                      307,559,000          249,953,000
                                                  ------------------   ------------------
         Total                                        2,801,356,000        2,585,927,000
         Less accumulated depreciation                  465,656,000          328,027,000
                                                  ------------------   ------------------
                                                 $    2,335,700,000        2,257,900,000
                                                  ==================   ==================

                                      F-16                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(4)  INVESTMENT IN THEME PARK PARTNERSHIPS

     The following reflects the summarized assets, liabilities, and equity as of December 31, 2001 and 2000, and the results of the four parks managed by us for the years ended December 31, 2001, 2000 and 1999. Results for 1999 include results of Six Flags White Water Atlanta only subsequent to May 25, 1999 (the date of its acquisition).

                                                              2001              2000
                                                         -------------    -------------
     Assets:
         Current assets                                 $  25,139,000       26,530,000
         Property and equipment, net                      270,081,000      254,263,000
         Other assets                                      33,052,000       35,676,000
                                                         -------------    -------------
                   Total assets                         $ 328,272,000      316,469,000

     Liabilities and equity:
         Current liabilities                            $  50,953,000       47,685,000
         Affiliate loans                                   92,107,000       91,107,000
         Long-term debt                                    78,826,000       66,305,000
         Equity                                           106,386,000      111,372,000
                                                         -------------    -------------
                   Total liabilities and equity         $ 328,272,000      316,469,000
                                                         =============    =============

     Pursuant to the applicable partnership agreements, we, as managing general partner of the Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks), can make affiliate loans to the Partnership Parks. These loans are reflected in our consolidated balance sheets as an investment in theme park partnerships. We provided the consideration for the Georgia Partnership Park to acquire White Water Atlanta. The resulting note from the Georgia Partnership Park to us is in the form of an affiliate loan. Included in long-term debt above as of December 31, 2001 and 2000 is $60,340,000 and $61,185,000, respectively, of long-term debt that is not guaranteed by us. That long-term debt is an obligation of the other parties that have an interest in Six Flags Marine World. The remaining long-term debt shown above consists primarily of term loan debt and capitalized lease obligations associated with rides and equipment.

                                                           2001                2000                1999
                                                       -------------       -------------        -------------
     Revenue                                       $    217,949,000         208,196,000          225,274,000
                                                       -------------       -------------        -------------
     Expenses:
         Operating expenses                              81,529,000          84,379,000           88,901,000
         Selling, general and administrative             31,040,000          29,911,000           27,957,000
         Costs of products sold                          15,660,000          17,921,000           21,241,000
         Depreciation and amortization                   21,516,000          20,145,000           16,724,000
         Interest expense, net                           13,234,000          14,259,000           11,545,000
         Other expense                                      819,000             841,000              532,000
                                                       -------------       -------------        -------------
                   Total                                163,798,000         167,456,000          166,900,000
                                                       -------------       -------------        -------------
         Net income                                $     54,151,000          40,740,000           58,374,000
                                                       =============       =============        =============

                                      F-17                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Our share of operations of the four theme parks for the years ended December 31, 2001, 2000 and 1999 was $44,389,000, $33,205,000 and
     $44,187,000, prior to depreciation and amortization charges of $20,989,000, $20,370,000 and $15,826,000, and third-party interest expense and other non-operating expenses of $1,888,000, $1,002,000 and $2,181,000, respectively.

     The following information reflects the reconciliation between the results of the four theme parks and our share of the results:

                                               2001            2000           1999
                                           ------------    ------------    ------------
     Theme park partnership net income.   $ 54,151,000      40,740,000      58,374,000
     Third party share of net income ..    (29,021,000)    (23,675,000)    (28,279,000)
     Amortization of Company's
        investment in theme park
        partnerships in excess of share
        of net assets .................     (3,618,000)     (5,232,000)     (3,915,000)
                                           ------------    ------------    ------------
     Equity in operations of theme park
         partnerships .................   $ 21,512,000      11,833,000      26,180,000
                                           ============    ============    ============

     A substantial difference exists between the carrying value of our investment in the theme parks and our share of the net book value of the theme parks. Through December 31, 2001, the difference is being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by us at Six Flags Marine World.

     The following information reconciles our share of the net assets of the theme parks partnerships and our investment in the partnerships.

                                                              DECEMBER 31, 2001      DECEMBER 31, 2000
                                                             -------------------    --------------------
     Our share of net assets of                              $       107,322,000             107,717,000
         theme park partnerships........................
     Our investment in theme park
        partnerships in excess of share of net assets...             188,844,000             187,814,000
     Advances made to theme park partnerships ..........              92,107,000              91,107,000
                                                             -------------------    --------------------
     Investments in theme park partnerships.............     $       388,273,000             386,638,000
                                                             ===================    ====================

     See Note 12 for a discussion of certain obligations relating to the Partnership Parks. In April 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. We are entitled

                                      F-18                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. We also have an option to purchase the entire site commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow).

(5)  DERIVATIVE FINANCIAL INSTRUMENTS

     Prior to 2000, we had only limited involvement with derivative financial instruments, entering into contracts to manage the variability of foreign-currency exchange rates in connection with the purchase of rides from foreign vendors. No such contracts were in effect at December 31, 2001 or December 31, 2000.

     In February 2000, we entered into three interest rate swap agreements that effectively convert our $600,000,000 term loan component of the Credit Facility (see Note 6(d)) into a fixed rate obligation. The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2003 to December 2003. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Our interest rate swap arrangements were designed to "lock-in" the LIBOR component at rates, prior to a February 2001 amendment, ranging from 6.615% to 6.780% and, subsequent to that date, 5.13% to 6.07% (with an average of 5.46%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. We adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, we recognized a liability of approximately $4,996,000 and recorded in other comprehensive income
     (loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which is being amortized into operations over the original term of the interest rate swap agreements. See Note 9(e).

     As of January 1, 2001, two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS No.
     133. From January 1, 2001 to February 23, 2001, we recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through December 31, 2001, we have designated all of the interest rate swap agreements as cash-flow hedges.

                                      F-19                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. We also assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

     During 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

     By using derivative instruments to hedge exposures to changes in interest rates, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with counterparties that we believe are minimal credit risks.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with interest rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     We do not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in "Accumulated other comprehensive income (loss)" (AOCL). These amounts are reclassified to interest expense when the forecasted transaction takes place.

     From February 2001 through December 2001, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were the same as the provisions of our hedged borrowings under the Credit Facility. As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

     As of December 31, 2001, approximately $8,500,000 of net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 18 months.

                                      F-20                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(6)  LONG-TERM DEBT

     At December 31, 2001 and 2000, long-term debt consists of:

                                                                 2001             2000
                                                            --------------   --------------
     Long-term debt:
         9 3/4% Notes due 2007 (a)                         $      269,000      125,000,000
         10% Senior Discount Notes due 2008 (b)               363,026,000      329,275,000
         9 1/4%Senior Notes due 2006 (b)                      280,000,000      280,000,000
         8 7/8% Notes due 2006 of Six Flags Operations (c)    170,000,000      170,000,000
         Credit Facility (d)                                  613,500,000      981,000,000
         9 3/4%Senior Notes due 2007 (e)                      429,329,000      429,207,000
         9 1/2% Senior Notes due 2009 (f)                     372,722,000               --
         Other                                                 18,223,000        7,831,000
                                                            --------------   --------------
                                                            2,247,069,000    2,322,313,000
     Less current portion                                      24,627,000        2,401,000
                                                            --------------   --------------
                                                           $2,222,442,000    2,319,912,000
                                                            ==============   ==============

     (a) Represents senior notes of our principal subsidiary, Six Flags Operations Inc. (Six Flags Operations) which were redeemed in full in January 2002. In 2001, we purchased 99.8% of the notes pursuant to a tender offer. As a result of the early extinguishment of debt in 2001, we recognized an extraordinary loss of $8,529,000, net of tax benefit of $5,227,000.

     (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($363,026,000 and $329,275,000 carrying value as of December 31, 2001 and 2000, respectively) of 10% Senior Discount Notes due 2008 (the Senior Discount Notes) and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the 1998 Senior Notes). In February 2002, we called the 1998 Senior Notes for redemption in full on April 1, 2002. The redemption price will be funded from a portion of the net proceeds of an offering by Holdings of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2002 Senior Notes). An extraordinary loss of $11,809,000, net of a tax benefit of $7,238,000, will be recognized from this early extinguishment.

          The notes are senior unsecured obligations of Holdings and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of Holdings and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The Senior Discount Notes are redeemable, at our option, in whole or in part, at any time on or after April 1, 2003, at varying redemption prices beginning at 105% and reducing annually until maturity.

          Approximately $75,000,000 of the net proceeds of the Senior Discount Notes were invested in restricted-use securities, until April 1, 2003, to provide funds to pay certain of our obligations to the limited partners of the Partnership Parks. See Note 12.

                                      F-21                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          The indenture under which the Senior Discount Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

     (c) Represents senior notes of Six Flags Operations which we have called for redemption in full on April 1, 2002. The redemption price will be funded from a portion of the proceeds of the offering of the 2002 Senior Notes. An extraordinary loss of $6,726,000 net of tax benefit of $4,123,000, will be recognized for this early extinguishment.

     (d) On November 5, 1999, Six Flags Theme Parks Inc., a direct wholly owned subsidiary of Six Flags Operations ("SFTP") entered into the Credit Facility. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($15,000,000 was outstanding on December 31, 2001 and $90,000,000 was outstanding at December 31, 2000), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which none and $291,000,000 was outstanding at December 31, 2001 and 2000, respectively) and a $600,000,000 six-year term loan ($598,500,000 of which was outstanding at December 31, 2001 and all of which was outstanding at December 31, 2000). Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2001, the weighted average interest rates for borrowings under the US Revolver and term loan were 3.9% and 8.47%, respectively. At December 31, 2000, the weighted average interest rates for borrowings under the US Revolver, multicurrency revolver, and term loan were 9.22%, 9.19% and 9.97%, respectively. The multicurrency facility permits optional prepayments and reborrowings. The committed amount reduces quarterly by 2.5% commencing on December 31, 2001, by 5.0% commencing on December 31, 2002, by 7.5% commencing on December 31, 2003 and by 20.0% commencing on December 31, 2004. Mandatory repayments are required if amounts outstanding exceed the reduced commitment amount. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations capital stock. See Note 5 regarding interest rate hedging activities.

          The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that, subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in the Partnership Parks) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

                                      F-22                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          On November 5, 1999, we borrowed $892,000,000 under the Credit Facility principally to repay all amounts outstanding under previously existing credit facilities and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2. The termination of previously existing credit facilities resulted in an extraordinary loss in respect of the debt issuance costs related thereto of $5,214,000, net of tax benefit of $3,476,000.

     (e) On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes due 2007 (the 1999 Senior Notes). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 1999 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the Senior Discount Notes.

          The net proceeds of the 1999 Senior Notes were used to fund the purchase in a tender offer of $87,500,000 of previously outstanding Six Flags Operations' 1995 Senior Notes and the entire $285,000,000 principal amount of SFTP Senior Subordinated Notes. The remaining $2,500,000 balance of the 1995 Senior Notes was redeemed in August 1999. An extraordinary loss of $6,082,000, net of tax benefit of $4,054,000 was recognized from these early extinguishments.

     (f) On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 1/2% Senior Notes due 2009 (the 2001 Senior Notes). The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2001 Senior Notes require annual interest payments of approximately $35,625,000 (9 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009. The 2001 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity. The indenture under which the 2001 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2001 Senior Notes were used to fund the tender offer relating to senior notes of Six Flags Operations (see Note 6(a)) and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 6(d)).

                                      F-23                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Annual maturities of long-term debt during the five years subsequent to December 31, 2001, are as follows (after giving effect to the issuance of the 2002 Senior Notes in February 2002 and the use of proceeds and including borrowings under the working capital revolver at December 31,
     2001):

            2002                         $      24,627,000
            2003                                 9,449,000
            2004                               153,441,000
            2005                               443,950,000
            2006                                    56,000
         Thereafter                          1,643,837,000
                                            ---------------
                                         $   2,275,360,000
                                            ===============

                                      F-24                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     The Credit Facility and, prior to the April 1, 2002 redemption of the existing Six Flags Operations senior notes, the indenture relating thereto restrict the ability of Six Flags Operations to distribute assets to Holdings, and the indentures relating to Holdings' Senior Notes restrict the ability of Holdings to distribute assets to its shareholders. The Credit Facility restricts distributions by Six Flags Operations to amounts required to pay interest on Holdings' senior notes, dividends on Holdings' outstanding preferred stock, required payments under the agreements relating to the Partnership Parks and certain tax and shared services arrangements. The following table discloses the amounts available for distribution (other than permitted payments in respect to shared administrative and other corporate expenses and tax sharing payments) at December 31, 2001 by each debt group based upon the most restrictive applicable indenture limitation.

                                                          AMOUNT
                                                        AVAILABLE
                                                      --------------
                                                      (IN THOUSANDS)
                   Holdings                          $       581,995
                   Six Flags Operations                    1,624,444

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                               2001                                2000
                               ----------------------------------    ----------------------------------
                                   CARRYING           FAIR               CARRYING           FAIR
                                    AMOUNT            VALUE               AMOUNT            VALUE
                               ---------------    ---------------    ---------------    ---------------
     Financial assets
         (liabilities):
         Restricted-use
           investment
             securities       $    75,169,000         75,169,000         88,149,000         88,138,000
         Long-term debt        (2,247,069,000)    (2,261,081,000)    (2,322,313,000)    (2,271,779,000)
         Interest rate swap
           Agreements              23,296,000        (23,296,000)                --         (4,996,000)
         PIERS                   (278,867,000)      (253,000,000)                --                 --

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except for the interest rate swap agreements (Note 5) which for December 31, 2000 are not reflected in the consolidated balance sheets.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       - The fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

                                      F-25                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

       - Restricted-use investment securities: The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

       - Long-term debt: The fair value of our long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our investment bankers or based upon quoted market prices.

       - Derivative financial instruments: The fair value of our derivative financial instruments is determined by the counterparty financial institution.

       - PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices.

(8)  INCOME TAXES

     Income tax expense (benefit) allocated to operations for 2001, 2000 and 1999 consists of the following:

                                              CURRENT       DEFERRED        TOTAL
                                           ============  =============  =============
     2001:
     U.S. federal                        $          --    (2,465,000)    (2,465,000)
     Foreign                                 1,818,000    (6,175,000)    (4,357,000)
     State and local                           427,000      (800,000)      (373,000)
                                           ------------  -------------  -------------
                                         $   2,245,000    (9,440,000)    (7,195,000)
                                           ============  =============  =============
     2000:
     U.S. federal                        $     (10,000)   (2,211,000)    (2,221,000)
     Foreign                                 3,792,000     4,388,000      8,180,000
     State and local                          (377,000)       40,000       (337,000)
                                           ------------  -------------  -------------
                                         $   3,405,000     2,217,000      5,622,000
                                           ============  =============  =============
     1999:
     U.S. federal                        $    (683,000)   18,338,000     17,655,000
     Foreign                                 1,058,000     3,072,000      4,130,000
     State and local                          (591,000)    3,266,000      2,675,000
                                           ------------  -------------  -------------
                                         $    (216,000)   24,676,000     24,460,000
                                           ============  =============  =============

                                      F-26                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2001, 2000 and 1999 to income (loss) before income taxes as follows:

                                                         2001           2000           1999
                                                    --------------  -------------  -------------
     Computed "expected" federal income
         tax expense (benefit)                   $  (19,869,000)    (16,218,000)      1,830,000
     Amortization of goodwill                        13,794,000      13,643,000      11,973,000
     Nondeductible compensation                       3,767,000       3,779,000       6,786,000
     Other, net                                         (51,000)        499,000         864,000
     Effect of foreign income taxes                  (4,586,000)      4,145,000       1,215,000
     Effect of state and local income taxes,
         net of federal tax benefit                    (250,000)       (226,000)      1,792,000
                                                    --------------  -------------  -------------
                                                 $   (7,195,000)      5,622,000      24,460,000
                                                    ==============  =============  =============

     An income tax benefit of $5,227,000 was allocated to extraordinary loss for 2001. The U.S. federal benefit component was $4,539,000 and the state and local benefit component was $688,000. There were no extraordinary losses in 2000. An income tax benefit of $7,530,000 was allocated to extraordinary loss for 1999. The U.S. federal benefit component was $6,539,000 and the state and local benefit component was $991,000. There were no foreign extraordinary losses in 2001 or 1999.

     Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 2001, 2000 and 1999 are presented below:

                                                        2001           2000           1999
                                                    -------------  -------------  -------------
     Deferred tax assets before valuation
         allowance                               $   356,806,000    286,098,000    213,244,000
     Less valuation allowance                          1,196,000      1,196,000      1,196,000
                                                    -------------  -------------  -------------
     Net deferred tax assets                         355,610,000    284,902,000    212,048,000
     Deferred tax liabilities                        465,536,000    429,821,000    354,008,000
                                                    -------------  -------------  -------------
     Net deferred tax liability                  $   109,926,000    144,919,000    141,960,000
                                                    =============  =============  =============

     Our deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of our tax basis in the corresponding assets. The majority of our property and equipment is depreciated over a 7-year period for tax reporting purposes and a longer 20-to-25 year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income. Because most of our depreciable assets' financial carrying amounts and tax basis difference will reverse before the expiration of our net operating loss carryforwards and taking into account our projections of future

                                      F-27                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     taxable income over the same period, management believes that we will more likely than not realize the benefits of these net future deductions.

     As of December 31, 2001, we have approximately $903,533,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2020. Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. Additionally at December 31, 2001, we had approximately $6,949,000 of alternative minimum tax credits which have no expiration date.

     We have experienced ownership changes within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. We experienced an ownership change on June 4, 1996, as a result of the issuance of shares of common stock and the conversion of preferred stock into additional shares of common stock. This ownership change limits the amount of our post-October 1992 through June 1996 net operating loss carryforwards that can be used in any year.

     Included in our tax net operating loss carryforward amounts are approximately $249,353,000 of net operating loss carryforwards of Six Flags Entertainment Corporation ("SFEC") generated prior to its acquisition by us. SFEC experienced an ownership change on April 1, 1998 as a result of its acquisition. Due to this ownership change, no more than $49,200,000 of pre-acquisition net operating loss carryforwards may be used to offset taxable income in any year; however, it is more likely than not that all of our carryforwards generated subsequent to October 1992 and all of the SFEC's pre-acquisition carryfowards will be fully utilized by us before their expiration.

(9)  PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

     (a)  PREFERRED STOCK

          We have authorized 5,000,000 shares of preferred stock, $1.00 par value per share. All shares of preferred stock rank senior and prior in right to all of our now or hereafter issued common stock with respect to dividend payments and distribution of assets upon our liquidation or dissolution.

          PIERS

          In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000. We used a portion of the proceeds to acquire substantially all of the assets of the former Sea World of Ohio. See
          Note 2. Each PIERS represents one one-hundredth of a share of our 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum). Holders can voluntarily convert the PIERS into shares of common stock at any time prior to August 15, 2009.

          Prior to August 15, 2009, each of the PIERS is convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject

                                      F-28                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          to adjustment in certain circumstances (the Conversion Price). At any time on or after February 15, 2004 and at the then applicable conversion rate, we may cause the PIERS, in whole or in part, to be automatically converted if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of our common stock exceeds 120% of the then prevailing Conversion Price. On August 15, 2009, the PIERS are mandatorily redeemable in cash equal to 100% of the liquidation preference (initially $25.00 per PIERS), plus any accrued and unpaid dividends.

          PIES

          Prior to April 2, 2001, we also had outstanding 5,750,000 PIES which automatically converted into 11,500,000 shares of common stock on that date. In addition, on that date we issued to holders of the PIES 278,912 shares of common stock, representing the final quarterly dividend payment on the PIES. The PIES accrued cumulative dividends at 7 1/2% per annum ($23,288,000 per annum). Each of the PIES represented one five-hundredth of a share of our mandatorily convertible preferred stock and is included as preferred stock in our December 31, 2000 consolidated balance sheet. The PIES were issued on April 1, 1998 for gross proceeds of $310,500,000.

                                      F-29                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (b)  STOCK OPTIONS AND WARRANTS

          Certain members of our management and professional staff have been issued seven-year options to purchase common shares under our 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans). Through December 31, 2001 all stock options granted under the Option Plans, have been granted with an exercise price equal to the underlying stock's fair value at the date of grant. Except for conditional options issued in 1998, options may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment. There were 1,531,000 conditional stock options granted in 1998. These options have the same vesting schedule as the unconditional stock options, except that no conditional option could be exercised until after the conditions of the stock option were met. The conditions related to the exercise of these stock options were met during December 1999.

          In 1999 and 1998, we also issued to certain consultants options to purchase 40,000 and 70,000 common shares, respectively. The options have substantially the same terms and conditions as the options granted under the Option Plans. We have recognized the fair value of the options issued to the consultants as an expense in the accompanying 1999 consolidated statements of operations.

          In June 2001, our shareholders approved a stock option plan for independent directors providing for options with respect to an aggregate of 250,000 shares. Options with respect to 80,000 shares, which had been previously granted became effective upon shareholder approval. The exercise price of the options granted is $15.06 per share and the other terms of these options are comparable to options issued under the Option Plans.

          At December 31, 2001, there were 5,224,073 additional shares available for grant under the Option Plans. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $12.72, $13.65 and $17.43, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 - expected dividend yield 0%, risk-free interest rate of 4.65%, expected volatility of 76%, and an expected life of 5 years. 2000 - expected dividend yield 0%, risk-free interest rate of 6.28%, expected volatility of 80%, and an expected life of 5 years. 1999 - expected dividend yield 0%, risk-free interest rate of 5.5%, expected volatility of 84%, and an expected life of 5 years.

                                      F-30                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options, our net loss would have been as indicated below:

                                                                 2001                2000             1999
                                                           ---------------       -------------   -------------
          Net loss applicable to common stock:
                As reported                              $    (84,617,000)       (75,247,000)     (53,814,000)
                Pro forma                                    (103,605,000)       (97,049,000)     (74,617,000)
          Net loss per weighted average
            common share outstanding - basic:
                As reported                                         (0.95)             (0.96)           (0.69)
                Pro forma                                           (1.16)             (1.23)           (0.96)

          Stock option activity during the years indicated is as follows:

                                                                                  WEIGHTED-
                                                                                   AVERAGE
                                                                                  EXERCISE
                                                           NUMBER OF SHARES         PRICE
                                                           ----------------      -------------

              Balance at December 31, 1998                      4,849,916       $      14.72
                  Granted                                       3,440,000              25.00
                  Exercised                                      (354,565)              7.30
                  Forfeited                                       (93,600)             17.50
                  Expired                                              --                 --
                                                           ----------------
              Balance at December 31, 1999
                                                                7,841,751              19.55
                  Granted                                         151,000              20.00
                  Exercised                                      (377,501)              9.70
                  Forfeited                                      (183,400)             21.52
                  Expired                                              --                 --
                                                           ----------------
              Balance at December 31, 2000
                                                                7,431,850              20.11
                  Granted                                          88,000              15.47
                  Exercised                                      (113,025)             11.92
                  Forfeited                                            --                 --
                  Expired                                              --                 --
                                                           ----------------
              Balance at December 31, 2001
                                                                7,406,825       $      20.01
                                                           ================      =============

          At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.125 to $25.00 and 4.09 years, respectively.

                                      F-31                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          At December 31, 2001, 2000 and 1999, options exercisable were 5,323,905, 4,101,500, and 3,245,800, respectively, and weighted-average exercise price of those options was $19.13, $18.25 and $15.23, respectively.

          In 1989, our current chairman was issued a ten-year warrant to purchase 52,692 common shares at an exercise price of $.50 per share and a ten-year warrant to purchase 37,386 common shares at an exercise price of $.50 per share. The warrants were exercised during 1999 prior to their expiration.

     (c)  SHARE RIGHTS PLAN

          On December 10, 1997, our board of directors authorized a share rights plan. The plan was subsequently amended on February 4, 1998. Under the plan, stockholders have one right for each share of common stock held. The rights become exercisable ten business days after (a) an announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of our voting shares outstanding, or (b) the commencement or announcement of a person's or group's intention to commence a tender or exchange offer that could result in a person or group owning 15% or more of the voting shares outstanding.

          Each right entitles our holder (except a holder who is the acquiring person) to purchase 1/1000 of a share of a junior participating series of preferred stock designated to have economic and voting terms similar to those of one share of common stock for $250.00, subject to adjustment. In the event of certain merger or asset sale transactions with another party or transactions which would increase the equity ownership of a stockholder who then owned 15% or more of the voting shares of Six Flags, each right will entitle our holder to purchase securities of the merging or acquiring party with a value equal to twice the exercise price of the right.

          The rights, which have no voting power, expire in 2008. The rights may be redeemed by us for $.01 per right until the rights become exercisable.

     (d)  RESTRICTED STOCK GRANTS

          We issued 900,000 restricted common shares with an estimated aggregate value of $14,625,000 to members of our senior management in July 1997. We issued an additional 920,000 restricted common shares with an estimated aggregate value of $16,100,000 to members of our senior management in October 1998. We also issued an additional 370,126 restricted common shares with an estimated aggregate value of $7,439,000 to members of our senior management in April 2001. The restrictions on the stock issued lapse ratably over various terms, generally based on continued employment. The restrictions also lapse upon termination of the executive without cause or if a change in control of Six Flags occurs. Compensation expense equal to the aggregate value of the shares is being recognized as an expense over the respective vesting period.

                                      F-32                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

       (e)    OTHER COMPREHENSIVE INCOME (LOSS)

          The accumulated balances for each classification of comprehensive income (loss) are as follows:

                                                                                               ACCUMULATED OTHER
                                                    FOREIGN CURRENCY                              COMPREHENSIVE
                                                         ITEMS           CASH FLOW HEDGES         INCOME (LOSS)
                                                   -------------------  -------------------  --------------------
          Beginning balance                     $        (48,589,000)                  --           (48,589,000)
          Cumulative effect of change in
              accounting principle                                --           (3,098,000)           (3,098,000)
          Net current period change                      (19,062,000)         (17,843,000)          (36,905,000)
          Reclassification adjustments for
              losses reclassified
              into operations                                     --            6,726,000             6,726,000
                                                   -------------------  -------------------  --------------------
          Ending balance                        $        (67,651,000)         (14,215,000)          (81,866,000)
                                                   ===================  ===================  ====================

          The cash flow hedge amounts presented above are reflected net of tax, calculated at a rate of approximately 38%.

                                      F-33                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(10) PENSION BENEFITS

     As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the Benefit Plan). The Benefit Plan covered substantially all of SFTP's full-time employees. During 1999 the Benefit Plan was extended to cover substantially all of our domestic full-time employees. The Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Benefit Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. Benefit Plan assets are invested primarily in common stock and mutual funds. The Benefit Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

     The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in our consolidated balance sheets:

                                                                       2001           2000
                                                                   -------------  -------------
     Change in benefit obligation:
         Benefit obligation, January 1                           $  84,313,000     72,189,000
         Service cost                                                3,745,000      3,309,000
         Interest cost                                               6,739,000      5,952,000
         Actuarial (gain) loss                                       5,912,000      4,872,000
         Benefits paid                                              (2,141,000)    (2,009,000)
                                                                   -------------  -------------
     Benefit obligation at December 31                              98,568,000     84,313,000
                                                                   -------------  -------------

     Change in plan assets:
         Fair value of assets, January 1                            88,261,000     89,958,000
         Employer contributions                                         20,000             --
         Actual return on plan assets                               (3,161,000)       312,000
         Benefits paid                                              (2,140,000)    (2,009,000)
                                                                   -------------  -------------
     Fair value of assets at December 31                            82,980,000     88,261,000
                                                                   -------------  -------------
     Plan assets greater than (less than) benefit obligations      (15,589,000)     3,948,000
     Unrecognized net actuarial (gain) loss                         23,492,000      6,668,000
     Unrecognized prior service cost                                 1,943,000      2,203,000
                                                                   -------------  -------------
     Prepaid benefit cost (included in deposits and
         other assets)                                           $   9,846,000     12,819,000
                                                                   =============  =============

                                      F-34                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Net pension expense of the Benefit Plan for each of the years ended December 31, 2001, 2000 and 1999, included the following components:

                                                        2001           2000            1999
                                                    ------------- --------------  -------------
     Service cost                                 $   3,745,000     3,309,000       3,644,000
     Interest cost                                    6,739,000     5,952,000       5,459,000
     Expected return on plan assets                  (7,837,000)   (7,999,000)     (7,774,000)
     Amortization of prior service cost                 260,000       260,000         260,000
     Amortization of actuarial loss                      86,000            --              --
                                                    ------------- --------------  -------------
     Net pension expense                          $   2,993,000     1,522,000       1,589,000
                                                    ============= ==============  =============

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 2001, 2000 and 1999 was 7.25%, 7.50% and 7.75%, respectively. The rate of increase in future compensation levels was 4.25%, 4.50% and 4.75% in 2001, 2000 and 1999, respectively. The expected long-term rate of return on assets was 9% in each year.

(11) 401(k) PLAN

     We have a qualified, contributory 401(k) plan (the 401(k) Plan). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. We match 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. We recognized approximately $1,743,000, $1,730,000 and $1,874,000 of related expense in the years ended December 31, 2001, 2000 and 1999, respectively.

(12) COMMITMENTS AND CONTINGENCIES

     On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks). Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $50,211,000 (as of 2001 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the Partnership Agreements) that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia

                                      F-35                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     park and $374,800,000 in the case of the Texas park. Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

     As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On December 31, 2001, we owned approximately 25% and 36%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 2002 at both parks will aggregate approximately $128,900,000. We can utilize the $75,169,000 of restricted use investment securities to fund any required unit purchases.

     We lease the sites of Wyandot Lake, Enchanted Village, Six Flags Mexico, La Ronde, Walibi Schtroumpf and each of the two Waterworld/USA locations. We also lease portions of the sites of Six Flags Kentucky Kingdom, Six Flags New England and Warner Bros. Movie World Germany. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2001, 2000 and 1999, we recognized approximately $5,509,000, $3,883,000 and
     $2,045,000, respectively, of rental expense under these rent agreements.

     Total rental expense, including office space and park sites, was approximately $11,452,000, $9,274,000 and $7,352,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future obligations under noncancellable operating leases, including site leases, at December 31, 2001, are summarized as follows (in thousands):

                    YEAR ENDING
                    DECEMBER 31,
                --------------------
                        2002                               $      5,414
                        2003                                      5,270
                        2004                                      5,095
                        2005                                      4,804
                        2006                                      4,838
                2007 and thereafter                             108,633
                                                              ------------
                                                           $    134,054
                                                              ============

     We are party to a license agreement (the U.S. License Agreement) pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. Under the U.S. License Agreement, we pay an annual license fee of $2,500,000 through 2005. Thereafter, the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis.

     In November 1999, we entered into license agreements (collectively the International License Agreement) pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use. Under

                                      F-36                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     the International License Agreement, the license fee is based on specified percentages of the gross revenues of the applicable parks. We have prepaid approximately $8.0 million of international license fees.

     In December 1998, a final judgment of $197.3 million in compensatory damages was entered against Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and, in October 2001, the order of the Georgia Court of Appeals affirming the punitive damages judgment was vacated by the United States Supreme Court. In February 2002, the parties reargued the appeal of the punitive damages judgment before the Georgia Court of Appeals. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al v. Time Warner Entertainment Company, LP et al based on certain disputed partnership affairs prior to our acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify us from any and all liabilities arising out of this litigation.

     We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, Amendarez v. Six Flags Theme Parks, Inc., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our park in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. They seek compensatory and punitive damages in unspecified amounts, and injunctive and other relief. The named plaintiffs purport to represent seven "subclasses" of visitors to the Valencia park. We have objected to the class allegations, arguing that the lawsuit cannot appropriately be maintained as a class action, and intend to vigorously defend this case. The case is in an early stage and consequently we cannot predict the outcome, however, we do not believe it will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

     We are party to various other legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, we estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations, or liquidity after consideration of recorded accruals.

(13) BUSINESS SEGMENTS

     We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, we have only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenues to consolidated total

                                      F-37                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     revenues. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

                                                             2001            2000          1999
                                                        --------------  -------------- -------------
                                                                        (IN THOUSANDS)
     Theme park revenues                              $   1,263,913       1,215,177      1,152,258
     Theme park cash expenses                              (789,269)       (746,841)      (712,111)
                                                        --------------  -------------- -------------
     Aggregate park EBITDA                                  474,644         468,336        440,147

     Third-party share of EBITDA from parks
         accounted for under the equity method              (42,635)        (41,827)       (40,761)
     Amortization of investment in theme park
         partnerships                                       (20,989)        (20,370)       (15,826)
     Unallocated net expenses, including
         corporate and expenses from parks acquired
         after completion of the operating season           (44,594)        (47,720)       (54,625)
     Depreciation and amortization                         (199,800)       (179,989)      (154,264)
     Interest expense                                      (230,033)       (232,336)      (193,965)
     Interest income                                          6,639           7,569         24,524
                                                        --------------  -------------- -------------
     Income (loss) before income taxes                $     (56,768)        (46,337)         5,230
                                                        ==============  ============== =============
     Theme park revenues                              $   1,263,913       1,215,177      1,152,258

     Theme park revenues from parks accounted
         for under the equity method                       (217,949)       (208,196)      (225,274)
                                                        --------------  -------------- -------------
     Consolidated total revenues                      $   1,045,964       1,006,981        926,984
                                                        ==============  ============== =============

                                      F-38                           (Continued)

                                 SIX FLAGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Seven of our parks are located in Europe, one is located in Mexico and one is located in Canada. The Canadian park was acquired in May 2001, the Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2001, 2000 and 1999:

                                                      DOMESTIC       FOREIGN         TOTAL
                                                    ------------  --------------  -----------
                                                                 (IN THOUSANDS)
     2001:
         Long-lived assets                       $    3,411,429        526,210     3,937,639
         Revenues                                       877,820        168,144     1,045,964
     2000:
         Long-lived assets                       $    3,346,733        504,414     3,851,147
         Revenues                                       839,251        167,730     1,006,981

     1999:
         Long-lived assets                       $    3,267,019        441,925     3,708,944
         Revenues                                       830,578         96,406       926,984

Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2001 and 2000:

                                                                          2001
                                    ---------------------------------------------------------------------------------
                                        FIRST            SECOND          THIRD            FOURTH           FULL
                                       QUARTER          QUARTER         QUARTER          QUARTER           YEAR
                                    --------------   --------------  --------------   --------------  ---------------
     Total revenue                $    35,169,000      356,458,000     571,784,000       82,553,000   1,045,964,000
     Net income (loss)
         applicable to common
         stock                       (140,602,000)       7,749,000     142,483,000      (94,247,000)    (84,617,000)
     Net income (loss) per
         weighted average common
         share outstanding:
           Basic                            (1.76)            0.08            1.54            (1.02)          (0.95)
           Diluted                          (1.76)            0.08            1.39            (1.02)          (0.95)

                                                                          2000
                                    ---------------------------------------------------------------------------------
                                        FIRST            SECOND          THIRD            FOURTH           FULL
                                       QUARTER          QUARTER         QUARTER          QUARTER           YEAR
                                    --------------   --------------  --------------   --------------  ---------------
     Total revenue                $    30,893,000      341,079,000     547,439,000       87,570,000   1,006,981,000
     Net income (loss)
         applicable to
         common stock                (119,714,000)       9,932,000     128,828,000      (94,293,000)    (75,247,000)
     Net income (loss) per
         weighted
         average common share
         outstanding:
           Basic                            (1.53)            0.13            1.64            (1.19)          (0.96)
           Diluted                          (1.53)            0.12            1.49            (1.19)          (0.96)

We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year. Also, on April 1, 2001, 11,500,000 common shares were issued as a result of the conversion of the PIES.

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

     (j) Indenture dated as of February 2, 2001 between Registrant and The Bank of New York with respect to Registrant's 9 1/2% Senior Notes due 2009 -- incorporated by reference from Exhibit 4(j) to Registrant's Form 10-K for the year ended December 31, 2000.

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

     *(n) Indenture dated as of February 11, 2002 between Registrant and The
          Bank of New York with respect to Registrant's 8 7/8% Senior Notes due 2010.

     *(o) Registration Rights Agreement dated as of February 11, 2002 between
          Registrant and the parties named therein with respect to Registrant's 8 7/8% Senior Notes due 2010.

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

     (l) Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997-- incorporated by reference from Exhibit 10(ad) to Registrant's Form 10-K for the year ended December 31, 1997.

     (m) Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997-- incorporated by reference from Exhibit 10(ae) to Registrant's Form 10-K for the year ended December 31, 1997.

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

     (z) Overall Agreement dated as of November 24, 1997 among Six Flags Over Texas Fund, Ltd., Flags' Directors LLC, FD-II, LLC, Texas Flags Ltd., SFOT Employee, Inc., SFOT Parks Inc. and Six Flags Entertainment Corporation-- incorporated by reference from Exhibit 10(av) to Registrant's Form 10-K for the year ended December 31, 1998.

     (aa) Credit Agreement dated as of November 5, 1999 among Registrant, certain subsidiaries named therein, the Lenders from time to time party thereto, The Bank of New York, as Syndicate Agent, Bank of America, N.A. and The Bank of Nova Scotia, as Documentation Agents, Lehman Brothers Inc. and Lehman Brothers International (Europe) Inc., as Advisors, Lead Arrangers and Bank Managers, and Lehman Commercial Paper Inc., as Administrative Agent-- incorporated by reference from
          Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

     (bb) Stock Purchase Agreement dated as of December 6, 2000 among Registrant, EPI Realty Holdings, Inc., Enchanted Parks, Inc., and Jeffrey Stock-- incorporated by reference from Exhibit 10(bb) to Registrant's Form 10-K for the year ended December 31, 2000.

     (cc) Asset Purchase Agreement dated as of January 8, 2001 between Registrant and Sea World, Inc. -- incorporated by reference from
          Exhibit 10(cc) to Registrant's Form 10-K for the year ended December 31, 2000.

     (dd) Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and Kieran E. Burke -- incorporated by reference from
          Exhibit 10(dd) to Registrant's Form 10-K for the year ended December 31, 2000.

     (ee) Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and Gary Story -- incorporated by reference from Exhibit 10(ee) to Registrant's Form 10-K for the year ended December 31, 2000.

     (ff) Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and James F. Dannhauser -- incorporated by reference from
          Exhibit 10(ff) to Registrant's Form 10-K for the year ended December 31, 2000.

     *(gg) Emphyteutic Lease dated May 2, 2001 between Ville de Montreal and
          Parc Six Flags Montreal, S.E.C.

*(21)   Subsidiaries of the Registrant.

*(23.1) Consent of KPMG LLP.

----------
*Filed herewith.