Form 10-Q
period 2002-03-31
SIX FLAGS INC
filed 2002-05-15
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-9789

SIX FLAGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995059 (I.R.S. Employer Identification No.)

11501 Northeast Expressway, Oklahoma City, Oklahoma 73131
(Address of principal executive offices, including zip code)

(405) 475-2500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        At May 7, 2002, Six Flags, Inc. had outstanding 92,454,959 shares of Common Stock, par value $.025 per share.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        Some of the statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

  •
  Factors impacting attendance, such as local conditions, events, natural disasters, disturbances and terrorist activities;

  •
  The risk of accidents occurring at our parks;

  •
  Our ability to manage growth or integrate acquisitions;

  •
  Adverse weather conditions;

  •
  Competition with other theme parks and other recreational alternatives;

  •
  General economic conditions;

  •
  The loss of the services of our key personnel;

  •
  Changes in foreign currency rates and other factors impacting our international operations; and

  •
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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

SIX FLAGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,700,000	53,534,000
Accounts receivable	52,837,000	35,470,000
Inventories	40,140,000	26,275,000
Prepaid expenses and other current assets	39,608,000	40,455,000
Restricted-use investment securities	468,978,000	—

Total current assets	674,263,000	155,734,000
Other assets:
Debt issuance costs	53,140,000	45,490,000
Restricted-use investment securities	75,482,000	75,169,000
Deposits and other assets	30,519,000	32,110,000

Total other assets	159,141,000	152,769,000
Property and equipment, at cost	2,823,539,000	2,801,356,000
Less accumulated depreciation	501,283,000	465,656,000

	2,322,256,000	2,335,700,000
Investment in theme park partnerships	369,874,000	388,273,000
Intangible assets, principally goodwill	1,418,308,000	1,418,889,000
Less accumulated amortization	205,390,000	205,223,000

Total intangible assets	1,212,918,000	1,213,666,000

Total assets	$4,738,452,000	4,246,142,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,521,000	33,056,000
Accrued interest payable	48,467,000	30,674,000
Deferred revenue	34,490,000	15,237,000
Other accrued liabilities	57,355,000	51,195,000
Debt called for prepayment	450,000,000	—
Current portion of long-term debt	158,457,000	24,627,000

Total current liabilities	800,290,000	154,789,000
Long-term debt	2,256,020,000	2,222,442,000
Other long-term liabilities	27,012,000	33,496,000
Deferred income taxes	41,944,000	109,926,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	279,148,000	278,867,000
Stockholders' equity:
Preferred stock	—	—
Common stock	2,311,000	2,310,000
Capital in excess of par value	1,745,154,000	1,744,134,000
Accumulated deficit	(324,673,000)	(211,006,000)
Deferred compensation	(5,213,000)	(6,950,000)
Accumulated other comprehensive income (loss)	(83,541,000)	(81,866,000)

Total stockholders' equity	1,334,038,000	1,446,622,000

Total liabilities and stockholders' equity	$4,738,452,000	4,246,142,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	2002	2001
Revenue:
Theme park admissions	$21,522,000	14,419,000
Theme park food, merchandise and other	27,729,000	20,750,000

Total revenue	49,251,000	35,169,000

Operating costs and expenses:
Operating expenses	70,812,000	64,518,000
Selling, general and administrative	37,361,000	34,922,000
Noncash compensation (primarily selling, general and administrative)	2,604,000	1,357,000
Costs of products sold	4,271,000	2,987,000
Depreciation	36,636,000	34,166,000
Amortization	276,000	14,097,000

Total operating costs and expenses	151,960,000	152,047,000

Loss from operations	(102,709,000)	(116,878,000)

Other income (expense):
Interest expense	(61,368,000)	(58,973,000)
Interest income	1,403,000	2,959,000
Equity in operations of theme park partnerships	(15,176,000)	(14,376,000)
Other expense	336,000	(3,159,000)

Total other income (expense)	(74,805,000)	(73,549,000)

Loss before income taxes	(177,514,000)	(190,427,000)
Income tax benefit	69,340,000	67,976,000

Loss before extraordinary loss	(108,174,000)	(122,451,000)
Extraordinary loss on extinguishment of debt, net of income tax benefit of $5,088,000 in 2001	—	(8,301,000)

Net loss	$(108,174,000)	(130,752,000)

Net loss applicable to common stock	$(113,667,000)	(140,602,000)

Weighted average number of common shares outstanding—basic and diluted:	92,436,000	80,081,000

Net loss per average common share outstanding—basic and diluted:
Loss before extraordinary loss	$(1.23)	(1.65)
Extraordinary loss	—	(0.11)

Net loss	$(1.23)	(1.76)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	2002	2001
Net loss	$(108,174,000)	$(130,752,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,484,000)	(22,281,000)
Cumulative effect of change in accounting principle	—	(3,098,000)
Net change in fair value of derivative instruments	537,000	(4,375,000)
Reclassifications of amounts taken to operations	3,272,000	777,000

Comprehensive loss	$(109,849,000)	$(159,729,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	2002	2001
Cash flows from operating activities:
Net loss	$(108,174,000)	$(130,752,000)
Adjustments to reconcile net loss to net cash used in operating activities (net of effects of acquisitions):
Depreciation and amortization	36,912,000	48,263,000
Equity in operations of theme park partnerships	15,176,000	14,376,000
Cash received from theme park partnerships	4,444,000	4,420,000
Noncash compensation	2,604,000	1,357,000
Interest accretion on notes payable	9,001,000	8,116,000
Extraordinary loss on early extinguishment of debt	—	13,389,000
Amortization of debt issuance costs	2,573,000	2,279,000
Loss on disposal of assets	—	(41,000)
Deferred income tax benefit	(70,316,000)	(73,064,000)
Increase in accounts receivable	(17,294,000)	(7,840,000)
Increase in inventories and prepaid expenses and other current assets	(13,018,000)	(11,379,000)
(Increase) decrease in deposits and other assets	1,591,000	(46,000)
Increase in accounts payable, accrued expenses and other liabilities	43,609,000	13,530,000
Increase in accrued interest payable	17,793,000	18,991,000

Total adjustments	33,075,000	32,351,000

Net cash used in operating activities	(75,099,000)	(98,401,000)

Cash flows from investing activities:
Additions to property and equipment	(28,042,000)	(52,951,000)
Investment in theme park partnerships	(1,221,000)	(1,692,000)
Acquisition of theme park assets	—	(111,416,000)
Purchase of restricted-use investments	(469,291,000)	(1,041,000)
Maturities of restricted-use investments	—	5,822,000
Proceeds from sale of assets	—	2,420,000

Net cash used in investing activities	(498,554,000)	(158,858,000)

Cash flows from financing activities:
Repayment of long-term debt	(4,884,000)	(480,636,000)
Proceeds from borrowings	613,291,000	504,427,000
Net cash proceeds from issuance of preferred stock	—	278,130,000
Net cash proceeds from issuance of common stock	154,000	282,000
Payment of cash dividends	(5,211,000)	(5,822,000)
Payment of debt issuance costs	(10,223,000)	(10,012,000)

Net cash provided by financing activities	593,127,000	286,369,000

Effect of exchange rate changes on cash and cash equivalents	(308,000)	(203,000)

Increase in cash and cash equivalents	19,166,000	28,907,000
Cash and cash equivalents at beginning of year	53,534,000	42,978,000

Cash and cash equivalents at end of period	$72,700,000	$71,885,000

Supplementary cash flow information:
Cash paid for interest	$32,001,000	$29,587,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General—Basis of Presentation

        We own and operate regional theme amusement and water parks. As of March 31, 2002, we own or operate 37 parks, including 28 domestic parks, one park in Mexico, one in Canada and seven parks in Europe. We are also managing the development and subsequent operation of a theme park in Europe which opened in April 2002. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

        In February 2001, we purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to our Six Flags Ohio theme park. In May 2001, we acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. See Note 3.

        The accompanying financial statements for the three months ended March 31, 2001 include the results of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001 and do not include the results of La Ronde. The accompanying consolidated financial statements for the three months ended March 31, 2002 include the results of these two parks for the entire period.

        Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes. Our annual report on Form 10-K for the year ended December 31, 2001 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

        Results of operations for the three-month period ended March 31, 2002 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

  Intangible Assets

        For periods through December 31, 2001, goodwill, which represents the excess of purchase price over fair value of net assets acquired, had been amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets had been amortized over the period to be benefited, generally up to 25 years. We had assessed the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life could be recovered through undiscounted future operating cash flows from the acquisition. The amount of goodwill impairment, if any, has been measured based on projected discounted future operating cash flows using a discount rate reflecting our average borrowing rate. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

        For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, for the quarter ended March 31, 2002 and thereafter goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead will be tested for impairment at least annually.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, we will perform an assessment of whether there is an indication that goodwill (including goodwill included in our investment in theme park partnerships) was impaired as of January 1, 2002. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of 2002. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statements of operations.

        As of the date of adoption of SFAS No. 142, our unamortized goodwill was $1,196,140,000. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting SFAS No. 142 on our consolidated financial statements at the date of these consolidated financial statements, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        The following table reconciles our reported net loss to our adjusted net loss and our reported basic and diluted loss per average share to our adjusted basic and diluted loss per average share for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Reported loss before extraordinary loss	$(108,174)	$(122,451)
Add back: Goodwill amortization, net of tax effect	—	14,036

Adjusted loss before extraordinary loss	(108,174)	(108,415)
Extraordinary loss on extinguishment of debt, net of tax	—	(8,301)

Adjusted net loss	$(108,174)	$(116,716)

Adjusted net loss applicable to common stock	$(113,667)	$(126,566)

Basic and diluted loss per average share:
Reported loss before extraordinary loss	$(1.23)	$(1.65)
Extraordinary loss	—	(0.11)
Goodwill amortization	—	0.18

Adjusted net loss	$(1.23)	$(1.58)

        Included in goodwill amortization above for the three months ended March 31, 2001 is approximately $13,844,000 of amortization included in the consolidated statement of operations and $1,406,000 of equity method goodwill amortization included in equity in operations of theme park partnerships, exclusive of tax effect.

        The following table reflects our intangible assets, exclusive of goodwill, all of which are subject to amortization (in thousands):

	As of March 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,610	1,027	4,610	906
Licenses	$15,246	1,483	15,150	1,328

	$19,856	2,510	19,760	2,234

        Amortization expense on our intangible assets subject to amortization will total approximately $1.0 million over each of the next five years.

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

        In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by us on January 1, 2002. The adoption of Statement 144 did not have an impact on our consolidated financial statements.

  Derivative Instruments

        In February 2000, we entered into three interest rate swap agreements that effectively convert our $600,000,000 term loan component of the Credit Facility (see Note 4(d)) into a fixed rate obligation. The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2003 to December 2003. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Our interest rate swap arrangements were designed to "lock-in" the LIBOR component at rates, prior to a February 2001 amendment, ranging from 6.615% to 6.780% and, subsequent to that date, 5.13% to 6.07% (with an average of 5.46%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

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

        As of January 1, 2001, two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS No. 133. From January 1, 2001 to February 23, 2001, we recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through March 31, 2002, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

        During the first quarter of 2002 and 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

SIX FLAGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We do not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in "Accumulated other comprehensive income (loss)" ("AOCL"). These amounts are reclassified to interest expense when the forecasted transaction takes place.

        From February 2001 through March 2002, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

        As of March 31, 2002, approximately $7,300,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 21 months.

  Loss Per Share

        The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2002 and 2001 does not include the effect of potential common shares issuable upon the exercise of employee stock options of 275,000 in 2002 and 891,000 in 2001 or the impact in either period of the potential conversion of our outstanding convertible preferred stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares ("PIERS"), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. On April 2, 2001, our Premium Income Equity Securities ("PIES") automatically converted into a total of 11,500,000 common shares. The PIES were not included in the determination of loss per share in the first quarter of 2001 as the effect was antidilutive.

2. Preferred Stock

        In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000. We used the net proceeds of the offering to fund our acquisition of the former Sea World of Ohio (see Note 3), to repay borrowings under the working capital revolving credit portion of our senior credit facility (see Note 4(d)) and for working capital. Each PIERS represents one one-hundredth of a share of our 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum).

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

        On April 2, 2001, the 5,750,000 shares of our PIES automatically converted into 11,500,000 shares of our common stock. In addition, on that date we issued to the holders of the PIES 278,912 shares of common stock, representing the final quarterly dividend payment on the PIES.

3. Acquisition of Theme Parks

        On May 2, 2001, we acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately U.S. $19,600,000 at the exchange rate on such date). We have agreed to invest in the park Can. $90,000,000 (approximately U.S. $58,700,000 at that exchange rate) over four seasons commencing in 2002. We lease the land on which the park is located on a long-term basis. Approximately U.S. $7,378,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

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

4. Long-Term Indebtedness

        (a)  On January 31, 1997, Six Flags Operations Inc., the predecessor to and currently a wholly-owned subsidiary of Holdings ("Six Flags Operations"), issued $125,000,000 of senior notes due January 2007 (the 1997 Notes). On March 2, 2001, we purchased 99.8% of the 1997 Notes pursuant to a tender offer. The balance of the notes were redeemed in full in January 2002. As a result of the early extinguishment of debt in 2001, we recognized an extraordinary loss of $8,301,000, net of tax benefit of $5,088,000. The loss on early extinguishment of the remaining notes in 2002 was not material.

        (b)  On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($371,880,000 and $363,026,000 carrying value as of March 31, 2002 and December 31, 2001, respectively) of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the "1998 Senior Notes"). The 1998 Senior Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the net proceeds of an offering by Holdings in February 2002 of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the "2002 Senior Notes"). See Note 4(g). An extraordinary loss of $11,809,000, net of a tax benefit of $7,238,000, will be recognized in the second quarter of 2002 from this early extinguishment.

        The Senior Discount Notes are senior unsecured obligations of Holdings and are not guaranteed by Holdings' subsidiaries. The notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of Holdings and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The Senior Discount Notes are redeemable, at our option, in whole or in part, at any time on or after April 1, 2003, at varying redemption prices beginning at 105% and reducing annually until maturity.

        The indenture under which the Senior Discount Notes were issued limits the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

        (c)  On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Six Flags Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the proceeds of the offering of the 2002 Senior Notes. See Note 4(g). An extraordinary loss of $6,726,000, net of tax benefit of $4,123,000, will be recognized in the second quarter of 2002 for this early extinguishment.

        (d)  On November 5, 1999, Six Flags Theme Parks Inc., our indirect wholly-owned subsidiary ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year working capital revolving credit facility ($150,000,000 of which was outstanding at March 31, 2002), a $285,000,000 five-and-one-half-year multicurrency reducing revolver facility (none of which was outstanding at March 31, 2002) and a $600,000,000 six-year term loan ($597,000,000 of which was outstanding at March 31, 2002). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. We have entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from March 2003 to December 2003. At March 31, 2002, the weighted average interest rates for borrowings under the working capital revolver and term loan were 3.89% and 8.46%, respectively.

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

        The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Discount Notes, 1999 Senior Notes, 2001 Senior Notes and the 2002 Senior Notes (collectively, the "SFI Senior Notes"), cash dividend payments on the PIERS and obligations to the limited partners in Six Flags Over Texas and Six Flags Over Georgia (the "Partnership Parks") and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

        (e)  On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes due 2007 (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 1999 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at

Holdings' option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the Senior Discount Notes.

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

        (f)    On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 1/2% Senior Notes due 2009 (the 2001 Senior Notes). The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2001 Senior Notes require annual interest payments of approximately $35,625,000 (9 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009. The 2001 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity. The indenture under which the 2001 Senior Notes were issued contains covenants substantially similar to those relating to the other SFI Senior Notes. The net proceeds of the 2001 Senior Notes were used to fund the 2001 tender offer relating to the 1997 Notes (see Note 4(a)) and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 4(d)).

        (g)  On February 11, 2002, Holdings issued $480,000,000 principal amount of the 2002 Senior Notes. The 2002 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other SFI Senior Notes. The 2002 Senior Notes require annual interest payments of approximately $42,600,000 million (8 7/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2002 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The indenture under which the 2002 Senior Notes were issued contains covenants substantially similar to those relating to the other SFI Senior Notes. The net proceeds of the 2002 Senior Notes were used to fund the redemption of the 1998 Senior Notes (see Note 4(b)) and the SFO Notes (see Note 4(c)).

5. Commitments and Contingencies

        On April 1, 1998 we acquired all of the capital stock of SFEC for $976,000,000, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own the two Partnership Parks, Six Flags Over Texas and Six Flags Over Georgia. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $51,000,000 (as of 2002 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the "Partnership Agreements") that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park. Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

        As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On March 31, 2002, we owned approximately 25% and 36%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The units tendered in 2002 entail an aggregate purchase price for both parks of $935,000. The maximum unit purchase obligations for 2003 at both parks will aggregate approximately $159,100,000. We can utilize the $75.4 million of restricted use investment securities included in other assets in the accompanying consolidated balance sheets to fund any required unit purchases.

        In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and, in October 2001, the order of the Georgia Court of Appeals affirming the punitive damages judgment was vacated by the United States Supreme Court. In 2002, the Georgia Court of Appeals reinstated the punitive damages judgment. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al v. Time Warner Entertainment Company, LP et al based on certain disputed partnership affairs prior to our acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify us from any and all liabilities arising out of this litigation.

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

6.    Investment in Theme Park Partnerships

        The following reflects the summarized results of the four parks managed by us during the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Revenue	$10,671	$12,203
Expenses:
Operating expenses	20,080	19,006
Selling, general and administrative	8,773	9,802
Costs of products sold	771	765
Depreciation and amortization	8,041	8,875
Interest expense, net	3,711	4,172
Other expense	—	(22)

Total	41,376	42,598

Net loss	$(30,705)	$(30,394)

        Our share of loss from operations of the four theme parks for the three months ended March 31, 2002 was $10,474,000 prior to depreciation and amortization charges of $4,097,000 and third-party interest and other non-operating expenses of $605,000. Our share of loss from operations of the four theme parks for the three months ended March 31, 2001 was $8,838,000 prior to depreciation and amortization charges of $5,199,000 and third-party interest and other non-operating expenses of $339,000 (See Note 1 for the amount of equity method goodwill recognized in the consolidated statement of operations for the three months ended March 31, 2001). The following information reflects the reconciliation between the results of the four theme parks and the Company's share of the results:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Theme park partnership net loss	$(30,705)	$(30,394)
Third party share of net loss	15,570	16,873
Depreciation of ride and equipment component of our investment in theme park partnerships in excess of share of net assets	(41)	(855)

Loss in operations of theme park partnerships	$(15,176)	$(14,376)

        There is a substantial difference between the carrying value of our investment in the theme parks and the net book value of the theme parks. Prior to January 1, 2002 and the adoption of Statement 142 (see Note 1), the difference was being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by us at Six Flags Marine World. The following information reconciles our share of the net assets of the theme park partnerships and our investment in the partnership.

	March 31, 2002	December 31, 2001
	(In thousands)
Our share of net assets of theme park partnerships	$95,283	$107,322
Our investment in theme park partnerships in excess of share of net assets	182,484	188,844
Advances made to theme park partnerships	92,107	92,107

Investments in theme park partnerships	$369,874	$388,273

7.    Business Segments

        We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, we have only one reportable segment—operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Theme park revenue	$59,922	$47,372
Theme park cash expenses	134,992	126,334

Aggregate park EBITDA	(75,070)	(78,962)
Third-party share of EBITDA from parks accounted for under the equity method	7,924	7,625
Depreciation and amortization of investment in theme park partnerships	(4,097)	(5,199)
Unallocated net expenses, including corporate and other expenses	(9,394)	(9,614)
Depreciation and amortization	(36,912)	(48,263)
Interest expense	(61,368)	(58,973)
Interest income	1,403	2,959

Loss before income taxes	$(177,514)	$(190,427)

Theme park revenue	$59,922	$47,372
Theme park revenue from parks accounted For under the equity method	(10,671)	(12,203)

Consolidated total revenue	$49,251	$35,169

        Seven of our parks are located in Europe, one is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories for the first quarter of 2002 and 2001. The information for the first quarter of 2001 does not include assets and revenue for the Canadian park, since it was acquired subsequent to March 31, 2001. See Note 3. Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

	(In thousands)
2002:
	Domestic	International	Total
Long-lived assets	$3,379,782	$525,266	$3,905,048
Revenue	35,628	13,623	49,251
	(In thousands)
2001:
	Domestic	International	Total
Long-lived assets	$3,439,573	$481,769	$3,921,342
Revenue	27,285	7,884	35,169

        Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

8.    Recently Issued Accounting Pronouncements

        On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt would be reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement will be effective for fiscal years beginning after May 15, 2002 (January 1, 2003 in our case). Upon adoption, we must reclassify the extraordinary losses incurred in prior periods (including 1999 and 2001) as pretax items. The result of the adoption of this statement will not modify or adjust net loss for any period and does not impact our compliance with various debt covenants.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  General

        Results of operations for the three-month period ended March 31, 2002 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

        The results of operations for the three months ended March 31, 2001 include the results of Enchanted Village for the entire quarter and of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001 and do not include the results of La Ronde, which was acquired in May 2001. The accompanying results of operations for the three months ended March 31, 2002 include the results of these three parks for the entire period.

  Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") discussed our most critical accounting policies. Set forth below is an updated discussion of one of such policies "Valuation of long-lived and intangible assets and goodwill." There have been no material developments with respect to the other critical accounting policies discussed in the 2001 Form 10-K since December 31, 2001.

  Valuation of long-lived and intangible assets and goodwill

        Through December 31, 2001, we had assessed the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicated that the carrying value would not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization relative to net book value.

        When we determined that the carrying value of long-lived assets and related goodwill may not have been recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets amounted to $3,905.0 million including goodwill and intangible assets of $1,212.9 million as of March 31, 2002. Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, as of January 1, 2002, we ceased to amortize approximately $1.2 billion of goodwill. We had recorded approximately $15.3 million of goodwill amortization on these amounts during the first quarter of 2001 and would have recorded a comparable amount of amortization during the first quarter of 2002. Had SFAS No. 142 been in effect during the first quarter of 2001, the net loss for the period would have decreased to $116.7 million (or $1.58 per share). In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first six months of 2002. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our consolidated financial statements at the date of this quarterly report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. We will determine the fair value of our units base upon a number of factors principally, expected future cash flows and the fair value of property and equipment in a manner substantially similar to the method that we use when evaluating acquisition targets.

  Three months ended March 31, 2002 vs. Three Months ended March 31, 2001

        Revenue in the first quarter of 2002 totaled $49.3 million compared to $35.2 million for the first quarter of 2001, representing a 40.0% increase. The increase in the 2002 period primarily reflects an increase in the number of operating days in that quarter compared to the 2001 period, largely as a result of the Easter holiday occurring in the first quarter of 2002, as well as increased attendance per operating day and improved per capita spending.

        Operating expenses for the first quarter of 2002 increased $6.3 million compared to expenses for the first quarter of 2001. The increase resulted primarily from the inclusion in the entire 2002 period of the former Sea World of Ohio, which was acquired in February 2001, and La Ronde, the Canadian park acquired after the end of the first quarter of 2001. During 2001, the former Sea World facility was combined with our adjacent Six Flags park. Excluding the increase in expenses at the combined Ohio facility and excluding La Ronde, operating expenses in the 2002 period increased $4.3 million as compared to the prior-year period, largely as a result of the increase in the 2002 quarter in the number of operating days.

        Selling, general and administrative expenses for the first quarter of 2002 increased $2.4 million compared to comparable expenses for the first quarter of 2001. Excluding the increase in expenses at the combined Ohio facility and excluding La Ronde, selling, general and administrative expenses in 2002 increased $1.9 million as compared to the prior-year period. Noncash compensation expense was $1.2 million greater than the prior-year period, reflecting the increased amortization associated with prior year restricted stock awards and director stock options.

        Costs of products sold in the 2002 period increased $1.3 million compared to costs for the first quarter of 2001, reflecting the increase in theme park food, merchandise and other revenue in the 2002 period.

        Depreciation and amortization expense for the first quarter of 2002 decreased $11.4 million compared to the first quarter of 2001. The decrease compared to the 2001 level was attributable to the elimination of amortization of goodwill in the 2002 quarter (see Note 1), offset in part by a $2.5 million increase in depreciation expense in the first quarter of 2002. Interest expense, net increased $4.0 million compared to the first quarter of 2001. The increase compared to interest expense, net for the 2001 quarter resulted from the short-term effects of our February 2002 refinancing of

$450.0 million of public debt with the proceeds of our issuance of $480.0 million principal amount of 8 7/8% Senior Notes due 2010. Because the related redemption of the refinanced notes was not effected until April 1, 2002, interest expense on these notes continued to accrue through the end of the first quarter of 2002.

        Other expense decreased $2.8 million in the 2002 quarter due to the inclusion of $3.2 million of expense in the 2001 quarter related to the change in fair value of two of our interest rate swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

        Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first quarter of 2002, the loss from equity in operations of theme park partnerships increased $0.8 million compared to the first quarter of 2001.

        Income tax benefit was $69.3 million for the first quarter of 2002 compared to a $68.0 million benefit for the first quarter of 2001. The effective tax rate for the first quarter of 2002 and 2001 was 39.1% and 35.7%, respectively. Prior to the adoption of Statement 142 as of January 1, 2002, our quarterly effective tax rate varied from period-to-period primarily as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

        At March 31, 2002, our total debt (exclusive of debt that was redeemed on April 1, 2002) aggregated $2,414.5 million, of which approximately $158.5 million was scheduled to mature prior to March 31, 2002. Substantially all of the current portion of long-term debt represents borrowings under the working capital revolving credit component of our Credit Facility. Based on interest rates at March 31, 2002 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2002 on total debt at March 31, 2002 will aggregate approximately $170.6 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.

        Our debt at March 31, 2002 included $1,652.4 million of fixed-rate senior notes (excluding the notes redeemed on April 1, 2002), with staggered maturities ranging from 2007 to 2010, $747.0 million under our credit facility and $15.1 million of other indebtedness. Our credit facility includes a $600.0 million term loan ($597.0 million outstanding at March 31, 2002); a $285.0 million multicurrency reducing revolver facility (none outstanding at that date) and a $300.0 million working capital revolver ($150.0 million outstanding at that date). The working capital revolving credit facility must be repaid in full for 30 consecutive days during each year and this facility terminates on November 4, 2004. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004 and this facility terminates on May 4, 2005. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

        Excluding restricted cash used on April 1, 2002 to redeem $450.0 million of debt, at March 31, 2002, we had approximately $72.7 million of unrestricted cash, $75.5 million of restricted cash (available to fund obligations relating to the Partnership Parks described below) and $435.0 million available under our credit facility.

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

        During the three months ended March 31, 2002, net cash used in operating activities was $75.1 million. Net cash used in investing activities in the first three months of 2002 totaled $498.6 million, consisting primarily of our investment of the $469.0 million net proceeds of the February 2002 debt issuance pending utilization on April 1, 2002 to redeem $450.0 million of existing public debt. Net cash provided by financing activities in the first three months of 2002 was $593.1 million, representing proceeds of the 2002 debt offering and the borrowings under the Credit Facility.

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

        We plan to make approximately $19.8 million of capital expenditures at these parks for the 2002 season, an amount in excess of the minimum required expenditure. We will be required to purchase $935,000 of units at both parks pursuant to the 2002 offer to purchase. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2003 will be an aggregate of approximately $159.1 million, representing approximately 30.0% of the outstanding units of the Georgia park and 22.7% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $30.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        Cash flows from operations at the partnership parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $69.5 million of aggregate EBITDA during 2001. In addition, we had $75.4 million in a dedicated escrow account at March 31, 2002 (classified as a restricted-use investment) available to fund these obligations and the obligation to purchase units. At March 31, 2002, we had total loans outstanding of $92.1 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme park partnerships. The balance of these loans at December 31, 2001 was $92.1 million.

        By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At March 31, 2002, these partnerships had outstanding $50.8 million of third-party indebtedness (including $15.6 million of borrowings under working capital revolving facilities at that date), of which $25.3 million (including the working capital facilities' borrowings) matures prior to March 31, 2003. We expect that cash flow from operations at each of the partnership parks will be adequate to satisfy its debt obligations.

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

        In addition to the debt, preferred stock and lease obligations set forth above and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2001, license fees for our international parks aggregated $1.8 million. At March 31, 2002, we have prepaid approximately $7.8 million of the international license fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2001 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk. As of March 31, 2002, there have been no material changes in our market risk exposure from that disclosed in the 2001 Form 10-K.

PART II—OTHER INFORMATION

Items 1 - 5

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits
None.
(b)	Reports on Form 8-K
Current Report on 8-K, dated January 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)
Kieran E. Burke Chairman and Chief Executive Officer
James F. Dannhauser Chief Financial Officer

Date: May 15, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Items 1 - 5
  Item 6—Exhibits and Reports on Form 8-K