Form 10-Q
period 2002-06-30
SIX FLAGS INC
filed 2002-08-14
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-9789

SIX FLAGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        At August 5, 2002, Six Flags, Inc. had outstanding 92,464,959 shares of Common Stock, par value $.025 per share.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        Some of the statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks include the following:

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

        We caution the reader that these risks may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,575,000	53,534,000
Accounts receivable	100,356,000	35,470,000
Inventories	48,685,000	26,275,000
Prepaid expenses and other current assets	39,979,000	40,455,000

Total current assets	276,595,000	155,734,000
Other assets:
Debt issuance costs	42,461,000	45,490,000
Restricted-use investment securities	74,469,000	75,169,000
Deposits and other assets	28,778,000	32,110,000

Total other assets	145,708,000	152,769,000
Property and equipment, at cost	2,922,650,000	2,801,356,000
Less accumulated depreciation	546,078,000	465,656,000

	2,376,572,000	2,335,700,000
Investment in theme park partnerships	389,304,000	388,273,000
Intangible assets, net of accumulated amortization	1,220,161,000	1,213,666,000

Total assets	$4,408,340,000	4,246,142,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,489,000	33,056,000
Accrued interest payable	37,744,000	30,674,000
Deferred revenue	60,470,000	15,237,000
Other accrued liabilities	70,395,000	51,195,000
Current portion of long-term debt	158,723,000	24,627,000

Total current liabilities	416,821,000	154,789,000
Long-term debt	2,272,863,000	2,222,442,000
Other long-term liabilities	32,473,000	33,496,000
Deferred income taxes	37,995,000	109,926,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	279,430,000	278,867,000
Stockholders' equity:
Preferred stock	—	—
Common stock	2,311,000	2,310,000
Capital in excess of par value	1,745,861,000	1,744,134,000
Accumulated deficit	(336,129,000)	(211,006,000)
Deferred compensation	(3,476,000)	(6,950,000)
Accumulated other comprehensive income (loss)	(39,809,000)	(81,866,000)

Total stockholders' equity	1,368,758,000	1,446,622,000

Total liabilities and stockholders' equity	$4,408,340,000	4,246,142,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Revenue:
Theme park admissions	$193,473,000	195,246,000
Theme park food, merchandise and other	154,339,000	161,212,000

Total revenue	347,812,000	356,458,000
Operating costs and expenses:
Operating expenses	131,154,000	130,441,000
Selling, general and administrative	76,700,000	75,999,000
Noncash compensation (primarily selling, general and administrative)	2,445,000	2,419,000
Costs of products sold	30,385,000	31,519,000
Depreciation	36,996,000	35,106,000
Amortization	287,000	14,573,000

Total operating costs and expenses	277,967,000	290,057,000

Income from operations	69,845,000	66,401,000

Other income (expense):
Interest expense	(56,995,000)	(57,836,000)
Interest income	516,000	1,220,000
Equity in operations of theme park partnerships	9,944,000	14,299,000
Other income (expense)	(951,000)	984,000

Total other income (expense)	(47,486,000)	(41,333,000)

Income before income taxes	22,359,000	25,068,000
Income tax expense	9,786,000	11,420,000

Income before extraordinary loss	12,573,000	13,648,000
Extraordinary loss on extinguishment of debt, net of income tax benefit of $11,360,000 in 2002 and $139,000 in 2001	(18,535,000)	(228,000)

Net income (loss)	$(5,962,000)	13,420,000

Net income (loss) applicable to common stock	$(11,454,000)	7,749,000

Weighted average number of common shares outstanding—basic	92,455,000	91,919,000

Weighted average number of common shares outstanding—diluted	92,865,000	92,934,000

Net income (loss) per average common share outstanding—basic and diluted:
Income before extraordinary loss	$0.08	0.09
Extraordinary loss	(0.20)	(0.01)

Net income (loss)	$(0.12)	0.08

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Revenue:
Theme park admissions	$214,995,000	209,665,000
Theme park food, merchandise and other	182,068,000	181,962,000

Total revenue	397,063,000	391,627,000

Operating costs and expenses:
Operating expenses	201,966,000	194,959,000
Selling, general and administrative	114,061,000	110,921,000
Noncash compensation (primarily selling, general and administrative)	5,049,000	3,776,000
Costs of products sold	34,656,000	34,506,000
Depreciation	73,632,000	69,272,000
Amortization	563,000	28,670,000

Total operating costs and expenses	429,927,000	442,104,000

Loss from operations	(32,864,000)	(50,477,000)

Other income (expense):
Interest expense	(118,363,000)	(116,809,000)
Interest income	1,919,000	4,179,000
Equity in operations of theme park partnerships	(5,232,000)	(77,000)
Other expense	(615,000)	(2,175,000)

Total other income (expense)	(122,291,000)	(114,882,000)

Loss before income taxes	(155,155,000)	(165,359,000)
Income tax benefit	59,554,000	56,556,000

Loss before extraordinary loss	(95,601,000)	(108,803,000)
Extraordinary loss on extinguishment of debt, net of income tax benefit of $11,360,000 in 2002 and $5,227,000 in 2001	(18,535,000)	(8,529,000)

Net loss	$(114,136,000)	(117,332,000)

Net loss applicable to common stock	$(125,121,000)	(132,853,000)

Weighted average number of common shares
outstanding—basic and diluted:	92,445,000	86,033,000

Net income (loss) per average common share
outstanding—basic and diluted:
Loss before extraordinary loss	$(1.15)	(1.45)
Extraordinary loss	(0.20)	(0.09)

Net loss	$(1.35)	(1.54)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(5,962,000)	$13,420,000	$(114,136,000)	$(117,332,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	46,608,000	(9,059,000)	41,124,000	(31,340,000)
Cumulative effect of change in accounting principle	—	—	—	(3,098,000)
Net change in fair value of derivative instruments	(6,242,000)	(1,564,000)	(5,705,000)	(5,939,000)
Reclassifications of amounts taken to operations	3,366,000	622,000	6,638,000	1,399,000

Comprehensive income (loss)	$37,770,000	$3,419,000	$(72,079,000)	$(156,310,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Cash flow from operating activities:
Net loss	$(114,136,000)	$(117,332,000)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities (net of effects of acquisitions):
Depreciation and amortization	74,195,000	97,942,000
Equity in operations of theme park partnerships	5,232,000	77,000
Cash received from theme park partnerships	4,444,000	4,413,000
Noncash compensation	5,049,000	3,776,000
Interest accretion on notes payable	18,462,000	16,659,000
Extraordinary loss on early extinguishment of debt	29,895,000	13,756,000
Amortization of debt issuance costs	4,681,000	4,637,000
Loss on disposal of fixed assets	892,000	127,000
Increase in accounts receivable	(64,398,000)	(44,679,000)
Increase in inventories and prepaid expenses	(21,934,000)	(15,670,000)
Decrease in deposits and other assets	3,332,000	922,000
Increase in accounts payable, accrued expenses and other liabilities	118,890,000	95,300,000
Increase in accrued interest payable	7,070,000	7,014,000
Deferred income tax benefit	(72,465,000)	(63,348,000)

Total adjustments	113,345,000	120,926,000

Net cash provided by (used in) operating activities	(791,000)	3,594,000

Cash flow from investing activities:
Additions to property and equipment	(83,586,000)	(107,429,000)
Investment in theme park partnerships	(10,707,000)	(5,199,000)
Acquisition of theme park assets	—	(131,864,000)
Purchase of restricted-use investments	(469,291,000)	(1,041,000)
Maturities of restricted-use investments	469,991,000	19,498,000
Proceeds from sale of assets	1,984,000	2,420,000

Net cash used in investing activities	(91,609,000)	(223,615,000)

Cash flow from financing activities:
Repayment of long-term debt	(512,730,000)	(561,416,000)
Proceeds from borrowings	658,291,000	559,427,000
Net cash proceeds from issuance of preferred stock	—	277,934,000
Net cash proceeds from issuance of common stock	154,000	1,234,000
Payment of cash dividends	(10,422,000)	(12,423,000)
Payment of debt issuance costs	(11,053,000)	(10,760,000)

Net cash provided by financing activities	124,240,000	253,996,000

Effect of exchange rate changes on cash	2,201,000	(131,000)

Increase in cash and cash equivalents	34,041,000	33,844,000
Cash and cash equivalents at beginning of year	53,534,000	42,978,000

Cash and cash equivalents at end of period	$87,575,000	$76,822,000

Supplemental cashflow information:
Cash paid for interest	$88,150,000	$88,499,000
Cash paid for income taxes	$1,017,000	$2,189,000
Assets acquired through capital leases	$—	$13,869,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General—Basis of Presentation

        We own and operate regional theme amusement and water parks. As of June 30, 2002, we own or operate 38 parks, including 28 domestic parks, one park in Mexico, one park in Canada and eight parks in Europe. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

        In February 2001, we purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to our Six Flags Ohio theme park. In May 2001, we acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. See Note 3.

        The accompanying consolidated financial statements for the six months ended June 30, 2001 include the results of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and the accompanying financial statements for the three and six months ended June 30, 2001 include the results of La Ronde only subsequent to its acquisition date, May 2, 2001. The accompanying consolidated financial statements for the three and six months ended June 30, 2002 include the results of these two parks for the entire period. Results for the 2002 periods also include management fees relating to Warner Bros. Movie World Madrid, which opened in April 2002 (previously we had been paid development fees to manage the construction of this park) and Jazzland, a park outside New Orleans which we commenced managing on an interim basis in May 2002. Management fees earned by us in the 2002 periods for those facilities were less than $0.7 million.

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

        Results of operations for the three and six month periods ended June 30, 2002 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

  Intangible Assets

        For periods through December 31, 2001, goodwill, which represents the excess of purchase price over fair value of net assets acquired, had been amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets had been amortized over the period to be benefited, generally up to 25 years. We had assessed the recoverability of intangible assets by determining whether the intangible asset balance over its remaining life could be recovered through undiscounted future operating cash flows from the acquisition. The amount of goodwill impairment, if any, has been measured based on projected discounted future operating cash flows using a discount rate reflecting our average borrowing rate. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

        For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, for the three and six months ended June 30, 2002 and thereafter goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead will be tested for impairment at least annually. As of the date of adoption of SFAS No. 142, our unamortized goodwill was $1,190,212,000.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, we have performed an assessment of whether there is an indication that goodwill (including goodwill included in our investment in theme park partnerships) was impaired as of January 1, 2002. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Prior to June 30, 2002 we determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. We have completed step one and have identified that the goodwill associated with our European parks has an indication that it may be impaired. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statements of operations and will be retroactively recorded in the first quarter of 2002, which will be restated for this adjustment. The loss could range up to $65 million.

        The following table reconciles our reported net income (loss) to our adjusted net income (loss) and our reported basic and diluted income (loss) per average share to our adjusted basic and diluted income (loss) per average share for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Reported income (loss) before extraordinary loss	$12,573	$13,648	$(95,601)	$(108,803)
Add back: Goodwill amortization, net of tax effect	—	14,789	—	28,825

Adjusted income (loss) before extraordinary loss	12,573	28,437	(95,601)	(79,978)
Extraordinary loss on extinguishment of debt, net of tax	(18,535)	(228)	(18,535)	(8,529)

Adjusted net income (loss)	$(5,962)	$28,209	$(114,136)	$(88,507)

Adjusted net income (loss) applicable to common stock	$(11,454)	$22,538	$(125,121)	$(104,028)

Basic and diluted income (loss) per average share:
Reported income (loss) before extraordinary loss	$0.08	$0.09	$(1.15)	$(1.45)
Goodwill amortization	—	0.16	—	0.34

Adjusted income (loss) before extraordinary loss	0.08	0.25	(1.15)	(1.11)
Extraordinary loss, net of tax	(0.20)	(0.01)	(0.20)	(0.09)

Adjusted net income (loss) after extraordinary loss	$(0.12)	$0.24	$(1.35)	$(1.20)

        Included in goodwill amortization above for the three and six months ended June 30, 2001 is approximately $14,291,000 and $28,135,000 of amortization included in the consolidated statements of operations, respectively, and $1,808,000 and $3,214,000, respectively of equity method goodwill amortization included in equity in operations of theme park partnerships, exclusive of tax effect.

        The following table reflects our intangible assets, exclusive of goodwill, all of which are subject to amortization (in thousands):

	As of June 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,610	1,287	4,610	1,035
Licenses	$21,746	2,178	21,746	1,867

	$26,356	3,465	26,356	2,902

        Amortization expense on our intangible assets subject to amortization will average approximately $1.1 million over each of the next five years.

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

        In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and we adopted the statement on January 1, 2002. The adoption of Statement 144 did not have an impact on our consolidated financial statements.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. We adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, we recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which was amortized into operations over the original term of the interest rate swap agreements.

        As of January 1, 2001, two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS No. 133. From January 1, 2001 to February 23, 2001, we recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through June 30, 2002, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

        During the first six months of 2002 and 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

        From February 2001 through June 2002, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. However, as a result of quarterly principal payments under the hedged term loan, cumulative ineffectiveness of less than $100,000 related to the cash-flow hedges has been recorded in the consolidated statements of operations.

        As of June 30, 2002, approximately $11,400,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 18 months.

  Income (Loss) Per Share

        The weighted average number of shares of Common Stock used in the calculations of diluted loss per share does not include, for the six month periods ended June 30, 2002 and 2001, respectively, the effect of potential common shares issuable upon the exercise of employee stock options of 368,000 and 947,000 and, for three and six month periods ended June 30, 2001 and 2002, respectively, the impact of the potential conversion of our outstanding convertible preferred stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares ("PIERS"), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. On April 2, 2001, our Premium Income Equity Securities ("PIES") automatically converted into a total of 11,500,000 common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding—basic	92,455,000	91,919,000	92,445,000	86,033,000
Effect of potential common shares issuable upon the exercise of employee stock options	410,000	1,015,000	—	—

Weighted average number of common shares outstanding—diluted	92,865,000	92,934,000	92,445,000	86,033,000

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

        On February 9, 2001, we acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to our Six Flags Ohio theme park, for a cash purchase price of $110,000,000. We funded the acquisition from a portion of the proceeds of the PIERS offering. See Note 2. Approximately $57,834,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

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

          (b)  On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($381,177,000 and $363,026,000 carrying value as of June 30, 2002 and December 31, 2001, respectively) of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the "1998 Senior Notes"). The 1998 Senior Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the net proceeds of an offering by Holdings in February 2002 of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the "2002 Senior Notes"). See Note 4(g). An extraordinary loss of $11,809,000, net of a tax benefit of $7,237,000, was recognized in the second quarter of 2002 from this early extinguishment.

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

(c) On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Six Flags Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the proceeds of the offering of the 2002 Senior Notes. See Note 4(g). An extraordinary loss of $6,726,000, net of tax benefit of $4,123,000, was recognized in the second quarter of 2002 for this early extinguishment.

        (d) On November 5, 1999, Six Flags Theme Parks Inc., our indirect wholly-owned subsidiary ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. Prior to its amendment referred to in the following paragraph, the Credit Facility included a $300,000,000 working capital revolving credit facility ($155,000,000 of which was outstanding at June 30, 2002), a $277,500,000 multicurrency reducing revolver facility (none of which was outstanding at June 30, 2002) and a $600,000,000 term loan ($595,500,000 of which was outstanding at June 30, 2002). Borrowings under the working capital revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. We have entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from March 2003 to December 2003. At June 30, 2002, the weighted average interest rates for borrowings under the working capital revolver and term loan were 3.84% and 8.44%, respectively.

        On July 8, 2002, the Credit Facility was amended and restated. Under the amendment, the term loan was maintained at $600,000,000 but its maturity was extended to June 30, 2009; the multicurrency reducing revolver was reduced to $100,000,000 and its maturity was extended to June 30, 2008; and the working capital revolver was maintained at $300,000,000 but its maturity was extended to June 30, 2008. Under the amendment, the maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if prior to such dates we are unable to repay or refinance certain public indebtedness or to force the conversion or redemption of the PIERS. The amendment also lowered the spread over the base rate and LIBOR used to determine interest payable on the term loan. Had the amendment been in effect on June 30, 2002, the term loan would have borne interest at 7.69% per annum on that date.

        The multicurrency facility permits optional prepayments and reborrowings. Under the amended Credit Facility, the committed amount reduces quarterly by 2.5% commencing on December 31, 2004, by 5.0% commencing on March 31, 2006, by 7.5% commencing on March 31, 2007 and by 18.75% commencing on March 31, 2008. Mandatory repayments are required if amounts outstanding exceed the reduced commitment amount. Under the amended Credit Facility, the term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. A commitment fee of .50% (.375% if certain financial tests are met) of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations' capital stock.

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

        The net proceeds of the 1999 Senior Notes were used to fund the purchase in a tender offer of $87,500,000 of previously outstanding SFO senior notes and the entire $285,000,000 principal amount of SFTP senior subordinated notes. The remaining $2,500,000 balance of the SFO senior notes was redeemed in August 1999.

        (f) On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 1/2% Senior Notes due 2009 (the "2001 Senior Notes"). The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2001 Senior Notes require annual interest payments of approximately $35,625,000 (9 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009. The 2001 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity. The indenture under which the 2001 Senior Notes were issued contains covenants substantially similar to those relating to the other SFI Senior Notes. The net proceeds of the 2001 Senior Notes were used to fund the 2001 tender offer relating to the 1997 Notes (see Note 4(a)) and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 4(d)).

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

        As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On June 30, 2002, we owned approximately 25% and 36%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The units tendered in 2002 entail an aggregate purchase price for both parks of $935,000. The maximum unit purchase obligations for 2003 at both parks will aggregate approximately $159,100,000.

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

        We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, Amendarez v. Six Flags Theme Parks, Inc., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our park in Valencia, California discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. They seek compensatory and punitive damages in unspecified amounts, and injunctive and other relief. The named plaintiffs purport to represent seven "subclasses" of visitors to the Valencia park. We have objected to the class allegations, arguing that the lawsuit cannot appropriately be maintained as a class action, and intend to vigorously defend this case. The case is in an early stage and consequently we cannot predict the outcome, however, we do not believe it will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

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

6. Investment in Theme Park Partnerships

        The following reflects the summarized results of the four parks that we own a participating interest in during the three and six months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
			(In thousands)
Revenue	$82,341	$93,145	$93,012	105,349
Expenses:
Operating expenses	24,241	25,385	44,321	44,392
Selling, general and administrative	12,559	13,996	21,332	23,798
Costs of products sold	6,034	6,293	6,805	7,058
Depreciation and amortization	4,683	4,937	9,773	11,323
Interest expense, net	3,331	3,408	7,042	7,580
Other expense	(25)	—	(25)	(24)

Total	50,823	54,019	89,248	94,127

Net income	$31,578	$39,126	$3,764	11,222

        Our share of income from operations of the four theme parks for the three and six months ended June 30, 2002 was $14,405,000 and $3,931,000, respectively, prior to depreciation and amortization charges of $3,694,000 and $7,791,000, respectively, and third-party interest and other non-operating expenses of $767,000 and $1,372,000, respectively. Our share of income from operations of the four theme parks for the three and six months ended June 30, 2001 was $19,834,000 and $10,996,000, respectively, prior to depreciation and amortization charges of $5,197,000 and $10,396,000, respectively, and third-party interest and other non-operating expenses of $338,000 and $677,000, respectively. (See Note 1 for the amount of equity method goodwill recognized in the consolidated statement of operations for the three and six months ended June 30, 2001). The following information reflects the reconciliation between the results of the four theme parks and our share of the results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In thousands)
Theme park partnership net income	$31,518	$39,126	$3,764	$11,222
Third party share of net income	(20,093)	(21,647)	(5,626)	(5,160)
Depreciation of ride and equipment component of our investment in theme park partnerships in excess of share of net assets	(1,481)	(3,180)	(3,370)	(6,139)

Equity in operations of theme park partnerships	$9,944	$14,299	$(5,232)	$(77)

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

	June 30, 2002	December 31, 2001
	(In thousands)
Our share of net assets of theme park partnerships	$101,337	$107,322
Our investment in theme park partnerships in excess of share of net assets	189,159	188,210
Investment in theme parks, cost method	6,701	634
Advances made to theme park partnerships	92,107	92,107

Investments in theme park partnerships	$389,304	$388,273

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In thousands)
Theme park revenue	$430,153	$449,603	$490,075	$496,976
Theme park cash expenses	269,468	279,167	404,677	405,501

Aggregate park EBITDA	160,468	170,436	85,398	91,475
Third-party share of EBITDA from parks accounted for under the equity method	(24,926)	(28,544)	(17,002)	(20,919)
Depreciation and amortization of investment in theme park partnerships	(3,694)	(5,197)	(7,791)	(10,396)
Unallocated net expenses, including corporate and other expenses	(15,727)	(5,332)	(25,121)	(14,947)
Depreciation and amortization	(37,283)	(49,679)	(74,195)	(97,942)
Interest expense	(56,995)	(57,836)	(118,363)	(116,809)
Interest income	516	1,220	1,919	4,179

Income (loss) before income taxes	$22,359	$25,068	$(155,155)	$165,359

Theme park revenue	$430,153	$449,603	$490,075	$496,976
Theme park revenue from parks accounted for under the equity method	(82,341)	(93,145)	(93,012)	(105,349)

Consolidated total revenue	$347,812	$356,458	$397,063	$391,627

        Eight of our parks (one of which we manage but do not own) are located in Europe, one is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories for the second quarter of 2002 and 2001.

	Domestic	International	Total
	(In thousands)
2002:
Long-lived assets	$3,399,787	$586,250	$3,986,037
Revenue	328,320	68,743	397,063
	Domestic	International	Total
	(In thousands)
2001:
Long-lived assets	$3,469,297	$502,391	$3,971,688
Revenue	332,736	58,891	391,627

        Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

8. Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt would be reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement will be effective for fiscal years beginning after May 15, 2002 (January 1, 2003 in our case). Upon adoption, we must reclassify the extraordinary losses incurred in prior periods (including 1999 and 2001) and the loss incurred in the six months ended June 30, 2002 as pretax items. The result of the adoption of this statement will not modify or adjust net loss for any period and does not impact our compliance with various debt covenants.

        The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July 2002. The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of Statement No. 146 to have a material effect on our consolidated financial position or results of operations.

Item 2—Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  General

        Results of operations for the three and six month periods ended June 30, 2002 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

        The results of operations for the six months ended June 30, 2001 include the results of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001 and the results of operations for the three and six months ended June 30, 2001 include the results of La Ronde only subsequent to its acquisition date, May 2, 2001. The accompanying results of operations for the three and six months ended June 30, 2002 include the results of these parks for the entire period.

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

        When we determined that the carrying value of long-lived assets and related goodwill may not have been recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets amounted to $3,986.0 million including goodwill and intangible assets of $1,220.2 million as of June 30, 2002. Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, as of January 1, 2002, we ceased to amortize approximately $1.2 billion of goodwill. We had recorded approximately $14.8 million of goodwill amortization (including equity method goodwill) on these amounts during the second quarter of 2001 and would have recorded a comparable amount of amortization during the second quarter of 2002. Had SFAS No. 142 been in effect during the second quarter of 2001, the net income applicable to common stock for the period would have increased to $22.5 million (or $0.24 per share). In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Prior to June 30, 2002 we determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. We have completed step one and have identified that the goodwill associated with our European parks has an indication that it may be impaired. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statements of operations and will be retroactively recorded in the first quarter of 2002, which will be restated for this adjustment. The loss could range up to $65 million.

  Three months ended June 30, 2002 vs. Three months ended June 30, 2001

        Revenue in the second quarter of 2002 totaled $347.8 million compared to $356.5 million for the second quarter of 2001, representing a 2.4% decrease. The revenue decrease resulted from an 11% reduction in attendance in the 2002 period compared to the prior year period. This shortfall reflects softness in group outings business in certain markets, reflecting the impact of the difficult economy, and lower and later season pass sales, which led to lower usage year to date. We were also affected by rainy and cool weekends in April, May and early June in the Northeast and Midwest which limited attendance in several major markets. This attendance shortfall was offset in part by a 9.6% increase in per capita spending, reflecting growth both in admission per capita and in-park and other revenue per capita.

        Operating expenses for the second quarter of 2002 increased $0.7 million (0.5%) compared to expenses for the second quarter of 2001. The increase resulted primarily from the inclusion in the entire 2002 period of La Ronde, the Canadian park acquired in May 2001. Assuming La Ronde had been owned for the entire 2001 quarter, operating expenses in the 2002 period would have increased $0.4 million as compared to the pro forma prior-year period.

        Selling, general and administrative expenses for the second quarter of 2002 increased $0.7 million (0.9%) compared to comparable expenses for the second quarter of 2001. Assuming La Ronde had been owned for the entire 2001 quarter, selling, general and administrative expenses in 2002 would have increased $0.6 million as compared to the pro forma prior-year period.

        Costs of products sold in the 2002 period decreased $1.1 million compared to costs for the second quarter of 2001, reflecting the decrease in theme park food, merchandise and other revenue in the 2002 period. As a percentage of theme park food, merchandise and other revenue, costs of products sold were approximately equal in both quarters.

        Depreciation and amortization expense for the second quarter of 2002 decreased $12.4 million compared to the second quarter of 2001. The decrease compared to the 2001 level was attributable to the elimination of amortization of goodwill in the 2002 quarter (see Note 1), offset in part by a $1.9 million increase in depreciation expense in the second quarter of 2002. Interest expense, net decreased $137,000 (0.2%) compared to the second quarter of 2001.

        Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the second quarter of 2002, equity in operations of theme park partnerships decreased $4.4 million compared to the second quarter of 2001 as a result of reduced attendance at one of those parks in the 2002 quarter.

        Other expense was $1.0 million in the 2002 quarter, compared to other income of approximately that amount in the 2001 quarter.

        Income tax expense before extraordinary loss was $9.8 million for the second quarter of 2002 compared to a $11.4 million expense for the second quarter of 2001. The effective tax rate for the second quarters of 2002 and 2001 was 43.8% and 45.6%, respectively.

        We recognized an extraordinary loss on extinguishment of debt of $18.5 million (net of tax benefit) in the 2002 quarter as a result of the April 2002 retirement of $450.0 million of debt.

  Six months ended June 30, 2002 vs. Six months ended June 30, 2001

        Revenue in the first six months of 2002 totaled $397.1 million compared to $391.6 million for the first six months of 2001, representing a 1.4% increase. This increase reflects an increase of 9.6% in per capita spending, offset in part by a 7.5% decrease in attendance. The attendance decline reflects the same factors as the three month performances, with the preponderance of the decline in Texas, the Midwest and the Northeast.

        Operating expenses for the first six months of 2002 increased $7.0 million compared to expenses for the first six months of 2001. The increase resulted primarily from the inclusion in the entire 2002 period of the former Sea World of Ohio, which was acquired in February 2001 and La Ronde, acquired in May 2001. During 2001, the former Sea World facility was combined with our adjacent Six Flags park. Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 period, operating expenses in the 2002 period would have increased $3.8 million (1.9%) as compared to the pro forma prior-year period.

        Selling, general and administrative expenses for the first six months of 2002 increased $3.1 million compared to comparable expenses for the first six months of 2001. Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 period, selling, general and administrative expenses in 2002 would have increased $2.2 million (1.9%) as compared to the pro forma prior-year period.

        Noncash compensation expense was $1.3 million greater than the prior-year period, reflecting the increased amortization associated with prior year restricted stock awards and director stock options.

        Costs of products sold in the 2002 period were essentially flat with costs for the first six months of 2001, reflecting the slight increase in theme park food, merchandise and other revenue in the 2002 period.

        Depreciation and amortization expense for the first six months of 2002 decreased $23.7 million compared to the first six months of 2001. The decrease compared to the 2001 level was attributable to the elimination of amortization of goodwill in the 2002 period (see Note 1), offset in part by a $4.4 million increase in depreciation expense in the first six months of 2002. Interest expense, net increased $3.8 million compared to the first six months of 2001. The increase compared to interest expense, net for the 2001 period resulted from a decrease in the 2002 period in interest income compared to the prior year as well as the short-term effects of our February 2002 refinancing of $450.0 million of debt with the proceeds of our issuance of $480.0 million principal amount of 8 7/8% Senior Notes due 2010. Because the related redemption of the refinanced notes was not effected until April 1, 2002, interest expense on these notes continued to accrue through the end of the first quarter of 2002.

        Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first six months of 2002, the loss from equity in operations of theme park partnerships increased $5.2 million compared to the first six months of 2001 as a result of reduced attendance at one of these parks in 2002.

        Other expense decreased $1.6 million in the first six months 2002 due to the inclusion of $2.2 million of expense in the 2001 period related to the change in fair value of two of our interest rate swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

        Income tax benefit before extraordinary loss was $59.5 million for the first six months of 2002 compared to a $56.6 million benefit for the first six months of 2001. The effective tax rate for the first six months of 2002 and 2001 was 38.4% and 34.2%, respectively.

        We recognized an extraordinary loss on extinguishment of debt (net of tax benefit) of $18.5 million in 2002 and $8.5 million in the 2001 period. The losses arise out of the retirement of $450.0 million of debt in the 2002 period and $124.7 million of debt in the 2001 period.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

        At June 30, 2002, our total debt aggregated $2,431.6 million, of which approximately $158.7 million was scheduled to mature prior to June 30, 2003. Substantially all of the current portion of long-term debt represents borrowings under the working capital revolving credit component of our Credit Facility. Based on interest rates at June 30, 2002 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2002 on total debt at June 30, 2002 will aggregate approximately $170.2 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.

        Our debt at June 30, 2002 included $1,661.8 million of fixed-rate senior notes, with staggered maturities ranging from 2007 to 2010, $750.5 million under our credit facility and $19.3 million of other indebtedness. Our credit facility includes a $600.0 million term loan ($595.5 million outstanding at June 30, 2002 which was increased to $600.0 million by the July 8, 2002 amendment to the credit facility); a $277.5 million multicurrency reducing revolver facility (none outstanding at June 30, 2002) which facility was reduced to $100.0 million pursuant to such amendment, and a $300.0 million working capital revolver ($155.0 million outstanding at June 30, 2002). As of August 12, 2002, borrowings under the working capital revolver had been reduced to $70.0 million. The working capital revolving credit facility must be repaid in full for 30 consecutive days during each year and, after giving effect to the amendment, this facility terminates on June 30, 2008. The amended multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The amended term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the amendment, the maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if we are unable prior to such dates to repay or refinance certain public debt or to force the conversion or redemption of our outstanding preferred stock. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

        At June 30, 2002, we had approximately $87.6 million of unrestricted cash, $74.5 million of restricted cash (available to fund obligations relating to the Partnership Parks described below) and, after giving effect to the July 2002 amendment, there would have been $245 million available under our credit facility.

        Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolving credit portion of our credit agreement in order to fund off season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. We are currently in compliance with all of these conditions. If we were to become unable to borrow under the facility, we would likely be unable to pay in full our off season obligations. The working capital facility expires in June 2008. The terms and availability of our credit facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

        During the six months ended June 30, 2002, net cash used in operating activities was $0.8 million. Net cash used in investing activities in the first six months of 2002 totaled $91.6 million, consisting primarily of capital expenditures. Net cash provided by financing activities in the first six months of 2002 was $124.2 million, representing proceeds of the 2002 debt offering and the borrowings under our credit facility offset in large part by the redemption of two public debt issuances on April 1, 2002.

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2026, in the case of the Georgia park and 2027, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $51 million in 2002 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2002 approximately $16.0 million based on our present ownership of 25% of the Georgia partnership and 36% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

        We plan to make approximately $19.8 million of capital expenditures at these parks for the 2002 season, an amount in excess of the minimum required expenditure. We were required to purchase $0.9 million of units at both parks pursuant to the 2002 offer to purchase. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2003 will be an aggregate of approximately $159.1 million, representing approximately 30.0% of the outstanding units of the Georgia park and 22.7% of the outstanding units of the Texas park. The obligation to offer to purchase units (without taking into account accumulation from prior years) aggregates approximately $30.1 million for both parks based on current purchase prices. We expect to fund future unit purchases from existing cash (including cash currently in a restricted account, $74.5 million as of June 30, 2002), borrowings under our working capital revolver and borrowings under our multicurrency revolving facility. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        Cash flows from operations at the partnership parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $69.5 million of aggregate EBITDA during 2001. In addition, we had $74.5 million in a dedicated escrow account at June 30, 2002 (classified as a restricted-use investment) available to fund these obligations and the obligation to purchase units. The escrow arrangements terminate in April 2003. At June 30, 2002, we had total loans outstanding of $92.1 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme park partnerships. The balance of these loans at December 31, 2001 was $92.1 million.

        By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At June 30, 2002, these partnerships had outstanding $46.0 million of third-party indebtedness (including $6.9 million of borrowings under working capital revolving facilities at that date), of which $16.7 million (including the working capital facilities' borrowings) matures prior to June 30, 2003. We expect that cash flow from operations at each of the partnership parks will be adequate to satisfy its debt obligations.

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

        In addition to the debt, preferred stock and lease obligations set forth above and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2001, license fees for our international parks aggregated $1.8 million. At June 30, 2002, we have prepaid approximately $7.6 million of the international license fees.

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

        The degree to which we are leveraged could adversely affect our liquidity. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity, or significant local competitive events or terrorist activities, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2001 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk. As of June 30, 2002, there have been no material changes in our market risk exposure from that disclosed in the 2001 Form 10-K.

PART II—OTHER INFORMATION

Items 1, 2, 3 and 5

        Not applicable.

Items 4—Submission of Matters to a Vote of Securityholders

        On June 10, 2002, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 82,534,820 shares (89.3% of the outstanding shares of common stock). Four proposals were voted upon at the Meeting. The proposals and voting results were as follows:

  1.
  Proposal 1—Election of Directors

        The following persons were elected as directors as follows:

Name	For	Withheld
Paul A. Biddelman	80,590,092	1,944,728
Kieran E. Burke	71,609,029	10,925,791
James F. Dannhauser	71,612,064	10,922,756
Michael E. Gellert	80,592,597	1,942,223
Francois Letaconnoux	79,948,442	2,586,378
Stanley S. Shuman	80,503,007	2,031,813
Gary Story	71,607,887	10,926,933
  2.
  Proposal 2—Ratification of selection by the Company's Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 2002.

For	Against	Withheld
79,644,738	2,882,021	8,061
3.
Proposal 3—To approve the shareholder proposal relating to our employment practices contained in the Company's Proxy Statement. The Board of Directors opposed this proposal.

For	Against	Withheld
16,270,775	57,147,986	1,162,439

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit 10.1	Amended and Restated Credit Agreement, dated July 8, 2002 (exhibits and schedules thereto intentionally omitted)
	Exhibit 99.1	Certification of Chief Executive Officer
	Exhibit 99.2	Certification of Chief Financial Officer
(b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)
/s/ KIERAN E. BURKE Kieran E. Burke Chairman and Chief Executive Officer
/s/ JAMES F. DANNHAUSER James F. Dannhauser Chief Financial Officer

Date: August 14, 2002

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
SIX FLAGS, INC. CONSOLIDATED BALANCE SHEETS
SIX FLAGS, INC. CONSOLIDATED BALANCE SHEETS
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
SIX FLAGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Items 1, 2, 3 and 5
  Items 4—Submission of Matters to a Vote of Securityholders
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES