Form 10-Q
period 2002-09-30
SIX FLAGS INC
filed 2002-11-14
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-9789

SIX FLAGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995059 (I.R.S. Employer Identification No.)

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

        At November 1, 2002, Six Flags, Inc. had outstanding 92,614,928 shares of Common Stock, par value $.025 per share.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

SIX FLAGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,636,000	53,534,000
Accounts receivable	92,549,000	35,470,000
Inventories	40,999,000	26,275,000
Prepaid expenses and other current assets	27,014,000	40,455,000

Total current assets	264,198,000	155,734,000
Other assets:
Debt issuance costs	53,925,000	45,490,000
Restricted-use investment securities	75,125,000	75,169,000
Deposits and other assets	30,431,000	32,110,000

Total other assets	159,481,000	152,769,000
Property and equipment, at cost	2,960,701,000	2,801,356,000
Less accumulated depreciation	581,855,000	465,656,000

	2,378,846,000	2,335,700,000
Investment in theme park partnerships	407,716,000	388,273,000
Intangible assets, net of accumulated amortization	1,149,793,000	1,213,666,000

Total assets	$4,360,034,000	4,246,142,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,577,000	33,056,000
Accrued interest payable	28,806,000	30,674,000
Deferred revenue	21,396,000	15,237,000
Other accrued liabilities	70,516,000	51,195,000
Current portion of long-term debt	4,850,000	24,627,000

Total current liabilities	186,145,000	154,789,000
Long-term debt	2,299,962,000	2,222,442,000
Other long-term liabilities	31,552,000	33,496,000
Deferred income taxes	140,446,000	109,926,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	279,711,000	278,867,000
Stockholders' equity:
Preferred stock	—	—
Common stock	2,315,000	2,310,000
Capital in excess of par value	1,747,292,000	1,744,134,000
Accumulated deficit	(263,011,000)	(211,006,000)
Deferred compensation	(1,736,000)	(6,950,000)
Accumulated other comprehensive income (loss)	(62,642,000)	(81,866,000)

Total stockholders' equity	1,422,218,000	1,446,622,000

Total liabilities and stockholders' equity	$4,360,034,000	4,246,142,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Revenue:
Theme park admissions	$309,563,000	317,717,000
Theme park food, merchandise and other	248,536,000	254,067,000

Total revenue	558,099,000	571,784,000

Operating costs and expenses:
Operating expenses	143,479,000	146,917,000
Selling, general and administrative	49,958,000	52,824,000
Noncash compensation (primarily selling, general and administrative)	2,446,000	2,420,000
Costs of products sold	45,677,000	48,520,000
Depreciation	38,282,000	35,108,000
Amortization	476,000	14,593,000

Total operating costs and expenses	280,318,000	300,382,000

Income from operations	277,781,000	271,402,000

Other income (expense):
Interest expense	(57,232,000)	(56,905,000)
Interest income	738,000	1,606,000
Equity in operations of theme park partnerships	22,008,000	26,467,000
Other income (expense)	(1,000,000)	461,000

Total other income (expense)	(35,486,000)	(28,371,000)

Income before income taxes	242,295,000	243,031,000
Income tax expense	102,631,000	94,987,000

Net income	139,664,000	148,044,000

Net income applicable to common stock	$134,170,000	142,483,000

Net income per average common share outstanding — basic	$1.45	1.54

Net income per average common share outstanding — diluted	$1.31	1.39

Weighted average number of common shares outstanding — basic	92,535,000	92,314,000

Weighted average number of common shares outstanding — diluted	106,325,000	106,453,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Revenue:
Theme park admissions	$524,558,000	527,382,000
Theme park food, merchandise and other	430,604,000	436,029,000

Total revenue	955,162,000	963,411,000

Operating costs and expenses:
Operating expenses	345,445,000	341,876,000
Selling, general and administrative	164,019,000	163,745,000
Noncash compensation (primarily selling, general and administrative)	7,495,000	6,196,000
Costs of products sold	80,333,000	83,026,000
Depreciation	111,914,000	104,380,000
Amortization	1,039,000	43,263,000

Total operating costs and expenses	710,245,000	742,486,000

Income from operations	244,917,000	220,925,000

Other income (expense):
Interest expense	(175,595,000)	(173,714,000)
Interest income	2,657,000	5,785,000
Equity in operations of theme park partnerships	16,776,000	26,390,000
Other expense	(1,615,000)	(1,714,000)

Total other income (expense)	(157,777,000)	(143,253,000)

Income before income taxes	87,140,000	77,672,000
Income tax expense	43,077,000	38,431,000

Income before extraordinary loss and cumulative effect of a change in accounting principle	44,063,000	39,241,000
Extraordinary loss on extinguishment of debt, net of income tax benefit of $11,360,000 in 2002 and $5,227,000 in 2001	(18,535,000)	(8,529,000)

Income before cumulative effect of a change in accounting principle	25,528,000	30,712,000
Cumulative effect of a change in accounting principle	(61,054,000)	—

Net income (loss)	$(35,526,000)	30,712,000

Net income (loss) applicable to common stock	$(52,005,000)	9,630,000

Net income (loss) per average common share outstanding — basic
Income before extraordinary loss and cumulative effect of a change in accounting principle	$0.30	0.21
Extraordinary loss	(0.20)	(0.10)
Cumulative effect of a change in accounting principle	(0.66)	—

Net income (loss)	$(0.56)	0.11

Net income (loss) per average common share outstanding — diluted
Income before extraordinary loss and cumulative
effect of a change in accounting principle	$0.30	0.20
Extraordinary loss	(0.20)	(0.09)
Cumulative effect of a change in accounting principle	(0.66)	—

Net income (loss)	$(0.56)	0.11

Weighted average number of common shares outstanding — basic	92,476,000	88,149,000

Weighted average number of common shares outstanding — diluted	92,579,000	88,872,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$139,664,000	$148,044,000	$(35,526,000)	$30,712,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,431,000)	20,158,000	18,693,000	(11,182,000)
Cumulative effect of change in accounting principle		—	—	(3,098,000)
Net change in fair value of derivative instruments	(3,867,000)	(8,140,000)	(9,572,000)	(14,079,000)
Reclassifications of amounts taken to operations	3,465,000	1,455,000	10,103,000	2,854,000

Comprehensive income (loss)	$116,831,000	$161,517,000	$(16,302,000)	$5,207,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Cash flow from operating activities:
Net income (loss)	$(35,526,000)	$30,712,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization	112,953,000	147,643,000
Equity in operations of theme park partnerships	(16,776,000)	(26,390,000)
Cash received from theme park partnerships	12,294,000	12,093,000
Noncash compensation	7,495,000	6,196,000
Interest accretion on notes payable	27,923,000	25,202,000
Extraordinary loss on early extinguishment of debt	29,895,000	13,756,000
Cumulative change in accounting principle	61,054,000	—
Amortization of debt issuance costs	6,809,000	7,004,000
Loss on disposal of fixed assets	1,996,000	258,000
Increase in accounts receivable	(55,304,000)	(53,422,000)
(Increase) decrease in inventories and prepaid expenses	(687,000)	10,361,000
Decrease in deposits and other assets	1,679,000	1,504,000
Increase in accounts payable, deferred revenue, accrued expenses and other liabilities	41,995,000	10,107,000
Increase (decrease) in accrued interest payable	(1,868,000)	18,687,000
Deferred income tax expense	30,233,000	31,086,000

Total adjustments	259,690,000	204,085,000

Net cash provided by operating activities	224,164,000	234,797,000

Cash flow from investing activities:
Additions to property and equipment	(110,966,000)	(136,395,000)
Investment in theme park partnerships	(14,961,000)	(5,544,000)
Acquisition of theme park assets	—	(132,165,000)
Acquisition of theme park companies, net of cash acquired	(5,415,000)	—
Purchase of restricted-use investments	(469,947,000)	(7,120,000)
Maturities of restricted-use investments	469,991,000	19,889,000
Proceeds from sale of assets	2,514,000	2,455,000

Net cash used in investing activities	(128,784,000)	(258,880,000)

Cash flow from financing activities:
Repayment of long-term debt	(694,217,000)	(705,155,000)
Proceeds from borrowings	686,723,000	559,428,000
Net cash proceeds from issuance of preferred stock	—	277,834,000
Net cash proceeds from issuance of common stock	881,000	1,267,000
Payment of cash dividends	(15,633,000)	(17,634,000)
Payment of debt issuance costs	(24,645,000)	(10,963,000)

Net cash provided by (used in) financing activities	(46,891,000)	104,777,000

Effect of exchange rate changes on cash	1,613,000	(125,000)

Increase in cash and cash equivalents	50,102,000	80,569,000
Cash and cash equivalents at beginning of year	53,534,000	42,978,000

Cash and cash equivalents at end of period	$103,636,000	$123,547,000

Supplemental cashflow information:
Cash paid for interest	$142,160,000	$129,842,000

Cash paid for income taxes	$2,105,000	$2,189,000

Assets acquired through capital leases	$—	$13,869,000

Long-term debt assumed in Jazzland acquisition	$16,820,000	—

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General—Basis of Presentation

        We own and operate regional theme amusement and water parks. As of September 30, 2002, we own or operate 39 parks, including 29 domestic parks, one park in Mexico, one park in Canada and eight parks in Europe. As used herein, "we" and "our" refer t o Six Flags, Inc. and its subsidiaries, unless the context indicates otherwise.

        In February 2001, we purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to our Six Flags Ohio theme park. In May 2001, we acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. In August 2002 we acquired Jazzland, a theme park located outside New Orleans. See Note 3.

        The accompanying consolidated financial statements for the nine months ended September 30, 2001 include the results of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and the results of La Ronde only subsequent to its acquisition date, May 2, 2001. The accompanying consolidated financial statements for the three and nine months ended September 30, 2002 include the results of these two parks for the entire period and include the results of Jazzland only subsequent to its acquisition date, August 23, 2002. Results for the 2002 periods also include management fees relating to Warner Bros. Movie World Madrid, which opened in April 2002 (previously we had been paid development fees to manage the construction of this park) and Jazzland for the period between May 2002 and August 23, the date we acquired the park. Management fees earned by us in the nine month 2002 period for those facilities were $1.7 million.

        Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes. Our annual report on Form 10-K for the year ended December 31, 2001 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (which are normal and recurring, except for those related to the adoption of new accounting principles) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

        Results of operations for the three and nine month periods ended September 30, 2002 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

  Intangible Assets

        For periods through December 31, 2001, goodwill, which represents the excess of purchase price over fair value of net assets acquired, had been amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets had been amortized over the period to be benefited, generally up to 25 years. We had assessed the recoverability of intangible assets by determining whether the intangible asset balance over its remaining life could be recovered through undiscounted future operating cash flows from the acquisition. The amount of goodwill impairment would have been measured based on projected discounted future operating cash flows using a discount rate reflecting our average borrowing rate. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

        For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, for the three and nine month periods ended September 30, 2002 and thereafter, goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead will be tested for impairment at least annually. As of the date of adoption of SFAS No. 142, our unamortized goodwill was $1,189,998,000.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, we have performed an assessment of whether there is an indication that goodwill (including goodwill included in our investment in theme park partnerships) was impaired as of January 1, 2002. To accomplish this, we identified our two reporting units, North America and Europe, and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Prior to June 30, 2002 we determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. Prior to September 30, 2002, we compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European parks was impaired and, during the third quarter of 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. The loss will be retroactively recorded in the first quarter of 2002, which will be restated for this loss, in accordance with the requirements of SFAS No. 142. Our unamortized goodwill after impairment is $1,127,164,000.

        The following table reconciles our reported net income to our adjusted net income and our reported basic and diluted income per average share to our adjusted basic and diluted income per average share for the three and nine months ended September 30, 2002 and 2001. The amounts reflected in the nine months ended September 30, 2002 column do not include the $61.1 million cumulative effect of a change in accounting principle.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Reported income before extraordinary loss and cumulative effect of a change in accounting principle	$139,664	$148,044	$44,063	$39,241
Add back: Goodwill amortization, net of tax effect	—	14,456	—	43,281

Adjusted income before extraordinary loss and cumulative effect of a change in accounting principle	139,664	162,500	44,063	82,522
Extraordinary loss on extinguishment of debt, net of tax	—	—	(18,535)	(8,529)

Adjusted net income	$139,664	$162,500	$25,528	$73,993

Adjusted net income applicable to common stock	$134,170	$156,939	$9,049	$52,911

Basic income per average share:
Reported income before extraordinary loss and cumulative effect of a change in accounting principle	$1.45	$1.54	$0.30	$0.21
Goodwill amortization	—	0.16	—	0.49

Adjusted income before extraordinary loss and cumulative effect of a change in accounting principle	1.45	1.70	0.30	0.70
Extraordinary loss, net of tax	—	—	(0.20)	(0.10)

Adjusted net income	$1.45	$1.70	$0.10	$0.60

Diluted income per average share:
Reported income before extraordinary loss and cumulative effect of a change in accounting principle	$1.31	$1.39	$0.30	$0.20
Goodwill amortization	—	0.16	—	0.49

Adjusted income before extraordinary loss and cumulative effect of a change in accounting principle	1.31	1.54	0.30	0.69
Extraordinary loss, net of tax	—	—	(0.20)	(0.09)

Adjusted net income	$1.31	$1.54	$0.10	$0.60

        Included in goodwill amortization above for the three and nine months ended September 30, 2001 is approximately $14,117,000 and $42,252,000 of amortization included in the consolidated statements of operations, respectively, and $1,632,000 and $4,846,000, respectively, of equity method goodwill amortization included in equity in operations of theme park partnerships, exclusive of tax effect.

        The following table reflects our intangible assets, exclusive of goodwill, all of which are subject to amortization (in thousands):

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,610	1,395	4,610	1,016
Licenses	$21,746	2,332	21,746	1,672

	$26,356	3,727	26,356	2,688

        We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $1.1 million over each of the next five years.

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

  Derivative Instruments

        In February 2000, we entered into three interest rate swap agreements that effectively convert the $600,000,000 term loan component of the Credit Facility (see Note 4(d)) into a fixed rate obligation. The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2003 to December 2003. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Our interest rate swap arrangements were designed to "lock-in" the LIBOR component at rates, prior to a February 2001 amendment, ranging from 6.615% to 6.780% and, subsequent to that date, 5.13% to 6.07% (with an average of 5.46%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

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

        As of January 1, 2001, two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS No. 133. From January 1, 2001 to February 23, 2001, we recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through September 30, 2002, we have designated all of the interest rate swap agreements as cash-flow hedges.

        We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. We also assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

        Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

        During the first nine months of 2002 and 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

        From February 2001 through September 2002, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. However, as a result of quarterly principal payments under the hedged term loan prior to its July 2002 amendment, cumulative ineffectiveness of approximately $100,000 related to the cash-flow hedges has been recorded in the consolidated statements of operations.

        As of September 30, 2002, approximately $13,685,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 15 months.

  Income (Loss) Per Share

        The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, diluted income per average share is calculated using net income as the effect of the preferred stock is dilutive. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2002 did not include the effects of the potential exercise of 7,374,0000 and

6,797,000 options, respectively, as the option price was in excess of the average common stock price for the period. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2001 did not include the effects of the potential exercise of 6,563,000 and 3,403,000 options, respectively, as the option price was in excess of the average common stock price for the period. Additionally, the weighted average number of shares of Common Stock on a diluted basis for the nine month periods does not include the effect of the potential conversion of the Company's convertible preferred stock as the effects of such conversion and the resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares ("PIERS"), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. On April 2, 2001, our Premium Income Equity Securities ("PIES") automatically converted into a total of 11,500,000 common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding — basic	92,535,000	92,314,000	92,476,000	88,149,000
Effect of potential common shares issuable upon the exercise of employee stock options	1,000	350,000	103,000	723,000
Effect of potential common shares issuable upon conversion of preferred stock	13,789,000	13,789,000	—	—

Weighted average number of common shares outstanding — diluted	106,325,000	106,453,000	92,579,000	88,872,000

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

3.    Acquisition of Theme Parks

        On August 23, 2002, we acquired Jazzland, a theme park located outside New Orleans, for the assumption of $16.8 million of pre-existing liabilities of the park and aggregate cash payments of $2.6 million. The prior owner of the park had sought protection under the federal bankruptcy laws. We have agreed to invest in the park $25,000,000 over the three seasons commencing with 2003. We lease, on a long-term basis, the land on which the park is located, together with most of the rides and attractions existing at the park on the acquisition date. There were no costs in excess of the fair value of the net assets acquired. The transaction was accounted for as a purchase.

        On May 2, 2001, we acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately U.S. $19,600,000 at the exchange rate on such date). We have agreed to invest in the park Can. $90,000,000 (approximately U.S. $58,700,000 at that exchange rate) over a four-year period commencing with investments made for the 2002 season. We lease the land on which the park is located on a long-term basis. Approximately U.S. $7,378,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

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

4.    Long-Term Indebtedness

        (a) On January 31, 1997, Six Flags Operations Inc. ("Six Flags Operations"), the predecessor to and currently a wholly-owned subsidiary of Six Flags, Inc. (hereinafter, without regard to its subsidiaries, "Holdings"), issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). On March 2, 2001, we purchased 99.8% of the 1997 Notes pursuant to a tender offer. The balance of the notes were redeemed in full in January 2002. As a result of the early extinguishment of debt in 2001, we recognized an extraordinary loss of $8,529,000, net of tax benefit of $5,227,000. The loss on early extinguishment of the remaining notes in 2002 was not material.

        (b) On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($390,474,000 and $363,026,000 carrying value as of September 30, 2002 and December 31, 2001, respectively) of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the "1998 Senior Notes"). The 1998 Senior Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the net proceeds of an offering by Holdings in February 2002 of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the "2002 Senior Notes"). See Note 4(g). An extraordinary loss of $11,809,000, net of a tax benefit of $7,238,000, was recognized in the second quarter of 2002 from this early extinguishment.

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

        (c) On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Six Flags Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the proceeds of the offering of the 2002 Senior Notes. See Note 4(g). An extraordinary loss of $6,726,000, net of tax benefit of $4,122,000, was recognized in the second quarter of 2002 for this early extinguishment.

        (d) On November 5, 1999, Six Flags Theme Parks Inc., our indirect wholly-owned subsidiary ("SFTP"), entered into a senior credit facility (the "Credit Facility"). On July 8, 2002, the Credit Facility was amended and restated. As amended, the Credit Facility includes a $300,000,000 working capital revolving credit facility (none of which was outstanding at September 30, 2002), a $100,000,000 multicurrency reducing revolver facility (none of which was outstanding at September 30, 2002) and a $600,000,000 term loan (all of which was outstanding at September 30, 2002). Borrowings under the working capital revolving credit facility must be repaid in full for thirty consecutive days each year. The term loan matures June 30, 2009; the multicurrency reducing revolver matures June 30, 2008; and the working capital revolver matures June 30, 2008. The maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if prior to such dates we are unable to repay or refinance certain public indebtedness or to force the conversion or redemption of the PIERS. The amendment lowered the spread over the base rate and LIBOR used to determine interest payable on the term loan.    The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. We have entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from March 2003 to December 2003. At September 30, 2002, the weighted average interest rate for borrowings under the term loan was 7.71%.

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

        The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (subject to covenant compliance) dividends will be permitted to allow Holdings to (i) meet cash interest obligations with respect to its Senior Discount Notes, 1999 Senior Notes, 2001 Senior Notes and the 2002 Senior Notes (collectively, the "SFI Senior Notes"), (ii) pay cash dividend payments on the PIERS and obligations to the limited partners in Six Flags Over Texas and Six Flags Over Georgia (the "Partnership Parks") and (iii) in certain circumstances, refinance indebtedness of Holdings) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

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

        As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On September 30, 2002, we owned approximately 25% and 36%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The units tendered in 2002 entail an aggregate purchase price for both parks of $935,000. The maximum unit purchase obligations for 2003 at both parks will aggregate approximately $159,100,000.

        In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and, in October 2001, the order of the Georgia Court of Appeals affirming the punitive damages judgment was vacated by the United States Supreme Court. In 2002, the Georgia Court of Appeals reinstated the punitive damages judgment and the reinstatement was upheld by the Georgia Supreme Court. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al v. Time Warner Entertainment Company, LP et al based on certain disputed partnership affairs prior to our acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify us from any and all liabilities arising out of this litigation.

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

        We are party to various other legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to us, including the self-retained exposure to our liability claims, and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, we estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations, or liquidity after consideration of recorded accruals.

6.    Investment in Theme Park Partnerships

        The following reflects the summarized results of the four parks that we own a participating interest in during the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(In thousands)
Revenue	$90,824	$93,841	$183,836	199,190
Expenses:
Operating expenses	24,898	23,386	69,219	67,778
Selling, general and administrative	7,610	7,565	28,942	31,363
Costs of products sold	5,924	6,890	12,729	13,948
Depreciation and amortization	4,960	5,374	14,733	16,697
Interest expense, net	3,173	3,511	10,215	11,091
Other expense	—	2	(25)	(22)

Total	46,565	46,728	135,813	140,855

Net income	$44,259	$47,113	$48,023	58,335

        Our share of income from operations of the four theme parks for the three and nine months ended September 30, 2002 was $26,637,000 and $30,568,000, respectively, prior to depreciation and amortization charges of $3,944,000 and $11,735,000, respectively, and third-party interest and other non-operating expenses of $685,000 and $2,057,000, respectively. Our share of income from operations of the four theme parks for the three and nine months ended September 30, 2001 was $32,588,000 and $43,584,000, respectively, prior to depreciation and amortization charges of $5,297,000 and $15,693,000, respectively, and third-party interest and other non-operating expenses of $824,000 and $1,501,000, respectively. (See Note 1 for the amount of equity method goodwill recognized in the consolidated statement of operations for the three and nine months ended September 30, 2001). The following information reflects the reconciliation between the results of the four theme parks and our share of the results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Theme park partnership net income	$44,259	$47,113	$48,023	$58,335
Third party share of net income	(20,629)	(17,570)	(26,255)	(22,731)
Depreciation of ride and equipment component of our investment in theme park partnerships in excess of share of net assets	(1,622)	(3,076)	(4,992)	(9,214)

Equity in operations of theme park partnerships	$22,008	$26,467	$16,776	$26,390

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

	September 30, 2002	December 31, 2001
	(In thousands)
Our share of net assets of theme park partnerships	$110,071	$107,322
Our investment in theme park partnerships in excess of share of net assets	194,337	188,210
Investment in theme parks, cost method	6,701	634
Advances made to theme park partnerships	96,607	92,107

Investments in theme park partnerships	$407,716	$388,273

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Theme park revenue	$648,923	$665,625	$1,138,998	$1,162,601
Theme park cash expenses	270,672	281,360	675,349	686,861

Aggregate park EBITDA	378,251	384,265	463,649	475,740
Third-party share of EBITDA from parks accounted for under the equity method	(24,080)	(23,328)	(41,082)	(44,247)
Depreciation and amortization of investment in theme park partnerships	(3,944)	(5,297)	(11,735)	(15,693)
Unallocated net expenses, including corporate and other expenses	(12,680)	(7,609)	(37,801)	(22,556)
Depreciation and amortization	(38,758)	(49,701)	(112,953)	(147,643)
Interest expense	(57,232)	(56,905)	(175,595)	(173,714)
Interest income	738	1,606	2,657	5,785

Income (loss) before income taxes	$242,295	$243,031	$87,140	$77,672

Theme park revenue	$648,923	$665,625	$1,138,998	$1,162,601
Theme park revenue from parks accounted for under the equity method	(90,824)	(93,841)	(183,836)	199,190

Consolidated total revenue	$558,099	$571,784	$955,162	$963,411

        Eight of our parks (one of which we manage but do not own) are located in Europe, one is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories for the third quarter of 2002 and 2001.

	Domestic	International	Total
	(In thousands)
2002:
Long-lived assets	$3,428,051	$508,304	$3,936,355
Revenue	793,026	162,137	955,162
	Domestic	International	Total
	(In thousands)
2001:
Long-lived assets	$3,459,492	$529,797	$3,989,289
Revenue	817,688	145,723	963,411

        Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

8.    Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt would be reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement will be effective for fiscal years beginning after May 15, 2002 (January 1, 2003 in our case). Upon adoption, we must reclassify the extraordinary losses incurred in prior periods (including 1999 and 2001) and the loss incurred in the nine months ended September 30, 2002 as pretax items. The result of the adoption of this statement will not modify or adjust net loss for any period and does not impact our compliance with various debt covenants.

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

Item 2—Management's Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  General

        Results of operations for the three and nine month periods ended September 30, 2002 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

        The results of operations for the nine months ended September 30, 2001 include the results of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001 and the results of La Ronde only subsequent to its acquisition date, May 2, 2001. The results of operations for the three and nine months ended September 30, 2002 include the results of these parks for the entire period. The results of operations for the three and nine months ended September 30, 2002 include the results of Jazzland only subsequent to its acquisition date, August 23, 2002.

  Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") discussed our most critical accounting policies. Set forth below is an updated discussion of the policy "Valuation of long-lived and intangible assets and goodwill." There have been no material developments with respect to the other critical accounting policies discussed in the 2001 Form 10-K since December 31, 2001.

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

        When we determined that the carrying value of long-lived assets and related goodwill may not have been recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets amounted to $3,936.4 million including goodwill and intangible assets of $1,149.8 million as of September 30, 2002. Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, as of January 1, 2002, we ceased to amortize approximately $1.2 billion of goodwill. We had recorded approximately $14.5 million of goodwill amortization (including equity method goodwill) on these amounts during the third quarter of 2001 and would have recorded a comparable amount of amortization during the third quarter of 2002. Had SFAS No. 142 been in effect during the third quarter of 2001, the net income applicable to common stock for the period would have increased to $156.9 million (or $1.70 per share). In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Prior to September 30, 2002 we determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European parks was impaired and, during the third quarter of 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. The loss will be retroactively recorded in the first quarter of 2002, which will be restated for this loss, in accordance with the requirements of SFAS No. 142.

  Three months ended September 30, 2002 vs. Three months ended September 30, 2001

        Revenue in the third quarter of 2002 totaled $558.1 million compared to $571.8 million for the third quarter of 2001, representing a 2.4% decrease. The revenue decrease resulted from a 7.2% reduction in attendance in the 2002 period compared to the prior year period. The attendance shortfall was most pronounced at three or four parks, reflecting the impact of the difficult economy, particularly in group outings business, and other market specific performance issues. This attendance shortfall was offset in part by a 5.1% increase in total per capita spending, reflecting growth both in admission per capita and in-park and other revenue per capita.

        Operating expenses for the third quarter of 2002 decreased $3.4 million (2.3%) compared to expenses for the third quarter of 2001. The decrease resulted primarily from cost savings, primarily in labor and operating supplies, implemented in response to the reduced attendance. Excluding operating expenses at Jazzland, which was acquired in August 2002, operating expenses in the 2002 period would have decreased $4.6 million (3.1%) as compared to the prior-year period.

        Selling, general and administrative expenses for the third quarter of 2002 decreased $2.9 million (5.4%) compared to comparable expenses for the third quarter of 2001. The decrease primarily reflects lower advertising and marketing expense. Excluding expenses at Jazzland, selling, general and administrative expenses in the 2002 quarter would have decreased $3.0 million (5.8%) as compared to the prior-year period.

        Noncash compensation expense was comparable in each period.

        Costs of products sold in the 2002 period decreased $2.8 million compared to costs for the third quarter of 2001, reflecting the decrease in theme park food, merchandise and other revenue in the 2002 period. As a percentage of theme park food, merchandise and other revenue, costs of products sold were approximately 18.4% and 19.1%, respectively, in the 2002 and 2001 quarters.

        Depreciation and amortization expense for the third quarter of 2002 decreased $10.9 million compared to the third quarter of 2001. The decrease compared to the 2001 level was attributable to the elimination of amortization of goodwill in the 2002 quarter (see Note 1), offset in part by a $3.2 million increase in depreciation expense in the third quarter of 2002. Interest expense, net increased $1.2 million (2.1%) compared to the third quarter of 2001, reflecting slightly higher average debt balances in the 2002 quarter and higher levels of interest income in the 2001 quarter.

        Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the third quarter of 2002, equity in operations of theme park partnerships decreased $4.5 million compared to the third quarter of 2001, primarily as a result of lower performance at two of those parks (Dallas and San Francisco) in the 2002 quarter.

        Other expense was approximately $1.0 million in the 2002 quarter, compared to other income of approximately $0.5 million in the 2001 quarter. Other expense in the 2002 period primarily consists of a minimal loss on disposal of fixed assets.

        Income tax expense was $102.6 million for the third quarter of 2002 compared to a $95.0 million expense for the third quarter of 2001. The effective tax rate for the third quarters of 2002 and 2001 was 42.4% and 39.1%, respectively.

  Nine months ended September 30, 2002 vs. Nine months ended September 30, 2001

        Revenue in the first nine months of 2002 totaled $955.2 million compared to $963.4 million for the first nine months of 2001, representing a 0.9% decrease. This decrease reflects a 7.4% decrease in attendance, offset in part by an increase of 7.1% in total per capita spending. The attendance decline reflects the same factors as the three month performances.

        Operating expenses for the first nine months of 2002 increased $3.6 million compared to expenses for the first nine months of 2001. The increase resulted from the inclusion in the entire 2002 period of the former Sea World of Ohio, which was acquired in February 2001, and La Ronde, acquired in May 2001, as well as the inclusion in the 2002 period of expenses at Jazzland subsequent to the August 23, 2002 acquisition of that park. The Sea World facility was combined with our adjacent Six Flags park in 2001 after its acquisition. Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 period and excluding expenses at Jazzland for the 2002 period, operating expenses in the 2002 period would have decreased $0.8 million (0.2%) as compared to the pro forma prior-year period.

        Selling, general and administrative expenses for the first nine months of 2002 increased $0.3 million compared to comparable expenses for the first nine months of 2001. Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 period and excluding expenses at Jazzland for the 2002 period, selling, general and administrative expenses in 2002 would have decreased $0.9 million (0.5%) as compared to the pro forma prior-year period.

        Noncash compensation expense was $1.3 million greater than the prior-year period, reflecting the increased amortization associated with prior year restricted stock awards and director stock options.

        Costs of products sold in the 2002 period decreased $2.7 million compared to costs for the first nine months of 2001, reflecting the decrease in theme park food, merchandise and other revenue in the 2002 period. As a percentage of theme park food, merchandise and other revenue, costs of products sold were approximately 18.7% and 19.0%, respectively, in the 2002 and 2001 periods.

        Depreciation and amortization expense for the first nine months of 2002 decreased $34.7 million compared to the first nine months of 2001. The decrease compared to the 2001 level was attributable to the elimination of amortization of goodwill in the 2002 period (see Note 1), offset in part by a $7.5 million increase in depreciation expense in the first nine months of 2002. Interest expense, net increased $5.0 million compared to the first nine months of 2001. The increase compared to interest expense, net for the 2001 period resulted primarily from a decrease in the 2002 period in interest income compared to the prior year as well as the short-term effects of our February 2002 refinancing of $450.0 million of debt with the proceeds of our issuance of $480.0 million principal amount of 8 7/8% Senior Notes due 2010. Because the related redemption of the refinanced notes was not effected until April 1, 2002, interest expense on these notes continued to accrue through the end of the first quarter of 2002.

        Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first nine months of 2002, the equity in equity in operations of theme park partnerships decreased $9.6 million compared to the first nine months of 2001 as a result of reduced attendance at two of these parks in 2002.

        Other expense decreased $0.1 million in the first nine months 2002 compared to the prior year period.

        Income tax expense excluding the tax benefit from extraordinary loss was $43.1 million for the first nine months of 2002 compared to a $38.4 million expense for the first nine months of 2001. The effective tax rate was 49.5% in both periods.

        We recognized an extraordinary loss on extinguishments of debt (net of tax benefit) of $18.5 million in 2002 and $8.5 million in the 2001 period. The losses arise out of the retirement of $450.0 million of debt in the 2002 period and $124.7 million of debt in the 2001 period.

        We recognized a loss from cumulative effect of a change in accounting principle of $61.1 million in 2002 arising out of our adoption of SFAS 142. See Note 1.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

        At September 30, 2002, our total debt aggregated $2,304.8 million, of which approximately $4.9 million was scheduled to mature prior to September 30, 2003. Based on interest rates at September 30, 2002 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2002 on total debt at September 30, 2002 will aggregate approximately $172.3 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.

        Our debt at September 30, 2002 included $1,671.3 million of fixed-rate senior notes, with staggered maturities ranging from 2007 to 2010, $600.0 million under our credit facility and $33.5 million of other indebtedness. Our credit facility, which was amended in July 2002, includes a $600.0 million term loan (all of which was outstanding at September 30, 2002); a $100.0 million multicurrency reducing revolver facility (none outstanding at September 30, 2002), and a $300.0 million working capital revolver (none outstanding at September 30, 2002). The working capital revolving credit facility must be repaid in full for 30 consecutive days during each year and this facility terminates on June 30, 2008. The amended multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The amended term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the amendment, the maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if we are unable prior to such dates to repay or refinance certain public debt or to force the conversion or redemption of our outstanding preferred stock. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

        At September 30, 2002, we had approximately $103.6 million of unrestricted cash, $75.1 million of restricted cash (available to fund obligations relating to the Partnership Parks described below) and $388.8 million available under our credit facility.

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

        During the nine months ended September 30, 2002, net cash provided by operating activities was $224.2 million. Net cash used in investing activities in the first nine months of 2002 totaled $128.8 million, consisting primarily of capital expenditures. Net cash used in financing activities in the first nine months of 2002 was $46.9 million, representing the redemption of two public debt issuances on April 1, 2002 and repayments under our credit agreement offset in large part by the proceeds of the 2002 debt offering.

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

        We made approximately $19.4 million of capital expenditures at these parks for the 2002 season, an amount in excess of the minimum required expenditure. We were required to purchase $0.9 million of units at both parks pursuant to the 2002 offer to purchase. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2003 will be an aggregate of approximately $159.1 million, representing approximately 30.0% of the outstanding units of the Georgia park and 22.7% of the outstanding units of the Texas park. The annual obligation to offer to purchase units (without taking into account accumulation from prior years) aggregates approximately $30.1 million for both parks based on current purchase prices. We expect to fund future unit purchases from existing cash, borrowings under our working capital revolver and borrowings under our multicurrency revolving facility. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        Cash flows from operations at the partnership parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $60.5 million of aggregate EBITDA during the first nine months of 2002. In addition, we had $75.1 million in a dedicated escrow account at September 30, 2002 (classified as a restricted-use investment) available to fund these obligations and the obligation to purchase units. The escrow arrangements terminate in April 2003. At September 30, 2002, we had total loans outstanding of $96.6 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme park partnerships. The balance of these loans at December 31, 2001 was $92.1 million.

        By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At September 30, 2002, these partnerships had outstanding $33.8 million of third-party indebtedness of which $8.9 million matures prior to September 30, 2003. We expect that cash flow from operations at each of the partnership parks will be adequate to satisfy its debt obligations.

        At September 30, 2002, we leased on a long-term basis eight of our parks, including three water parks, three of our international parks and our parks in Louisville, Kentucky and New Orleans, Louisiana, and a portion of the land forming a part of two of our other parks. During the nine months ended September 30, 2002, we paid $4.8 million in rent under these and other operating leases.

        Our previous property insurance policies expired in September 2002. The replacement policies we obtained do not cover risks related to terrorist activities (which were not excluded from the prior policies), require higher premiums and have larger self insurance retentions than the previous policies. Our liability insurance policies expire in November 2002. Due in large part to the effects of the September 11, 2001 terrorist attack upon the insurance industry, we cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

        In addition to the debt, preferred stock and lease obligations set forth above and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2001, license fees for our international parks aggregated $1.8 million. At September 30, 2002, we have prepaid approximately $7.6 million of the international license fees.

        Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2002 and beyond have been and will be made on a discretionary basis. We spent approximately $140 million on capital expenditures for the 2002 season, including the expenditures at the Partnership Parks and Six Flags Marine World.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2001 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk. As of September 30, 2002, there have been no material changes in our market risk exposure from that disclosed in the 2001 Form 10-K.

Item 4. Controls and Procedures

        (a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

        (b) There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II—OTHER INFORMATION

Items 1 - 5

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit 10.1	Lease Agreement dated August 23, 2002, between Industrial Development Board of the City of New Orleans, Louisiana and SFJ Management Inc.
	Exhibit 99.1	Certification of Chief Executive Officer
	Exhibit 99.2	Certification of Chief Financial Officer
(b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)
/s/ KIERAN E. BURKE Kieran E. Burke Chairman and Chief Executive Officer
/s/ JAMES F. DANNHAUSER James F. Dannhauser Chief Financial Officer

Date: November 14, 2002

CERTIFICATIONS

I, Kieran E. Burke, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Six Flags, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KIERAN E. BURKE Kieran E. Burke Chairman and Chief Executive Officer

CERTIFICATIONS

I, James F. Dannhauser, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Six Flags, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JAMES F. DANNHAUSER James F. Dannhauser Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
  Item 2—Management's Discussion and Analysis of
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Items 1 - 5
  Item 6—Exhibits and Reports on Form 8-K
Exhibit 99.1
Exhibit 99.2