Form 10-K
period 2002-12-31
SIX FLAGS INC
filed 2003-03-25
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
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
(Address of principal executive offices)

Registrant's telephone number, including area code: (405) 475-2500

Securities registered pursuant to Sec. 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Shares of common stock, par value $.025 per share, with Rights to Purchase Series A Junior Preferred Stock	New York Stock Exchange
Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7 1/4% Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Sec. 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

        Approximately $1,289,922,000 as of June 28, 2002 (based on the last sales price on such date as reported on the New York Stock Exchange). See "Item 5.—Market for the Registrant's Common Equity and Related Stockholder Matters."

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date:

        The number of shares of Common Stock of the Registrant outstanding as of March 3, 2003 was 92,616,528 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required in Part III by Item 10, as to directors, and by Items 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders to be held in May 2003, which will be filed by the Registrant within 120 days after the close of its 2002 fiscal year.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        Some of the statements contained in or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including those discussed in "Business—Risk Factors."

        We caution the reader that the risks discussed in "Business—Risk Factors" may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

* * * * *

  •
  As used in this Report, unless the context requires otherwise, the terms "we," "our" or "Six Flags" refer to Six Flags, Inc. and its consolidated subsidiaries.

  •
  As used in this Report, EBITDA is defined as income before extraordinary loss, before interest expense, net of interest income, income tax expense (benefit), noncash compensation, depreciation and amortization, equity in operations of theme parks and other income (expense) (including minority interest and gain or loss on sale of assets). We have included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of our operating performance. This information should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements contained elsewhere in this report.

  •
  As used in this Report, Adjusted EBITDA is defined as our EBITDA plus our share (based on our ownership interests) of the EBITDA of the Partnership Parks (as defined herein). This is calculated by adding the interest and depreciation and amortization expense associated with those parks to our equity in operations of theme parks.

  •
  Looney Tunes, characters, names and all related indicia are trademarks of Warner Bros. © 2003, a division of Time Warner Entertainment Company, L.P. ("TWE"). Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics © 2003, Cartoon Network and logo are trademarks of Cartoon Network © 2003. Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc. © 2003, a subsidiary of Six Flags. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc. © 2003, a subsidiary of Six Flags.

PART I

ITEM 1.    BUSINESS

Introduction

        We are the largest regional theme park operator in the world. The 39 parks we now operate had attendance of approximately 44.2 million in 2002. These parks include 15 of the 50 most highly attended theme parks in North America, the largest paid admission theme park in Mexico and eight theme parks in Europe. Our theme parks serve each of the 10 largest metropolitan areas in the United States. We estimate that approximately two-thirds of the population of the continental United States live within a 150-mile radius of one of our parks.

        For the year ended December 31, 2002, our consolidated total revenue was approximately $1,037.9 million and our consolidated earnings before interest, taxes, depreciation and amortization and non-cash compensation ("EBITDA") were approximately $348.8 million ($351.5 million without giving effect to our August 2002 acquisition of a park near New Orleans). Adjusted EBITDA for the year was $382.6 million ($385.4 million without giving effect to the New Orleans acquisition). Adjusted EBITDA includes our proportionate share of the EBITDA for the parks that are less than wholly-owned by us and accounted for by the equity method, i.e., Six Flags Over Georgia (including Six Flags White Water Atlanta), Six Flags Over Texas and Six Flags Marine World (the "Partnership Parks"). Aggregate combined revenues and EBITDA for us and the Partnership Parks for 2002 were $1,241.5 million and $424.7 million, respectively.

        In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. We have worldwide ownership of the "Six Flags" brand name. To capitalize on this name recognition, since the commencement of the 1998 season, we have rebranded twelve of our parks as "Six Flags" parks, including three of our international parks.

        We hold exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Europe and Latin and South America (including Mexico) of certain Warner Bros. and DC Comics characters. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others. In addition, our European and Latin and South American licenses with Warner Bros. include the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, Flintstones and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

        Our 39 parks are located in geographically diverse markets across North America and Europe. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets. In the aggregate, our theme parks offer more than 1,455 rides, including over 190 roller coasters, making us the leading provider of "thrill rides" in the industry.

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

Description of Recent Transactions

        On July 8, 2002, we amended and restated our senior secured credit facility to extend the maturities of our $600.0 million term loan and $300.0 million working capital revolving facility thereunder. The amendment also reduced the interest rate payable on term loan borrowings. The credit facility also includes a $100.0 million multicurrency reducing revolving facility. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources."

        On August 23, 2002, we acquired Jazzland, a theme park located outside New Orleans, for the assumption of $16.8 million of pre-existing liabilities of the park and aggregate cash payments of $5.4 million. The prior owner of the park had sought protection under the federal bankruptcy laws. We have agreed to invest in the park $25.0 million over the three seasons commencing with 2003. We lease, on a long-term basis, the land on which the park is located, together with most of the rides and attractions existing at the park on the acquisition date. Following the 2002 season, we rebranded the park as "Six Flags New Orleans," and we are implementing a marketing campaign for the 2003 season that emphasizes the rebranding and the characters licensed from Warner Bros. and DC Comics.

Description of North American Parks

  Six Flags America

        Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 42nd largest theme park in North America. The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 7.2 million people within 50 miles and 12.0 million people within 100 miles. Based on a 2002 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 24 DMAs in the United States, respectively.(1)

        We own a site of 515 acres, with 131 acres currently used for park operations. The remaining 384 acres, which are zoned for entertainment and recreational uses, provide us with ample expansion opportunity, as well as the potential to develop complementary operations.

        Six Flags America's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

  Six Flags AstroWorld and Splashtown

        Six Flags AstroWorld, the 37th largest theme park in North America is a combination theme and water park located in Houston, Texas. In May 1999, we acquired Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld. The Houston, Texas market provides the parks with a permanent resident population of 4.8 million people within 50 miles and 5.8 million people within 100 miles. The Houston market is the number 11 DMA in the United States.

        We own sites of approximately 100 acres used for the theme and water park and approximately 60 acres for Splashtown. Splashtown competes with the water park at Six Flags AstroWorld. Six Flags AstroWorld primarily competes with Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 200 miles from the park. In addition, the park competes with Six Flags Over Texas, our park located in Arlington, Texas, approximately 250 miles from the park and Six Flags New Orleans, approximately 360 miles from the park.

(1)
Park rankings are based on 2002 attendance as published in Amusement Business, an industry trade publication. All DMA rankings are based on the referenced survey.

  Six Flags Darien Lake & Camping Resort

        Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 43rd largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.2 million people within 50 miles of the park and 3.2 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 44, number 77 and number 80 DMAs in the United States, respectively.

        The Six Flags Darien Lake property consists of approximately 980 acres, including 144 acres for the theme park, 242 acres of campgrounds and 593 acres of agricultural, undeveloped and water areas. Six Flags Darien Lake also has a 20,000 seat amphitheater. We have a long-term arrangement with an independent concert promoter to lease and operate the amphitheater.

        Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by us. The campgrounds include 700 developed campsites, including 440 recreational vehicles (RV's) available for daily and weekly rental. The campground is one of the largest in the United States. In 2002, approximately 350,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

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

  Six Flags Elitch Gardens

        Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Invesco Field at Mile High Stadium and the Pepsi Center Arena, and close to Coors Field. Six Flags Elitch Gardens is the 44th largest theme park in North America. The park's primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population base of approximately 2.8 million people within 50 miles of the park and approximately 3.8 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

  Six Flags Fiesta Texas

        Six Flags Fiesta Texas, the 33rd largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.9 million people within 50 miles and approximately 3.4 million people within 100 miles. The San Antonio market is the number 37 DMA in the United States.

        Six Flags Fiesta Texas' principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with two of our parks: Six Flags AstroWorld, located in Houston, Texas (approximately 200 miles from the park), and Six Flags Over Texas located in Arlington, Texas (approximately 285 miles from the park).

  Six Flags Great Adventure, Six Flags Hurricane Harbor and Six Flags Wild Safari

        Six Flags Great Adventure, the 16th largest theme park in North America, the separately gated adjacent Six Flags Hurricane Harbor, the 14thlargest water park in the United States, and Six Flags Wild Safari are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 14.1 million people within 50 miles and approximately 27.7 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

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

  Six Flags Great America

        Six Flags Great America, the 22nd largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.6 million people within 50 miles and approximately 13.3 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 31 DMAs in the United States, respectively.

        We own a site of approximately 440 acres of which 92 are used for the theme park operations. Approximately 135 acres are located in a separate parcel available for expansion and complementary uses. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, our park located outside St. Louis, Missouri, approximately 320 miles from the park.

  Six Flags Kentucky Kingdom

        Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky. Of the 58 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.8 million people within 100 miles. The Louisville and Lexington markets are the number 50 and number 65 DMAs in the United States.

        Six Flags Kentucky Kingdom's only significant direct competitors are Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park and Holiday World located in Santa Claus, Indiana, approximately 75 miles from the park.

  Six Flags Magic Mountain and Six Flags Hurricane Harbor

        Six Flags Magic Mountain, the 19th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor are located in Valencia, California, 30 miles north of Los Angeles. The Los Angeles, California market provides the parks with a permanent resident population of approximately 10.6 million people within 50 miles and approximately 16.9 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

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

        Six Flags Hurricane Harbor's competitors include Soak City USA Waterpark and Raging Waters, each located approximately 50 miles from the water park.

  Six Flags Marine World

        Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 32nd largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.7 million people within 50 miles and approximately 10.5 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 19 DMAs in the United States, respectively.

        We manage a portion of the operations of Six Flags Marine World under a management agreement, pursuant to which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In addition, we operate the rest of the park pursuant to our lease of approximately 55 acres of land at the site on a long-term basis and at nominal rent, which entitles us to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, we have the option to purchase the entire park exercisable through February 2007.

        Six Flags Marine World is located on approximately 138 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks, birds and reptiles, tropical and cold water fish and marine invertebrates, all featured in a variety of exhibits and participatory attractions.

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

  Six Flags Mexico

        In May 1999, we acquired Reino Aventura, the largest paid admission theme park in Mexico, which was rebranded as Six Flags Mexico in the 2000 season. The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which we occupy on a long-term basis pursuant to a concession agreement with the Federal District of Mexico. More than 22 million people live within 50 miles of Six Flags Mexico. Six Flags Mexico's principal competitors are Chapultepec and Divertido, both amusement parks located in Mexico City.

  Six Flags New England

        Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston. Six Flags New England is the 33rd largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.2 million people within 50 miles and 15.5 million people within 100 miles. Springfield, Providence, Hartford/New Haven and Boston are the number 106, number 48, number 27 and number 6 DMAs in the United States. Six Flags New England is comprised of approximately 230 acres, with 90 acres currently used for park operations, 12 acres for a picnic grove and approximately 128 undeveloped acres.

        Six Flags New England's only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, our park located in Lake George, New York, approximately 150 miles from Six Flags New England.

  Six Flags New Orleans

        Six Flags New Orleans is a theme park located in New Orleans, Louisiana. The facility is located on approximately 140 acres. The New Orleans market provides the park with a permanent resident population of approximately 1.6 million people within 50 miles and approximately 3.1 million people within 100 miles. The New Orleans market is the number 42 DMA in the United States. We lease, on a long-term basis, the land on which the park is located together with most of the rides and attractions existing at the park on the acquisition date. We also own a separate 66 acre parcel appropriate for complementary uses. We believe that over the next several years we can increase the park's revenue, attendance and cash flow, with relatively modest capital expenditures on additional rides and attractions. The park competes with Six Flags Houston (approximately 360 miles from the park) and Dixie Landin' and Blue Bayou located approximately 75 miles from Six Flags New Orleans.

  Six Flags Over Georgia and Six Flags White Water Atlanta

        Six Flags Over Georgia, the 28th largest theme park in North America is located on approximately 280 acres, 10 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of approximately 4.5 million people within 50 miles and approximately 7.4 million people within 100 miles. The Atlanta market is the number 9 DMA in the United States.

        In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park. Six Flags White Water Atlanta, which is the 12th largest water park in the United States, is located on approximately 69 acres. Approximately 12 acres remain undeveloped.

        Six Flags Over Georgia's primary competitors include Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Visionland in Birmingham, Alabama, located approximately 160 miles from the park, Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park and Wild Adventures in Valdosta, Georgia, located approximately 240 miles from the park. Six Flags White Water's primary competitors include Sun Valley Beach, Atlanta Beach and Lake Lanier Islands. These competitors are located approximately 15, 40 and 45 miles away from the water park, respectively. The Georgia Limited Partner (as defined below) owns the theme park site of approximately 280 acres, including approximately 85 acres of undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the "Georgia Partnership").

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

        The key elements of the arrangements are as follows: (i) the Georgia Limited Partner (which is not affiliated with us except for our ownership of approximately 25% of the LP Units) receives minimum annual distributions (including rent on the real estate) of $21.1 million in 2003, increasing each subsequent year in proportion to increases in the cost of living; (ii) thereafter, we are entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash is distributed 95% to us and 5% to the Georgia Limited Partner; (iii) on an annual basis, we are required to offer to purchase an additional 5% of the LP Units (accumulating to the extent not purchased in any given year) at a price based on a valuation for the park equal to the greater of $250.0 million or a value derived by multiplying the weighted-average four year EBITDA of the park and, to the extent positive, Six Flags White Water Atlanta, by 8.0; (iv) in 2027, we have the option to acquire all remaining interests in the Georgia park at a price based on the Georgia Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026; and (v) we are required to make minimum capital expenditures at the Georgia park during rolling five-year periods, based generally on 6% of the park's revenues. We were not required to purchase a material number of LP Units in the 1998-2002 annual offers to purchase. Cash flow from operations at the Georgia park is used to satisfy these requirements first, before any funds are required from us. In addition, we are entitled to retain our proportionate share (based on our holdings of LP Units) of distributions made to the Georgia Limited Partner. In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units, and we received an assignment from Time Warner of all cash flow received on such LP Units and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the Georgia Partnership to Time Warner. In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own LP Units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities.

        We account for our interests in the Georgia parks under the equity method of accounting. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources" and Notes 4 and 12 to Notes to Consolidated Financial Statements.

  Six Flags Over Texas and Six Flags Hurricane Harbor

        Six Flags Over Texas, the 23rd largest theme park in North America, and the separately gated Six Flags Hurricane Harbor, the 8th largest water park in the United States, are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately 5.3 million people within 50 miles and approximately 6.4 million people within 100 miles. The Dallas/Fort Worth market is the number 7 DMA in the United States.

        The Texas Limited Partner (as defined below) owns a site of approximately 200 acres used for the theme park. Six Flags Over Texas' principal competitors include Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 285 miles from the park and Six Flags AstroWorld, approximately 250 miles from the park. We own directly approximately 47 acres, of which approximately 45 acres are currently used for Hurricane Harbor and 2 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

        Partnership Structure.    Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the "Texas Partnership"), a Texas limited partnership of which the 1% general partner is our wholly-owned subsidiary, and the 99% limited partner is Six Flags Fund II, Ltd., a Texas limited partnership (the "Texas Limited Partner") which is unaffiliated with us except that we own approximately 36% of the limited partnership units in the Texas Limited Partner as described below. Six Flags Hurricane Harbor is 100% owned by us and is not included in these partnership arrangements.

        In December 1997, Six Flags completed arrangements pursuant to which we will manage Six Flags Over Texas through 2027. The key elements of the arrangements are as follows: (i) the Texas Limited Partner receives minimum annual distribution (including rent on the real estate) of $31.1 million in 2003, increasing each year thereafter in proportion to increases in the cost of living; (ii) thereafter, we are entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6.0% of prior year's revenues) a management fee equal to 3% of the prior year's gross revenues, and, thereafter, any additional available cash will be distributed 92.5% to us and 7.5% to the Texas Limited Partner; (iii) in the first quarter of 1998, we made a tender offer for partnership units ("LP Units") in the Texas Limited Partner that valued the park at approximately $374.8 million (the "Texas Tender Offer Price"); (iv) commencing in 1999, and on an annual basis thereafter, we are required to offer to purchase an additional 5% of the LP Units (accumulating to the extent not purchased in any given year) at a price based on a valuation for the park equal to the greater of $374.8 million or a value derived by multiplying the weighted-average four year EBITDA of the park by 8.5; (v) in 2028 we have the option to acquire all remaining interests in the park at a price based on the Texas Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027; and (vi) we are required to make minimum capital expenditures at the Texas park during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Texas park is used to satisfy these requirements first, before any funds are required from us. In addition, we are entitled to retain our proportionate share (based on our holdings of LP Units) of distributions made to the Texas Limited Partner. Pursuant to the tender offer in 1998 we purchased 33.3% of the LP Units at an aggregate price of $126.2 million. In the 1999, 2000, 2001 and 2002 offers to purchase, we have purchased approximately 2.3% of the LP Units at an aggregate price of $8.7 million. In connection with the Subordinated Indemnity Agreement, we transferred to Time Warner (which has guaranteed the Six Flags obligations under these arrangements) record title to the corporations which own the entities that have purchased and will purchase LP Units and we received an assignment from Time Warner of all cash flow received on such LP Units and we otherwise control such entities. In addition, we issued preferred stock of the managing general partner of the Texas Partnership to Time Warner. In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own LP Units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities.

        We account for our interests in Six Flags Over Texas under the equity method of accounting. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—

Liquidity, Capital Commitments and Resources" and Notes 4 and 12 to Notes to Consolidated Financial Statements.

  Six Flags St. Louis

        Six Flags St. Louis, the 38th largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.7 million people within 50 miles and approximately 3.9 million people within 100 miles. The St. Louis market is the number 22 DMA in the United States.

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

  Six Flags Worlds of Adventure

        Six Flags Worlds of Adventure, the 29th largest theme park in North America, a combination theme, water and marine wildlife park, represents the consolidation of the former Six Flags of Ohio and the adjacent park formerly known as Sea World of Ohio. The park is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and approximately 7.4 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 15, number 100 and number 21 DMAs in the United States, respectively.

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

  Enchanted Village and Wild Waves

        Enchanted Village and Wild Waves is a water and rides park located near Seattle, Washington. The facility is located on approximately 65 acres. The Seattle-Tacoma market provides the park with a permanent resident population of approximately 3.5 million people within 50 miles and approximately 4.5 million people within 100 miles. The Seattle-Tacoma market is the number 12 DMA in the United States. When we acquired the park in 2000, the park was primarily a water park and lacked a full complement of rides and revenue outlets. Commencing in 2002, we began implementing an expansion of the park's rides and attractions which we believe will result in growth in this park's revenue, attendance and cash flow, with relatively modest capital expenditures. The park does not have any significant direct competitors.

  Frontier City

        Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.3 million people within 50 miles of the park and 2.5 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 45 and number 60 DMAs in the United States, respectively.

        We own a site of approximately 109 acres, with 55 acres currently used for park operations. Frontier City's only significant competitor is Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

  La Ronde

        La Ronde, a theme park located in the City of Montreal, is the 45th largest theme park in North America. The park is located on the 146 acre site of the 1967 Montreal Worlds Fair. Montreal has a metropolitan population of approximately 3.3 million and is a major tourist destination. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and 5.0 million people within 100 miles. The park competes with Paramount Canada's Wonderland, approximately 370 miles from La Ronde.

  The Great Escape

        The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population base of approximately 1.1 million people within 50 miles of the park and 3.2 million people within 100 miles. According to information released by local governmental agencies, approximately 4.9 million tourists visited the Lake George area in 2002. The Albany market is the number 55 DMA in the United States

        The Great Escape is located on a site of approximately 368 acres, with 143 acres currently used for park operations. Approximately 43 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Six Flags New England, our park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

  Waterworld Parks

        The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento).

        Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park's primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population base of approximately 7.5 million people within 50 miles of the park and 11.0 million people within 100 miles. The San Francisco Bay market is the number 5 DMA in the United States.

        Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility's primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 3.0 million people within 50 miles of the park and 10.6 million people within 100 miles. The Sacramento market is the number 19 DMA in the United States.

        Both facilities are leased under ground leases expiring in 2015 (in the case of Sacramento) and 2025, with five five-year renewal options (in the case of Concord). The Concord site includes approximately 21 acres. The Sacramento facility is located on approximately 14 acres. Concord's only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from that facility. Sacramento's only significant competitor is Sunsplash located in northeast Sacramento, approximately 20 miles from that facility.

  White Water Bay

        White Water Bay is a tropical themed water park situated on approximately 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park's primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 45 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.3 million people within 50 miles of the park and 2.5 million people within 100 miles.

  Wyandot Lake

        Wyandot Lake is mainly a water park, but also offers traditional amusement park attractions with 15 "dry" rides, games, shows and a large catering facility. It is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.2 million people within 50 miles of the park and approximately 6.7 million people within 100 miles. The Columbus market is the number 34 DMA in the United States.

        We lease from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 2003, but we expect to exercise our available options through 2008. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

        Wyandot Lake's direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

Description of European Parks

  Six Flags Belgium

        Six Flags Belgium is a combination theme park and year-round indoor water park—called Aqualibi—near Brussels. The park is located on 120 acres. We estimate that approximately 11.4 million people live within a 50 mile radius of the park and approximately 51.0 million people live within 100 miles. The park's primary competitors are Bobbejaanland and Plopsaland in Belgium and Efteling in Holland. These parks are located approximately 70, 100 and 100 miles, respectively, from Six Flags Belgium. The park also competes with our Bellewaerde park (approximately 100 miles from Six Flags Belgium), Parc Asterix and Disneyland Paris in France (each approximately 200 miles from the park) and Phantasialand in Germany (150 miles from the park).

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

  Bellewaerde

        Bellewaerde is a combination animal and theme park in Ieper, Belgium. It lies in Flanders, the northern area of Belgium and is situated on 130 acres. We estimate that approximately 5.3 million people live within a 50 mile radius of the park and approximately 32.5 million people live within 100 miles. The park's primary competitors are Plopsaland and Bobbejaanland, each located in Belgium. These parks are located approximately 30 and 120 miles from Bellewaerde, respectively. The park also competes with Six Flags Belgium, approximately 100 miles from Bellewaerde.

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

  Walibi Lorraine

        Walibi Lorraine is a park located near Metz in northeastern France. The park is located on approximately 375 acres which are leased on a long-term basis. The park's main markets include parts of France, Belgium, Luxembourg and Germany. Approximately 3.6 million people live within a 50 mile radius of the park and approximately 16.4 million people live within 100 miles. The park's primary competitors are Europa Park in Germany, Disneyland Paris in France and Parc Asterix in France. These parks are located approximately 150, 190 and 220 miles from the park, respectively.

  Walibi Rhone-Alpes

        Walibi Rhone-Alpes is a combination theme and water park located in eastern France in the heart of the Lyon-Geneva-Grenoble triangle. The park is located on approximately 86 acres. Approximately 4.8 million people live within a 50 mile radius of the park and approximately 21.5 million people live within 100 miles. The park's primary competitors are Disneyland Paris in France and Parc Asterix in France. These parks are each located approximately 300 miles away from the park.

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

  Warner Bros. Movie World Madrid

        We are managing a new park known as Warner Bros. Movie World Madrid, near Madrid, Spain, which opened in April, 2002. It is located on approximately 150 acres with room for expansion.

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

        We were paid a development fee from the owner prior to the park's opening and now manage the park on a long-term basis for a management fee equal to 2 1/2% of revenues. We also hold a 5% minority interest in the park's ownership. We account for this equity interest under the cost method of accounting.

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

        Group sales and pre-sold tickets provide us with a consistent and stable base of attendance, representing approximately 36% of aggregate attendance in 2002 at the parks which we owned or operated during that season. Each park has a group sales and pre-sold ticket manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

        We have also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During 2002, season pass attendance constituted approximately 25% of the total attendance at parks we owned or operated during that season. A significant portion of our attendance is attributable to the sale of discount admission tickets. We offer discounts on season and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, because such expenses are relatively fixed during the operating season.

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

Licenses

        We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico, Europe and Latin and South America. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, the Cartoon Network and Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at theme parks throughout Europe and in Mexico and Latin and South America. In addition to basic license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. Warner Bros. has the right to terminate the license agreements under certain circumstances including if any persons involved in the movie or television industries obtain control of us and upon a default under the subordinated indemnity agreement between us and Time Warner Inc. entered into in connection with the our acquisition of the former Six Flags.

Park Operations

        We currently operate in geographically diverse markets in North America and Europe. Each of our parks is operated to the extent practicable as a separate operating division in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of our regional Executive Vice Presidents (each of whom reports to our Chief Operating Officer). The general manager is responsible for all operations and management of the individual park. We also have an Executive Vice President responsible for retail and in-park spending at all of our parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

        Each of our parks is managed by a full-time, on-site management team under the direction of the general manager. Each management team includes senior personnel responsible for operations and maintenance, marketing and promotion, human resources, finance and merchandising. Park management compensation structures are designed to provide incentives (including stock options and cash bonuses) for individual park managers to execute our strategy and to maximize revenues and operating cash flow.

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

        Our level of capital expenditures is directly related to the optimum mix of rides and attractions given park attendance and market penetration. These targeted expenditures are intended to drive attendance growth at the parks and to provide an appropriate complement of entertainment value, depending on the size of a particular market. As an individual park begins to reach an appropriate attendance penetration for its market, management generally plans a new ride or attraction every two to four years in order to enhance the park's entertainment product.

Maintenance and Inspection

        Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 1,280 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

        In addition to our maintenance and inspection procedures, our liability insurance carrier performs an annual inspection of each park and all attractions and related maintenance procedures. The results of insurance inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. In certain states, state inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at our parks in order to train life guards and audit safety procedures.

Insurance

        We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2002, our self-insured retention is $2.0 million per occurrence ($1.0 million per occurrence for the twelve months ended on that date) for our domestic parks and a nominal amount per occurrence for our international parks. Our self-insured retention after November 15, 2001 is $0.5 million for workers compensation claims. For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. We also maintain fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Since October 1, 2002, our property insurance policies (which includes business interruption insurance) have not covered risks related to terrorist activities. During 2001 and 2002 the premiums payable with respect to our insurance increased significantly. Our current policies expire in September and November 2003.

Competition

        Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. Within each park's regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment. We believe our parks generally feature a sufficient variety of rides and attractions, restaurants, merchandise outlets and family orientation to enable them to compete effectively.

Seasonality

        Our operations are highly seasonal, with more than 85% of park attendance in 2002 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. More than 85% of our revenues are earned in the second and third quarters of each year.

Environmental and Other Regulation

        Our operations are subject to federal, state and local environmental laws and regulations including laws and regulations governing water discharges, air emissions, soil and groundwater contamination, the maintenance of underground and above-ground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at each park. We believe that we are in substantial compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.

        In addition, portions of the undeveloped areas at certain of our parks are classified as wetlands. Accordingly, we may need to obtain governmental permits and other approvals prior to conducting development activities that affect these areas, and future development may be prohibited in some or all of these areas.

Employees

        At March 1, 2003, we employed approximately 3,160 full-time employees, and we employed approximately 44,000 seasonal employees during the 2002 operating season. In this regard, we compete with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

        Approximately 9.4% of our full-time and approximately 5.5% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in March 2003 (Six Flags Over Texas), December 2003 (Six Flags Over Georgia), December 2005 (Six Flags Great Adventure), and January 2006 (Six Flags St. Louis). In 2002, a local chapter of a national union was certified to represent certain employees at Six Flags Magic Mountain. No labor agreement yet exists with respect to such employees. We have not experienced any strikes or work stoppages by our employees, and we consider our employee relations to be good.

Executive Officers of the Registrant

Name	Age as of March 1, 2003	Position
Kieran E. Burke	(45)	Director, Chairman of the Board and Chief Executive Officer since June 1994; Director, President and Chief Executive Officer from October 1989 through June 1994.
Gary Story	(47)	Director, President and Chief Operating Officer since June 1994; Executive Vice President and Chief Operating Officer from February 1992 through June 1994; prior to such period, general manager of Frontier City theme park for more than five years.
James F. Dannhauser	(50)	Chief Financial Officer since October 1, 1995; Director since October 1992; prior to June 1996, Managing Director of Lepercq, de Neuflize & Co. Incorporated for more than five years.
John E. Bement	(50)	Executive Vice President since May 1998; General Manager of Six Flags Over Georgia from January 1993 to May 1998.
Hue W. Eichelberger	(44)	Executive Vice President since February 1, 1997; General Manager of Six Flags America from May 1992 to 1998; Park Manager of White Water Bay from February 1991 to May 1992.
Thomas Iven	(44)	Executive Vice President since November 2000; General Manager of Six Flags St. Louis from August 1998 to November 2000; Regional Director of Retail Operations of the Six Flags Texas region from 1996 to August 1998; Vice President of Retail Operations at Six Flags Over Texas from 1992 to 1996.
William Muirhead	(47)	Executive Vice President since September 2001; General Manager of Six Flags Great Adventure from 1998 to September 2001; General Manager of Riverside Park (now Six Flags New England) in 1997 and 1998; worked on various projects in Asia, including Ocean Park in Hong Kong from 1992 to 1997; Director of retail operations at Dorney Park and Wildwater Kingdom from 1987-1992.
Brian Jenkins	(41)	Senior Vice President of Finance since April 2000; Vice President of Finance from April 1998 to April 2000; Regional Vice President of Finance for the former Six Flags from 1996 to 1998; Served in various financial positions with FoxMeyer Health Corporation from 1990 to 1996 most recently as Vice President of Business Development and Corporate Planning.
Walter S. Hawrylak	(55)	Senior Vice President since June 2002; Secretary since June 2001; Vice President since June 2000; prior to that he served as our Director of Administration since September 1999; served as Executive Vice President and Chief Financial Officer of Entercitement from May 1997 to September 1999; served as Vice President and Chief Financial Officer of Callaway Gardens from October 1995 to May 1997; served as Vice President and Chief Financial Officer at Universal Studios Hollywood from March 1994 to October 1995.
Charles Salemi	(38)	Senior Vice President of Marketing since September 2001; Regional Vice President of Marketing from January 2000 to September 2001; Director of Marketing for Six Flags Great America and Six Flags St. Louis from April 1997 to January 2000. Prior to that, Mr. Salemi worked in marketing for Ogden Entertainment Services and Ringling Bros. and Barnum and Bailey Circus.
James M. Coughlin	(51)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.

        Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in May 2003.

Risk Factors

        Set forth below are the principal risks that we believe are material to our security holders. We operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 1.

        FACTORS IMPACTING ATTENDANCE—LOCAL CONDITIONS, EVENTS, NATURAL DISASTERS, DISTURBANCES AND TERRORIST ACTIVITIES—CAN ADVERSELY IMPACT PARK ATTENDANCE.

        Lower attendance may be caused by various local conditions, events or natural disasters. In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks which negatively affect our image. This may result in a decrease in attendance at the affected parks. We work with local police authorities on security-related precautions to prevent these types of occurrences. We can make no assurance, however, that these precautions will be able to prevent any disturbances. We believe that our ownership of many parks in different geographic locations reduces the effects of these types of occurrences on our consolidated results.

        Our business and financial results were adversely impacted by the terrorist activities occurring in the United States on September 11, 2001. These activities resulted in a significant decrease in attendance at our parks during the four weekends immediately following September 11. Since October 1, 2002, our property insurance policies (which includes business interruption insurance) have not covered risks related to terrorist activities. We cannot predict what effect any further terrorist activities that may occur in the future may have on our business and results of operations.

        RISK OF ACCIDENTS—THERE IS THE RISK OF ACCIDENTS OCCURRING AT OUR PARKS OR COMPETING PARKS WHICH MAY REDUCE ATTENDANCE AND EARNINGS.

        Almost all of our parks feature "thrill rides." While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury at any of our parks or at parks operated by our competitors may reduce attendance at our parks, causing a decrease in revenues.

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents occurring at our domestic parks after November 15, 2002, our self-insured retention is $2.0 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $1.0 million per occurrence. For most prior domestic incidents, our policies did not provide for a self-insured retention. The self-insured retention relating to our international parks is nominal with respect to all applicable periods.

        ADVERSE WEATHER CONDITIONS—BAD WEATHER CAN ADVERSELY IMPACT ATTENDANCE AT OUR PARKS; OUR OPERATIONS ARE SEASONAL.

        Because most of the attractions at our theme parks are outdoors, attendance at our parks is adversely affected by bad weather. The effects of bad weather on attendance are more pronounced at our water parks. Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which negatively affects our revenues. Although we believe that our ownership of many parks in different geographic locations reduces the effect that adverse weather can have on our consolidated results, we believe our 2000 operating season results were adversely affected by abnormally cold and wet weather (particularly in June and July) at a large number of our U.S. parks and our 2001 operating results in Europe were adversely affected by inclement weather.

        Our operations are seasonal. More than 90% of our annual park attendance occurs during the spring, summer and early autumn months. By comparison, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

        MANAGEMENT OF GROWTH—WE MAY NOT BE ABLE TO MANAGE OUR GROWTH OR INTEGRATE ACQUISITIONS.

        We have experienced significant growth through acquisitions. We will continue to consider acquisition opportunities that arise, although we do not presently expect the same level of acquisition activity in the immediate future as existed in the past. These acquisitions could place a future strain on our operations and cash flow. Our ability to manage future acquisitions will depend on our ability to successfully evaluate new markets and investments, monitor operations, control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and integrate acquired businesses into our company.

        To fund future acquisitions, we may need to borrow more money or assume the debts of acquired companies. To incur any additional debt, we must comply with the restrictions contained in any indebtedness we may have at that time. If these restrictions are not met and we do not receive necessary consents or waivers of these restrictions, we may be unable to make future acquisitions.

        If we do purchase additional theme parks, such purchases may negatively affect our operations, at least in the short term. Further, we cannot guarantee that any future acquisition will generate the earnings or cash flow we expect. In connection with any future acquisitions, unexpected liabilities might arise and the planned benefits may not be realized.

        COMPETITION—THE THEME PARK INDUSTRY COMPETES WITH NUMEROUS ENTERTAINMENT ALTERNATIVES.

        Our parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, sports attractions and vacation travel. Our business is also subject to factors that affect the recreation and leisure industries generally, such as general economic conditions and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment.

        KEY PERSONNEL—THE LOSS OF KEY PERSONNEL COULD HURT OUR OPERATIONS.

        Our success depends upon the continuing contributions of our executive officers and other key operating personnel, including Kieran E. Burke, our Chairman and Chief Executive Officer, and Gary Story, our President and Chief Operating Officer. The complete or partial loss of their services or the services of other key personnel could adversely affect our business. The employment agreements we have with Mr. Burke and Mr. Story expire on December 31, 2003. While we expect to extend those contracts during 2003, we cannot be certain that we will be able to retain their services during, or after the expiration of, the term of these agreements.

        INTERNATIONAL OPERATIONS—OUR INTERNATIONAL OPERATIONS HAVE ADDITIONAL RISKS.

        We operate eight parks in Europe, one park in Mexico and one in Canada. We also may acquire additional parks in international locations. There are risks to which we are subject that are inherent in operating abroad. Some examples of these risks include:

  •
  problems in staffing and managing foreign operations;

  •
  fluctuations in currency exchange rates;

  •
  impacts on attendance as a result of local economic conditions;

  •
  political risks;

  •
  unexpected changes in regulatory requirements; and

  •
  adverse tax consequences in locations with different tax laws.

        PURPORTED CLASS ACTION LITIGATION—WE ARE A DEFENDANT IN A PURPORTED CLASS ACTION LITIGATION RELATING TO SECURITY AND OTHER PRACTICES AT ONE OF OUR PARKS.

        We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, AMENDAREZ V. SIX FLAGS THEME PARKS, INC., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our park in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. They seek compensatory and punitive damages in unspecified amounts, and injunctive and other relief. There has been limited discovery on class issues, but the litigation has been stayed pending mediation; in the absence of a negotiated resolution, the litigation is expected to resume. If the litigation resumes, we intend to continue vigorously defending the case. We cannot predict the outcome, however, we do not believe it will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        SUBSTANTIAL LEVERAGE—OUR HIGH LEVEL OF INDEBTEDNESS AND OTHER MONETARY OBLIGATIONS REQUIRE THAT A SIGNIFICANT PART OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND THESE OTHER OBLIGATIONS.

        We have a high level of debt. As of December 31, 2002, together with our subsidiaries we had a combined total of approximately $2,313.8 million of indebtedness. However, none of our public debt matures prior to June 2007 and none of the facilities under our credit agreement matures before June 30, 2008, except that the maturity of the term loan will shorten to various dates between December 31, 2006 and December 31, 2008, if prior to such dates (i) three public note issues are not repaid or refinanced or (ii) our outstanding preferred stock is not converted or redeemed. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources." The total cash interest on our debt in the twelve months ended December 31, 2002 was approximately $175.9 million. In addition, the annual dividend requirements on our outstanding preferred stock totals approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock. We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million in the aggregate at December 31, 2002), plus accrued and unpaid dividends.

        At December 31, 2002, we had approximately $36.6 million of unrestricted cash and cash equivalents and $75.1 million of restricted cash (as discussed below). As of that date, we had $375.4 million available under our credit facility.

        In addition to making interest payments on debt and dividend payments on our preferred stock, we must satisfy the following obligations with respect to Six Flags Over Georgia and Six Flags Over Texas:

  •
  We must make annual distributions to our partners in these Partnership Parks, which will amount to approximately $52.2 million in 2003 (of which we will receive $16.4 million in 2003 as a result of our ownership interest in the parks) with similar amounts (adjusted for changes in cost of living) payable in future years.

  •
  We must spend a minimum of approximately 6% of each park's annual revenues over specified periods for capital expenditures.

  •
  Each year we must offer to purchase a specified maximum number of partnership units from our partners in these Partnership Parks, which in 2002 resulted in an aggregate payment by us of approximately $0.9 million. The maximum amount that we could be required to purchase in 2003 will be approximately $159.1 million.

        We expect to use cash flow from the operations at these parks to satisfy our annual distribution and capital expenditure obligations with respect to the partnership parks before we use any of our other funds. In addition, at December 31, 2002 we had deposited in escrow until April 2003 approximately $75.1 million which can be used to satisfy these obligations. After April 1, 2003, this amount becomes unrestricted. The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

        Our high level of debt and other obligations could have important negative consequences to us and investors in our securities. These include:

  •
  We may not be able to satisfy all of our obligations.

  •
  We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancings or other purposes.

  •
  We will have to use a significant part of our cash flow to make payments on our debt, to pay the dividends on preferred stock (if we choose to pay them in cash), and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

  •
  Adverse economic or industry conditions may have more of a negative impact on us.

        We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. We expect to refinance all or some of our debt or secure new financing. We cannot be sure that we will be able to obtain the refinancing or new financing on reasonable terms or at all. We have agreed in our credit agreement and the indentures covering our outstanding notes to limit the amount of additional debt we will incur.

        If we breach any of the covenants contained in our credit facility or the indentures relating to our senior notes, the principal of and accrued interest on the applicable debt would become due and payable. In addition, that default could constitute a cross-default under the instruments governing our other indebtedness. In that case, substantially all of our other indebtedness would also become due and payable. We may not be able to repay all those amounts, and the lenders could initiate legal proceedings against us.

        HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF SOME OF OUR SUBSIDIARIES IS LIMITED

        We are a holding company whose primary assets consist of shares of stock or other equity interests in our subsidiaries, and we conduct substantially all of our current operations through our subsidiaries. Almost all of our income is derived from our subsidiaries. Accordingly, we will be dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on our indebtedness.

        Other than our holdings in the Partnership Parks, all of our current operations are conducted by subsidiaries of Six Flags Operations, our principal direct wholly owned subsidiary. We may, in the future, transfer other assets to Six Flags Operations or other entities owned by us. Our credit agreement limits the ability of Six Flags Operations to pay dividends or make other distributions to us. Under our credit agreement, Six Flags Operations is permitted to make dividends to us from cash generated by operations of up to $75.0 million. Additional cash distributions to us by Six Flags Operations and its subsidiaries generally are limited to an amount equal to the sum of:

  •
  cash interest payments on the public notes issued Six Flags, Inc.;

  •
  payments we are required to make under our agreements with our partners at the Partnership Parks; and

  •
  cash dividends on our preferred stock.

        In addition, Six Flags Operations may not make cash distributions to us unless it is in compliance with the financial and other covenants set forth in the credit facility and it is not otherwise in default thereunder.

        SHARES ELIGIBLE FOR FUTURE SALE—THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO POSSIBLE SALES OF SHARES

        As of March 3, 2003, there were approximately 92.6 million shares of our common stock outstanding, all of which are transferable without restriction or further registration under the Securities Act of 1933, except for any shares held by our affiliates. We also have outstanding options held by management and directors to purchase approximately 7.5 million shares and under our current option plans we may issue options to purchase an additional 4.7 million shares.

        In addition, our outstanding shares of preferred stock are convertible into 13.8 million shares of common stock. We may also issue additional shares of common stock to pay quarterly dividend payments on our outstanding preferred stock. The sale or expectation of sales of a large number of shares of common stock or securities convertible into common stock in the public market might negatively affect the market price of our common stock.

Available Information

        Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (www.sixflags.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Set forth below is a brief description of our material real estate at March 1, 2003:

Six Flags America, Largo, Maryland—515 acres (fee ownership)
Six Flags AstroWorld, Houston, Texas—99 acres (fee ownership)
Six Flags Belgium, Brussels, Belgium—120 acres (fee ownership)
Six Flags Darien Lake, Darien Center, New York—980 acres (fee ownership)
Six Flags Elitch Gardens, Denver, Colorado—67 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas—206 acres (fee ownership)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey—2,200 acres (fee ownership)
Six Flags Great America, Gurnee, Illinois—440 acres (fee ownership)
Six Flags Holland, Biddinghuizen, The Netherlands—390 acres (fee ownership and leasehold interest)(1)
Six Flags Hurricane Harbor, Arlington, Texas—47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California—12 acres (fee ownership)
Six Flags Kentucky Kingdom, Louisville, Kentucky—58 acres (fee ownership and leasehold interest)(2)
Six Flags Magic Mountain, Valencia, California—260 acres (fee ownership)
Six Flags Marine World, Vallejo, California—138 acres (long-term leasehold interest at nominal rent)
Six Flags Mexico, Mexico City, Mexico—107 acres (occupied pursuant to concession agreement)(3)
Six Flags New England, Agawam, Massachusetts—230 acres (substantially all fee ownership)
Six Flags New Orleans, New Orleans, Louisiana—206 acres (fee ownership and leasehold interest)(4)
Six Flags Over Georgia, Atlanta, Georgia—280 acres (leasehold interest)(5)
Six Flags Over Texas, Arlington, Texas—200 acres (leasehold interest)(5)
Six Flags St. Louis, Eureka, Missouri—497 acres (fee ownership)
Six Flags White Water Atlanta, Marietta, Georgia—69 acres (fee ownership)(6)
Six Flags Worlds of Adventure, Aurora, Ohio—690 acres (fee ownership)
Bellewaerde, Ieper, Belgium—130 acres (fee ownership)
Enchanted Village and Wild Waves, Seattle, Washington—65 acres (leasehold interest)(7)
Frontier City, Oklahoma City, Oklahoma—109 acres (fee ownership)
La Ronde, Montreal, Canada—146 acres (leasehold interest)(8)
The Great Escape, Lake George, New York—368 acres (fee ownership)
Splashtown, Spring, Texas—60 acres (fee ownership)
Walibi Aquitaine, Roquefort, France—74 acres (fee ownership)
Walibi Lorraine, Metz, France—375 acres (leasehold interest)(9)
Walibi Rhone-Alpes, Les Avenières, France—86 acres (fee ownership)
Warner Bros. Movie World Germany, Bottrop, Germany—148 acres (fee ownership and leasehold interest)(10)
Waterworld/Concord, Concord, California—21 acres (leasehold interest)(11)
Waterworld/Sacramento, Sacramento, California—14 acres (leasehold interest)(12)
White Water Bay, Oklahoma City, Oklahoma—22 acres (fee ownership)
Wyandot Lake, Columbus, Ohio—18 acres (leasehold interest)(13)

(1)
A substantial portion of the land is leased from a governmental agency with a term expiring in 2018. An undeveloped portion of the land is also leased on a year-to-year basis. The balance is owned.
(2)
Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us.
(3)
The concession agreement is with the Federal District of Mexico City. The agreement expires in 2017.
(4)
The site on which the park is located is leased from the Industrial Development Board of the City of New Orleans. The lease expires in 2077.
(5)
Lessor is the limited partner of the partnership that owns the park. The leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor not previously acquired.
(6)
Owned by the partnership that operates Six Flags Over Georgia.
(7)
The site is leased from the prior owner. The base term of the lease expires in 2030 and we have renewal options covering an additional 46 years.
(8)
The site is leased from the City of Montreal. The lease expires in 2065.
(9)
The site is leased from a public authority. The lease expires in 2086.

(10)
Approximately 7% of the site is owned. The balance is leased from multiple landlords with lease terms in most cases ranging between 60 and 99 years.
(11)
The site is leased from the City of Concord. The lease expires in 2025 and we have five five-year renewal options.
(12)
The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by us for an additional ten-year term.
(13)
The site is subleased from the Columbus Zoo. The lease expires in 2003 and we have renewal options with an aggregate 5 year term. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

        We have granted to our lenders under our $1.0 billion credit facility a mortgage on substantially all of our United States properties.

        In addition to the foregoing, we lease office space and a limited number of rides and attractions at our parks. See Note 12 to Notes to Consolidated Financial Statements.

        We consider our properties to be well-maintained, in good condition and adequate for their present uses and business requirements.

ITEM 3.    LEGAL PROCEEDINGS

        The nature of the industry in which we operate tends to expose us to claims by visitors, generally for injuries. Historically, the great majority of these claims have been minor. While we believe that we are adequately insured against visitors' claims, if we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

        In December 1998, a final judgment of $197.3 million in compensatory damages was entered against Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and, in October 2001, the order of the Georgia Court of Appeals affirming the punitive damages judgment was vacated by the United States Supreme Court. In 2002, the Georgia Court of Appeals reinstated the punitive damages judgment and the reinstatement was upheld by the Georgia Supreme Court. The reinstatement of the punitive damage award is being appealed to the United States Supreme Court. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al v. Time Warner Entertainment Company, LP et al based on certain disputed partnership affairs prior to our acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify us from any and all liabilities arising out of this litigation.

        We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. See "Business—Risk Factors—Purported Class Action Litigation—We are a defendant in a purported class action litigation relating to security and other practices at one of our parks."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "PKS." Set forth below are the high and low sales prices for the Common Stock as reported by the NYSE since January 1, 2000.

Year	Quarter	High	Low
2003	First (through March 3, 2003)	7	4 7/8
2002	Fourth Third Second First	7 7/16 15 1/4 18 11/16 18 3/8	3 3 3/8 13 12 1/2
2001	Fourth Third Second First	16 23 5/8 23 3/4 23 1/16	11 1/2 10 5/16 17 13/16 16 3/8

        As of March 3, 2003, there were 833 holders of record of our Common Stock. We paid no cash dividends on our Common Stock during the two years ended December 31, 2002. We do not anticipate paying any cash dividends on our Common Stock during the foreseeable future. The indentures relating to our 8 7/8% Senior Notes due 2010, 9 1/2% Senior Notes Due 2009, 10% Senior Discount Notes Due 2008 and 9 3/4% Senior Notes due 2007 limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

        In 1998, we acquired the former Six Flags and substantially all of the capital stock of Walibi. In May 1999, we acquired Six Flags Mexico (formerly Reino Aventura) and two water parks, one of which is owned by a Partnership Park and not consolidated. In November 1999, we acquired Warner Bros. Movie World Germany, the operating season of which ended prior to the acquisition. In December 2000, we acquired Enchanted Village. In February and May 2001, respectively, we acquired the former Sea World of Ohio and La Ronde. In August 2002, we acquired Six Flags New Orleans (formerly Jazzland). In each case, the operations of the acquired parks are reflected only for the periods subsequent to their respective acquisition dates. See Note 2 to Notes to Consolidated Financial Statements.

	(In thousands, except per share data)
	2002	2001	2000	1999	1998(1)
Revenue	$1,037,933	$1,045,964	$1,006,981	$926,984	$792,703
Depreciation and amortization	151,849	199,800	179,989	154,264	109,841
Equity in operations of theme park partnerships	15,664	21,512	11,833	26,180	24,054
Interest expense, net	228,066	223,394	224,767	169,441	115,849
Income tax expense (benefit)	(4,062)	(7,195)	5,622	24,460	40,716
Income (loss) before extraordinary loss	(26,109)	(49,573)	(51,959)	(19,230)	35,628
Extraordinary loss on extinguishment of debt, net of tax effect	(18,535)	(8,529)	—	(11,296)	(788)
Net income (loss) before cumulative effect of a change in accounting principle	(44,644)	(58,102)	(51,959)	(30,526)	34,840
Cumulative effect of a change in accounting principle	(61,054)	—	—	—	—
Net income (loss)	(105,698)	(58,102)	(51,959)	(30,526)	34,840
Net loss—pro forma	N/A	N/A	N/A	N/A	(51,160)
Net income (loss) applicable to common stock	(127,668)	(84,617)	(75,247)	(53,814)	17,374
Per Share(2):
Income (loss) before extraordinary loss:
Basic	(.52)	(.85)	(.96)	(.55)	.27
Diluted	(.52)	(.85)	(.96)	(.55)	.26
Pro forma(3)	N/A	N/A	N/A	N/A	(.98)
Extraordinary loss, net of tax effect:
Basic	(.20)	(.10)	—	(.14)	(.01)
Diluted	(.20)	(.10)	—	(.14)	(.01)
Pro forma(3)	N/A	N/A	N/A	N/A	(.01)
Cumulative effect of a change in accounting principle	(.66)	—	—	—	—
Net income (loss):
Basic	(1.38)	(.95)	(.96)	(.69)	.26
Diluted	(1.38)	(.95)	(.96)	(.69)	.25
Pro forma(3)	N/A	N/A	N/A	N/A	(.99)
Cash Dividends—Common Stock	—	—	—	—	—
Net cash provided by operating activities	204,483	183,291	176,161	197,349	119,010
Net cash used in investing activities	(171,545)	(284,041)	(337,063)	(506,178)	(1,664,883)
Net cash provided (used) by financing activities	(52,966)	111,415	66,949	49,488	1,861,098
Total assets	4,245,158	4,246,142	4,191,339	4,161,572	4,052,465
Long-term debt(4)	2,313,804	2,247,069	2,322,313	2,204,988	2,064,189
EBITDA(5)	348,762	358,132	369,289	319,031	235,240
Adjusted EBITDA(6)	382,649	402,521	402,496	363,219	258,943

(1)
Our reported results in 1998 were materially affected by two significant acquisitions. In March 1998, we acquired a controlling interest in Walibi S.A. and in April of that year we acquired the former Six Flags. The timing of these acquisitions, when coupled with the seasonality of our business, resulted in our recognizing substantially all of the revenues of the acquired parks (which represented 61.2% of our revenues for the year ended December 31, 1998) while excluding almost all of their pre-season expenses. Had the Walibi and Six Flags acquisitions and the related financings occurred on January 1, 1998, pro forma revenues for 1998 would have been $817,049,000; pro forma income from operations would have been $91,754,000; pro forma loss before extraordinary loss would have been $51,160,000; and pro forma Adjusted EBITDA would have been

  $258,943,000. Subsequent acquisitions have not materially affected our annual results. See Note 2 to our Notes to Consolidated Financial Statements.

(2)
All per share data has been retroactively adjusted to give effect to a two-for-one stock split consummated in July 1998.

(3)
Includes results of operations of the former Six Flags and Walibi as if the acquisitions and associated financings had occurred on January 1, 1998. See Note 1.

(4)
Includes current portion.

(5)
EBITDA is defined as income before extraordinary loss, before interest expense, net of interest income, income tax expense (benefit), noncash compensation, depreciation and amortization, equity in operations of theme parks and other income (expense), (including minority interest and gain or loss on sale of assets). We have included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by GAAP and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of our operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements. For 1998 only, EBITDA is shown on a pro forma basis as if the former Six Flags and Walibi had been acquired on January 1, 1998. EBITDA for 2002 would have been $351.5 million without giving effect to the acquisition of the former Jazzland in August of that year.

(6)
Adjusted EBITDA is defined as our EBITDA plus our share (based on our ownership interests) of the EBITDA of the Partnership Parks. This is calculated by adding the interest and depreciation and amortization expense associated with those parks to our equity in operations of theme parks. For 1998 only Adjusted EBITDA is determined on a pro forma basis as if the former Six Flags, Walibi and our interests in the Partnership Parks had been acquired on January 1, 1998. Adjusted EBITDA for 2002 would have been $385.4 without giving effect to the acquisition of the former Jazzland in August of that year.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Our revenue is derived from the sale of tickets for entrance to our parks (approximately 54.7%, 54.6% and 54.1% in 2002, 2001 and 2000, respectively) and the sale of food, merchandise, games and attractions inside our parks, as well as sponsorship and other income (approximately 45.3%, 45.4% and 45.9% in 2002, 2001 and 2000, respectively). Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing us with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

        The comparability of our results between periods is impacted by the timing of the acquisitions we make. Results of operations for 2002 include the results of Jazzland (now Six Flags New Orleans) from its acquisition date of August 23, 2002. Results of operations for 2001 include the results of the former Sea World of Ohio from February 9, 2001, and of La Ronde from May 2, 2001, their respective acquisition dates. Results of operations for 2000 include the results of Enchanted Village and Wild Waves from December 2000, its acquisition date.

        We believe that opportunities exist to acquire additional theme parks. We also intend to continue the addition of the rides and attractions and overall improvement of our parks to maintain and enhance their appeal, although the level of our expenditure in this respect is expected to be lower in the next several years than had previously been the case. We believe this strategy has contributed to increased attendance, lengths of stay and in-park spending and, therefore, profitability.

Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property and Equipment

        Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases in which we determine that the useful life of property and equipment should be shortened, we depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. A reduction in the useful life of the property and equipment utilized in the operations of our theme park partnerships similarly increases depreciation expense related to such investments and thereby reduce equity in operations of theme parks.

Accounting for income taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as differing depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (principally net operating loss carryforwards) will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

        Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $1.2 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our consolidated financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill

        Through December 31, 2001, we had assessed the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we considered important which could have triggered an impairment review included the following:

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

        Through that date, when we determined that the carrying value of long-lived assets and related goodwill may not have been recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets amounted to $3,948.1 million including goodwill and other intangible assets of $1,146.8 million as of December 31, 2002. Long-lived assets included property and equipment, investment in the park partnerships and intangible assets.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, as of January 1, 2002, we ceased amortizing approximately $1.2 billion of goodwill. We had recorded approximately $57.3 million of goodwill amortization (including equity method goodwill, exclusive of tax effect) on these amounts during 2001 and would have recorded a comparable amount of amortization during 2002. Had SFAS No. 142 been in effect during 2001 and 2000, the net loss applicable to common stock for the year would have decreased to $27.3 million (or $0.31 per basic share) and $19.9 million (or $0.25 per basic share), respectively. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142. Our unamortized goodwill after impairment is $1,122.7 million. See Note 1(j) to Notes to Consolidated Financial Statements.

Results of Operations

Years Ended December 31, 2002 and 2001

        Revenue.    Revenue in 2002 totaled $1,037.9 million compared to $1,046.0 million for 2001, representing a 0.8% decrease. This decrease reflects a 7.8% decrease in attendance at the consolidated parks. The attendance shortfall was most pronounced at three parks, reflecting the impact of the difficult economy, particularly in group outings business, and other market specific performance issues. This attendance shortfall was offset in part by a 7.6% increase in total per capita spending, reflecting growth both in admission per capita and in-park and other revenue per capita. Excluding revenues at the former Jazzland (now Six Flags New Orleans) acquired on August 23, 2002, revenues in 2002 would have decreased $9.3 million (or 0.9%).

        Operating expenses.    Operating expenses for 2002 increased $4.2 million (1.0%) compared to expenses for 2001. The increase resulted from the inclusion for the entire 2002 year of the former Sea World of Ohio, which was acquired in February 2001, and La Ronde, acquired in May 2001, as well as the inclusion in 2002 of expenses at Jazzland subsequent to the August 23, 2002 acquisition of that park. The Sea World facility was combined with our adjacent Six Flags park in 2001 after its acquisition. Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 year and excluding expenses at Jazzland for 2002, operating expenses in 2002 would have decreased $2.4 million (0.6%) as compared to the pro forma prior year.

        Selling, general and administrative; noncash compensation.    Selling, general and administrative expenses for 2002 decreased $0.3 million compared to comparable expenses for 2001. Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 year and excluding expenses at Jazzland for 2002, selling, general and administrative expenses in 2002 would have decreased $1.9 million (1.0%) as compared to the pro forma prior year. Noncash compensation expense was $0.6 million greater than the prior year, reflecting the increased amortization associated with prior year restricted stock awards, which have now been fully amortized, and director stock options.

        Costs of products sold.    Costs of products sold in 2002 decreased $2.5 million compared to costs for 2001, reflecting the slight decrease in theme park food, merchandise and other revenue in 2002. As a percentage of theme park food, merchandise and other revenue, costs of products sold were approximately 18.8% and 19.2%, respectively, in 2002 and 2001.

        Depreciation and amortization; interest expense, net of interest income; other income (expense).    Depreciation and amortization expense for 2002 decreased $48.0 million compared to 2001. The decrease compared to the 2001 level was attributable to the elimination of amortization of goodwill in 2002 (see "Critical Accounting Issues—Valuation of Long-lived and Intangible Assets and Goodwill" and Note 1 to Notes to Consolidated Financial Statements), offset in part by a $8.4 million increase in depreciation expense in 2002. Interest expense, net increased $4.7 million compared to 2001. The increase compared to interest expense, net for 2001 resulted primarily from a decrease in 2002 in interest income compared to the prior year as well as the short-term effects of our February 2002 refinancing of $450.0 million of debt with the proceeds of our issuance of $480.0 million principal amount of 8 7/8% Senior Notes due 2010. Because the related redemption of the refinanced notes was not effected until April 1, 2002, interest expense on these notes continued to accrue through the end of the first quarter of 2002. Other expense increased $0.8 million in 2002 compared to the prior year.

        Equity in operations of theme parks.    Equity in operations of theme park partnerships reflects our share of the income or loss of Six Flags Over Texas (we have a 36% effective ownership) and Six Flags Over Georgia, including White Water Atlanta (we have a 25% effective ownership), and the lease of Six Flags Marine World. Our minority investment in Warner Bros. Movie World Madrid is accounted for under the cost method and did not affect equity in operations in 2002. During 2002, equity in operations of theme parks decreased $5.8 million compared to 2001, primarily as a result of reduced attendance and revenues at two of these parks in 2002.

        Income tax benefit (expense).    Income tax benefit was $4.1 million for 2002 compared to a $7.2 million benefit for 2001. Prior to 2002, our effective tax rate was adversely affected from the result of permanent differences associated with goodwill amortization for financial purposes, the lesser amount of amortization that is deductible for tax purposes and from nondeductible compensation expense associated with conditional stock options and restricted stock grants. During 2002, our effective tax rate was adversely impacted by such nondeductible compensation expense and the limited recognition of tax benefits from our European operations.

        At December 31, 2002, we estimated that we had approximately $1,041.0 million of net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of our Federal income tax returns and those of our subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Although no assurance can be given as to the timing or amount of the availability of such NOLs to us and our subsidiaries, we anticipate that it is more likely than not that virtually all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

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

        Depreciation and amortization; interest expense, net of interest income; other income (expense).    Depreciation and amortization expense for 2001 increased $19.8 million compared to 2000. The increase compared to the prior-year level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio and our on-going capital program. Interest expense, net decreased $1.4 million compared to 2000. The decrease compared to interest expense, net for the prior-year resulted from lower average interest rates and lower average debt balances. Other expense decreased in 2001 by $5.5 million compared to 2000 due to a reduced level of asset dispositions in 2001.

        Equity in operations of theme parks.    Equity in operations of theme parks reflects our share of the income or loss of Six Flags Over Texas (we have a 36% effective ownership) and Six Flags Over Georgia, including White Water Atlanta (we have a 25% effective ownership), and the lease of Six Flags Marine World. During 2001, equity in operations of theme parks increased $9.7 million compared to 2000, primarily as a result of improved attendance and revenue performance at Six Flags Over Texas and Six Flags Marine World over the prior year.

        Income tax benefit (expense).    Income tax benefit was $7.2 million for 2001 compared to a $5.6 million expense for 2000. During 2001, our effective tax rate was adversely affected from the result of permanent differences associated with goodwill amortization for financial purposes, the lesser amount of amortization that is deductible for tax purposes and from nondeductible compensation expense associated with conditional stock options and restricted stock grants. Additionally during 2001, we reorganized our European organizational structure which reduced the effective tax rate in Europe.

Liquidity, Capital Commitments and Resources

        At December 31, 2002, our total debt aggregated $2,313.8 million, of which approximately $20.1 million was scheduled to mature prior to December 31, 2003. Based on interest rates at

December 31, 2002 for floating rate debt and after giving effect to the interest rate swaps described below, annual cash interest payments for 2003 on total debt at December 31, 2002 will aggregate approximately $180.4 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.

        Our debt at December 31, 2002 included $1,665.4 million of fixed-rate senior notes, with staggered maturities ranging from 2007 to 2010, $615.0 million under our credit facility and $33.4 million of other indebtedness. Our credit facility includes a $600.0 million term loan (all of which was outstanding at December 31, 2002); a $100.0 million multicurrency reducing revolver facility (none outstanding at that date) and a $300.0 million working capital revolver ($15.0 million outstanding at that date). The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the credit facility, the maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if prior to such dates (i) we do not repay or refinance three issues of public debt or (ii) our outstanding preferred stock is not converted or redeemed. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 6 and 9 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

        At December 31, 2002, we had approximately $36.6 million of unrestricted cash, $75.1 million of restricted cash (available to fund obligations relating to the Partnership Parks described below) and $375.4 million available under our credit facility.

        Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolving credit portion of our credit agreement in order to fund off season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. We are currently in compliance with all of these conditions. If we were to become unable to borrow under the facility, we would likely be unable to pay in full our off-season obligations. The working capital facility expires in June 2008. The terms and availability of our credit facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

        During the year ended December 31, 2002, net cash provided by operating activities was $204.5 million. Net cash used in investing activities in 2002 totaled $171.5 million, consisting primarily of capital expenditures for the 2003 and 2002 seasons, investments in Movie World Madrid and other theme park partnerships and the cash portion of the purchase of Six Flags New Orleans. Net cash used in financing activities in 2002 was $53.0 million, representing the redemption of two public debt issuances on April 1, 2002, open market purchases of certain of our public debt and cash dividends paid on our preferred stock, offset by the proceeds of the 2002 debt offering.

        As more fully described in "Business—Six Flags Over Georgia and Six Flags White Water Atlanta" and "—Six Flags Over Texas and Six Flags Hurricane Harbor," in connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2026, in the case of the Georgia park and 2027, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $52.2 million in 2003 (subject to cost of living adjustments in subsequent years)

to partners in these two Partnerships Parks (of which we will be entitled to receive in 2003 approximately $16.4 million based on our present ownership of 25.0% of the Georgia partnership and 35.6% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

        We plan to make approximately $8.8 million of capital expenditures at these parks for the 2003 season, an amount in excess of the minimum required expenditure. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2003 is an aggregate of approximately $159.1 million, representing approximately 30.0% of the outstanding units of the Georgia park and 22.7% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $30.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $61.9 million of aggregate EBITDA during 2002. In addition, we had $75.1 million in a dedicated escrow account at December 31, 2002 (classified as a restricted-use investment) available to fund these obligations and the obligation to purchase units. The escrow arrangement terminates on April 1, 2003. At December 31, 2002, we had total loans outstanding of $104.2 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme parks.

        By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At December 31, 2002, these partnerships had outstanding $39.8 million of third-party indebtedness (including $9.3 million of borrowings under working capital revolving facilities at that date), of which $18.3 million (including the working capital facilities' borrowings) matures prior to December 31, 2003. We expect that cash flow from operations at each of the Partnership Parks will be adequate to satisfy its debt obligations.

        Our previous property insurance policies expired in September 2002 and our liability insurance policies expired in November 2002. The replacement insurance policies we obtained do not cover risks to property related to terrorist activities (which were not excluded from the prior property insurance policies), require higher premiums and have larger self insurance retentions than the previous policies. The current policies expire in September and November 2003. Due in large part to the continuing effects of the September 11, 2001 terrorist attack upon the insurance industry, we cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

        Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2002 (in thousands):

	Payment Due by Period
Contractual Obligation	2003	2004-2006	2007-2009	2010 and beyond	Total
Long term debt(1)	$5,072	31,586	1,795,392	480,313	2,312,363
PIERS(2)	—	—	287,500	—	287,500
Real estate and operating leases(3)	6,930	19,393	21,890	105,285	153,498
Total	$12,002	50,979	2,104,782	585,598	2,753,361

        In addition to the debt, preferred stock and lease obligations set forth above and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2002, license fees for our international parks aggregated $2.4 million. We have prepaid approximately $6.8 million of the international license fees.

        Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2003 and beyond will be made on a discretionary basis. We plan on spending approximately $130 million on capital expenditures for the 2003 season, including the expenditures at the Partnership Parks.

        The degree to which we are leveraged could adversely affect our liquidity. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.

        We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. We expect to refinance all or a portion of our existing debt on or prior to maturity or to seek additional financing. In addition, our anticipated cash flows could be materially adversely affected by the occurrence of certain of the risks described in "Business—Risk Factors." In that case, we would need to seek additional financing.

(1)
Includes capital lease obligations. Payments shown at principal amount. Payments shown do not include interest payments or principal payments on our working capital revolver, borrowings under which aggregated $15.0 million at December 31, 2002. The $300.0 million working capital revolver must be repaid in full for 30 consecutive days in each year. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2002.

(2)
Amount shown excludes annual dividends of approximately $20.8 million, which we are permitted to pay in either cash or common stock. The amount shown for the 2009 cash redemption obligations assumes no conversion of PIERS prior thereto.

(3)
Assumes for lease payments based on a percentage of revenues, future payments at 2002 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2002.

        We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        We are party to three interest rate swap agreements that for the term of the applicable agreements (ranging from March 2005 to June 2005) effectively convert our $600.0 million term loan into a fixed rate obligation. Our term loan borrowings bear interest at 2.25% above the LIBOR rate. Our interest rate swap agreements effectively "lock-in" the LIBOR component at rates ranging from 5.13% to 6.07% and average 5.46% until March 6, 2003, and then 2.065% to 3.50% and average 3.01%. The counterparties to these agreements are major financial institutions, which minimizes the credit risk.

Interest Rate and Debt Sensitivity Analysis

        The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2002. The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

        At December 31, 2002, we had debt totaling $2,313.8 million, of which $1,695.3 million represents fixed-rate debt and the balance represents floating-rate debt. Of the floating-rate debt, $600.0 million principal amount is subject to interest rate swap agreements. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

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

        Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to our interest rate swap agreements and assuming an average annual balance on our working capital revolver, the pre-tax operations and cash flows impact resulting from a one percentage point increase in interest rates would be less than $0.9 million.

Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt would be reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement became effective on January 1, 2003 in our case. Upon adoption, we will reclassify the extraordinary losses incurred in prior periods ($18.5 million, net of tax benefit of $11.4 million in 2002 and $8.5 million, net of tax benefit of $5.2 million in 2001) as pretax items. The adoption of this statement did not modify or adjust net loss for any period and not impact our compliance with various debt covenants.

        The FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in June 2002. The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 had no effect on our consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are included in the notes to the accompanying consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements. The adoption of Statement No. 148 did not have an impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the provisions of the Interpretation. We do not expect the adoption to have a material impact on our consolidated results of operations. See Note 4 to Notes to Consolidated Financial Statements discusses the Partnership Parks. These parks may be subject to consolidation as a result of the adoption of Interpretation No. 46.

ITEM 7A.    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 38 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)  Identification of Directors

        Incorporated by reference from the information captioned "Proposal 1: Election of Directors" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2003.

        (b)  Identification of Executive Officers

        Information regarding executive officers is included in Item 1 of Part I herein.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from the information captioned "Executive Compensation" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a),  (b) Incorporated by reference from the information captioned "Stock Ownership of Management and Certain Beneficial Holders" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2003.

        (c)  Changes in Control

  None.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the information captioned "Certain Transactions" included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2003.

ITEM 14.    CONTROLS AND PROCEDURES

        (a)  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. These controls are designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Within 90 days prior to the filing date of this annual report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

        (b)  There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2003

SIX FLAGS, INC.
By:	/s/ KIERAN E. BURKE Kieran E. Burke Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ KIERAN E. BURKE Kieran E. Burke	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2003
/s/ GARY STORY Gary Story	President, Chief Operating Officer and Director	March 25, 2003
/s/ JAMES F. DANNHAUSER James F. Dannhauser	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 25, 2003
/s/ PAUL A. BIDDELMAN Paul A. Biddelman	Director	March 25, 2003
/s/ MICHAEL E. GELLERT Michael E. Gellert	Director	March 25, 2003
/s/ FRANCOIS LETACONNOUX Francois Letaconnoux	Director	March 25, 2003
/s/ STANLEY S. SHUMAN Stanley S. Shuman	Director	March 25, 2003

CERTIFICATION

PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kieran E. Burke, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Six Flags, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ KIERAN E. BURKE Kieran E. Burke Chairman and Chief Executive Officer

CERTIFICATION

PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James F. Dannhauser, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Six Flags, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JAMES F. DANNHAUSER James F. Dannhauser Chief Financial Officer

SIX FLAGS, INC.

Index to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors and Stockholders
Six Flags, Inc.:

        We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1(j) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002. As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                      KPMG LLP

Oklahoma City, Oklahoma
February 28, 2003

SIX FLAGS, INC.

Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$36,640,000	53,534,000
Accounts receivable	40,019,000	35,470,000
Inventories	34,648,000	26,275,000
Prepaid expenses and other current assets	30,628,000	40,455,000
Restricted-use investment securities	75,111,000	—

Total current assets	217,046,000	155,734,000
Other assets:
Debt issuance costs	51,752,000	45,490,000
Restricted-use investment securities	—	75,169,000
Deposits and other assets	28,286,000	32,110,000

Total other assets	80,038,000	152,769,000
Property and equipment, at cost	3,025,049,000	2,801,356,000
Less accumulated depreciation	624,961,000	465,656,000

	2,400,088,000	2,335,700,000
Investment in theme parks	401,201,000	388,273,000
Intangible assets net of accumulated amortization	1,146,785,000	1,213,666,000

Total assets	$4,245,158,000	4,246,142,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,650,000	33,056,000
Accrued compensation, payroll taxes and benefits	12,006,000	12,647,000
Accrued interest payable	38,345,000	30,674,000
Deferred income	15,409,000	15,237,000
Other accrued liabilities	45,534,000	38,548,000
Current portion of long-term debt	20,072,000	24,627,000

Total current liabilities	174,016,000	154,789,000
Long-term debt	2,293,732,000	2,222,442,000
Other long-term liabilities	54,704,000	33,496,000
Deferred income taxes	83,021,000	109,926,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	279,993,000	278,867,000
Stockholders' equity
Preferred stock, 5,000,000 shares authorized; 11,500 issued and outstanding	—	—
Common stock, $.025 par value, 150,000,000 shares authorized, 92,616,528 and 92,417,713 shares issued and outstanding at December 31, 2002 and 2001, respectively	2,315,000	2,310,000
Capital in excess of par value	1,747,324,000	1,744,134,000
Accumulated deficit	(338,674,000)	(211,006,000)
Deferred compensation	—	(6,950,000)
Accumulated other comprehensive income (loss)	(51,273,000)	(81,866,000)

Total stockholders' equity	1,359,692,000	1,446,622,000

Total liabilities and stockholders' equity	$4,245,158,000	4,246,142,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenue:
Theme park admissions	$567,498,000	571,008,000	544,809,000
Theme park food, merchandise and other	470,435,000	474,956,000	462,172,000

Total revenue	1,037,933,000	1,045,964,000	1,006,981,000

Operating costs and expenses:
Operating expenses	412,517,000	408,324,000	376,060,000
Selling, general and administrative	188,182,000	188,504,000	165,980,000
Noncash compensation (primarily selling, general and administrative)	9,256,000	8,616,000	12,584,000
Costs of products sold	88,472,000	91,004,000	95,652,000
Depreciation	150,437,000	141,997,000	125,455,000
Amortization	1,412,000	57,803,000	54,534,000

Total operating costs and expenses	850,276,000	896,248,000	830,265,000

Income from operations	187,657,000	149,716,000	176,716,000

Other income (expense):
Interest expense	(231,245,000)	(230,033,000)	(232,336,000)
Interest income	3,179,000	6,639,000	7,569,000
Equity in operations of theme parks	15,664,000	21,512,000	11,833,000
Other expense	(5,426,000)	(4,602,000)	(10,119,000)

Total other income (expense)	(217,828,000)	(206,484,000)	(223,053,000)

Loss before income taxes	(30,171,000)	(56,768,000)	(46,337,000)
Income tax expense (benefit)	(4,062,000)	(7,195,000)	5,622,000

Loss before extraordinary loss and cumulative effect of a change in accounting principle	(26,109,000)	(49,573,000)	(51,959,000)
Extraordinary loss on extinguishment of debt, net of income tax benefit of $11,360,000 in 2002 and $5,227,000 in 2001	(18,535,000)	(8,529,000)	—

Loss before cumulative effect of a change in accounting principle	(44,644,000)	(58,102,000)	(51,959,000)
Cumulative effect of a change in accounting principle	(61,054,000)	—	—

Net loss	$(105,698,000)	(58,102,000)	(51,959,000)

Net loss applicable to common stock	$(127,668,000)	(84,617,000)	(75,247,000)

Net loss per average common share outstanding—basic and diluted:
Loss before extraordinary loss and cumulative effect of a change in accounting principle	$(0.52)	(0.85)	(0.96)
Extraordinary loss	(0.20)	(0.10)	—
Cumulative effect of a change in accounting principle	(0.66)	—	—

Net loss	$(1.38)	(0.95)	(0.96)

Weighted average number of common shares outstanding—basic and diluted	92,511,000	89,221,000	78,735,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
Years Ended December 31, 2002, 2001 and 2000

	Preferred stock		Common stock
						Retained earnings (accumulated deficit)		Accumulated other comprehensive income (loss)
	Shares issued	Amount	Shares issued	Amount	Capital in excess of par value		Deferred compensation		Total
Balances at December 31, 1999	11,500	$12,000	78,350,771	$1,958,000	$1,700,305,000	$(53,681,000)	$(15,255,000)	$(17,723,000)	$1,615,616,000
Issuance of common stock	—	—	1,718,055	43,000	22,857,000	—	—	—	22,900,000
Amortization of deferred compensation	—	—	—	—	—	—	9,856,000	—	9,856,000
Stock option compensation	—	—	—	—	2,728,000	—	—	—	2,728,000
Net loss	—	—	—	—	—	(51,959,000)	—	—	(51,959,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(30,866,000)	(30,866,000)

Comprehensive loss									(82,825,000)
Preferred stock dividends	—	—	—	—	—	(23,288,000)	—	—	(23,288,000)

Balances at December 31, 2000	11,500	12,000	80,068,826	2,001,000	1,725,890,000	(128,928,000)	(5,399,000)	(48,589,000)	1,544,987,000
Issuance of common stock	—	—	12,069,975	302,000	9,547,000	—	(7,439,000)	—	2,410,000
Amortization of deferred compensation	—	—	—	—	—	—	5,888,000	—	5,888,000
Retirement of preferred stock	(11,500)	(12,000)	—	—	12,000	—	—	—	—
Stock option compensation	—	—	—	—	2,772,000	—	—	—	2,772,000
Net loss	—	—	—	—	—	(58,102,000)	—	—	(58,102,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(19,062,000)	(19,062,000)
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	(14,215,000)	(14,215,000)

Comprehensive loss									(91,379,000)

Preferred stock dividends	—	—	278,912	7,000	5,913,000	(23,976,000)	—	—	(18,056,000)

Balances at December 31, 2001	—	—	92,417,713	2,310,000	1,744,134,000	(211,006,000)	(6,950,000)	(81,866,000)	1,446,622,000
Issuance of common stock	—	—	198,815	5,000	884,000	—	—	—	889,000
Amortization of deferred compensation	—	—	—	—	—	—	6,950,000	—	6,950,000
Stock option compensation	—	—	—	—	2,306,000	—	—	—	2,306,000
Net loss	—	—	—	—	—	(105,698,000)	—	—	(105,698,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	—	43,518,000	43,518,000
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	(16,197,000)	(16,197,000)
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	3,272,000	3,272,000

Comprehensive loss	—	—	—	—	—	—	—	—	(75,105,000)

Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	—	(21,970,000)

Balances at December 31, 2002	—	$—	92,616,528	$2,315,000	$1,747,324,000	$(338,674,000)	$—	$(51,273,000)	$1,359,692,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flow from operating activities:
Net loss	$(105,698,000)	(58,102,000)	(51,959,000)
Adjustments to reconcile net loss to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization	151,849,000	199,800,000	179,989,000
Equity in operations of theme parks	(15,664,000)	(21,512,000)	(11,833,000)
Cash received from theme parks	26,679,000	26,973,000	33,531,000
Noncash compensation	9,256,000	8,616,000	12,584,000
Interest accretion on notes payable	37,818,000	34,168,000	30,733,000
Extraordinary loss on early extinguishment of debt	29,895,000	13,756,000	—
Cumulative change in accounting principle	61,054,000	—
Amortization of debt issuance costs	8,952,000	9,370,000	8,573,000
Loss on disposal of fixed assets	4,375,000	4,203,000	10,119,000
(Increase) decrease in accounts receivable	(3,567,000)	5,350,000	(11,558,000)
(Increase) decrease in inventories and prepaid expenses	2,050,000	(1,596,000)	(8,011,000)
Decrease in deposits and other assets	3,824,000	3,912,000	7,588,000
Increase (decrease) in accounts payable, deferred revenue, accrued expenses and other liabilities	4,080,000	(33,301,000)	(26,599,000)
Increase in accrued interest payable	7,671,000	6,321,000	787,000
Deferred income tax benefit	(18,091,000)	(14,667,000)	2,217,000

Total adjustments	310,181,000	241,393,000	228,120,000

Net cash provided by operating activities	204,483,000	183,291,000	176,161,000

Cash flow from investing activities:
Additions to property and equipment	(146,238,000)	(160,265,000)	(334,226,000)
Investment in theme parks	(23,943,000)	(7,096,000)	(23,699,000)
Acquisition of theme park assets	—	(132,165,000)	—
Acquisition of theme park companies, net of cash acquired	(5,415,000)	—	117,000
Purchase of restricted-use investments	(469,933,000)	(7,120,000)	(18,214,000)
Maturities of restricted-use investments	469,991,000	20,100,000	38,959,000
Proceeds from sale of assets	3,993,000	2,505,000	—

Net cash used in investing activities	(171,545,000)	(284,041,000)	(337,063,000)

Cash flow from financing activities:
Repayment of long-term debt	(711,207,000)	(708,684,000)	(316,408,000)
Proceeds from borrowings	702,811,000	574,426,000	403,000,000
Net cash proceeds from issuance of preferred stock	—	277,834,000	—
Net cash proceeds from issuance of common stock	889,000	1,348,000	3,645,000
Payment of cash dividends	(20,844,000)	(22,845,000)	(23,288,000)
Payment of debt issuance costs	(24,615,000)	(10,664,000)	—

Net cash provided by (used in) financing activities	(52,966,000)	111,415,000	66,949,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Effect of exchange rate changes on cash and cash equivalents	$3,134,000	(109,000)	(1,200,000)

Increase (decrease) in cash and cash equivalents	(16,894,000)	10,556,000	(95,153,000)
Cash and cash equivalents at beginning of year	53,534,000	42,978,000	138,131,000

Cash and cash equivalents at end of year	$36,640,000	53,534,000	42,978,000

Supplementary cash flow information:
Cash paid for interest	$175,942,000	180,174,000	192,247,000

Cash paid for income taxes	$2,595,000	2,546,000	66,000

Supplemental disclosure of noncash investing and financing activities:

2002

  •
  Acquired approximately $3,084,000 of assets through a capital lease; $3,000,000 was in connection with the Jazzland acquisition.

  •
  Assumed $16,820,000 of long-term debt in Jazzland acquisition, including the $3,000,000 capital lease referred to above.

2001

  •
  Issued $1,062,000 of common stock (86,824 shares) as additional consideration for a theme park acquisition.

  •
  Converted 5,750,000 shares of PIES into 11,500,000 shares of common stock.

  •
  Acquired approximately $13,861,000 of assets through capital leases.

  •
  Issued 278,912 shares of common stock as PIES dividends

2000

  •
  Issued $19,255,000 of common stock (1,339,223 shares) as consideration for a water and children's ride park acquisition.

  See accompanying notes to consolidated financial statements.

(1)    Summary of Significant Accounting Policies

  (a)    Description of Business

        We own and operate regional theme amusement and water parks. As of December 31, 2002, we own or operate 39 parks, including 29 domestic parks, one park in Mexico, eight parks in Europe and one in Canada.

        Unless otherwise indicated, references herein to "we," "our" or "Six Flags" means Six Flags, Inc. and our subsidiaries, and "Holdings" refers only to Six Flags, Inc., without regard to our subsidiaries.

        On August 23, 2002, we acquired Jazzland (subsequently renamed Six Flags New Orleans), a theme park located outside New Orleans. See Note 2.

        On May 2, 2001, we acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal. See Note 2.

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

        The accompanying consolidated financial statements for the year ended December 31, 2002, reflect the results of the former Jazzland only from its acquisition date in August 2002. The accompanying consolidated financial statements for the year ended December 31, 2001, reflect the results of the former Sea World of Ohio and La Ronde only from their acquisition dates of February 2001 and May 2001, respectively. The accompanying consolidated financial statements for the year ended December 31, 2000, reflect the results of Enchanted Village and Wild Waves only from its acquisition date, December 6, 2000.

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

        Our investments in partnerships and joint ventures in which we do not own controlling interests, but have significant influence over management and operations, are accounted for using the equity method.

  (c)    Cash Equivalents

        Cash equivalents of $8,532,000 and $9,553,000 at December 31, 2002 and 2001, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

  (d)    Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies.

  (e)    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include $8,859,000 and $8,433,000 of spare parts inventory for existing rides and attractions at December 31, 2002 and 2001, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

  (f)    Advertising Costs

        Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred. The amounts capitalized at year end are included in prepaid expenses.

        Advertising and promotions expense was $108,311,000, $115,124,000, and $105,640,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

  (g)    Debt Issuance Costs

        We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense under a method approximating the interest method over the term of the respective debt issue.

  (h)    Property and Equipment

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

  (i)    Investment in Theme Parks

        We manage five parks in which we do not currently own a controlling interest. We account for our investment in four of these parks using the equity method of accounting. The equity method of accounting recognizes our share of the activity of Six Flags Over Texas, Six Flags Over Georgia and Six Flags White Water Atlanta and Six Flags Marine World in the accompanying consolidated statements of operations in the caption "equity in operations of theme parks." The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which we own a controlling interest. In the consolidation method of accounting, the activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption. Our 5% equity investment in Warner Bros. Movie World Madrid is accounted for using the cost method of accounting.

  (j)    Intangible Assets

        For periods through December 31, 2001, goodwill, which represents the excess of purchase price over fair value of net assets acquired, had been amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets had been amortized over the period to be benefited, generally up to 25 years. We assessed the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life could be recovered through undiscounted future operating cash flows from the acquisition. The amount of goodwill impairment, if any, would have been measured based on projected discounted future operating cash flows using a discount rate reflecting our average borrowing rate. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

        For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill and intangible assets with indefinite useful lives were no longer amortized, but instead will be tested for impairment at least annually. As of the date of the adoption of SFAS No. 142, our unamortized goodwill was $1,183,730,000. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142. Our unamortized goodwill after impairment is $1,122,676,000.

        The following table reconciles our reported net loss to our adjusted net loss and our reported basic and diluted loss per average share to our adjusted basic and diluted loss per average share for the years ended December 31, 2002, 2001 and 2000. The amounts reflected in the year ended December 31, 2002 column do not include the $61.1 million cumulative effect of a change in accounting principle.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Reported loss before extraordinary loss and cumulative effect of a change in accounting principle	$(26,109)	(49,573)	(51,959)
Adjusted income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	(26,109)	7,721	3,353
Extraordinary loss on extinguishment of debt, net of tax	(18,535)	(8,529)	—

Adjusted net income (loss)	$(44,644)	(808)	3,353

Adjusted net loss applicable to common stock	$(66,614)	(27,323)	(19,935)

Basic and Diluted loss per average share:
Reported loss applicable to common stock before extraordinary loss and cumulative effect of a change in accounting principle	$(.52)	(.85)	(.96)
Goodwill amortization	—	.64	.71

Adjusted loss before cumulative effect of a change in accounting principle	(.52)	(.21)	(.25)
Extraordinary loss on extinguishment of debt, net of tax	(.20)	(.10)	—

Adjusted net loss before cumulative effect of a change in accounting principle	$(.72)	(.31)	(.25)

        Included in goodwill amortization above for the years ended December 31, 2001 and 2000 is approximately $56,452,000 and $53,489,000 of amortization included in the consolidated statements of operations, respectively, and $6,462,000 and $6,427,000, respectively, of equity method goodwill amortization included in equity in operations of theme park partnerships, exclusive of tax effect.

        The following table reflects our intangible assets, exclusive of goodwill, all of which are subject to amortization (in thousands):

	As of December 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,610	1,522	4,610	1,016
Licenses	$21,746	2,771	21,746	1,865

	$26,356	4,293	26,356	2,881

        We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $1.4 million over each of the next five years.

  (k)    Long-Lived Assets

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

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by us on January 1, 2002. The adoption of SFAS 144 had no impact on our consolidated financial statements.

  (l)    Revenue Recognition

        We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the customer attends our parks.

  (m)    Interest Expense

        Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).

  (n)    Income Taxes

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

  (o)    Loss Per Common Share

        Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. No adjustments for stock options were included in the 2002, 2001 and 2000 computations of diluted loss per share because the effect would have been antidilutive. Additionally, the weighted average number of shares for each of the years ended December 31, 2002, 2001 and 2000 does not include the impact of the conversion of outstanding convertible preferred stock into shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive. Our Preferred Income Equity Redeemable Shares (PIERS), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheet, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.

On April 2, 2001, our Premium Income Equity Securities (PIES) automatically converted into a total of 11,500,000 common shares.

        Preferred stock dividends and related issue costs of $21,970,000, $26,515,000 and $23,288,000 were included in determining net loss applicable to common stock in 2002, 2001 and 2000, respectively.

  (p)    Stock Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements. The adoption of Statement No. 148 did not have an impact on our consolidated financial statements.

        We apply the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for our stock option plan. Under this method, compensation expense for unconditional employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for exercise is achieved exceeds the stock option exercise price, is recognized over the service period. For stock options issued to nonemployees, we recognize compensation expense at the time of issuance based upon the fair value of the options issued.

        Certain members of our management and professional staff have been issued seven-year options to purchase common shares under our 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans). Through December 31, 2002 all stock options granted under the Option Plans, have been granted with an exercise price equal to the underlying stock's fair value at the date of grant. Except for conditional options issued in 1998, options may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment. There were 1,531,000 conditional stock options granted in 1998. These options have the same vesting schedule as the unconditional stock options, except that no conditional option could be exercised until after the conditions of the stock option were met. The conditions related to the exercise of these stock options were met during December 1999.

        In 1999 and 1998, we also issued to certain consultants options to purchase 40,000 and 70,000 common shares, respectively. The options have substantially the same terms and conditions as the options granted under the Option Plans. We recognized the fair value of the options issued to the consultants as an expense in the year in which these options were granted.

        In June 2001, our shareholders approved a stock option plan for independent directors providing for options with respect to an aggregate of 250,000 shares. Options with respect to 80,000 shares, which had been previously granted, became effective upon shareholder approval. The exercise price of these options is $15.06 per share. In February 2002, options with respect to an additional 80,000 shares were issued to the independent directors. The exercise price of these options is $13.70 per share. Other than exercise prices, the terms of the directors' options are comparable to options issued under the Option Plans.

        At December 31, 2002, there were 4,740,473 additional shares available for grant under the Option Plans. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $9.49, $12.72 and $13.65, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002—expected dividend yield 0%, risk-free interest rate of 4.18%, expected volatility of 85%, and an expected life of 5 years. 2001—expected dividend yield 0%, risk-free interest rate of 4.65%, expected volatility of 76%, and an expected life of 5 years. 2000—expected dividend yield 0%, risk-free interest rate of 6.28%, expected volatility of 80%, and an expected life of 5 years.

        No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, "Accounting for Stock Based Compensation," our net loss would have been increased to the pro forma amounts below:

	2002	2001	2000
Net loss applicable to common stock:
As reported	$(127,668,000)	(84,617,000)	(75,247,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,837,000)	(18,988,000)	(21,802,000)

Pro forma	$(147,505,000)	(103,605,000)	(97,049,000)

Net loss per weighted average common share outstanding — basic and diluted:
As reported	$(1.38)	(0.95)	(0.96)
Pro forma	$(1.59)	(1.16)	(1.23)

        Stock option activity during the years indicated is as follows:

	Number of shares	Weighted- average exercise price
Balance at December 31, 1999	7,841,751	$19.55
Granted	151,000	20.00
Exercised	(377,501)	9.70
Forfeited	(183,400)	21.52
Expired	—	—

Balance at December 31, 2000	7,431,850	20.11
Granted	88,000	15.47
Exercised	(113,025)	11.92
Forfeited	—	—
Expired	—	—

Balance at December 31, 2001	7,406,825	20.01
Granted	549,000	13.70
Exercised	(198,815)	4.47
Forfeited	(383,000)	21.58
Expired	—	—

Balance at December 31, 2002	7,374,000	19.88

        At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $11.00 to $25.00 and 3.39 years, respectively.

        At December 31, 2002, 2001 and 2000, options exercisable were 4,962,410, 5,323,905, and 4,101,500, respectively, and weighted-average exercise price of those options was $19.44, $19.13 and $18.25, respectively.

  Restricted Stock Grants

        We issued 900,000 restricted common shares with an estimated aggregate value of $14,625,000 to members of our senior management in July 1997. We issued an additional 920,000 restricted common shares with an estimated aggregate value of $16,100,000 to members of our senior management in October 1998. We also issued an additional 370,126 restricted common shares with an estimated aggregate value of $7,439,000 to members of our senior management in April 2001. The restrictions on the stock issued lapse ratably over various terms, generally based on continued employment. The restrictions also lapse upon termination of the executive without cause or if a change in control of Six Flags occurs. Compensation expense equal to the aggregate value of the shares is being recognized as an expense over the respective vesting period. As of December 31, 2002, all compensation expense associated with the restricted common shares issued in July 1997, October 1998 and April 2001 has been fully recognized in our consolidated statements of operations.

  (q)    Investment Securities

        Restricted-use investment securities at December 31, 2002 and 2001 consist of U.S. Treasury securities. The securities are restricted to provide funds to satisfy our obligations under certain guarantees of partnership arrangements described in Note 12. The restriction period for all remaining restricted-use investments terminates on April 1, 2003. We classify our investment securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities held by us are classified as available-for-sale. We do not purchase investment securities principally for the purpose of selling them in the near term and thus have no securities classified as trading.

        Available-for-sale securities are recorded at fair value. As of December 31, 2002 and 2001, the fair value of the restricted-use investments classified as available-for-sale was $75,111,000 and $75,169,000 which approximated the amortized cost of the securities. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. As of December 31, 2001, all of our restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year; however, these securities were reflected as noncurrent assets as they were restricted for future use.

        Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

  (r)    Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss), changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and the additional minimum liability on our defined benefit plan and is presented in the 2002, 2001 and 2000 consolidated statements of stockholders' equity and other comprehensive income (loss) as accumulated other comprehensive income (loss).

  (s)    Use of Estimates

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

  (t)    Reclassifications

        Reclassifications have been made to certain amounts reported in 2001 and 2000 to conform with the 2002 presentation.

  (u)    Impact of Recently Issued Accounting Pronouncements

        Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt are reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement became effective on January 1, 2003 in our case. Upon adoption, we will reclassify the extraordinary losses incurred in prior periods ($18.5 million, net of tax benefit of $11.4 million in 2002 and $8.5 million, net of tax benefit of $5.2 million in 2001) as pretax items. The adoption of this statement will not modify or adjust net loss for any period and will not impact our compliance with various debt covenants.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the provisions of the Interpretation. We do not expect the adoption to have a material impact on our consolidated financial position or results of operations. See Note 4 to the consolidated financial statements for the Partnership Parks which may be subject to consolidation as a result of the adoption of Interpretation No. 46.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are included in the notes to the accompanying consolidated financial statements.

(2)    Acquisition of Theme Parks

        On August 23, 2002, we acquired Jazzland (now Six Flags New Orleans), a theme park located outside New Orleans, for the assumption of $16,820,000 of pre-existing liabilities of the park and aggregate cash payments of $5,415,000. The prior owner of the park had sought protection under the federal bankruptcy laws. We have agreed to invest in the park $25,000,000 over the three seasons commencing with 2003. We lease, on a long-term basis, the land on which the park is located, together with most of the rides and attractions existing at the park on the acquisition date. There were no costs in excess of the fair value of the net assets acquired. The transaction was accounted for as a purchase.

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

        The 2002, 2001 and 2000 acquisitions did not materially impact our 2002, 2001 and 2000 results of operations. As such, no pro forma information has been presented.

(3)    Property and Equipment

        Property and equipment, at cost, are classified as follows:

	December 31,
	2002	2001
Land	$298,059,000	300,353,000
Land improvements	355,464,000	326,821,000
Buildings and improvements	620,447,000	583,156,000
Rides and attractions	1,399,618,000	1,283,467,000
Equipment	351,461,000	307,559,000

Total	3,025,049,000	2,801,356,000
Less accumulated depreciation	624,961,000	465,656,000

	$2,400,088,000	2,335,700,000

(4)    Investment in Theme Parks

        The following reflects the summarized assets, liabilities, and equity as of December 31, 2002 and 2001, and the results of the four parks managed by us for the years ended December 31, 2002, 2001 and 2000.

	2001	2001
Assets:
Current assets	$34,071,000	25,139,000
Property and equipment, net	277,230,000	270,081,000
Other assets	33,025,000	33,052,000

Total assets	$344,326,000	328,272,000

Liabilities and equity:
Current liabilities	$62,657,000	50,953,000
Affiliate loans	104,207,000	92,107,000
Long-term debt	80,958,000	78,826,000
Equity	96,504,000	106,386,000

Total liabilities and equity	$344,326,000	328,272,000

        Pursuant to the applicable partnership agreements, we, as managing general partner of the Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks), can make affiliate loans to the Partnership Parks. These loans are reflected in our consolidated balance sheets as an investment in theme parks. We provided the consideration for the Georgia Partnership Park to acquire White Water Atlanta. The resulting note from the Georgia Partnership Park to us is in the form of an affiliate loan. Included in long-term debt above as of December 31, 2002 and 2001 is $59,450,000 and $60,340,000, respectively, of long-term debt that is not guaranteed by us. That long-term debt is an obligation of the other parties that have an interest in Six Flags Marine World. The remaining long-term debt ($21,508,000 as of December 31, 2002 and $19,376,000 as of December 31, 2001) shown above consists primarily of term loan debt and capitalized lease obligations associated with rides and equipment and range in maturity from 2003 to 2006.

	2002	2001	2000
Revenue	$203,555,000	217,949,000	208,196,000
Expenses:
Operating expenses	81,635,000	81,529,000	84,379,000

Selling, general and administrative	31,108,000	31,040,000	29,911,000
Costs of products sold	14,402,000	15,660,000	17,921,000
Depreciation and amortization	19,389,000	21,516,000	20,145,000
Interest expense, net	12,491,000	13,234,000	14,259,000
Other expense	113,000	819,000	841,000

Total	159,138,000	163,798,000	167,456,000

Net income	$44,417,000	54,151,000	40,740,000

        Our share of operations of the four theme parks for the years ended December 31, 2002, 2001 and 2000 was $33,887,000, 44,389,000 and $33,205,000, prior to depreciation and amortization charges of $15,623,000, $20,989,000 and $20,370,000, and third-party interest expense and other non-operating expenses of $2,600,000, $1,888,000 and $1,002,000, respectively. See Note 1 for the amount of equity method goodwill recognized in the consolidated statements of operations for the years ended December 31, 2001 and 2000.

        The following information reflects the reconciliation between the results of the four theme parks and our share of the results:

	2002	2001	2000
Theme park net income	$44,417,000	54,151,000	40,740,000
Third party share of net income	(22,186,000)	(20,713,000)	(16,763,000)
Amortization of Company's investment in theme parks in excess of share of net assets	(6,567,000)	(11,926,000)	(12,144,000)

Equity in operations of theme parks	$15,664,000	21,512,000	11,833,000

        A substantial difference exists between the carrying value of our investment in the theme parks and our share of the net book value of the theme parks. Prior to January 1, 2002 and the adoption of SFAS 142 (see Note 1), the difference was being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by us at Six Flags Marine World.

        The following information reconciles our share of the net assets of the theme parks and our investment in the partnerships.

	December 31, 2002	December 31, 2001
Our share of net assets of theme parks	$99,561,000	107,322,000
Our investment in theme parks in excess of share of net assets	190,732,000	188,210,000
Investments in theme parks, cost method	6,701,000	634,000
Advances made to theme parks	104,207,000	92,107,000

Investments in theme parks	$401,201,000	388,273,000

        See Note 12 for a discussion of certain obligations relating to the Partnership Parks. In April 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. We also have an option through 2007 to purchase the entire site at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow).

        At December 31, 2002, approximately $6.7 million of our aggregate investment in theme parks at that date represented our minority investment in the Madrid park. This investment did not contribute to the equity in operation of theme parks in 2002.

(5)  Derivative Financial Instruments

        Prior to 2000, we had only limited involvement with derivative financial instruments, entering into contracts to manage the variability of foreign-currency exchange rates in connection with the purchase of rides from foreign vendors. No such contracts were in effect at December 31, 2002 or December 31, 2001.

        In February 2000, we entered into three interest rate swap agreements that effectively convert our $600,000,000 term loan component of the Credit Facility (see Note 6(d)) into a fixed rate obligation. The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2005 to June 2005. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Our interest rate swap arrangements were designed to "lock-in" the LIBOR component at rates, prior to a February 2001 amendment, ranging from 6.615% to 6.780% and, subsequent to that date and prior to March 6, 2003, 5.13% to 6.07% (with an average of 5.46%) and after March 6, 2003, 2.065% to 3.50% (with an average of 3.01%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. We adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, we recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which was being amortized into operations over the original term of the interest rate swap agreements. See Note 9(c).

        As of January 1, 2001, two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS No. 133. From January 1, 2001 to February 23, 2001, we recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through December 31, 2002, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

        During 2002, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

        From February 2001 through December 2002, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. As a result, no material ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

        As of December 31, 2002, approximately $10,944,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. No transactions and events are expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 29 months.

(6)  Long-Term Debt

        At December 31, 2002 and 2001, long-term debt consists of:

	2002	2001
Long-term debt:
9 3/4% Notes due 2007 (a)	$—	269,000
10% Senior Discount Notes due 2008 (b)	391,451,000	363,026,000
9 1/4%Senior Notes due 2006 (b)	—	280,000,000
8 7/8% Notes due 2006 of Six Flags Operations (c)	—	170,000,000
Credit Facility (d)	615,000,000	613,500,000
9 3/4%Senior Notes due 2007 (e)	422,459,000	429,329,000
9 1/2% Senior Notes due 2009 (f)	373,044,000	372,722,000
8 7/8% Senior Notes due 2010 (g)	478,487,000	—
Other	33,363,000	18,223,000

	2,313,804,000	2,247,069,000
Less current portion	20,072,000	24,627,000

	$2,293,732,000	2,222,442,000

(a)
Represents senior notes of our principal subsidiary, Six Flags Operations Inc. (Six Flags Operations) which were redeemed in full in January 2002. In 2001, we purchased 99.8% of the notes pursuant to a tender offer. As a result of the early extinguishment of debt in 2001, we recognized an extraordinary loss of $8,529,000 net of tax benefit of $5,227,000.

(b)
On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($391,451,000 and $363,026,000 carrying value as of December 31, 2002 and 2001, respectively) of 10% Senior Discount Notes due 2008 (the Senior Discount Notes) and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the 1998 Senior Notes). In December 2002, we repurchased $9,000,000 principal amount of Senior Discount Notes. On April 1, 2002, we redeemed the 1998 Senior Notes in full. The redemption price was funded from a portion of the net proceeds of an offering by Holdings of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2002 Senior Notes). See 6(g). An extraordinary loss of $11,809,000, net of tax benefit of $7,238,000, was recognized in 2002 from this early extinguishment.

  The Senior Discount Note are senior unsecured obligations of Holdings and are not guaranteed by Holdings' subsidiaries. The Senior Discount Notes do not require any interest payments prior to October 1, 2003 and, except in the event of a change of control of Holdings and certain other circumstances, any principal payments prior to their maturity in 2008. The Senior Discount Notes have an interest rate of 10% per annum. The Senior Discount Notes are redeemable, at our option, in whole or in part, at any time on or after April 1, 2003, at varying redemption prices beginning at 105% and reducing annually until maturity.

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

(c)
Represents senior notes of Six Flags Operations which were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the proceeds of the offering of the 2002 Senior Notes. An extraordinary loss of $6,726,000, net of tax benefit of $4,122,000 was recognized in 2002 for this early extinguishment.

(d)
On November 5, 1999, Six Flags Theme Parks Inc., a direct wholly owned subsidiary of Six Flags Operations ("SFTP") entered into the Credit Facility, which was amended and restated on July 8, 2002. As amended, the Credit Facility includes a $300,000,000 five-year revolving credit facility ($15,000,000 was outstanding as of December 31, 2002 and $15,000,000 was outstanding on December 31, 2001), a $100,000,000 multicurrency reducing revolver facility (of which none was outstanding at December 31, 2002 or 2001) and a $600,000,000 six-year term loan ($600,000,000 of which was outstanding as of December 31, 2002 and $598,500,000 of which was outstanding at December 31, 2001). Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2002, the weighted average interest rates for borrowings under the US Revolver and term loan were 3.42% and 7.71%, respectively. At December 31, 2001, the weighted average interest rates for borrowings under the US Revolver and term loan were 3.9% and 8.47%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008. This facility and the U.S. Revolver terminate on June 30, 2008. The amended term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the amendment, the maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if prior to such dates (i) we do not repay or refinance three issues of public debt, or (ii) our outstanding preferred stock is not redeemed or converted into common stock. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations capital stock. See Note 5 regarding interest rate hedging activities.

  The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75.0 million in the aggregate may be from cash from operations and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in the Partnership Parks) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(e)
On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes due 2007 (the 1999 Senior Notes). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 1999 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 1999 Senior Notes were issued contains covenants substantially similar to those relating to the Senior Discount Notes. In December 2002, we repurchased $7,000,000 principal amount of the 1999 Senior Notes.

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

(g)
On February 11, 2002, Holdings issued the 2002 Senior Notes. The 2002 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2002 Senior Notes require annual interest payments of approximately $42,600,000 (8 ?% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2002 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The indenture under which the 2002 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2002 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations (see Note 6(b) and (c)).

        Annual maturities of long-term debt during the five years subsequent to December 31, 2002, are as follows (including borrowings under the U.S. Revolver at December 31, 2002):

2003	$20,072,000
2004	9,577,000
2005	14,838,000
2006	7,171,000
2007	439,791,000
Thereafter	1,822,355,000

$2,313,804,000

        The Credit Facility restricts the ability of Six Flags Operations to distribute assets to Holdings, and the indentures relating to Holdings' Senior Notes restrict the ability of Holdings to distribute assets to its shareholders. The Credit Facility restricts distributions by Six Flags Operations (i) up to $75,000,000 in the aggregate from cash from operations and (ii) to amounts required to pay interest on Holdings' Senior Notes, dividends on Holdings' outstanding preferred stock, required payments under the agreements relating to the Partnership Parks and certain tax and shared services arrangements. The amount available for distribution (other than permitted payments in respect to shared administrative and other corporate expenses and tax sharing payments) at December 31, 2002 by Holdings based upon the most restrictive applicable indenture limitation was $623,191,000.

(7)  Fair Value of Financial Instruments

        The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2002 and 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair value
Financial assets (liabilities):
Restricted-use investment securities	$75,111,000	75,111,000	75,169,000	75,169,000
Long-term debt	(2,313,804,000)	(2,250,272,000)	(2,247,069,000)	(2,261,081,000)
Interest rate swap agreements (included in other long-term liabilities)	(17,651,000)	(17,651,000)	(23,296,000)	(23,296,000)
PIERS	(279,993,000)	(186,875,000)	(278,867,000)	(253,000,000)

        The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  The fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

  •
  Restricted-use investment securities: The fair values of debt securities (both available-for-sale and held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

  •
  Long-term debt: The fair value of our long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our investment bankers or based upon quoted market prices.

  •
  Derivative financial instruments: The fair value of our derivative financial instruments is determined by the counterparty financial institution.

  •
  PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices.

(8)  Income Taxes

        Income tax expense (benefit) allocated to operations for 2002, 2001 and 2000 consists of the following:

	Current	Deferred	Total
2002:
U.S. federal	$—	(9,951,000)	(9,951,000)
Foreign	2,021,000	5,376,000	7,397,000
State and local	648,000	(2,156,000)	(1,508,000)

	$2,669,000	(6,731,000)	(4,062,000)

2001:
U.S. federal	$—	(2,465,000)	(2,465,000)
Foreign	1,818,000	(6,175,000)	(4,357,000)
State and local	427,000	(800,000)	(373,000)

	$2,245,000	(9,440,000)	(7,195,000)

2000:
U.S. federal	$(10,000)	(2,211,000)	(2,221,000)
Foreign	3,792,000	4,388,000	8,180,000
State and local	(377,000)	40,000	(337,000)

	$3,405,000	2,217,000	5,622,000

        Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2002, 2001 and 2000 to loss before income taxes as follows:

	2002	2001	2000
Computed "expected" federal income tax expense (benefit)	$(10,560,000)	(19,869,000)	(16,218,000)
Amortization of goodwill	—	13,794,000	13,643,000
Nondeductible compensation	3,035,000	3,767,000	3,779,000
Other, net	700,000	(51,000)	499,000
Effect of foreign income taxes	3,773,000	(4,586,000)	4,145,000
Effect of state and local income taxes, net of federal tax benefit	(1,010,000)	(250,000)	(226,000)

	$(4,062,000)	(7,195,000)	5,622,000

        An income tax benefit of $11,360,000 was allocated to extraordinary loss for 2002. The U.S. federal benefit component was $9,865,000 and the state and local benefit was $1,495,000. An income tax benefit of $5,227,000 was allocated to extraordinary loss for 2001. The U.S. federal benefit component was $4,539,000 and the state and local benefit component was $688,000. There was no extraordinary losses in 2000. There were no foreign extraordinary losses in 2002, 2001 and 2000.

        Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 2002, 2001 and 2000 are presented below:

	2002	2001	2000
Deferred tax assets before valuation allowance	$420,844,000	356,806,000	286,098,000
Less valuation allowance	1,196,000	1,196,000	1,196,000

Net deferred tax assets	419,648,000	355,610,000	284,902,000
Deferred tax liabilities	502,669,000	465,536,000	429,821,000

Net deferred tax liability	$83,021,000	109,926,000	144,919,000

        Our deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of our tax basis in the corresponding assets. The majority of our property and equipment is depreciated over a 7-year period for tax reporting purposes and a longer 20-to-25 year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income. Because most of our depreciable assets' financial carrying amounts and tax basis difference will reverse before the expiration of our net operating loss carryforwards and taking into account our projections of future taxable income over the same period, management believes that we will more likely than not realize the benefits of these net future deductions.

        As of December 31, 2002, we have approximately $1,041,000,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2020. Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. Additionally at December 31, 2002, we had approximately $6,949,000 of alternative minimum tax credits which have no expiration date.

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

        Included in our net operating loss carryforward amounts are approximately $249,353,000 of net operating loss carryforwards of Six Flags Entertainment Corporation ("SFEC") generated prior to its acquisition by us. SFEC experienced an ownership change on April 1, 1998 as a result of this acquisition. Due to this ownership change, no more than $49,200,000 of pre-acquisition net operating loss carryforwards may be used to offset taxable income in any year; however, it is more likely than not that all of our carryforwards generated subsequent to October 1992 and all of the SFEC's pre-acquisition carryforwards will be fully utilized by us before their expiration.

(9)  Preferred Stock, Common Stock and Other Stockholders' Equity

  (a)
  Preferred Stock

        We have authorized 5,000,000 shares of preferred stock, $1.00 par value per share. All shares of preferred stock rank senior and prior in right to all of our now or hereafter issued common stock with respect to dividend payments and distribution of assets upon our liquidation or dissolution.

          PIERS

        In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000. We used a portion of the proceeds to acquire substantially all of the assets of the former Sea World of Ohio and La Ronde. See Note 2. Each PIERS represents one one-hundredth of a share of our 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum). Holders can voluntarily convert the PIERS into shares of common stock at any time prior to August 15, 2009.

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

          PIES

        Prior to April 2, 2001, we also had outstanding 5,750,000 PIES which automatically converted into 11,500,000 shares of common stock on that date. In addition, on that date we issued to holders of the PIES 278,912 shares of common stock, representing the final quarterly dividend payment on the PIES. The PIES accrued cumulative dividends at 7 1/2% per annum ($23,288,000 per annum). Each of the PIES represented one five-hundredth of a share of our mandatorily convertible preferred stock and is included as preferred stock in our December 31, 2000 consolidated statement of stockholders' equity and other comprehensive income (loss).

  (b)
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

  (c)
  Other Comprehensive Income (Loss)

          The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign currency items	Cash flow hedges	Additional minimum liability on benefit plan	Accumulated other comprehensive income (loss)
Balance, January 1, 2001	$(48,589,000)	—	—	(48,589,000)
Cumulative effect of change in accounting principle	—	(3,098,000)	—	(3,098,000)
Net current period change	(19,062,000)	(17,843000)	—	(36,905,000)
Reclassification adjustments for losses reclassified into operations	—	6,726,000	—	6,726,000

Balance, December 31, 2001	$(67,651,000)	(14,215,000)	—	(81,866,000)
Net current period change	43,518,000	(10,455,000)	(16,197,000)	(16,866,000)
Reclassification adjustments for losses reclassified into operations	—	13,727,000	—	13,727,000
Balance, December 31, 2002	$(24,133,000)	(10,943,000)	(16,197,000)	(51,273,000)

        The cash flow hedge and the additional minimum liability on benefit plan amounts presented above are reflected net of tax, calculated at a rate of approximately 38%.

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

        The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in our consolidated balance sheets:

	2002	2001
Change in benefit obligation:
Benefit obligation, January 1	$98,568,000	84,313,000
Service cost	3,910,000	3,745,000
Interest cost	6,966,000	6,739,000
Plan amendments	405,000	—
Actuarial (gain) loss	6,862,000	5,912,000
Benefits paid	(2,356,000)	(2,141,000)

Benefit obligation at December 31	114,355,000	98,568,000

Change in plan assets:
Fair value of assets, January 1	82,980,000	88,261,000
Employer contributions	2,250,000	20,000
Actual return on plan assets	(6,238,000)	(3,161,000)
Benefits paid	(2,356,000)	(2,140,000)

Fair value of assets at December 31	76,636,000	82,980,000

Plan assets greater than (less than) benefit obligations	(37,719,000)	(15,589,000)
Unrecognized net actuarial (gain) loss	43,042,000	23,492,000
Unrecognized prior service cost	2,047,000	1,943,000

Prepaid benefit cost (included in deposits and other assets)	$7,370,000	9,846,000

        At December 31, 2002 the Benefit Plan's accumulated benefit obligation exceeded the fair value of plan assets resulting in the plan being underfunded by $20,800,000. As such, we recognized the difference between our recorded prepaid benefit cost and the underfunded status of the plan as a liability of $28,170,000 and recorded in other comprehensive loss $16,197,000, net of tax effect of $9,927,000, as an additional minimum liability of the defined benefit retirement plan. Additionally, we recognized an intangible asset of $2,046,000 which represents the previously unrecognized prior service cost of the Benefit Plan.

        Net pension expense of the Benefit Plan for each of the years ended December 31, 2002, 2001 and 2000, included the following components:

	2002	2001	2000
Service cost	$3,910,000	3,745,000	3,309,000
Interest cost	6,966,000	6,739,000	5,952,000
Expected return on plan assets	(7,346,000)	(7,837,000)	(7,999,000)
Amortization of prior service cost	301,000	260,000	260,000
Amortization of actuarial loss	895,000	86,000	—

Net pension expense	$4,726,000	2,993,000	1,522,000

        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 2002, 2001 and 2000 was 6.50%, 7.25% and 7.50%, respectively. The rate of increase in future compensation levels was 4.0%, 4.25% and 4.50% in 2002, 2001 and 2000, respectively. The expected long-term rate of return on assets was 9% in each year.

(11) 401(k) Plan

        We have a qualified, contributory 401(k) plan (the 401(k) Plan). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. We match 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. We recognized approximately $1,887,000, $1,743,000 and $1,730,000 of related expense in the years ended December 31, 2002, 2001 and 2000, respectively.

(12) Commitments and Contingencies

        On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks). Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $50,990,000 (as of 2002 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the Partnership Agreements) that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park. Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

        As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On December 31, 2002, we owned approximately 25.3% and 36.0%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 2003 at both parks will aggregate approximately $159,100,000. We can utilize the $75,111,000 of restricted use investment securities to fund any required unit purchases.

        We lease the sites of Wyandot Lake, Enchanted Village, Six Flags New Orleans, Six Flags Mexico, La Ronde, Walibi Lorraine and each of the two Waterworld/USA locations. We also lease portions of the sites of Six Flags Kentucky Kingdom, Warner Bros. Movie World Germany and a small parcel near Six Flags New England. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2002, 2001 and 2000, we recognized approximately $7,066,000, $5,509,000 and $3,883,000, respectively, of rental expense under these rent agreements.

        Total rental expense, including office space and park sites, was approximately $12,417,000, $11,452,000 and $9,274,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum obligations under noncancellable operating leases, including site leases, at December 31, 2002, are summarized as follows (in thousands):

Year ending December 31,
2003	$6,930
2004	6,873
2005	6,359
2006	6,161
2007	6,398
2008 and thereafter	120,777

$153,498

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

        In November 1999, we entered into license agreements (collectively the International License Agreement) pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use. Under the International License Agreement, the license fee is based on specified percentages of the gross revenues of the applicable parks. We have prepaid approximately $6.8 million of international license fees.

        In December 1998, a final judgment of $197.3 million in compensatory damages was entered against Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and, in October 2001, the order of the Georgia Court of Appeals affirming the punitive damages judgment was vacated by the United States Supreme Court. In 2002, the Georgia Court of Appeals reinstated the punitive damages judgment and the reinstatement was upheld by the Georgia Supreme Court. The reinstatement of the punitive damage award is being appealed to the United States Supreme Court. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al v. Time Warner Entertainment Company, LP et al based on certain disputed partnership affairs prior to our acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify us from any and all liabilities arising out of this litigation.

        We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, Amendarez v. Six Flags Theme Parks, Inc., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our park in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. They seek compensatory and punitive damages in unspecified amounts, and injunctive and other relief. There has been limited discovery on class issues, but the litigation has been stayed pending mediation; in the absence of a negotiated resolution, the litigation is expected to resume. If the litigation resumes, we intend to continue vigorously defending the case. We cannot predict the outcome, however, we do not believe it will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence. For incidents arising after November 15, 2002, our self-insured retention is $2,000,000 per occurrence ($1,000,000 per occurrence for the twelve months ended on that date) for our domestic parks and a nominal amount per occurrence for our international parks. Our self-insured retention after November 15, 2001 is $500,000 for workers compensation claims. For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.

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

(13) Business Segments

        We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision- making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, we have only one reportable segment—operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	2002	2001	2000
	(In thousands)
Theme park revenues	$1,241,488	1,263,913	1,215,177
Theme park cash expenses	(786,690)	(789,269)	(746,841)

Aggregate park EBITDA	454,798	474,644	468,336
Third-party share of EBITDA from parks accounted for under the equity method	(41,817)	(42,635)	(41,827)
Amortization of investment in theme parks	(15,623)	(20,989)	(20,370)
Unallocated net expenses, including corporate and expenses from parks acquired after completion of the operating season	(47,614)	(44,594)	(47,720)
Depreciation and amortization	(151,849)	(199,800)	(179,989)
Interest expense	(231,245)	(230,033)	(232,336)
Interest income	3,179	6,639	7,569

Loss before income taxes	$(30,171)	(56,768)	(46,337)

Theme park revenues	$1,241,488	1,263,913	1,215,177
Theme park revenues from parks accounted for under the equity method	(203,555)	(217,949)	(208,196)

Consolidated total revenues	$1,037,933	1,045,964	1,006,981

        Eight of our parks are located in Europe, one is located in Mexico and one is located in Canada. The Madrid park, which we manage, opened in April 2002, and the Canadian park was acquired in May 2001. The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2002, 2001 and 2000:

	Domestic	Foreign	Total
	(In thousands)
2002:
Long-lived assets	$3,414,148	533,926	3,948,074
Revenues	854,846	183,087	1,037,933
2001:
Long-lived assets	$3,411,429	526,210	3,937,639
Revenues	877,820	168,144	1,045,964
2000:
Long-lived assets	$3,346,733	504,414	3,851,147
Revenues	839,251	167,730	1,006,981

        Long-lived assets include property and equipment, investment in theme park partnerships and intangible assets.

(14) Quarterly Financial Information (Unaudited)

        Following is a summary of the unaudited interim results of operations for the years ended December 31, 2002 and 2001:

	2002
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenue	$49,251,000	347,812,000	558,099,000	82,771,000	1,037,933,000
Net income (loss) applicable to common stock	(174,721,000)	(11,454,000)	134,170,000	(75,663,000)	(127,668,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.89)	(0.12)	1.45	(0.82)	(1.38)
Diluted	(1.89)	(0.12)	1.31	(0.82)	(1.38)
	2001
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenue	$35,169,000	356,458,000	571,784,000	82,553,000	1,045,964,000
Net income (loss) applicable to common stock	(140,602,000)	7,749,000	142,483,000	(94,247,000)	(84,617,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.76)	0.08	1.54	(1.02)	(0.95)
Diluted	(1.76)	0.08	1.39	(1.02)	(0.95)

        We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year. Also, on April 1, 2001, 11,500,000 common shares were issued as a result of the conversion of the PIES.

        As described in note 1, we adopted the provisions of SFAS 142 effective January 1, 2002 and recognized a $61.1 million cumulative effect of a change in accounting principle. The change has been reflected in the results of the first quarter of 2002 above.

EXHIBIT INDEX

Page
(3)	Articles of Incorporation and By-Laws:
	(a)	Certificate of Designation of Series A Junior Preferred Stock of Registrant—incorporated by reference from Exhibit 2(1.C) to Registrant's Form 8-A dated January 21, 1998.
	(b)	Restated Certificate of Incorporation of Registrant dated March 25, 1998—incorporated by reference from Exhibit 3 to Registrant's Current Report on Form 8-K filed on March 26, 1998.
(c)
Certificate of Designation, Rights and Preferences for 7 1/2% Mandatorily Convertible Preferred Stock of Registrant—incorporated by reference from Exhibit 4(s) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
	(d)	Certificate of Amendment of Certificate of Incorporation of Registrant dated July 24, 1998—incorporated by reference from Exhibit 3(p) to Registrant's Form 10-K for the year ended December 31, 1998.
	(e)	Certificate of Amendment of Certificate of Incorporation of Registrant dated June 30, 2000—incorporated by reference from Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended June 30, 2000.
(f)
Certificate of Designation, Rights and Preferences for 7 1/4% Convertible Preferred Stock of Registrant—incorporated by reference from Exhibit 5 to Registrant's Current Report on Form 8-K filed on January 23, 2001.
	(g)	Amended and Restated By-laws of Registrant—incorporated by reference from Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended June 30, 2000.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures:
	(a)	Form of Common Stock Certificate—incorporated by reference from Exhibit 4(l) to Registrant's Registration Statement on Form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.
(b)
Indenture dated as of April 1, 1998 between Registrant and The Bank of New York, as Trustee, with respect to Registrant's 10% Senior Discount Notes due 2008—incorporated by reference from Exhibit 4(o) to Registrant's Registration Statement on Form S-3 (Reg. No. 333-45859) declared effective on March 26, 1998.
(c)
Indenture and First Supplemental Indenture dated as of June , 1999 between Registrant and The Bank of New York with respect to Registrant's 9 3/4% Senior Notes due 2007—incorporated by reference from Exhibits 4.1 and 4.2 to Registrant's Current Report on Form 8-K dated July 2, 1999.
(d)
Indenture dated as of February 2, 2001 between Registrant and The Bank of New York with respect to Registrant's 9 1/2% Senior Notes due 2009—incorporated by reference from Exhibit 4(j) to Registrant's Form 10-K for the year ended December 31, 2000.
(e)
Form of Deposit Agreement dated as of January 23, 2001 among Registrant, The Bank of New York, as Depositary, and owners and holders of depositary receipts—incorporated by reference from Exhibit 12 to Registrant's Form 8-A12B filed on January 23, 2001.

(f)
Form of Depository Receipt evidencing ownership of Registrant's Preferred Income Equity Redeemable Securities—incorporated by reference from Exhibit 13 to Registrant's Form 8-A12B filed on January 23, 2001.
	(g)	Form of 7 1/4% Convertible Preferred Stock Certificate—incorporated by reference from Exhibit 14 to Registrant's Form 8-A12B filed on January 23, 2001.
(h)
Indenture dated as of February 11, 2002 between Registrant and The Bank of New York with respect to Registrant's 8 7/8% Senior Notes due 2010—incorporated by reference from Exhibit 4(n) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
(i)
Registration Rights Agreement dated as of February 11, 2002 between Registrant and the parties named therein with respect to Registrant's 8 7/8% Senior Notes due 2010—incorporated by reference from Exhibit 4(o) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Material Contracts:
(a)
Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987—incorporated by reference from Exhibit 10(i) to Form 10-K of Registrant for year ended December 31, 1987.
(b)
Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated October 18, 1989, between Frontier City Properties, Inc. as general partner, and the Registrant and Frontier City Properties, Inc. as limited partners—incorporated by reference from Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated October 18, 1989.
(c)
Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc.—incorporated by reference from Exhibit 10(o) to Registrant's Form 10-K for the year ended December 31, 1995.
	(d)	Registrant's 1996 Stock Option and Incentive Plan incorporated by reference from Exhibit 10(z) to Registrant's Form 10-K for the year ended December 31, 1997.
(e)
1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997—incorporated by reference from Exhibit 10(aa) to Registrant's Form 10-K for the year ended December 31, 1997.
(f)
Purchase Option Agreement among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997—incorporated by reference from Exhibit 10(ab) to Registrant's Form 10-K for the year ended December 31, 1997.
(g)
Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997—incorporated by reference from Exhibit 10(ac) to Registrant's Form 10-K for the year ended December 31, 1997.

(h)
Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997—incorporated by reference from Exhibit 10(ad) to Registrant's Form 10-K for the year ended December 31, 1997.
(i)
Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997—incorporated by reference from Exhibit 10(ae) to Registrant's Form 10-K for the year ended December 31, 1997.
(j)
Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Kieran E. Burke—incorporated by reference from Exhibit 10(af) to Registrant's Form 10-K for the year ended December 31, 1997.
(k)	Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and Gary Story—incorporated by reference from Exhibit 10(ag) to Registrant's Form 10-K for the year ended December 31, 1997.
(l)
Employment Agreement, dated as of July 31, 1997, between Premier Parks Inc. and James F. Dannhauser—incorporated by reference from Exhibit 10(ah) to Registrant's Form 10-K for the year ended December 31, 1997.
(m)
Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V.—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 15, 1997.
(n)
Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others—incorporated by reference from Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 9, 1998.
(o)
Agreement and Plan of Merger dated as of February 9, 1998, by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation—incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K dated March 25, 1998.
(p)
Amended and Restated Rights Agreement between Premier Parks Inc. and Bank One Trust Company, as Rights Agent—incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 15, 1997, as amended.
(q)	Registrant's 1998 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10(ap) to Registrant's Form 10-K for the year ended December 31, 1998.
(r)
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
(s)
Sale and Purchase Agreement dated as of October , 1998 by and between Registrant and Fiesta Texas Theme Park, Ltd.—incorporated by reference from Exhibit 10(at) to Registrant's Form 10-K for the year ended December 31, 1998.

(t)
Overall Agreement dated as of February 15, 1997 among Six Flags Fund, Ltd. (L.P.), Salkin II Inc., SFOG II Employee, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, Inc., Six Flags Over Georgia, Inc., Six Flags Series of Georgia, Inc., Six Flags Theme Parks Inc. and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10(au) to Registrant's Form 10-K for the year ended December 31, 1998.
	(u)	Overall Agreement dated as of November 24, 1997 among Six Flags Over Texas Fund, Ltd., Flags' Directors LLC, FD-II, LLC, Texas Flags Ltd., SFOT Employee, Inc., SFOT Parks Inc. and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10(av) to Registrant's Form 10-K for the year ended December 31, 1998.
	(v)	Stock Purchase Agreement dated as of December 6, 2000 among Registrant, EPI Realty Holdings, Inc., Enchanted Parks, Inc., and Jeffrey Stock—incorporated by reference from Exhibit 10(bb) to Registrant's Form 10-K for the year ended December 31, 2000.
	(w)	Asset Purchase Agreement dated as of January 8, 2001 between Registrant and Sea World, Inc.—incorporated by reference from Exhibit 10(cc) to Registrant's Form 10-K for the year ended December 31, 2000.
	(x)	Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and Kieran E. Burke—incorporated by reference from Exhibit 10(dd) to Registrant's Form 10-K for the year ended December 31, 2000.
	(y)	Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and Gary Story—incorporated by reference from Exhibit 10(ee) to Registrant's Form 10-K for the year ended December 31, 2000.
	(z)	Amendment to Employment Agreement dated as of January 1, 2000 between Registrant and James F. Dannhauser—incorporated by reference from Exhibit 10(ff) to Registrant's Form 10-K for the year ended December 31, 2000.
	(aa)	Emphyteutic Lease dated May 2, 2001 between Ville de Montreal and Parc Six Flags Montreal, S.E.C.—incorporated by reference from Exhibit 10(gg) to Registrant's Form 10-K for the year ended December 31, 2001.
	(bb)	Amended and Restated Credit Agreement, dated July 8, 2002 among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto—incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002.
	(cc)	Lease Agreement dated August 23, 2002, between Industrial Development Board of the City of New Orleans, Louisiana and SFJ Management Inc.—incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2002.
	*(dd)	Registrant's 2001 Stock Option and Incentive Plan.
	*(ee)	Registrant's Stock Option Plan for Directors.
*(21)	Subsidiaries of the Registrant.
*(23.1)	Consent of KPMG LLP.
*(99.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
*(99.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Filed herewith

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
SIX FLAGS, INC. Index to Consolidated Financial Statements
Independent Auditors' Report
SIX FLAGS, INC. Consolidated Balance Sheets December 31, 2002 and 2001
SIX FLAGS, INC. Consolidated Statements of Operations Years Ended December 31, 2002, 2001 and 2000
SIX FLAGS, INC. Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) Years Ended December 31, 2002, 2001 and 2000
SIX FLAGS, INC. Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000
SIX FLAGS, INC. Consolidated Statements of Cash Flows (continued) Years Ended December 31, 2002, 2001 and 2000
EXHIBIT INDEX