Form 10-Q
period 2003-03-31
SIX FLAGS INC
filed 2003-05-15
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-9789

SIX FLAGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11501 Northeast Expressway, Oklahoma City, Oklahoma 73131 (Address of principal executive offices, including zip code)
(405) 475-2500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        At May 7, 2003, Six Flags, Inc. had outstanding 92,616,528 shares of Common Stock, par value $.025 per share.

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

        A more complete discussion of these and other applicable risks is contained under the caption "Business—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002. See "Available Information" below.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,747,000	36,640,000
Accounts receivable	47,301,000	40,019,000
Inventories	41,050,000	34,648,000
Prepaid expenses and other current assets	42,907,000	30,628,000
Restricted-use investment securities	75,453,000	75,111,000

Total current assets	235,458,000	217,046,000
Other assets:
Debt issuance costs	49,627,000	51,752,000
Deposits and other assets	25,710,000	28,286,000

Total other assets	75,337,000	80,038,000
Property and equipment, at cost	3,079,937,000	3,025,049,000
Less accumulated depreciation	666,898,000	624,961,000

	2,413,039,000	2,400,088,000
Investment in theme parks	388,954,000	401,201,000
Intangible assets, net of accumulated amortization	1,146,783,000	1,146,785,000

Total assets	$4,259,571,000	4,245,158,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,163,000	42,650,000
Accrued liabilities	57,186,000	57,540,000
Accrued interest payable	28,481,000	38,345,000
Deferred income	37,331,000	15,409,000
Current portion of long-term debt	175,182,000	20,072,000

Total current liabilities	353,343,000	174,016,000
Long-term debt	2,303,622,000	2,293,732,000
Other long-term liabilities	53,388,000	54,704,000
Deferred income taxes	10,794,000	83,021,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	280,274,000	279,993,000
Stockholders' equity:
Preferred stock	—	—
Common stock	2,315,000	2,315,000
Capital in excess of par value	1,747,349,000	1,747,324,000
Accumulated deficit	(454,272,000)	(338,674,000)
Accumulated other comprehensive income (loss)	(37,242,000)	(51,273,000)

Total stockholders' equity	1,258,150,000	1,359,692,000

Total liabilities and stockholders' equity	$4,259,571,000	4,245,158,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002
Revenue:
Theme park admissions	$14,887,000	21,522,000
Theme park food, merchandise and other	19,465,000	27,729,000

Total revenue	34,352,000	49,251,000

Operating costs and expenses:
Operating expenses	75,035,000	70,812,000
Selling, general and administrative	32,205,000	37,361,000
Noncash compensation (primarily selling, general and administrative)	25,000	2,604,000
Costs of products sold	2,968,000	4,271,000
Depreciation	39,050,000	36,636,000
Amortization	346,000	276,000

Total operating costs and expenses	149,629,000	151,960,000

Loss from operations	(115,277,000)	(102,709,000)

Other income (expense):
Interest expense	(54,373,000)	(61,368,000)
Interest income	324,000	1,403,000
Equity in operations of theme parks	(12,094,000)	(15,176,000)
Other income (expense)	(40,000)	336,000

Total other income (expense)	(66,183,000)	(74,805,000)

Loss before income taxes	(181,460,000)	(177,514,000)
Income tax benefit	71,355,000	69,340,000

Loss before cumulative effect of a change in accounting principle	(110,105,000)	(108,174,000)
Cumulative effect of a change in accounting principle	—	(61,054,000)

Net loss	$(110,105,000)	(169,228,000)

Net loss applicable to common stock	$(115,598,000)	(174,721,000)

Weighted average number of common shares outstanding—basic and diluted:	92,617,000	92,436,000

Net loss per average common share outstanding — basic and diluted:
Loss before cumulative effect of a change in accounting principle	(1.25)	(1.23)
Cumulative effect of a change in accounting principle	—	(0.66)

Net loss	$(1.25)	(1.89)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002
Net loss	$(110,105,000)	$(169,228,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	13,374,000	(5,484,000)
Net change in fair value of derivative instruments	(2,503,000)	537,000
Reclassifications of amounts taken to operations	3,160,000	3,272,000

Comprehensive loss	$(96,074,000)	$(170,903,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash flows from operating activities:
Net loss	$(110,105,000)	$(169,228,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,396,000	36,912,000
Equity in operations of theme parks	12,094,000	15,176,000
Cash received from theme parks	1,695,000	4,444,000
Noncash compensation	25,000	2,604,000
Interest accretion on notes payable	9,712,000	9,001,000
Cumulative change in accounting principle	—	61,054,000
Amortization of debt issuance costs	2,125,000	2,573,000
Deferred income tax benefit	(72,630,000)	(70,316,000)
Increase in accounts receivable	(7,282,000)	(17,294,000)
Increase in inventories and prepaid expenses and other current assets	(18,681,000)	(13,018,000)
Decrease in deposits and other assets	2,576,000	1,591,000
Increase in accounts payable, accrued expenses and other liabilities	33,714,000	43,609,000
Increase (decrease) in accrued interest payable	(9,864,000)	17,793,000

Total adjustments	(7,120,000)	94,129,000

Net cash used in operating activities	(117,225,000)	(75,099,000)

Cash flows from investing activities:
Additions to property and equipment	(38,708,000)	(28,042,000)
Investment in theme parks	(1,542,000)	(1,221,000)
Purchase of restricted-use investments	(342,000)	(469,291,000)

Net cash used in investing activities	(40,592,000)	(498,554,000)

Cash flows from financing activities:
Repayment of long-term debt	(127,000)	(4,884,000)
Proceeds from borrowings	155,000,000	613,291,000
Net cash proceeds from issuance of common stock	—	154,000
Payment of cash dividends	(5,211,000)	(5,211,000)
Payment of debt issuance costs	—	(10,223,000)

Net cash provided by financing activities	149,662,000	593,127,000

Effect of exchange rate changes on cash and cash equivalents	262,000	(308,000)

Increase (decrease) in cash and cash equivalents	(7,893,000)	19,166,000
Cash and cash equivalents at beginning of year	36,640,000	53,534,000

Cash and cash equivalents at end of period	$28,747,000	$72,700,000

Supplementary cash flow information:
Cash paid for interest	$52,400,000	$32,001,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General—Basis of Presentation

        We own and operate regional theme amusement and water parks. As of March 31, 2003, we own or operate 39 parks, including 29 domestic parks, one park in Mexico, one in Canada and eight parks in Europe. As used in this Report, unless the context requires otherwise, the terms "we," "our" or "Six Flags" refer to Six Flags, Inc. and its consolidated subsidiaries. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

        In August 2002 we acquired Jazzland (now known as Six Flags New Orleans), a theme park located outside New Orleans. See Note 3. The accompanying consolidated financial statements for the three months ended March 31, 2002 do not include the results of the New Orleans park. The consolidated financial statements for the 2003 quarter include the results of this park for the entire period.

        Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes. Our annual report on Form 10-K for the year ended December 31, 2002 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (which are normal and recurring, except for those related to the adoption of new accounting principles) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

        Results of operations for the three-month period ended March 31, 2003 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

  Intangible Assets

        For periods through December 31, 2001, goodwill, which represents the excess of purchase price over fair value of net assets acquired, had been amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets had been amortized over the period to be benefited, generally up to 25 years. We had assessed the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life could be recovered through undiscounted future operating cash flows from the acquisition. The amount of goodwill impairment, if any, had been measured based on projected discounted future operating cash flows using a discount rate reflecting our average borrowing rate. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

        For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill and intangible assets with indefinite useful lives were no longer amortized, but instead will be tested for impairment at least annually. As of the date of the adoption of SFAS No. 142, our unamortized goodwill was $1,190,215,000. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142. Our unamortized goodwill after impairment is $1,122,998,000.

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

  Derivative Instruments

        In February 2000, we entered into three interest rate swap agreements that effectively convert our $600,000,000 term loan component of the Credit Facility (see Note 4(c)) into a fixed rate obligation. The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2005 to June 2005. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Our interest rate swap arrangements were designed to "lock-in" the LIBOR component at rates, after a February 2001 amendment and prior to a subsequent March 6, 2003 amendment, ranging from 5.13% to 6.07% (with an average of 5.46%) and after March 6, 2003, 2.065% to 3.50% (with an average of 3.01%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

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

        During the first quarters of 2002 and 2003, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

        During the first quarters of 2003 and 2002, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

        From February 2001 through March 2003, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

        As of March 31, 2003, approximately $7,964,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 26 months.

  Loss Per Share

        The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2003 and 2002 does not include the effect of potential common shares issuable upon the exercise of employee stock options of 7000 in 2003 and 275,000 in 2002 or the impact in either period of the potential conversion of our outstanding convertible preferred stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares ("PIERS"), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.

  Stock Compensation

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

        No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, "Accounting for Stock Based Compensation," and as provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," our net loss applicable to Common Stock would have been increased to the pro forma amounts below:

	Three months ended March 31,
	2003	2002
Net loss applicable to common stock:
As reported	$(115,598,000)	$(174,721,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,213,000)	(4,942,000)

Pro forma	$(118,811,000)	(179,663,000)

Net loss per weighted average common share outstanding—basic and diluted:
As reported	$(1.25)	$(1.89)
Pro forma	$(1.28)	$(1.94)

2.     Preferred Stock

        In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000. We used the net proceeds of the offering to fund our acquisition in that year of the former Sea World of Ohio, to repay borrowings under the working capital revolving credit portion of our senior credit facility (see Note 4(c)) and for working capital. Each PIERS represents one one-hundredth of a share of our 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum).

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

        On April 2, 2003, the Financial Accounting Standards Board announced that it expects to issue a proposed statement, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," in the second quarter of 2003. As proposed, this statement would require that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends would be charged to the statement of operations. Currently, the charges related to the mandatorily redeemable preferred stock are not reflected in net income (loss), but are reflected in determining net income (loss) applicable to common stock.

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

4.     Long-Term Indebtedness

        (a)   On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($401,000,000 and $391,451,000 carrying value as of March 31, 2003 and December 31, 2002, respectively) of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the "1998 Senior Notes"). The 1998 Senior Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the net proceeds of an offering by Holdings in February 2002 of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the "2002 Senior Notes"). See Note 4(f). Due to the adoption of FASB Statement No. 145, the results for the second quarter of 2002 will be reclassified to reflect a gross loss of $19,047,000, together with a related tax benefit of $7,238,000, from this early extinguishment.

        In December 2002, we purchased $9,000,000 principal amount of Senior Discount Notes. On April 9, 2003, we commenced a tender offer for any and all outstanding Senior Discount Notes. On April 16, and May 8, 2002, we purchased an aggregate of $397,405,000 principal amount of Senior Discount Notes (99.1% of outstanding) pursuant to the tender offer. The balance of the Senior Discount Notes has been called for redemption on May 16, 2003. The tender offer price was funded by a portion of the proceeds of an offering by Holdings of $430,000,000 principal amount of 9 3/4% Senior Notes due 2013 (the "2003 Senior Notes"). See Note 4(g). The redemption price will be funded by the balance of such proceeds, together with cash on hand. A gross loss of $27,589,000 due to the early purchase and redemption of the Senior Discount Notes, together with a related $10,484,000 tax benefit, will be recognized in the second quarter of 2003.

        (b)   On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Six Flags Operations Inc., issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the proceeds of the offering of the 2002 Senior Notes. See Note 4(f). Due to the adoption of FASB Statement No. 145, the results for the second quarter of 2002 will be reclassified to reflect a gross loss of $10,848,000, together with a related tax benefit of $4,122,000, from this early extinguishment.

        (c)   On November 5, 1999, Six Flags Theme Parks Inc., our indirect wholly-owned subsidiary ("SFTP"), entered into a senior credit facility (the "Credit Facility") which was amended and restated on July 8, 2002. As amended, the Credit Facility includes a $300,000,000 working capital revolving credit facility ($170,000,000 of which was outstanding at March 31, 2003), a $100,000,000 multicurrency reducing revolver facility (none of which was outstanding at March 31, 2003) and a $600,000,000 term loan (all of which was outstanding at March 31, 2003). Borrowings under the revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At March 31, 2003, the weighted average interest rates for borrowings under the US Revolver and term loan were 3.31% and 5.27%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008. This facility and the U.S. Revolver terminate on June 30, 2008. The amended term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the amendment, the maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if prior to such dates (i) we do not repay or refinance two issues of public debt (excluding the Senior Discount Notes discussed in 4(a) above), or (ii) our outstanding preferred stock is not redeemed or converted into common stock. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations capital stock.

        The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75.0 million in the aggregate may be from cash from operations (of which $8.9 million was dividended in 2002) to enable us to pay amounts in respect of any refinancing or repayment of our senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas, the Partnership Parks) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

        (d)   On June 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes due 2007 (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 1999 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices beginning at 104.875% and reducing annually until maturity. In December 2002, we purchased $7,000,000 principal amount of the 1999 Senior Notes.

        The indenture under which the 1999 Senior Notes were issued limits the ability of Holdings and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

        (e)   On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 1/2% Senior Notes due 2009 (the "2001 Senior Notes"). The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2001 Senior Notes require annual interest payments of approximately $35,625,000 (9 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009. The 2001 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity. The indenture under which the 2001 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings' Senior Notes.

        (f)    On February 11, 2002, Holdings issued $480,000,000 principal amount of the 2002 Senior Notes. The 2002 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other SFI Senior Notes. The 2002 Senior Notes require annual interest payments of approximately $42,600,000 (8 7/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2002 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The indenture under which the 2002 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings' Senior Notes. The net proceeds of the 2002 Senior Notes were used to fund the redemption of the 1998 Senior Notes (see Note 4(a)) and the SFO Notes (see Note 4(b)).

        (g)   On April 16, 2003, Holdings issued $430,000,000 principal amount of the 2003 Senior Notes. The 2003 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other SFI Senior Notes. The 2003 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013. The 2003 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 2003 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings' Senior Notes. A portion of the net proceeds of the 2003 Senior Notes were used to fund the tender offer for the Senior Discount Notes and the balance will be used to redeem on May 16, 2003 all notes not tendered (see Note 4(a)).

5.     Commitments and Contingencies

        On April 1, 1998 we acquired all of the capital stock of SFEC for $976,000,000, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own the two Partnership Parks, Six Flags Over Texas and Six Flags Over Georgia. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $52,200,000 (as of 2003 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the "Partnership Agreements") that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park's weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park. Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

        As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On March 31, 2003, we owned approximately 25% and 36%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The units tendered in 2003 entail an aggregate purchase price for both parks of approximately $5.7 million, representing an additional 1.5% of the Texas units. The maximum unit purchase obligations for 2004 at both parks will aggregate approximately $184.4 million.

        In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and, in April 2003, the final appeal of the punitive damages judgment was denied by the United States Supreme Court. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify us from any and all liabilities arising out of this litigation.

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

6.     Investment in Theme Parks

        The following reflects the summarized results of the four parks managed by us during the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenue	$12,284	$10,671
Expenses:
Operating expenses	20,242	20,080
Selling, general and administrative	6,682	8,773
Costs of products sold	751	771
Depreciation and amortization	5,550	5,090
Interest expense, net	3,777	3,711
Other expense	—	—

Total	37,002	38,425

Net loss	$(24,718)	$(27,754)

        Our share of loss from operations of the four theme parks for the three months ended March 31, 2003 was $7,268,000 prior to depreciation and amortization charges of $4,206,000 and third-party interest and other non-operating expenses of $620,000. Our share of loss from operations of the four theme parks for the three months ended March 31, 2002 was $10,474,000 prior to depreciation and amortization charges of $4,097,000 and third-party interest and other non-operating expenses of $605,000 The following information reflects the reconciliation between the results of the four theme parks and the Company's share of the results:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Theme park net loss	$(24,718)	$(27,754)
Third party share of net loss	14,507	14,467
Depreciation of ride and equipment component of our investment in theme parks in excess of share of net assets	(1,883)	(1,889)

Loss in operations of theme parks	$(12,094)	$(15,176)

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

	March 31, 2003	December 31, 2002
	(In thousands)
Our share of net assets of theme parks	$92,053	$99,561
Our investment in theme parks in excess of share of net assets	185,993	190,732
Investments in theme parks, cost method	6,701	6,701
Advances made to theme parks	104,207	104,207

Investments in theme parks	$388,954	$401,201

        At March 31, 2003, approximately $6.7 million of our aggregate investment in theme parks at that date represented our minority investment in the Madrid park. This investment did not contribute to the equity in operation of theme parks in the first quarter of 2003 or 2002.

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

	Three Months Ended
	March 31, 2003	March 31, 2002
	(In thousands)
Theme park revenue	$46,636	$59,922
Theme park cash expenses	131,866	134,992

Aggregate park EBITDA	(85,230)	(75,070)
Third-party share of EBITDA from parks accounted for under the equity method	6,762	7,924
Depreciation and amortization of investment in theme park partnerships	(4,206)	(4,097)
Unallocated net expenses, including corporate and other expenses	(5,341)	(9,394)
Depreciation and amortization	(39,396)	(36,912)
Interest expense	(54,373)	(61,368)
Interest income	324	1,403

Loss before income taxes	$(181,460)	$(177,514)

Theme park revenue	$46,636	$59,922
Theme park revenue from parks accounted For under the equity method	(12,284)	(10,671)

Consolidated total revenue	$34,352	$49,251

        Eight of our parks are located in Europe, one is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories for the first quarter of 2003 and 2002.

2003:	Domestic	International	Total
	(In thousands)
Long-lived assets	$3,407,551	$541,225	$3,948,776
Revenue	25,604	8,748	34,352
2002:	Domestic	International	Total
	(In thousands)
Long-lived assets	$3,379,782	$525,266	$3,905,048
Revenue	35,628	13,623	49,251

        Long-lived assets include property and equipment, investment in theme parks and intangible assets.

8.     Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt would be reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement became effective on January 1, 2003 in our case. Upon adoption, we must reclassify the extraordinary losses incurred in prior years ($18.5 million, net of tax benefit of $11.4 million in 2002 and $8.5 million, net of tax benefit of $5.2 million in 2001) as pretax items. The statement is also applicable to the tender offer and redemption of the Senior Discount Notes (see Note 4(a)). The adoption of this statement did not modify or adjust net loss for any period and does not impact our compliance with any debt covenants.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are included in the notes to the consolidated financial statements for that year.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the provisions of the Interpretation. We do not expect the adoption to have a material impact on our consolidated results of operations. See Note 6 to Notes to Consolidated Financial Statements which discusses the Partnership Parks. These parks may be subject to consolidation as a result of the adoption of Interpretation No. 46.

        In April 2003, the FASB issued FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other Board projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of amendment to Statement 133. Management has determined the adoption of this statement will not have a material impact on our consolidated financial statements.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  General

        Results of operations for the three-month period ended March 31, 2003 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

        The accompanying consolidated financial statements for the three months ended March 31, 2002 do not include the results of the New Orleans park. The consolidated financial statements for the 2003 quarter include the results of this park for the entire period.

  Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") discussed our most critical accounting policies. There have been no material developments with respect to any critical accounting policies discussed in the 2002 Form 10-K since December 31, 2002.

  Three months ended March 31, 2003 vs. three months ended March 31, 2002

        Revenue in the first quarter of 2003 totaled $34.4 million compared to $49.3 million for the first quarter of 2002. The decrease in the 2003 period primarily reflects a decrease in the number of operating days in that quarter compared to the 2002 period, and the fact that the Easter holiday and related spring break operations occurred in the first quarter of 2002.

        Operating expenses for the first quarter of 2003 increased $4.2 million compared to expenses for the first quarter of 2002. During August 2002, we acquired Six Flags New Orleans. Excluding the expenses at the New Orleans facility, operating expenses in the 2003 period increased $2.0 million as compared to the prior-year period, primarily reflecting an increase in repair and maintenance expense.

        Selling, general and administrative expenses for the first quarter of 2003 decreased $5.2 million compared to comparable expenses for the first quarter of 2002. Excluding the expenses at the New Orleans park, selling, general and administrative expenses in the 2003 quarter decreased $5.8 million as compared to the prior-year period largely as a result of advertising expenditures which are being incurred later than the prior year.

        Costs of products sold in the 2003 period decreased $1.3 million compared to costs for the first quarter of 2002, reflecting the decrease in theme park food, merchandise and other revenue in the 2003 period. As a percentage of theme park food, merchandise and other revenue, cost of sales decreased slightly in the 2003 quarter.

        Depreciation and amortization expense for the first quarter of 2003 increased $2.5 million compared to the first quarter of 2002. The increase compared to the 2002 level was attributable to additional expense associated with Six Flags New Orleans as well as our on-going capital program. Interest expense, net decreased $5.9 million compared to the first quarter of 2002, reflecting lower cost of funds and short-term effects of our February 2002 refinancing of $450.0 million of public debt with the proceeds of our issuance of $480.0 million principal amount of 8 7/8% Senior Notes due 2010. Because the related redemption of the refinanced notes was not affected until April 1, 2002, interest expense on these notes continued to accrue through the end of the first quarter of 2002.

        Equity in operations of theme parks reflects our share of the income or loss of Six Flags Over Texas (36% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first quarter of 2003, the loss from equity in operations of theme parks decreased $3.1 million compared to the first quarter of 2002, representing improved performance at certain of those parks.

        Income tax benefit was $71.4 million for the first quarter of 2003 compared to a $69.3 million benefit for the first quarter of 2002. The effective tax rate for the first quarter of 2003 and 2002 was 39.3% and 39.1%, respectively.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

        At March 31, 2003, our total debt aggregated $2,478.8 million, of which approximately $175.2 million was scheduled to mature prior to March 31, 2004. Substantially all of the current portion of long-term debt represents borrowings under the working capital revolving credit component of our Credit Facility. Based on interest rates at March 31, 2003 for floating rate debt and after giving effect to the issuance of the 2003 Senior Notes, the retirement of the Senior Discount Notes and, the interest rate swaps described herein, annual cash interest payments for 2003 on total debt at March 31, 2003 will aggregate approximately $181.2 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.

        Our debt at March 31, 2003 included $1,704.2 million of fixed-rate senior notes (after giving effect to the 2003 senior debt refinancing), with staggered maturities ranging from 2007 to 2013, $770.0 million under our credit facility and $33.7 million of other indebtedness. Our credit facility includes a $600.0 million term loan ($600.0 million outstanding at March 31, 2003); a $100.0 million multicurrency reducing revolver facility (none outstanding at that date) and a $300.0 million working capital revolver ($170.0 million outstanding at that date). The working capital revolving credit facility must be repaid in full for 30 consecutive days during each year and this facility terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the credit facility, the maturity of the term loan will be shortened to various dates between December 31, 2006 and December 31, 2008 if prior to such dates (i) we do not repay or refinance two issues of public debt (excluding the Senior Discount Notes) or (ii) our outstanding preferred stock is not converted or redeemed. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

        At March 31, 2003, we had approximately $28.7 million of unrestricted cash, $75.5 million of restricted cash (which became unrestricted on April 1, 2003) and $212.1 million available under our credit facility.

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

        During the three months ended March 31, 2003, net cash used in operating activities was $117.2 million. Net cash used in investing activities in the first three months of 2003 totaled $40.6 million, consisting primarily of capital expenditures for the 2003 and 2004 seasons. Net cash provided by financing activities in the first three months of 2003 was $149.7 million, representing primarily the borrowings under our working capital revolving facility.

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2026, in the case of the Georgia park and 2027, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $52.2 million in 2003 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2003 approximately $16.9 million based on our ownership (after giving effect to the units we will purchase in May 2003) of 25.0% of the Georgia partnership and 37.1% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

        We plan to make approximately $8.8 million of capital expenditures at these parks for the 2003 season, an amount in excess of the minimum required expenditure. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2004 will be an aggregate of approximately $184.4 million, representing approximately 35.0% of the outstanding units of the Georgia park and 26.1% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $61.9 million of aggregate EBITDA during 2002. In addition, we had $75.5 million in a dedicated escrow account at March 31, 2003 (classified as a restricted-use investment) available to fund these obligations and the obligation to purchase units. This amount became unrestricted on April 1, 2003. At March 31, 2003, we had total loans outstanding of $104.2 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme parks. The balance of these loans at December 31, 2002 was also $104.2 million.

        By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At March 31, 2003, these partnerships had outstanding $45.4 million of third-party indebtedness (including $14.9 million of borrowings under working capital revolving facilities at that date), of which $23.9 million (including the working capital facilities' borrowings) matures prior to March 31, 2004. We expect that cash flow from operations at each of the Partnership Parks will be adequate to satisfy its debt obligations.

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

        In addition to the debt, preferred stock and lease obligations set forth above and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2002, license fees for our international parks aggregated $2.4 million. At March 31, 2003, we have prepaid approximately $6.8 million of the international license fees.

        Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2003 and beyond will be made on a discretionary basis. We plan on spending approximately $130.0 million on capital expenditures for the 2003 season, including the expenditures at the Partnership Parks and Six Flags Marine World.

        The degree to which we are leveraged could adversely affect our liquidity. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.

        We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. We expect to refinance all or a portion of our existing debt on or prior to maturity or to seek additional financing. In addition, our anticipated cash flows could be materially adversely affected by the occurrence of certain of the risks described in "Business—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2002. See "Available Information." In that case, we would need to seek additional financing.

        We may from time to time seek to retire our outstanding debt or PIERS through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2002 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk. As of March 31, 2003, there have been no material changes in our market risk exposure from that disclosed in the 2002 Form 10-K.

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

PART II—OTHER INFORMATION

Items 1 - 3 and 5

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      Exhibit 99.1 Certification of Chief Executive Officer.
      Exhibit 99.2 Certification of Chief Financial Officer.

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ JAMES F. DANNHAUSER James F. Dannhauser Chief Financial Officer

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Items 1 - 3 and 5
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS