Form 10-Q
period 2003-06-30
SIX FLAGS INC
filed 2003-08-14
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-9789

SIX FLAGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995059 (I.R.S. Employer Identification No.)
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

        At August 1, 2003, Six Flags, Inc. had outstanding 92,616,528 shares of Common Stock, par value $.025 per share.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,252,000	36,640,000
Accounts receivable	86,090,000	40,019,000
Inventories	45,495,000	34,648,000
Prepaid expenses and other current assets	42,265,000	30,628,000
Restricted-use investment securities	—	75,111,000

Total current assets	312,102,000	217,046,000
Other assets:
Debt issuance costs	51,030,000	51,752,000
Deposits and other assets	23,187,000	28,286,000
Deferred income taxes	2,638,000	—

Total other assets	76,855,000	80,038,000
Property and equipment, at cost	3,165,270,000	3,025,049,000
Less accumulated depreciation	713,118,000	624,961,000

	2,452,152,000	2,400,088,000
Investment in theme parks	400,389,000	401,201,000
Intangible assets, net of accumulated amortization	1,147,403,000	1,146,785,000

Total assets	$4,388,901,000	4,245,158,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$102,284,000	42,650,000
Accrued liabilities	82,228,000	57,540,000
Accrued interest payable	46,924,000	38,345,000
Deferred income	71,608,000	15,409,000
Current portion of long-term debt	148,415,000	20,072,000

Total current liabilities	451,459,000	174,016,000
Long-term debt	2,333,271,000	2,293,732,000
Other long-term liabilities	55,548,000	54,704,000
Deferred income taxes	—	83,021,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	280,556,000	279,993,000
Stockholders' equity:
Preferred stock	—	—
Common stock	2,315,000	2,315,000
Capital in excess of par value	1,747,376,000	1,747,324,000
Accumulated deficit	(472,033,000)	(338,674,000)
Accumulated other comprehensive income (loss)	(9,591,000)	(51,273,000)

Total stockholders' equity	1,268,067,000	1,359,692,000

Total liabilities and stockholders' equity	$4,388,901,000	4,245,158,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Revenue:
Theme park admissions	$191,300,000	193,473,000
Theme park food, merchandise and other	155,915,000	154,339,000

Total revenue	347,215,000	347,812,000
Operating costs and expenses:
Operating expenses	135,616,000	131,154,000
Selling, general and administrative	86,957,000	76,700,000
Noncash compensation (primarily selling, general and administrative)	26,000	2,445,000
Costs of products sold	30,335,000	30,385,000
Depreciation	39,516,000	36,996,000
Amortization	347,000	287,000

Total operating costs and expenses	292,797,000	277,967,000

Income from operations	54,418,000	69,845,000

Other income (expense):
Interest expense	(53,323,000)	(56,995,000)
Interest income	295,000	516,000
Early repurchase of debt	(27,592,000)	(29,895,000)
Equity in operations of theme parks	3,951,000	9,944,000
Other income (expense)	(270,000)	(951,000)

Total other income (expense)	(76,939,000)	(77,381,000)

Loss before income taxes	(22,521,000)	(7,536,000)
Income tax benefit	10,252,000	1,574,000

Net loss	$(12,269,000)	(5,962,000)

Net loss applicable to common stock	$(17,761,000)	(11,454,000)

Weighted average number of common shares outstanding—basic and diluted:	92,617,000	92,455,000

Net loss per average common share outstanding—basic and diluted:	$(0.19)	(0.12)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Revenue:
Theme park admissions	$206,187,000	214,995,000
Theme park food, merchandise and other	175,380,000	182,068,000

Total revenue	381,567,000	397,063,000

Operating costs and expenses:
Operating expenses	210,651,000	201,966,000
Selling, general and administrative	119,162,000	114,061,000
Noncash compensation (primarily selling, general and administrative)	51,000	5,049,000
Costs of products sold	33,303,000	34,656,000
Depreciation	78,566,000	73,632,000
Amortization	693,000	563,000

Total operating costs and expenses	442,426,000	429,927,000

Loss from operations	(60,859,000)	(32,864,000)

Other income (expense):
Interest expense	(107,696,000)	(118,363,000)
Interest income	619,000	1,919,000
Early repurchase of debt	(27,592,000)	(29,895,000)
Equity in operations of theme parks	(8,143,000)	(5,232,000)
Other expense	(310,000)	(615,000)

Total other income (expense)	(143,122,000)	(152,186,000)

Loss before income taxes	(203,981,000)	(185,050,000)
Income tax benefit	81,607,000	70,914,000

Loss before cumulative effect of an accounting change	(122,374,000)	(114,136,000)
Cumulative effect of an accounting change	—	(61,054,000)

Net loss	$(122,374,000)	(175,190,000)

Net loss applicable to common stock	$(133,359,000)	(186,175,000)

Weighted average number of common shares outstanding—basic and diluted:	92,617,000	92,445,000

Net loss per average common share outstanding—basic and diluted:
Loss before cumulative effect of an accounting change	$(1.44)	(1.35)
Cumulative effect of an accounting change	—	(0.66)

Net loss	$(1.44)	(2.01)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(12,269,000)	$(5,962,000)	$(122,374,000)	$(175,190,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	29,073,000	46,608,000	42,447,000	41,124,000
Net change in fair value of derivative instruments	(3,022,000)	(6,242,000)	(5,525,000)	(5,705,000)
Reclassifications of amounts taken to operations	1,600,000	3,366,000	4,760,000	6,638,000

Comprehensive income (loss)	$15,382,000	$37,770,000	$(80,692,000)	$(133,133,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash flows from operating activities:
Net loss	$(122,374,000)	$(175,190,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79,259,000	74,195,000
Equity in operations of theme parks	8,143,000	5,232,000
Cash received from theme parks	2,327,000	4,444,000
Noncash compensation	51,000	5,049,000
Interest accretion on notes payable	9,878,000	18,462,000
Early repurchase of debt	27,592,000	29,895,000
Cumulative change in accounting principle	—	61,054,000
Amortization of debt issuance costs	4,169,000	4,681,000
Loss on disposal of fixed assets	184,000	892,000
Increase in accounts receivable	(46,071,000)	(64,398,000)
Increase in inventories and prepaid expenses	(22,484,000)	(21,934,000)
Decrease in deposits and other assets	5,099,000	3,332,000
Increase in accounts payable, deferred revenue, accrued expenses and other liabilities	136,231,000	118,356,000
Increase in accrued interest payable	8,579,000	7,070,000
Deferred income tax benefit	(83,318,000)	(72,465,000)

Total adjustments	129,639,000	174,399,000

Net cash provided by (used in) operating activities	7,265,000	(791,000)

Cash flows from investing activities:
Additions to property and equipment	(88,360,000)	(83,586,000)
Investment in theme parks	(9,658,000)	(10,707,000)
Purchase of restricted-use investments	(342,000)	(469,291,000)
Maturities of restricted-use investments	75,111,000	469,991,000
Proceeds from sale of assets	—	1,984,000

Net cash used in investing activities	(23,249,000)	(91,609,000)

Cash flows from financing activities:
Repayment of long-term debt	(516,786,000)	(512,730,000)
Proceeds from borrowings	652,800,000	658,291,000
Net cash proceeds from issuance of common stock	—	154,000
Payment of cash dividends	(10,422,000)	(10,422,000)
Payment of debt issuance costs	(9,049,000)	(11,053,000)

Net cash provided by financing activities	116,543,000	124,240,000
Effect of exchange rate changes on cash and cash equivalents	1,053,000	2,201,000

Increase in cash and cash equivalents	101,612,000	34,041,000
Cash and cash equivalents at beginning of year	36,640,000	53,534,000

Cash and cash equivalents at end of period	$138,252,000	$87,575,000

Supplementary cash flow information:
Cash paid for interest	$85,072,000	$88,150,000

Cash paid for income taxes	1,711,000	1,017,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General—Basis of Presentation

        We own and operate regional theme amusement and water parks. As of June 30, 2003, we own or operate 39 parks, including 29 domestic parks, one park in Mexico, one in Canada and eight parks in Europe. As used in this Report, unless the context requires otherwise, the terms "we," "our" or "Six Flags" refer to Six Flags, Inc. and its consolidated subsidiaries. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

        In August 2002 we acquired Jazzland (now known as Six Flags New Orleans), a theme park located outside New Orleans. See Note 3. The accompanying consolidated financial statements for the three and six months ended June 30, 2002 do not include the results of the New Orleans park. The consolidated financial statements for the 2003 periods include the results of this park for the entire three- and six-month periods.

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

        Results of operations for the three- and six-month periods ended June 30, 2003 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

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

        For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill and intangible assets with indefinite useful lives were no longer amortized, but instead will be tested for impairment at least annually. As of the date of the adoption of SFAS No. 142, our unamortized goodwill was $1,190,215,000. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142. Our unamortized goodwill after impairment is $1,123,965,000 as of June 30, 2003.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation.

        During the first six months of 2002 and 2003, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

        During the first six months of 2003 and 2002, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

        From February 2001 through June 2003, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

        As of June 30, 2003, approximately $6,387,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 23 months.

  Loss Per Share

        The weighted average number of shares of Common Stock used in the calculations of diluted loss per share does not include (i) for the three- and six-month periods ended June 30, 2003, the effect of potential common shares issuable upon the exercise of 25,000 employee stock options, (ii) for the three- and six-month periods ended June 30, 2002, respectively, the effect of potential common shares issuable upon the exercise of 410,000 and 368,000 employee stock options and (iii) for all periods presented, the impact of the potential conversion of our outstanding convertible preferred stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares ("PIERS"), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.

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

        No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," and as provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," our net loss applicable to common stock would have been equal to the pro forma amounts below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stock:
As reported	$(17,761,000)	$(11,454,000)	$(133,359,000)	$(186,175,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,213,000)	(4,977,000)	(6,426,000)	(9,919,000)

Pro forma net loss applicable to common stock	$(20,974,000)	(16,431,000)	(139,785,000)	(196,094,000)

Net loss per weighted average common share outstanding—basic and diluted:
As reported	$(.19)	$(.12)	$(1.44)	$(2.01)
Pro forma	$(.23)	$(.18)	$(1.51)	$(2.12)

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

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Statement 150 generally requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody unconditional obligations of the issuer.

        Generally, Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of Statement 150 on July 1,2003.

        Statement 150 does not change the classification of our mandatorily redeemable preferred stock, because, under certain circumstances, we may require the holders of the PIERS to convert their PIERS into shares of our common stock prior to the redemption date. As such, the accretion of discount and declaration of dividends on the PIERS will continue to be reflected in determining net income (loss) applicable to common stock.

3.     Acquisition of Theme Parks

        On August 23, 2002, we acquired Jazzland (now known as Six Flags New Orleans), a theme park located outside New Orleans, for the assumption of $16.8 million of pre-existing liabilities of the park and aggregate cash payments of $5.4 million. The prior owner of the park had sought protection under the federal bankruptcy laws. We have agreed to invest in the park $25.0 million over the three seasons commencing with 2003. We lease, on a long-term basis, the land on which the park is located, together with most of the rides and attractions existing at the park on the acquisition date. We also own a separate 66 acre parcel appropriate for complementary uses. There were no costs in excess of the fair value of the net assets acquired. The transaction was accounted for as a purchase.

4.     Long-Term Indebtedness

        (a)   On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($401,000,000 and $391,451,000 carrying value as of March 31, 2003 and December 31, 2002, respectively) of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the "1998 Senior Notes"). The 1998 Senior Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the net proceeds of an offering by Holdings in February 2002 of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the "2002 Senior Notes"). See Note 4(f). Due to the adoption of FASB Statement No. 145, the results for the second quarter of 2002 have been reclassified to reflect a gross loss of $19,047,000, together with a related tax benefit of $7,238,000, from this early extinguishment.

        In December 2002, we purchased $9,000,000 principal amount of Senior Discount Notes. On April 9, 2003, we commenced a tender offer for all $401.0 million outstanding Senior Discount Notes. On April 16, and May 8, 2003, we purchased an aggregate of $397,405,000 principal amount of Senior Discount Notes (99.1% of outstanding) pursuant to the tender offer. The balance of the Senior Discount Notes were redeemed on May 16, 2003. The tender offer price was funded by a portion of the proceeds of an offering by Holdings in April 2003 of $430,000,000 principal amount of 9 3/4% Senior Notes due 2013 (the "2003 Senior Notes"). See Note 4(g). The redemption price was funded by the balance of such proceeds, together with cash on hand. A gross loss of $27,592,000 due to the early purchase and redemption of the Senior Discount Notes, together with a related $10,484,000 tax benefit, was recognized in the second quarter of 2003.

        (b)   On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Six Flags Operations Inc., issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the proceeds of the offering of the 2002 Senior Notes. See Note 4(f). Due to the adoption of FASB Statement No. 145, the results for the second quarter of 2002 were reclassified to reflect a gross loss of $10,848,000, together with a related tax benefit of $4,122,000, from this early extinguishment.

        (c)   On November 5, 1999, Six Flags Theme Parks Inc., our indirect wholly-owned subsidiary ("SFTP"), entered into a senior credit facility (the "Credit Facility") which was amended and restated

on July 8, 2002. As amended, the Credit Facility includes a $300,000,000 working capital revolving credit facility ($143,000,000 of which was outstanding at June 30, 2003), a $100,000,000 multicurrency reducing revolver facility (none of which was outstanding at June 30, 2003) and a $600,000,000 term loan (all of which was outstanding at June 30, 2003). Borrowings under the revolving credit facility (the "US Revolver") must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At June 30, 2003, the weighted average interest rates for borrowings under the US Revolver and term loan were 3.22% and 5.26%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008. This facility and the U.S. Revolver terminate on June 30, 2008. The amended term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the amendment, the maturity of the term loan will be shortened to (i) December 31, 2006 if prior to such date we do not repay or refinance the 1999 Senior Notes (see Note 4(d)), (ii) August 1, 2008, if prior to such date we do not repay or refinance the 2001 Senior Notes (see Note 4(e)) and (iii) December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. A commitment fee of ..50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations' capital stock.

        The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75.0 million in the aggregate may be from cash from operations (of which $8.9 million was dividended in 2002) to enable us to pay amounts in respect of any refinancing or repayment of our senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks") and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

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

        The indenture under which the 1999 Senior Notes were issued limits the ability of Holdings and its subsidiaries to, among other things, dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

        (e)   On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 1/2% Senior Notes due 2009 (the "2001 Senior Notes"). The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2001 Senior Notes require annual interest payments of approximately $35,625,000 (9 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009. The 2001 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity. The indenture under which the 2001 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes.

        (f)    On February 11, 2002, Holdings issued $480,000,000 principal amount of the 2002 Senior Notes. The 2002 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2002 Senior Notes require annual interest payments of approximately $42,600,000 (8 7/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2002 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The indenture under which the 2002 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. The net proceeds of the 2002 Senior Notes were used to fund the redemption of the 1998 Senior Notes (see Note 4(a)) and the SFO Notes (see Note 4(b)).

        (g)   On April 16, 2003, Holdings issued $430,000,000 principal amount of the 2003 Senior Notes. The 2003 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2003 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013. The 2003 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 2003 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2003 Senior Notes were used to fund the tender offer and redemption of the Senior Discount Notes (see Note 4(a)).

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

        As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On June 30, 2003, we owned approximately 25% and 37%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The units tendered in 2003 entailed an aggregate purchase price for both parks of approximately $5.7 million. The maximum unit purchase obligations for 2004 at both parks will aggregate approximately $184.4 million.

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

        We are party to various other legal actions arising in the normal course of business. Matters that are probable of having an unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. Our self-insurance retention for liability claims arising on and after November 15, 2002 is $2,000,000 per occurrence. The retention for liability claims arising in the prior twelve months is $1,000,000 per occurrence. There is generally no retention for earlier claims. None of the legal actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations, or liquidity after consideration of recorded accruals.

6.     Investment in Theme Parks

        The following reflects the summarized results of the four parks (Six Flags Over Georgia, Six Flags Over Texas, Six Flags White Water Atlanta and Six Flags Marine World) managed by us during the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Revenue	$75,217	$82,341	$87,501	93,012
Expenses:
Operating expenses	25,947	24,241	46,189	44,321
Selling, general and administrative	12,203	12,559	18,885	21,332
Costs of products sold	5,088	6,034	5,839	6,805
Depreciation and amortization	4,732	4,683	10,282	9,773
Interest expense, net	3,045	3,331	6,822	7,042
Other	—	(25)	—	(25)

Total	51,015	50,823	88,017	89,248

Net income (loss)	$24,202	$31,518	$(516)	3,764

        Our share of income from operations of the four theme parks for the three and six months ended June 30, 2003 was $8,799,000 and $1,531,000, respectively, prior to depreciation and amortization charges of $4,196,000 and $8,402,000, respectively, and third-party interest and other non-operating expenses of $652,000 and $1,272,000, respectively. Our share of income from operations of the four theme parks for the three and six months ended June 30, 2002 was $14,405,000 and $3,931,000, respectively, prior to depreciation and amortization charges of $3,694,000 and $7,791,000, respectively, and third-party interest and other non-operating expenses of $767,000 and $1,372,000, respectively. The following information reflects the reconciliation between the results of the four theme parks and the Company's share of the results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(In thousands)
Theme park net income (loss)	$24,202	$31,518	$(516)	$3,764
Third party share of net income (loss)	(18,413)	(20,093)	(3,906)	(5,626)
Depreciation of ride and equipment component of our investment in theme parks in excess of share of net assets	(1,838)	(1,481)	(3,721)	(3,370)

Equity in operations of theme parks	$3,951	$9,944	$(8,143)	$(5,232)

        There is a substantial difference between the carrying value of our investment in the theme parks and the net book value of the theme parks. Prior to January 1, 2002 and the adoption of Statement 142 (see Note 1), the difference was being amortized over 20 years for the Partnership Parks and over the expected useful life of the rides and equipment installed by us at Six Flags Marine World. The following information reconciles our share of the net assets of the theme parks and our investment in the parks.

	June 30, 2003	December 31, 2002
	(In thousands)
Our share of net assets of theme parks	$96,407	$99,561
Our investment in theme parks in excess of share of net assets	193,074	190,732
Investments in theme parks, cost method	6,701	6,701
Advances made to theme parks	104,207	104,207

Investments in theme parks	$400,389	$401,201

        At June 30, 2003, approximately $6.7 million of our aggregate investment in theme parks at that date represented our minority investment in the Madrid park. This investment did not contribute to the equity in operations of theme parks in the first six months of 2003 or 2002.

7.     Business Segments

        We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision making. The primary performance measure used in decisions about the allocation of resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA") for each park.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Theme park revenue	$422,432	$430,153	$469,068	$490,075
Theme park cash expenses	289,014	269,685	420,880	404,677

Aggregate park EBITDA	133,418	160,468	48,188	85,398
Third-party share of EBITDA from parks accounted for under the equity method	(22,208)	(24,926)	(15,445)	(17,002)
Depreciation and amortization of investment in theme parks	(4,196)	(3,694)	(8,402)	(7,791)
Unallocated net expenses, including corporate and other expenses	(36,644)	(45,622)	(41,986)	(55,016)
Depreciation and amortization	(39,863)	(37,283)	(79,259)	(74,195)
Interest expense	(53,323)	(56,995)	(107,696)	(118,363)
Interest income	295	516	619	1,919

Loss before income taxes	$(22,521)	$(7,536)	$(203,981)	$(185,050)

Theme park revenue	$422,432	$430,153	$469,068	$490,075
Theme park revenue from parks accounted for under the equity method	(75,217)	(82,341)	(87,501)	(93,012)

Consolidated total revenue	$347,215	$347,812	$381,567	$397,063

        Eight of our parks are located in Europe, one is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first six months of 2003 and 2002.

2003:	Domestic	International	Total
	(In thousands)
Long-lived assets	$3,427,176	$572,768	$3,999,944
Revenue	306,924	74,643	381,567
2002:	Domestic	International	Total
	(In thousands)
Long-lived assets	$3,401,652	$515,852	$3,917,504
Revenue	328,320	68,743	397,063

        Long-lived assets include property and equipment, investment in theme parks and intangible assets.

8.     Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt are now reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement became effective on January 1, 2003 in our case. Upon adoption, we were required to reclassify the losses incurred in the second quarter of 2002 ($27.6 million, with a tax benefit of $11.4 million) as pretax items. The statement is also applicable to the tender offer and redemption of the Senior Discount Notes (see Note 4(a)). The adoption of this statement did not modify or adjust net income (loss) for any period and does not impact our compliance with any debt covenants.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and was effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company held a variable interest that it acquired before February 1, 2003. As a result, we adopted the provisions of the Interpretation on July 1, 2003. The adoption did not have a material impact on our consolidated results of operations. If we had adopted Interpretation No. 46 as of the beginning of the year, revenues would have increased by $87.5 million, expenses would have increased $95.6 million, and equity in operations of theme parks would have been zero for the six months ended June 30, 2003. See Note 6 to Notes to Consolidated Financial Statements which discusses the Partnership Parks and Six Flags Marine World. In future filings, the results of these parks will be consolidated as a result of the adoption of Interpretation No. 46.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  General

        Results of operations for the three- and six month periods ended June 30, 2003 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

        The accompanying consolidated financial statements for the three and six months ended June 30, 2002 do not include the results of the New Orleans park, acquired in August of that year. The consolidated financial statements for the 2003 periods include the results of this park for the entire three- and six-month periods.

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

  Three months ended June 30, 2003 vs. three months ended June 30, 2002

        Revenue in the second quarter of 2003 totaled $347.2 million compared to $347.8 million for the second quarter of 2002. The 0.2% decrease in revenues from consolidated operations in the 2003 period primarily reflects a decrease in attendance of 1.9% during the 2003 period, largely offset by a 1.7% increase in per capita revenue as well as the inclusion of the New Orleans park in the 2003 quarter. Excluding the New Orleans park, revenue decreased by $11.4 million (3.3%) in the 2003 quarter. We believe the attendance decrease reflects the impact of significantly above average rainfall and below average temperature in a number of key markets in May and June, together with the effects of a persistently weak economy, which affected both group sales attendance and individual visitations.

        Operating expenses for the second quarter of 2003 increased $4.5 million (3.4%) compared to expenses for the second quarter of 2002. Excluding the expenses at the New Orleans park, operating expenses in the 2003 period decreased $0.7 million as compared to the prior-year quarter.

        Selling, general and administrative expenses for the second quarter of 2003 increased $10.3 million (13.4%) compared to comparable expenses for the second quarter of 2002. Excluding the expenses at the New Orleans park, selling, general and administrative expenses in the 2003 quarter increased $8.1 million (10.5%) as compared to the prior-year period largely as a result of increased advertising expense in the quarter, reflecting mostly a shift from the first to the second quarter this year, and an increase in insurance expense.

        Costs of products sold in the 2003 period decreased slightly compared to costs for the 2002 period. As a percentage of theme park food, merchandise and other revenue, costs of products decreased slightly in the 2003 quarter from 19.7% in the 2002 period to 19.5% in the current-year quarter.

        Depreciation and amortization expense for the second quarter of 2003 increased $2.6 million compared to the second quarter of 2002. The increase compared to the 2002 level was attributable to additional expense associated with Six Flags New Orleans as well as our on-going capital program.

        Interest expense, net decreased $3.5 million compared to the second quarter of 2002, reflecting lower cost of funds. Expenses in the second quarter of 2003 relating to early repurchase of debt (which are now shown before giving effect to the related tax benefit and were formerly accounted for as an extraordinary loss and shown on a net basis) decreased by $2.3 million compared to the prior-year quarter. The expenses in both periods reflect the refinancing of public debt (see Note 4 to Notes to Consolidated Financial Statements).

        Equity in operations of theme parks reflects our share of the income of Six Flags Over Texas (37% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the second quarter of 2003, the equity in operations of theme parks decreased $6.0 million compared to the second quarter of 2002, largely as a result of reduced revenues at three of those parks in the 2003 quarter.

        Income tax benefit was $10.3 million for the second quarter of 2003 compared to a $1.6 million benefit for the second quarter of 2002. The effective tax rate for the second quarter of 2003 and 2002 was 45.5% and 20.9%, respectively.

  Six months ended June 30, 2003 vs. six months ended June 30, 2002

        Revenue in the first six months of 2003 totaled $381.6 million compared to $397.1 million for the six months of 2002. The 3.9% decrease in revenues from consolidated operations in the 2003 period reflects a decrease in attendance of 3.9% during the 2003 period, after the inclusion of the New Orleans park. Excluding the New Orleans park, revenue decreased by $26.4 million (6.7%) in the 2003 period and attendance was down by 7.2%. We believe the attendance decrease in the first six months of 2003 reflects the same economic and weather factors as the three month performance.

        Operating expenses for the first six months of 2003 increased $8.7 million (4.3%) compared to expenses for the comparable period of 2002. Excluding the expenses at the New Orleans park, operating expenses in the 2003 period increased $1.3 million (0.6%) as compared to the prior-year period primarily reflecting fringe benefit expense relating to pension and medical benefits.

        Selling, general and administrative expenses for the first six months of 2003 increased $5.1 million (4.5%) compared to comparable expenses for the first six months of 2002. Excluding the expenses at the New Orleans park, selling, general and administrative expenses in the 2003 period increased $2.2 million (2.0%) as compared to the prior-year period largely as a result of higher insurance expense.

        Costs of products sold in the 2003 period decreased by $1.4 million compared to costs for the prior-year period. As a percentage of theme park food, merchandise and other revenue, costs of products totaled 19.0% in both periods.

        Depreciation and amortization expense for the first six months of 2003 increased $5.1 million compared to the prior-year period. The increase compared to the 2002 level was attributable to additional expense associated with Six Flags New Orleans as well as our on-going capital program.

        Interest expense, net decreased $9.4 million compared to the first six months of 2002, reflecting lower cost of funds and the incurrence of additional interest expense in 2002 related to a new note issue, the proceeds of which were applied to retire other outstanding notes approximately 45 days after issuance of the new notes. Expenses in the first six months of 2003 relating to early repurchase of debt (which are now shown before giving effect to the related tax benefit and were formerly accounted for as an extraordinary loss and shown on a net basis) decreased by $2.3 million compared to the prior-year period. The expenses in both periods reflect the refinancing of public debt (see Note 4 to Notes to Consolidated Financial Statements).

        Equity in operations of theme parks reflects our share of the income of Six Flags Over Texas (37% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first six months of 2003, the equity in operations of theme parks decreased $2.9 million compared to the first six months of 2002, largely as a result of reduced revenues at two of those parks in the 2003 period.

        Income tax benefit was $81.6 million for the first six months of 2003 compared to a $70.9 million benefit for the comparable period of 2002. The effective tax rate for the first six months of 2003 and 2002 was 40.0% and 38.3%, respectively.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

        At June 30, 2003, our total debt aggregated $2,481.7 million, of which approximately $148.4 million was scheduled to mature prior to June 30, 2004. Substantially all of the current portion of long-term debt represents borrowings under the working capital revolving credit component of our Credit Facility. Based on interest rates at June 30, 2003 for floating rate debt, and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2003 on total debt at June 30, 2003 will aggregate approximately $183.0 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.

        Our debt at June 30, 2003 included $1,704.3 million of fixed-rate senior notes, with staggered maturities ranging from 2007 to 2013, $743.0 million under our Credit Facility and $34.4 million of other indebtedness. Our Credit Facility includes a $600.0 million term loan ($600.0 million outstanding at June 30, 2003); a $100.0 million multicurrency reducing revolver facility (none outstanding at that date) and a $300.0 million working capital revolver ($143.0 million outstanding at that date). The working capital revolving credit facility must be repaid in full for 30 consecutive days during each year and this facility terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the Credit Facility, the maturity of the term loan will be shortened to (i) December 31, 2006 if prior to such date we do not repay or refinance the 1999 Senior Notes (see Note 4(d)), (ii) August 1, 2008, if prior to such date we do not repay or refinance the 2001 Senior Notes (see Note 4(e)) and (iii) December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 4 and 2 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

        At June 30, 2003, we had approximately $138.3 million of unrestricted cash and $240.0 million available under our Credit Facility.

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

        During the six months ended June 30, 2003, net cash provided by operating activities was $7.3 million. Net cash used in investing activities in the first six months of 2003 totaled $23.2 million, consisting primarily of capital expenditures for the 2003 and 2004 seasons, offset in part by the maturity of the cash investments, which had previously been restricted. Net cash provided by financing activities in the first six months of 2003 was $116.5 million, representing primarily the borrowings under our working capital revolving facility as well as refinancing of our Senior Discount Notes (See Note 4(a) to Notes to Consolidated Financial Statements).

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2026, in the case of the Georgia park and 2027, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $52.2 million in 2003 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2003 approximately $16.9 million based on our ownership of approximately 25% of the Georgia partnership units and 37% of the Texas partnership units), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

        We are making approximately $8.8 million of capital expenditures at these parks for the 2003 season, an amount in excess of the minimum required expenditure. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2004 will be an aggregate of approximately $184.4 million, representing approximately 35.0% of the outstanding units of the Georgia park and 26.1% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $61.9 million of aggregate EBITDA during 2002. At June 30, 2003, we had total loans outstanding of $104.2 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme parks. The balance of these loans at December 31, 2002 was also $104.2 million.

        By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are presently required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At June 30, 2003, these partnerships had outstanding $36.9 million of third-party indebtedness (including $7.6 million of borrowings under working capital revolving facilities at that date), of which $15.6 million (including the working capital facilities' borrowings) matures prior to June 30, 2004. We expect that cash flow from operations at each of the Partnership Parks will be adequate to satisfy its debt obligations.

        Our previous property insurance policies expired in September 2002 and our previous liability insurance policies expired in November 2002. The replacement insurance policies we obtained do not cover risks to property related to terrorist activities (which were not excluded from the prior property insurance policies), require higher premiums and have larger self insurance retentions than the previous policies. The current policies expire in September and November 2003. Due in large part to the continuing effects of the September 11, 2001 terrorist attack upon the insurance industry, we cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

        In addition to our debt and preferred stock obligations and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2002, license fees for our international parks aggregated $2.4 million. At June 30, 2003, we have prepaid approximately $6.5 million of the international license fees.

        Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2003 and beyond will be made on a discretionary basis. We plan on spending approximately $130.0 million on capital expenditures in 2003.

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

        We may from time to time seek to retire our outstanding debt or PIERS through cash purchases and/or exchanges for securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2002 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk. As of June 30, 2003, there have been no material changes in our market risk exposure from that disclosed in the 2002 Form 10-K.

Item 4—Controls and Procedures

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

        There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Items 1, 2, 3 and 5

        Not applicable.

Items 4—Submission of Matters to a Vote of Securityholders

        On May 28, 2003, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 87,623,806 shares (94.6% of the outstanding shares of common stock). Two proposals were voted upon at the Meeting. The proposals and voting results were as follows:

  1.
  Proposal 1—Election of Directors

  The following persons were elected as directors as follows:

Name	For	Withheld
Paul A. Biddelman	86,729,105	894,701
Kieran E. Burke	86,675,604	948,202
James F. Dannhauser	86,681,146	942,660
Michael E. Gellert	86,690,480	933,326
Francois Letaconnoux	86,729,274	894,532
Robert J. McGuire	86,739,355	884,451
Stanley S. Shuman	78,346,953	9,276,853
Gary Story	86,681,487	942,319
  2.
  Proposal 2—Ratification of selection by the Company's Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 2003.

For	Against	Withheld
86,275,883	1,337,708	10,215

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    Exhibit 32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

    Current Report on 8-K, dated April 9, 2003.
    Current Report on 8-K, dated April 17, 2003.
    Current Report on 8-K, dated May 13, 2003.
    Current Report on 8-K, dated May 13, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)
/s/ KIERAN E. BURKE Kieran E. Burke Chairman and Chief Executive Officer
/s/ JAMES F. DANNHAUSER James F. Dannhauser Chief Financial Officer
Date: August 14, 2003

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
SIX FLAGS, INC. CONSOLIDATED BALANCE SHEETS
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
SIX FLAGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
PART II—OTHER INFORMATION
  Items 1, 2, 3 and 5
  Items 4—Submission of Matters to a Vote of Securityholders
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES