Form 10-Q
period 2003-09-30
SIX FLAGS INC
filed 2003-11-14
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-9789

SIX FLAGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11501 Northeast Expressway, Oklahoma City, Oklahoma 73131 (Address of principal executive offices, including zip code)
(405) 475-2500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒ No    ☐

        Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes    ☒ No    ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,650,000	36,640,000
Accounts receivable	85,753,000	40,019,000
Inventories	32,883,000	34,648,000
Prepaid expenses and other current assets	25,545,000	30,628,000
Restricted-use investment securities	—	75,111,000

Total current assets	325,831,000	217,046,000
Other assets:
Debt issuance costs	48,982,000	51,752,000
Deposits and other assets	23,385,000	28,286,000

Total other assets	72,367,000	80,038,000
Property and equipment, at cost	3,167,220,000	3,025,049,000
Less accumulated depreciation	749,585,000	624,961,000

	2,417,635,000	2,400,088,000
Investment in theme parks	419,165,000	401,201,000
Intangible assets, net of accumulated amortization	1,146,509,000	1,146,785,000

Total assets	$4,381,507,000	4,245,158,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,816,000	42,650,000
Accrued liabilities	82,376,000	57,540,000
Accrued interest payable	46,517,000	38,345,000
Deferred income	22,828,000	15,409,000
Current portion of long-term debt	8,580,000	20,072,000

Total current liabilities	221,117,000	174,016,000
Long-term debt	2,326,577,000	2,293,732,000
Other long-term liabilities	52,095,000	54,704,000
Deferred income taxes	94,231,000	83,021,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	280,837,000	279,993,000
Stockholders' equity:
Preferred stock	—	—
Common stock	2,315,000	2,315,000
Capital in excess of par value	1,747,400,000	1,747,324,000
Accumulated deficit	(337,354,000)	(338,674,000)
Accumulated other comprehensive income (loss)	(5,711,000)	(51,273,000)

Total stockholders' equity	1,406,650,000	1,359,692,000

Total liabilities and stockholders' equity	$4,381,507,000	4,245,158,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Revenue:
Theme park admissions	$312,757,000	309,563,000
Theme park food, merchandise and other	252,726,000	248,536,000

Total revenue	565,483,000	558,099,000

Operating costs and expenses:
Operating expenses	150,041,000	143,479,000
Selling, general and administrative	59,750,000	49,958,000
Noncash compensation (primarily selling, general and administrative)	25,000	2,446,000
Costs of products sold	46,705,000	45,677,000
Depreciation	40,445,000	38,282,000
Amortization	347,000	476,000

Total operating costs and expenses	297,313,000	280,318,000

Income from operations	268,170,000	277,781,000

Other income (expense):
Interest expense	(52,346,000)	(57,232,000)
Interest income	908,000	738,000
Equity in operations of theme parks	18,902,000	22,008,000
Other income (expense)	(885,000)	(1,000,000)

Total other income (expense)	(33,421,000)	(35,486,000)

Income before income taxes	234,749,000	242,295,000
Income tax expense	94,576,000	102,631,000

Net income	140,173,000	139,664,000

Net income applicable to common stock	$134,679,000	134,170,000

Weighted average number of common shares outstanding — basic	92,617,000	92,535,000

Weighted average number of common shares outstanding — diluted	106,409,000	106,325,000

Net income per average common share outstanding—basic	$1.45	1.45

Net income per average common share outstanding—diluted	$1.32	1.31

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Revenue:
Theme park admissions	$518,944,000	524,558,000
Theme park food, merchandise and other	428,106,000	430,604,000

Total revenue	947,050,000	955,162,000

Operating costs and expenses:
Operating expenses	360,692,000	345,445,000
Selling, general and administrative	178,912,000	164,019,000
Noncash compensation (primarily selling, general and administrative)	76,000	7,495,000
Costs of products sold	80,008,000	80,333,000
Depreciation	119,011,000	111,914,000
Amortization	1,040,000	1,039,000

Total operating costs and expenses	739,739,000	710,245,000

Income from operations	207,311,000	244,917,000

Other income (expense):
Interest expense	(160,042,000)	(175,595,000)
Interest income	1,527,000	2,657,000
Equity in operations of theme parks	10,759,000	16,776,000
Early repurchase of debt	(27,592,000)	(29,895,000)
Other income (expense)	(1,195,000)	(1,615,000)

Total other income (expense)	(176,543,000)	(187,672,000)

Income before income taxes	30,768,000	57,245,000
Income tax expense	12,969,000	31,717,000

Income before cumulative effect of a change in accounting principle	17,799,000	25,528,000
Cumulative effect of a change in accounting principle	—	(61,054,000)

Net income (loss)	$17,799,000	(35,526,000)

Net income (loss) applicable to common stock	$1,320,000	(52,005,000)

Weighted average number of common shares outstanding—basic	92,617,000	92,476,000

Weighted average number of common shares outstanding—diluted	92,629,000	92,579,000

Net income (loss) per average common share outstanding—basic and diluted
Income before cumulative effect of a change in accounting principle	$0.01	0.10
Cumulative effect of a change in accounting principle	—	(0.66)

Net income (loss)	$0.01	(0.56)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$140,173,000	$139,664,000	$17,799,000	$(35,526,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,060,000	(22,431,000)	44,507,000	18,693,000
Net change in fair value of derivative instruments	28,000	(3,867,000)	(5,497,000)	(9,572,000)
Reclassifications of amounts taken to operations	1,792,000	3,465,000	6,552,000	10,103,000

Comprehensive income (loss)	$144,053,000	$116,831,000	$63,361,000	$(16,302,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash flow from operating activities:
Net income (loss)	$17,799,000	$(35,526,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization	120,051,000	112,953,000
Equity in operations of theme parks	(10,759,000)	(16,776,000)
Cash received from theme parks	10,589,000	12,294,000
Noncash compensation	76,000	7,495,000
Interest accretion on notes payable	10,040,000	27,923,000
Early repurchase of debt	27,592,000	29,895,000
Cumulative change in accounting principle	—	61,054,000
Amortization of debt issuance costs	6,238,000	6,809,000
Loss on disposal of fixed assets	973,000	1,996,000
Increase in accounts receivable	(45,138,000)	(55,304,000)
(Increase) decrease in inventories and prepaid expenses	6,848,000	(687,000)
Decrease in deposits and other assets	4,901,000	1,679,000
Increase in accounts payable, deferred revenue, accrued liabilities and other liabilities	47,569,000	41,995,000
Increase (decrease) in accrued interest payable	8,172,000	(1,868,000)
Deferred income tax expense	10,563,000	30,233,000

Total adjustments	197,715,000	259,690,000

Net cash provided by operating activities	215,514,000	224,164,000

Cash flow from investing activities:
Additions to property and equipment	(95,670,000)	(110,966,000)
Investment in theme parks	(15,152,000)	(14,961,000)
Acquisition of theme park companies, net of cash acquired	—	(5,415,000)
Purchase of restricted-use investments	(342,000)	(469,947,000)
Maturities of restricted-use investments	75,111,000	469,991,000
Proceeds from sale of assets	—	2,514,000

Net cash used in investing activities	(36,053,000)	(128,784,000)

Cash flow from financing activities:
Repayment of long-term debt	(681,477,000)	(694,217,000)
Proceeds from borrowings	670,800,000	686,723,000
Net cash proceeds from issuance of common stock	—	881,000
Payment of cash dividends	(15,633,000)	(15,633,000)
Payment of debt issuance costs	(9,070,000)	(24,645,000)

Net cash used in financing activities	(35,380,000)	(46,891,000)

Effect of exchange rate changes on cash	929,000	1,613,000

Increase in cash and cash equivalents	145,010,000	50,102,000
Cash and cash equivalents at beginning of period	36,640,000	53,534,000

Cash and cash equivalents at end of period	$181,650,000	$103,636,000

Supplemental cashflow information:
Cash paid for interest	$135,535,000	$142,160,000

Cash paid for income taxes	$2,719,000	$2,105,000

Long-term debt assumed in Jazzland acquisition	$—	$16,820,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General—Basis of Presentation

        We own and operate regional theme amusement and water parks. As of September 30, 2003, we own or operate 39 parks, including 29 domestic parks, one park in Mexico, one in Canada and eight parks in Europe. As used in this Report, unless the context requires otherwise, the terms "we," "our" or "Six Flags" refer to Six Flags, Inc. and its consolidated subsidiaries. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

        On August 23, 2002 we acquired Jazzland (now known as Six Flags New Orleans), a theme park located outside New Orleans. See Note 3. The accompanying consolidated financial statements for the three and nine months ended September 30, 2002 include the results of the New Orleans park only subsequent to its acquisition date. The consolidated financial statements for the 2003 periods include the results of this park for the entire three- and nine-month periods.

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

        Results of operations for the three- and nine-month periods ended September 30, 2003 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

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

        For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill and intangible assets with indefinite useful lives were no longer amortized, but instead will be tested for impairment at least annually. As of the date of the adoption of SFAS No. 142, our unamortized goodwill was $1,190,215,000. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142. Our unamortized goodwill is $1,123,417,000 as of September 30, 2003.

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

        During the first nine months of 2002 and 2003, we have designated all of the interest rate swap agreements as cash-flow hedges.

        We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and our strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. We also assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

        Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

        During the first nine months of 2003 and 2002, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

        From February 2001 through September 2003, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

        As of September 30, 2003, approximately $6,245,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 20 months.

  Income (Loss) Per Share

        The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, diluted income per average share is calculated using net income as the effect of the preferred stock is dilutive. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2003 did not include the effects of the potential exercise of 7,350,000 options, as the option price was in excess of the average common stock price for the period. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2002 did not include the effects of the potential exercise of 7,374,000 and 6,797,000 options, respectively, as the option price was in excess of the average common stock price for the period. Additionally, the weighted average number of shares of Common Stock on a diluted basis for the nine-month periods does not include the effect of the potential conversion of the Company's convertible preferred stock as the effect of such conversion and the resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares ("PIERS"), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of common shares outstanding—basic	92,617,000	92,535,000	92,617,000	92,476,000
Effect of potential common shares issuable upon the exercise of employee stock options	3,000	1,000	12,000	103,000
Effect of potential common shares issuable upon conversion of preferred stock	13,789,000	13,789,000	—	—

Weighted average number of common shares outstanding—diluted	106,409,000	106,325,000	92,629,000	92,579,000

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

        No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," and as provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," our net income for the three-month periods presented and our net income (loss) applicable to common stock for the nine-month periods presented would have been equal to the pro forma amounts below. Net income is used in calculating the diluted per share amounts for the three-month periods because the diluted average common share outstanding gives effect to the conversion of our preferred stock, which is dilutive for the three month periods but not the nine month periods.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income or net income (loss) applicable to common stock:
As reported	$140,173,000	$139,664,000	$1,320,000	$(52,005,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,213,000)	(4,959,000)	(9,639,000)	(14,878,000)

Pro forma net income	136,960,000	134,705,000	8,160,000	(50,404,000)
Pro forma net income (loss) applicable to common stock	$131,466,000	$129,211,000	$(8,319,000)	$(66,883,000)

Net income or net income (loss) applicable to common stock per weighted average common share outstanding—basic:
As reported	$1.45	$1.45	$.01	$(.56)
Pro forma	$1.42	$1.40	$(.09)	$(.72)
Net income or net income (loss) applicable to common stock per weighted average common share outstanding—diluted:
As reported	$1.32	$1.31	$.01	$(.56)
Pro forma	$1.29	$1.27	$(.09)	$(.72)

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

        Generally, Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Subsequent to the issuance of Statement 150, the Financial Accounting Standards Board indefinitely deferred the provisions of Statement 150 related to investments in limited-life entities. We adopted the effective provisions of Statement 150 on July 1, 2003.

        Statement 150 does not change the classification of our mandatorily redeemable preferred stock, because under certain circumstances, we may require the holders of the PIERS to convert their PIERS into shares of our common stock prior to the redemption date. As such, the accretion of discount and declaration of dividends on the PIERS will continue to be reflected in determining net income (loss) applicable to common stock.

3. Acquisition of Theme Parks

        On August 23, 2002, we acquired Jazzland (now known as Six Flags New Orleans), a theme park located outside New Orleans, for the assumption of $16.8 million of pre-existing liabilities of the park and aggregate cash payments of $5.4 million. The prior owner of the park had sought protection under the federal bankruptcy laws. We have agreed to invest in the park $25.0 million over the three seasons commencing with 2003. This obligation has been satisfied. We lease, from the Industrial Development Board of the City of New Orleans, on a long-term basis, the land on which the park is located, together with most of the rides and attractions existing at the park on the acquisition date. Pursuant to this lease, the Industrial Development Board automatically acquires title to and becomes the owner of all rides, attractions and other leasehold improvements funded with our $25 million investment or with other amounts we invest at the park, subject to all of the terms of the lease. We also own a separate 66-acre parcel appropriate for complementary uses. There were no costs in excess of the fair value of the net assets acquired. The transaction was accounted for as a purchase.

4. Long-Term Indebtedness

        (a)   On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($401,000,000 and $391,451,000 carrying value as of March 31, 2003 and December 31, 2002, respectively) of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") and $280,000,000 principal amount of 9 1/4% Senior Notes due 2006 (the "1998 Senior Notes"). The 1998 Senior Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the net proceeds of an offering by Holdings in February 2002 of $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the "2002 Senior Notes"). See Note 4(f). Due to the adoption of FASB Statement No. 145, the results for the nine-month period ended September 30, 2002 have been reclassified from the prior year presentation to reflect a gross loss of $19,047,000, together with a related tax benefit of $7,238,000, from this early extinguishment.

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

        (b)   On April 1, 1998, Six Flags Entertainment Corporation ("SFEC"), which was subsequently merged into Six Flags Operations Inc., issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes were redeemed in full on April 1, 2002. The redemption price was funded from a portion of the proceeds of the offering of the 2002 Senior Notes. See Note 4(f). Due to the adoption of FASB Statement No. 145, the results for the second quarter of 2002 were reclassified from the prior year presentation to reflect a gross loss of $10,848,000, together with a related tax benefit of $4,122,000, from this early extinguishment.

        (c)   On November 5, 1999, Six Flags Theme Parks Inc., our indirect wholly-owned subsidiary ("SFTP"), entered into a senior credit facility (the "Credit Facility") which was amended and restated on July 8, 2002. As amended, the Credit Facility includes a $300,000,000 working capital revolving credit facility (none of which was outstanding at September 30, 2003), a $100,000,000 multicurrency reducing revolver facility (none of which was outstanding at September 30, 2003) and a $600,000,000 term loan (all of which was outstanding at September 30, 2003). Borrowings under the revolving credit facility (the "US Revolver") must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to nine months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At September 30, 2003, the weighted average interest rate for borrowings under the term loan was 5.26%. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008. This facility and the U.S. Revolver terminate on September 30, 2008. The amended term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on September 30, 2009. Under the amendment, the maturity of the term loan will be shortened to (i) December 31, 2006 if prior to such date we do not repay or refinance the 1999 Senior Notes (see Note 4(d)), (ii) August 1, 2008, if prior to such date we do not repay or refinance the 2001 Senior Notes (see Note 4(e)) and (iii) December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations' capital stock.

        The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that, among other things, (i) dividends of up to $75.0 million in the aggregate may be paid from cash from operations (of which $8.9 million was dividended in 2002) to enable us to pay amounts in respect of any refinancing or repayment of our senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks")) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

        (d)   On September 30, 1999, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes due 2007 (the "1999 Senior Notes"). The 1999 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 1999 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1999 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after June 15, 2003, at varying redemption prices beginning at 104.875% and reducing annually until maturity. In December 2002, we purchased $7,000,000 principal amount of the 1999 Senior Notes.

16

        The indenture under which the 1999 Senior Notes were issued limits the ability of Holdings and its subsidiaries to, among other things, dispose of assets; incur additional indebtedness or liens; pay dividends and make other restrictive payments; engage in mergers or consolidations; and engage in certain transactions with affiliates.

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

        As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On September 30, 2003, we owned approximately 25% and 37%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The units tendered in 2003 entailed an aggregate purchase price for both parks of approximately $5.7 million. The maximum unit purchase obligations for 2004 at both parks will aggregate approximately $184.4 million.

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

6.    Investment in Theme Parks

        The following reflects the summarized results of the four parks (Six Flags Over Georgia, Six Flags Over Texas, Six Flags White Water Atlanta and Six Flags Marine World) managed by us during the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Revenue	$90,378	$90,824	$177,879	$183,836
Expenses:
Operating expenses	25,482	24,898	71,671	69,219
Selling, general and administrative	7,348	7,610	26,233	28,942
Costs of products sold	6,120	5,924	11,959	12,729
Depreciation and amortization	5,048	4,960	15,330	14,733
Interest expense, net	3,116	3,173	9,938	10,215
Other	146	—	146	(25)

Total	47,260	46,565	135,277	135,813

Net income (loss)	$43,118	$44,259	$42,602	$48,023

        Our share of income from operations of the four theme parks for the three and nine months ended September 30, 2003 was $23,629,000 and $25,160,000, respectively, prior to depreciation and amortization charges of $4,306,000 and $12,708,000, respectively, and third-party interest and other non-operating expenses of $421,000 and $1,693,000, respectively. Our share of income from operations of the four theme parks for the three and nine months ended September 30, 2002 was $26,637,000 and $30,568,000, respectively, prior to depreciation and amortization charges of $3,944,000 and $11,735,000, respectively, and third-party interest and other non-operating expenses of $685,000 and $2,057,000, respectively. The following information reflects the reconciliation between the results of the four theme parks and the Company's share of the results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Theme park net income	$43,118	$44,259	$42,602	$48,023
Third party share of net income (loss)	(22,357)	(20,629)	(26,263)	(26,255)
Depreciation of ride and equipment component of our investment in theme parks in excess of share of net assets	(1,859)	(1,622)	(5,580)	(4,992)

Equity in operations of theme parks	$18,902	$22,008	$10,759	$16,776

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

	September 30, 2003	December 31, 2002
	(In thousands)
Our share of net assets of theme parks	$109,895	$99,561
Our investment in theme parks in excess of share of net assets	193,362	190,732
Investments in theme parks, cost method	6,701	6,701
Advances made to theme parks	109,207	104,207

Investments in theme parks	$419,165	$401,201

        At September 30, 2003, approximately $6.7 million of our aggregate investment in theme parks at that date represented our minority investment in the Madrid park. This investment did not contribute to the equity in operations of theme parks in the first nine months of 2003 or 2002.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Theme park revenue	$655,861	$648,923	$1,124,929	$1,138,998
Theme park cash expenses	288,326	270,672	709,206	675,349

Aggregate park EBITDA	367,535	378,251	415,723	463,649
Third-party share of EBITDA from parks accounted for under the equity method	(26,110)	(24,080)	(41,555)	(41,082)
Depreciation and amortization of investment in theme parks	(4,306)	(3,944)	(12,708)	(11,735)
Unallocated net expenses, including corporate and other expenses	(10,140)	(12,680)	(52,126)	(67,696)
Depreciation and amortization	(40,792)	(38,758)	(120,051)	(112,953)
Interest expense	(52,346)	(57,232)	(160,042)	(175,595)
Interest income	908	738	1,527	2,657

Income before income taxes	$234,749	$242,295	$30,768	$57,245

Theme park revenue	$655,861	$648,923	$1,124,929	$1,138,998
Theme park revenue from parks accounted for under the equity method	(90,378)	(90,824)	(177,879)	(183,836)

Consolidated total revenue	$565,483	$558,099	$947,050	$955,162

        Eight of our parks are located in Europe, one is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the third quarter of 2003 and 2002.

2003:	Domestic	International	Total
	(In thousands)
Long-lived assets	$3,417,425	$565,884	$$3,983,309
Revenue	770,609	176,441	947,050

2002:	Domestic	International	Total
	(In thousands)
Long-lived assets	$3,428,051	$508,304	$3,936,355
Revenue	793,025	162,137	955,162

        Long-lived assets include property and equipment, investment in theme parks and intangible assets.

8.    Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates,

clarifies and simplifies existing accounting pronouncements. As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt are now reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement became effective on January 1, 2003 in our case. Upon adoption, we were required to reclassify the losses incurred in the second quarter of 2002 ($29.9 million, with a tax benefit of $11.4 million) as pretax items. The statement is also applicable to the tender offer and redemption of the Senior Discount Notes (see Note 4(a)). The adoption of this statement did not modify or adjust net income (loss) for any period and does not impact our compliance with any debt covenants.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The interpretation, as amended, is effective in the first interim or annual period beginning after September 15, 2003, for variable interest entities. As a result, we plan to adopt the provisions of the Interpretation during the fourth quarter of 2003. The adoption is not expected to have a material impact on our consolidated results of operations. If we had adopted Interpretation No. 46 as of the beginning of the year, revenues would have increased by $177.0 million, expenses would have increased by $166.2 million, and equity in operations of theme parks would have been zero for the nine months ended September 30, 2003. See Note 6 to Notes to Consolidated Financial Statements which discusses the Partnership Parks, Six Flags White Water Atlanta and Six Flags Marine World. In future filings, the results of these parks may be consolidated as a result of the adoption of Interpretation No. 46.

Item 2—Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  General

        Results of operations for the three- and nine-month periods ended September 30, 2003 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

        The accompanying consolidated financial statements for the three and nine months ended September 30, 2002 include the results of the New Orleans park only subsequent to its acquisition date, August 23, 2002. The consolidated financial statements for the 2003 periods include the results of this park for the entire three- and nine-month periods.

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

  Three months ended September 30, 2003 vs. three months ended September 30, 2002

        Revenue in the third quarter of 2003 totaled $565.5 million compared to $558.1 million for the third quarter of 2002. The 1.3% increase in revenues from consolidated operations in the 2003 period primarily reflects a 2.9% increase in per capita revenue in the quarter, offset in part by a decrease in attendance at the consolidated parks of 1.8%. The 2003 performance also reflects the inclusion of the New Orleans park (acquired on August 23, 2002) for the full quarter. Excluding the New Orleans park from both periods, revenue from consolidated operations decreased by $2.7 million (0.5%) in the 2003 quarter, with attendance down by 3.7% and per capita revenues up by 3.3%. We believe the attendance decrease reflects the persistently weak economy, which affected both group sales attendance and individual visitations, together with poor weather conditions in certain major markets in July and early August.

        Operating expenses for the third quarter of 2003 increased $6.6 million (4.6%) compared to expenses for the third quarter of 2002. Excluding the expenses at the New Orleans park from both periods, operating expenses in the 2003 period increased $3.7 million (2.6%) as compared to the prior-year quarter, primarily reflecting increased fringe benefit expense relating to pension and medical benefits and the impact of exchange rates.

        Selling, general and administrative expenses for the third quarter of 2003 increased $9.8 million (19.6%) compared to comparable expenses for the third quarter of 2002. Excluding the expenses at the New Orleans park from both periods, selling, general and administrative expenses in the 2003 quarter increased $9.2 million (18.6%) as compared to the prior-year period largely as a result of increased expenditures in advertising, insurance and real estate taxes and the impact of exchange rates.

        Costs of products sold in the 2003 period increased $1.0 million compared to costs for the 2002 period. As a percentage of theme park food, merchandise and other revenue, costs of products increased slightly in the 2003 quarter from 18.4% in the 2002 period to 18.5% in the current-year quarter.

        Depreciation and amortization expense for the third quarter of 2003 increased $2.0 million compared to the third quarter of 2002. The increase compared to the 2002 level was attributable to additional expense associated with Six Flags New Orleans as well as our on-going capital program.

        Interest expense, net decreased $5.1 million compared to the third quarter of 2002, reflecting primarily lower cost of funds.

        Equity in operations of theme parks reflects our share of the income of Six Flags Over Texas (37% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the third quarter of 2003, the equity in operations of theme parks decreased $3.1 million compared to the third quarter of 2002, largely as a result of reduced performance at two of those parks in the 2003 quarter.

        Income tax expense was $94.6 million for the third quarter of 2003 compared to a $102.6 million expense for the third quarter of 2002. The effective tax rate for the third quarter of 2003 and 2002 was 40.3% and 42.4%, respectively. The effective tax rate is impacted by the level of income in each jurisdiction and each jurisdiction's tax rate.

  Nine months ended September 30, 2003 vs. nine months ended September 30, 2002

        Revenue in the first nine months of 2003 totaled $947.1 million compared to $955.2 million for the nine months of 2002. The 0.8% decrease in revenues from consolidated operations in the 2003 period reflects a decrease in attendance of 2.7% during the 2003 period. The 2003 performance also reflects the inclusion of the New Orleans park for the full nine months of that year. Excluding the New Orleans park from both periods, revenue from consolidated operations decreased by $29.1 million (3.1%) in the 2003 period, with attendance down by 5.2% and per capita revenues up by 2.2%. We believe the attendance decrease in the first nine months of 2003 reflects the same economic and weather factors as the three month performance, as well as the impact of significantly above average rain fall and below average temperatures in a number of major markets in May and June.

        Operating expenses for the first nine months of 2003 increased $15.2 million (4.4%) compared to expenses for the comparable period of 2002. Excluding the expenses at the New Orleans park from both periods, operating expenses in the 2003 period increased $5.0 million (1.5%) as compared to the prior-year period primarily reflecting increased wage expense and fringe benefit expense relating to pension and medical benefits and the impact of exchange rates.

        Selling, general and administrative expenses for the first nine months of 2003 increased $14.9 million (9.1%) compared to comparable expenses for the first nine months of 2002. Excluding the expenses at the New Orleans park from both periods, selling, general and administrative expenses in the 2003 period increased $11.5 million (7.0%) as compared to the prior-year period largely as a result of increased expenditures in advertising, insurance and real estate taxes and the impact of exchange rates.

        Costs of products sold in the 2003 period decreased by $0.3 million compared to costs for the prior-year period. As a percentage of theme park food, merchandise and other revenue, costs of products totaled 18.7% in both periods.

        Depreciation expense for the first nine months of 2003 increased $7.1 million compared to the prior-year period. The increase compared to the 2002 level was attributable to additional expense associated with Six Flags New Orleans as well as our on-going capital program.

        Interest expense, net decreased $14.4 million compared to the first nine months of 2002, reflecting lower cost of funds and the incurrence of additional interest expense in 2002 related to a new note issue, the proceeds of which were applied to retire other outstanding notes approximately 45 days after issuance of the new notes. Expenses in the first nine months of 2003 relating to early repurchase of debt (which are now shown before giving effect to the related tax benefit and were formerly accounted for as an extraordinary loss and shown on a net basis) were $2.3 million less in 2003 than in the prior-year period. The expenses in both periods reflect the refinancing of public debt (see Note 4 to Notes to Consolidated Financial Statements).

        Equity in operations of theme parks reflects our share of the income of Six Flags Over Texas (37% effective Company ownership) and Six Flags Over Georgia, including White Water Atlanta (25% effective Company ownership), the lease of Six Flags Marine World and the management of all four parks. During the first nine months of 2003, the equity in operations of theme parks decreased $6.0 million compared to the first nine months of 2002, largely as a result of reduced performance at two of those parks in the 2003 period.

        Income tax expense was $13.0 million for the first nine months of 2003 compared to a $31.7 million expenses for the comparable period of 2002. The effective tax rate for the first nine months of 2003 and 2002 was 42.2% and 55.4%, respectively. The effective tax rate is impacted by the level of income in each jursidiction and each jurisdiction's tax rate.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

        At September 30, 2003, our total debt aggregated $2,335.2 million, of which approximately $8.6 million was scheduled to mature prior to September 30, 2004. After giving effect to the interest rate swaps described herein, annual cash interest payments for 2003 on total debt at September 30, 2003 will aggregate approximately $183.6 million. In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of common stock.

        Our debt at September 30, 2003 included $1,704.5 million of fixed-rate senior notes, with staggered maturities ranging from 2007 to 2013, $600.0 million under our Credit Facility and $30.7 million of other indebtedness. Our Credit Facility includes a $600.0 million term loan ($600.0 million outstanding at September 30, 2003); a $100.0 million multicurrency reducing revolver facility (none outstanding at that date) and a $300.0 million working capital revolver (none outstanding at that date). The working capital revolving credit facility must be repaid in full for 30 consecutive days during each year and this facility terminates on September 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the Credit Facility, the maturity of the term loan will be shortened to (i) December 31, 2006 if prior to such date we do not repay or refinance the 1999 Senior Notes (see Note 4(d) to Notes to Consolidated Financial Statements), (ii) August 1, 2008, if prior to such date we do not repay or refinance the 2001 Senior Notes (see Note 4(e) to Notes to Consolidated Financial Statements) and (iii) December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 4 and 2 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

        At September 30, 2003, we had approximately $181.7 million of unrestricted cash and $383.5 million available under our Credit Facility.

        Due to the seasonal nature of our business, we are largely dependent upon the $300.0 million working capital revolving credit portion of our credit agreement in order to fund off-season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. We are currently in compliance with all of these conditions. If we were to become unable to borrow under the facility, we would likely be unable to pay in full our off-season obligations. The working capital facility expires in June 2008. The terms and availability of our Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

        During the nine months ended September 30, 2003, net cash provided by operating activities was $215.5 million. Net cash used in investing activities in the first nine months of 2003 totaled $36.1 million, consisting primarily of capital expenditures for the 2003 and 2004 seasons, offset in part by the maturity of the cash investments in the amount of $75.1 million, which had previously been restricted. Net cash used in financing activities in the first nine months of 2003 was $35.4 million, representing primarily repayments under our working capital revolving credit facility as well as the refinancing of our Senior Discount Notes (See Note 4(a) to Notes to Consolidated Financial Statements).

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

        We made approximately $8.9 million of capital expenditures at these parks for the 2003 season, an amount in excess of the minimum required expenditure. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2004 will be an aggregate of approximately $184.4 million, representing approximately 35.0% of the outstanding units of the Georgia park and 26.1% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The two partnerships generated approximately $61.9 million of aggregate EBITDA during 2002. At September 30, 2003, we had total loans outstanding of $109.2 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements, which loans are included in our investment in theme parks. The balance of these loans at December 31, 2002 was $104.2 million.

        By virtue of its acting as the managing general partner of the partnerships that own Six Flags Over Texas and Six Flags Over Georgia, one of our subsidiaries is legally liable for the obligations of each of those parks, including their indebtedness. Because we are presently required to account for our interests in those parks by the equity method of accounting, the obligations of the partnerships are not reflected as liabilities on our consolidated balance sheet. At September 30, 2003, these partnerships had outstanding $24.8 million of third-party indebtedness, of which $9.1 million matures prior to September 30, 2004. We expect that cash flow from operations at each of the Partnership Parks will be adequate to satisfy its debt obligations.

        Our previous property insurance policies expired in October 2003 and our previous liability insurance policies are expiring in November 2003. As compared to the prior policies, the replacement policies cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and, with the potential exception of the workers' compensation policy, do not have larger self-insurance retentions. The new policies expire in October 2004 and November 2004. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

        In addition to our debt and preferred stock obligations and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005. After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters. For 2002, license fees for our international parks aggregated $2.4 million. At September 30, 2003, we have prepaid approximately $6.1 million of the international license fees.

        Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2003 and beyond will be made on a discretionary basis. We expect to make approximately $75 million in capital expenditures for the 2004 season, including at the unconsolidated parks.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk. As of September 30, 2003, there have been no material changes in our market risk exposure from that disclosed in that Form 10-K.

Item 4.    Controls and Procedures

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

        There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Items 1 - 5

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
Current Report on 8-K, dated July 18, 2003. Current Report on 8-K, dated August 12, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)
/s/ KIERAN E. BURKE Kieran E. Burke Chairman and Chief Executive Officer
/s/ JAMES F. DANNHAUSER James F. Dannhauser Chief Financial Officer

Date: November 14, 2003

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
SIX FLAGS, INC. CONSOLIDATED BALANCE SHEETS
SIX FLAGS, INC. CONSOLIDATED BALANCE SHEETS
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
SIX FLAGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
SIX FLAGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES