Form 10-K
period 2003-12-31
SIX FLAGS INC
filed 2004-03-12
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2003

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:  0-9789

SIX FLAGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11501 Northeast Expressway, Oklahoma City, Oklahoma 73131
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (405) 475-2500

Securities registered pursuant to Sec. 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Shares of common stock, par value $.025 per share, with Rights to Purchase Series A Junior Preferred Stock	New York Stock Exchange

Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7¼% Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Sec. 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                         ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).                   Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

Approximately $607,292,000 as of June 30, 2003 (based on the last sales price on such date as reported on the New York Stock Exchange).  See “Item 5. — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest most practicable date:

The number of shares of Common Stock of the Registrant outstanding as of March 1, 2004 was  93,041,528 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Item 10, as to directors, and by Items 11, 12, 13 and 14 is incorporated by reference to the Registrant’s proxy statement in connection with the annual meeting of stockholders to be held in June 2004, which will be filed by the Registrant within 120 days after the close of its 2003 fiscal year.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act.  The words ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends’’ and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including those discussed in “Business - Risk Factors.”

We caution the reader that the risks discussed in “Business – Risk Factors” may not be exhaustive.  We operate in a continually changing business environment, and new risks emerge from time to time.  We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

*     *     *     *     *

•      As used in this Report, unless the context requires otherwise, the terms “we,” “our” or “Six Flags” refer to Six Flags, Inc. and its consolidated subsidiaries.

•      Looney Tunes, characters, names and all related indicia are trademarks of Warner Bros. © 2004, a division of Time Warner Entertainment Company, L.P. (“TWE”).  Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics © 2004, Cartoon Network and logo are trademarks of Cartoon Network © 2004.  Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc. © 2004, a subsidiary of Six Flags.  Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc. © 2004, a subsidiary of Six Flags.

PART I

ITEM 1.                  BUSINESS

Introduction

We are the largest regional theme park operator in the world, engaged solely in the theme park business.  The 39 parks we operated during 2003 had attendance of approximately 42.8 million in that year.  These parks include 15 of the 50 most highly attended theme parks in North America and the largest paid admission theme park in Mexico.  These theme parks serve each of the 10 largest metropolitan areas in the United States. We estimate that approximately two-thirds of the population of the continental United States live within a 150-mile radius of one of these parks.  On March 10, 2004, we announced that we have agreed in principle to sell eight of our parks.  See “Recent Developments” below.

In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. We have worldwide ownership of the “Six Flags” brand name.  To capitalize on this name recognition, 24 of our parks are branded as “Six Flags” parks, including twelve parks rebranded subsequent to the 1998 acquisition.

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

Our 39 parks are located in geographically diverse markets across North America and Europe. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets.  In the aggregate, during 2003 our theme parks offered more than 1,455 rides, including over 190 roller coasters, making us the leading provider of “thrill rides” in the industry.

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

Recent Developments

On March 10, 2004 we announced that we had reached an agreement in principle to sell Six Flags Worlds of Adventure, located near Cleveland, Ohio, together with the adjacent hotel and campgrounds for a cash purchase price of $145 million.  We will retain ownership of all of the marine and land animals currently located at the park.

On the same date, we announced that we had also reached an agreement in principle to sell seven of our European parks for a purchase price of $200 million.  The transaction will not include the Company's interests in Warner Bros. Movie World Madrid.

By virtue of these transactions, we expect to incur a loss on the sale of these assets in the quarter ending March 31, 2004 of approximately $70 million in the case of Cleveland and approximately $220 million in the case of Europe.  Based upon expected cash flows from other parks, no impairment in the carrying value of the balance of our assets is expected.

Both transactions are subject to the negotiation and execution of definitive agreements and other conditions, including the respective buyers’ completion of due diligence, a financing condition, and receipt of necessary regulatory and third party approvals. We expect the transactions will close in late March or early April 2004. There can be no assurance that either or both transactions will be completed. If they are completed, we expect to use the net proceeds primarily to repay indebtedness and, to a lesser extent, to fund investments at our other parks.

Description of Recent Transactions

In December 2003, we issued $325.0 million principal amount of our 9 5/8% Senior Notes due 2014. We used the net proceeds from the offering together with cash on hand to redeem in January 2004 $301.5 million aggregate principal amount of our $422.6 million outstanding accreted principal amount of 9 3/4% Senior Notes due 2007 (the ‘‘2007 Notes’’) at the applicable redemption premium of 104.875%, plus accrued and unpaid interest to the redemption date.

On November 25, 2003, we entered into an amendment to our senior secured credit agreement pursuant to which we amended the covenants relating to the leverage ratio through 2005 and the fixed charge coverage ratio through June 30, 2007 in order to provide us with additional financial flexibility.  In addition, pursuant to the amendment we are permitted to enter into fixed-to-floating rate debt swap agreements so long as our total floating rate debt does not exceed 50% of our total debt as of the swap date. In exchange for our lenders’ consent to the amendment, we agreed to an increase of 0.25% in the interest rates we are charged on our borrowings under the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Commitments and Resources.”

On January 16, 2004, we completed a $130.0 million increase of the term loan portion of our credit agreement and used the proceeds of the additional loan to redeem all of the 2007 Notes that remained outstanding following the December 2003 note offering and the application of the proceeds therefrom.  As a result of these transactions, the nearest maturity on our public indebtedness is our 9 ½% Senior Notes due February 2009 which need to be retired under our credit agreement by June 30, 2008.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Commitments and Resources.”

Description of North American Parks

Six Flags America

Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 42nd largest theme park in North America. The park’s primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware.  This market provides the park with a permanent resident population base of approximately 7.3 million people within 50 miles and 12.2 million people within 100 miles.  Based on a 2003 survey of television households within designated market areas (“DMAs”) published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 23 DMAs in the United States, respectively.(1)

We own a site of 515 acres, with 131 acres currently used for park operations.  The remaining 384 acres, which are zoned for entertainment and recreational uses, provide us with ample expansion opportunity, as well as the potential to develop complementary operations.  We may also determine to dispose of some of the additional acreage not necessary for the park’s operations.

Six Flags America’s principal competitors are King’s Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia.  These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

Six Flags AstroWorld and Splashtown

Six Flags AstroWorld, the 36th largest theme park in North America is a combination theme and water park located in Houston, Texas.  In May 1999, we acquired Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld.  The Houston, Texas market provides the parks with

(1)           Park rankings are based on 2003 attendance as published in Amusement Business, an industry trade publication.  All DMA rankings are based on the referenced survey.

a permanent resident population of 4.9 million people within 50 miles and 5.9 million people within 100 miles.  The Houston market is the number 11 DMA in the United States.

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

Six Flags Darien Lake & Camping Resort

Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 41st largest theme park in North America.  Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively.  The park’s primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada.  This market provides the park with a permanent resident population base of approximately 2.2 million people within 50 miles of the park and 3.1 million within 100 miles.  The Buffalo, Rochester and Syracuse markets are the number 44, number 75 and number 79 DMAs in the United States, respectively.

The Six Flags Darien Lake property consists of approximately 980 acres, including 144 acres for the theme park, 242 acres of campgrounds and 593 acres of agricultural, undeveloped and water areas.  Six Flags Darien Lake also has a 20,000 seat amphitheater.  We have a long-term arrangement with an independent concert promoter to lease and operate the amphitheater.

Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by us.  The campgrounds include 700 developed campsites, including 440 recreational vehicles (RV’s) available for daily and weekly rental.  The campground is one of the largest in the United States.  In 2003, approximately 350,000 people used the Six Flags Darien Lake hotel and campgrounds.  Substantially all of the hotel and camping visitors visit the theme park.

Six Flags Darien Lake’s principal competitor is Paramount Canada’s Wonderland Park located in Toronto, Canada, approximately 125 miles from Six Flags Darien Lake.  In addition, Six Flags Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Six Flags Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities.

Six Flags Elitch Gardens

Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Invesco Field at Mile High Stadium and the Pepsi Center Arena, and close to Coors Field.  Six Flags Elitch Gardens is the 44th largest theme park in North America.  The park’s primary market includes the greater Denver area, as well as most of central Colorado.  This market provides the park with a permanent resident population base of approximately 2.9 million people within 50 miles of the park and approximately 3.9 million people within 100 miles.  The Denver area is the number 18 DMA in the United States.  Six Flags Elitch Gardens has no significant direct competitors.

Six Flags Fiesta Texas

Six Flags Fiesta Texas, the 36th largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas.  The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.9 million people within 50 miles and approximately 3.5 million people within 100 miles.  The San Antonio market is the number 37 DMA in the United States.

Six Flags Fiesta Texas’ principal competitor is Sea World of Texas, also located in San Antonio.  In addition, the park competes to a lesser degree with two of our parks:  Six Flags AstroWorld, located in Houston, Texas (approximately 200 miles from the park), and Six Flags Over Texas located in Arlington, Texas (approximately 285 miles from the park).

Six Flags Great Adventure, Six Flags Hurricane Harbor and Six Flags Wild Safari

Six Flags Great Adventure, the 18th largest theme park in North America, the separately gated adjacent Six Flags Hurricane Harbor, the 12th largest water park in the United States, and Six Flags Wild Safari are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 14.2 million people within 50 miles and approximately 27.8 million people within 100 miles.  The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

We own a site of approximately 2,200 acres, of which approximately 240 acres are currently used for the theme park operations, approximately 45 acres are used for the water park and approximately 350 adjacent acres are used for the wildlife safari park.  Most of the balance of the site is available for future development.  The animal park is home to over 1,200 animals representing more than 58 species, which can be seen over a four and one-half mile drive.  Six Flags Great Adventure’s principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park.  The water park competes with several other water parks in the market.

Six Flags Great America

Six Flags Great America, the 23rd largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin.  The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.7 million people within 50 miles and approximately 13.4 million people within 100 miles.  The Chicago and Milwaukee markets are the number 3 and number 33 DMAs in the United States, respectively.

We own a site of approximately 440 acres of which 92 are used for the theme park operations.  We have entered into a contract to sell approximately 134 acres not utilized in the park’s operations. This contract is subject to a number of contingencies, including receipt by the purchaser of appropriate zoning changes for its planned development of the property.  Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, our park located outside St. Louis, Missouri, approximately 320 miles from the park.

Six Flags Kentucky Kingdom

Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky.  Of the 58 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us.  The park’s primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee.  This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.8 million people within 100 miles.  The Louisville and Lexington markets are the number 50 and number 65 DMAs in the United States.

Six Flags Kentucky Kingdom’s only significant direct competitors are Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park and Holiday World located in Santa Claus, Indiana, approximately 75 miles from the park.

Six Flags Magic Mountain and Six Flags Hurricane Harbor

Six Flags Magic Mountain, the 19th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor are located in Valencia, California, 30 miles north of Los Angeles.  The Los Angeles, California market provides the parks with a permanent resident population of approximately 10.4 million people within 50 miles and approximately 17.1 million people within 100 miles.  The Los Angeles market is the number 2 DMA in the United States.

We own a site of approximately 260 acres with 160 acres used for the theme park, and approximately 12 acres used for the pirate-themed water park.  Six Flags Magic Mountain’s principal competitors include Disneyland and Disney’s California Adventure, each in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott’s Berry Farm in Buena Park, California, located approximately 50 miles from the park, Sea World of California in San Diego, California, located approximately 150 miles from the park and Legoland in Carlsbad, California, located approximately 120 miles from the park.

Six Flags Hurricane Harbor’s competitors include Soak City USA Waterpark and Raging Waters, each located approximately 50 miles from the water park.

Six Flags Marine World

Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 35th largest theme park in North America.  Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento.  This market provides the park with a permanent resident population base of approximately 5.8 million people within 50 miles and approximately 10.6 million people within 100 miles.  The San Francisco/Oakland and Sacramento areas are the number 5 and number 19 DMAs in the United States, respectively.

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

Six Flags Marine World’s principal competitors are Underwater World at Pier 39 in San Francisco, Great America in Santa Clara and Outer Bay at Monterey Bay Aquarium.  These attractions are located approximately 30, 60 and 130 miles from Six Flags Marine World, respectively.

During the fourth quarter of 2003, we adopted FASB Interpretation No. 46 – Revised (“FIN 46”), which has resulted in our consolidating the results of Six Flags Marine World in our consolidated financial statements.  See “Notes 1(t) and 4 to Notes to Consolidated Financial Statements.”

Six Flags Mexico

In May 1999, we acquired Reino Aventura, the largest paid admission theme park in Mexico, which was rebranded as Six Flags Mexico in the 2000 season.  The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which we occupy on a long-term basis pursuant to a concession agreement with the Federal District of Mexico.  More than 30 million people live within 100 miles of Six Flags Mexico.  Six Flags Mexico’s principal competitors are Chapultepec and Divertido, both amusement parks located in Mexico City.

Six Flags New England

Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston.  Six Flags New England is the 34th largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York.  This market provides the park with a permanent resident population base of approximately 3.2 million people within 50 miles and 15.5 million people within 100 miles.  Springfield, Providence, Hartford/New Haven and Boston are the number 106, number 48, number 27 and number 6 DMAs in the United States.  Six Flags New England is comprised of approximately 230 acres, with 127 acres currently used for park operations, 12 acres for a picnic grove and approximately 91 undeveloped acres.

Six Flags New England’s only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England.  To a lesser extent, Six Flags New England competes with The Great Escape, our park located in Lake George, New York, approximately 150 miles from Six Flags New England.

Six Flags New Orleans

Six Flags New Orleans is a theme park located in New Orleans, Louisiana.  The facility is located on approximately 140 acres.  The New Orleans market provides the park with a permanent resident population of approximately 1.6 million people within 50 miles and approximately 3.1 million people within 100 miles.  The New Orleans market is the number 42 DMA in the United States.  We lease, on a long-term basis, the land on which the park is located together with most of the rides and attractions existing at the park. We also own a separate 66 acre parcel available for complementary uses.  The park competes with Six Flags Houston (approximately 360 miles from the park) and Dixie Landin’ and Blue Bayou located approximately 75 miles from Six Flags New Orleans.

Six Flags Over Georgia and Six Flags White Water Atlanta

Six Flags Over Georgia, the 28th largest theme park in North America is located on approximately 280 acres, 10 miles outside of Atlanta, Georgia.  The Atlanta, Georgia market provides the park with a permanent resident population of approximately 4.7 million people within 50 miles and approximately 7.4 million people within 100 miles.  The Atlanta market is the number 9 DMA in the United States.

In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park.  Six Flags White Water Atlanta, which is the 11th largest water park in the United States, is located on approximately 69 acres.  Approximately 12 acres remain undeveloped.

Six Flags Over Georgia’s primary competitors include Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Visionland in Birmingham, Alabama, located approximately 160 miles from the park, Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park and Wild Adventures in Valdosta, Georgia, located approximately 240 miles from the park.  Six Flags White Water’s primary competitors include Sun Valley Beach, Atlanta Beach and Lake Lanier Islands.  These competitors are located approximately 15, 40 and 45 miles away from the water park, respectively.  The Georgia Limited Partner (as defined below) owns the theme park site of approximately 280 acres, including approximately 85 acres of undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the “Georgia Partnership”).

Partnership Structure.  On March 18, 1997, Six Flags completed arrangements pursuant to which we will manage the Georgia park through 2026.  Under these arrangements, the Georgia park is owned (excluding real property) by the Georgia Partnership of which our subsidiary is the managing general partner.  In the second quarter of 1997, Six Flags made a tender offer for partnership interests (“LP Units”) in the 99% limited partner of the Georgia Partnership (the “Georgia Limited Partner”), that valued the Georgia park at $250 million.  Six Flags purchased approximately 25% of the LP Units in the 1997 tender offer at an aggregate price of $62.7 million.  See “Business – Partnership Park Arrangements” for a more detailed discussion of our obligations under the Georgia partnership arrangements.

By virtue of our adoption in the fourth quarter of 2003 of FIN 46, we now consolidate the operations of the Georgia park and Six Flags White Water Atlanta in our consolidated financial statements.  See Notes 1(t), 4 and 12 to Notes to Consolidated Financial Statements.

Six Flags Over Texas and Six Flags Hurricane Harbor

Six Flags Over Texas, the 22nd largest theme park in North America, and the separately gated Six Flags Hurricane Harbor, the 8th largest water park in the United States, are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas.  The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately 5.5 million people within 50 miles and approximately 6.6 million people within 100 miles.  The Dallas/Fort Worth market is the number 7 DMA in the United States.

Six Flags Over Texas’ principal competitors include Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 285 miles from the park and Six Flags AstroWorld, approximately 250 miles from the park. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.  The Texas Limited Partner (as defined below) owns a site of approximately 200 acres used for the theme park.  We own directly approximately 47 acres, of which approximately 45 acres are currently used for Hurricane Harbor and 2 acres remain undeveloped.

Partnership Structure.  Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the “Texas Partnership”), a Texas limited partnership of which the 1% general partner is our wholly-owned subsidiary, and the 99% limited partner is Six Flags Fund II, Ltd., a Texas limited partnership (the “Texas Limited Partner”) which is unaffiliated with us except that we own approximately 37% of the limited partnership units in the Texas Limited Partner.  We purchased approximately 33% of the units in a tender offer in 1998 at an aggregate price of $126.2 million.  Six Flags Hurricane Harbor is 100% owned by us and is not included in these partnership arrangements.  See “Business – Partnership Park Arrangements” for a more detailed discussion of our obligations under the Texas partnership arrangements.

By virtue of our adoption in the fourth quarter of 2003 of FIN 46, we now consolidate the operations of the Texas park in our consolidated financial statements.  See Notes 1(t), 4 and 12 to Notes to Consolidated Financial Statements.

Six Flags St. Louis

Six Flags St. Louis, the 39th largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri.  The St. Louis market provides the park with a permanent resident population of approximately 2.7 million people within 50 miles and approximately 3.9 million people within 100 miles.  The St. Louis market is the number 21 DMA in the United States.

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

Six Flags Worlds of Adventure

Six Flags Worlds of Adventure, the 30th largest theme park in North America, a combination theme, water and marine wildlife park, represents the consolidation of the former Six Flags of Ohio and the adjacent park formerly known as Sea World of Ohio.  The park is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and

Youngstown, Ohio and Pittsburgh, Pennsylvania.  This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and approximately 7.4 million within 100 miles.  The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 16, number 101 and number 22 DMAs in the United States, respectively.

Adjacent to Six Flags Worlds of Adventure are a 145 room hotel and a camping resort each owned and operated by us.  The campgrounds include 300 developed campsites, including 24 recreational vehicles (RV’s) available for daily and weekly rental.  In 2003, approximately 92,000 people used the hotel and campgrounds.

The 690-acre property on which Six Flags Worlds of Adventure is situated includes a 50-acre spring-fed lake.  The theme park and the water park presently occupy approximately 45 acres and the marine wildlife park is located on approximately 113 acres.  There are approximately 110 acres of undeveloped land that have the potential for further development.

Six Flags Worlds of Adventure’s principal competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania.  These parks are located approximately 90 miles and 120 miles, respectively, from the park.  There are also three small water parks within a 50-mile radius of Six Flags Worlds of Adventure.

On March 10, 2004, we announced that we had reached an agreement in principle to sell this park.  See “Business – Recent Developments.”

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

Frontier City

Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa.  The park’s market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa.  This market provides the park with a permanent resident population base of approximately 1.3 million people within 50 miles of the park and 2.5 million people within 100 miles.  The Oklahoma City and Tulsa markets are the number 45 and number 60 DMAs in the United States, respectively.

We own a site of approximately 109 acres, with 55 acres currently used for park operations.  Frontier City’s only significant competitor is Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

La Ronde

La Ronde, a theme park located in the City of Montreal, is the 48th largest theme park in North America. The park is located on the 146 acre site of the 1967 Montreal Worlds Fair.  Montreal has a metropolitan population of approximately 3.7 million and is a major tourist destination.  This market provides the park with a permanent resident population base of approximately 4.3 million people within 50 miles of the park and 5.8 million people within 100 miles.  The park’s only competitor is Paramount Canada’s Wonderland, approximately 370 miles from La Ronde.

The Great Escape

The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany.  The park’s primary market includes the Lake George tourist population and the upstate New York and western New England resident population.  This market provides the park with a permanent resident population base of approximately 1.1 million people within 50 miles of the park and  3.2 million people within 100 miles.  According to information released by local governmental agencies, approximately 4.9 million tourists visited the Lake George area in 2003.  The Albany market is the number 55 DMA in the United States

The Great Escape is located on a site of approximately 368 acres, with 143 acres currently used for park operations.  Approximately 43 of the undeveloped acres are suitable for park expansion.  The Great Escape’s only significant direct competitor is Six Flags New England, our park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape.  In addition, there is a smaller water park located in Lake George.

Waterworld Parks

The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento).

Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco.  The park’s primary market includes nearly all of the San Francisco Bay area.  This market provides the park with a permanent resident population base of approximately 7.6 million people within 50 miles of the park and 11.1 million people within 100 miles.  The San Francisco Bay market is the number 5 DMA in the United States.

Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility’s primary market includes Sacramento and the immediate surrounding area.  This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles of the park and 10.7 million people within 100 miles. The Sacramento market is the number 19 DMA in the United States.

Both facilities are leased under ground leases expiring in 2015 (in the case of Sacramento) and 2025, with five five-year renewal options (in the case of Concord).  The Concord site includes approximately 21 acres.  The Sacramento facility is located on approximately 14 acres.  Concord’s only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from that facility.  Sacramento’s only significant competitor is Sunsplash located in northeast Sacramento, approximately 20 miles from that facility.

White Water Bay

White Water Bay is a tropical themed water park situated on approximately 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma.  The park’s primary market includes the greater Oklahoma City metropolitan area.  Oklahoma City is the number 45 DMA in the United States.  This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.2 million people within 100 miles.

Wyandot Lake

Wyandot Lake is mainly a water park, but also offers traditional amusement park attractions with 15 “dry” rides, games, shows and a large catering facility.  It is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo.  The park’s primary market includes the Columbus metropolitan area and other central Ohio towns.  This market provides the park with a permanent resident population base of approximately 2.2 million people within 50 miles of the park and approximately 6.7 million people within 100 miles.  The Columbus market is the number 34 DMA in the United States.

We lease from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983.  The current lease expires in 2004, but we expect to exercise our available options through 2008.  The land leased by Wyandot Lake consists of approximately 18 acres.  The park shares parking facilities with the Columbus Zoo.

Wyandot Lake’s direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio.  Each of these parks is located approximately 100 miles from Wyandot Lake.  Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

Description of European Parks

On March 10, 2004, we announced that we had reached an agreement in principle to sell all of our European parks, other than our interests in Warner Bros. Movie World Madrid.  See “Business – Recent Developments.”

Six Flags Belgium

Six Flags Belgium is a combination theme park and year-round indoor water park – called Aqualibi – near Brussels.  The park is located on 120 acres. We estimate that approximately 8.5 million people live within a 50 mile radius of the park and approximately 26.0 million people live within 100 miles.  The park’s primary competitors are Bobbejaanland and Plopsaland in Belgium and Efteling in Holland.  These parks are located approximately 70, 100 and 100 miles, respectively, from Six Flags Belgium.  The park also competes with our Bellewaerde park (approximately 100 miles from Six Flags Belgium), Parc Asterix and Disneyland Paris in France (each approximately 200 miles from the park) and Phantasialand in Germany (150 miles from the park).

Six Flags Holland

Six Flags Holland is a theme park located on 390 acres that features over 40 rides and numerous shows, games and food venues.  The park also operates the adjacent bungalow park with 142 bungalows and the largest events ground in the country.  The park is located in the heart of the Netherlands, just west of Amsterdam.  This market provides the park with a permanent resident population base of approximately 7.8 million people within a 50 mile radius of the park and approximately 25.0 million people within 100 miles. The park’s primary competitor is Efteling in Holland, approximately 100 miles from the park.  The park also competes with Warner Bros. Movie World Germany, which is approximately 100 miles from Six Flags Holland.

Bellewaerde

Bellewaerde is a combination animal and theme park in Ieper, Belgium.  It lies in Flanders, the northern area of Belgium and is situated on 130 acres. We estimate that approximately 6.0 million people live within a 50 mile radius of the park and approximately 15.1 million people live within 100 miles.  The park’s primary competitors are Plopsaland and Bobbejaanland, each located in Belgium.  These parks are located approximately 30 and 120 miles from Bellewaerde, respectively.  The park also competes with Six Flags Belgium, approximately 100 miles from Bellewaerde.

Walibi Aquitaine

Walibi Aquitaine is a theme park located in Southwestern France between Bordeaux and Toulouse.  The park is located on approximately 74 acres.  Approximately 0.9 million people live within a 50 mile radius of the park and approximately 5.2 million people live within 100 miles. The park’s nearest competitor is Futuroscope in Poitiers, France which is located 250 miles from Walibi Aquitaine.

Walibi Lorraine

Walibi Lorraine is a park located near Metz in northeastern France.  The park is located on approximately 375 acres which are leased on a long-term basis.  The park’s main markets include parts of France, Belgium, Luxembourg and Germany.  Approximately 3.5 million people live within a 50 mile radius of the park and approximately 9.9 million people live within 100 miles.  The park’s primary competitors are Europa Park in Germany, Disneyland Paris in France and Parc Asterix in France. These parks are located approximately 150, 190 and 220 miles from the park, respectively.

Walibi Rhone-Alpes

Walibi Rhone-Alpes is a combination theme and water park located in eastern France in the heart of the Lyon-Geneva-Grenoble triangle.  The park is located on approximately 86 acres.  Approximately 3.8 million people live within a 50 mile radius of the park and approximately 6.8 million people live within 100 miles. The park’s primary competitors are Disneyland Paris in France and Parc Asterix in France. These parks are each located approximately 300 miles away from the park.

Warner Bros. Movie World Germany

Warner Bros. Movie World Germany is a “Hollywood” themed park located near Dusseldorf, Germany.  The park is located on approximately 148 acres of land, most of which is leased on a long-term basis with the balance owned. Approximately 14.0 million people live within 50 miles of the park and 32.5 million people within 100 miles.  The park’s primary competitors are Phantasialand Park, located approximately 75 miles from the park, and Efteling, located approximately 110 miles from the park.  The park also competes with Six Flags Holland which is approximately 100 miles away from the park.

Warner Bros. Movie World Madrid

We are managing a park known as Warner Bros. Movie World Madrid, near Madrid, Spain, which opened in April, 2002.  It is located on approximately 150 acres with room for expansion.

The park’s primary market includes the metropolitan Madrid area.  This market provides the park with a permanent resident population base of approximately 4.0 million people within a 50 mile radius of the park and approximately 6.7 million people within 100 miles.  The park’s primary competitors are Parque de Atracciones in Madrid, Terra Mitica in Valencia and Port Aventura in Barcelona.  These parks are located approximately 20, 230 and 350 miles from the park, respectively.

We were paid a development fee from the owner prior to the park’s opening and now manage the park on a long-term basis for a management fee equal to 2 ½% of revenues. We also hold a 5% minority interest in the park’s ownership.  We account for this equity interest under the cost method of accounting.

For additional financial and other information concerning our international operations, see Note 13 to Notes to Consolidated Financial Statements.

Partnership Park Arrangements

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”).  These obligations continue until 2026, in the case of the Georgia park, and 2027, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $53.2 million in 2004 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2004 approximately $17.1 million based on our present ownership of 25% of the Georgia partnership and 37% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at prices described below.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% in the case of Texas.

The purchase price for the annual offer to purchase units is based on the greater of (i) $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) (the “Specified Prices”) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (the case of Georgia) and 8.5 (in the case of Texas).  In 2027 and 2028, we have the option to purchase all remaining units in the Georgia partnerships and Texas partnership respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment.

In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the “Subordinated Indemnity Agreement”) with certain Six Flags entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of the Six Flags obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities. See “Business – Risk Factors – Substantial Leverage,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Partnership Park Obligations” and Note 12 to Notes to Consolidated Financial Statements.

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

Group sales and pre-sold tickets represented approximately 33% of aggregate attendance in 2003 at the parks which we owned or operated during that season. Each park has a group sales and pre-sold ticket manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate ‘‘word-of-mouth’’ advertising for the parks. During 2003, season pass attendance constituted approximately 24% of the total attendance at parks we owned or operated during that season.  A significant portion of our attendance is attributable to the sale of discount admission tickets. We offer discounts on season and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, because such expenses are relatively fixed during the operating season.

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

Licenses

We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico, Europe and Latin and South America.  In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, the Cartoon Network and Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at theme parks throughout Europe and in Mexico and Latin and South America. In addition to basic license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. Warner Bros. has the right to terminate the license agreements under certain circumstances including if any persons involved in the movie or television industries obtain control of us and upon a default under the Subordinated Indemnity Agreement.

Park Operations

We currently operate in geographically diverse markets in North America and Europe. Each of our parks is operated to the extent practicable as a separate operating division in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of our regional Executive Vice Presidents (each of whom reports to our Chief Executive Officer). The general manager is responsible for all operations and management of the individual park. We also have an Executive Vice President responsible for retail and in-park spending at all of our parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

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

Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open during weekends prior to and following their daily seasons, often in conjunction with themed events (such as Hallowscream, Fright Fest©, Oktoberfest and Holiday in the Park©). Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

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

Our level of capital expenditures is directly related to the optimum mix of rides and attractions given park attendance and market penetration. These targeted expenditures are intended to drive attendance growth at the parks and to provide an appropriate complement of entertainment value, depending on the size of a particular market. As an individual park begins to reach an appropriate attendance penetration for its market, management generally plans a new ride or attraction every two to four years in order to enhance the park’s entertainment product.

Maintenance and Inspection

Our rides are inspected daily by maintenance personnel during the operating season.  These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 1,240 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

In addition to our maintenance and inspection procedures, third party consultants are retained to perform an annual inspection of each park and all attractions and related maintenance procedures.

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

Insurance

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 at our U.S. parks, our self-insured retention is $2.5 million per occurrence.  For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence.  Retention levels for our international parks are nominal.  Our self-insured retention after November 15, 2003 is $0.75 million for workers compensation claims ($0.5 million for the prior years). For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. We also maintain fire and extended coverage, workers’ compensation, business interruption and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.  Since October 1, 2002, our property insurance policies (which includes business interruption insurance) have not covered risks related to terrorist activities.  During 2001, 2002 and 2003 the premiums payable with respect to our insurance increased significantly.  However, our current property and liability insurance policies, which expire in October 2004, do not require higher aggregate premiums than the prior policies.

Competition

Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel.  Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits.  Within each park’s regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment. We believe our parks generally feature a sufficient variety of rides and attractions, restaurants, merchandise outlets and family orientation to enable them to compete effectively.

Seasonality

Our operations are highly seasonal, with more than 85% of park attendance in 2003 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day.  More than 85% of our revenues are earned in the second and third quarters of each year.

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

Employees

At February 15, 2004, we employed approximately 3,190 full-time employees, and we employed approximately 39,500 seasonal employees during the 2003 operating season.  In this regard, we compete with other local employers for qualified student and other candidates on a season-by-season basis.  As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 10.9% of our full-time and approximately 8.2% of our seasonal employees are subject to labor agreements with local chapters of national unions.  These labor agreements expire in January 2006 (Six Flags Over Texas), December 2004 (Six Flags Over Georgia), December 2005 (Six Flags Great Adventure and Six Flags Magic Mountain), January 2006 (Six Flags St. Louis) and December 31, 2004 through December 31, 2007 (La Ronde).  Other than a strike at La Ronde involving five employees which was settled in January 2004, we have not experienced any strikes or work stoppages by our employees, and we consider our employee relations to be good.

Executive Officers of the Registrant

Name	Age as of March 1, 2004	Position

Kieran E. Burke	(46)	Director, Chairman of the Board and Chief Executive Officer since June 1994; Director, President and Chief Executive Officer from October 1989 through June 1994.

James F. Dannhauser	(51)	Chief Financial Officer since October 1, 1995; Director since October 1992; prior to June 1996, Managing Director of Lepercq, de Neuflize & Co. Incorporated for more than five years.

John E. Bement	(51)	Executive Vice President/Retail since May 1998; General Manager of Six Flags Over Georgia from January 1993 to May 1998.

Hue W. Eichelberger	(45)	Executive Vice President/Eastern Region since February 1, 1997; General Manager of Six Flags America from May 1992 to 1998; Park Manager of White Water Bay from February 1991 to May 1992.

Thomas Iven	(45)

Executive Vice President/Western Region since November 2000; General Manager of Six Flags St. Louis from August 1998 to November 2000; Regional Director of Retail Operations of the Six Flags Texas region from 1996 to August 1998; Vice President of Retail Operations at Six Flags Over Texas from 1992 to 1996.

William Muirhead	(48)

Executive Vice President/European Division since September 2001; General Manager of Six Flags Great Adventure from 1998 to September 2001; General Manager of Riverside Park (now Six Flags New England) in 1997 and 1998; worked on various projects in Asia, including Ocean Park in Hong Kong from 1992 to 1997; Director of retail operations at Dorney Park and Wildwater Kingdom from 1987-1992.

John Odum	(46)

Executive Vice President/Central Region since November 2003; Vice President and General Manager of Six Flags Over Georgia since October 2000; General Manager of Six Flags Fiesta Texas from September 1998 to October 2000; General Manager at Six Flags St. Louis from May 1996 to September 1998; Worked at various Six Flags parks for more than 29 years.

Name	Age as of March 1, 2004	Position

Brian Jenkins	(42)

Senior Vice President of Finance since April 2000; Vice President of Finance from April 1998 to April 2000; Regional Vice President of Finance for the former Six Flags from 1996 to 1998; served in various financial positions with FoxMeyer Health Corporation from 1990 to 1996 most recently as Vice President of Business Development and Corporate Planning.

Walter S. Hawrylak	(56)

Senior Vice President of Administration since June 2002; Secretary since June 2001; Vice President of Administration since June 2000; prior to that he served as our Director of Administration since September 1999; served as Executive Vice President and Chief Financial Officer of Entercitement from May 1997 to September 1999; served as Vice President and Chief Financial Officer of Callaway Gardens from October 1995 to May 1997; served as Vice President and Chief Financial Officer at Universal Studios Hollywood from March 1994 to October 1995.

Charles Salemi	(39)

Senior Vice President of Marketing since September 2001; Regional Vice President of Marketing from January 2000 to September 2001; Director of Marketing for Six Flags Great America and Six Flags St. Louis from April 1997 to January 2000; prior to April 1997, Mr. Salemi worked in marketing for Ogden Entertainment Services and Ringling Bros. and Barnum and Bailey Circus.

James M. Coughlin	(52)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.

Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in June 2004.

On December 31, 2003, we entered into three-year employment agreements with Kieran E. Burke, our Chairman and Chief Executive Officer, and James F. Dannhauser, our Chief Financial Officer.  Effective the same date, Gary Story resigned for health reasons as our President.

Risk Factors

Set forth below are the principal risks that we believe are material to our security holders.  We operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 1.

FACTORS IMPACTING ATTENDANCE — LOCAL CONDITIONS, EVENTS, NATURAL DISASTERS, DISTURBANCES AND TERRORIST ACTIVITIES — CAN ADVERSELY IMPACT PARK ATTENDANCE.

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

Our business and financial results were adversely impacted by the terrorist activities occurring in the United States on September 11, 2001. These activities resulted in a significant decrease in attendance at our parks during the four weekends immediately following September 11.  In addition, terrorist alerts and threats of future terrorist activities may continue to adversely affect attendance at our parks.  Since October 1, 2002, our property insurance policies (which includes business interruption insurance) have not covered risks related to terrorist activities.  We cannot predict what effect any further terrorist activities that may occur in the future may have on our business and results of operations.

RISK OF ACCIDENTS — THERE IS THE RISK OF ACCIDENTS OCCURRING AT OUR PARKS OR COMPETING PARKS WHICH MAY REDUCE ATTENDANCE AND NEGATIVELY IMPACT OUR OPERATIONS.

Almost all of our parks feature “thrill rides.” While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury at any of our parks or at parks operated by our competitors may reduce attendance at our parks, causing a decrease in revenues.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents occurring at our domestic parks after November 15, 2003, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. For most prior domestic incidents, our policies did not provide for a self-insured retention.  The self-insured retention relating to our international parks is nominal with respect to all applicable periods.

ADVERSE WEATHER CONDITIONS — BAD WEATHER CAN ADVERSELY IMPACT ATTENDANCE AT OUR PARKS.

Because most of the attractions at our theme parks are outdoors, attendance at our parks is adversely affected by bad weather.  The effects of bad weather on attendance can be more pronounced at our water parks.  Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which negatively affects our revenues. Although we believe that our ownership of many parks in different geographic locations reduces the effect that adverse weather can have on our consolidated results, we believe our 2000 operating season results were adversely affected by abnormally cold and wet weather (particularly in June and July) at a large number of our U.S. parks, our 2001 operating results in Europe were adversely affected by inclement weather and our 2003 operating results were also adversely affected by abnormally cold and wet weather in a number of our major U.S. markets.

SEASONALITY — OUR OPERATIONS ARE SEASONAL.

Our operations are seasonal. More than 85% of our annual park attendance occurs during the second and third quarters of each year. By comparison, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

COMPETITION — THE THEME PARK INDUSTRY COMPETES WITH NUMEROUS ENTERTAINMENT ALTERNATIVES.

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

INTERNATIONAL OPERATIONS — OUR INTERNATIONAL OPERATIONS HAVE ADDITIONAL RISKS.

We operate eight parks in Europe, one park in Mexico and one in Canada. We also may acquire additional parks in international locations. There are risks to which we are subject that are inherent in operating abroad, including:

• problems in staffing and managing foreign operations;

• fluctuations in currency exchange rates;

• impacts on attendance as a result of local economic conditions;

• political risks;

• unexpected changes in regulatory requirements; and

• adverse tax consequences in locations with different tax laws.

We have reached an agreement in principle to sell seven parks in Europe.  If the transaction is consummated, the potential impact on us of the risks described above will be substantially reduced.

PURPORTED CLASS ACTION LITIGATION — WE ARE A DEFENDANT IN A PURPORTED CLASS ACTION LITIGATION RELATING TO SECURITY AND OTHER PRACTICES AT ONE OF OUR PARKS.

We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, AMENDAREZ V. SIX FLAGS THEME PARKS, INC., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our park in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. They seek compensatory and punitive damages in unspecified amounts, and injunctive and other relief. There has been limited discovery on class issues, but the litigation has been stayed pending mediation.  Settlement negotiations are on-going but we cannot assure you that a settlement will be reached or what the terms of any such settlement will be. In the absence of a negotiated solution, the litigation is expected to resume. If the litigation resumes, we intend to continue vigorously defending the case.  We cannot predict the outcome; however, we do not believe it will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

SUBSTANTIAL LEVERAGE — OUR HIGH LEVEL OF INDEBTEDNESS AND OTHER MONETARY OBLIGATIONS REQUIRE THAT A SIGNIFICANT PART OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND THESE OTHER OBLIGATIONS.

We have a high level of debt.  After giving effect to the December 2003 note offering, the $130.0 million increase in the term loan portion of our credit agreement on January 14, 2004 and the redemption of all of the 2007 Notes from the proceeds of both transactions and cash on hand (collectively, the “Debt Transaction”), our total indebtedness, as of December 31, 2003, would have been approximately $2,393.4 million.  None of our public debt matures prior to February 2009 and none of the facilities under our credit agreement matures before June 30, 2008. We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Commitments and Resources.”

After giving effect to our interest rate swaps and the Debt Transaction, the total cash interest on our debt in the twelve months ended December 31, 2003 on a pro forma basis would have been approximately $183.1 million.  In addition, the annual dividend requirements on our outstanding preferred stock totals approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock.

At December 31, 2003, we had approximately $115.1 million of cash and cash equivalents. As of that date, we had $380.6 million available under our credit facility.

In addition to making interest payments on debt and dividend payments on our preferred stock, we must satisfy the following obligations with respect to Six Flags Over Georgia and Six Flags Over Texas, which we refer to as the Partnership Parks:

• We must make annual distributions to our partners in these Partnership Parks, which will amount to approximately $53.2 million in 2004 (of which we will receive $17.1 million in 2004 as a result of our ownership interest in the parks) with similar amounts (adjusted for changes in cost of living) payable in future years.

• We must spend a minimum of approximately 6% of each park’s annual revenues over specified periods for capital expenditures.

• Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which in 2003 resulted in an aggregate payment by us of approximately $5.7 million. The maximum number of units that we could be required to purchase in 2004 would result in an aggregate payment by us of approximately $184.4 million.

We expect to use cash flow from the operations at these parks to satisfy our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds.  The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

Capital expenditures at all our parks were $112.9 million in 2003 and are expected to be $75.0 million in 2004.

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

We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect.  Because a large portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on attendance levels and in-park spending.

We expect to refinance all or some of our debt or secure new financing. We cannot be sure that we will be able to obtain the refinancing or new financing on reasonable terms or at all. We have agreed in our credit agreement and the indentures covering our outstanding notes to limit the amount of additional debt we will incur.

Due to the seasonal nature of our business, we are largely dependent upon the $300.0 million working capital revolving credit facility under the credit agreement to fund off-season expenses. Our ability to borrow under the working capital revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change. We are currently in compliance with all of these conditions. If we were to become unable to borrow under the facility, we would likely be unable to pay our off-season obligations in full.

If we breach any of the covenants contained in our credit agreement or the indentures governing our senior notes, the principal of and accrued interest on the applicable debt would become due and payable. In addition, that default could constitute a cross-default under the instruments governing our other indebtedness. In that case, substantially all of our other indebtedness would also become due and payable. We may not be able to repay all those amounts, and the lenders could initiate legal proceedings against us.

RESTRICTIVE COVENANTS – OUR FINANCIAL AND OPERATING ACTIVITIES ARE LIMITED BY RESTRICTIONS CONTAINED IN THE TERMS OF OUR FINANCINGS.

The terms governing our indebtedness impose significant operating and financial restrictions on us. These restrictions may significantly limit or prohibit us from engaging in certain types of transactions, including the following:

• incurring additional indebtedness;

• creating liens on our assets;

• paying dividends;

• selling assets;

• engaging in mergers or acquisitions; and

• making investments.

Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. Moreover, the instruments governing almost all of our indebtedness contain cross-default provisions so that a default under any of our indebtedness will be considered a default under all of our other indebtedness. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial material adverse effect on our ability to continue as a going concern. We cannot assure you that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

Further, under the Credit Agreement, Six Flags Operations, our principal direct wholly owned subsidiary, is required to comply with specified consolidated financial ratios and tests, including:

• interest expense;

• fixed charges;

• debt service; and

• total debt.

We are currently in compliance with all of these financial covenants and restrictions. However, events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting these financial tests and ratios. The need to comply with these financial covenants and restrictions could limit our ability to expand our business or prevent us from borrowing more money when necessary.

HOLDING COMPANY STRUCTURE — ACCESS TO CASH FLOW OF MOST OF OUR SUBSIDIARIES IS LIMITED

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

Other than our holdings in Six Flags Over Georgia and Six Flags Over Texas, all of our current operations are conducted by subsidiaries of Six Flags Operations, our principal direct wholly owned subsidiary. We may, in the future, transfer other assets to Six Flags Operations or other entities owned by us. Our credit agreement limits the ability of Six Flags Operations to pay dividends or make other distributions to us.  Six Flags Operations may not make cash distributions to us unless it is in compliance with the financial and other covenants set forth in the credit agreement and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations is permitted to make dividends to us from cash generated by operations of up to $75.0 million (of which $8.9 million has been dividended as of December 31, 2003) in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes. Similarly, if it is in compliance, Six Flags Operations may make additional cash distributions to us generally limited to an amount equal to the sum of:

•  cash interest payments on the public notes issued Six Flags, Inc.;

•  payments we are required to make under our agreements with our partners at the Partnership Parks; and

•  cash dividends on our preferred stock.

SHARES ELIGIBLE FOR FUTURE SALE – THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO POSSIBLE SALES OF SHARES

As of March 1, 2004, there were approximately 93.0 million shares of our common stock outstanding, all of which are transferable without restriction or further registration under the Securities Act of 1933, except for any shares held by our affiliates.  We also have outstanding options held by management and directors to purchase approximately 6.5 million shares and under our current option plans we may issue options to purchase an additional 3.7 million shares.

In addition, our outstanding shares of preferred stock are convertible at the option of the holders into 13.8 million shares of common stock.  We may also issue additional shares of common stock to pay quarterly dividend payments on our outstanding preferred stock.  The sale or expectation of sales of a large number of shares of common stock or securities convertible into common stock in the public market might negatively affect the market price of our common stock.

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

ITEM 2.                  PROPERTIES

Set forth below is a brief description of our material real estate at March 1, 2003:

Six Flags America, Largo, Maryland — 515 acres (fee ownership)

Six Flags AstroWorld, Houston, Texas — 99 acres (fee ownership)

Six Flags Belgium, Brussels, Belgium — 120 acres (fee ownership)

Six Flags Darien Lake, Darien Center, New York — 980 acres (fee ownership)

Six Flags Elitch Gardens, Denver, Colorado — 67 acres (fee ownership)

Six Flags Fiesta Texas, San Antonio, Texas — 206 acres (fee ownership)

Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey — 2,200 acres (fee ownership)

Six Flags Great America, Gurnee, Illinois — 440 acres (fee ownership)

Six Flags Holland, Biddinghuizen, The Netherlands — 390 acres (fee ownership and leasehold interest) (1)

Six Flags Hurricane Harbor, Arlington, Texas — 47 acres (fee ownership)

Six Flags Hurricane Harbor, Valencia, California — 12 acres (fee ownership)

Six Flags Kentucky Kingdom, Louisville, Kentucky — 58 acres (fee ownership and leasehold interest) (2)

Six Flags Magic Mountain, Valencia, California — 260 acres (fee ownership)

Six Flags Marine World, Vallejo, California — 138 acres (long-term leasehold interest at nominal rent)

Six Flags Mexico, Mexico City, Mexico — 107 acres (occupied pursuant to concession agreement) (3)

Six Flags New England, Agawam, Massachusetts — 230 acres (substantially all fee ownership)

Six Flags New Orleans, New Orleans, Louisiana — 206 acres (fee ownership and leasehold interest) (4)

Six Flags Over Georgia, Atlanta, Georgia — 280 acres (leasehold interest) (5)

Six Flags Over Texas, Arlington, Texas — 200 acres (leasehold interest)(5)

Six Flags St. Louis, Eureka, Missouri  — 497 acres (fee ownership)

Six Flags White Water Atlanta, Marietta, Georgia — 69 acres (fee ownership)(6)

Six Flags Worlds of Adventure, Aurora, Ohio — 690 acres (fee ownership)

Bellewaerde, Ieper, Belgium — 130 acres (fee ownership)

Enchanted Village and Wild Waves, Seattle, Washington — 65 acres (leasehold interest)(7)

Frontier City, Oklahoma City, Oklahoma — 109 acres (fee ownership)

La Ronde, Montreal, Canada — 146 acres (leasehold interest)(8)

The Great Escape, Lake George, New York — 368 acres (fee ownership)

Splashtown, Spring, Texas — 60 acres (fee ownership)

Walibi Aquitaine, Roquefort, France — 74 acres (fee ownership)

Walibi Lorraine, Metz, France — 375 acres (leasehold interest) (9)

Walibi Rhone-Alpes, Les Avenières, France — 86 acres (fee ownership)

Warner Bros. Movie World Germany, Bottrop, Germany — 148 acres (fee ownership and leasehold interest) (10)

Waterworld USA/Concord, Concord, California — 21 acres (leasehold interest) (11)

Waterworld USA/Sacramento, Sacramento, California — 14 acres (leasehold interest)(12)

White Water Bay, Oklahoma City, Oklahoma — 22 acres (fee ownership)

Wyandot Lake, Columbus, Ohio — 18 acres (leasehold interest)(13)

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

(4)           The site on which the park is located is leased from the Industrial Development Board of the City of New Orleans.  The lease expires in 2077.  We own a separate parcel of 66 acres.

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

(13)         The site is subleased from the Columbus Zoo.  The lease expires in 2004 and we have renewal options with an aggregate 4 year term.  Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

We have granted to our lenders under our $1.1 billion credit facility a mortgage on substantially all of our United States properties.

In addition to the foregoing, we lease office space and a limited number of rides and attractions at our parks.  See Note 12 to Notes to Consolidated Financial Statements.

We consider our properties to be well-maintained, in good condition and adequate for their present uses and business requirements.

ITEM 3.                  LEGAL PROCEEDINGS

The nature of the industry in which we operate tends to expose us to claims by visitors, generally for injuries.  Historically, the great majority of these claims have been minor.  Although we believe that we are adequately insured against visitors’ claims, if we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County.  See “Business – Risk Factors – Purported Class Action Litigation – We are a defendant in a purported class action litigation relating to security and other practices at one of our parks.”

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “PKS.” Set forth below are the high and low sales prices for the Common Stock as reported by the NYSE since January 1, 2002.

Year	Quarter	High	Low

2004	First (through March 1, 2004)	8 1/8	6 7/8

2003	Fourth	8	5 5/16
	Third	7 1/8	4
	Second	9	5 1/2
	First	7	4 13/16

2002	Fourth	7 7/16	3
	Third	15 1/4	3 3/8
	Second	18 11/16	13
	First	18 3/8	12 1/2

As of March 1, 2004, there were 877 holders of record of our Common Stock. We paid no cash dividends on our Common Stock during the two years ended December 31, 2003. We do not anticipate paying any cash dividends on our Common Stock during the foreseeable future.  The indentures relating to our public debt limit the payment of cash dividends to common stockholders.  See Note 6 to Notes to Consolidated Financial Statements.

Set forth below is information regarding our equity compensation plans at December 31, 2003:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,495,000	$20.23	4,548,874
Equity compensation plans not approved by security holders	—	—	—
Total	6,495,000	$20.23	4,548,874

See Note 1(o) to Notes to Consolidated Financial Statements.

(1)           Plans applicable to 3,709,874 shares of Common Stock permit, in addition to grant of stock options and stock appreciation rights, the issuance of shares of Common Stock.

ITEM 6.                  SELECTED FINANCIAL DATA

The selected financial data below as of and for each of the years in the five-year period ended December 31, 2003 are derived from our audited financial statements. Our audited financial statements for the three-year period ended December 31, 2003 are included elsewhere in this report.  Results for the year ended December 31, 1999 include the operations of Six Flags Mexico (formerly Reino Aventura), White Water Atlanta and Splashtown from the dates of their respective acquisitions in May 1999 and include the operations of Warner Bros. Movie World Germany from the date of its acquisition in November 1999. Results for the year ended December 31, 2000 include the operations of Enchanted Village and Wild Waves from the date of its acquisition in December 2000. Results for the year ended December 31, 2001 include the operations of the former Sea World of Ohio and La Ronde, from the dates of their respective acquisitions in February and May, 2001. Results for the year ended December 31, 2002 include the operations of Jazzland (now Six Flags New Orleans) from August 23, 2002, the date we acquired the park.  See Note 2 to Notes to Consolidated Financial Statements.  We adopted FIN 46 during the fourth quarter of 2003.  As a result, the results of Six Flags Over Georgia, Six Flags Over Texas, Six Flags Marine World and Six Flags White Water Atlanta, which were previously accounted for by the equity method, are now consolidated.  Prior year results are reflected below with retroactive effect to the adoption of FIN 46 to make year to year comparisons meaningful.

	(In thousands, except per share data)
	2003	2002	2001	2000	1999
Revenue	$1,236,669	$1,242,280	$1,263,913	$1,215,157	$1,151,212
Depreciation and amortization	186,531	173,044	226,951	206,527	176,345
Interest expense, net	214,539	230,705	225,395	226,864	172,067
Minority interest	35,997	36,760	39,056	34,998	35,223
Early repurchase of debt	27,592	29,895	13,756	—	18,826
Income tax expense (benefit)	(33,133)	(15,422)	(12,422)	(5,632)	16,930
Loss before cumulative effect of a change in accounting principle	(61,713)	(44,644)	(58,102)	(51,959)	(30,526)
Cumulative effect of a change in accounting principle	—	(61,054)	—	—	—
Net loss	(61,713)	(105,698)	(58,102)	(51,959)	(30,526)
Net loss applicable to common stock	(83,683)	(127,668)	(84,617)	(75,247)	(53,814)
Per Share:
Loss before cumulative effect of change in accounting principle: Basic and diluted	(0.90)	(0.72)	(0.95)	(0.96)	(0.69)
Cumulative effect of a change in accounting principle	—	(0.66)	—	—	—
Net income (loss): Basic and diluted	(0.90)	(1.38)	(0.95)	(0.96)	(0.69)
Cash Dividends - Common Stock	—	—	—	—	—
Net cash provided by operating activities	171,684	198,784	199,616	172,220	220,569
Net cash used in investing activities	(362,354)	(176,465)	(313,595)	(345,727)	(526,463)
Net cash provided by (used in) financing activities	262,455	(48,911)	128,687	69,727	40,126
Total assets	4,674,716	4,364,988	4,328,105	4,280,807	4,259,351
Long-term debt(1)	2,385,202	2,353,596	2,282,805	2,340,777	2,220,674

(1)           Includes current portion but excludes, in 2003, debt called for repayment.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations.  This financial and business analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. We adopted FIN 46 during the fourth quarter of 2003.  As a result, the results of Six Flags Over Georgia, Six Flags Over Texas, Six Flags Marine World and Six Flags White Water Atlanta, which were previously accounted for by the equity method, are now consolidated.  Those financial statements and this discussion and analysis reflect our retroactive reclassification of our prior year results upon the 2003 adoption of FIN 46 to enable meaningful year-to year comprisons.

General

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 55.0% of revenues in 2003) and the sale of food, merchandise, games and attractions inside our parks.  Our 2003 results were negatively affected by the persistently sluggish economy, which affected both group sales attendance and individual visitations as well as the impact of significantly above average rainfall and below average temperatures in a number of our major markets in May and June.  Although performance at our parks improved in the second half of the 2003 season, attendance for the year declined by 1.8% compared to the prior year.  Our attendance decline in 2003 was partially offset by a 1.4% increase in per capita spending.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.  Accordingly, although we controlled variable expenses in 2003, we were generally unable to reduce overall operating costs and expenses to offset the impact of reduced attendance.

Due to our disappointing performance in 2003, we were unable to reduce the aggregate level of our indebtedness during the year.  However, we were able to effect an amendment to our credit agreement and refinance two series of public debt.  The amendment relaxed covenants relating to the leverage ratio through 2005 and the fixed charge coverage ratio through mid-2007, providing us additional financial flexibility in light of recent operating conditions.  The refinancings resulted in extending the nearest maturity on our public debt to February 2009.

We plan to make approximately $75 million of capital expenditures for the 2004 season.  In addition to additions of rides and attractions at parks, we plan to make improvements systemwide designed to enhance guest services generally.  We have also retained a new advertising agency and will be introducing new marketing and advertising campaigns for our 2004 season.

Results of Operations

Summary data for the years ended December 31 were as follows (in thousands, except per capital revenue):

Summary of Operations

				Percentage Changes
	2003	2002	2001	2003 v. 2002	2002 v. 2001
Total revenue	$1,236,669	$1,242,280	$1,263,913	(0.5)	(1.7)
Operating expenses	517,653	491,514	489,393	5.3	0.4
Selling, general and administrative	244,940	222,240	220,004	10.2	(1.0)
Costs of products sold	101,165	102,894	106,664	(1.7)	(3.5)
Noncash compensation	101	9,256	8,616	(98.9)	7.4
Depreciation and amortization	186,531	173,044	226,951	7.8	(23.8)
Income from operations	186,279	243,332	212,285	(23.4)	14.6
Interest expense, net	214,539	230,705	225,395	(7.0)	2.4
Minority interest	35,997	36,760	39,056	(2.1)	5.9
Early repurchase of debt	27,592	29,895	13.756	(7.7)	117.3
Other expense	2,997	6,038	4,602	(50.4)	31.2
Loss before income taxes	(94,846)	(60,066)	(70,524)	58.0	(14.8)
Income tax benefit	33,133	15,422	12,422	114.8	24.2
Loss before cumulative effect of accounting change	$(61,713)	$(44,644)	$(58,102)	38.2	(23.2)

Other Data:
Attendance	41,728	42,495	46,576	(1.8)	(8.8)
Per capita revenue	$29.64	$29.23	$27.14	1.4	7.7

Years Ended December 31, 2003 and 2002

Revenue.  Revenue in 2003 totaled $1,236.7 million compared to $1,242.3 million for 2002. The 2003 performance reflects the inclusion of Six Flags New Orleans (which was acquired in August 2002) for the full year.  Excluding the New Orleans park from both years, revenue decreased by $28.8 million (2.3%) in 2003, with attendance down by 3.8% and per capita revenues up by 1.6%.

Operating expenses.  Operating expenses for 2003 increased $26.1 million (5.3%) compared to expenses for 2002. Excluding the expenses at the New Orleans park from both years, operating expenses in 2003 increased $16.5 million (3.4%) as compared to the prior-year primarily reflecting increased wage expense and fringe benefit expense relating to pension and medical benefits and the impact of exchange rates.

Selling, general and administrative; noncash compensation.  Selling, general and administrative expenses for 2003 increased $22.7 million compared to comparable expenses for 2002.  Excluding the expenses at the New Orleans park from both years, selling, general and administrative expenses in 2003 increased $18.4 million (8.3%) as compared to the prior year largely as a result of increased expenditures in advertising, insurance and real estate taxes and the impact of exchange rates. Noncash compensation in 2002 primarily reflects the final amortization of shares of restricted stocks previously granted.

Costs of products sold.  Costs of products sold in 2003 decreased $1.7 million compared to costs for 2002, notwithstanding a small increase in theme park food, merchandise and other revenue in 2003.  As a percentage of theme park food, merchandise and other revenue, costs of products sold were approximately 18.2% and 18.6%, respectively, in 2003 and 2002.

Depreciation and amortization.  Depreciation and amortization expense for 2003 increased $13.5 million compared to 2002.  The increase compared to the 2002 level was attributable to additional expense associated with Six Flags New Orleans as well as our on-going capital program.

Interest expense, net of interest income; early repurchase of debt.  Interest expense, net decreased $16.2 million compared to 2002, reflecting lower cost of funds and the incurrence of additional interest expense in 2002 related to a new note issue, the proceeds of which were applied to retire other outstanding notes approximately 45 days after issuance of the new notes.  Expenses relating to early repurchase of debt (which are now shown before giving effect to the related tax benefit and were formerly accounted for as an extraordinary loss and shown on a net basis) were $2.3 million less in 2003 than in the prior year.  The expenses in both years reflect the refinancing of public debt.  We refinance our public debt primarily to extend maturities.

Minority interest.  Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  Cash distributions to our partners and joint venturer were $42.3 million in 2003 and $42.6 million in 2002.

Income tax benefit. Income tax benefit was $33.1 million for 2003 compared to a $15.4 million benefit for 2002. The effective tax rate for 2003 and 2002 was 34.9% and 25.7%, respectively.  The effective tax rate is impacted by the level of income or loss in each jurisdiction and each jurisdiction’s tax rate.  In 2002, the tax rate was also negatively impacted by nondeductible compensation expense.

At December 31, 2003, we estimated that we had approximately $1,131.3 million of net operating losses (‘‘NOLs’’) carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of our Federal income tax returns and those of our subsidiaries. In addition, the use of NOLs is subject to limitations on the amount of taxable income that can be offset with the NOLs. Some of the NOLs also are subject to a limitation as to which of the subsidiaries’ income the NOLs are permitted to offset. Although no assurance can be given as to the timing or amount of the availability of the NOLs to us and our subsidiaries, we anticipate that it is more likely than not that virtually all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

Years Ended December 31, 2002 and 2001

Revenue.  Revenue in 2002 totaled $1,242.3 million compared to $1,263.9 million for 2001, reflecting primarily an 8.8% decrease in attendance offset in part by a 7.7% increase in total per capita spending, reflecting growth both in admission per capita and in-park and other revenue per capita.  The attendance shortfall was most pronounced at three parks, reflecting the impact of the difficult economy, particularly in group outings business, and other market specific performance issues.  Excluding revenues at Six Flags New Orleans acquired on August 23, 2002, revenues in 2002 would have decreased $22.9 million (or 1.8%).

Operating expenses.  Operating expenses for 2002 increased $2.1 million (0.4%) compared to expenses for 2001. The increase resulted from the inclusion for the entire 2002 year of the former Sea World of Ohio, which was acquired in February 2001, and La Ronde, acquired in May 2001, as well as the inclusion in 2002 of expenses at Six Flags New Orleans subsequent to the August 23, 2002 acquisition of that park.  The Sea World facility was combined with our adjacent Six Flags park in 2001 after its acquisition.  Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 year and excluding expenses at Six Flags New Orleans for 2002, operating expenses in 2002 would have decreased $4.4 million (0.1%) as compared to the pro forma prior year.

Selling, general and administrative.  Selling, general and administrative expenses for 2002 increased $2.2 million compared to comparable expenses for 2001.  Assuming that the Sea World and La Ronde parks had been owned for the entire 2001 year and excluding expenses at Six Flags New Orleans for 2002, selling, general and administrative expenses in 2002 would have increased $0.7 million (0.31%) as compared to the pro forma prior year.

Costs of products sold.  Costs of products sold in 2002 decreased $3.7 million compared to costs for 2001, reflecting primarily the slight decrease in theme park food, merchandise and other revenue in 2002.  As a percentage of theme park food, merchandise and other revenue, costs of products sold were approximately 18.6% and 18.9%, respectively, in 2002 and 2001.

Depreciation and amortization.  Depreciation and amortization expense for 2002 decreased $53.9 million compared to 2001.  The decrease compared to the 2001 level was attributable to the elimination of amortization of goodwill in 2002 (see “Critical Accounting Issues – Valuation of Long-lived and Intangible Assets and Goodwill” and Note 1 to Notes to Consolidated Financial Statements), offset in part by a $13.2 million increase in depreciation expense in 2002.

Interest expense, net of interest income; early repurchase of debt.  Interest expense, net increased $5.3 million compared to 2001.  The increase compared to interest expense, net for 2001 resulted primarily from a decrease in 2002 in interest income compared to the prior year as well as the short-term effects of our February 2002 refinancing of $450.0 million of debt with the proceeds of our issuance of $480.0 million principal amount of 8 7/8% Senior Notes due 2010.  Because the related redemption of the refinanced notes was not effected until April 1, 2002 (the earliest date the notes could be redeemed), interest expense on these notes continued to accrue through the end of the first quarter of 2002. The expense for early repurchase of debt reflects the refinancing of public debt in both years.  We refinance our public debt primarily to extend maturities.

Minority interest.  Minority interest reflects third party share of the parks that are not wholly-owned, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  Cash distributions to our partners and joint venturer were $42.6 million in 2002 and $43.8 million in 2001.

Income tax benefit. Income tax benefit was $15.4 million for 2002 compared to a $12.4 million benefit for 2001. Prior to 2002, our effective tax rate was adversely affected by the result of permanent differences associated with goodwill amortization for financial purposes and the lesser amount of amortization that is deductible for tax purposes and by nondeductible compensation expense associated with conditional stock options and restricted stock grants.  During 2002, our effective tax rate was adversely impacted by such nondeductible compensation expense and the limited recognition of tax benefits from our European operations.

Liquidity, Capital Commitments and Resources

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2003, nor do we expect to pay one in 2004.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See “Business — Risk Factors.”  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and to seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.

At December 31, 2003 after giving effect to the $130.0 million increase in the term loan portion of our credit facility and the redemption of the 2007 Notes, each occurring in January 2004, our total debt would have aggregated $2,393.8 million, of which approximately $25.4 million was scheduled to mature prior to December 31, 2004.  Based on interest rates at December 31, 2003 for floating rate debt and after giving effect to the interest rate swaps described below, annual cash interest payments for 2004 on this debt will aggregate approximately $195.0 million.  In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of Common Stock.  We plan on spending approximately $75 million on capital expenditures for the 2004 season.  At December 31, 2003, we had approximately $115.1 million of cash (not including cash held for retirement of debt which had been called for prepayment) and $380.6 million available under our credit facility.

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

During the year ended December 31, 2003, net cash provided by operating activities was $171.7 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash used in investing activities in 2003 was $362.4 million.  Excluding the purchase of $317.9 million of investments from the proceeds of the December 2003 note offering pending the January 2004 redemption of the 2007 Notes, investment activity consisted primarily of $112.9 million of capital expenditures, offset in part by the $75.0 million of previously restricted cash which under the applicable contract became unrestricted on April 1, 2003.  Net cash provided by financing activities in 2003 was $262.5 million, representing primarily $755.0 million in proceeds of the issuance of public debt and borrowings under the credit facility, offset in part by the redemption of $401.0 million of public debt, repayments of borrowing under our credit facility, payment of preferred stock dividends and payment of debt issuance costs.

Long-term debt and preferred stock

After giving effect to the $130.0 million increase in the term loan portion of our credit facility and the redemption of the 2007 Notes, each occurring in January 2004, our debt at December 31, 2003 included $1,607.1 million of fixed-rate senior notes, with staggered maturities ranging from 2009 to 2014, $730.0 million under our credit facility and $56.8 million of other indebtedness, including $26.5 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our credit facility includes a $600.0 million term loan increased to $730.0 million in January 2004 (all of which was outstanding at December 31, 2003 and January 31, 2004); a $100.0 million multicurrency reducing revolver facility (none outstanding at December 31, 2003) and a $300.0 million working capital revolver (none of which was outstanding at that date).  The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the credit facility, the maturity of the term loan will be shortened to August 1, 2008 and December 31, 2008, respectively if prior to such dates (i) we do not repay or refinance our $375.0 million 9 ½% senior notes due 2009 or (ii) our outstanding preferred stock is not converted or redeemed.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 6 and 9 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

As more fully described in “Business  — Partnership Park Arrangements” in connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas.  These obligations continue until 2026, in the case of the Georgia park and 2027, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $53.2 million in 2004 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2004 approximately $17.1 million based on our present ownership of 25% of the Georgia partnership and 37% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We plan to make approximately $8.7 million of capital expenditures at these parks for the 2004 season, an amount in excess of the minimum required expenditure.  Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2004 is an aggregate of approximately $184.4 million, representing approximately 35.0% of the outstanding units of the Georgia park and 26.1% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $57.4 million of aggregate EBITDA during 2003.  At December 31, 2003, we had total loans outstanding of $111.8 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-balance sheet arrangements and aggregate contractual obligations

As of December 31, 2003, we were not involved in any off-balance sheet arrangements.  Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2003 (in thousands):

	Payment Due by Period
Contractual Obligations	2004	2005-2007	2008-2010	2011 and beyond	Total
Long term debt(1)	$25,401	56,460	1,559,564	755,332	2,396,757
PIERS(2)	—	—	287,500	—	287,500
Real estate and operating leases(3)	9,785	24,488	22,616	111,132	168,021

Total	$30,186	80,948	1,869,680	866,464	2,842,278

In addition to the debt, preferred stock and lease obligations set forth in the table above and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005.  After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters.  The license fee relating to our international parks is based on percentages of the revenues of the international parks utilizing the characters.  For 2003, license fees for our international parks aggregated $2.0 million.  We have prepaid approximately $5.5 million of the international license fees.

During the years ended December 31,2003 and 2002, we made contributions to our defined benefit plan of $3.3 million and $2.3 million, respectively. See Note 10 to Notes to Conselidated Financial Statments.

Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2004 and beyond

(1)           Includes the $130 million increase in the term loan portion of our credit facility in January 2004 and excludes the 2007 Notes redeemed in full in that month.  Also includes capital lease obligations.  Payments are shown at principal amount.  Payments shown do not include interest payments or principal payments on our working capital revolver, no borrowings under which were outstanding at December 31, 2003.  The $300.0 million working capital revolver must be repaid in full for 30 consecutive days in each year.  Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2003.

(2)           Amount shown excludes annual dividends of approximately $20.8 million, which we are permitted to pay in either cash or common stock.  The amount shown for the 2009 cash redemption obligations assumes no conversion of PIERS prior thereto.

(3)           Assumes for lease payments based on a percentage of revenues, future payments at 2003 revenue levels. Also does not give effect to cost of living adjustments.  Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2003.

will be made on a discretionary basis.  We plan on spending approximately $75 million on capital expenditures for the 2004 season.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially.  However, as compared to the prior policies, the current policies, which expire in October 2004, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions increased from $2.0 million to $2.5 million per occurrence and workers’ compensation retentions increased from $500,000 to $750,000).  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as differing depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (principally net operating loss carryforwards) will be recovered from future taxable income.  To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $1.2 million as of December 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our consolidated financial position and results of operations.

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

Through that date, when we determined that the carrying value of long-lived assets and related goodwill may not have been recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  Long-lived assets were $4,052.4 million including goodwill and other intangible assets of $1,303.4 million as of December 31, 2003.  Long-lived assets included property and equipment, investment in the park partnerships and intangible assets.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, as of January 1, 2002, we ceased amortizing approximately $1.2 billion of goodwill. We had recorded approximately $57.3 million of goodwill amortization (including equity method goodwill, exclusive of tax effect) on these amounts during 2001 and would have recorded a comparable amount of amortization during 2002 and 2003.  Had SFAS No. 142 been in effect during 2001, the net loss applicable to common stock for the year would have decreased to $27.3 million (or $0.31 per basic share).  In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations.  The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142.  For 2003 we determined the fair value of our North American assets by using the discounted cash flow method, that is, we estimated cash flow applicable to our North American unit (after deducting estimated capital expenditures), applied a multiple to such amount based on the multiple inherent in our stock price, and discounted the result by an amount equal to our cost of capital.  Based on the foregoing, no impairment was required for 2003.  Our unamortized goodwill after impairment is $1,279.9 million at December 31, 2003.  See Note 1(i) to Notes to Consolidated Financial Statements.

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

We are party to three interest rate swap agreements that for the term of the applicable agreements (ranging from March 2005 to June 2005) effectively convert $600.0 million of our $730.0 million term loan into a fixed rate obligation. Our term loan borrowings bear interest at 2.50% above the LIBOR rate. Our interest rate swap agreements effectively “lock-in” the LIBOR component at rates ranging from 2.065% to 3.50% and average 3.01%.  The counterparties to these agreements are major financial institutions, which minimizes the credit risk.

Interest Rate and Debt Sensitivity Analysis

The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2003.  The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period.  Market values are the present values of projected future cash flows based on the interest rate assumptions.  These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

At December 31, 2003 and after giving effect to the $130.0 million increase in our term loan and the redemption of the 2007 Notes, each occurring in January 2004, we had total debt of $2,393.8 million, of which $1,638.7 million represents fixed-rate debt and the balance represents floating-rate debt. Of the floating-rate debt, $616.6 million principal amount is subject to interest rate swap agreements.  For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows.  Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

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

Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to our interest rate swap agreements and assuming an average annual balance on our working capital revolver, the pre-tax operations and cash flows impact resulting from a one percentage point increase in interest rates would be less than $2.2 million.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement updated, clarified and simplified existing accounting pronouncements.  As it relates to us, the statement eliminated the extraordinary loss classification on early debt extinguishments.  Instead, the premiums and other costs associated with the early extinguishment of debt are now reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs.  The statement became effective on January 1, 2003 in our case.  Upon adoption, we reclassified the losses incurred in prior periods ($29.9 million, with a related benefit of $11.4 million in 2002 and $13.8 million, with a related tax benefit of $5.2 million in 2001) as pretax items. The adoption of this statement did not modify or adjust net loss for any period and did not impact our compliance with various debt covenants.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 which was subsequently reissued in December 2003 as Interpretation No. 46 — Revised (FIN 46).”  FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both.  A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity.  FIN 46 also requires additional disclosures regarding variable interest entities.  We adopted FIN 46 during the fourth quarter of 2003.  As a result, the results of Six Flags Over Georgia, Six Flags Over Texas, Six Flags Marine World and Six Flags White Water Atlanta, which were previously accounted for by the equity method, are now reflected as consolidated subsidiaries.  The 2002 and 2001 consolidated financial statements have been restated to consolidate these entities in order to enhance the comparability to the 2003 presentation.  See Notes 1(t), 4 and 12 to Notes to Consolidated Financial Statements which discuss the Partnership Parks.

ITEM 7A.               QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing under the subheading “Market Risks and Sensitivity Analyses” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 41 of this Report.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)           Identification of Directors

Incorporated by reference from the information captioned “Proposal 1: Election of Directors” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2004.

(b)           Identification of Executive Officers

Information regarding executive officers is included in Item 1 of Part I herein.

(c)           Code of Ethics

The Company has adopted a Code of Business Conduct which applies to its chief exuctive officer, chief financial officer and all its other employees, as well as the members of its board of directors. The Code of Business Conduct is published in the investors section of the Company's website at www.sixflags.com.  Any amendments or waivers to the Code of Business Conduct applicable to the Company's chief executive officer or chief financial officer must be approved by the audit committee of the Company's board of directors and will be promptly disclosed.

ITEM 11.               EXECUTIVE COMPENSATION

Incorporated by reference from the information captioned “Executive Compensation” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2004.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) and (b) Incorporated by reference from the information captioned “Stock Ownership of Management and Certain Beneficial Holders” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2004.

(c)   Changes in Control

None.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information captioned “Certain Transactions” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2004.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information captioned “Principal Accountant Fees and Services” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2004.

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

(a)(3)       See Exhibit Index.

(b)           Reports on Form 8-K

Current Report on 8-K, dated December 2, 2003.

Current Report on 8-K, dated December 5, 2003.

None.

(c)           Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2004

SIX FLAGS, INC.

		By:	/s/ Kieran E. Burke
Kieran E. Burke
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ Kieran E. Burke	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2004
Kieran E. Burke

/s/ James F. Dannhauser	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 12, 2004
James F. Dannhauser

/s/ Paul A. Biddelman	Director	March 12, 2004
Paul A. Biddelman

/s/ Michael E. Gellert	Director	March 12, 2004
Michael E. Gellert

/s/ Francois Letaconnoux	Director	March 12, 2004
Francois Letaconnoux

/s/ Robert J. McGuire	Director	March 12, 2004
Robert J. McGuire

/s/ Stanley S. Shuman	Director	March 12, 2004
Stanley S. Shuman

/s/ Gary Story	Director	March 12, 2004
Gary Story

SIX FLAGS, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders

Six Flags, Inc.:

We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(t) to the consolidated financial statements, the Company changed its method of accounting for its investments in certain variable interest entities in 2003 and has reclassified all periods presented to reflect the consolidation of such entities.  As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.  As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Oklahoma City, Oklahoma
February 27, 2004, except as to Note 15, which is as of March 10, 2004

SIX FLAGS, INC

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$115,089,000	41,559,000
Accounts receivable	37,750,000	41,542,000
Inventories	31,746,000	40,157,000
Prepaid expenses and other current assets	36,135,000	37,632,000
Restricted-use investment securities	317,913,000	75,111,000
Total current assets	538,633,000	236,001,000
Other assets:
Debt issuance costs	55,062,000	51,752,000
Deposits and other assets	28,654,000	35,118,000
Total other assets	83,716,000	86,870,000

Property and equipment, at cost	3,649,528,000	3,453,640,000
Less accumulated depreciation	900,534,000	711,568,000
Total property and equipment	2,748,994,000	2,742,072,000

Intangible assets, net of accumulated amortization	1,303,373,000	1,300,045,000
Total assets	$4,674,716,000	4,364,988,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,658,000	45,388,000
Accrued compensation, payroll taxes, and benefits	12,703,000	15,657,000
Accrued insurance reserves	21,551,000	6,933,000
Accrued interest payable	48,073,000	38,518,000
Deferred income	19,068,000	16,053,000
Other accrued liabilities	42,263,000	40,311,000
Debt called for prepayment	301,200,000	—
Current portion of long-term debt	25,358,000	38,355,000
Total current liabilities	512,874,000	201,215,000

Long-term debt	2,359,844,000	2,315,241,000
Other long-term liabilities	43,385,000	54,704,000
Minority interest	64,793,000	71,122,000
Deferred income taxes	50,651,000	83,021,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	281,119,000	279,993,000

Stockholders’ equity
Preferred stock of $1.00 par value, 5,000,000 shares authorized; 11,500 issued and outstanding	—	—
Common stock of $.025 par value 150,000,000 shares authorized, 92,616,528 shares issued and outstanding	2,315,000	2,315,000
Capital in excess of par value	1,747,425,000	1,747,324,000
Accumulated deficit	(422,357,000)	(338,674,000)
Accumulated other comprehensive income (loss)	34,667,000	(51,273,000)
Total stockholders’ equity	1,362,050,000	1,359,692,000
Total liabilities & stockholders’ equity	$4,674,716,000	4,364,988,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue:
Theme park admissions	$679,850,000	688,595,000	699,150,000
Theme park food, merchandise and other	556,819,000	553,685,000	564,763,000
Total revenue	1,236,669,000	1,242,280,000	1,263,913,000

Operating costs and expenses:
Operating expenses	517,653,000	491,514,000	489,393,000
Selling, general and administrative	244,940,000	222,240,000	220,004,000
Noncash compensation (primarily selling, general and administrative)	101,000	9,256,000	8,616,000
Costs of products sold	101,165,000	102,894,000	106,664,000
Depreciation	185,026,000	171,632,000	161,444,000
Amortization	1,505,000	1,412,000	65,507,000
Total operating costs and expenses	1,050,390,000	998,948,000	1,051,628,000
Income from operations	186,279,000	243,332,000	212,285,000

Other income (expense):
Interest expense	(216,694,000)	(233,934,000)	(232,034,000)
Interest income	2,155,000	3,229,000	6,639,000
Minority interest in earnings	(35,997,000)	(36,760,000)	(39,056,000)
Early repurchase of debt	(27,592,000)	(29,895,000)	(13,756,000)
Other expense	(2,997,000)	(6,038,000)	(4,602,000)
Total other income (expense)	(281,125,000)	(303,398,000)	(282,809,000)

Loss before income taxes	(94,846,000)	(60,066,000)	(70,524,000)

Income tax benefit	33,133,000	15,422,000	12,422,000
Loss before cumulative effect of a change in accounting principle	(61,713,000)	(44,644,000)	(58,102,000)
Cumulative effect of a change in accounting principle	—	(61,054,000)	—
Net loss	$(61,713,000)	(105,698,000)	(58,102,000)
Net loss applicable to common stock	$(83,683,000)	(127,668,000)	(84,617,000)

Net loss per average common share outstanding - basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.90)	(0.72)	(0.95)
Cumulative effect of a change in accounting principle	—	(0.66)	—
Net loss	$(0.90)	(1.38)	(0.95)

Weighted average number of common shares outstanding - basic and diluted	92,617,000	92,511,000	89,221,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

Years Ended December 31, 2003, 2002 and 2001

					Capital in excess of par value	Accumulated deficit	Deferred compensation	Accumulated other comprehensive income (loss)	Total

	Preferred stock		Common stock
	Shares issued	Amount	Shares issued	Amount
Balances at December 31, 2000	11,500	$12,000	80,068,826	$2,001,000	$1,725,890,000	$(128,928,000)	$(5,399,000)	$(48,589,000)	$1,544,987,000
Issuance of common stock	—	—	12,069,975	302,000	9,547,000	—	(7,439,000)	—	2,410,000
Amortization of deferred compensation	—	—	—	—	—	—	5,888,000	—	5,888,000
Retirement of preferred stock	(11,500)	(12,000)	—	—	12,000	—	—	—	—
Stock option compensation	—	—	—	—	2,772,000	—	—	—	2,772,000
Net loss	—	—	—	—	—	(58,102,000)	—	—	(58,102,000)
Other comprehensive loss -
Foreign currency translation adjustment	—	—	—	—	—	—	—	(19,062,000)	(19,062,000)
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	(14,215,000)	(14,215,000)
Comprehensive loss									(91,379,000)
Preferred stock dividends	—	—	278,912	7,000	5,913,000	(23,976,000)	—	—	(18,056,000)
Balances at December 31, 2001	—	—	92,417,713	2,310,000	1,744,134,000	(211,006,000)	(6,950,000)	(81,866,000)	1,446,622,000
Issuance of common stock	—	—	198,815	5,000	884,000	—	—	—	889,000
Amortization of deferred compensation	—	—	—	—	—	—	6,950,000	—	6,950,000
Stock option compensation	—	—	—	—	2,306,000	—	—	—	2,306,000
Net loss	—	—	—	—	—	(105,698,000)	—	—	(105,698,000)
Other comprehensive loss -
Foreign currency translation adjustment	—	—	—	—	—	—	—	43,518,000	43,518,000
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	(16,197,000)	(16,197,000)
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	3,272,000	3,272,000
Comprehensive loss									(75,103,270)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	—	(21,970,000)
Balances at December 31, 2002	—	—	92,616,528	2,315,000	1,747,324,000	(338,674,000)	—	(51,273,000)	1,359,692,000
Stock option compensation	—	—	—	—	101,000	—	—	—	101,000
Net loss	—	—	—	—	—	(61,713,000)	—	—	(61,713,000)
Other comprehensive income (loss) -
Foreign currency translation adjustment	—		—	—	—	—	—	78,868,000	78,868,000
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	2,928,000	2,928,000
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	4,144,000	4,144,000
Comprehensive income (loss)									24,227,000
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—		(21,970,000)
Balances at December 31, 2003	—	$—	92,616,528	$2,315,000	$1,747,425,000	$(422,357,000)	$—	$34,667,000	$1,362,050,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flow from operating activities:
Net loss	$(61,713,000)	(105,698,000)	(58,102,000)

Adjustments to reconcile net loss to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization	186,531,000	173,044,000	226,951,000
Minority interest in earnings	35,997,000	36,760,000	39,056,000
Partnership and joint venture distributions	(42,326,000)	(42,570,000)	(43,780,000)
Noncash compensation	101,000	9,256,000	8,616,000
Interest accretion on notes payable	10,205,000	37,818,000	34,168,000
Early repurchase of debt	27,592,000	29,895,000	13,756,000
Cumulative effect of change in accounting principle	—	61,054,000	—
Amortization of debt issuance costs	8,400,000	8,952,000	9,370,000
Loss on disposal of fixed assets	3,018,000	4,512,000	5,037,000
(Increase) decrease in accounts receivable	5,546,000	(6,594,000)	5,947,000
(Increase) decrease in inventories and prepaid expenses and other currents assets	9,908,000	(2,863,000)	(1,449,000)
(Increase) decrease in deposits and other assets	6,464,000	(2,241,000)	3,912,000
Increase (decrease) in accounts payable, deferred income,accrued liabilities and other long-term liabilities	8,898,000	7,728,000	(35,520,000)
Increase in accrued interest payable	9,555,000	7,822,000	6,321,000
Deferred income tax benefit	(36,492,000)	(18,091,000)	(14,667,000)
Total adjustments	233,397,000	304,482,000	257,718,000
Net cash provided by operating activities	171,684,000	198,784,000	199,616,000

Cash flow from investing activities:
Additions to property and equipment	(112,917,000)	(168,068,000)	(195,858,000)
Other investing activities	(1,186,000)	—
Acquisition of theme park assets and partnership interests	(5,764,000)	(7,036,000)	(133,282,000)
Acquisition of theme park companies, net of cash acquired	—	(5,415,000)	—
Purchase of restricted-use investments	(317,913,000)	(469,933,000)	(7,120,000)
Maturities of restricted-use investments	75,111,000	469,991,000	20,100,000
Proceeds from sale of assets	315,000	3,996,000	2,565,000
Net cash used in investing activities	(362,354,000)	(176,465,000)	(313,595,000)

Cash flow from financing activities:
Repayment of long-term debt	(708,239,000)	(722,152,000)	(718,512,000)
Proceeds from borrowings	1,008,850,000	717,811,000	601,526,000
Net cash proceeds from issuance of preferred stock	—	—	277,834,000
Net cash proceeds from issuance of common stock	—	889,000	1,348,000
Payment of cash dividends	(20,844,000)	(20,844,000)	(22,845,000)
Payment of debt issuance costs	(17,312,000)	(24,615,000)	(10,664,000)
Net cash provided by (used in) financing activities	262,455,000	(48,911,000)	128,687,000

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows, Continued

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Effect of exchange rate changes on cash	$1,745,000	3,134,000	(109,000)

Increase (decrease) in cash and cash equivalents	73,530,000	(23,458,000)	14,599,000

Cash and cash equivalents at beginning of year	41,559,000	65,017,000	50,418,000

Cash and cash equivalents at end of year	$115,089,000	41,559,000	65,017,000

Supplemental cashflow information:

Cash paid for interest	$188,457,000	178,406,000	182,340,000

Cash paid for income taxes	$3,359,000	2,595,000	2,546,000

Supplemental disclosure of noncash investing and financing activities:

2003

•                  None

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

•                  Acquired approximately $26,861,000 of assets through capital leases.

•                  Issued 278,912 shares of common stock as PIES dividends

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(1)                     Summary of Significant Accounting Policies

(a)                      Description of Business

We own and operate regional theme amusement and water parks.  As of December 31, 2003, we own or operate 39 parks, including 29 domestic parks, one park in Mexico, eight parks in Europe and one in Canada.

Unless otherwise indicated, references herein to “we,” “our” or “Six Flags” means Six Flags, Inc. and our subsidiaries, and “Holdings” refers only to Six Flags, Inc., without regard to our subsidiaries.

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

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Marine World as we have determined that we have the most significant economic interest as we receive a majority of these entity’s expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  See Note 1(t)  The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest.  The portion of earnings from these parks owned by non-affiliated parties in these entities is reflected as minority interest in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

Our 5% equity investment in Warner Bros. Movie World Madrid is accounted for using the cost method of accounting and is included in deposits and other assets.  Intercompany transactions and balances have been eliminated in consolidation.

(c)                       Cash Equivalents

Cash equivalents of $61,827,000 and $8,532,000 at December 31, 2003 and 2002, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash.  For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

(d)                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies.

(e)                       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $17,870,000 and $16,513,000 of spare parts inventory for existing rides and attractions at December 31, 2003 and 2002, respectively.  These items are expensed as the repair or maintenance of rides and attractions occur.

(f)                         Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired.  The costs of other advertising, promotion, and marketing programs are charged to operations when incurred.  The amounts capitalized at year end are included in prepaid expenses.

Advertising and promotions expense was $138,309,000, $129,538,000 and $137,488,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

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

For periods beginning on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As a result, goodwill and intangible assets with indefinite useful lives were no longer amortized, but instead will be tested for impairment at least annually.  As of the date of the adoption of SFAS No. 142, our unamortized goodwill was $1,339,954,000.  In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Based on the foregoing, we determined that $61,100,000 of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations.  The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142.  Our unamortized goodwill after impairment is $1,279,862,000 at December 31, 2003.

The following table reconciles our reported net loss to our adjusted net loss and our reported basic and diluted loss per average share to our adjusted basic and diluted loss per average share for the years ended December 31, 2003, 2002 and 2001.  The amounts reflected in the year ended December 31, 2002 column do not include the $61,054,000 cumulative effect of a change in accounting principle.

	Year Ended
	December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Reported loss before cumulative effect of a change in accounting principle	$(61,713)	(44,644)	(58,102)
Add back: Goodwill amortization, net of tax effect of $5,620,000 in 2001	—	—	57,294
Adjusted net loss	$(61,713)	(44,644)	(808)
Adjusted net loss applicable to common stock	$(83,683)	(66,614)	(27,323)

Basic and Diluted loss per average share:
Reported loss applicable to common stock before cumulative effect of a change in accounting principle	$(.90)	(.72)	(.95)
Goodwill amortization	—	—	.64
Adjusted net loss before cumulative effect of a change in accounting principle	$(.90)	(.72)	(.31)

Included in goodwill amortization above for the year ended December 31, 2001 is approximately $62,914,000 included in the consolidated statements of operations.

The following table reflects our intangible assets, exclusive of goodwill, all of which are subject to amortization (in thousands):

	As of December 31, 2003		As of December 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-compete agreements	$4,610	2,027	4,610	1,522	4,610	1,016
Licenses	$22,932	3,749	21,746	2,771	21,746	1,865
	$27,542	5,776	26,356	4,293	26,356	2,881

We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $1.0 million over each of the next five years.

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

(m)                   Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  United States deferred income taxes have not been provided on foreign earnings which are being permanently reinvested.

(n)                      Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period.  No adjustments for stock options were included in the 2003, 2002 and 2001 computations of diluted loss per share because the effect would have been antidilutive.  Additionally, the weighted average number of shares for each of the years ended December 31, 2003, 2002 and 2001 does not include the impact of the conversion of outstanding convertible preferred stock into shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive.  Our Preferred Income Equity Redeemable Shares (PIERS), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  On April 2, 2001, our Premium Income Equity Securities (PIES) automatically converted into a total of 11,500,000 common shares.

Preferred stock dividends and amortization of related issue costs of $21,970,000, $21,970,000, and $26,515,000 were included in determining net loss applicable to common stock in 2003, 2002 and 2001, respectively.

(o)                      Stock Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  The adoption of Statement No. 148 did not have an impact on our consolidated financial statements.

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

Certain members of our management and professional staff have been issued seven-year options to purchase common shares under our 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans).  Through December 31, 2003 all stock options granted under the Option Plans, have been granted with an exercise price equal to the underlying stock’s fair value at the date of grant.  Except for conditional options issued in 1998, options may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates.  Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment.  There were 1,531,000 conditional stock options granted in 1998.  These options have the same vesting schedule as the unconditional stock options, except that no conditional option could be exercised until after the conditions of the stock option were met.  The conditions related to the exercise of these stock options were met during December 1999.

In 1999 and 1998, we also issued to certain consultants options to purchase 40,000 and 70,000 common shares, respectively.  The options have substantially the same terms and conditions as the options granted under the Option Plans.  We recognized the fair value of the options issued to the consultants as an expense in the year in which these options were granted.

In June 2001, our shareholders approved a stock option plan for independent directors providing for options with respect to an aggregate of 250,000 shares.  Options with respect to 80,000 shares, which had been previously granted, became effective upon shareholder approval.  The exercise price of these options is $15.06 per share.  In February 2002, options with respect to an additional 80,000 shares were issued to the independent directors.  The exercise price of these options is $13.70 per share. In February 2003, options with respect to an additional 80,000 shares were issued to the directors.  The exercise price of these options is $5.21 per share.  Other than exercise prices, the terms of the directors’ options are comparable to options issued under the Option Plans.

At December 31, 2003, there were 4,548,874 additional shares available for grant under the Option Plans.  The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $3.47, $9.49 and $12.72, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 - expected dividend yield 0%, risk-free interest rate of 2.87%, expected volatility of 82%, and an expected life of 5 years.  2002 - expected dividend yield 0%, risk-free interest rate of 4.18%, expected volatility of 85%, and an expected life of 5 years.  2001 - expected dividend yield 0%, risk-free interest rate of 4.65%, expected volatility of 76%, and an expected life of 5 years.

No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements.  Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” our net loss would have been increased to the pro forma amounts below:

	2003	2002	2001
Net loss applicable to common stock:
As reported	$(83,683,000)	(127,668,000)	(84,617,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,958,000)	(19,837,000)	(18,988,000)
Pro forma	$(96,641,000)	(147,505,000)	(103,605,000)
Net loss per weighted average common share outstanding – basic and diluted:
As reported	$(0.90)	(1.38)	(0.95)
Pro forma	$(1.04)	(1.59)	(1.16)

Stock option activity during the years indicated is as follows:

	Number of shares	Weighted- average exercise price
Balance at December 31, 2000	7,431,850	$20.11
Granted	88,000	15.47
Exercised	(113,025)	11.92
Forfeited	—	—
Expired	—	—
Balance at December 31, 2001	7,406,825	20.01
Granted	549,000	13.70
Exercised	(198,815)	4.47
Forfeited	(383,000)	21.58
Expired	—	—
Balance at December 31, 2002	7,374,010	19.88
Granted	105,000	5.21
Exercised	—	—
Forfeited	(412,600)	21.05
Expired	(571,410)	11.00
Balance at December 31, 2003	6,495,000	$20.23

At December 31, 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.21 to $25.00 and 2.68 years, respectively.

At December 31, 2003, 2002 and 2001, options exercisable were 6,041,200, 4,962,410 and 5,323,905, respectively, and weighted-average exercise price of those options was $20.80, $19.44 and $19.13, respectively.

Restricted Stock Grants

We issued 900,000 restricted common shares with an estimated aggregate value of $14,625,000 to members of our senior management in July 1997.  We issued an additional 920,000 restricted common shares with an estimated aggregate value of $16,100,000 to members of our senior management in October 1998.  We also issued an additional 370,126 restricted common shares with an estimated aggregate value of $7,439,000 to members of our senior management in April 2001.  The restrictions on the stock issued lapse ratably over various terms, generally based on continued employment.  The restrictions also lapse upon termination of the executive without cause or if a change in control of Six Flags occurs.  Compensation expense equal to the aggregate value of the shares is being recognized as an expense over the respective vesting period.  As of December 31, 2002, all compensation expense associated with the restricted common shares issued in July 1997, October 1998 and April 2001 had been fully recognized in our consolidated statements of operations.

(p)                      Investment Securities

Restricted-use investment securities at December 31, 2003 and 2002 consist of U.S. Treasury securities.  At December 31, 2002, the securities were restricted to provide funds to satisfy our obligations under certain guarantees of partnership arrangements described in Note 12.  The restriction period for these restricted-use investments terminated on April 1, 2003.  The restricted-use investments at December 31, 2003 are restricted to provide funds to prepay certain debt.  The prepayment was made in January 2004.  See Notes 6(c) and 6(g).  We classify our investment securities in one of two categories: available-for-sale or held-to-maturity.  Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All other securities held by us are classified as available-for-sale.  We do not purchase investment securities principally for the purpose of selling them in the near term and thus have no securities classified as trading.

Available-for-sale securities are recorded at fair value.  As of December 31, 2003 and 2002, the fair value of the restricted-use investments classified as available-for-sale was $317,913,000 and $75,111,000 which approximated the amortized cost of the securities.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  As of December 31, 2003 and 2002, our restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.  Interest income is recognized when earned.

(q)                      Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss, changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and the additional minimum liability on our defined benefit plan and is presented in the 2003, 2002 and 2001 consolidated statements of stockholders’ equity and other comprehensive income (loss) as accumulated other comprehensive income (loss).

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

(s)                        Reclassifications

Reclassifications have been made to certain amounts reported in 2002 and 2001 to conform with the 2003 presentation.

(t)                         Impact of Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued in April 2002.  The Statement updates, clarifies and simplifies existing accounting pronouncements.  As it relates to us, the statement eliminates the extraordinary loss classification on early debt extinguishments.  Instead, the premiums and other costs associated with the early extinguishment of debt are reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs.  The statement became effective on January 1, 2003 in our case. Upon adoption, we reclassified the extraordinary losses incurred in prior periods ($29.9 million, with a related tax benefit of $11.4 million in 2002 and $13.8 million, with a related tax benefit of $5.2 million in 2001) as pretax items. The statement is also applicable to the 2003 tender offer and redemption of the Senior Discount Notes (see Note 6(a)).  The adoption of this statement did not modify or adjust net loss for any period and did not impact our compliance with various debt covenants.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 which was subsequently reissued in December 2003 as Interpretation No. 46 — Revised (FIN 46).”  FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both.  A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity.  FIN 46 also requires additional disclosures regarding variable interest entities.  We adopted FIN 46 during the fourth quarter of 2003.  As a result, the results of Six Flags Over Georgia, Six Flags Over Texas, Six Flags Marine World and Six Flags White Water Atlanta, which were previously accounted for by the equity method, are now reflected as consolidated subsidiaries.  The 2002 and 2001 consolidated financial statements have been restated to consolidate these entities in order to enhance the comparability to the 2003 presentation.

In December 2003, FASB Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit,” was issued.  Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original Statement 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans.  The Statement generally is effective for fiscal years ending December 15, 2003.  Our disclosures in Note 10 incorporate the requirements of Statement 132 (revised).

(2)                     Acquisition of Theme Parks

On August 23, 2002, we acquired Jazzland (now Six Flags New Orleans), a theme park located outside New Orleans, for the assumption of $16,820,000 of pre-existing liabilities of the park and aggregate cash payments of $5,415,000.  The prior owner of the park had sought protection under the federal bankruptcy laws.  We agreed to invest in the park $25,000,000 over the three seasons commencing with 2003.  This obligation has been satisfied.  We lease, from the Industrial Development Board of the City of New Orleans, on a long-term basis, the land on which the park is located, together with most of the rides and attractions existing at the park on the acquisition date.  Pursuant to this lease, the Industrial Development Board automatically acquires title to and becomes the owner of all rides, attractions and other leasehold improvements funded with our $25,000,000 investment or with other amounts we invest at the park, subject to all of the terms of the lease.  We also own a separate 66-acre parcel available for complementary uses. There were no costs in excess of the fair value of the net assets acquired.  The transaction was accounted for as a purchase.

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

On February 9, 2001, we acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company’s Six Flags Ohio theme park, for a cash purchase price of $110,000,000.  We funded the acquisition from a portion of the proceeds of the PIERS offering.  See Note 9.  Approximately $57,834,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill.  The transaction was accounted for as a purchase.

The 2002 and 2001 acquisitions did not materially impact our 2002 and 2001 results of operations.  As such, no pro forma information has been presented.

(3)                     Property and Equipment

Property and equipment, at cost, are classified as follows:

	December 31,
	2003	2002
Land	$311,725,000	311,666,000
Land improvements	395,226,000	380,466,000
Buildings and improvements	727,178,000	686,761,000
Rides and attractions	1,782,224,000	1,675,624,000
Equipment	433,175,000	399,123,000
Total	3,649,528,000	3,453,640,000
Less accumulated depreciation	900,534,000	711,568,000
	$2,748,994,000	2,742,072,000

(4)                     Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $5,705,000, $6,223,000 and $6,275,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

In April 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues.  In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options).  We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site.  We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.  We also have an option through February 2007 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of Marine World’s cash flow).

See note 12 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).

(5)                     Derivative Financial Instruments

In February 2000, we entered into three interest rate swap agreements that effectively convert our $600,000,000 term loan component of the Credit Facility (see Note 6(b)) into a fixed rate obligation.  The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2005 to June 2005.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Our interest rate swap arrangements were designed to “lock-in” the LIBOR component at rates, prior to a February 2001 amendment, ranging from 6.615% to 6.780% and, subsequent to that date and prior to March 6, 2003, 5.13% to 6.07% (with an average of 5.46%) and after March 6, 2003, 2.065% to 3.50% (with an average of 3.01%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. We adopted the provisions of SFAS No. 133 as of January 1, 2001.  As a result of the adoption, we recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which was being amortized into operations over the original term of the interest rate swap agreements.  See Note 9(c).

As of January 1, 2001, two of the three interest rate swap agreements contained “knock-out” provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS No. 133. From January 1, 2001 to February 23, 2001, we recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges.  As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed.  As of that date and through December 31, 2003, we have designated all of the interest rate swap agreements as cash-flow hedges.

The Partnership Parks are also party to interest rate swap agreements with respect to an aggregate of $16,640,000 of indebtedness at December 31, 2003 and $23,139,000 at December 31, 2002.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item.  Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

During 2003, 2002 and 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in “Accumulated other comprehensive income (loss)” (AOCL).  These amounts are reclassified to interest expense when the forecasted transaction takes place.

From February 2001 through December 2003, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no material ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

As of December 31, 2003, approximately $5,914,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  No transactions and events are expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to operations.  The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 17 months.

(6)                     Long-Term Debt

At December 31, 2003 and 2002, long-term debt consists of:

	2003	2002
Long-term debt:
10% Senior Discount Notes due 2008 (a)	$—	391,451,000
Credit Facility (b)	600,000,000	615,000,000
9 3/4% Notes due 2007 (c)	422,580,000	422,459,000
9 1/2% Senior Notes due 2009 (d)	373,365,000	373,044,000
8 7/8% Senior Notes due 2010 (e)	478,701,000	478,487,000
9 3/4%Senior Notes due 2013 (f)	430,000,000	—
9 5/8%Senior Notes due 2014 (g)	325,000,000	—
Other	56,756,000	73,155,000
	2,686,402,000	2,353,596,000
Less current and called portions	326,558,000	38,355,000
	$2,359,844,000	2,315,241,000

(a)          On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($391,451,000 carrying value as of December 31, 2002) of 10% Senior Discount Notes due 2008 (the Senior Discount Notes).  In December 2002, we repurchased $9,000,000 principal amount of Senior Discount Notes.  On April 9, 2003, we commenced a tender offer for all $401,000,000 outstanding Senior Discount Notes.  On April 16, and May 8, 2003, we purchased an aggregate of $397,405,000 principal amount of Senior Discount Notes (99.1% of outstanding) pursuant to the tender offer.  The balance of the Senior Discount Notes were redeemed on May 16, 2003.  The tender offer price was funded by a portion of the proceeds of an offering by Holdings in April 2003 of $430,000,000 principal amount of 9¾% Senior Notes due 2013.  See Note 6(f).  The redemption price was funded by the balance of such proceeds, together with cash on hand.  A gross loss of $27,592,000 due to the early purchase and redemption of the Senior Discount Notes, together with a related $10,484,000 tax benefit, was recognized in the second quarter of 2003.

(b)         On November 5, 1999, Six Flags Theme Parks Inc. (STFP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into the Credit Facility, which was amended and restated on July 8, 2002 and further amended on November 25, 2003.  The Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at December 31, 2003 and $15,000,000 was outstanding as of December 31, 2002), a $100,000,000 multicurrency reducing revolver facility (of which none was outstanding at December 31, 2003 or 2002) and a $600,000,000 six-year term loan ($600,000,000 of which was outstanding as of December 31, 2003 and 2002).  Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At

December 31, 2003, the weighted average interest rate for borrowings under the term loan was 5.51%.  At December 31, 2002, the weighted average interest rates for borrowings under the US Revolver and term loan were 3.42% and 7.71%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to August 1, 2008 and December 31, 2008, respectively, if prior to such dates (i) we do not repay or refinance our 9 ½% senior notes due 2009 (see 6(d)), or (ii) our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations capital stock.  See Note 5 regarding interest rate hedging activities.

On November 25, 2003, we entered into an amendment to the Credit Facility pursuant to which we amended the covenants relating to the leverage ratio through 2005 and the fixed charge coverage ratio through June 30, 2007 in order to provide us with additional financial flexibility.  In addition, pursuant to the amendment we are permitted to enter into fixed-to-floating rate debt swap agreements so long as our total floating rate debt does not exceed 50% of our total debt as of the swap date. In exchange for our lenders’ consent to the amendment, we agreed to an increase of 0.25% in the interest rates we are charged on our borrowings under the Credit Facility.

On January 16, 2004, we completed a $130,000,000 increase of the term loan portion of the Credit Facility and used all of the proceeds of the additional loan to redeem the remaining balance of our 9 ¾% Senior Notes due 2007 then outstanding.  See 6(c) below.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to December 31, 2003) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(c)          On June 30, 1999, Holdings issued $430,000,000 principal amount of 9¾% Senior Notes due 2007 (the 2007 Senior Notes). In December 2002, we had repurchased $7,000,000 principal amount of the 2007 Senior Notes.  In January 2004, we redeemed the 2007 Notes in full from the proceeds of the December 2003 issuance of our 9 5/8% Senior Notes due 2014 (see 6(g) below) and the proceeds of the $130.0 million increase in our term loan (see 6(b) above).  A gross loss of $25,177,000 due to the redemption of the 1999 Notes, together with a related $9,567,000 tax benefit, will be recognized in the first quarter of 2004.

(d)         On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes).  The 2009 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2009 Senior Notes require annual interest payments of approximately $35,625,000 (9 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009.  The 2009 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity.  The indenture under which the 2009 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2009 Senior Notes were used to repurchase senior notes of Six Flags Operations and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 6(b)).

The indenture under which the 2009 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(e)          On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes).  The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $42,600,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

(f)            On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the 2013 Senior Notes).  The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013 Senior Notes require annual interest payments of approximately $41,925,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of the Senior Discount Notes (see Note 6(a)).

(g)         On December 5, 2003, Holdings issued $325,000,000 principal amount of the 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes).  The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2014 Senior Notes require annual interest payments of approximately $31,281,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2014 Senior Notes were used to redeem a portion of the 2007 Senior Notes (see Note 6(c)).

Annual maturities of long-term debt during the five years subsequent to December 31, 2003, are as follows:

2004	$326,558,000	*
2005	26,262,000
2006	11,389,000
2007	18,550,000
2008	349,903,000
Thereafter	1,953,740,000
	$2,686,402,000

The Credit Facility restricts the ability of Six Flags Operations to distribute assets to Holdings, and the indentures relating to Holdings’ Senior Notes restrict the ability of Holdings to distribute assets to its shareholders.  The Credit Facility restricts distributions by Six Flags Operations (i) up to $75,000,000 in the aggregate from cash from operations and (ii) to amounts required to pay interest on Holdings’ Senior Notes, dividends on Holdings’ outstanding preferred stock, required payments under the agreements relating to the Partnership Parks and certain tax and shared services arrangements.  The amount available for distribution (other than permitted payments in respect to shared administrative and other corporate expenses and tax sharing payments) at December 31, 2003 by Holdings based upon the most restrictive applicable indenture limitation was $632,200,000.

*                      Includes $301,200,000 of 2007 Senior Notes that had been called for redemption at December 31, 2003 and were redeemed in January 2004.

(7)                     Fair Value of Financial Instruments

The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2003 and 2002.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair value

Financial assets (liabilities):
Restricted-use investment securities	$317,913,000	317,913,000	75,111,000	75,111,000
Long-term debt	(2,686,402,000)*	(2,773,506,000)*	(2,353,596,000)	(2,290,064,000)
Interest rate swap agreements (included in other long-term liabilities)	(13,110,000)	(13,110,000)	(19,079,000)	(19,079,000)
PIERS	(281,119,000)	(263,350,000)	(279,993,000)	(186,875,000)

*                        Includes $301,200,000 of 2007 Senior Notes that had been called for redemption at December 31, 2003 and were redeemed in January 2004.

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

•                  PIERS:  The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices.

(8)                     Income Taxes

Income tax expense (benefit) allocated to operations for 2003, 2002 and 2001 consists of the following:

	Current	Deferred	Total
2003:
U.S. federal	$—	(28,569,000)	(28,569,000)
Foreign	2,068,000	(2,303,000)	(235,000)
State and local	1,291,000	(5,620,000)	(4,329,000)
	$3,359,000	(36,492,000)	(33,133,000)
2002:
U.S. federal	$—	(19,816,000)	(19,816,000)
Foreign	2,021,000	5,376,000	7,397,000
State and local	648,000	(3,651,000)	(3,003,000)
	$2,669,000	(18,091,000)	(15,422,000)
2001:
U.S. federal	$—	(7,004,000)	(7,004,000)
Foreign	1,818,000	(6,175,000)	(4,357,000)
State and local	427,000	(1,488,000)	(1,061,000)
	$2,245,000	(14,667,000)	(12,422,000)

Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2003, 2002 and 2001 to loss before income taxes as follows:

	2003	2002	2001

Computed “expected” federal income tax expense (benefit)	$(33,196,000)	(21,023,000)	(24,683,000)
Amortization of goodwill	—	—	13,794,000
Nondeductible compensation	35,000	3,035,000	3,767,000
Other, net	2,752,000	700,000	(51,000)
Effect of foreign income taxes	176,000	3,773,000	(4,586,000)
Effect of state and local income taxes, net of federal tax benefit	(2,900,000)	(1,907,000)	(663,000)
	$(33,133,000)	(15,422,000)	(12,422,000)

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 2003, 2002 and 2001 are presented below:

	2003	2002	2001

Deferred tax assets before valuation allowance	$473,460,000	420,844,000	356,806,000
Less valuation allowance	1,196,000	1,196,000	1,196,000
Net deferred tax assets	472,264,000	419,648,000	355,610,000
Deferred tax liabilities	522,915,000	502,669,000	465,536,000
Net deferred tax liability	$50,651,000	83,021,000	109,926,000

Our deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of our tax basis in the corresponding assets.  The majority of our property and equipment is depreciated over a 7-year period for tax reporting purposes and a longer 20-to-25 year period for financial purposes.  The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income.  Because most of our depreciable assets’ financial carrying amounts and tax basis difference will reverse before the expiration of our net operating loss carryforwards and taking into account our projections of future taxable income over the same period, management believes that we will more likely than not realize the benefits of these net future deductions.

As of December 31, 2003, we have approximately $1,131,342,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2020.  Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992.  A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established.  Additionally at December 31, 2003, we had approximately $6,591,000 of alternative minimum tax credits which have no expiration date.

(9)                     Preferred Stock, Common Stock and Other Stockholders’ Equity

(a)                      Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $1.00 par value per share.  All shares of preferred stock rank senior and prior in right to all of our now or hereafter issued common stock with respect to dividend payments and distribution of assets upon our liquidation or dissolution.

PIERS

In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000.  We used a portion of the proceeds to acquire substantially all of the assets of the former Sea World of Ohio and La Ronde.  See Note 2.  Each PIERS represents one one-hundredth of a share of our 7¼% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock).  The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at

7¼% per annum (approximately $20,844,000 per annum).  Holders can voluntarily convert the PIERS into shares of common stock at any time prior to August 15, 2009.

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

(b)                      Share Rights Plan

On December 10, 1997, our board of directors authorized a share rights plan.  The plan was subsequently amended on February 4, 1998.  Under the plan, stockholders have one right for each share of common stock held.  The rights become exercisable ten business days after (a) an announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of our voting shares outstanding, or (b) the commencement or announcement of a person’s or group’s intention to commence a tender or exchange offer that could result in a person or group owning 15% or more of the voting shares outstanding.

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

The rights, which have no voting power, expire in 2008.  The rights may be redeemed by us for $.01 per right until the rights become exercisable.

(c)                      Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign currency items	Cash flow hedges	Additional minimum liability on benefit plan	Accumulated other comprehensive income (loss)

Balance, December 31, 2000	$(48,589,000)	—	—	(48,589,000)
Cumulative effect of change in accounting principle	—	(3,098,000)	—	(3,098,000)
Net current period change	(19,062,000)	(17,843000)	—	(36,905,000)
Reclassification adjustments for losses reclassified into operations	—	6,726,000	—	6,726,000

Balance, December 31, 2001	(67,651,000)	(14,215,000)	—	(81,866,000)
Net current period change	43,518,000	(10,455,000)	(16,197,000)	16,866,000
Reclassification adjustments for losses reclassified into operations	—	13,727,000	—	13,727,000

Balance, December 31, 2002	(24,133,000)	(10,943,000)	(16,197,000)	(51,273,000)
Net current period change	78,868,000	(4,193,000)	2,928,000	77,603,000
Reclassification adjustments for losses reclassified into operations	—	8,337,000	—	8,337,000

Balance at December 31, 2003	$54,735,000	(6,799,000)	(13,269,000)	34,667,000

The cash flow hedge and the additional minimum liability on benefit plan amounts presented above are reflected net of tax, calculated at a rate of approximately 38%.

(10)              Pension Benefits

As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the Plan).  The Plan covered substantially all of SFTP’s employees.  During 1999 the Plan was amended to cover substantially all of our domestic full-time employees.  The Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  Plan assets are invested primarily in common stock and mutual funds.  The Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

Benefit Obligations

Change in benefit obligation

	2003	2002
Benefit obligation, January 1	$114,355,000	98,568,000
Service cost	4,729,000	3,910,000
Interest cost	7,689,000	6,966,000
Actuarial loss (gain)	7,543,000	6,862,000
Benefits paid	(2,611,000)	(2,356,000)
Plan amendments	—	405,000
Benefit obligation, December 31	$131,705,000	114,355,000

The accumulated benefit obligation for the Plan at the end of 2003 and 2002 was $113,790,000 and $97,436,000, respectively.

We use a measurement date of December 31 for our pension plan.

Weighted average assumptions used to determine benefit obligations, December 31

	2003	2002
Discount rate	6.125%	6.500%
Rate of compensation increase	3.750%	4.000%

Change in Plan assets	2003	2002
Fair value of plan assets, January 1	$76,636,000	82,980,000
Actual return on plan assets	14,869,000	(6,238,000)
Employer contribution	3,328,000	2,250,000
Benefits paid	(2,611,000)	(2,356,000)
Fair value of plan assets, December 31	$92,222,000	76,636,000

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for the Plan at the end of 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of Plan assets is $92,222,000 and $76,636,000 at the end of 2003 and 2002, respectively. The expected long term rate of return on these Plan assets was 9.00% in 2003 and 2002.

Target Allocation for

Percentage of Plan Assets at December 31

Asset category	2004	2003	2002
Equity securities	60.0%	61.7%	58.5%
Fixed Income	38.5%	37.8%	40.9%
Short Term Investments	1.5%	0.5%	0.6%
Other	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

Description of Investment Strategy

The Committee is responsible for managing the investment of Plan assets and ensuring that the Plan’s investment program is in compliance with all provisions of ERISA, other relevant legislation, related Plan documents and the Statement of Investment Policy. The Committee has retained several mutual funds, commingled funds and/or investment managers to manage Plan assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of the applicable prospectus or other investment manager agreements with the Plan.

The primary financial objective of the Plan is to secure participant retirement benefits. As such, the key objective in the Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. Other related and supporting financial objectives are also considered in conjunction with a comprehensive review of current and projected Plan financial requirements.

The assets of the fund are invested to achieve the greatest reward for the Plan consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures in the Plan’s long-term target asset allocation.

Funded Status

The funded status of the Plan, reconciled to the amount on the statement of financial position at December 31, 2003 follows:

December 31	2003	2002
Fair value of Plan assets	$92,222,000	76,636,000
Benefit obligation	(131,705,000)	(114,355,000)
Funded status	(39,483,000)	(37,719,000)
Amounts not yet recognized:
Unrecognized net (gain) loss	39,316,000	43,042,000
Unrecognized prior service cost (benefit)	1,745,000	2,047,000
Unrecognized net transition obligation (asset)	—	—
Net amount recognized (included in deposits and other assets)	$1,578,000	7,370,000

December 31	2003	2002
Prepaid benefit cost	$1,578,000	7,370,000
Accrued benefit cost	—	—
Additional minimum liability	(23,146,000)	(28,170,000)
Intangible asset	1,745,000	2,046,000
Accumulated other comprehensive income	21,401,000	26,124,000
Net amount recognized (included in deposits and other assets)	$1,578,000	7,370,000

At December 31, 2003 and 2002 the projected benefit obligation, the accumulated benefit obligation and the fair value of Plan assets are as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2003	2002	2003	2002
Projected benefit obligation	$131,705,000	114,355,000	131,705,000	114,355,000
Accumulated benefit obligation	113,790,000	97,436,000	113,790,000	97,436,000
Fair value of Plan assets	92,222,000	76,636,000	92,222,000	76,636,000

Expected Cash Flows

Information about expected cash flows for the plan follows:

Employer Contributions for Fiscal Year 2004

2004 (expected) to plan trusts	$6,897,000
2004 (expected) to plan participants	—

Components of net periodic benefit cost

	Years ended December 31,
	2003	2002	2001
Service cost	$4,729,000	$3,910,000	$3,745,000
Interest cost	7,689,000	6,966,000	6,739,000
Expected return on plan assets	(6,859,000)	(7,346,000)	(7,837,000)
Amortization of prior service cost (benefit)	301,000	301,000	260,000
Amortization of net actuarial loss (gain)	3,260,000	895,000	86,000
Amortization of transition obligation (asset)	—	—	—
Net periodic benefit cost	$9,120,000	$4,726,000	$2,993,000

Weighted-average assumptions used to determine net cost

Discount rate	6.500%	7.250%	7.500%
Rate of compensation increase	4.000%	4.250%	4.500%
Expected return on plan assets	9.000%	9.000%	9.000%

The return on assets assumption was developed based on consideration of historical market returns, current market conditions, and the Plan’s past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns.

Overall, it was projected that the Plan could achieve a 9.00% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the Plan’s policy of monitoring manager performance.

Additional Information

At December 31, 2003, the Plan’s accumulated benefit obligation exceeded the fair value of Plan assets resulting in the Plan being underfunded by $21,568,000.  As such, we recognized the difference between our recorded prepaid benefit cost and the underfunded status of the Plan as a liability of $23,146,000 and recorded in other comprehensive loss $13,269,000, net of tax effect of $8,132,000 as an additional minimum liability of the Plan.  Additionally, we recognized an intangible asset of $1,745,000 which represents the previously unrecognized prior service cost of the Plan.

(11)              401(k) Plan

We have a qualified, contributory 401(k) plan (the 401(k) Plan).  All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old.  We match 100% of the first 2% and 25% of the next 6% of salary contributions made by employees.  The accounts of all participating employees are fully vested upon completion of four years of service.  We recognized approximately $2,488,000, $2,328,000 and $2,191,000 of related expense in the years ended December 31, 2003, 2002 and 2001, respectively.

(12)              Commitments and Contingencies

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $52,200,000 (as of 2003 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the Partnership Agreements) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On December 31, 2003, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships.  The maximum unit purchase obligations for 2004 at both parks will aggregate approximately $184,400,000.

We lease the sites of Wyandot Lake, Enchanted Village, Six Flags New Orleans, Six Flags Mexico, La Ronde, Walibi Lorraine and each of the two Waterworld/USA locations.  We also lease portions of the sites of Six Flags Kentucky Kingdom, Warner Bros. Movie World Germany and a small parcel near Six Flags New England.  In certain cases rent is based upon percentage of the revenues earned by the applicable park.  During 2003, 2002 and 2001, we recognized approximately $8,461,000, $7,066,000 and $5,747,000, respectively, of rental expense under these rent agreements.

Total rental expense, including office space and park sites, was approximately $15,422,000, $14,227,000 and $13,357,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum obligations under noncancellable operating leases, including site leases, at December 31, 2003, are summarized as follows (in thousands):

Year ending December 31,
2004	$9,785
2005	8,564
2006	8,081
2007	7,843
2008	7,629
2009 and thereafter	126,119
$168,021

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

In November 1999, we entered into license agreements (collectively the International License Agreement) pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use.  Under the International License Agreement, the license fee is based on specified percentages of the gross revenues of the applicable parks.  We have prepaid approximately $5.5 million of international license fees.

We are a defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, Amendarez v. Six Flags Theme Parks, Inc., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our park in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. They seek compensatory and punitive damages in unspecified amounts, and injunctive and other relief. There has been limited discovery on class issues, but the litigation has been stayed pending mediation.  Settlement negotiations are on-going but we cannot assure you that a settlement will be reached or what the terms of any such settlement will be.  In the absence of a negotiated solution, the litigation is expected to resume.  If the litigation resumes, we intend to continue vigorously defending the case. We cannot predict the outcome, however, we do not believe it will have a material adverse effect on our consolidated financial position, or results of operations or liquidity.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended

November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 – November 15, 2003).  For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.

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

(13)              Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision-making.  The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  As such, we have only one reportable segment - operation of theme parks.  The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes.  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	2003	2002	2001
	(In thousands)
Theme park revenues	$1,236,669	1,242,280	1,263,913
Theme park cash expenses	(835,520)	(787,021)	(789,269)
Aggregate park EBITDA	401,149	455,259	474,644

Minority interest in earnings	(41,702)	(42,983)	(45,331)
Corporate Expenses	(28,237)	(29,627)	(26,792)
Non-cash compensation	(101)	(9,256)	(8,616)
Other income/(expense)	(30,590)	(35,933)	(18,358)
Minority interest in earnings – depreciation and other expense	5,705	6,223	6,275
Depreciation and amortization	(186,531)	(173,044)	(226,951)
Interest expense	(216,694)	(233,934)	(232,034)
Interest income	2,155	3,229	6,639
Loss before income taxes	$(94,846)	(60,066)	(70,524)

Eight of our parks are located in Europe, one is located in Mexico and one is located in Canada.  The Madrid park, which we manage, opened in April 2002, and the Canadian park was acquired in May 2001.  The Madrid park assets and operations are not included in these tables.  The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2003, 2002 and 2001:

	Domestic	Foreign	Total
	(In thousands)
2003:
Long-lived assets	$3,460,325	592,042	4,052,367
Revenues	1,038,323	198,346	1,236,669
2002:
Long-lived assets	$3,508,191	533,926	4,042,117
Revenues	1,059,193	183,087	1,242,280
2001:
Long-lived assets	$3,474,146	526,210	4,000,356
Revenues	1,095,769	168,144	1,263,913

Long-lived assets include property and equipment and intangible assets.

(14)              Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2003 and 2002:

	2003
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$46,436,000	421,811,000	655,443,000	112,979,000	1,236,669,000
Total revenue as reported	34,352,000	347,215,000	565,483,000	—	—
Net income (loss) applicable to common stock	(115,598,000)	(17,761,000)	134,679,000	(85,003,000)	(83,683,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.25)	(.19)	1.45	(.92)	(.90)
Diluted	(1.25)	(.19)	1.32	(.92)	(.90)

	2002
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenue	$59,849,000	430,153,000	648,924,000	103,354,000	1,242,280,000
Total revenue as reported	49,251,000	347,812,000	558,099,000	82,771,000	1,037,933,000
Net income (loss) applicable to common stock	(174,721,000)	(11,454,000)	134,170,000	(75,663,000)	(127,668,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.89)	(0.12)	1.45	(0.82)	(1.38)
Diluted	(1.89)	(0.12)	1.31	(0.82)	(1.38)

We operate a seasonal business.  In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

As described in note 1, we adopted the provisions of SFAS 142 effective January 1, 2002 and recognized a $61,054,000 cumulative effect of a change in accounting principle.  The change has been reflected in the results of the first quarter of 2002 above.

As a result of adopting the provisions of FIN 46 in 2003, we have retroactively restated our consolidated financial statements.  The amounts originally reported prior to adoption in the fourth quarter of 2003 are also included in the above table.  Our net loss did not change as a result of adoption.

(15)     Subsequent Event

On March 10, 2004 we announced that we had reached an agreement in principal to sell Six Flags Worlds of Adventure, located near Cleveland, Ohio, together with the adjacent hotel and campgrounds for a cash purchase price of $145 million.  We will retain ownership of all the marine and land animals currently located at the park.  The results of Six Flags Worlds of Adventure are reported in our North American reporting unit for purposes of goodwill impairment analysis.  See Note 1 (i).

On the same date, we announced that we had also reached an agreement in principle to sell seven of our European parks for a purchase price of $200 million.  The transaction will not include the Company’s interests in Warner Bros.  Movie World Madrid.  The results of these European parks comprise our European reporting unit for such purposes.

By virtue of these transactions, we expect to incur a loss on the sale of these assets in the quarter ending March 31, 2004 of approximately $290 million.  As of December 31, 2003, neither of these transactions were concidered to be probable.  As such, the results of the operations to be sold were not classified as discontinued operations in the accompanying consolidated financial statements.

Both transactions are subject to the negotiation and execution of definitive agreements and other conditions, including the respective buyers’ completion of due diligence, a financing condition, and receipt of necessary regulatory and third party approvals.  We expect the transactions will close in late March or early April 2004.  There can be no assurance that either or both transactions will be completed.

EXHIBIT INDEX

(3)                                  Articles of Incorporation and By-Laws:

(a)                                  Certificate of Designation of Series A Junior Preferred Stock of Registrant — incorporated by reference from Exhibit 2(1.C) to Registrant’s Form 8-A dated January 21, 1998.

(b)                                 Restated Certificate of Incorporation of Registrant dated March 25, 1998 — incorporated by reference from Exhibit 3 to Registrant’s Current Report on Form 8-K filed on March 26, 1998.

(c)                                  Certificate of Designation, Rights and Preferences for 7½% Mandatorily Convertible Preferred Stock of Registrant — incorporated by reference from Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(d)                                 Certificate of Amendment of Certificate of Incorporation of Registrant dated July 24, 1998 — incorporated by reference from Exhibit 3(p) to Registrant’s Form 10-K for the year ended December 31, 1998.

(e)                                  Certificate of Amendment of Certificate of Incorporation of Registrant dated June 30, 2000 — incorporated by reference from Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(f)                                    Certificate of Designation, Rights and Preferences for 7¼% Convertible Preferred Stock of Registrant — incorporated by reference from Exhibit 5 to Registrant’s Current Report on Form 8-K filed on January 23, 2001.

(g)                                 Amended and Restated By-laws of Registrant — incorporated by reference from Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(4)                                  Instruments Defining the Rights of Security Holders, Including Indentures:

(a)                                  Form of Common Stock Certificate — incorporated by reference from Exhibit 4(l) to Registrant’s Registration Statement on Form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.

(b)                                 Indenture dated as of February 2, 2001 between Registrant and The Bank of New York with respect to Registrant’s 9½% Senior Notes due 2009 — incorporated by reference from Exhibit 4(j) to Registrant’s Form 10-K for the year ended December 31, 2000.

(c)                                  Registration Rights Agreement, dated as of February 2, 2001, between Registrant, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc. and Scotia Capital (USA) Inc. — incorporated by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-60060) filed on May 2, 2001.

(d)                                 Form of Deposit Agreement dated as of January 23, 2001 among Registrant, The Bank of New York, as Depositary, and owners and holders of depositary receipts — incorporated by reference from Exhibit 12 to Registrant’s Form 8-A12B filed on January 23, 2001.

(e)                                  Form of Depository Receipt evidencing ownership of Registrant’s Preferred Income Equity Redeemable Securities — incorporated by reference from Exhibit 13 to Registrant’s Form 8-A12B filed on January 23, 2001.

(f)                                    Form of 7¼% Convertible Preferred Stock Certificate — incorporated by reference from Exhibit 14 to Registrant’s Form 8-A12B filed on January 23, 2001.

(g)                                 Indenture dated as of February 11, 2002 between Registrant and The Bank of New York with respect to Registrant’s 8 7/8% Senior Notes due 2010 — incorporated by reference from Exhibit 4(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(h)                                 Registration Rights Agreement dated as of February 11, 2002 between Registrant and the parties named therein with respect to Registrant’s 8-7/8% Senior Notes due 2010. — incorporated by reference from Exhibit 4(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(i)                                     Indenture, dated as of April 16, 2003 between Registrant and The Bank of New York with respect to Registrant’s 9 ¾% Senior Notes due 2013 — incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

(j)                                     Registration Rights Agreement dated as of April 16, 2003 between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., with respect to Registrant’s 9 ¾% Senior Notes due 2013 —  incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

(k)                                  Indenture, dated as of December 5, 2003 between Registrant and The Bank of New York with respect to Registrant’s 9 5/8% Senior Notes due 2014 — incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(l)                                     Registration Rights Agreement dated as of December 5, 2003 between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA)

Inc., with respect to Registrant’s 9 5/8% Senior Notes due 2014 —  incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(10)                            Material Contracts:

(a)                                  Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987 — incorporated by reference from Exhibit 10(i) to Form 10-K of Registrant for year ended December 31, 1987.

(b)                                 Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated October 18, 1989, between Frontier City Properties, Inc. as general partner, and the Registrant and Frontier City Properties, Inc.  as limited partners — incorporated by reference from Exhibit 10(g) to the Registrant’s Current Report on Form 8-K dated October 18, 1989.

(c)                                  Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc. — incorporated by reference from Exhibit 10(o) to Registrant’s Form 10-K for the year ended December 31, 1995.

(d)                                 Registrant’s 1996 Stock Option and Incentive Plan — incorporated by reference from Exhibit 10(z) to Registrant’s Form 10-K for the year ended December 31, 1997.

(e)                                  1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997 — incorporated by reference from Exhibit 10(aa) to Registrant’s Form 10-K for the year ended December 31, 1997.

(f)                                    Purchase Option Agreement among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997 — incorporated by reference from Exhibit 10(ab) to Registrant’s Form 10-K for the year ended December 31, 1997.

(g)                                 Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997 — incorporated by reference from Exhibit 10(ac) to Registrant’s Form 10-K for the year ended December 31, 1997.

(h)                                 Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 — incorporated by reference from Exhibit 10(ad) to Registrant’s Form 10-K for the year ended December 31, 1997.

(i)                                     Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 — incorporated by reference from Exhibit 10(ae) to Registrant’s Form 10-K for the year ended December 31, 1997.

(j)                                     Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V. — incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 15, 1997.

(k)                                  Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others — incorporated by reference from Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated February 9, 1998.

(l)                                     Agreement and Plan of Merger dated as of February 9, 1998, by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation — incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated March 25, 1998.

(m)                               Amended and Restated Rights Agreement between Premier Parks Inc. and Bank One Trust Company, as Rights Agent — incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 15, 1997, as amended.

(n)                                 Registrant’s 1998 Stock Option and Incentive Plan — incorporated by reference from Exhibit 10(ap) to Registrant’s Form 10-K for the year ended December 31, 1998.

(o)                                 Subordinated Indemnity Agreement dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein — incorporated by reference from Exhibit 2(b) to Registrant’s Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(p)                                 Sale and Purchase Agreement dated as of October     , 1998 by and between Registrant and Fiesta Texas Theme Park, Ltd. — incorporated by reference from Exhibit 10(at) to Registrant’s Form 10-K for the year ended December 31, 1998.

(q)                                 Overall Agreement dated as of February 15, 1997 among Six Flags Fund, Ltd. (L.P.), Salkin II Inc., SFOG II Employee, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, Inc., Six Flags Over Georgia, Inc., Six Flags Series of Georgia,

Inc., Six Flags Theme Parks Inc. and Six Flags Entertainment Corporation — incorporated by reference from Exhibit 10(au) to Registrant’s Form 10-K for the year ended December 31, 1998.

(r)                                    Overall Agreement dated as of November 24, 1997 among Six Flags Over Texas Fund, Ltd., Flags’ Directors LLC, FD-II, LLC, Texas Flags Ltd., SFOT Employee, Inc., SFOT Parks Inc. and Six Flags Entertainment Corporation — incorporated by reference from Exhibit 10(av) to Registrant’s Form 10-K for the year ended December 31, 1998.

(s)                                  Stock Purchase Agreement dated as of December 6, 2000 among Registrant, EPI Realty Holdings, Inc., Enchanted Parks, Inc., and Jeffrey Stock — incorporated by reference from Exhibit 10(bb) to Registrant’s Form 10-K for the year ended December 31, 2000.

(t)                                    Asset Purchase Agreement dated as of January 8, 2001 between Registrant and Sea World, Inc. — incorporated by reference from Exhibit 10(cc) to Registrant’s Form 10-K for the year ended December 31, 2000.

(u)                                 Emphyteutic Lease dated May 2, 2001 between Ville de Montreal and Parc Six Flags Montreal, S.E.C. — incorporated by reference from Exhibit 10(gg) to Registrant’s Form 10-K for the year ended December 31, 2001.

(v)                                 Amended and Restated Credit Agreement, dated July 8, 2002 among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto— incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(w)                               Lease Agreement dated August 23, 2002, between Industrial Development Board of the City of New Orleans, Louisiana and SFJ Management Inc. — incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(x)                                   Registrant’s 2001 Stock Option and Incentive Plan — incorporated by reference from Exhibit 4(dd) to Registrant’s Form 10-K for the year ended December 31, 2002.

(y)                                 Registrant’s Stock Option Plan for Directors — incorporated by reference from Exhibit 4(ee) to Registrant’s Form 10-K for the year ended December 31, 2002.

(z)                                   First Amendment, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative Agent — incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2003.

(aa)                            Optional Increase Amendment, dated as of January 14, 2004, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative Agent — incorporated by reference from Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

*(bb)                   Amendment No. 1 Subordinated Indemnity Agreement dated November 5, 1999 (“Subordinated Indemnity Agreement”), among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein.

*(cc)                     Amendment No. 2 Subordinated Indemnity Agreement

*(dd)                   Employment Agreement, dated as of December 31, 2003, between Registrant and Kieran E. Burke.

*(ee)                     Employment Agreement, dated as of December 31, 2003, between Registrant and James F. Dannhauser.

*(21)                     Subsidiaries of the Registrant.

*(23.1)            Consent of KPMG LLP.

*(31.1)            Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(31.2)            Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(32.1)            Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(32.2)            Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.