Form 10-Q
period 2004-03-31
SIX FLAGS INC
filed 2004-05-10
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-9789

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11501 Northeast Expressway, Oklahoma City, Oklahoma 73131

(Address of Principal Executive Offices, including Zip Code)

(405) 475-2500

(Registrant’s Telephone Number, including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 3, 2004, Six Flags, Inc. had outstanding 93,041,528 shares of Common Stock, par value $.025 per share.

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

•                  Accidents occurring at our parks;

•                  Our ability to manage growth or integrate acquisitions;

•                  Adverse weather conditions;

•                  Competition with other theme parks and other recreational alternatives;

•                  General economic conditions; and

•                  Impact of pending or threatened litigation.

A more complete discussion of these and other applicable risks is contained under the caption “Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.  See “Available Information” below.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$101,457,000	$98,189,000
Accounts receivable	25,015,000	27,836,000
Inventories	34,433,000	23,694,000
Prepaid expenses and other current assets	31,065,000	31,093,000
Restricted-use investment securities	—	317,913,000
Assets held for sale	478,652,000	—
Total current assets	670,622,000	498,725,000

Other assets:
Debt issuance costs	50,863,000	55,062,000
Deposits and other assets	25,716,000	28,104,000
Deferred income taxes	26,311,000	—
Total other assets	102,890,000	83,166,000

Property and equipment, at cost	2,820,170,000	2,808,079,000
Less accumulated depreciation	749,586,000	718,059,000

Total property and equipment	2,070,584,000	2,090,020,000

Assets held for sale	—	770,689,000

Intangible assets, net of accumulated amortization	1,240,286,000	1,240,171,000

Total assets	$4,084,382,000	$4,682,771,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$50,904,000	$28,754,000
Accrued liabilities	61,485,000	60,639,000
Accrued interest payable	46,059,000	47,846,000
Deferred income	24,478,000	6,441,000
Liabilities from discontinued operations	68,608,000	—
Current portion of long-term debt	154,381,000	320,211,000

Total current liabilities	405,915,000	463,891,000

Long-term debt	2,360,948,000	2,354,194,000

Minority interest	54,976,000	64,793,000

Liabilities from discontinued operations	—	69,130,000

Other long-term liabilities	42,948,000	43,311,000

Deferred income taxes	—	44,283,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	281,401,000	281,119,000

Stockholders’ equity
Preferred stock of $1.00 par value	—	—
Common stock of $.025 par value	2,326,000	2,315,000
Capital in excess of par value	1,750,693,000	1,747,425,000
Accumulated deficit	(832,669,000)	(422,357,000)
Deferred compensation	(2,980,000)	—
Accumulated other comprehensive income (loss)	20,824,000	34,667,000

Total stockholders’ equity	938,194,000	1,362,050,000

Total liabilities and stockholders’ equity	$4,084,382,000	$4,682,771,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
Revenue:
Theme park admissions	$21,082,000	$21,135,000
Theme park food, merchandise and other	23,731,000	22,727,000
Total revenue	44,813,000	43,862,000

Operating costs and expenses:
Operating expenses	83,193,000	77,674,000
Selling, general and administrative	37,643,000	34,394,000
Noncash compensation (primarily selling, general and administrative)	161,000	25,000
Costs of products sold	4,068,000	3,634,000
Depreciation	36,656,000	35,223,000
Amortization	326,000	263,000
Total operating costs and expenses	162,047,000	151,213,000

Loss from operations	(117,234,000)	(107,351,000)

Other income (expense):
Interest expense	(52,208,000)	(54,612,000)
Interest income	301,000	293,000
Minority interest in loss	7,354,000	7,474,000
Early repurchase of debt	(25,177,000)	—
Other income (expense)	(2,945,000)	(46,000)
Total other income (expense)	(72,675,000)	(46,891,000)

Loss before income taxes	(189,909,000)	(154,242,000)

Income tax benefit	69,994,000	57,283,000

Loss before discontinued operations	(119,915,000)	(96,959,000)

Discontinued operations, net of tax benefit of $55,759,000 in 2004 and $14,073,000 in 2003	(284,904,000)	(13,146,000)

Net loss	$(404,819,000)	$(110,105,000)

Net loss applicable to common stock	$(410,312,000)	$(115,598,000)
Weighted average number of common shares outstanding - basic and diluted:	93,018,000	92,617,000
Net loss per average common share outstanding - basic and diluted:
Loss before discontinued operations	$(1.35)	$(1.11)
Discontinued operations, net of tax benefit	(3.06)	(0.14)
Net loss	$(4.41)	$(1.25)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003

Net loss	$(404,819,000)	$(110,105,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,580,000)	13,374,000
Net change in fair value of derivative instruments	(3,048,000)	(2,503,000)
Reclassifications of amounts taken to operations	1,788,000	3,160,000

Comprehensive loss	$(418,659,000)	$(96,074,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
Cash flow from operating activities:
Net loss	$(404,819,000)	$(110,105,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,982,000	35,486,000
Minority interest in loss	(7,354,000)	(7,474,000)
Partnership and joint venture distributions	(2,463,000)	(3,426,000)
Noncash compensation	161,000	25,000
Interest accretion on notes payable	134,000	9,712,000
Early repurchase of debt	25,177,000	—
Loss on discontinued operations	281,383,000	3,992,000
Amortization of debt issuance costs	2,113,000	2,125,000
Loss on disposal of fixed assets	2,937,000	—
(Increase) decrease in accounts receivable	2,821,000	(1,503,000)
Increase in inventories, prepaid expenses and other current assets	(10,711,000)	(6,878,000)
Decrease in deposits and other assets	2,388,000	2,599,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	39,557,000	30,062,000
Decrease in accrued interest payable	(1,787,000)	(9,837,000)
Deferred income tax benefit	(70,637,000)	(58,482,000)

Total adjustments	300,701,000	(3,599,000)

Net cash used in operating activities	(104,118,000)	(113,704,000)

Cash flow from investing activities:
Additions to property and equipment	(22,083,000)	(41,414,000)
Purchase of identifiable intangible assets	(500,000)	—
Capital expenditures of discontinued operations	(2,070,000)	(1,776,000)
Purchase of restricted-use investments	—	(342,000)
Maturities of restricted-use investments	317,913,000	—
Proceeds from sale of assets	1,562,000	—

Net cash provided by (used in) investing activities	294,822,000	(43,532,000)

Cash flow from financing activities:
Repayment of long-term debt	(443,614,000)	(1,893,000)
Proceeds from borrowings	263,500,000	162,350,000
Payment of cash dividends	(5,211,000)	(5,211,000)
Payment of debt issuance costs	(2,052,000)	—

Net cash provided by (used in) financing activities	(187,377,000)	155,246,000

Effect of exchange rate changes on cash	(59,000)	(27,000)

Increase (decrease) in cash and cash equivalents	3,268,000	(2,017,000)

Cash and cash equivalents at beginning of year	98,189,000	31,307,000

Cash and cash equivalents at end of period	$101,457,000	$29,290,000

Supplemental cashflow information:

Cash paid for interest	$51,747,000	$52,612,000
Cash paid for income taxes	$657,000	$—

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             General — Basis of Presentation

We own and operate regional theme and water parks.  As used in this Report, unless the context requires otherwise, the terms “we,” “our” or “Six Flags” refer to Six Flags, Inc. and its consolidated subsidiaries.  As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

As of March 31, 2004, we owned or operated 39 parks, including 29 domestic parks, one park in Mexico, one in Canada and eight parks in Europe.  In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 reflect the assets, liabilities and results of the sold facilities as discontinued operations.  See Note 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes.  Our annual report on Form 10-K for the year ended December 31, 2003 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring, except for those related to the adoption of new accounting principles) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2004 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

Basis of Presentation

The consolidated financial statements include our accounts, our majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Marine World as we have determined that we have the most significant economic interest as we receive a majority of these entity’s expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest.  The portion of earnings or loss from these parks owned by non-affiliated parties in these entities is reflected as minority interest in the accompanying consolidated statements of operations and in the consolidated statements of cash flows. The 2003 consolidated financial statements have been reclassified to consolidate these entities in order to enhance the comparability to the 2004 presentation.

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

Derivative Instruments

In February 2000, we entered into three interest rate swap agreements that effectively convert our $600,000,000 term loan component of the Credit Facility (see Note 4(b)) into a fixed rate obligation.  The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2005 to June 2005.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Our interest rate swap arrangements were designed to “lock-in” the LIBOR component at rates, after a February 2001 amendment and prior to a subsequent March 6, 2003 amendment, ranging from 5.13% to 6.07% (with an average of 5.46%) and after March 6, 2003, 2.065% to 3.50% (with an average of 3.01%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation.

During the first quarters of 2004 and 2003, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first quarters of 2004 and 2003, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in “Accumulated other comprehensive income (loss)” (“AOCL”).  These amounts are reclassified to interest expense when the forecasted transaction takes place.

From February 2001 through March 2004, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

As of March 31, 2004, approximately $7,213,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations are the periodic payments that are required to be made on outstanding borrowings.  The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 14 months.

Loss Per Share

The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2004 and 2003 does not include the effect of potential common shares issuable upon the exercise of employee stock options of 33,000 in 2004 and 7,000 in 2003 or the impact in either period of the potential conversion of our outstanding convertible preferred stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.

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

No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements.  Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net loss applicable to common stock would have been increased to the pro forma amounts below:

	Three months ended March 31,
	2004	2003
Net loss applicable to common stock:
As reported	$(410,312,000)	$(115,598,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(476,000)	(3,213,000)
Pro forma	$(410,788,000)	$(118,811,000)
Net loss per weighted average common share outstanding — basic and diluted:
As reported	$(4.41)	$(1.25)
Pro forma	$(4.42)	$(1.28)

2.             Preferred Stock

In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000.  We used the net proceeds of the offering to fund our acquisition in that year of the former Sea World of Ohio, to repay borrowings under the working capital revolving credit portion of our senior credit facility (see Note 4(b)) and for working capital.  Each PIERS represents one one-hundredth of a share of our 7¼% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock).  The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7¼% per annum (approximately $20,844,000 per annum).

Prior to August 15, 2009, each of the PIERS is convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject to adjustment in certain circumstances (the “Conversion Price”). At any time on or after February 15, 2004 and at the then applicable conversion rate, we may cause the PIERS, in whole or in part, to be automatically converted if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of our common stock exceeds 120% of the then prevailing Conversion Price. On August 15, 2009, the PIERS are mandatorily redeemable in cash equal to 100% of the liquidation preference (initially $25.00 per PIERS), plus any accrued and unpaid dividends.

3.                                      Disposition of Theme Parks

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that directly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions will primarily be used to pay down debt and to fund investments in our remaining parks, including the exercise of our option to purchase the minority interest in Six Flags Marine World.  See Note 6.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the parks being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets held for sale” and “Liabilities from discontinued operations,” respectively, on the December 31, 2003 and March 31, 2004 consolidated balance sheets and consist of the following:

	March 31, 2004	December 31, 2003

Current assets	$31,325	$39,908
Property, plant and equipment, net	329,230	658,974
Other assets	118,097	71,807

Total assets held for sale	$478,652	$770,689

Current liabilities	$52,448	$42,710
Long term debt	11,635	11,998
Deferred tax liabilities	4,525	14,422

Total liabilities from discontinued operations	$68,608	$69,130

The net loss from discontinued operations was classified on the consolidated statement of operations for the three months ended March 31, 2004 and 2003 as “Loss from discontinued operations.” Summarized results of discontinued operations are as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Operating revenue	$3,286	$2,574
Accrued loss on sale of discontinued operations	(306,831)	—
Loss from discontinued operations before income taxes	(33,832)	(27,219)
Income tax benefit	55,759	14,073
Net results of discontinued operations	$(284,904)	$(13,146)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

4.             Long-Term Indebtedness

(a)           On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity ($391,451,000 carrying value as of December 31, 2002) of 10% Senior Discount Notes due 2008 (the Senior Discount Notes).  In December 2002, we repurchased $9,000,000 principal amount of Senior Discount Notes.  On April 9, 2003, we commenced a tender offer for all $401,000,000 outstanding Senior Discount Notes.  On April 16, and May 8, 2003, we purchased an aggregate of $397,405,000 principal amount of Senior Discount Notes (99.1% of outstanding) pursuant to the tender offer.  The balance of the Senior Discount Notes were redeemed on May 16, 2003.  The tender offer price was funded by a portion of the proceeds of an offering by Holdings in April 2003 of $430,000,000 principal amount of 9¾% Senior Notes due 2013.  See Note 4(f).  The redemption price was funded by the balance of such proceeds, together with cash on hand.  A gross loss of $27,592,000 due to the early purchase and redemption of the Senior Discount Notes, together with a related $10,484,000 tax benefit, was recognized in the second quarter of 2003.

(b)           On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into a senior credit facility (the Credit Facility), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 16, 2004 and March 26, 2004.  The Credit Facility includes a $300,000,000 five-year revolving credit facility ($125,000,000 and $170,000,000 of which was outstanding at March 31, 2004 and 2003, respectively), a $100,000,000 multicurrency reducing revolver facility (of which none was outstanding at March 31, 2004 or 2003) and a $730,000,000 six-year term loan (all of which was outstanding at March 31, 2004 and $600,000,000 of which was outstanding at March 31, 2003).  Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At March 31, 2004, the weighted average interest rate for borrowings under the US Revolver and the term loan was 5.18% and 2.85%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to August 1, 2008 and December 31, 2008, respectively, if prior to such dates (i) we do not repay or refinance our 9 ½% senior notes due 2009 (see 4(d)), or (ii) our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.  See Note 1 regarding interest rate hedging activities with respect to the term loan component of the Credit Facility.

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

On January 16, 2004, we completed a $130,000,000 increase of the term loan portion of the Credit Facility and used all of the proceeds of the additional loan to redeem the remaining balance of our 9 ¾% Senior Notes due 2007 then outstanding.  See 4(c) below.  In March 2004, we amended the term loan in order to permit the sales of the discontinued operations.

In April 2004, we repaid $75,000,000 of the term loan from a portion of the proceeds of the sale of the discontinued operations.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens;

repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to March 31, 2004) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(c)           On June 30, 1999, Holdings issued $430,000,000 principal amount of 9¾% Senior Notes due 2007 (the 2007 Senior Notes). In December 2002, we had repurchased $7,000,000 principal amount of the 2007 Senior Notes.  In January 2004, we redeemed the 2007 Senior Notes in full from the proceeds of the December 2003 issuance of our 9 5/8% Senior Notes due 2014 (see 4(g) below) and the proceeds of the $130.0 million increase in our term loan (see 4(b) above).  A gross loss of $25,177,000 due to the redemption of the 2007 Senior Notes, together with a related $9,567,000 tax benefit, was recognized in the first quarter of 2004.

(d)           On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes). In April 2004, we repurchased $7,000,000 principal amount of the 2009 Senior Notes.  The 2009 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2009 Senior Notes require annual interest payments of approximately $34,960,000 (9½% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009.  The 2009 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity.  The indenture under which the 2009 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2009 Senior Notes were used to repurchase senior notes of Six Flags Operations and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 4(b)).

The indenture under which the 2009 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(e)           On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes).  In April and May 2004, we repurchased $12,000,000 principal amount of the 2010 Senior Notes.  The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $41,535,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

(f)            On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the 2013 Senior Notes).  In April and May 2004, we repurchased $4,000,000 principal amount of the 2013 Senior Notes. The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013 Senior Notes require annual interest payments of approximately $41,535,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of the Senior Discount Notes (see Note 4(a)).

(g)           On December 5, 2003, Holdings issued $325,000,000 principal amount of 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). In April and May 2004, we repurchased $6,350,000 principal amount of the 2014 Senior Notes.  The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2014 Senior Notes require annual interest payments of approximately $30,670,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2014 Senior Notes were used to redeem a portion of the 2007 Senior Notes (see Note 4(c)).

5.              Commitments and Contingencies

On April 1, 1998 we acquired all of the capital stock of SFEC for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own the two Partnership Parks, Six Flags Over Texas and Six Flags Over Georgia.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $53,200,000 (as of 2004 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On March 31, 2004, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in 2004. The maximum unit purchase obligations for 2004 at both parks will aggregate approximately $215.5 million.

We are the defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, AMENDAREZ V. SIX FLAGS THEME PARKS, INC., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our parks in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. On March 29, 2004, the parties executed a Settlement Agreement, which was preliminarily approved by the Court on April 21, 2004.  Under the terms of the settlement, we are to pay $5,625,000 into a settlement fund, provide 7,000 free tickets to the Valencia park, and accept certain injunctive relief, in exchange for a complete, class-wide release of all claims within the scope of the master complaint.  After a period in which putative class members may opt out of the settlement or object to its terms, a final approval hearing is scheduled to be held on August 5, 2004.  If the settlement receives final approval, it is to become effective when the time for an appeal has expired or any appeals filed have been finally adjudicated.  If the settlement is not finally approved and fully implemented, in the absence of a negotiated solution, the litigation is expected to resume. If the litigation resumes, we intend to continue vigorously defending the case.  We cannot predict the outcome; however, we do not believe it will have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We have established a liability of approximately $3.2 million in respect of this matter and have received a payment of $1.5 million from one of the two applicable insurance companies.  We have commenced legal action against the other insurer.

On May 2, 2004, a fatality occurred on a roller coaster at Six Flags New England.  The park is covered by our multi-layered general liability insurance coverage of up to $100.0 million per occurrence, with a $2.5 million self-insurance retention.  Although we have not concluded our investigation into this incident, at this time we do not believe that the impact of this incident, including any resulting lawsuit, will have a material adverse effect on our consolidated financial position, operations or liquidity.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 — November 15, 2003).  For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.

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

6.              Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $1,371,000 and $1,406,000, respectively, for the quarters ended March 31, 2004 and 2003.

In April 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues.  In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options).  We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site.  We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.  We also have an option through February 2007 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of Marine World’s cash flow).  We have delivered notice of our intent to exercise the option during the second quarter of 2004.

See note 5 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).

7.             Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision making.  The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization (“EBITDA”).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  As such, we have only one reportable segment - operation of theme parks.  The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss before income taxes.  Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Theme park revenue	$44,813	$43,862
Theme park cash expenses	(119,132)	(109,688)
Aggregate park EBITDA	(74,319)	(65,826)
Minority interest in earnings - EBITDA	5,983	6,068
Corporate expenses	(5,772)	(6,014)
Non-cash compensation	(161)	(25)
Other income (expenses)	(28,122)	(46)
Minority interest in earnings - depreciation and other expense	1,371	1,406
Depreciation and amortization	(36,982)	(35,486)
Interest expense	(52,208)	(54,612)
Interest income	301	293
Loss before income taxes	$(189,909)	$(154,242)

After giving effect to the discontinued operations, all of our parks are located in the United States except one park located in Mexico and one located in Canada. The assets and operations of the park in Madrid, which we manage, are not included in these tables.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first quarter of 2004 and 2003.

	(In thousands)
2004	Domestic	International	Total
Long-lived assets	$3,186,486	$124,384	$3,310,870
Revenue	37,517	7,296	44,813

	(In thousands)
2003	Domestic	International	Total
Long-lived assets	$3,250,938	$125,312	$3,376,250
Revenue	36,487	7,375	43,862

Long-lived assets include property and equipment and intangible assets.

8.                                      Pension Benefits

As part of the acquisitions of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the Plan).  The Plan covered substantially all of SFTP’s employees.  During 1999 the Plan was amended to cover substantially all of our domestic full-time employees.  The Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  Plan assets are invested primarily in common stock and mutual funds.  The Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

In December 2003, FASB Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit,” was issued.  Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original Statement 132.  It also requires additional annual and quarterly disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003.  The following disclosures incorporate the requirements of Statement 132 (revised).

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2004	2003
Service cost	$1,308	$1,182
Interest cost	2,076	1,923
Expected return on plan assets	(1,987)	(1,715)
Amortization of prior service cost	75	75
Recognized net actuarial loss	663	815
Net periodic benefit cost	$2,135	$2,280

Employer Contributions

We previously disclosed in our consolidated financial statements as of and for the year ended December 31, 2003, that we expected to contribute $6,897,000 to the Plan in 2004. In April 2004 the Pension Funding Equity Act was signed into law. This legislation reduced the amount of contributions required to be made to the Plan in fiscal year 2004 by $3,749,000. The Company now anticipates that it will contribute $3,148,000 for fiscal year 2004.  No pension contributions were made during the quarter ended March 31, 2004.

Item 2 — Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three-month period ended March 31, 2004 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

We adopted FIN 46 during the fourth quarter of 2003.  As a result, the results of Six Flags Over Georgia, Six Flags Over Texas, Six Flags Marine World and Six Flags White Water Atlanta, which were previously accounted for by the equity method, are now consolidated.  Those financial statements and this discussion and analysis reflect our retroactive reclassification of our prior year results upon the 2003 adoption of FIN 46 to enable meaningful year-to-year comparisons.

As of March 31, 2004, we owned or operated 39 parks, including 29 domestic parks, one park in Mexico, one in Canada and eight parks in Europe.  In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 reflect the assets, liabilities and results of the sold facilities as discontinued operations.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 55.0% of revenues in 2003) and the sale of food, merchandise, games and attractions inside our parks.  Although revenues in the first quarter of 2004 increased 2.2% over the comparable period of 2003, revenues for the first quarter of any year are not meaningful since most of our parks are not in operation during the first quarter.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

We are making approximately $75 million of capital expenditures for the 2004 season.  In addition to additions of rides and attractions at parks, we plan to make improvements systemwide designed to enhance guest services generally.  We have also retained a new advertising agency and have introduced new marketing and advertising campaigns for our 2004 season.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) discussed our most critical accounting policies.  There have been no material developments with respect to any critical accounting policies discussed in the 2003 Form 10-K since December 31, 2003.

Summary of Operations

Summary data for the three months ended March 31 were as follows (in thousands, except per capita revenue):

	2004	2003	Percentage Changes 2004 v. 2003
Total revenue	$44,813	$43,862	2.2%
Operating expenses	83,193	77,674	7.1
Selling, general and administrative	37,643	34,394	9.4
Noncash compensation	161	25	544.0
Costs of products sold	4,068	3,634	11.9
Depreciation and amortization	36,982	35,486	4.2
Loss from operations	(117,234)	(107,351)	9.2
Interest expense, net	(51,907)	(54,319)	(4.4)
Minority interest	7,354	7,474	(1.6)
Early repurchase of debt	(25,177)	—	—
Other expense	(2,945)	(46)	6,302.2
Loss before income taxes	(189,909)	(154,242)	23.1
Income tax benefit	69,994	57,283	22.1
Loss before discontinued operations	$(119,915)	$(96,959)	23.7%
Other Data:
Attendance	1,314	1,376	(4.5)
Per capita revenue	$34.10	$31.88	7.0

Three months ended March 31, 2004 vs. three months ended March 31, 2003

Revenue in the first quarter of 2004 totaled $44.8 million compared to $43.9 million for the first quarter of 2003.  The increase in the 2004 period results primarily from an increase in per capita revenues.

Operating expenses for the first quarter of 2004 increased $5.5 million compared to expenses for the first quarter of 2003.  Most of the increase reflects anticipated increases in salary and wage expense and repair and maintenance expenditures as part of the implementation of our plan to enhance guest services generally.

Selling, general and administrative expenses for the first quarter of 2004 increased $3.2 million compared to comparable expenses for the first quarter of 2003.  The increase primarily relates to increased advertising expense in the period resulting from the initiation of the Company’s national advertising campaign.

The increase in the 2004 quarter in noncash compensation reflects the grant in that quarter of 425,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to new employment agreements.

Costs of products sold in the 2004 period increased $0.4 million compared to costs for the first quarter of 2003, reflecting the higher theme park food, merchandise and other revenue in the 2004 period and to a lesser degree increased freight costs.  As a percentage of theme park food, merchandise and other revenue, cost of sales increased to 17.1% in the 2004 quarter compared to 16.0% in the prior year period.

Depreciation and amortization expense for the first quarter of 2004 increased $1.5 million compared to the first quarter of 2003.  The increase compared to the 2003 level was attributable to our on-going capital program.  Interest expense, net decreased $2.4 million compared to the first quarter of 2003, reflecting primarily lower cost of funds.

Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.

The expense in the first quarter of 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes.  See Note 4(c) to Notes to Consolidated Financial Statements.  We refinance our public debt primarily to extend maturities.

Income tax benefit was $70.0 million for the first quarter of 2004 compared to a $57.3 million benefit for the first quarter of 2003.  The effective tax rate for the first quarter of 2004 and 2003 was 36.9% and 37.1%, respectively.

Results of Discontinued Operations

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that indirectly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one half year note from the buyer and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions will primarily be used to pay down debt and to make investments in our remaining parks, including the exercise of our option to purchase the minority interest in Six Flags Marine World.  See Notes 3 and 6 to Notes to Consolidated Financial Statements.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the parks being sold as discontinued operations.

Following are components of the net results of discontinued operations for the quarters ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Accrued loss on sale of discontinued operations	$(306,831)	$—
Loss from discontinued operations before income taxes	(33,832)	(27,219)
Income tax benefit	55,759	14,073
Net results of discontinued operations	$(284,904)	$(13,146)

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2003, nor do we expect to pay dividends in 2004.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See “Business - Risk Factors,” contained in the 2003 Form 10-K.  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and to seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.

At March 31, 2004, our total debt aggregated $2,515.3 million, of which approximately $154.4 million was scheduled to mature prior to March 31, 2005.  Of the current portion of long-term debt, $125 million represents borrowings under the working capital revolving credit component of our credit facility and $13.5 million consists of working capital borrowings under separate facilities of the Partnership Parks.  After giving effect to debt reductions in April and May 2004 from a portion of the proceeds from the sale of the discontinued operations, total debt at March 31, 2004 would have been $2,398.8 million.  Based on interest rates at March 31, 2004 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2004 on this debt will aggregate approximately $187.8 million.  In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of common stock.  We plan on spending approximately $75 million on capital expenditures for the 2004 season.  At March 31, 2004, we had approximately $101.5 million of cash and $252.6 million available under our credit facility.

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

During the quarter ended March 31, 2004, net cash used in operating activities was $104.1 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash provided by investing activities in the first quarter of 2004 was $294.8 million, consisting primarily of maturities of restricted use investments (representing the net proceeds from our December 2003 offering of the 2014 Senior Notes, which had been held in escrow to fund a portion of the redemption in January 2004 of the 2007 Senior Notes).  Net cash used in financing activities in the fourth quarter of 2004 was $187.4 million, representing primarily $255.0 million in borrowings under the credit facility, offset by the redemption of $422.5 million of public debt, payment of preferred stock dividends and payment of debt issuance costs.

Long-term debt and preferred stock

Our debt at March 31, 2004 included $1,607.2 million of fixed-rate senior notes, with staggered maturities ranging from 2009 to 2014, $855.0 million under our credit facility and $53.1 million of other indebtedness, including $35.0 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our credit facility includes a $730.0 million term loan (all of which was outstanding at March 31, 2004); a $100.0 million multicurrency reducing revolver facility (none of which was outstanding at March 31, 2004) and a $300.0 million working capital revolver ($125.0 million of which was outstanding at that date).  The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the credit facility, the maturity of the term loan will be shortened to August 1, 2008 and December 31, 2008, respectively, if prior to such dates (i) we do not repay or refinance our $375.0 million 9 ½% senior notes due 2009 or (ii) our outstanding preferred stock is not converted or redeemed.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

Since March 31, 2004, we have prepaid $75.0 million of the term loan from proceeds of the sales of the discontinued operations and prepaid or retired an additional $53.1 million of other debt.  We also expect to use additional proceeds from the sales to retire public debt.

Partnership Park Obligations

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

We plan to make approximately $9.9 million of capital expenditures at these parks for the 2004 season, an amount in excess of the minimum required expenditure.  We were not required to purchase any units in the 2004 offer to purchase.   Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2005 is an aggregate of approximately $215.5 million, representing approximately 40.0% of the outstanding units of the Georgia park and 31.1% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $57.4 million of aggregate EBITDA during 2003.  At March 31, 2004, we had total loans outstanding of $111.8 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Other obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005.  After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters.

Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2004 and beyond will be made on a discretionary basis.  We plan on spending approximately $75 million on capital expenditures for the 2004 season.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2003 Form 10-K is incorporated herein by reference.  Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk.  As of March 31, 2004, there have been no material changes in our market risk exposure from that disclosed in the 2003 Form 10-K.

Item 4.      Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 -3 and 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 2.1	Asset Purchase Agreement dated as of April 8, 2004 between Registrant and Cedar Fair LLP (Exhibits and Schedules intentionally omitted)
Exhibit 2.2

Share Purchase Agreement dated as of April 8, 2004 between Registrant, Premier International Holdings Inc., Walibi Holding LLC and Star Parks Belgium Holdco SA (Certain Schedules intentionally omitted)

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

Current Report on 8-K, dated March 4, 2004.
Current Report on 8-K, dated March 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC.
(Registrant)

/s/ Kieran E. Burke
Kieran E. Burke
Chairman and Chief Executive Officer

/s/ James F. Dannhauser
James F. Dannhauser
Chief Financial Officer

Date: May 10, 2004