Form 10-Q
period 2004-06-30
SIX FLAGS INC
filed 2004-08-09
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number: 1-13703

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

At July 26, 2004, Six Flags, Inc. had outstanding 93,041,528 shares of Common Stock, par value $.025 per share.

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

•                  General economic conditions (including consumer preferences); and

•                  Impact of pending, threatened or future legal proceedings.

A more complete discussion of these and other applicable risks is contained under the caption “Business – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.  See “Available Information” below.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$149,341,000	$98,189,000
Accounts receivable	57,285,000	27,836,000
Inventories	41,626,000	23,694,000
Prepaid expenses and other current assets	30,469,000	31,093,000
Restricted-use investment securities	—	317,913,000

Total current assets	278,721,000	498,725,000

Other assets:
Debt issuance costs	45,797,000	55,062,000
Deposits and other assets	37,858,000	28,104,000
Deferred income taxes	89,467,000	—

Total other assets	173,122,000	83,166,000

Property and equipment, at cost	2,839,316,000	2,808,079,000
Less accumulated depreciation	781,995,000	718,059,000

Total property and equipment	2,057,321,000	2,090,020,000

Assets held for sale	—	770,689,000

Intangible assets, net of accumulated amortization	1,239,454,000	1,240,171,000

Total assets	$3,748,618,000	$4,682,771,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
Liabilities & Stockholders’ Equity

Current liabilities:
Accounts payable	$72,577,000	$28,754,000
Accrued liabilities	93,853,000	60,639,000
Accrued interest payable	43,264,000	47,846,000
Deferred income	67,369,000	6,441,000
Debt called for prepayment	—	301,200,000
Current portion of long-term debt	49,540,000	19,011,000

Total current liabilities	326,603,000	463,891,000

Long-term debt	2,147,730,000	2,354,194,000

Minority interest	78,212,000	64,793,000

Liabilities from discontinued operations	—	69,130,000

Other long-term liabilities	36,482,000	43,311,000

Deferred income taxes	—	44,283,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	281,682,000	281,119,000

Stockholders’ equity:
Preferred stock of $1.00 par value	—	—
Common stock of $.025 par value	2,326,000	2,315,000
Capital in excess of par value	1,750,716,000	1,747,425,000
Accumulated deficit	(844,985,000)	(422,357,000)
Deferred compensation	(2,980,000)	—
Accumulated other comprehensive income (loss)	(27,168,000)	34,667,000

Total stockholders’ equity	877,909,000	1,362,050,000

Total liabilities & stockholders’ equity	$3,748,618,000	$4,682,771,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
Revenue:
Theme park admissions	$192,244,000	$198,726,000
Theme park food, merchandise and other	164,167,000	162,646,000
Total revenue	356,411,000	361,372,000

Operating costs and expenses:
Operating expenses	137,500,000	129,887,000
Selling, general and administrative	76,375,000	87,987,000
Noncash compensation (primarily selling, general and administrative)	161,000	26,000
Costs of products sold	31,772,000	29,899,000
Depreciation	36,496,000	35,301,000
Amortization	327,000	263,000
Total operating costs and expenses	282,631,000	283,363,000
Income from operations	73,780,000	78,009,000
Other income (expense):
Interest expense	(49,577,000)	(53,590,000)
Interest income	461,000	260,000
Minority interest in earnings	(23,236,000)	(20,875,000)
Early repurchase of debt	(6,195,000)	(27,592,000)
Other income (expense)	(1,626,000)	(300,000)
Total other income (expense)	(80,173,000)	(102,097,000)
Loss from continuing operations before income taxes	(6,393,000)	(24,088,000)
Income tax benefit	2,224,000	8,258,000
Loss from continuing operations	(4,169,000)	(15,830,000)
Discontinued operations, inclusive of tax benefit of $1,628,000 in 2004 and $1,995,000 in 2003	(2,657,000)	3,561,000
Net loss	$(6,826,000)	$(12,269,000)
Net loss applicable to common stock	$(12,318,000)	$(17,761,000)
Weighted average number of common shares outstanding – basic and diluted:	93,042,000	92,617,000

Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(0.10)	$(0.23)
Discontinued operations, inclusive of tax benefit	(0.03)	0.04
Net loss	$(0.13)	$(0.19)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
Revenue:
Theme park admissions	$213,326,000	$219,861,000
Theme park food, merchandise and other	187,898,000	185,373,000
Total revenue	401,224,000	405,234,000

Operating costs and expenses:
Operating expenses	220,693,000	207,561,000
Selling, general and administrative	114,018,000	122,381,000
Noncash compensation (primarily selling, general and administrative)	322,000	51,000
Costs of products sold	35,840,000	33,533,000
Depreciation	73,152,000	70,524,000
Amortization	653,000	526,000
Total operating costs and expenses	444,678,000	434,576,000
Loss from operations	(43,454,000)	(29,342,000)
Other income (expense):
Interest expense	(101,785,000)	(108,202,000)
Interest income	762,000	553,000
Minority interest in earnings	(15,882,000)	(13,401,000)
Early repurchase of debt	(31,372,000)	(27,592,000)
Other income (expense)	(4,571,000)	(346,000)
Total other income (expense)	(152,848,000)	(148,988,000)
Loss from continuing operations before income taxes	(196,302,000)	(178,330,000)
Income tax benefit	72,218,000	65,541,000
Loss from continuing operations	(124,084,000)	(112,789,000)
Discontinued operations, inclusive of tax benefit of $57,387,000 in 2004 and $16,068,000 in 2003	(287,561,000)	(9,585,000)
Net loss	$(411,645,000)	$(122,374,000)
Net loss applicable to common stock	$(422,630,000)	$(133,359,000)
Weighted average number of common shares outstanding – basic and diluted	93,030,000	92,617,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(1.45)	$(1.34)
Discontinued operations, inclusive of tax benefit	(3.09)	(0.10)
Net loss	$(4.54)	$(1.44)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net loss	$(6,826,000)	$(12,269,000)	$(411,645,000)	$(122,374,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,993,000)	29,073,000	(21,573,000)	42,447,000
Net change in fair value of derivative instruments	2,612,000	(3,022,000)	(436,000)	(5,525,000)
Reclassifications of amounts taken to operations	(41,614,000)	1,600,000	(39,826,000)	4,760,000

Comprehensive income (loss)	$(54,821,000)	$15,382,000	$(473,480,000)	$(80,692,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
Cash flow from operating activities:
Net loss	$(411,645,000)	$(122,374,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,805,000	71,050,000
Minority interest in earnings	15,882,000	13,401,000
Partnership and joint venture distributions	(2,463,000)	(3,582,000)
Noncash compensation	322,000	51,000
Interest accretion on notes payable	285,000	9,878,000
Early repurchase of debt	31,372,000	27,592,000
Loss on discontinued operations	256,545,000	11,927,000
Amortization of debt issuance costs	4,138,000	4,169,000
Loss on disposal of fixed assets	4,561,000	114,000
Increase in accounts receivable	(29,449,000)	(48,821,000)
Increase in inventories and prepaid expenses and other current assets	(17,308,000)	(7,435,000)
(Increase) decrease in deposits and other assets	2,346,000	4,886,000
Increase in accounts payable, accrued liabilities, deferred income and other long-term liabilities	136,871,000	132,693,000
Increase (decrease) in accrued interest payable	(4,582,000)	8,046,000
Deferred income tax benefit	(75,430,000)	(69,223,000)
Total adjustments	396,895,000	154,746,000
Net cash provided by (used in) operating activities	(14,750,000)	32,372,000
Cash flow from investing activities:
Additions to property and equipment	(62,063,000)	(85,473,000)
Purchase of identifiable intangible assets	(500,000)	—
Capital expenditures of discontinued operations	(2,169,000)	(10,892,000)
Acquisition of partnership interests	—	(5,764,000)
Purchase of restricted-use investments	—	(342,000)
Maturities of restricted-use investments	317,913,000	75,111,000
Proceeds from sale of discontinued operations	314,456,000	—
Proceeds from sale of assets	12,856,000	—
Net cash provided by (used in) investing activities	580,493,000	(27,360,000)
Cash flow from financing activities:
Repayment of long-term debt	(895,283,000)	(520,960,000)
Proceeds from borrowings	394,000,000	652,800,000
Payment of cash dividends	(10,422,000)	(10,422,000)
Payment of debt issuance costs	(2,359,000)	(9,049,000)
Net cash provided by (used in) financing activities	(514,064,000)	112,369,000
Effect of exchange rate changes on cash	(527,000)	176,000
Increase in cash and cash equivalents	51,152,000	117,557,000
Cash and cash equivalents at beginning of period	98,189,000	31,307,000
Cash and cash equivalents at end of period	$149,341,000	$148,864,000
Supplemental cash flow information:
Cash paid for interest	$101,965,000	$86,108,000
Cash paid for income taxes	$2,357,000	$1,532,000

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

As of June 30, 2004, we owned or operated 31 parks, including 28 domestic parks, one park in Mexico, one in Canada and one park that we manage in Europe.  In April 2004 we sold in two separate transactions our seven wholly-owned parks in Europe and Six Flags Worlds of Adventure in Ohio.  The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 reflect the results of the sold facilities for the periods prior to April 8, 2004 as discontinued operations.  See Note 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes.  Our annual report on Form 10-K for the year ended December 31, 2003 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring), which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three- and six-month periods ended June 30, 2004 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

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

Derivative Instruments

In February 2000, we entered into three interest rate swap agreements that effectively convert $600,000,000 of the term loan component of the Credit Facility (see Note 4(b)) into a fixed rate obligation.  The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2005 to June 2005.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Our interest rate swap arrangements were designed to “lock-in” the LIBOR component at rates, after a February 2001 amendment and prior to a subsequent March 6, 2003 amendment, ranging from 5.13% to 6.07% (with an average of 5.46%) and after March 6, 2003, 2.065% to 3.50% (with an average of 3.01%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

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

During the first six months of 2004 and 2003, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first six months of 2004 and 2003, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

From February 2001 through June 2004, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

As of June 30, 2004, approximately $3,552,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations are the periodic payments that are required to be made on outstanding borrowings.  The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 11 months.

Loss Per Share

The weighted average number of shares of Common Stock used in the calculations of diluted loss per share does not include the effect of potential common shares issuable upon the exercise of employee stock options of (i) 7,000 and 17,000, respectively, for the three - and six-month periods ended June 30, 2004 and (ii) 25,000 for the three- and six-month periods ended June 30, 2003 or the impact in any period of the potential conversion of our outstanding convertible preferred stock as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  See “Stock Compensation” below for additional information concerning the number of stock options outstanding.

Stock Compensation

We apply the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for our stock option plan.  Under this method, compensation expense for unconditional employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for exercise is achieved exceeds the stock option exercise price, is recognized over the service period.  For stock options issued to nonemployees, we recognize compensation expense at the time of issuance based upon the fair value of the options issued.  At June 30, 2004, there were 6,909,000 stock options outstanding, of which 2,761,000 options had an exercise price of $17.50 per share and 2,880,000 options had an exercise price of $25.00 per share.  At June 30, 2003, there were 7,445,010 stock options outstanding, of which 2,906,600 options had an exercise price of $17.50 per share and 3,078,000 options had an exercise price of $25.00 per share.

No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements.  Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net loss applicable to common stock would have been increased to the pro forma amounts below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net loss applicable to common stock:
As reported	$(12,318)	$(17,761)	$(422,630)	$(133,359)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(476)	(3,213)	(952)	(6,426)
Pro forma	$(12,794)	$(20,974)	$(423,582)	$(139,785)
Net loss per weighted average common share outstanding –basic and diluted:
As reported	$(0.13)	$(0.19)	$(4.54)	$(1.44)
Pro forma	$(0.14)	$(0.23)	$(4.55)	$(1.51)

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

3.                                      Disposition of Theme Parks

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that directly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions will primarily be used to pay down debt and to fund investments in our remaining parks.  Through June 30, 2004, approximately $211,522,000 principal amount of debt had been repaid with such proceeds.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the parks sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets held for sale” and “Liabilities from discontinued operations” on the December 31, 2003 consolidated balance sheets and consist of the following:

December 31, 2003
(In thousands)
Current assets	$39,908
Property, plant and equipment, net	658,974
Other assets	71,807

Total assets held for sale	$770,689

Current liabilities	$42,710
Long term debt	11,998
Deferred tax liabilities	14,422

Total liabilities from discontinued operations	$69,130

The net income (loss) from discontinued operations was classified on the consolidated statement of operations for the three- and six-month periods ended June 30, 2004 and 2003 as “Discontinued operations, inclusive of tax.” Summarized results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Operating revenue	$—	$60,439	$3,286	$63,013
Loss on sale of discontinued operations	$(3,450)	$—	$(310,281)	$—
Income (loss) from discontinued operations before income taxes	(835)	1,566	(34,667)	(25,653)
Income tax benefit	1,628	1,995	57,387	16,068
Net results of discontinued operations	$(2,657)	$3,561	$(287,561)	$(9,585)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

4.                                      Long-Term Indebtedness

(a)                                  On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity of 10% Senior Discount Notes due 2008 (the Senior Discount Notes).  In December 2002, we repurchased $9,000,000 principal amount of Senior Discount Notes.  On April 9, 2003, we commenced a tender offer for all $401,000,000 outstanding Senior Discount Notes.  On April 16, and May 8, 2003, we purchased an aggregate of $397,405,000 principal amount of Senior Discount Notes (99.1% of outstanding) pursuant to the tender offer.  The balance of the Senior Discount Notes were redeemed on May 16, 2003.  The tender offer price was funded by a portion of the proceeds of an offering by Holdings in April 2003 of $430,000,000 principal amount of 9¾% Senior Notes due 2013.  See Note 4(f).  The redemption price was funded by the balance of such proceeds, together with cash on hand.  A gross loss of $27,592,000 due to the early purchase and redemption of the Senior Discount Notes, together with a related $10,484,000 tax benefit, was recognized in the second quarter of 2003.

(b)                                 On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into a senior credit facility (the Credit Facility), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004 and March 26, 2004.  The Credit Facility includes a $300,000,000 five-year revolving credit facility ($30,000,000 and $143,000,000 of which was outstanding at June 30, 2004 and 2003, respectively), a $100,000,000 multicurrency reducing revolver facility (of which none was outstanding at June 30, 2004 or 2003) and a $655,000,000 six-year term loan (all of which was outstanding at June 30, 2004 and $600,000,000 of which was outstanding at June 30, 2003).  Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At June 30, 2004, the weighted average interest rate for borrowings under the US Revolver and the term loan was 3.64% and 5.36%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened (i) to August 1, 2008, if we do not prior to such date repay or refinance our 9 ½% senior notes due 2009 (see 4(d)), or (ii) December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.  See Note 1 regarding interest rate hedging activities with respect to a portion of the term loan component of the Credit Facility.

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

On January 14, 2004, we completed a $130,000,000 increase of the term loan portion of the Credit Facility and used all of the proceeds of the additional loan to redeem the remaining balance of our 9 ¾% Senior Notes due 2007 then outstanding.  See 4(c) below.  In March 2004, we amended the term loan in order to permit the sales of the discontinued operations.  In April 2004, we permanently repaid $75,000,000 of the term loan from a portion of the proceeds of the sale of the discontinued operations and recognized a gross loss of $1,181,000, together with a related $449,000 tax benefit, for the write off of debt issuance costs.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to June 30, 2004) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

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

(d)                                 On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes). As of June 30, 2004, we had repurchased $17,000,000 principal amount of the 2009 Senior Notes.  A gross loss of $1,106,000 due to this repurchase, together with a related $420,000 tax benefit, was recognized in the second quarter of 2004.  The 2009 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2009 Senior Notes require annual interest payments of approximately $34,010,000 (9½% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009.  The 2009 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity.  The indenture under which the 2009 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2009 Senior Notes were used to repurchase senior notes of Six Flags Operations and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 4(b)).

The indenture under which the 2009 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(e)                                  On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes).  As of June 30, 2004, we had repurchased $49,000,000 principal amount of the 2010 Senior Notes.  A gross loss of $1,095,000 due to this repurchase, together with a related $416,000 tax benefit, was recognized in the second quarter of 2004.  The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $38,251,000 (8 7/8% per annum) and, except in the event of a change in control of

Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

(f)                                    On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the 2013 Senior Notes).  As of June 30, 2004, we had repurchased $42,000,000 principal amount of the 2013 Senior Notes. A gross loss of $1,980,000 due to this repurchase, together with a related $752,000 tax benefit, was recognized in the second quarter of 2004.  The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013 Senior Notes require annual interest payments of approximately $37,830,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of the Senior Discount Notes (see Note 4(a)).

(g)                                 On December 5, 2003, Holdings issued $325,000,000 principal amount of 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of June 30, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes.  A gross loss of $833,000 due to this repurchase, together with a related $317,000 tax benefit, was recognized in the second quarter of 2004.  The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2014 Senior Notes require annual interest payments of approximately $29,708,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2014 Senior Notes were used to redeem a portion of the 2007 Senior Notes (see Note 4(c)).

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

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On June 30, 2004, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in 2004. The maximum unit purchase obligations for 2005 at both parks will aggregate approximately $215.5 million.

We are the defendant in a purported class action litigation pending in California Superior Court for Los Angeles County. The master complaint, AMENDAREZ V. SIX FLAGS THEME PARKS, INC., was filed on November 27, 2001, combining five previously filed complaints. The plaintiffs allege that security and other practices at our parks in Valencia, California, discriminate against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and assert claims under California statutes and common law. On March 29, 2004, the parties executed a Settlement Agreement, which was preliminarily approved by the Court on April 21, 2004.  Under the terms of the settlement, we are to pay $5,625,000 into a settlement fund, provide 7,000 free tickets to the Valencia park, and accept certain injunctive relief, in exchange for a complete, class-wide release of all claims within the scope of the master complaint, other than claims by sixteen individuals who requested exclusion from the class.  The settlement received final approval on August 5, 2004, and it will become effective when the time for an appeal has expired or any appeals filed have been finally adjudicated.  If the settlement does not become effective, in the absence of a negotiated solution, the litigation is expected to resume. If the litigation resumes, we intend to continue vigorously defending the case.  We cannot predict the outcome; however, we do not believe it will have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We have established a liability of approximately $3.2 million in respect of this matter and have received a payment of $1.5 million from one of the two applicable insurance companies.  We have commenced legal action against the other insurer.

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

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 to November 15, 2003).  For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.

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

6.                                      Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $1,371,000 and $1,394,000, respectively, for the quarters ended June 30, 2004 and 2003 and $2,742,000 and $2,800,000, respectively, for the six months ended June 30, 2004 and 2003.

In April 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues.  In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options).  We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site.  We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.  We also have an option through February 2007 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of Marine World’s cash flow).  We have withdrawn the exercise notice we had previously delivered.

See note 5 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).

7.                                      Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision making.  The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization (“EBITDA”).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  As such, we have only one reportable segment - operation of theme parks.  The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.  Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Theme park revenue	$356,411	$361,372	$401,224	$405,234
Theme park cash expenses	(237,912)	(240,639)	(357,044)	(350,327)
Aggregate park EBITDA	118,499	120,733	44,180	54,907

Minority interest in earnings - EBITDA	(24,607)	(22,269)	(18,624)	(16,201)
Corporate expenses	(7,735)	(7,134)	(13,507)	(13,148)
Non-cash compensation	(161)	(26)	(322)	(51)
Other income (expenses)	(7,821)	(27,892)	(35,943)	(27,938)
Minority interest in earnings - depreciation and other expense	1,371	1,394	2,742	2,800
Depreciation and amortization	(36,823)	(35,564)	(73,805)	(71,050)
Interest expense	(49,577)	(53,590)	(101,785)	(108,202)
Interest income	461	260	762	553
Loss from continuing operations before income taxes	$(6,393)	$(24,088)	$(196,302)	$(178,330)

After giving effect to the discontinued operations, all of our parks are located in the United States except one park located in Mexico and one located in Canada. The assets and operations of the park in Madrid, which we manage, are not included in these tables.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first six months of 2004 and 2003.

2004:

	(In thousands)
	Domestic	Foreign	Total

Long-lived assets	$3,173,098	$123,677	$3,296,775
Revenues	374,456	26,768	401,224

2003:

	(In thousands)
	Domestic	Foreign	Total
Long-lived assets.	$3,263,473	$132,832	$3,396,305
Revenues	378,493	26,741	405,234

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

In December 2003, FASB Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued.  Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original Statement 132.  It also requires additional annual and quarterly disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003.  The following disclosures incorporate the requirements of Statement 132 (revised).

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1,308	$1,182	$2,616	$2,364
Interest cost	2,076	1,922	4,152	3,845
Expected return on plan assets	(1,987)	(1,715)	(3,974)	(3,430)
Amortization of prior service cost	75	75	150	150
Recognized net actuarial loss	663	815	1,326	1,630
Net periodic benefit cost	$2,135	$2,280	$4,270	$4,559

Weighted-average assumptions to determine net cost

Discount Rate	6.125%	6.500%	6.125%	6.500%
Rate of Compensation Increase	3.750%	4.000%	3.750%	4.000%
Expected Return on Plan Assets	8.750%	9.000%	8.750%	9.000%

Employer Contributions

We previously disclosed in our consolidated financial statements as of and for the year ended December 31, 2003, that we expected to contribute $6,897,000 to the Plan in 2004. In April 2004 the Pension Funding Equity Act was signed into law. This legislation reduced the amount of contributions required to be made to the Plan in fiscal year 2004 by $3,749,000. We now anticipate that we will contribute $3,148,000 for fiscal year 2004.  During the quarter ended June 30, 2004, we made a pension contribution of approximately $30,000.

Item 2 — Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and six-month periods ended June 30, 2004 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” which was subsequently reissued in December 2003 as Interpretation No. 46 – Revised (FIN 46). We adopted FIN 46 during the fourth quarter of 2003.  As a result, the results of Six Flags Over Georgia, Six Flags Over Texas, Six Flags Marine World and Six Flags White Water Atlanta, which were previously accounted for by the equity method, are now consolidated.  Those financial statements and this discussion and analysis reflect our retroactive reclassification of our prior year results upon the 2003 adoption of FIN 46 to enable meaningful year-to-year comparisons.

As of June 30, 2004, we owned or operated 31 parks, including 28 domestic parks, one park in Mexico, one in Canada and one park that we manage in Europe.  In April 2004 we sold in two separate transactions our seven wholly-owned parks in Europe and Six Flags Worlds of Adventure in Ohio.  The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 reflect the results of the sold facilities for the periods prior to their sale as discontinued operations.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53.2% of revenues in the first six months of 2004 and 54.3% in the comparable period of 2003) and the sale of food, merchandise, games and attractions inside our parks.  Revenues in the first six months of 2004 decreased 1.0% over the comparable period of 2003.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

We made approximately $75 million of capital expenditures for the 2004 season.  In addition to additions of rides and attractions at parks, we made improvements systemwide designed to enhance guest services generally.  We have also retained a new advertising agency and have introduced new marketing and advertising campaigns for our 2004 season.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) discussed our most critical accounting policies.  Although there have been no material developments with respect to any critical accounting policies discussed in the 2003 Form 10-K since December 31, 2003, the following includes additional information regarding two of our critical accounting policies.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as differing depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (principally net operating loss carryforwards) will be recovered from future taxable income.  To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense or decrease a benefit within the tax provision in the consolidated statements of operations.

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

The variables that will impact whether our deferred tax assets will be utilized prior to their expiration include attendance, capital expenditures, interest rates, labor and insurance expenses, and changes in state or federal tax laws.  In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change.  We have recently reduced our level of capital expenditures.  As a result, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions are expected to decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures.  Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of valuation allowances being required as net operating loss carryforwards could expire prior to their utilization.  Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of valuation allowances being required as the short-term taxable income would increase and we would utilize net operating loss carryforwards prior to their expiration.

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

Through that date, when we determined that the carrying value of long-lived assets and related goodwill may not have been recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  Long-lived assets were $3,330.2 million including goodwill and other intangible assets of $1,240.2 million as of December 31, 2003.  Long-lived assets included property and equipment, investment in the park partnerships and intangible assets.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, as of January 1, 2002, we ceased amortizing approximately $1.2 billion of goodwill. We had recorded approximately $57.3 million of goodwill amortization (including equity method goodwill, exclusive of tax effect) on these amounts during 2001 and would have recorded a comparable amount of amortization during 2002 and 2003.  Had SFAS No. 142 been in effect during 2001, the net loss applicable to common stock for the year would have decreased to $27.3 million (or $0.31 per basic share).  In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations.  The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142.  For 2003 we determined the fair value of our North American assets by using the discounted cash flow method, that is, we estimated cash flow applicable to our North American unit (after deducting estimated capital expenditures), applied a multiple to such amount based on the stock price multiple for the industry, and discounted the result by an amount equal to our cost of capital.  Based on the foregoing, no impairment was required for 2003.  Our unamortized goodwill after impairment was $1,216.7 million at December 31, 2003.

As described above, the Company evaluates the carrying value of its long-lived assets using a discounted cash flow analysis that combines current net results (on a cash basis) with expected levels of future capital expenditures and then discounts the results, giving effect to the stock price multiple for the industry over a period of time.  If revenues decrease without a corresponding decrease in operating expenses and capital expenditures, this would increase the likelihood of goodwill impairment.  If valuations reflected in stock prices or theme park acquisitions decrease over time, this would also increase the likelihood of goodwill impairment.  If revenues increase faster than operating expenses and capital expenditures, this would decrease the likelihood of goodwill impairment.

Summary of Operations

Summary data for the three and six months ended June 30 were as follows (in thousands, except per capita revenue):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
Total revenue	$356,411	$361,372	(1.4)%	$401,224	$405,234	(1.0)%
Operating expenses	137,500	129,887	5.9	220,693	207,561	6.3
Selling, general and administrative	76,375	87,987	(13.2)	114,018	122,381	(6.8)
Non-cash compensation	161	26	519.2	322	51	531.4
Costs of products sold	31,772	29,899	6.3	35,840	33,533	6.9
Depreciation and amortization	36,823	35,564	3.5	73,805	71,050	3.9
Income (loss) from operations	73,780	78,009	(5.4)	(43,454)	(29,342)	(48.1)
Interest expense, net	(49,116)	(53,330)	(7.9)	(101,023)	(107,649)	(6.2)
Minority interest	(23,236)	(20,875)	11.3	(15,882)	(13,401)	18.5
Early repurchase of debt	(6,195)	(27,592)	(77.6)	(31,372)	(27,592)	13.7
Other expense	(1,626)	(300)	442.0	(4,571)	(346)	1,221.1
Loss from continuing operations before income taxes	(6,393)	(24,088)	73.5	(196,302)	(178,330)	(10.1)
Income tax benefit	2,224	8,258	(73.1)	72,218	65,541	10.2
Loss from continuing operations	$(4,169)	$(15,830)	73.7	$(124,084)	$(112,789)	(10.0)%

Other Data:
Attendance	11,458	11,938	(4.0)	12,771	13,314	(4.1)
Per capita revenue	$31.11	$30.27	2.8	$31.42	$30.44	3.2

Three months ended June 30, 2004 vs. three months ended June 30, 2003

Revenue in the second quarter of 2004 totaled $356.4 million compared to $361.4 million for the second quarter of 2003.  The decrease in the 2004 period results primarily from a 4.0% decrease in attendance, offset in part by a 2.8% increase in per capita spending.

Operating expenses for the second quarter of 2004 increased $7.6 million compared to expenses for the second quarter of 2003.  The increase primarily reflects planned increases in salary and wage and fringe benefit expense (approximately $5.0 million) and repair and maintenance expenditures (approximately $2.0 million) as part of the implementation of our plan to enhance guest services generally.

Selling, general and administrative expenses for the second quarter of 2004 decreased $11.6 million compared to comparable expenses for the second quarter of 2003.  The decrease primarily relates to a reduction in certain insurance expenses (approximately $3.1 million), and legal expenses (approximately $0.8 million) as well as the timing of certain advertising expenses in the second quarter in 2003 (approximately $7.1 million).

The $0.1 million increase in the 2004 quarter in non-cash compensation reflects the grant in January 2004 of 425,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to new employment agreements.

Costs of products sold in the 2004 period increased $1.9 million compared to costs for the second quarter of 2003, reflecting the higher theme park food, merchandise and other revenue in the 2004 period and increased costs for food, merchandise and games inventories, as well as higher freight costs.  As a percentage of theme park food, merchandise and other revenue, cost of sales increased to 19.4% in the 2004 quarter compared to 18.4% in the prior year period.

Depreciation and amortization expense for the second quarter of 2004 increased $1.3 million compared to the second quarter of 2003.  The increase compared to the 2003 level was attributable to our on-going capital program.  Interest expense, net decreased $4.2 million compared to the second quarter of 2003, reflecting both lower debt levels and lower cost of funds.

Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  The increase in the 2004 period in the minority interest expense reflects the improved performance in that period at certain of the less than wholly-owned parks as compared to the prior-year period.

The expense in the second quarter of 2004 for early repurchase of debt reflects the repayment of $211.5 million principal amount of debt from a portion of the proceeds of the sale in April 2004 of our European division and Six Flags Worlds of Adventure.  The expense in the comparable period of 2003 reflects the retirement of $401,000,000 of our Senior Discount Notes in that period, principally from the proceeds of the issuance of our 2013 Senior Notes.  See Note 4 to Notes to Consolidated Financial Statements.

The increase in other expense in the 2004 period primarily reflects the write-off of the remaining book value for assets replaced or taken out of service as part of the implementation of our plan to improve park appearance.

Income tax benefit was $2.2 million for the second quarter of 2004 compared to a $8.3 million benefit for the second quarter of 2003.  The effective tax rate for the second quarter of 2004 and 2003 was 34.8% and 34.3%, respectively.

Six months ended June 30, 2004 vs. six months ended June 30, 2003

Revenue in the first six months of 2004 totaled $401.2 million compared to $405.2 million for the first six months of 2003.  The decrease in the 2004 period results primarily from a 4.1% decrease in attendance offset in part by a 3.2% increase in per capita spending.

Operating expenses for the first six months of 2004 increased $13.1 million compared to expenses for the first six months of 2003.  The increase primarily reflects planned increases in salary and wage and fringe benefit expense (approximately $7.2 million) and repair and maintenance expenditures (approximately $4.9 million) as part of the implementation of our plan to enhance guest services generally.

Selling, general and administrative expenses for the first six months of 2004 decreased $8.4 million compared to comparable expenses for the first six months of 2003. The decrease primarily relates to a reduction in certain insurance expenses (approximately $4.1 million) and legal services (approximately $1.2 million), as well as the timing of certain advertising expenses in the second quarter in 2003 (approximately $2.8 million).

The $0.3 million increase in the 2004 period in non-cash compensation reflects the grant in January 2004 of 425,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to new employment agreements.

Costs of products sold in the 2004 period increased $2.3 million compared to costs for the first six months of 2003, reflecting the higher theme park food, merchandise and other revenue in the 2004 period and increased costs for food, merchandise and games inventories, as well as higher freight costs.  As a percentage of theme park food, merchandise and other revenue, cost of sales increased to 19.1% in the first six months of 2004 compared to 18.1% in the prior year period.

Depreciation and amortization expense for the first six months of 2004 increased $2.8 million compared to the first six months of 2003.  The increase compared to the 2003 level was attributable to our on-going capital program.  Interest expense, net decreased $6.6 million compared to the first six months of 2003, reflecting both lower debt levels and lower cost of funds.

Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  The increase in the 2004 period in the minority interest expense reflects the improved performance in that period at certain of the less than wholly-owned parks as compared to the prior-year period.

The expense in the first six months of 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes from the proceeds of our 2014 Senior Notes as well as the repayment of $211.5 million of debt in the second quarter of 2004 from a portion of the proceeds of the sale in April 2004 of the discontinued operations.  The expense in the comparable period of 2003 reflects the retirement of $401,000,000 of our Senior Discount Notes in that period, principally from the proceeds of the issuance of our 2013 Senior Notes.  See Note 4 to Notes to Consolidated Financial Statements.

The increase in other expense in the 2004 period primarily reflects the write-off of the remaining book value for assets replaced or taken out of service as part of the implementation of our plan to improve park appearance.

Income tax benefit was $72.2 million for the first six months of 2004 compared to a $65.5 million benefit for the first six months of 2003.  The effective tax rate for the first six months of 2004 and 2003 was 36.8%.

Results of Discontinued Operations

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that indirectly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one half year note from the buyer and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions will primarily be used to pay down debt and to make investments in our remaining parks.  See Note 3 to Notes to Consolidated Financial Statements.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the parks sold as discontinued operations.

Following are components of the net results of discontinued operations for the three and six months ended June 30, 2004 and 2003.  The 2004 periods cover only the periods up to the date on which the operations were sold (April 8, 2004), whereas the 2003 periods include a portion of the 2003 operating season.

	Three months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Loss on sale of discontinued operations	$(3,450)	$—	$(310,281)	$—
Income (loss) from discontinued operations before income taxes	(835)	1,566	(34,667)	(25,653)
Income tax benefit	1,628	1,995	57,387	16,068
Net results of discontinued operations	$(2,657)	$3,561	$(287,561)	$(9,585)

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”).  We did not pay a dividend on our common stock during 2003, nor do we expect to pay such dividends in 2004.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See “Business – Risk Factors,” contained in the 2003 Form 10-K.  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and to seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.

At June 30, 2004, our total debt aggregated $2,197.3 million, of which approximately $49.5 million was scheduled to mature prior to June 30, 2005.  Of the current portion of long-term debt, $30.0 million represents borrowings under the working capital revolving credit component of our credit facility and $3.0 million consists of working capital borrowings under separate facilities of the Partnership Parks.  Based on interest rates at June 30, 2004 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2004 on the debt outstanding at June 30 will aggregate approximately $178.7 million.  In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of common stock.  We spent approximately $75 million on capital expenditures for the 2004 season.  At June 30, 2004, we had approximately $149.3 million of cash and $349.5 million available under our credit facility.

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

During the six months ended June 30, 2004, net cash used in operating activities was $14.8 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash provided by investing activities in the first six months of 2004 was $580.5 million, consisting primarily of net proceeds from the sale of the discontinued operations and maturities of restricted use investments (representing the net proceeds from our December 2003 offering of the 2014 Senior Notes, which had been held in escrow to fund a portion of the redemption in January 2004 of the 2007 Senior Notes), offset in part by capital expenditures.  Net cash used in financing activities in the first six months of 2004 was $514.1 million, representing the repayment of $895.3 million of debt (including $422.6 million of the 2007 Senior Notes, $75.0 million of the term loan portion of our credit facility and $136.2 million of various series of our outstanding public debt), payment of preferred stock dividends and payment of debt issuance costs, offset in part by $394.0 million in borrowings under our credit facility (including the $130.0 million expansion of our term loan).

Long-term debt and preferred stock

Our debt at June 30, 2004 included $1,483.2 million of fixed-rate senior notes, with staggered maturities ranging from 2009 to 2014, $685.0 million under our credit facility and $29.1 million of other indebtedness, including $23.2 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our credit facility includes a $655.0 million term loan (all of which was outstanding at June 30, 2004); a $100.0 million multicurrency reducing revolver facility (none of which was outstanding at June 30, 2004) and a $300.0 million working capital revolver ($30.0 million of which was outstanding at that date).  The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the credit facility, the maturity of the term loan will be shortened to August 1, 2008 and December 31, 2008, respectively, if prior to such dates (i) we do not repay or refinance our $375.0 million 9 ½% senior notes due 2009 or (ii) our outstanding preferred stock is not redeemed or converted into common stock.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

From March 31, 2004 through August 9, 2004, we have prepaid $75.0 million of the term loan and prepaid or retired an additional $184.9 million of other debt from proceeds of the sales of the discontinued operations.  We also expect to use additional proceeds from the sales to retire public debt.

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

We are making approximately $10.0 million of capital expenditures at these parks for the 2004 season, an amount in excess of the minimum required expenditure.  We were not required to purchase any units in the 2004 offer to purchase.   Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2005 is an aggregate of approximately $215.5 million, representing approximately 40.0% of the outstanding units of the Georgia park and 31.1% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $63.2 million of aggregate net cash provided by operating activities during 2003.  At June 30, 2004, we had total loans outstanding of $111.8 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Other obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through 2005.  After that season, the license fee is payable based upon the number of domestic parks utilizing the licensed characters.  In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise.

Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2004 and beyond will be made on a discretionary basis.  We spent approximately $75 million on capital expenditures for the 2004 season.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the prior policies, the current policies, which expire in October 2004 (liability insurance) and October 2005 (property insurance), cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions increased from $2.0 million to $2.5 million per occurrence and workers’ compensation retentions increased from $500,000 to $750,000).  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2003 Form 10-K is incorporated herein by reference.  Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk.  As of June 30, 2004, there have been no material changes in our market risk exposure from that disclosed in the 2003 Form 10-K.

Item 4.           Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1, 3 and 5

Item 2 – Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

On May 18, 2004, the Company entered into Amendment No. 1 to the Rights Agreement, dated as of January 12, 1998, between the Company and The Bank of New York, as successor rights agent. The amendment eliminates all references and provisions in the Company’s stockholder rights plan relating to “continuing directors,” including the provision that previously required a majority of the “continuing directors” to join in a decision to redeem the rights issued under the plan. The amendment was effective immediately.

Not applicable.

Item 4 – Submission of Matters to a Vote of Securityholders

On June 1, 2004, the Company held its Annual Meeting of Stockholders.  The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 87,335,341 shares (93.87% of the outstanding shares of common stock).  Three proposals were voted upon at the meeting.  The proposals and voting results were as follows:

1.               Proposal 1 – Election of Directors

The following persons were elected as directors as follows:

Name	For	Withheld
Paul A. Biddelman	84,039,174	3,296,167
Kieran E. Burke	86,823,653	511,688
James F. Dannhauser	86,052,014	1,283,327
Michael E. Gellert	84,035,938	3,299,403
Francois Letaconnoux	85,686,352	1,648,989
Robert J. McGuire	86,703,207	632,134
Stanley S. Shuman	84,175,032	3,160,309

2.               Proposal 2 – To approve the adoption of the Company’s 2004 Stock Option and Incentive Plan.

For	Against	Withheld
65,288,769	9,643,433	53,476

3.               Proposal 3 – Ratification of selection by the Company’s Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 2004.

For	Against	Withheld
85,204,430	2,077,243	53,668

Item 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Current Report on 8-K, dated April 22, 2004.

Current Report on 8-K, dated April 30, 2004.

Current Report on 8-K, dated May 6, 2004.

Current Report on 8-K, dated May 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC.
(Registrant)

/s/ Kieran E. Burke
Kieran E. Burke
Chairman and Chief Executive Officer

/s/ James F. Dannhauser
James F. Dannhauser
Chief Financial Officer

Date: August 9, 2004