Form 10-Q
period 2004-09-30
SIX FLAGS INC
filed 2004-11-09
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3995059 (I.R.S. Employer Identification No.)

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

At November 1, 2004, Six Flags, Inc. had outstanding 93,041,528 shares of Common Stock, par value $.025 per share.

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

•                  Factors impacting attendance, such as local conditions, events, disturbances and terrorist activities;

•                  Accidents occurring at our parks;

•                  Adverse weather conditions;

•                  Competition with other theme parks and other recreational alternatives;

•                  General economic conditions (including consumer spending patterns); and

•                  Pending, threatened or future legal proceedings.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$177,459,000	98,189,000
Accounts receivable	62,468,000	27,836,000
Inventories	32,405,000	23,694,000
Prepaid expenses and other current assets	28,399,000	31,093,000
Restricted-use investment securities	—	317,913,000

Total current assets	300,731,000	498,725,000

Other assets:
Debt issuance costs	43,380,000	55,062,000
Deposits and other assets	32,035,000	28,104,000

Total other assets	75,415,000	83,166,000

Property and equipment, at cost	2,860,333,000	2,808,079,000
Less accumulated depreciation	817,817,000	718,059,000

Total property and equipment	2,042,516,000	2,090,020,000

Assets held for sale	—	770,689,000

Intangible assets, net of accumulated amortization	1,232,063,000	1,240,171,000

Total assets	$3,650,725,000	4,682,771,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,089,000	28,754,000
Accrued liabilities	79,265,000	60,639,000
Accrued interest payable	41,319,000	47,846,000
Deferred income	21,201,000	6,441,000
Debt called for prepayment	—	301,200,000
Current portion of long-term debt	16,355,000	19,011,000

Total current liabilities	200,229,000	463,891,000

Long-term debt	2,104,460,000	2,354,194,000

Minority interest	83,741,000	64,793,000

Liabilities from discontinued operations	—	69,130,000

Other long-term liabilities	34,374,000	43,311,000

Deferred income taxes	11,713,000	44,283,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	281,964,000	281,119,000

Stockholders’ equity:
Preferred stock of $1.00 par value	—	—
Common stock of $.025 par value	2,326,000	2,315,000
Capital in excess of par value	1,750,741,000	1,747,425,000
Accumulated deficit	(794,112,000)	(422,357,000)
Deferred compensation	(2,844,000)	—
Accumulated other comprehensive income (loss)	(21,867,000)	34,667,000

Total stockholders’ equity	934,244,000	1,362,050,000

Total liabilities & stockholders’ equity	$3,650,725,000	4,682,771,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

Revenue:
Theme park admissions	$286,596,000	300,821,000
Theme park food, merchandise and other	240,813,000	244,371,000
Total revenue	527,409,000	545,192,000

Operating costs and expenses:
Operating expenses	145,480,000	141,693,000
Selling, general and administrative	57,680,000	55,081,000
Noncash compensation (primarily selling, general and administrative)	160,000	25,000
Costs of products sold	43,221,000	42,445,000
Depreciation	37,161,000	35,140,000
Amortization	323,000	263,000
Total operating costs and expenses	284,025,000	274,647,000

Income from operations	243,384,000	270,545,000

Other income (expense):
Interest expense	(46,668,000)	(52,417,000)
Interest income	1,873,000	873,000
Minority interest in earnings	(25,814,000)	(26,526,000)
Early repurchase of debt	(490,000)	—
Other income (expense)	(14,802,000)	(1,001,000)
Total other income (expense)	(85,901,000)	(79,071,000)

Income from continuing operations before income taxes	157,483,000	191,474,000

Income tax expense	101,116,000	74,440,000

Income from continuing operations	56,367,000	117,034,000

Discontinued operations, inclusive of tax expense of $20,135,000 in 2003	—	23,139,000
Net income	$56,367,000	140,173,000
Net income applicable to common stock	$50,874,000	134,679,000

Weighted average number of common shares outstanding - basic	93,042,000	92,617,000
Weighted average number of common shares outstanding - diluted	106,831,000	106,409,000

Net income per average common share outstanding - basic:
Income from continuing operations	$0.55	1.20
Discontinued operations, inclusive of tax expense	—	0.25
Net income	$0.55	1.45

Net income per average common share outstanding - diluted:	$
Income from continuing operations	0.53	1.10
Discontinued operations, inclusive of tax expense	—	0.22
Net income	$0.53	1.32

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
Revenue:
Theme park admissions	$499,922,000	520,682,000
Theme park food, merchandise and other	428,711,000	429,744,000
Total revenue	928,633,000	950,426,000

Operating costs and expenses:
Operating expenses	366,173,000	349,254,000
Selling, general and administrative	171,698,000	177,462,000
Noncash compensation (primarily selling, general and administrative)	482,000	76,000
Costs of products sold	79,061,000	75,978,000
Depreciation	110,313,000	105,664,000
Amortization	976,000	789,000

Total operating costs and expenses	728,703,000	709,223,000

Income from operations	199,930,000	241,203,000

Other income (expense):
Interest expense	(148,453,000)	(160,619,000)
Interest income	2,635,000	1,426,000
Minority interest in earnings	(41,696,000)	(39,927,000)
Early repurchase of debt	(31,862,000)	(27,592,000)
Other income (expense)	(19,373,000)	(1,347,000)

Total other income (expense)	(238,749,000)	(228,059,000)

Income (loss) from continuing operations before income taxes	(38,819,000)	13,144,000

Income tax expense	28,898,000	8,899,000

Income (loss) from continuing operations	(67,717,000)	4,245,000

Discontinued operations, inclusive of tax benefit of $57,387,000 in 2004 and tax expense of $4,067,000 in 2003	(287,561,000)	13,554,000

Net income (loss)	$(355,278,000)	17,799,000

Net income (loss) applicable to common stock	$(371,756,000)	1,320,000
Weighted average number of common shares outstanding - basic and diluted:	93,034,000	92,617,000
Net income (loss) per average common share outstanding - basic and diluted:
Loss from continuing operations	$(0.90)	(0.13)
Discontinued operations, inclusive of tax benefit	(3.10)	0.14
Net income (loss)	$(4.00)	0.01

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income (loss)	$56,367,000	$140,173,000	$(355,278,000)	$17,799,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,210,000	2,060,000	(17,363,000)	44,507,000
Net change in fair value of derivative instruments	(349,000)	28,000	(785,000)	(5,497,000)
Reclassifications of amounts taken to operations	1,440,000	1,792,000	(38,386,000)	6,552,000

Comprehensive income (loss)	$61,668,000	$144,053,000	$(411,812,000)	$63,361,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

Cash flow from operating activities:
Net income (loss)	$(355,278,000)	$17,799,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	111,289,000	106,453,000
Minority interest in earnings	41,696,000	39,927,000
Partnership and joint venture distributions	(22,748,000)	(23,789,000)
Noncash compensation	482,000	76,000
Interest accretion on notes payable	383,000	10,040,000
Early repurchase of debt	31,862,000	27,592,000
Loss on discontinued operations	256,545,000	1,194,000
Amortization of debt issuance costs	6,081,000	6,238,000
Other including loss on disposal of assets	19,543,000	1,001,000
Increase in accounts receivable	(34,632,000)	(41,627,000)
(Increase) decrease in inventories, prepaid expenses and other current assets	(6,017,000)	9,164,000
Decrease in deposits and other assets	1,698,000	4,695,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	45,345,000	38,300,000
Increase (decrease) in accrued interest payable	(6,527,000)	8,488,000
Deferred income tax expense	24,937,000	5,984,000
Total adjustments	469,937,000	193,736,000

Net cash provided by operating activities	114,659,000	211,535,000

Cash flow from investing activities:
Additions to property and equipment	(82,088,000)	(87,947,000)
Purchase of identifiable intangible assets	(500,000)	—
Capital expenditures of discontinued operations	(2,169,000)	(12,706,000)
Acquisition of theme park assets	—	(5,764,000)
Purchase of restricted-use investments	—	(342,000)
Maturities of restricted-use investments	317,913,000	75,111,000
Proceeds from sale of discontinued operations	314,456,000	—
Proceeds from sale of assets	12,866,000	14,000

Net cash provided by (used in) investing activities	560,478,000	(31,634,000)

Cash flow from financing activities:
Repayment of long-term debt	(988,786,000)	(694,694,000)
Proceeds from borrowings	411,000,000	670,800,000
Payment of cash dividends	(15,633,000)	(15,633,000)
Payment of debt issuance costs	(2,448,000)	(9,070,000)

Net cash used in financing activities	(595,867,000)	(48,597,000)

Effect of exchange rate changes on cash	—	(97,000)

Increase in cash and cash equivalents	79,270,000	131,207,000

Cash and cash equivalents at beginning of year	98,189,000	31,307,000

Cash and cash equivalents at end of period	$177,459,000	$162,514,000

Supplemental cashflow information:

Cash paid for interest	$148,514,000	$135,793,000

Cash paid for income taxes	$2,894,000	$2,505,000

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

As of September 30, 2004, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one in Canada.  As of that date, we also managed one park in Europe.  In April 2004 we sold in two separate transactions our seven wholly-owned parks in Europe and Six Flags Worlds of Adventure in Ohio.  The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004 reflect the results of the sold facilities for the periods prior to April 8, 2004 as discontinued operations.  See Note 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes.  Our annual report on Form 10-K for the year ended December 31, 2003 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring, except for the deferred tax asset valuation allowance discussed below and the write-off of our investment and related intangible assets relating to the park we manage in Spain (See Note 3)), which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three- and nine-month periods ended September 30, 2004 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

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

During the first nine months of 2004 and 2003, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first nine months of 2004 and 2003, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

From February 2001 through September 2004, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

As of September 30, 2004, approximately $2,504,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations are the periodic payments that are required to be made on outstanding borrowings.  The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 8 months.

Income Taxes

As of December 31, 2003, we had a net deferred tax liability of $44.3 million.  During the nine months ended September 30, 2004, less than expected financial reporting results, including losses previously recorded on the sale of the Cleveland and European assets, caused aggregate deferred tax assets (primarily consisting of net operating loss carryovers) to exceed deferred tax liabilities (primarily consisting of cumulative accelerated tax depreciation). We are required to reduce our deferred tax assets with a valuation allowance to the extent management determines that it is more likely than not that our net deferred tax assets ultimately will not be realized.  It was determined that a valuation allowance should be applied to our U.S. net deferred tax assets attributable to losses beginning in the third quarter of 2004.  As a result, our third quarter 2004 results with respect to U.S. business were affected by the establishment of a $39.2 million valuation allowance.  Management anticipates that valuation allowances also will be recorded to reduce deferred tax assets resulting from future losses.  With respect to foreign operations, gross tax assets were utilized to reduce gross deferred tax liabilities in Canada and Mexico.  The net deferred tax liabilities in those jurisdictions were not reduced by the Company’s net deferred tax assets in the U.S. because U.S. tax benefits cannot be utilized in those jurisdictions.  Should we subsequently determine that we will not be able to utilize all or part of our gross tax assets to offset our gross deferred tax liabilities, an additional valuation allowance will be required.  If, on the other hand,  we determine in a future period that we will be able to utilize net operating losses that were previously offset with a valuation allowance, the valuation allowance would be reduced or reversed in that period.

Income (Loss) Per Share

The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2004 and 2003, respectively.  For the three months ended September 30, 2004 and 2003, diluted income per average share is calculated using net income as the effect of the preferred stock is dilutive. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2004 did not include the effects of the potential exercise of 6,653,000 and 6,548,000 options, respectively, as the option price was in excess of the average common stock price for the period.  The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2003 did not include the effects of the potential exercise of 7,350,000 options, as the option price was in excess of the average common stock price for the period.  Additionally, the weighted average number of shares of Common Stock on a diluted basis for the nine-month periods does not include the effect of the potential conversion of the Company’s convertible preferred stock as the effect of such conversion and the resulting decrease in preferred stock dividends is antidilutive.  Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding – basic	93,042,000	92,617,000	93,034,000	92,617,000
Effect of potential common shares issuable upon the exercise of employee stock options	—	3,000	—	—
Effect of potential common shares issuable upon conversion of preferred stock	13,789,000	13,789,000	—	—
Weighted average number of common shares outstanding – diluted	106,831,000	106,409,000	93,034,000	92,617,000

Stock Compensation

We apply the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for our stock option plans.  Under this method, compensation expense for unconditional employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for exercise is achieved exceeds the stock option exercise price, is recognized over the service period.  For stock options issued to nonemployees, we recognize compensation expense at the time of issuance based upon the fair value of the options issued.  At September 30, 2004, there were 6,653,400 stock options outstanding, of which 2,589,400 options had an exercise price of $17.50 per share and 2,704,000 options had an exercise price of $25.00 per share.  At September 30, 2003, there were 7,445,010 stock options outstanding, of which 2,906,600 options had an exercise price of $17.50 per share and 3,078,000 options had an exercise price of $25.00 per share.

No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements.  Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net income (loss) applicable to common stock would have been changed to the pro forma amounts below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss) applicable to common stock:
As reported	$50,874	$134,679	$(371,756)	$1,320
Add: Noncash compensation	160	25	482	76
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(706)	(3,470)	(1,658)	(9,896)
Pro forma	$50,328	$131,234	$(372,932)	$(8,500)
Net income (loss) per weighted average common share outstanding – basic:
As reported	$.55	$1.45	$(4.00)	$.01
Pro forma	$.54	$1.42	$(4.01)	$(.09)
Net income (loss) per weighted average common share outstanding – diluted:
As reported	$.53	$1.32	$(4.00)	$.01
Pro forma*	$.52	$1.29	$(4.01)	$(.09)

*                                         Pro forma diluted net income per average share for the three months ended September 30, 2004 and 2003 is calculated using net income adjusted for noncash compensation and total stock-based employee compensation expense determined under the fair value based method for all awards.

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

3.                                      Disposition of Theme Parks

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions have primarily been used to pay down debt and to fund investments in our remaining parks.  Through September 30, 2004, approximately $248,289,000 of debt had been repaid with such proceeds, not including the debt assumed by the buyer of our European parks.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the parks sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets held for sale” and “Liabilities from discontinued operations” on the December 31, 2003 consolidated balance sheet and consist of the following:

December 31, 2003
(In thousands)
Current assets	$39,908
Property, plant and equipment, net	658,974
Other assets	71,807

Total assets held for sale	$770,689

Current liabilities	$42,710
Long term debt	11,998
Deferred tax liabilities	14,422

Total liabilities from discontinued operations	$69,130

The net income (loss) from discontinued operations was classified on the consolidated statements of operations for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004 as “Discontinued operations, inclusive of tax.” Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
	(in thousands)
Operating revenue	$110,251	$3,286	$173,264
Loss on sale of discontinued operations	$—	$(310,281)	$—
Income (loss) from discontinued operations before income taxes	43,274	(34,667)	17,621
Income tax (expense) benefit	(20,135)	57,387	(4,067)
Net results of discontinued operations	$23,139	$(287,561)	$13,554

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

During the third quarter of 2004 we commenced discussions with the owner of the park we manage in Spain to terminate the management agreement and to transfer our 5% investment in the equity of the park for nominal consideration.  Although there can be no assurances, we expect the transaction to occur in the fourth quarter of 2004.  By virtue of the foregoing, we recognized losses at September 30, 2004 of approximately $6.7 million and $7.7 million, representing the carrying amount of our investment in the park and certain intangible assets related to non-compete agreements and licenses, respectively.  These losses were recorded in other income (expense) in the accompanying 2004 consolidated statements of operations.

4.                                      Long-Term Indebtedness

(a)                                  On April 1, 1998, Holdings issued at a discount $410,000,000 principal amount at maturity of 10% Senior Discount Notes due 2008 (the Senior Discount Notes).  In December 2002, we repurchased $9,000,000 principal amount of Senior Discount Notes.  On April 9, 2003, we commenced a tender offer for all $401,000,000 outstanding Senior Discount Notes.  On April 16, and May 8, 2003, we purchased an aggregate of $397,405,000 principal amount of Senior Discount Notes (99.1% of outstanding) pursuant to the tender offer.  The balance of the Senior Discount Notes was redeemed on May 16, 2003.  The tender offer price was funded by a portion of the proceeds of an offering by Holdings in April 2003 of $430,000,000 principal amount of 9¾% Senior Notes due 2013.  See Note 4(f).  The redemption price was funded by the balance of such proceeds, together with cash on hand.  A gross loss of $27,592,000 due to the early purchase and redemption of the Senior Discount Notes, together with a related $10,484,000 tax benefit, was recognized in the second quarter of 2003.

(b)                                 On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into a senior credit facility (the Credit Facility), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004 and November 5, 2004.  The Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at September 30, 2004 and 2003, respectively), a $100,000,000 multicurrency reducing revolver facility (none of which was outstanding at September 30, 2004 and 2003, respectively) and a $655,000,000 six-year term loan ($653,363,000 of which was outstanding at September 30, 2004 and $600,000,000 of which was outstanding at September 30, 2003).  Borrowings under the five-year revolving credit facility (US

Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At September 30, 2004, the weighted average interest rate for borrowings under the term loan was 5.40%. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to (i) August 1, 2008, if we do not prior to such date repay or refinance our 9 ½% senior notes due 2009 (see 4(d)), or (ii) December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.  See Note 1 regarding interest rate hedging activities with respect to a portion of the term loan component of the Credit Facility.

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

On November 5, 2004, we entered into an additional amendment to the Credit Facility which further relaxed the leverage ratio through 2006 and the fixed charge coverage ratio through 2007.  In exchange for our lenders’ consent to the amendment, we agreed to a further increase of 0.25% in certain circumstances in the interest rates we are charged on our borrowings under the Credit Agreement.  We also agreed to pay a 1% prepayment penalty if we refinance all or any portion of the term loans outstanding under the Credit Facility prior to November 4, 2005.

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

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to September 30, 2004) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(c)                                  On June 30, 1999, Holdings issued $430,000,000 principal amount of 9¾% Senior Notes due 2007 (the 2007 Senior Notes). In December 2002, we had repurchased $7,000,000 principal amount of the 2007 Senior Notes.  In January 2004, we redeemed the 2007 Senior Notes in full from the proceeds of the December 2003 issuance of our 9 5/8% Senior Notes due 2014 (see 4(g) below) and the proceeds of the $130.0 million increase in our term loan (see 4(b) above).  A gross loss of $25,178,000 due to the redemption of the 2007 Senior Notes, together with a related $9,567,000 tax benefit, was recognized in the first quarter of 2004.

(d)                                 On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes). As of September 30, 2004, we had repurchased $26,000,000 principal amount of the 2009 Senior Notes.  A gross loss of $1,321,000 due to this repurchase, together with a related $502,000 tax benefit, was recognized in the first nine months of 2004.  The 2009 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2009 Senior Notes require annual interest payments of approximately $33,155,000 (9½% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2009.  The 2009 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2005, at varying redemption prices beginning at 104.75% and reducing annually until maturity.  The net proceeds of the 2009 Senior Notes were used to repurchase senior notes of Six Flags Operations and to repay borrowings under the multicurrency revolving portion of the Credit Facility (see Note 4(b)).

The indenture under which the 2009 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates, among other things.

(e)                                  On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes).  As of September 30, 2004, we had repurchased $77,000,000 principal amount of the 2010 Senior Notes.  A gross loss of $1,365,000 due to this repurchase, together with a related $519,000 tax benefit, was recognized in the first nine months of 2004.  The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $35,766,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

(f)                                    On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the 2013 Senior Notes).  As of September 30, 2004, we had repurchased $42,000,000 principal amount of the 2013 Senior Notes. A gross loss of $1,980,000 due to this repurchase, together with a related $752,000 tax benefit, was recognized in the first nine months of 2004.  The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013 Senior Notes require annual interest payments of approximately $37,830,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of the Senior Discount Notes (see Note 4(a)).

(g)                                 On December 5, 2003, Holdings issued $325,000,000 principal amount of 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of September 30, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes.  A gross loss of $837,000 due to this repurchase, together with a related $318,000 tax benefit, was recognized in the first nine months of 2004.  The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2014 Senior Notes require annual interest payments of approximately $29,708,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. All of the net proceeds of the 2014 Senior Notes were used to redeem a portion of the 2007 Senior Notes (see Note 4(c)).

5.                                      Commitments and Contingencies

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own the two Partnership Parks, Six Flags Over Texas and Six Flags Over Georgia.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $53,200,000 (as of 2004 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks (including in respect of limited partnership units we own) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On September 30, 2004, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in 2004. The maximum unit purchase obligations for 2005 at both parks will aggregate approximately $215.5 million.

In October, 2004, the settlement of a purported class action litigation in the California Superior Court for Los Angeles County became effective.  The plaintiffs in the litigation had alleged that security and other practices at our parks in Valencia, California, discriminated against visitors on the basis of race, color, ethnicity, national origin and/or physical appearance, and had asserted claims under California statutes and common law.  Under the terms of the settlement, we paid $5,625,000 into a settlement fund, provided 7,000 free tickets to the Valencia park, and accepted certain injunctive relief, in exchange for a complete, class-wide release of all claims within the scope of the master complaint, other than claims by sixteen individuals who requested exclusion from the class.  We have received a payment of $1.5 million from one of the two applicable insurance companies.  We have commenced legal action against the other insurer.

On May 2, 2004, a fatality occurred on a roller coaster at Six Flags New England, and on September 1, 2004 a lawsuit was commenced against us and the ride manufacturer on behalf of the decedent’s estate and members of his immediate family.  The park is covered by our multi-layered general liability insurance coverage of up to $100.0 million per occurrence, with a $2.5 million self-insurance retention.  At this time we do not believe that the impact of this incident, including the resulting lawsuit, will have a material adverse effect on our consolidated financial position, operations or liquidity.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is generally $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 to November 15, 2003).  For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.

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

6.                                      Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $1,371,000 and $1,528,000, respectively, for the quarters ended September 30, 2004 and 2003 and $4,113,000 and $4,328,000, respectively, for the nine months ended September 30, 2004 and 2003.

In April 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues.  In addition, we lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options).  We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site.  We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.  We also have an option through February 2007 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20%

share of Marine World’s cash flow).  We have withdrawn the exercise notice we had previously delivered.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Theme park revenue	$527,409	$545,192	$928,633	$950,426
Theme park cash expenses	(240,170)	(232,099)	(597,214)	(582,425)
Aggregate park EBITDA	287,239	313,093	331,419	368,001

Minority interest in earnings - EBITDA	(27,185)	(28,054)	(45,809)	(44,255)
Corporate expenses	(6,211)	(7,120)	(19,718)	(20,269)
Non-cash compensation	(160)	(25)	(482)	(76)
Other income (expenses)	(15,292)	(1,001)	(51,235)	(28,939)
Minority interest in earnings – depreciation and other expense	1,371	1,528	4,113	4,328
Depreciation and amortization	(37,484)	(35,403)	(111,289)	(106,453)
Interest expense	(46,668)	(52,417)	(148,453)	(160,619)
Interest income	1,873	873	2,635	1,426
Income (loss) from continuing operations before income taxes	$157,483	$191,474	$(38,819)	$13,144

After giving effect to the discontinued operations, all of our parks are located in the United States except one park located in Mexico and one located in Canada. The assets and operations of the park in Madrid, which we manage (but do not own), are not included in these tables.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first nine months of 2004 and 2003.

2004:

	(In thousands)
	Domestic	Foreign	Total

Long-lived assets	$3,144,969	$129,610	$3,274,579
Revenues	873,685	54,948	928,633

2003:

	(In thousands)
	Domestic	Foreign	Total
Long-lived assets.	$3,235,212	$126,586	$3,361,798
Revenues	896,640	53,786	950,426

Long-lived assets include property and equipment and intangible assets.

8.                                      Pension Benefits

As part of the acquisitions of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the Plan).  The Plan covered substantially all of SFTP’s employees.  Subsequent to that acquisition the Plan was amended to cover substantially all of our domestic full-time employees.  The Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  Plan assets are invested primarily in common stock and mutual funds.  The Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

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

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$1,339	$1,183	$3,955	$3,547
Interest cost	2,058	1,922	6,210	5,767
Expected return on plan assets	(2,079)	(1,715)	(6,053)	(5,145)
Amortization of prior service cost	76	76	226	226
Recognized net actuarial loss	643	815	1,969	2,445
Net periodic benefit cost	$2,037	$2,281	$6,307	$6,840

Weighted-average assumptions to determine net cost

Discount Rate	6.125%	6.500%	6.125%	6.500%
Rate of Compensation Increase	3.750%	4.000%	3.750%	4.000%
Expected Return on Plan Assets	8.750%	9.000%	8.750%	9.000%

Employer Contributions

In our 2003 consolidated financial statements, we disclosed that we expected to contribute $6,897,000 to our pension plans in 2004. In April 2004 the Pension Funding Equity Act was signed into law. This legislation reduced the amount of contributions required to be made to the Plan in fiscal year 2004 by $3,749,000. As a result, the contribution for fiscal year 2004 was $3,149,000. We contributed $1,250,000 to the Plan in the second quarter of 2004 and contributed the remaining amount of $1,899,000 in the third quarter of 2004.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and nine-month periods ended September 30, 2004 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round.

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

As of September 30, 2004, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one in Canada.  We also manage one park in Europe.  In April 2004 we sold in two separate transactions our seven wholly-owned parks in Europe and Six Flags Worlds of Adventure in Ohio.  The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004 reflect the results of the sold facilities for the periods prior to their sale as discontinued operations.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53.8% of revenues in the first nine months of 2004 and 54.8% in the comparable period of 2003) and the sale of food, merchandise, games and attractions inside our parks.  Revenues in the first nine months of 2004 decreased 2.3% over the comparable period of 2003.  The decrease resulted from a 4.5% decrease in attendance offset in part by a 2.3% increase in per capita revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

We expect to make approximately $130 million of capital expenditures for the 2005 season, adding a wide array of attractions at many of our parks.  These additions include a major expansion to our New Jersey facility, which will include the introduction of a major new roller coaster, and the addition of a water park to our Chicago park.  We plan to showcase the new rides and attractions in the second year of the new marketing and advertising campaigns we launched in 2004.  We also plan to continue in 2005 the guest service enhancements we introduced in 2004.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our

Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 discussed our most critical accounting policies.  Although there have been no material subsequent developments with respect to any critical accounting policies discussed in those reports, the following includes additional information regarding one of our critical accounting policies.

Valuation of long-lived and intangible assets and goodwill

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, as of January 1, 2002, we ceased amortizing approximately $1.2 billion of goodwill. We had recorded approximately $57.3 million of goodwill amortization (including equity method goodwill, exclusive of tax effect) on these amounts during 2001 and would have recorded a comparable amount of amortization during 2002 and 2003.  Had SFAS No. 142 been in effect during 2001, the net loss applicable to common stock for the year would have decreased to $27.3 million (or $0.31 per basic share).  In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter, which we do as of the end of each year, and more frequently upon the occurrence of certain events. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations.  The loss was retroactively recorded in the first quarter of 2002, which was restated for this loss, in accordance with the requirements of SFAS No. 142.  For 2003 we determined the fair value of our North American assets by using the discounted cash flow method, that is, we estimated cash flow applicable to our North American unit (after deducting estimated capital expenditures), applied a multiple to such amount based on the stock price multiple for the industry, and discounted the result by an amount equal to our cost of capital.  Based on the foregoing, no impairment was required for 2003.  Our unamortized goodwill after impairment was $1,216.7 million at December 31, 2003.

As described above, the Company evaluates the carrying value of its long-lived assets using a discounted cash flow analysis that combines current net results (on a cash basis) with expected levels of future capital expenditures and then discounts the results, giving effect to the stock price multiple for the industry over a period of time.  If revenues decrease without a corresponding decrease in operating expenses and capital expenditures, this would increase the likelihood of goodwill impairment.  If valuations reflected in stock prices or theme park acquisitions decrease over time, this would also increase the likelihood of goodwill impairment.  If revenues increase faster than operating expenses and capital expenditures, this would decrease the likelihood of goodwill impairment.  The Company will perform its annual impairment review as of December 31, 2004.  However, based upon the 2003 and 2004 performance trends, there is currently an increased likelihood of goodwill impairment at the time of our annual impairment review.

Summary of Operations

Summary data for the three and nine months ended September 30 were as follows (in thousands, except per capita revenue):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2004	2003	Change	2004	2003	Change
Total revenue	$527,409	$545,192	(3.3)%	$928,633	$950,426	(2.3)%
Operating expenses	145,480	141,693	2.7	366,173	349,254	4.8
Selling, general and administrative	57,680	55,081	4.7	171,698	177,462	(3.3)
Non-cash compensation	160	25	540.0	482	76	534.2
Costs of products sold	43,221	42,445	1.8	79,061	75,978	4.1
Depreciation and amortization	37,484	35,403	5.9	111,289	106,453	4.5
Income from operations	243,384	270,545	(10.0)	199,930	241,203	(17.1)
Interest expense, net	(44,795)	(51,544)	(13.1)	(145,818)	(159,193)	(8.4)
Minority interest	(25,814)	(26,526)	(2.7)	(41,696)	(39,927)	4.4
Early repurchase of debt	(490)	—	—	(31,862)	(27,592)	15.5
Other income (expense)	(14,802)	(1,001)	1,378.7	(19,373)	(1,347)	1,338.2
Income (loss) from continuing operations before income taxes	157,483	191,474	(17.8)	(38,819)	13,144	(395.3)
Income tax expense	101,116	74,440	35.8	28,898	8,899	224.7
Income (loss) from continuing operations	$56,367	$117,034	(51.8)	$(67,717)	$4,245	(1,695.2)

Other Data:
Attendance	16,974	17,836	(4.8)%	29,745	31,146	(4.5)%
Per capita revenue	$31.07	$30.57	1.6	$31.22	$30.51	2.3

Three months ended September 30, 2004 vs. three months ended September 30, 2003

Revenue in the third quarter of 2004 totaled $527.4 million compared to $545.2 million for the third quarter of 2003.  The decrease in the 2004 period results from a 4.8% decrease in attendance, offset in part by a 1.6% increase in per capita revenue.  We believe that the attendance decline is largely attributable to adverse weather in several of our major markets and the effects of a challenging economic environment for our target audience.

Operating expenses for the third quarter of 2004 increased $3.8 million (2.7%) compared to expenses for the third quarter of 2003.  The increase primarily reflects planned increases in salary and wage and fringe benefit expense (approximately $4.1 million) and repair and maintenance expenditures (approximately $0.4 million) as part of the implementation of our plan to enhance guest services generally.

Selling, general and administrative expenses for the third quarter of 2004 increased $2.6 million (4.7%) compared to comparable expenses for the third quarter of 2003.  The increase primarily relates to increased advertising expenses in the third quarter in 2004.

The $0.1 million increase in the 2004 quarter in non-cash compensation reflects the grant in January 2004 of 425,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to new employment agreements.

Costs of products sold in the 2004 period increased $0.8 million (1.8%) compared to costs for the third quarter of 2003, reflecting increased costs for food, merchandise and games inventories, as well as higher freight costs.  As a percentage of theme park food, merchandise and other revenue, cost of products sold increased to 17.9% in the 2004 quarter compared to 17.4% in the prior year period.

Depreciation and amortization expense for the third quarter of 2004 increased $2.1 million (5.9%) compared to the third quarter of 2003.  The increase compared to the 2003 level was attributable to our on-going capital program.  Interest expense, net decreased $6.7 million (13.1%) compared to the third quarter of 2003, reflecting primarily lower debt levels.

Minority interest reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  The relatively consistent amount in the two periods reflects the consistent year-over-year performance of these parks in the aggregate.

The expense in the third quarter of 2004 for early repurchase of debt reflects the repurchase of $37.0 million principal amount of public debt from a portion of the proceeds of the sale in April 2004 of our European division and Six Flags Worlds of Adventure. See Note 4 to Notes to Consolidated Financial Statements.

The increase in other expense in the 2004 period primarily reflects the $14.4 million write off of the book value of our investment in the owner of the Madrid park we manage and related intangible assets.  See Note 3 to Notes to Consolidated Financial Statements.

Income tax expense was $101.1 million for the third quarter of 2004 compared to $74.4 million for the third quarter of 2003.  The effective tax rate for the third quarter of 2004 and 2003 was 64.2% and 38.9%, respectively.  The increase in the effective rate for the third quarter of 2004 reflects the valuation allowance applied to our net deferred tax assets during the quarter.  See Note 1 to the Notes to the Consolidated Financial Statements.

Nine months ended September 30, 2004 vs. nine months ended September 30, 2003

Revenue in the first nine months of 2004 totaled $928.6 million compared to $950.4 million for the first nine months of 2003.  The decrease in the 2004 period results from a 4.5% decrease in attendance offset in part by a 2.3% increase in per capita revenue.  We believe that the attendance decline is largely attributable to adverse weather in several of our major markets and the effects of a challenging economic environment for our target audience.

Operating expenses for the first nine months of 2004 increased $16.9 million (4.8%) compared to expenses for the first nine months of 2003.  The increase primarily reflects planned increases in salary and wage and fringe benefit expense (approximately $11.3 million) and repair and maintenance expenditures (approximately $5.3 million) as part of the implementation of our plan to enhance guest services generally.

Selling, general and administrative expenses for the first nine months of 2004 decreased $5.8 million (3.2%) compared to comparable expenses for the first nine months of 2003. The decrease primarily relates to a reduction in certain insurance expenses (approximately $4.4 million) and outside services (approximately $2.1 million).

The $0.4 million increase in the 2004 period in non-cash compensation reflects the grant in January 2004 of 425,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to new employment agreements.

Costs of products sold in the 2004 period increased $3.1 million (4.1%) compared to costs for the first nine months of 2003, reflecting increased costs for food, merchandise and games inventories, as well as higher freight costs.  As a percentage of theme park food, merchandise and other revenue, cost of products sold increased to 18.4% in the first nine months of 2004 compared to 17.7% in the prior year period.

Depreciation and amortization expense for the first nine months of 2004 increased $4.8 million (4.5%) compared to the first nine months of 2003.  The increase compared to the 2003 level was attributable to our on-going capital program.  Interest expense, net decreased $13.4 million (8.4%) compared to the first nine months of 2003, reflecting primarily lower debt levels.

Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  The increase in the 2004 period in the minority interest in earnings reflects the improved performance in that period at certain of the less than wholly-owned parks as compared to the prior-year period.

The expense in the first nine months of 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes from the proceeds of our 2014 Senior Notes as well as the repayment of $248.3 million principal amount of debt from a portion of the proceeds of the sale in April 2004 of the discontinued operations.  The expense in the comparable period of 2003 reflects the retirement of $401 million of our Senior Discount Notes in that period, principally from the proceeds of the issuance of our 2013 Senior Notes.  See Note 4 to Notes to Consolidated Financial Statements.

The increase in other expense in the 2004 period primarily reflects the $14.4 million write off of the book value of our investment in the owner of the Madrid park we manage and related intangible assets.  See Note 3 to Notes to Consolidated Financial Statements.

Income tax expense was $28.9 million for the first nine months of 2004 compared to an expense of $8.9 million for the first nine months of 2003.  Income tax expense in the first nine months of 2004 was adversely affected by the valuation allowance applied to our U.S. net referred tax assets during that period and income tax expense attributable to our Canadian and Mexican operations.  See Note 1 to Notes to Consolidated Financial Statements.

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

Following are components of the net results of discontinued operations for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004.  The 2004 period covers only the period up to the date on which the operations were sold (April 8, 2004), whereas the 2003 periods include the results for the entire periods presented.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
	(in thousands)
Operating revenue	$110,251	$3,286	$173,264
Loss on sale of discontinued operations	$—	$(310,281)	$—
Income (loss) from discontinued operations before income taxes	43,274	(34,667)	17,621
Income tax (expense) benefit	(20,135)	57,387	(4,067)
Net results of discontinued operations	$23,139	$(287,561)	$13,554

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”).  We did not pay a dividend on our common stock during 2003, nor do we expect to pay such dividends in 2004 or 2005.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, weather conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See “Business – Risk Factors,” contained in the 2003 Form 10-K.  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and to seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.

At September 30, 2004, our total debt aggregated $2,120.8 million, of which approximately $16.4 million was scheduled to mature prior to September 30, 2005.  Based on interest rates at September 30, 2004 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2004 on the debt outstanding at September 30 will aggregate approximately $175.4 million.  In addition, annual dividend payments on our outstanding preferred stock are $20.8 million, payable at our option in cash or shares of common stock.  We plan on spending approximately $130 million on capital expenditures for the 2005 season.  At September 30, 2004, we had approximately $177.5 million of cash and $380.3 million available under our credit facility, including the entire $300.0 million working capital revolver.

Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolving credit portion of our credit agreement in order to fund off-season expenses.  Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change.  Although we are currently in compliance with all of these conditions, on November 5, 2004, we entered into an amendment to our credit facility which relaxed the leverage ratio through 2006 and the fixed charge coverage ratio through 2007.  If we were to become unable to borrow under the facility, we would likely be unable to pay in full our off-season obligations.  The working capital facility expires in June 2008.  The terms and availability of our credit facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

During the nine months ended September 30, 2004, net cash provided by operating activities was $114.7 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash provided by investing activities in the first nine months of 2004 was $560.5 million, consisting primarily of net proceeds from the sale of the discontinued operations and maturities of restricted use investments (representing the net proceeds from our December 2003 offering of the 2014 Senior Notes, which had been held in escrow to fund a portion of the redemption in January 2004 of the 2007 Senior Notes), offset in part by capital expenditures.  Net cash used in financing activities in the first nine months of 2004 was $595.9 million, representing the repayment of $988.8 million of debt (including $422.6 million of the 2007 Senior Notes, $76.6 million of the term loan portion of our credit facility and $161.1 million of various series of our outstanding public debt), payment of preferred stock dividends and payment of debt issuance costs, offset in part by $411.0 million in borrowings under our credit facility (including the $130.0 million expansion of our term loan).

Long-term debt and preferred stock

Our debt at September 30, 2004 included $1,446.4 million of fixed-rate senior notes, with staggered maturities ranging from 2009 to 2014, $653.4 million under the term loan portion of our credit facility and $21.1 million of other indebtedness, including $15.8 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our credit facility includes a $655.0 million term loan ($653.4 million of which was outstanding at September 30, 2004); a $100.0 million multicurrency reducing revolver facility (none of which was outstanding at September 30, 2004) and a $300.0 million working capital revolver (none of which was outstanding at that date).  The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the credit facility, the maturity of the term loan will be shortened to (i) August 1, 2008, if prior to such dates we do not repay or refinance the $349 million principal amount of our 9 ½% senior notes due 2009 or (ii) December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

From March 31, 2004 through September 30, 2004, we have prepaid $75.0 million of the term loan and prepaid or retired an additional $173.3 million of other debt from proceeds of the sales of the discontinued operations.

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

We plan on making approximately $3.0 million of capital expenditures at these parks for the 2005 season, an amount in excess of the minimum required expenditure.  We were not required to purchase any units in the 2004 offer to purchase.   Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2005 is an aggregate of approximately $215.5 million, representing approximately 40.0% of the outstanding units of the Georgia park and 31.1% of the outstanding units of the Texas park.  The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $63.2 million of aggregate net cash provided by operating activities during 2003.  At September 30, 2004, we had total loans outstanding of $111.8 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Other obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through May, 2005.  Effective June 1, 2005, the license fee is payable based upon the number of domestic parks utilizing the licensed characters.  Based on current usage, the annual fee will increase to approximately $4.0 million at that time.  In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise.

Although we are contractually committed to make approximately $25 million of capital expenditures at one park over the next several years, the vast majority of our capital expenditures in 2005 and beyond will be made on a discretionary basis.  We plan on spending approximately $130 million on capital expenditures for the 2005 season.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the prior policies, the current policies, which expire in October 2005 (liability and property insurance), cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not generally have larger self-insurance retentions.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

We expect to make contributions of approximately $9.5 million in 2005 in respect of our pension and 401(k) plans.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2003 Form 10-K is incorporated herein by reference.  Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk.  As of September 30, 2004, there have been no material changes in our market risk exposure from that disclosed in the 2003 Form 10-K.

Item 4.           Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1– 5

Not applicable.

Item 6 - Exhibits

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

Date:   November 9, 2004