Form 10-K
period 2004-12-31
SIX FLAGS INC
filed 2005-03-16
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (405) 475-2500

Securities registered pursuant to Sec. 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares of common stock, par value $.025 per share, with Rights to Purchase Series A Junior Preferred Stock	New York Stock Exchange

Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7¼% Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Sec. 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors and officers of the Registrant are affiliates) computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

Approximately $661,962,000 as of June 30, 2004 (based on the last sales price on such date as reported on the New York Stock Exchange).  See “Item 5. —Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest most practicable date:

The number of shares of Common Stock of the Registrant outstanding as of March 1, 2005 was 93,106,528 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Item 10, as to directors, and by Items 11, 12, 13 and 14 is incorporated by reference to the Registrant’s proxy statement in connection with the annual meeting of stockholders to be held in June 2005, which will be filed by the Registrant within 120 days after the close of its 2004 fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) our belief that cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs for at least the next several years and (ii) our expectation to refinance all or a portion of our existing debt on or prior to maturity.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

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

•                                          changes in consumer spending patterns;

•                                          pending, threatened or future legal proceedings; and

•                                          the other factors that are described in “Business—Risk Factors.”

Any forward-looking statement made by us in this document speaks only as of the date on which we make it.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

*      *      *      *      *

•                  As used in this Report, unless the context requires otherwise, the terms “we,” “our” or “Six Flags” refer to Six Flags, Inc. and its consolidated subsidiaries.

•                  Looney Tunes, characters, names and all related indicia are trademarks of Warner Bros. © 2005, a division of Time Warner Entertainment Company, L.P. (“TWE”).  Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics © 2005, Cartoon Network and logo are trademarks of Cartoon Network © 2005.  Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc. © 2005, a subsidiary of Six Flags.  Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc. © 2005, a subsidiary of Six Flags.

PART I

ITEM 1.                             BUSINESS

Introduction

We are the largest regional theme park operator in the world, engaged solely in the theme park business.  The 30 parks we operate had attendance during 2004 of approximately 33.5 million.  These parks include 14 of the 50 most highly attended theme parks in North America and the largest paid admission theme park in Mexico.  These theme parks serve nine of the 10 largest metropolitan areas in the United States. We estimate that approximately two-thirds of the population of the continental United States live within a 150-mile radius of one of these parks.  In April 2004, prior to the commencement of our 2004 operating season, we sold our park outside Cleveland, Ohio, and seven parks in Europe, which we refer to as our “European Parks.”  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Discontinued Operations” and Note 2 to Notes to Consolidated Financial Statements.

In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. We have worldwide ownership of the “Six Flags” brand name.  To capitalize on this name recognition, 24 of our parks are branded as “Six Flags” parks, including thirteen parks that we have rebranded since the 1998 acquisition.

We hold exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico and other countries of certain Warner Bros. and DC Comics characters.  These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others.  In addition, our international license with Warner Bros. include the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, Flintstones and others.  We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets.  We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

Our parks are located in geographically diverse markets across North America. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets.  In the aggregate, during 2004 our theme parks offered more than 1,150 rides, including over 150 roller coasters, making us the leading provider of “thrill rides” in the industry.

We believe that our parks benefit from limited direct competition, since the combination of a limited supply of real estate appropriate for theme park development, high initial capital investment, long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of other theme parks in the United States, we estimate that it would cost at least $200 million and would take a minimum of two years to construct a new regional theme park comparable to one of our Six Flags theme parks.

Recent Developments

Amendment to Credit Agreement

On November 5, 2004, we entered into an amendment to our senior secured credit agreement (the “Credit Agreement”) pursuant to which we amended the covenants relating to the leverage ratio through 2006 and the fixed charge coverage ratio through 2007 in order to provide us with additional financial flexibility given the operating conditions we have been experiencing over the past few years. In exchange for our lenders’ consent to the amendment, we agreed to an increase of 0.25% in certain circumstances in the interest rates we are charged on our borrowings under the Credit Agreement. We also agreed to pay a 1% prepayment penalty if we refinance all or any portion of the term loans outstanding under our Credit Agreement prior to November 5, 2005. See Note 6(a) to Notes to Consolidated Financial Statements.

Convertible Notes Offering

In November 2004, we consummated the public offering (the ‘‘Convertible Notes Offering’’) of $299.0 million aggregate principal amount of our 4.50% Convertible Senior Notes due 2015 (the ‘‘Convertible Notes’’). Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of notes (approximately 47.1 million shares assuming full conversion), subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock.

Prior to December 30, 2004, net proceeds from the Convertible Notes Offering were used to repurchase $44.3 million aggregate principal amount of our outstanding 9 ½% Senior Notes due 2009 (the ‘‘2009 Notes’’) and $102.7 million aggregate principal amount of our outstanding 8 7/8% Senior Notes due 2010 (the ‘‘2010 Notes’’). In addition, on February 1, 2005, we redeemed $123.5 million aggregate principal amount of the 2009 Notes with the remaining net proceeds from the Convertible Notes Offering. See Note 6(g) to Notes to Consolidated Financial Statements.

Senior Note Offering

In January 2005, we issued (the “Senior Note Offering”) $195.0 million aggregate principal amount of our 9 5/8% Senior Notes due 2014 (the “2014 Notes”). The net proceeds from the Senior Note Offering were used to fund the redemption of the remaining $181.2 million aggregate principal amount of outstanding 2009 Notes on February 7, 2005, at the applicable redemption premium of 104.750%, plus accrued and unpaid interest to the redemption date. The notes were issued as additional notes under an indenture, dated as of December 5, 2003, between us and The Bank of New York, as trustee, pursuant to which on December 5, 2003, we initially issued $325.0 million aggregate principal amount of the 2014 Notes.  See Note 6(f) to Notes to Consolidated Financial Statements.

Termination of Warner Bros. Movie World Madrid Relationship

In November 2004, we entered into definitive termination and release agreements with respect to our involvement with Warner Bros. Movie World Madrid, a park in Madrid, Spain that we had managed since its opening in April 2002.  We recognized a $15.0 million loss on the transaction.  See Note 2 to Notes to Consolidated Financial Statements.

Description of Parks

Six Flags America

Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 48th largest theme park in North America. The park’s primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware.  This market provides the park with a permanent resident population base of approximately 7.4 million people within 50 miles and 12.4 million people within 100 miles.  Based on a 2004 survey of television households within designated market areas (“DMAs”) published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 23 DMAs in the United States, respectively.(1)

We own a site of 515 acres, with 131 acres currently used for park operations.  The remaining 384 acres, which are zoned for entertainment and recreational uses, provide us with ample expansion opportunity, as well as the potential to develop complementary operations.  We may also determine to dispose of some of the additional acreage not necessary for the park’s operations.

Six Flags America’s principal competitors are King’s Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia.  These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

Six Flags AstroWorld and Six Flags Splashtown

Six Flags AstroWorld, the 39th largest theme park in North America is a combination theme and water park located in Houston, Texas.  In May 1999, we acquired Six Flags Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld.  The Houston, Texas market provides the parks with a permanent resident population of 5.1 million people within 50 miles and 6.0 million people within 100 miles.  The Houston market is the number 11 DMA in the United States.

We own sites of approximately 100 acres used for the theme and water park and approximately 60 acres for Six Flags Splashtown.  Six Flags Splashtown competes with the water park at Six Flags AstroWorld.  Six Flags AstroWorld primarily competes with Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 200 miles from the park. In addition, the park competes with Six Flags Over Texas, our park located in Arlington, Texas, approximately 250 miles from the park and Six Flags New Orleans, approximately 360 miles from the park.

Six Flags Darien Lake & Camping Resort

Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 44th largest theme park in North America.  Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively.  The park’s primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada.  This market provides the park with a permanent resident population base of approximately 2.2 million people within 50 miles of the park and 3.1 million within 100 miles.  The Buffalo, Rochester and Syracuse markets are the number 46, number 75 and number 77 DMAs in the United States, respectively.

(1)                                  Park rankings are based on 2004 attendance as published in Amusement Business, an industry trade publicaton. All DMA rankings are based on the referenced survey.

The Six Flags Darien Lake property consists of approximately 980 acres, including 144 acres for the theme park, 242 acres of campgrounds and 594 acres of agricultural, undeveloped and water areas.  Six Flags Darien Lake also has a 20,000 seat amphitheater.  We have a long-term arrangement with an independent concert promoter to lease and operate the amphitheater.

Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by us.  The campgrounds include 700 developed campsites, including 440 recreational vehicles (RV’s) available for daily and weekly rental.  The campground is one of the largest in the United States.  In 2004, approximately 330,000 people used the Six Flags Darien Lake hotel and campgrounds.  Substantially all of the hotel and camping visitors visit the theme park.

Six Flags Darien Lake’s principal competitor is Paramount Canada’s Wonderland Park located in Toronto, Canada, approximately 125 miles from Six Flags Darien Lake.  In addition, Six Flags Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Six Flags Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities. The park will also compete with a hotel/indoor water park being built in Niagara Falls, approximately 50 miles from the park, which is expected to open in the spring of 2006.

Six Flags Elitch Gardens

Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Invesco Field at Mile High Stadium and the Pepsi Center Arena, and close to Coors Field.  Six Flags Elitch Gardens is the 49th largest theme park in North America.  The park’s primary market includes the greater Denver area, as well as most of central Colorado.  This market provides the park with a permanent resident population base of approximately 2.9 million people within 50 miles of the park and approximately 3.9 million people within 100 miles.  The Denver area is the number 18 DMA in the United States.  Six Flags Elitch Gardens has no significant direct competitors.

Six Flags Fiesta Texas

Six Flags Fiesta Texas, the 39th largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas.  The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.9 million people within 50 miles and approximately 3.5 million people within 100 miles.  The San Antonio market is the number 37 DMA in the United States.

Six Flags Fiesta Texas’ principal competitor is Sea World of Texas, also located in San Antonio.  In addition, the park competes to a lesser degree with Schlitterbahn, a water park located in New Braunfels, Texas (approximately 33 miles from the park), Six Flags AstroWorld, located in Houston, Texas (approximately 200 miles from the park), and Six Flags Over Texas located in Arlington, Texas (approximately 285 miles from the park).

Six Flags Great Adventure, Six Flags Hurricane Harbor and Six Flags Wild Safari

Six Flags Great Adventure, the 20th largest theme park in North America, the separately gated adjacent Six Flags Hurricane Harbor, the 13th largest water park in the United States, and Six Flags Wild Safari are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 14.3 million people within 50 miles and approximately 28.1 million people within 100 miles.  The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

We own a site of approximately 2,200 acres, of which approximately 240 acres are currently used for the theme park operations, approximately 45 acres are used for the water park and approximately 350 acres are used for the wildlife safari park.  Most of the balance of the site is available for future development.  The animal park is home to over 1,200 animals representing more than 55 species, which can be seen over a four and one-half mile drive.  Six Flags Great Adventure’s principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park.  The water park competes with several other water parks in the market.

Six Flags Great America

Six Flags Great America, the 25th largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin.  The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.8 million people within 50 miles and approximately 13.5 million people within 100 miles.  The Chicago and Milwaukee markets are the number 3 and number 32 DMAs in the United States, respectively.

We own a site of approximately 300 acres of which 92 are used for the theme park operations.  Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, our park located outside St. Louis, Missouri, approximately 320 miles from the park.

Six Flags Kentucky Kingdom

Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky.  Of the 58 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us.  The park’s primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee.  This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.8 million people within 100 miles.  The Louisville and Lexington markets are the number 50 and number 64 DMAs in the United States.

Six Flags Kentucky Kingdom’s only significant direct competitors are Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park and Holiday World located in Santa Claus, Indiana, approximately 75 miles from the park.

Six Flags Magic Mountain and Six Flags Hurricane Harbor

Six Flags Magic Mountain, the 21st largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor are located in Valencia, California, 30 miles north of Los Angeles.  The Los Angeles, California market provides the parks with a permanent resident population of approximately 10.6 million people within 50 miles and approximately 17.6 million people within 100 miles.  The Los Angeles market is the number 2 DMA in the United States.

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

Six Flags Marine World

Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 36th  largest theme park in North America.  Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento.  This market provides the park with a permanent resident population base of approximately 5.8 million people within 50 miles and approximately 10.7 million people within 100 miles.  The San Francisco/Oakland and Sacramento areas are the number 6 and number 19 DMAs in the United States, respectively.

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

Six Flags Marine World’s principal competitors are Underwater World at Pier 39 in San Francisco, Great America in Santa Clara, Bonfante Gardens in Gilroy and Outer Bay at Monterey Bay Aquarium.  These attractions are located approximately 30, 60, 100 and 130 miles from Six Flags Marine World, respectively.

During the fourth quarter of 2003, we adopted FASB Interpretation No. 46 - Revised (“FIN 46”), which has resulted in our consolidating the results of Six Flags Marine World in our consolidated financial statements.  See Notes 1(b) and 4 to Notes to Consolidated Financial Statements.

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

Six Flags New England

Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston.  Six Flags New England is the 35th  largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York.  This market provides the park with a permanent resident population base of approximately 3.2 million people within 50 miles and 15.7 million people within 100 miles.  Springfield, Providence, Hartford/New Haven and Boston are the number 106, number 49, number 27 and number 5 DMAs in the United States.  Six Flags New England is comprised of approximately 230 acres, with 127 acres currently used for park operations, 12 acres for a picnic grove and approximately 91 undeveloped acres.

Six Flags New England’s only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England.  To a lesser extent, Six Flags New England competes with The Great Escape, our park located in Lake George, New York, approximately 150 miles from Six Flags New England.

Six Flags New Orleans

Six Flags New Orleans is a theme park located in New Orleans, Louisiana.  The facility is located on approximately 140 acres.  The New Orleans market provides the park with a permanent resident population of approximately 1.6 million people within 50 miles and approximately 3.1 million people within 100 miles.  The New Orleans market is the number 43 DMA in the United States.  We lease, on a long-term basis, the land on which the park is located together with most of the rides and attractions existing at the park. We also own a separate 66 acre parcel available for complementary uses.  The park competes with Six Flags Houston, located approximately 360 miles from the park, and Dixie Landin’ and Blue Bayou, located approximately 75 miles from Six Flags New Orleans.

Six Flags Over Georgia and Six Flags White Water Atlanta

Six Flags Over Georgia, the 30th largest theme park in North America is located on approximately 280 acres, 10 miles outside of Atlanta, Georgia.  The Atlanta, Georgia market provides the park with a permanent resident population of approximately 4.7 million people within 50 miles and approximately 7.6 million people within 100 miles.  The Atlanta market is the number 9 DMA in the United States.

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

Partnership Structure.  On March 18, 1997, Six Flags completed arrangements pursuant to which we will manage the Georgia park through 2026.  Under these arrangements, the Georgia park is owned (excluding real property) by the Georgia Partnership of which our subsidiary is the managing general partner.  In the second quarter of 1997, Six Flags made a tender offer for partnership interests (“LP Units”) in the 99% limited partner of the Georgia Partnership (the “Georgia Limited Partner”), that valued the Georgia park at $250 million.  Six Flags purchased approximately 25% of the LP Units in the 1997 tender offer at an aggregate price of $62.7 million.  See “Business - Partnership Park Arrangements” for a more detailed discussion of our obligations under the Georgia partnership arrangements.

By virtue of our adoption in the fourth quarter of 2003 of FIN 46, we now consolidate the operations of the Georgia park and Six Flags White Water Atlanta in our consolidated financial statements.  See Notes 1(b), 4 and 12 to Notes to Consolidated Financial Statements.

Six Flags Over Texas and Six Flags Hurricane Harbor

Six Flags Over Texas, the 26th largest theme park in North America, and the separately gated Six Flags Hurricane Harbor, the 10th largest water park in the United States, are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas.  The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately 5.6 million people within 50 miles and approximately 6.7 million people within 100 miles.  The Dallas/Fort Worth market is the number 7 DMA in the United States.

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

Partnership Structure.  Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the “Texas Partnership”), a Texas limited partnership of which the 1% general partner is our wholly-owned subsidiary, and the 99% limited partner is Six Flags Fund II, Ltd., a Texas limited partnership (the “Texas Limited Partner”) which is unaffiliated with us except that we own approximately 37% of the limited partnership units in the Texas Limited Partner.  We purchased approximately 33% of the units in a tender offer in 1998 at an aggregate price of $126.2 million.  Six Flags Hurricane Harbor is 100% owned by us and is not included in these partnership arrangements.  See “Business - Partnership Park Arrangements” for a more detailed discussion of our obligations under the Texas partnership arrangements.

By virtue of our adoption in the fourth quarter of 2003 of FIN 46, we now consolidate the operations of the Texas park in our consolidated financial statements.  See Notes 1(b), 4 and 12 to Notes to Consolidated Financial Statements.

Six Flags St. Louis

Six Flags St. Louis, the 41st largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri.  The St. Louis market provides the park with a permanent resident population of approximately 2.7 million people within 50 miles and approximately 3.9 million people within 100 miles.  The St. Louis market is the number 21 DMA in the United States.

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

Six Flags Waterworld Parks

The Waterworld Parks consist of two water parks (Six Flags Waterworld USA/Concord and Six Flags Waterworld USA/Sacramento).

Six Flags Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco.  The park’s primary market includes nearly all of the San Francisco Bay area.  This market provides the park with a permanent resident population base of approximately 7.6 million people within 50 miles of the park and 11.2 million people within 100 miles.  The San Francisco Bay market is the number 6 DMA in the United States.

Six Flags Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility’s primary market includes Sacramento and the immediate surrounding area.  This market provides the park with a permanent resident population base of approximately 3.2 million people within 50 miles of the park and 10.9 million people within 100 miles. The Sacramento market is the number 19 DMA in the United States.

Both facilities are leased under ground leases expiring in 2015 with, subject to the satisfaction of certain conditions, one ten-year renewal option (in the case of Sacramento) and 2025, with five five-year renewal options (in the case of Concord).  The Concord site includes approximately 21 acres.  The Sacramento facility is located on approximately 14 acres.  Concord’s only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from that facility.  Sacramento’s only significant competitor is Sunsplash located in northeast Sacramento, approximately 20 miles from that facility.

Enchanted Village and Wild Waves

Enchanted Village and Wild Waves is a water and rides park located near Seattle, Washington.  The facility is located on approximately 65 acres.  The Seattle-Tacoma market provides the park with a permanent resident population of approximately 3.6 million people within 50 miles and approximately 4.6 million people within 100 miles.  The Seattle-Tacoma market is the number 12 DMA in the United States. The park does not have any significant direct competitors.

Frontier City

Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa.  The park’s market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa.  This market provides the park with a permanent resident population base of approximately 1.3 million people within 50 miles of the park and 2.6 million people within 100 miles.  The Oklahoma City and Tulsa markets are the number 45 and number 60 DMAs in the United States, respectively.

We own a site of approximately 109 acres, with 55 acres currently used for park operations.  Frontier City’s only significant competitor is Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

La Ronde

La Ronde, a theme park located in the City of Montreal, is the 46th largest theme park in North America. The park is located on the 146 acre site of the 1967 Montreal Worlds Fair.  Montreal has a metropolitan population of approximately 3.7 million and is a major tourist destination.  This market provides the park with a permanent resident population base of approximately 4.3 million people within 50 miles of the park and 5.8 million people within 100 miles.  The park’s only competitors are our park at Lake George, The Great Escape, and Paramount Canada’s Wonderland, approximately 170 miles and 370 miles, respectively, from La Ronde.

The Great Escape

The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany.  The park’s primary market includes the Lake George tourist population and the upstate New York and western New England resident population.  This market provides the park with a permanent resident population base of approximately 1.1 million people within 50 miles of the park and  3.2 million people within 100 miles.  According to information released by local governmental agencies, approximately 4.5 million tourists visited the Lake George area in 2002.  The Albany market is the number 55 DMA in the United States

We hold a 41% interest in a joint venture that is constructing a hotel and indoor water park across from the park.  We will manage the facility once it opens, which is expected to occur in early 2006.  Along with one of our other partners in the joint venture, we have guaranteed the payment of a $31.0 million construction loan incurred by the joint venture.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity, Capital Commitments and Resources - Off-balance sheet arrangements and aggregate contractual obligations.”

The Great Escape is located on a site of approximately 357 acres, with 132 acres currently used for park operations.  Approximately 32 of the undeveloped acres are suitable for park expansion.  The Great Escape’s only significant direct competitor is Six Flags New England, our park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape.  In addition, there is a smaller water park located in Lake George.

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

Wyandot Lake

Wyandot Lake is mainly a water park, but also offers traditional amusement park attractions with 15 “dry” rides, games, shows and a large catering facility.  It is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo.  The park’s primary market includes the Columbus metropolitan area and other central Ohio towns.  This market provides the park with a permanent resident population base of approximately 2.2 million people within 50 miles of the park and approximately 6.8 million people within 100 miles.  The Columbus market is the number 34 DMA in the United States.

We lease from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983.  The current lease expires in 2005, with options through 2008.  The land leased by Wyandot Lake consists of approximately 18 acres.  The park shares parking facilities with the Columbus Zoo.

Wyandot Lake’s direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio.  Each of these parks is located approximately 100 miles from Wyandot Lake.  Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

Partnership Park Arrangements

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”).  These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $54.9 million in 2005 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2005 approximately $17.7 million based on our present ownership of 25% of the Georgia partnership and 37% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at prices described below.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of Texas.

The purchase price for the annual offer to purchase units is based on the greater of (i) $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) (the “Specified Prices”) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of Georgia) and 8.5 (in the case of Texas).  In 2027 and 2028, we have the option to purchase all remaining units in the Georgia partnerships and Texas partnership respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment.

In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the “Subordinated Indemnity Agreement”) with certain Six Flags entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of the Six Flags obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Partnership Park Obligations” and Note 12 to Notes to Consolidated Financial Statements.

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

Group sales and pre-sold tickets represented approximately 33% of aggregate attendance in 2004 at the parks which we owned or operated during that season. Each park has a group sales and pre-sold ticket manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate ‘‘word-of-mouth’’ advertising for the parks. During 2004, season pass attendance constituted approximately 24% of the total attendance at parks we owned or operated during that season.

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

Licenses

We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and other countries.  In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, the Cartoon Network and Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at theme parks throughout Europe and in Mexico and Latin and South America. In addition to basic license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters.  The royalty fee is generally equal to 12% of the cost to the Company of the merchandise.  Warner Bros. has the right to terminate the license agreements under certain circumstances including if any persons involved in the movie or television industries obtain control of us and upon a default under the Subordinated Indemnity Agreement.

Park Operations

We currently operate in geographically diverse markets in North America.  Each of our parks is operated to the extent practicable as a separate operating division in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of our regional Executive Vice Presidents (each of whom reports to our Chief Executive Officer). The general manager is responsible for all operations and management of the individual park. We also have an Executive Vice President responsible for retail and in-park spending at all of our parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

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

Our level of capital expenditures is directly related to what we believe to be the optimum mix of rides and attractions given park attendance and market penetration. These targeted expenditures are intended to drive attendance growth at the parks and to provide an appropriate complement of entertainment value, depending on the size of a particular market. As an individual park begins to reach an appropriate attendance penetration for its market, management generally plans a new ride or attraction every two to four years in order to enhance the park’s entertainment product.

Maintenance and Inspection

Our rides are inspected daily by maintenance personnel during the operating season.  These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 1,000 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

In addition to our maintenance and inspection procedures, third party consultants are retained by us or our liability insurance carriers to perform an annual inspection of each park and all attractions and related maintenance procedures. The results of these inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations.  In certain states, state inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at our parks in order to train life guards and audit safety procedures.

Insurance

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 at our U.S. parks, our self-insured retention is $2.5 million per occurrence.  For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence.  Retention levels for our international parks are nominal.  Our self-insured retention after November 15, 2003 is $0.75 million for workers compensation claims ($0.5 million for the two prior years). For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. We also maintain fire and extended coverage, workers’ compensation, business interruption and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.  Since October 1, 2002, our property insurance policies (which includes business interruption insurance) have not covered risks related to terrorist activities.  During

2001, 2002 and 2003 the premiums payable with respect to our insurance increased significantly.  However, our current property and liability insurance policies, which expire in October 2005, do not require higher aggregate premiums than the prior policies that expired in 2004.

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

Seasonality

Our operations are highly seasonal, with more than 85% of park attendance occurring in the second and third calendar quarters of each year and the most active period falling between Memorial Day and Labor Day.  More than 85% of our revenues are earned in the second and third quarters of each year.

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

Employees

At February 15, 2005, we employed approximately 2,370 full-time employees, and we employed approximately 34,900 seasonal employees during the 2004 operating season.  In this regard, we compete with other local employers for qualified student and other candidates on a season-by-season basis.  As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 14.4% of our full-time and approximately 6.9% of our seasonal employees are subject to labor agreements with local chapters of national unions.  These labor agreements expire in December 2005 (Six Flags Over Georgia, Six Flags Great Adventure and Six Flags Magic Mountain),

January 2006 (Six Flags Over Texas and Six Flags St. Louis) and December 31, 2004 through December 31, 2007 (La Ronde).  Other than a strike at La Ronde involving five employees which was settled in January 2004, and recognitional picketing at Six Flags New England in February 2005 by 11 employees in anticipation of an election to be held in mid 2005 involving up to approximately 45 employees, we have not experienced any strikes or work stoppages by our employees, and we consider our employee relations to be good.

Executive Officers of the Registrant

Name	Age as of March 1, 2005	Position

Kieran E. Burke	(47)

Director, Chairman of the Board and Chief Executive Officer since June 1994; President and Chief Operating Officer since June 2004; Director, President and Chief Executive Officer from October 1989 through June 1994.

James F. Dannhauser	(52)	Chief Financial Officer since October 1, 1995; Director since October 1992; prior to June 1996, Managing Director of Lepercq, de Neuflize & Co. Incorporated for more than five years.

John E. Bement	(52)	Executive Vice President/Retail since May 1998; General Manager of Six Flags Over Georgia from January 1993 to May 1998.

Hue W. Eichelberger	(46)	Executive Vice President/Eastern Region since February 1996; General Manager of Six Flags America from May 1992 to 1996; Park Manager of White Water Bay from February 1991 to May 1992.

Thomas J. Iven	(46)

Executive Vice President/Western Region since November 2000; General Manager of Six Flags St. Louis from August 1998 to November 2000; Regional Director of Retail Operations of the Six Flags Texas region from 1996 to August 1998; Vice President of Retail Operations at Six Flags Over Texas from 1992 to 1996.

John Odum	(47)

Executive Vice President/Central Region since November 2003; Vice President and General Manager of Six Flags Over Georgia since October 2000; General Manager of Six Flags Fiesta Texas from September 1998 to October 2000; General Manager at Six Flags St. Louis from May 1996 to September 1998; Worked at various Six Flags parks for more than 29 years.

Brian Jenkins	(43)

Senior Vice President of Finance since April 2000; Vice President of Finance from April 1998 to April 2000; Regional Vice President of Finance for the former Six Flags from 1996 to 1998; served in various financial positions with FoxMeyer Health Corporation from 1990 to 1996 most recently as Vice President of Business Development and Corporate Planning.

Walter S. Hawrylak	(57)

Senior Vice President of Administration since June 2002; Secretary since June 2001; Vice President of Administration since June 2000; prior to that he served as our Director of Administration since September 1999; served as Executive Vice President and Chief Financial Officer of Entercitement from May 1997 to

Name	Age as of March 1, 2005	Position

September 1999; served as Vice President and Chief Financial Officer of Callaway Gardens from October 1995 to May 1997; served as Vice President and Chief Financial Officer at Universal Studios Hollywood from March 1994 to October 1995.

Charles Salemi	(40)

Senior Vice President of Marketing since September 2001; Regional Vice President of Marketing from January 2000 to September 2001; Director of Marketing for Six Flags Great America and Six Flags St. Louis from April 1997 to January 2000; prior to April 1997, Mr. Salemi worked in marketing for Ogden Entertainment Services and Ringling Bros. and Barnum and Bailey Circus.

James M. Coughlin	(53)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.

Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in June 2005.

On December 31, 2003, we entered into three-year employment agreements with Kieran E. Burke, our Chairman, Chief Executive Officer, President and Chief Operating Officer, and James F. Dannhauser, our Chief Financial Officer.

Risk Factors

Set forth below are the principal risks that we believe are material to our security holders.  We operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  For an explanation of the qualifications and limitations on forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements.”

FACTORS IMPACTING ATTENDANCE — LOCAL CONDITIONS, EVENTS, NATURAL DISASTERS, DISTURBANCES AND TERRORIST ACTIVITIES — CAN ADVERSELY IMPACT PARK ATTENDANCE.

Lower attendance may be caused by various local conditions, events, weather or natural disasters. Furthermore, we believe that general economic conditions may also adversely impact attendance figures at our parks, in that a challenging economic environment can disproportionately affect our target audience of low to middle income consumers who generally have relatively limited amounts of discretionary income.

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

Our business and financial results were adversely impacted by the terrorist activities occurring in the United States on September 11, 2001. These activities resulted in a significant decrease in attendance at our parks during the four weekends immediately following September 11.  In addition, terrorist alerts and threats of future terrorist activities may continue to adversely affect attendance at our parks.  Since October 1, 2002, our property insurance policies (which include business interruption insurance) have not covered risks related to terrorist activities.  We cannot predict what effect any further terrorist activities that may occur in the future may have on our business and results of operations.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO EXPERIENCE NET LOSSES. CONSEQUENTLY, WE MAY NOT HAVE THE ABILITY TO IMPLEMENT OUR STRATEGY FOR ACHIEVING GROWTH AND OTHERWISE FINANCE FUTURE OPERATIONS.

We have had a history of net losses and expect to continue to report net losses for the next several years. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, the interest costs on our debt and our depreciation expense. We expect that these expenses will remain significant. We reported net losses of $52.0 million, $58.1 million, $105.7 million, $61.7 million and $464.8 million (which included a $287.6 million loss from discontinued operations) for the years ended December 31, 2000, 2001, 2002, 2003 and 2004.  Continued losses could reduce our cash available from operations to service our indebtedness, as well as limit our ability to implement our strategy for achieving growth and otherwise finance our operations in the future.

RISK OF ACCIDENTS — THERE IS THE RISK OF ACCIDENTS OCCURRING AT OUR PARKS OR COMPETING PARKS WHICH MAY REDUCE ATTENDANCE AND NEGATIVELY IMPACT OUR OPERATIONS.

Almost all of our parks feature “thrill rides.” While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury at any of our parks or at parks operated by our competitors may reduce attendance at our parks, causing a decrease in revenues.  On May 2, 2004, a fatality occurred on a roller coaster at Six Flags New England, which we believe contributed to a decline in attendance and, as a result, adversely impacted performance at that park during the 2004 operating season.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents occurring at our domestic parks after November 15, 2003, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. For most prior incidents, our policies did not provide for a self-insured retention.  The self-insured retention relating to our international parks is nominal with respect to all applicable periods.

ADVERSE WEATHER CONDITIONS — BAD WEATHER CAN ADVERSELY IMPACT ATTENDANCE AT OUR PARKS.

Because most of the attractions at our theme parks are outdoors, attendance at our parks is adversely affected by bad weather.  The effects of bad weather on attendance can be more pronounced at our water parks.  Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which negatively affects our revenues. Although we believe that our ownership of many parks in different geographic locations reduces the effect that adverse weather can have on our consolidated results, we believe that our 2003 and 2004 operating results were adversely affected by abnormally cold and wet weather in a number of our major U.S. markets.

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

COMPETITION — THE THEME PARK INDUSTRY COMPETES WITH NUMEROUS ENTERTAINMENT ALTERNATIVES.

Our parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, sports attractions and vacation travel. Our business is also subject to factors that affect the recreation and leisure industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment.

ANTI-TAKEOVER PROVISIONS — ANTI-TAKEOVER PROVISIONS LIMIT THE ABILITY OF STOCKHOLDERS TO EFFECT A CHANGE IN CONTROL OF US.

Certain provisions in our Amended and Restated Certificate of Incorporation and in our debt instruments and those of our subsidiaries may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

Our Amended and Restated Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. The authorization of preferred shares empowers our board of directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. If issued, the preferred stock could be used to discourage, delay or prevent a change of control of us. We have no current plans to issue any preferred stock.

In addition, we have a rights plan which gives each holder of our common stock the right to purchase junior preferred stock in certain events. The rights plan is designed to deter third parties from attempting to take control of us on terms that do not benefit all stockholders or that our board of directors determines not to be in the best interests of stockholders.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of us. Furthermore, upon a change of control, the holders of substantially all of our outstanding indebtedness are entitled at their option to be repaid in cash. These provisions may have the effect of delaying or preventing changes in control or management of us. All of these factors could materially adversely affect the price of our common stock.

We have the exclusive right to use certain Warner Bros. and DC Comics characters in our theme parks in the United States (except in the Las Vegas metropolitan area), Canada, Mexico and other countries. Warner Bros. can terminate these licenses under certain circumstances, including the acquisition of us by persons engaged in the movie or television industries. This could deter certain parties from seeking to acquire us.

SUBSTANTIAL LEVERAGE — OUR HIGH LEVEL OF INDEBTEDNESS AND OTHER MONETARY OBLIGATIONS REQUIRE THAT A SIGNIFICANT PART OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND THESE OTHER OBLIGATIONS.

We have a high level of debt.  After giving effect to the Convertible Note Offering, the Senior Note Offering and the use of proceeds therefrom (collectively, the “2004 Refinancings”), our total indebtedness, as of December 31, 2004, would have been approximately $2,163.0 million. In addition, as of December 31, 2004, an additional $374.2 million was available for borrowing under the Credit Agreement. Based on interest rates at December 31, 2004 for floating rate debt and after giving effect to the interest rate swaps and assuming the 2004 Refinancings had been completed by that date, annual cash interest payments for 2005 on the debt outstanding at December 31, 2004 will aggregate approximately $166.0 million.  None of our public debt matures prior to February 2010 and none of the facilities under our Credit Agreement matures before June 30, 2008.  In addition, the annual dividend requirements on our outstanding preferred stock total approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock.   We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Commitments and Resources.”

At December 31, 2004, we had approximately $68.8 million of cash and cash equivalents, excluding restricted cash held exclusively to retire debt which had been called for repayment. As of that date, we had $374.2 million available for borrowings under our Credit Agreement.

In addition to making interest payments on debt and dividend payments on our preferred stock, we must satisfy the following obligations with respect to Six Flags Over Georgia and Six Flags Over Texas, which we refer to as the Partnership Parks:

• We must make annual distributions to our partners in these Partnership Parks, which will amount to approximately $54.9 million in 2005 (of which we will receive approximately $17.7 million in 2005 as a result of our ownership interest in the parks) with similar amounts (adjusted for changes in cost of living) payable in future years.

• We must spend a minimum of approximately 6% of each park’s annual revenues over specified periods for capital expenditures.

• Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which in 2003 resulted in an aggregate payment by us of approximately $5.7 million. There were no purchases of units in 2004.  The maximum number of units that we could be required to purchase in 2005 would result in an aggregate payment by us of approximately $215.5 million.  The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

We expect to use cash flow from the operations at these parks to satisfy our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $58.7 million of aggregate net cash provided by operating activities during 2004.  The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York.  The loan was also guaranteed by one of our venture partners. The guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we deposited $8.0 million in a cash collateral account.

Although we are contractually committed to make approximately $25.0 million of capital expenditures at one park over the next several years, the vast majority of our capital expenditures in 2005 and beyond will be made on a discretionary basis. We plan on spending approximately $135 million on capital expenditures for the 2005 season, adding a wide array of attractions at many of our parks.

Our high level of debt and other obligations could have important negative consequences to us and investors in our securities. These include:

• We may not be able to satisfy all of our obligations, including, but not limited to, our obligations under the instruments governing our outstanding debt.

• We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, Partnership Park obligations, refinancings or other purposes.

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

Due to the seasonal nature of our business, we are largely dependent upon the $300.0 million working capital revolving credit facility under the credit agreement to fund off-season expenses. Our ability to borrow under the working capital revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change. Although we are currently in compliance with all of these conditions, on November 5, 2004, we entered into an amendment to the Credit Agreement which relaxed the leverage ratio through 2006 and the fixed charge coverage ratio through 2007.  If we were to become unable to borrow under the facility, we would likely be unable to pay our off-season obligations in full and may be unable to meet our repurchase obligations (if any) in respect of repurchases of partnership units in the Partnership Parks.

If we breach any of the covenants contained in our credit agreement or the indentures governing our senior notes, the principal of and accrued interest on the applicable debt would become due and payable. In addition, that default could constitute a cross-default under the instruments governing all of our other indebtedness.  If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial material adverse effect on the value of the notes and our ability to continue as a going concern. We cannot assure you that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

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

Further, under the Credit Agreement, our principal direct wholly owned subsidiary, Six Flags Operations, and its subsidiaries are required to comply with specified consolidated financial ratios and tests, including:

•  interest expense;

•  fixed charges;

•  debt service; and

•  total debt.

Although we are currently in compliance with all of these financial covenants and restrictions, on November 5, 2004, we entered into an amendment to the Credit Agreement which relaxed the leverage ratio through 2006 and the fixed charge coverage ratio through 2007. However, events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting these financial tests and ratios. The need to comply with these financial covenants and restrictions could limit our ability to expand our business or prevent us from borrowing more money when necessary.

HOLDING COMPANY STRUCTURE — ACCESS TO CASH FLOW OF MOST OF OUR SUBSIDIARIES IS LIMITED

We are a holding company whose primary assets consist of shares of stock or other equity interests in our subsidiaries, and we conduct substantially all of our current operations through our subsidiaries. Almost all of our income is derived from our subsidiaries. Accordingly, we will be dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on our indebtedness.  We had $68.8 million of cash and cash equivalents on a consolidated basis at December 31, 2004 (excluding restricted cash held exclusively to retire debt which had been called for prepayment), of which $28.9 million was held at the holding company level.

Other than our holdings in the Partnership Parks, all of our current operations are conducted by subsidiaries of Six Flags Operations, our principal direct wholly-owned subsidiary. We may, in the future, transfer other assets to Six Flags Operations or other entities owned by us. Our credit agreement limits the ability of Six Flags Operations to pay dividends or make other distributions to us.  Six Flags Operations may not make cash distributions to us unless it is in compliance with the financial and other covenants set forth in the credit agreement and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations is permitted to make dividends to us from cash generated by operations of up to $75.0 million (of which $8.9 million has been dividended as of December 31, 2004 and $66.1 million remains available) in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes.  Similarly, if it is in compliance, Six Flags Operations may make additional cash contributions to us generally limited to an amount equal to the sum of:

•  cash interest payments on the public notes issued by Six Flags, Inc.;

•  payments we are required to make under our agreements with our partners in the Partnership Parks; and

•  cash dividends on our preferred stock.

SHARES ELIGIBLE FOR FUTURE SALE - THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO POSSIBLE SALES OF SHARES

As of March 1, 2005, there were approximately 93.1 million shares of our common stock outstanding, all of which are transferable without restriction or further registration under the Securities Act of 1933, except for any shares held by our affiliates.  We also have outstanding options held by management and directors to purchase approximately 4.2 million shares and under our current option plans we may issue options to purchase an additional 5.4 million shares.

In addition, our outstanding shares of preferred stock are convertible at the option of the holders into 13.8 million shares of common stock, and our Convertible Notes are convertible into 47.1 million shares, although we can elect to deliver cash to satisfy note conversions.  We may also issue additional shares of common stock to pay quarterly dividend payments on our outstanding preferred stock.  The sale or expectation of sales of a large number of shares of common stock or securities convertible into common stock in the public market might negatively affect the market price of our common stock.

RATINGS OF THE COMPANY — CHANGES IN OUR CREDIT RATINGS MAY ADVERSELY AFFECT THE PRICE OF OUR SECURITIES, INCLUDING OUR COMMON STOCK AND THE NOTES.

Credit rating agencies continually review their ratings for the companies that they follow, including us. Standard & Poor’s Ratings Service (“S&P”) recently announced that it has lowered its ratings on us, including our corporate credit rating which was lowered to “B-” from “B.” Moody’s Investor Service (“Moody’s) also recently downgraded our senior implied rating to “B2” from “B1” and our senior unsecured issuer rating to “Caa1” from “B3.” Moody’s also downgraded our (i) senior unsecured indebtedness to “Caa1” from “B3,” (ii) preferred stock to “Caa2” from “Caa1” and (iii) Credit Agreement to “B1” from “Ba3.” Furthermore, although S&P upgraded our ratings outlook from negative to stable, Moody’s kept our ratings outlook on negative. A further negative change in our ratings or the perception that such a change could occur may adversely affect the market price of our securities, including our common stock and the public notes.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (www.sixflags.com/investors.asp) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. Copies are also available, without charge, from Six Flags, Inc, 11501 Northeast Expressway, Oklahoma City, OK 73131 Attn: Secretary

Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, descriptions of each of these committees, our Corporate Governance Principles, and our Company Code of Business Conduct. Copies of these materials also are available, without charge, from us at the above address.

On June 14, 2004, our Chairman of the Board and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

ITEM 2.                                                     PROPERTIES

Set forth below is a brief description of our material real estate at March 1, 2005:

Six Flags America, Largo, Maryland — 515 acres (fee ownership)

Six Flags AstroWorld, Houston, Texas — 99 acres (fee ownership)

Six Flags Darien Lake, Darien Center, New York — 980 acres (fee ownership)

Six Flags Elitch Gardens, Denver, Colorado - 67 acres (fee ownership)

Six Flags Fiesta Texas, San Antonio, Texas — 206 acres (fee ownership)

Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey — 2,200 acres (fee ownership)

Six Flags Great America, Gurnee, Illinois — 300 acres (fee ownership)

Six Flags Hurricane Harbor, Arlington, Texas — 47 acres (fee ownership)

Six Flags Hurricane Harbor, Valencia, California — 12 acres (fee ownership)

Six Flags Kentucky Kingdom, Louisville, Kentucky — 58 acres (fee ownership and leasehold interest)(1)

Six Flags Magic Mountain, Valencia, California — 260 acres (fee ownership)

Six Flags Marine World, Vallejo, California — 138 acres (long-term leasehold interest at nominal rent)

Six Flags Mexico, Mexico City, Mexico - 107 acres (occupied pursuant to concession agreement)(2)

Six Flags New England, Agawam, Massachusetts — 230 acres (substantially all fee ownership)

Six Flags New Orleans, New Orleans, Louisiana — 206 acres (fee ownership and leasehold interest)(3)

Six Flags Over Georgia, Atlanta, Georgia - 280 acres (leasehold interest)(4)

Six Flags Over Texas, Arlington, Texas - 200 acres (leasehold interest)(4)

Six Flags Splashtown, Spring, Texas - 60 acres (fee ownership)

Six Flags St. Louis, Eureka, Missouri  — 497 acres (fee ownership)

Six Flags Waterworld USA/Concord, Concord, California — 21 acres (leasehold interest)(5)

Six Flags Waterworld USA/Sacramento, Sacramento, California — 14 acres (leasehold interest)(6)

Six Flags White Water Atlanta, Marietta, Georgia — 69 acres (fee ownership)(7)

Enchanted Village and Wild Waves, Seattle, Washington — 65 acres (leasehold interest)(8)

Frontier City, Oklahoma City, Oklahoma — 109 acres (fee ownership)

La Ronde, Montreal, Canada — 146 acres (leasehold interest)(9)

The Great Escape, Lake George, New York — 357 acres (fee ownership)

White Water Bay, Oklahoma City, Oklahoma — 22 acres (fee ownership)

Wyandot Lake, Columbus, Ohio — 18 acres (leasehold interest)(10)

(1)               Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us.

(2)               The concession agreement is with the Federal District of Mexico City.  The agreement expires in 2017.

(3)               The site on which the park is located is leased from the Industrial Development Board of the City of New Orleans.  The lease expires in 2077.  We own a separate parcel of 66 acres.

(4)               Lessor is the limited partner of the partnership that owns the park.  The Six Flags Over Georgia and Six Flags Over Texas leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(5)               The site is leased from the City of Concord.  The lease expires in 2025 and we have five five-year renewal options.

(6)               The site is leased from the California Exposition and State Fair.  The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by us for an additional ten-year term.

(7)               Owned by the partnership that operates Six Flags Over Georgia.

(8)               The site is leased from the prior owner.  The base term of the lease expires in 2030 and we have renewal options covering an additional 46 years.

(9)               The site is leased from the City of Montreal.  The lease expires in 2065.

(10)         The site is subleased from the Columbus Zoo.  The lease expires in 2005 and we have renewal options with an aggregate 3 year term.  Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

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

Year	Quarter	High	Low

2005	First (through March 1, 2005)	5 3/4	3 15/16

2004	Fourth	5 3/4	4 7/16
	Third	7 1/4	3 3/8
	Second	8 5/16	6 5/8
	First	8 13/16	6 7/8

2003	Fourth	8	5 5/16
	Third	7 1/8	4
	Second	9	5 1/2
	First	7	4 13/16

As of March 1, 2005, there were 901 holders of record of our Common Stock. We paid no cash dividends on our Common Stock during the three years ended December 31, 2004. We do not anticipate paying any cash dividends on our Common Stock during the foreseeable future.  The indentures relating to our public debt limit the payment of cash dividends to common stockholders.  See Note 6 to Notes to Consolidated Financial Statements.

Set forth below is information regarding our equity compensation plans at December 31, 2004:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,154,000	$18.18	5,388,874
Equity compensation plans not approved by security holders	—	—	—
Total	4,154,000	$18.18	5,388,874

See Note 1(o) to Notes to Consolidated Financial Statements.

(1)                                 Plans applicable to 4,539,874 remaining shares of Common Stock permit, in addition to grant of stock options and stock appreciation rights, the issuance of shares of Common Stock.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data below as of and for each of the years in the five-year period ended December 31, 2004 are derived from our audited financial statements. Our audited financial statements for the three-year period ended December 31, 2004 are included elsewhere in this report.

Our audited financial statements for the three-year period ended December 31, 2004 included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the assets, liabilities and results of Six Flags Worlds of Adventure (a park located outside Cleveland, Ohio) and our European parks as discontinued operations.  These parks were sold in April 2004.

We adopted FIN 46 in the fourth quarter of 2003. Under FIN 46, the results of Six Flags Over Georgia, Six Flags White Water Atlanta, Six Flags Over Texas and Six Flags Marine World were consolidated in our financial statements for the years ended December 31, 2003 and 2004 and will be consolidated in our financial statements for future periods. In addition, our financial statements for the years ended December 31, 2001 and 2002, and the following selected historical financial data for the year ended December 31, 2000 have been reclassified to reflect the adoption of FIN 46 in order to enable meaningful year-to-year comparisons.  Historical results for the year ended December 31, 2000 include the operations of Enchanted Village and Wild Waves from the date of their acquisition in December 2000.  Historical results for the year ended December 31, 2001 include the operations of La Ronde from the date of its acquisition in May 2001. Historical results for the year ended December 31, 2002 include the operations of Jazzland (now Six Flags New Orleans) from the date of its acquisition on August 23, 2002.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Theme park admissions	$556,092	$572,152	$583,649	$596,462	$572,214
Theme park food, merchandise and other	481,600	476,491	475,446	479,527	468,983
Total revenue	1,037,692	1,048,643	1,059,095	1,075,989	1,041,197
Operating costs and expenses:
Operating expenses	445,724	424,319	406,701	398,564	388,199
Selling, general and administrative	202,993	206,109	188,926	186,787	170,064
Noncash compensation (primarily selling, general and administrative)	643	101	9,256	8,616	12,584
Costs of products sold	87,337	83,938	85,942	86,723	95,252
Depreciation and amortization	151,422	145,453	137,881	189,845	179,412
Total operating costs and expenses	888,119	859,920	828,706	870,535	845,511
Income from operations	149,573	188,723	230,389	205,454	195,686
Other expense:
Interest expense, net	(191,581)	(213,311)	(228,109)	(223,834)	(226,866)
Minority interest in earnings	(37,686)	(35,997)	(36,760)	(39,056)	(34,998)
Early repurchase of debt	(37,731)	(27,592)	(29,895)	(13,756)	—
Other expense	(27,839)	(2,445)	(6,000)	(4,639)	(8,026)
Total other income (expense)	(294,837)	(279,345)	(300,764)	(281,285)	(269,890)
Loss from continuing operations before income taxes	(145,264)	(90,622)	(70,375)	(75,831)	(74,204)
Income tax (expense) benefit	(31,984)	28,564	21,899	5,607	606
Loss from continuing operations	(177,248)	(62,058)	(48,476)	(70,224)	(73,598)
Cumulative effect of a change in accounting principle	—	—	(61,054)	—	—
Discontinued operations, net of tax benefit of $57,387 in 2004, $4,572 in 2003, tax expense of $6,473 in 2002, tax benefit of $6,815 in 2001 and tax benefit of $6,228 in 2000	(287,561)	345	3,832	12,122	21,639
Net loss	$(464,809)	$(61,713)	$(105,698)	$(58,102)	$(51,959)
Net loss applicable to common stock	$(486,777)	$(83,683)	$(127,668)	$(84,617)	$(75,247)
Net loss per average common share outstanding —basic and diluted:
Loss from continuing operations	$(2.14)	$(0.90)	$(0.76)	$(1.09)	$(1.23)
Cumulative effect of a change in accounting principle	—	—	(0.66)	—
Discontinued operations	(3.09)	—	0.04	0.14	0.27
Net loss	$(5.23)	$(0.90)	$(1.38)	$(0.95)	$(0.96)
Weighted average number of common shares outstanding — basic and diluted	93,036	92,617	92,511	89,221	78,735

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands )
Balance Sheet Data:
Cash and cash equivalents (1)	$68,807	$98,189	$31,307	$45,582	$44,794
Total assets	$3,642,227	$4,682,771	$4,371,293	$4,370,872	$4,328,214
Total long-term debt (excluding current maturities) (2)	$2,125,121	$2,354,194	$2,305,221	$2,229,810	$2,324,358
Total debt(2)	$2,149,515	$2,373,205	$2,339,716	$2,268,240	$2,336,844
Mandatorily redeemable preferred stock (represented by the PIERS)	$282,245	$281,119	$279,993	$278,867	—
Stockholders’ equity	$826,065	$1,362,050	$1,359,692	$1,446,622	$1,544,987

(1)                                  Excludes restricted cash.

(2)                                  Excludes $123.1 million at December 31, 2004 of indebtedness which had been called for prepayment.  Assuming the 2004 Refinancing had been completed by such date, total long-term debt and total debt at such date would be $2,138.6 million and $2,163.0 million, respectively.  Also excludes $301.2 million at December 31, 2003 of indebtedness which had been called for prepayment.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations.  This information should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. We adopted FIN 46 during the fourth quarter of 2003.  As a result, the results of Six Flags Over Georgia, Six Flags Over Texas, Six Flags Marine World and Six Flags White Water Atlanta, which were previously accounted for by the equity method, are now consolidated.  Our consolidated financial statements and this discussion and analysis reflect our retroactive reclassification of our prior year results upon the 2003 adoption of FIN 46 to enable meaningful year-to-year comparisons and also reflects the effects of our reclassification of the assets, liabilities and results of our park located outside Cleveland, Ohio and our European parks which were sold in April 2004 as discontinued operations.

General

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53.6% of revenues in 2004) and the sale of food, merchandise, games and attractions inside our parks.  Our 2004 results were negatively affected by adverse weather in several of our major parks and the continuing effects of a sluggish economy, which affected both group sales attendance and individual visitations.  Attendance for 2004 declined by 3.4% compared to the prior year.  Our attendance decline in 2004 was partially offset by a 2.4% increase in per capita revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.  In addition, we increased operating expenses in 2004 in order to provide enhanced guest service, which exacerbated the impact of the revenue decline on our cash flow.

Despite our disappointing performance in 2004, we were able to reduce the aggregate level of our indebtedness during the year using part of the net cash proceeds from the sale of our Cleveland park and our European parks.  We were also able to effect an amendment to our Credit Agreement and refinance two series of long-term debt.  The amendment relaxed covenants relating to the leverage ratio through 2006 and the fixed charge coverage ratio through 2007, providing us additional financial flexibility in light of recent operating conditions.  By virtue of the 2004 Refinancings, the nearest maturity of our public debt is February 2010.

We plan to make approximately $135 million of capital expenditures for the 2005 season adding a wide array of attractions at many of our parks. These additions include a major expansion to our New Jersey facility, which will include the introduction of a major new roller coaster, and the addition of a water park to our Chicago park. We plan to showcase the new rides and attractions in the second year of the new marketing and advertising campaigns we launched in 2004. We also plan to continue in 2005 the guest service enhancements we introduced in 2004.

Results of Operations

Summary data for the years ended December 31 were as follows (in thousands, except per capital revenue):

Summary of Operations				Percentage Changes
	2004	2003	2002	2004 v. 2003	2003 v. 2002
Total revenue	$1,037,692	$1,048,643	$1,059,095	(1.0)	(1.0)%
Operating expenses	445,724	424,319	406,701	5.0	4.3
Selling, general and administrative	202,993	206,109	188,926	(1.5)	9.1
Non-cash compensation	643	101	9,256	536.6	(98.9)
Costs of products sold	87,337	83,938	85,942	4.0	(2.3)
Depreciation and amortization	151,422	145,453	137,881	4.1	5.5
Income from operations	149,573	188,723	230,389	(20.7)	(18.1)
Interest expense, net	191,581	213,311	228,109	(10.2)	(6.5)
Minority interest in earnings	37,686	35,997	36,760	4.7	(2.1)
Early repurchase of debt	37,731	27,592	29,895	36.7	(7.7)
Other expense	27,839	2,445	6,000	1,038.6	(59.3)
Loss from continuing operations before income taxes	(145,264)	(90,622)	(70,375)	60.3	28.8
Income tax expense (benefit)	31,984	(28,564)	(21,899)	N/A	30.4
Income (loss) from continuing operations	$(177,248)	$(62,058)	$(48,476)	185.6	28.0%
Other Data:
Attendance	33,486	34,649	34,963	(3.4)%	(0.9)%
Per capita revenue	$30.99	$30.26	$30.29	2.4	(0.1)

Years Ended December 31, 2004 and 2003

Revenue. Revenue in 2004 totaled $1,037.7 million compared to $1,048.6 million for 2003. The decrease in 2004 resulted from a 3.4% decrease in attendance offset in part by a 2.4% increase in per capita revenue. We believe that the attendance decline is largely attributable to adverse weather in several of our major markets and the continuing effects of a challenging economic environment for our target audience.

Operating expenses. Operating expenses for 2004 increased $21.4 million (5.0%) compared to expenses for 2003. The increase primarily reflects planned increases in salary and wage and fringe benefit expense (approximately $15.4 million) and repair and maintenance expenditures (approximately $3.1 million) as part of the implementation of our plan to enhance guest services generally.

Selling, general and administrative; noncash compensation. Selling, general and administrative expenses for 2004 decreased $3.1 million (1.5%) compared to comparable expenses for 2003. The decrease primarily relates to a reduction in certain insurance expenses (approximately $5.9 million), arising out of lower premiums and improved loss experiences, and a reduction in legal and other services (approximately $1.1 million), offset by a planned increase in advertising expense ($3.1 million).

The $0.5 million increase in 2004 in non-cash compensation reflects the grant in January 2004 of a total of 425,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to new employment agreements.

Costs of products sold. Costs of products sold in 2004 increased $3.4 million (4.0%) compared to costs for 2003, reflecting our increased costs for food, merchandise and games inventories, as well as higher freight costs. As a percentage of theme park food, merchandise and other revenue, costs of products sold increased to 18.1% in 2004 compared to 17.6% in the prior year.

Depreciation and amortization. Depreciation and amortization expense for 2004 increased $6.0 million (4.1%) compared to 2003. The increase compared to the 2003 level was attributable to our on-going capital program.

Interest expense, net of interest income; early repurchase of debt. Interest expense, net decreased $21.7 million (10.2%) compared to 2003, reflecting primarily lower debt levels. The expense in 2004 for early repurchase of debt reflects the redemption in January 2004 of our 9 ¾% Senior Notes due 2007 from the proceeds of our 2014 Notes, the repayment of a portion of our term loan, and the repayment of $248.6 million principal amount of debt from a portion of the proceeds of the sale in April 2004 of the discontinued operations and the repurchase of $147.0 million principal amount of the 2009 Notes and 2010 Notes prior to year-end from a portion of the proceeds of the Convertible Note Offering. The expense in 2003 reflects the retirement of $401.0 million of our senior discount notes in that year, principally from the proceeds of the issuance of our 9 ¾% Senior Notes due 2013. See Note 6 to Notes to Consolidated Financial Statements.

Minority interest in earnings. Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World. Cash distributions to our partners and joint venturer were $42.9 million in 2004 and $42.3 million in 2003.

Other expense. The increase in other expense in 2004 primarily reflects both the $14.4 million write-off of the book value of our investment in the owner of the Madrid park we managed prior to November 2004 and related intangible assets (see Note 2 to Notes to Consolidated Financial Statements) and the $13.5 million write-off of the remaining book value of certain assets replaced as part of our 2004 and 2005 capital programs or otherwise determined to no longer be useable in our business.

Income tax (expense) benefit. Income tax expense was $32.0 million for 2004 compared to a benefit of $28.6 million for 2003. Income tax expense in 2004 was adversely affected by the valuation allowance applied to our U.S. net deferred tax assets during that period and income tax expense attributable to our Canadian and Mexican operations. See “— Critical Accounting Issues” and Note 1(m) to Notes to Consolidated Financial Statements.

At December 31, 2004, we estimated that we had approximately $1,628.3 million of net operating losses (‘‘NOLs’’) carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of our Federal income tax returns and those of our subsidiaries. In addition, the use of NOLs is subject to limitations on the amount of taxable income that can be offset with the NOLs. Some of the NOLs also are subject to a limitation as to which of the subsidiaries’ income the NOLs are permitted to offset. During 2004, we determined that it was no longer likely that all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

Years Ended December 31, 2003 and 2002

Revenue. Revenue in 2003 totaled $1,048.6 million compared to $1,059.1 million for 2002. The 2003 performance reflects the inclusion of Six Flags New Orleans (which was acquired in August 2002) for the full year. Excluding the New Orleans park from both years, revenue decreased by $33.7 million (3.2%) in 2003, with attendance down by 3.4% and per capita revenues up by 0.2%.

Operating expenses. Operating expenses for 2003 increased $17.6 million (4.3%) compared to expenses for 2002. Excluding the expenses at the New Orleans park from both years, operating expenses in 2003 increased $8.0 million (2.0%) as compared to the prior-year primarily reflecting increased wage expense and fringe benefit expense relating to pension and medical benefits and the impact of exchange rates.

Selling, general and administrative; noncash compensation. Selling, general and administrative expenses for 2003 increased $17.2 million compared to comparable expenses for 2002. Excluding the expenses at the New Orleans park from both years, selling, general and administrative expenses in 2003 increased $12.8 million (6.8%) as compared to the prior year largely as a result of increased expenditures in advertising, insurance and real estate taxes and the impact of exchange rates. Noncash compensation in 2002 primarily reflects the final amortization of shares of restricted stock previously granted.

Costs of products sold. Costs of products sold in 2003 decreased $2.0 million compared to costs for 2002, notwithstanding a small increase in theme park food, merchandise and other revenue in 2003. As a percentage of theme park food, merchandise and other revenue, costs of products sold were approximately 17.6% and 18.1%, respectively, in 2003 and 2002.

Depreciation and amortization. Depreciation and amortization expense for 2003 increased $7.6 million compared to 2002. The increase compared to the 2002 level was attributable to additional expense associated with Six Flags New Orleans as well as our on-going capital program.

Interest expense, net of interest income; early repurchase of debt. Interest expense, net decreased $14.8 million compared to 2002, reflecting lower cost of funds and the incurrence of additional interest expense in 2002 related to a new note issue, the proceeds of which were applied to retire other outstanding notes approximately 45 days after issuance of the new notes. Expenses relating to early repurchase of debt (which are now shown before giving effect to the related tax benefit and were formerly accounted for as an extraordinary loss and shown on a net basis) were $2.3 million less in 2003 than in the prior year. The expenses in both years reflect the refinancing of public debt. We refinance our public debt primarily to extend maturities.

Minority interest in earnings. Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World. Cash distributions to our partners and joint venturer were $42.3 million in 2003 and $42.6 million in 2002.

Income tax benefit. Income tax benefit was $28.6 million for 2003 compared to a $21.9 million benefit for 2002. The effective tax rate for 2003 and 2002 was 31.5% and 31.1%, respectively. The effective tax rate is impacted by the level of income or loss in each jurisdiction and each jurisdiction’s tax rate. In 2002, the tax rate was also negatively impacted by nondeductible compensation expense.

Results of Discontinued Operations

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million. In a separate transaction on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that indirectly owned the seven parks we owned in Europe. The purchase price was approximately $200.0 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one half year note from the buyer and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash. Net cash proceeds from these transactions were used to pay down debt and to make investments in our remaining parks. See Note 2 to Notes to Consolidated Financial Statements included herein.

Pursuant to SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the parks sold as discontinued operations.

Following are components of the net results of discontinued operations for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002

Operating revenue	$3,286	$188,026	$183,185
Loss on sale of discontinued operations	(310,281)	—	—
Income (loss) from discontinued operations before income taxes	(34,667)	(4,227)	10,305
Income tax expense (benefit)	(57,387)	(4,572)	6,473
Net results of discontinued operations	$(287,561)	$345	$3,832

Liquidity, Capital Commitments and Resources

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2004, nor do we expect to pay one in 2005.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See “Business - Risk Factors.”  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and to seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.  See “Cautionary Note Regarding Forward-Looking Statements” with respect to the forward-looking statements continued in this paragraph.

In November 2004, we consummated the public offering of $299.0 million aggregate principal amount of our Convertible Notes. Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock.

Prior to December 30, 2004, the net proceeds from the Convertible Notes Offering were used to repurchase $44.3 million aggregate principal amount of our outstanding 2009 Notes and $102.7 million aggregate principal amount of our outstanding 2010 Notes. In addition, on December 30, 2004, we issued an irrevocable notice of partial optional redemption to holders of the 2009 Notes with respect to the redemption of $123.5 million aggregate principal amount of the 2009 Notes on February 1, 2005 to be funded with the remaining net proceeds from the Convertible Notes Offering.

The net proceeds to the Company from the Senior Note Offering were used to redeem the remaining $181.2 million aggregate principal amount of outstanding 2009 Notes on February 7, 2005, at the applicable redemption premium of 104.750%, plus accrued and unpaid interest to the redemption date.

After giving effect to the 2004 Refinancings, our total indebtedness, as of December 31, 2004, would have been approximately $2,163.0 million. In addition, as of December 31, 2004 an additional $374.2  million was available for borrowing under the Credit Agreement. Based on interest rates at December 31, 2004 for floating rate debt and after giving effect to the interest rate swaps described below and assuming the 2004 Refinancings had been completed by that date, annual cash interest payments for 2005 on the debt outstanding at December 31, 2004 would have aggregated approximately $166.0 million.  None of our public debt matures prior to February 2010 and none of the facilities under our Credit Agreement matures before June 30, 2008.  In addition, the annual dividend requirements on our outstanding preferred stock total approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock. We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. We plan on spending approximately $135.0 million on capital expenditures for the 2005 season. At December 31, 2004, we had approximately $68.8 million of cash and cash equivalents (excluding restricted cash held exclusively to retire debt which had been called for prepayment) and $374.2 million available under our Credit Agreement, including the entire $300.0 million working capital revolver.

Due to the seasonal nature of our business, we are largely dependent upon the $300.0 million working capital revolving credit portion of our Credit Agreement in order to fund off-season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. Although we are currently in compliance with all of these conditions, on November 5, 2004, we entered into an amendment to the Credit Agreement which relaxed the leverage ratio through 2006 and the fixed charge coverage ratio through 2007. If we were to become unable to borrow under the facility, we would likely be unable to pay our off-season obligations in full and may be unable to meet our repurchase obligations (if any) in respect of repurchases of partnership units in the partnership parks. The working capital facility expires in June 2008. The terms and availability of our Credit Agreement and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

During the year ended December 31, 2004, net cash provided by operating activities was $33.2 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above.  Net cash provided by investing activities in 2004 was $401.1 million, consisting primarily of net proceeds from the sale of the discontinued operations and maturities of restricted use investments (representing the net proceeds from our December 2003 offering of the initial 2014 Notes, which had been held in escrow to fund a portion of the redemptions in January 2004 of our 9 ¾% Senior Notes due 2007), offset in part by capital expenditures and the purchase of restricted use investments (representing the net proceeds of the Convertible Note Offering in November 2004 which had been held in escrow to fund a portion of the February 2005 redemption of our 2009 Notes).  Net cash used in financing activities in 2004 was $464.3 million, representing the payment of $1,146.5 million in respect of retirement of certain debt (including $730.3 million of various series of our outstanding public notes and $78.3 million of the term loan portion of our Credit Agreement), payment of preferred stock dividends and payment of debt issuance costs, offset in part by $400.5 million in borrowings under our Credit Agreement (including the $130.0 million expansion of our term loan) and the issuance of the Convertible Notes.

Long-term debt and preferred stock

Our debt at December 31, 2004 (after giving effect to the 2004 Refinancings) included $1,489.3 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $651.7 million under the term loan portion of our Credit Agreement and $22.0 million of other indebtedness, including $16.9 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia. Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity. Our Credit Agreement includes a $655.0 million term loan ($651.7 million of which was outstanding at December 31, 2004); a $100.0 million multicurrency reducing revolver facility (none of which was outstanding at December 31, 2004, excluding outstanding letters of credit) and a $300.0 million working capital revolver (none of which was outstanding at that date). The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the Credit Agreement, the maturity of the term loan will be shortened to December 31, 2008 if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 6 and 9 to our Notes to Consolidated Financial Statements included herein for additional information regarding our indebtedness and preferred stock.

From March 31, 2004 through December 31, 2004, we have prepaid $75.0 million of the term loan and prepaid or retired an additional $173.6 million of other debt from proceeds of the sales of the discontinued operations (not including $11.6 million of debt assumed by the purchaser of the European parks) and repurchased $147.0 million of public debt from a portion of the proceeds of the Convertible Note Offering.

Partnership Park Obligations

As more fully described in “Business — Partnership Park Arrangements” in connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas.  These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $54.9 million in 2005 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2005 approximately $17.7 million based on our present ownership of 25% of the Georgia partnership and 37% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We plan to make approximately $6.1 million of capital expenditures at these parks for the 2005 season, an amount in excess of the minimum cumulative required expenditure.  We were not required to purchase any units in the 2004 offer to purchase.  Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2005 is an aggregate of approximately $215.5 million, representing approximately 40.0% of the outstanding units of the Georgia park and 31.1% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $58.7 million of aggregate net cash provided by operating activities in 2004.  At December 31, 2004, we had total loans outstanding of $127.5 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-balance sheet arrangements and aggregate contractual obligations

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York.  The hotel is scheduled to open in early 2006; accordingly, we have not yet received any revenues from the joint venture but had advanced the joint venture approximately $850,000 at December 31, 2004.  We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million

The loan was also guaranteed by one of our venture partners.  The guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we deposited $8.0 million in a cash collateral account. At December 31, 2004, approximately $2.4 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners either must reimburse us for their respective pro rata share (based on their percentage interests in the venture) or their interests in the joint venture will be diluted or, in certain cases, forfeited.  We have entered into a management agreement to manage and operate the project upon its completion.  As of December 31, 2004, we were not involved in any other off-balance sheet arrangements.

Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2004 (in thousands):

	Payment Due by Period
	2005	2006-2008	2009-2011	2012 and beyond	Total
Contractual Obligations
Long term debt(1)	$19,894	334,930	614,700	1,190,650	2,160,174
PIERS(2)	—	—	287,500	—	287,500
Real estate and operating leases(3)	9,998	27,868	27,094	182,414	247,374
Purchase Obligations(4)	168,768	12,000	12,000	—	—

Total	$198,660	374,798	941,294	1,373,064	2,695,048

Included under “purchase obligations” above are commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through May 2005.  Effective June 1, 2005, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. Based on current usage, the annual fee will increase to approximately $4.0 million at that time. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise.

During the years ended December 31, 2004 and 2003, we made contributions to our defined benefit pension plan of $3.1 million and $3.3 million, respectively.  We expect to make contributions of approximately $9.4 million in 2005 in respect to our pension plans and and $2.3 million in 2005 to 401(k) plan.  Our estimated expense for employee health insurance for 2005 is $7.5 million. We do not expect our pension and 401(k) contributions to increase materially during the next several years. See Note 10 to Notes to Consolidated Financial Statements.

Although we are contractually committed to make approximately $25.0 million of capital expenditures at one park over the next several years, the vast majority of our capital expenditures in 2005 and beyond will be made on a discretionary basis.  We plan on spending approximately $135 million on capital expenditures for the 2005 season.

(1)                                  Assumes that the 2004 Refinancings had been completed by December 31, 2004.  Also includes capital lease obligations.  Payments are shown at principal amount.  Payments shown do not include interest payments or principal payments on our working capital revolver, no borrowings under which were outstanding at December 31, 2004.  The $300.0 million working capital revolver must be repaid in full for 30 consecutive days in each year.  Interest paid on the borrowings under the revolver for 2004 was $1.2 million.

(2)                                  Amount shown excludes annual dividends of approximately $20.8 million, which we are permitted to pay in either cash or common stock.  The amount shown for the 2009 cash redemption obligations assumes no conversion of PIERS prior thereto.

(3)                                  Assumes for lease payments based on a percentage of revenues, future payments at 2004 revenue levels. Also does not give effect to cost of living adjustments.  Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2004.

(4)                                  Represents obligations at December 31, 2004 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated license fees to Warner Bros. (through 2011) and new rides and attractions.  Of the amount shown for 2005, approximately $124.8 million represents capital items.  The amounts in respect of new rides and attractions were computed at January 25, 2005 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date.  Amounts shown do not include obligations to employees that can not be quantified at December 31, 2004 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items since such amount was not readily available. None of the park-level obligations is material.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies expiring in 2004, the current policies, which expire in October 2005, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets.  Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates.  In those cases in which we determine that the useful life of property and equipment should be shortened, we depreciate the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as differing depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (principally net operating loss carryforwards) will be recovered from future taxable income.  To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $153.4 million as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our consolidated financial position and results of operations.

The variables that will impact whether our deferred tax assets will be utilized prior to their expiration include attendance, capital expenditures, interest rates, labor and insurance expenses, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. We reduced our level of capital expenditures in 2004 and, although we will invest at higher levels in 2005 and 2006, we expect to invest thereafter at lower levels than had been the case in prior years. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase and we may be able to utilize net operating loss carryforwards prior to their expiration. See Note 1(m) to Notes to Consolidated Financial Statements.

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

Through that date, when we determined that the carrying value of long-lived assets and related goodwill may not have been recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  Long-lived assets were $3,254.8 million including goodwill and other intangible assets of $1,234.7 million as of December 31, 2004.  Long-lived assets included property and equipment and intangible assets.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, as of January 1, 2002, we ceased amortizing approximately $1.2 billion of goodwill.  In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter, which we do as of the end of each year and more frequently upon the occurrence of certain events. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations.  For subsequent years we determined the fair value of our North American assets by using the discounted cash flow method, that is, we estimated annual cash flows applicable to our North American unit (after deducting estimated capital expenditures), applied an estimated valuation multiple to a terminal cash flow amount, and discounted the result by an amount equal to our cost of capital.  Based on the foregoing, no impairment was required for 2003 or 2004.  Our unamortized goodwill is $1,217.4 million at December 31, 2004.  See Note 1(i) to Notes to Consolidated Financial Statements.

As described above, we evaluate the carrying value of our long-lived assets using a discounted cash flow analysis that combines current net results (on a cash basis) with the expected levels of future capital expenditures and then discounts the results, giving effect to the stock price multiple for the industry over a period of time. If revenues decrease without a corresponding decrease in operating expenses and capital expenditures, this would increase the likelihood of goodwill impairment. If valuations reflected in stock prices or theme park acquisitions decrease over time, this would also increase the likelihood of goodwill impairment. If revenues increase faster than operating expenses and capital expenditures, this would decrease the likelihood of goodwill impairment.

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

We are party to three interest rate swap agreements that for the term of the applicable agreements (ranging from March 2005 to June 2005) effectively convert $600.0 million of our $655.0 million term loan into a fixed rate obligation. Our term loan borrowings bear interest at 2.50% above the LIBOR rate. Our interest rate swap agreements effectively “lock-in” the LIBOR component at rates ranging from 2.065% to 3.50% and average 3.01%.  The counterparties to these agreements are major financial institutions, which minimizes the credit risk.

Interest Rate and Debt Sensitivity Analysis

The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2004.  The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period.  Market values are the present values of projected future cash flows based on the interest rate assumptions.  These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

At December 31, 2004 and after giving effect to the 2004 Refinancings, we would have had total debt of $2,163.0 million, of which $1,493.4 million represents fixed-rate debt and the balance would have represented floating-rate debt. Of the floating-rate debt, $600.0 million principal amount is subject to interest rate swap agreements which expire during the first six months of 2005.  For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows.  Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

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

Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to our interest rate swap agreements and assuming an average annual balance on our working capital revolver, the pre-tax operations and cash flows impact resulting from a one percentage point increase in interest rates would be less than $4.5 million.

Recently Issued Accounting Pronouncements

In December 2004, the FASB published FASB Statement No. 123 (revised 2004) “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. As a larger public entity, we will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is the third quarter of 2005.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our noncash compensation expense in future periods. We have not determined the method that we will use to estimate the fair value of stock options as part of our adoption of Statement 123(R). As disclosed in the notes to our consolidated financial statements, using the Black-Scholes method of determining fair value in the past would have increased our noncash compensation expense by approximately $13.2 million in 2003 and approximately $2.2 million in 2004. The provisions of the instruments governing our credit facilities and outstanding notes do not include noncash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial condition or resources.

ITEM 7A.                    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing under the subheading “Market Risks and Sensitivity Analyses” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 45 of this Report.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2004 of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

See Item 8.

Report of Independent Registered Public Accounting Firm

See Item 8.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2004

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)                                  Identification of Directors

Incorporated by reference from the information captioned “Proposal 1: Election of Directors” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2005.

(b)                                 Identification of Executive Officers

Information regarding executive officers is included in Item 1 of Part I herein.

(c)                                  Code of Ethics

The Company has adopted a Code of Business Conduct which applies to its chief executive officer, chief financial officer and all of its other employees, as well as the members of its board of directors.  The Code of Business Conduct is published in the investors section of the Company’s website at www.sixflags.com.  Any amendments or waivers to the Code of Business Conduct applicable to the Company’s chief executive officer or chief financial officer must be approved by the audit committee of the Company’s board of directors and will be promptly disclosed.

ITEM 11.                                              EXECUTIVE COMPENSATION

Incorporated by reference from the information captioned “Executive Compensation” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2005.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Incorporated by reference from the information captioned “Stock Ownership of Management and Certain Beneficial Holders” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2005.

(b)  Changes in Control

      None.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information captioned “Certain Transactions” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2005.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information captioned “Principal Accountant Fees and Services” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in June 2005.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,

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

(b)           Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 16, 2005

SIX FLAGS, INC.

		By:	/s/ Kieran E. Burke
Kieran E. Burke
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ Kieran E. Burke	Chairman of the Board, Chief Executive Officer	March 16, 2005
Kieran E. Burke	(Principal Executive Officer), President, Chief Operating Officer and Director

/s/ James F. Dannhauser	Chief Financial Officer	March 16, 2005
James F. Dannhauser	(Principal Financial and Accounting Officer) and Director

/s/ Paul A. Biddelman	Director	March 16, 2005
Paul A. Biddelman

/s/ Michael E. Gellert	Director	March 16, 2005
Michael E. Gellert

/s/ Francois Letaconnoux	Director	March 16, 2005
Francois Letaconnoux

/s/ Robert J. McGuire	Director	March 16, 2005
Robert J. McGuire

/s/ Stanley S. Shuman	Director	March 16, 2005
Stanley S. Shuman

SIX FLAGS, INC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

March 11, 2005

/s/ Kieran E. Burke
Kieran E. Burke,
Chief Executive Officer of the Company

/s/ James F. Dannhauser
James F. Dannhauser,
Chief Financial Officer of the Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Six Flags, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Six Flags, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Six Flags, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Six Flags, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Oklahoma City, Oklahoma

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Six Flags, Inc.:

We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(b) to the consolidated financial statements, the Company changed its method of accounting for its investments in certain variable interest entities in 2003 and has reclassified prior periods presented to reflect the consolidation of such entities.  As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Six Flags, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Oklahoma City, Oklahoma

March 11, 2005

SIX FLAGS, INC

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$68,807,000	98,189,000
Accounts receivable	22,438,000	27,836,000
Inventories	27,832,000	23,694,000
Prepaid expenses and other current assets	37,013,000	31,093,000
Restricted-use investment securities	134,508,000	317,913,000
Total current assets	290,598,000	498,725,000
Other assets:
Debt issuance costs	50,347,000	55,062,000
Deposits and other assets	46,528,000	28,104,000
Total other assets	96,875,000	83,166,000

Property and equipment, at cost	2,874,593,000	2,808,079,000
Less accumulated depreciation	854,555,000	718,059,000
Total property and equipment	2,020,038,000	2,090,020,000

Assets held for sale	—	770,689,000

Intangible assets, net of accumulated amortization	1,234,716,000	1,240,171,000
Total assets	$3,642,227,000	4,682,771,000

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,817,000	28,754,000
Accrued compensation, payroll taxes, and benefits	8,652,000	7,828,000
Accrued insurance	22,830,000	21,200,000
Accrued interest payable	37,812,000	47,846,000
Other accrued liabilities	42,583,000	31,611,000
Deferred income	9,392,000	6,441,000
Debt called for prepayment	123,068,000	301,200,000
Current portion of long-term debt	24,394,000	19,011,000
Total current liabilities	294,548,000	463,891,000

Long-term debt	2,125,121,000	2,354,194,000

Minority interest	60,911,000	64,793,000

Liabilities from discontinued operations	—	69,130,000

Other long-term liabilities	38,846,000	43,311,000

Deferred income taxes	14,491,000	44,283,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	282,245,000	281,119,000

Stockholders’ equity
Preferred stock of $1.00 par value, 5,000,000 shares authorized; 11,500 issued and outstanding	—	—
Common stock of $.025 par value, 150,000,000 shares authorized, 93,041,528 and 92,616,528 shares issued and outstanding in 2004 and 2003, respectively	2,326,000	2,315,000
Capital in excess of par value	1,750,766,000	1,747,425,000
Accumulated deficit	(909,134,000)	(422,357,000)
Deferred compensation	(2,709,000)	—
Accumulated other comprehensive income (loss)	(15,184,000)	34,667,000
Total stockholders’ equity	826,065,000	1,362,050,000
Total liabilities and stockholders’ equity	$3,642,227,000	4,682,771,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenue:
Theme park admissions	$556,092,000	572,152,000	583,649,000
Theme park food, merchandise and other	481,600,000	476,491,000	475,446,000
Total revenue	1,037,692,000	1,048,643,000	1,059,095,000

Operating costs and expenses:
Operating expenses	445,724,000	424,319,000	406,701,000
Selling, general and administrative	202,993,000	206,109,000	188,926,000
Noncash compensation (primarily selling, general and administrative)	643,000	101,000	9,256,000
Costs of products sold	87,337,000	83,938,000	85,942,000
Depreciation	150,229,000	144,282,000	136,802,000
Amortization	1,193,000	1,171,000	1,079,000

Total operating costs and expenses	888,119,000	859,920,000	828,706,000

Income from operations	149,573,000	188,723,000	230,389,000

Other income (expense):
Interest expense	(195,674,000)	(215,239,000)	(231,337,000)
Interest income	4,093,000	1,928,000	3,228,000
Minority interest in earnings	(37,686,000)	(35,997,000)	(36,760,000)
Early repurchase of debt	(37,731,000)	(27,592,000)	(29,895,000)
Other expense	(27,839,000)	(2,445,000)	(6,000,000)

Total other income (expense)	(294,837,000)	(279,345,000)	(300,764,000)

Loss from continuing operations before income taxes	(145,264,000)	(90,622,000)	(70,375,000)

Income tax expense (benefit)	31,984,000	(28,564,000)	(21,899,000)

Loss from continuing operations	(177,248,000)	(62,058,000)	(48,476,000)

Cumulative effect of a change in accounting principle	—	—	(61,054,000)

Discontinued operations, net of tax benefit of $57,387,000 in 2004, tax benefit of $4,572,000 in 2003, and tax expense of $6,473,000 in 2002	(287,561,000)	345,000	3,832,000

Net loss	$(464,809,000)	(61,713,000)	(105,698,000)

Net loss applicable to common stock	$(486,777,000)	(83,683,000)	(127,668,000)

Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(2.14)	(0.90)	(0.76)
Cumulative effect of a change in accounting principle	—	—	(0.66)
Discontinued operations	(3.09)	—	0.04

Net loss	$(5.23)	(0.90)	(1.38)

Weighted average number of common shares outstanding - basic and diluted	93,036,000	92,617,000	92,511,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

								Accumulated
	Preferred stock		Common stock		Capital in			other
	Shares		Shares		excess of	Accumulated	Deferred	comprehensive
	issued	Amount	issued	Amount	par value	deficit	compensation	income (loss)	Total
Balances at December 31, 2001	—	$—	92,417,713	$2,310,000	$1,744,134,000	$(211,066,000)	$(6,950,000)	$(81,866,000)	$1,446,622,000
Issuance of common stock	—	—	198,815	5,000	884,000	—	—	—	889,000
Amortization of deferred compensation	—	—	—	—	—	—	6,950,000	—	6,950,000
Stock option compensation	—	—	—	—	2,306,000	—	—	—	2,306,000
Net loss	—	—	—	—	—	(105,698,000)	—	—	(105,698,000)
Other comprehensive loss -
Foreign currency translation adjustment	—	—	—	—	—	—	—	43,518,000	43,518,000
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	(16,197,000)	(16,197,000)
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	3,272,000	3,272,000
Comprehensive loss									(75,105,000)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	—	(21,970,000)
Balances at December 31, 2002	—	—	92,616,528	2,315,000	1,747,324,000	(338,674,000)	—	(51,273,000)	1,359,692,000
Stock option compensation	—	—	—	—	101,000	—	—	—	101,000
Net loss	—	—	—	—	—	(61,713,000)	—	—	(61,713,000)
Other comprehensive income (loss) -
Foreign currency translation adjustment	—	—	—	—	—	—	—	78,868,000	78,868,000
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	2,928,000	2,928,000
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	4,144,000	4,144,000
Comprehensive income (loss)									24,227,000
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—		(21,970,000)
Balances at December 31, 2003	—	—	92,616,528	2,315,000	1,747,425,000	(422,357,000)	—	34,667,000	1,362,050,000
Issuance of common stock	—	—	425,000	11,000	3,240,000	—	(3,251,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	542,000	—	542,000
Stock option compensation	—	—	—	—	101,000	—	—	—	101,000
Net loss	—	—	—	—	—	(464,809,000)		—	(464,809,000)
Other comprehensive loss -
Foreign currency translation adjustment	—	—	—	—	—	—	—	(55,612,000)	(55,612,000)
Additional minimum liability on defined benefit retirement plan	—	—	—	—	—	—	—	(877,000)	(877,000)
Cash flow hedging derivatives	—	—	—	—	—	—	—	6,638,000	6,638,000
Comprehensive loss									(514,660,000)
Preferred stock dividends	—	—	—	—	—	(21,968,000)	—	—	(21,968,000)
Balances at December 31, 2004	—	$—	93,041,528	$2,326,000	$1,750,766,000	$(909,134,000)	$(2,709,000)	$(15,184,000)	$826,065,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flow from operating activities:
Net loss	$(464,809,000)	(61,713,000)	(105,698,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151,422,000	145,453,000	137,881,000
Minority interest in earnings	37,686,000	35,997,000	36,760,000
Partnership and joint venture distributions	(41,568,000)	(42,326,000)	(42,570,000)
Noncash compensation	643,000	101,000	9,256,000
Interest accretion on notes payable	496,000	10,205,000	37,818,000
Early repurchase of debt	37,731,000	27,592,000	29,895,000
Loss on discontinued operations	256,659,000	43,993,000	34,297,000
Cumulative change in accounting principle	—	—	61,054,000
Amortization of debt issuance costs	8,117,000	8,400,000	8,952,000
Other including loss on disposal of assets	27,997,000	2,016,000	4,512,000
(Increase) decrease in accounts receivable	5,540,000	1,724,000	(4,093,000)
(Increase) decrease in inventories, prepaid expenses and other current assets	(9,976,000)	10,035,000	1,771,000
(Increase) decrease in deposits and other assets	(10,030,000)	6,284,000	(2,153,000)
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	15,698,000	4,171,000	13,767,000
Increase (decrease) in accrued interest payable	(10,034,000)	9,754,000	7,396,000
Deferred income tax expense (benefit)	27,627,000	(36,492,000)	(18,091,000)
Total adjustments	498,008,000	226,907,000	316,452,000

Net cash provided by operating activities	33,199,000	165,194,000	210,754,000

Cash flow from investing activities:
Additions to property and equipment	(107,048,000)	(99,408,000)	(134,883,000)
Purchase of identifiable intangible assets	(500,000)	(1,186,000)	—
Capital expenditures of discontinued operations	(2,169,000)	(13,509,000)	(33,185,000)
Acquisition of theme park assets	—	(5,764,000)	(7,036,000)
Acquisition of theme park companies, net of cash acquired	—	—	(5,415,000)
Purchase of restricted-use investments	(134,508,000)	(317,913,000)	(469,933,000)
Maturities of restricted-use investments	317,913,000	75,111,000	469,991,000
Proceeds from sale of discontinued operations	314,456,000	—	—
Proceeds from sale of assets	12,955,000	181,000	3,996,000

Net cash provided by (used in) investing activities	401,099,000	(362,488,000)	(176,465,000)

Cash flow from financing activities:
Repayment of long-term debt	(1,146,461,000)	(706,356,000)	(721,466,000)
Proceeds from borrowings	716,500,000	1,008,850,000	717,811,000
Net cash proceeds from issuance of common stock	—	—	889,000
Payment of cash dividends	(20,844,000)	(20,844,000)	(20,844,000)
Payment of debt issuance costs	(13,490,000)	(17,312,000)	(24,615,000)
Net cash provided by (used in) financing activities	(464,295,000)	264,338,000	(48,225,000)

See accompanying notes to consolidated financial statements.

	2004	2003	2002

Effect of exchange rate changes on cash	615,000	(162,000)	(339,000)

Increase (decrease) in cash and cash equivalents	(29,382,000)	66,882,000	(14,275,000)

Cash and cash equivalents at beginning of year	98,189,000	31,307,000	45,582,000

Cash and cash equivalents at end of year	$68,807,000	98,189,000	31,307,000

Supplemental cashflow information:

Cash paid for interest	$197,091,000	186,801,000	176,309,000

Cash paid for income taxes	$3,620,000	3,131,000	1,886,000

Supplemental disclosure of noncash investing and financing activities:

2004

•   None.

2003

•   None.

2002

•      Acquired approximately $3,084,000 of assets through a capital lease; $3,000,000 was in connection with the Jazzland acquisition.

•      Assumed $16,820,000 of long-term debt in Jazzland acquisition, including the $3,000,000 capital lease referred to above.

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(1)       Summary of Significant Accounting Policies

(a)           Description of Business

We own and operate regional theme amusement and water parks. As of December 31, 2003, we owned or operated 39 parks.  In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  As of December 31, 2004, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one in Canada. The accompanying consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 reflect the assets, liabilities and results of the sold facilities as discontinued operations. See Note 2.

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

During the fourth quarter of 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulleting No. 51” which was subsequently reissued in December 2003 as Interpretation No. 46 – Revised (FIN 46).  Pursuant to those provisions we consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Marine World as we have determined that we have the most significant economic interest because we receive a majority of these entity’s expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The 2002 consolidated financial statements have been reclassified to consolidate these entities in order to enhance the comparability to the 2003 and 2004 presentation. The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest.  The portion of earnings from these parks owned by non-affiliated parties in these entities is reflected as minority interest  in earnings in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

In November 2004, we sold for nominal consideration our 5% equity investment in Warner Bros. Movie World Madrid which had been accounted for using the cost method of accounting.  The loss on the disposition is accounted for as other income (loss) for the year ended December 31, 2004. See Note 2. Intercompany transactions and balances have been eliminated in consolidation.

(c)           Cash Equivalents

Cash equivalents of $39,940,000 and $61,827,000 at December 31, 2004 and 2003, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash.  For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

(d)           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies.

(e)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $16,467,000 and $14,786,000 of spare parts inventory for existing rides and attractions at December 31, 2004 and 2003, respectively.  These items are expensed as the repair or maintenance of rides and attractions occur.

(f)            Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired.  The costs of other advertising, promotion, and marketing programs are charged to operations when incurred.  The amounts capitalized at year end are included in prepaid expenses.

Advertising and promotions expense was $115,175,000, $112,121,000 and $105,097,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

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

(i)            Intangible Assets

As of January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As a result, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually.  As of the date of the adoption of SFAS No. 142, and including goodwill associated with our parks sold in 2004, our unamortized goodwill was $1,339,988,000.  In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Based on the foregoing, we determined that $61,054,000 of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations.  For subsequent years we determined the fair value of our North American assets by using the discounted cash flow method, that is, we estimated annual cash flows applicable to our North American unit (after deducting estimated capital expenditures), applied an estimated valuation multiple to a terminal cash flow amount and discounted the result by an amount equal to our cost of capital.  Based on the foregoing, no impairment was required for 2003 or 2004.  Our unamortized goodwill is $1,217,414,000 at December 31, 2004.

The following table reflects our intangible assets all of which are subject to amortization (in thousands):

	As of December 31, 2004		As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-compete agreements	$610	601	3,610	1,055	3,610	833

Licenses	16,932	3,566	22,932	3,749	21,746	2,771
	$17,542	4,167	26,542	4,804	25,356	3,654

We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $880,000 over each of the next five years.  The range of useful lives of the intangible assets is from 5 to 25 years, with a weighted average of 22.7 years.

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

(m)          Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  United States deferred income taxes have not been provided on foreign earnings which are being permanently reinvested.  We have recorded a valuation allowance of $153,384,000 as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

(n)           Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period.  No adjustments for stock options were included in the 2004, 2003 and 2002 computations of diluted loss per share because the effect would have been antidilutive.  See Note 1(o) for additional information relating to the number of stock options outstanding.  Additionally, the weighted average number of shares for each of the years ended December 31, 2004, 2003 and 2002 does not include the impact of the conversion of outstanding convertible preferred stock into shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive. The weighted average number of shares for the year ended December 31, 2004 also does not include the impact of the conversion of our outstanding convertible notes into shares of common stock as the effect of the conversion and resulting decrease in interest expense would be anitdilutive.  Our Preferred Income Equity Redeemable Shares (PIERS), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.   Our convertible notes were issued in November 2004 and are convertible into approximately 47,087,000 shares of common stock.

Preferred stock dividends and amortization of related issue costs of $21,968,000, $21,970,000 and $21,970,000 were included in determining net loss applicable to common stock in 2004, 2003 and 2002, respectively.

(o)           Stock Compensation

We have applied the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for our stock option plans (See note 1(t) for our discussion of the impact of adopting FASB Statement No.123 (Revised 2004), "Share Based Payments.").  Under this method, compensation expense for unconditional employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for exercise is achieved exceeds the stock option exercise price, is recognized over the service period.  For stock options issued to nonemployees, we recognize compensation expense at the time of issuance based upon the fair value of the options issued.

Certain members of our management and professional staff have been issued seven-year options to purchase common shares under our 2004, 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans).  Through December 31, 2004 all stock options granted under the Option Plans, have been granted with an exercise price equal to the underlying stock’s fair value at the date of grant.  Except for conditional options issued in 1998, options may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates.  Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment.  There were 1,531,000 conditional stock options granted in 1998.  These options have the same vesting schedule as the unconditional stock options, except that no conditional option could be exercised until after the conditions of the stock option were met.  The conditions related to the exercise of these stock options were met during December 1999.

In June 2001, our shareholders approved a stock option plan for non-management directors providing for options with respect to an aggregate of 250,000 shares.  In June 2004, our shareholders approved a stock option plan for employees and directors providing for options with respect to 1,800,000 shares.  Through December 31, 2004, we have granted to our non-management directors an aggregate of 340,000 options with a weighted average exercise price of $10.13 and weighted average remaining life to maturity of 5.35 years.  Other than exercise prices, the terms of the directors’ options are comparable to options issued to management.

At December 31, 2004, there were 5,388,874 additional shares available for grant under the Option Plans.  The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $7.63, $3.47 and $9.49, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 - expected dividend yield 0%, risk-free interest rate of 3.28%, expected volatility of 80%, and an expected life of 5 years.  2003 - expected dividend yield 0%, risk-free interest rate of 2.87%, expected volatility of 82%, and an expected life of 5 years.  2002 - expected dividend yield 0%, risk-free interest rate of 4.18%, expected volatility of 85%, and an expected life of 5 years.

No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements.  Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” our net loss would have been increased to the pro forma amounts below:

	2004	2003	2002
Net loss applicable to common stock:
As reported	$(486,777,000)	(83,683,000)	(127,668,000)
Add: Noncash compensation	643,000	101,000	9,256,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,868,000)	(13,296,000)	(30,941,000)
Pro forma	$(489,002,000)	(96,878,000)	(149,353,000)
Net loss per weighted average common share outstanding – basic and diluted:
As reported	$(5.23)	(0.90)	(1.38)
Pro forma	$(5.26)	(1.05)	(1.61)

Stock option activity during the years indicated is as follows:

	Number of shares	Weighted- average exercise price
Balance at December 31, 2001	7,406,825	$20.01

Granted	549,000	13.70
Exercised	(198,815)	4.47
Forfeited	(383,000)	21.58
Expired	—	—
Balance at December 31, 2002	7,374,010	19.88

Granted	105,000	5.21
Exercised	—	—
Forfeited	(412,600)	21.05
Expired	(571,410)	11.00
Balance at December 31, 2003	6,495,000	20.23

Granted	545,000	7.63
Exercised	—
Forfeited	(2,850,000)	20.85
Expired	(6,000)	11.00
Balance at December 31, 2004	4,184,000	$18.18

At December 31, 2004, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.21 to $25.00 and 1.77 years, respectively.

At December 31, 2004, 2003 and 2002, options exercisable were 3,490,400, 6,041,200, and 4,962,410, respectively, and weighted-average exercise price of those options was $19.69, $20.80 and $19.44, respectively.

Restricted Stock Grants

We issued 900,000 restricted common shares with an estimated aggregate value of $14,625,000 to members of our senior management in July 1997.  We issued an additional 920,000 restricted common shares with an estimated aggregate value of $16,100,000 to members of our senior management in October 1998.  We also issued an additional 370,126 restricted common shares with an estimated aggregate value of $7,439,000 to members of our senior management in April 2001. Pursuant to employment agreements with our Chief Executive Officer and Chief Financial Officer, dated December 31, 2003, those executives were issued an aggregate of 425,000 shares of restricted common stock in January 2004 with an aggregate value of $3,251,000 on the date of issuance.  The restrictions on the stock issued lapse ratably over various terms, generally based on continued employment.  The restrictions also lapse upon termination of the executive without cause or if a change in control of Six Flags occurs.  Compensation expense equal to the aggregate value of the shares is being recognized as an expense over the respective vesting period.

(p)           Investment Securities

Restricted-use investment securities at December 31, 2004 and 2003 consist of U.S. Treasury securities.  The restricted-use investments at December 31, 2004 and December 31, 2003 were restricted to provide funds to prepay certain debt.  The prepayments were made in February 2005 and January 2004, respectively.  See Notes 6(b) and 6(c).  We classify our investment securities in one of two categories: available-for-sale or held-to-maturity.  Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All other securities held by us are classified as available-for-sale.  We do not purchase investment securities principally for the purpose of selling them in the near term and thus have no securities classified as trading.

Available-for-sale securities are recorded at fair value.  As of December 31, 2004 and 2003, the fair value of the restricted-use investments classified as available-for-sale was $134,508,000 and $317,913,000 which approximated the amortized cost of the securities.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  As of December 31, 2004 and 2003, our restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.  Interest income is recognized when earned.

(q)           Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss, changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and the additional minimum liability on our defined benefit plan and is presented in the consolidated statements of stockholders’ equity and other comprehensive income (loss) as accumulated other comprehensive income (loss).

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

(s)                                               Reclassifications

Reclassifications have been made to certain amounts reported in 2002 and 2003 to conform with the 2004 presentation.

(t)                                                Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. As a larger public entity, we will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is the third quarter of 2005.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our noncash compensation expense in future periods. We have not determined the method that we will use to estimate the fair value of stock options as part of our adoption of Statement 123(R). As disclosed in the notes to our consolidated financial statements, using the Black-Scholes method of determining fair value in the past would have increased our noncash compensation expense by approximately $21,685,000 in 2002, approximately $13,195,000 in 2003 and approximately $2,225,000 in 2004. The provisions of our credit facilities and outstanding notes do not include noncash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial position or results of operations.

(2)                     Acquisition and Disposition of Theme Parks

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144,300,000. In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that owned the seven parks we owned in Europe. The purchase price was approximately $200,000,000, of which Euro 10.0 million ($12,100,000 as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11,600,000 represented the assumption of certain debt by the buyer, with the balance paid in cash. Net cash proceeds from these transactions have primarily been used to pay down debt and to fund investments in our remaining parks. Through December 31, 2004, approximately $248,588,000 of debt had been repaid with such proceeds, not including the debt assumed by the buyer of our European parks.

Pursuant to SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the parks sold as discontinued operations. The assets and liabilities of such operations have been classified as ‘‘Assets held for sale’’ and ‘‘Liabilities from discontinued operations’’ on the December 31, 2003 consolidated balance sheet and consist of the following:

December 31, 2003
(in thousands)
Current assets	$39,908
Property, plant and equipment, net	658,974
Other assets	71,807
Total assets held for sale	$770,689
Current liabilities	$42,711
Long term debt	11,997
Deferred tax liabilities	14,422
Total liabilities from discontinued operations	$69,130

The net loss from discontinued operations was classified on the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 as ‘‘Discontinued operations, inclusive of tax.’’ Summarized results of discontinued operations are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Operating revenue	$3,286	188,026	183,185
Loss on sale of discontinued operations	(310,281)	—	—
Income (loss) from discontinued operations before income taxes	(34,667)	(4,227)	10,305
Income tax expense (benefit)	(57,387)	(4,572)	6,473
Net results of discontinued operations	$(287,561)	345	3,832

See Note 1(i) related to the $61,054,000 of cumulative effect of a change in accounting principle related to the sold European assets.

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

During November 2004 we agreed with the owner of the park we managed in Spain to terminate the management agreement and to transfer our 5% investment in the equity of the park for nominal consideration. By virtue of the foregoing, we recognized losses of approximately $6.7 million and $8.3 million, representing the carrying amount of our investment in the park and certain intangible assets related to non-compete agreements and licenses, respectively. These losses were recorded in other income (expense) in the accompanying 2004 consolidated statement of operations.

On August 23, 2002, we acquired Jazzland (now Six Flags New Orleans), a theme park located outside New Orleans, for the assumption of $16,820,000 of pre-existing liabilities of the park and aggregate cash payments of $5,415,000.  The prior owner of the park had sought protection under the federal bankruptcy laws.  We agreed to invest in the park $25,000,000 over the three seasons commencing with 2003.  As of December 31, 2004, this obligation was satisfied.  We lease, from the Industrial Development Board of the City of New Orleans, on a long-term basis, the land on which the park is located, together with most of the rides and attractions existing at the park on the acquisition date.  Pursuant to this lease, the Industrial Development Board automatically acquires title to and becomes the owner of all rides, attractions and other leasehold improvements funded with our $25,000,000 investment or with other amounts we invest at the park, subject to all of the terms of the lease.  We also own a separate 66-acre parcel available for complementary uses. There were no costs in excess of the fair value of the net assets acquired.  The transaction was accounted for as a purchase.

The 2002 acquisition did not materially impact our 2002 results of operations.  As a result, no pro forma information has been presented.

(3)                     Property and Equipment

Property and equipment, at cost, are classified as follows:

	December 31,
	2004	2003
Land	$270,223,000	$278,304,000

Land improvements	375,043,000	360,920,000

Buildings and improvements	467,776,000	458,886,000

Rides and attractions	1,434,734,000	1,385,237,000

Equipment	326,817,000	324,732,000

Total	2,874,593,000	2,808,079,000

Less accumulated depreciation	854,555,000	718,059,000
	$2,020,038,000	$2,090,020,000

(4)                     Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $5,356,000, $5,705,000 and $6,223,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

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

See note 12 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).

(5)                     Derivative Financial Instruments

In February 2000, we entered into three interest rate swap agreements that effectively convert $600,000,000 of the term loan component of the Credit Facility (see Note 6(b)) into a fixed rate obligation.  The terms of the agreements, as subsequently extended, each of which has a notional amount of $200,000,000, began in March 2000 and expire from March 2005 to June 2005.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Our interest rate swap arrangements were designed to “lock-in” the LIBOR component at rates, from February 2001 to March 6, 2003, ranging from 5.13% to 6.07% (with an average of 5.46%) and after March 6, 2003, from 2.065% to 3.50% (with an average of 3.01%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

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

The Partnership Parks are also party to interest rate swap agreements with respect to an aggregate of $9,933,000 of indebtedness at December 31, 2004 and $16,640,000 of indebtedness at December 31, 2003.

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

During 2004, 2003 and 2002, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

As of December 31, 2004, approximately $1,695,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  No transactions and events are expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to operations.  The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 5 months.

(6)                     Long-Term Debt

At December 31, 2004 and 2003, long-term debt consists of:

	2004 (pro forma)(1)	2004	2003
Long-term debt:
Credit Facility (a)	$651,725,000	651,725,000	600,000,000
9 3/4% Senior Notes due 2007 (b)	—	—	423,000,000
9 1/2% Senior Notes due 2009 (c)	—	304,655,000	375,000,000
8 7/8% Senior Notes due 2010 (d)	300,300,000	300,300,000	480,000,000
9 3/4%Senior Notes due 2013 (e)	388,000,000	388,000,000	430,000,000
9 5/8%Senior Notes due 2014 (f)	503,650,000	308,650,000	325,000,000
4 1/2% Convertible Senior Notes due 2015 (g)	299,000,000	299,000,000	—
Other	21,999,000	21,999,000	44,759,000
Net Discounts	(1,654,000)	(1,746,000)	(3,354,000)
	2,163,020,000	2,272,583,000	2,674,405,000

Less current and called portions	24,394,000	147,461,000	320,211,000
	$2,138,626,000	2,125,122,000	2,354,194,000

(1)          Gives effect to the issuance of $195,000,000 principal amount of 9 5/8% Senior Notes due 2014 (see note (f)) and $299,000,000 principal amount of 4 ½% Convertible Senior Notes due 2015 (see note (g)) and the use of proceeds thereof as if all transactions had been completed on December 31, 2004.

(a)          On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into the Credit Facility, which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004 and November 5, 2004.  The Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at December 31, 2004 or 2003), a $100,000,000 multicurrency reducing revolver facility (of which none was outstanding at December 31, 2004 or 2003) and a $655,000,000 six-year term loan ($651,725,000 of which was outstanding as of December 31, 2004 and $600,000,000 of which was outstanding as of December 31, 2003).  Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At December 31, 2004, the weighted average interest rate for borrowings under the term loan was 5.47%.  At December 31, 2003, the weighted average interest rate for borrowings under the term loan was 5.51%. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31,

2008.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date, our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations capital stock.  See Note 5 regarding interest rate hedging activities.

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

On January 14, 2004, we completed a $130,000,000 increase of the term loan portion of the Credit Facility and used all of the proceeds of the additional loan to redeem the remaining balance of our 9 3/4% Senior Notes due 2007 then outstanding. See 6(b) below. In March 2004, we amended the term loan in order to permit the sales of the discontinued operations. In April 2004, we permanently repaid $75,000,000 of the term loan from a portion of the proceeds of the sale of the discontinued operations and recognized a gross loss of $1,216,000 for the write off of debt issuance costs.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to December 31, 2004) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(b)         On June 30, 1999, Holdings issued $430,000,000 principal amount of 9¾% Senior Notes due 2007 (the 2007 Senior Notes). In December 2002, we repurchased $7,000,000 principal amount of the 2007 Senior Notes.  In January 2004, we redeemed the 2007 Notes in full from the proceeds of the December 2003 issuance of our 9 5/8% Senior Notes due 2014 (see Note 6(f) below) and the proceeds of the $130.0 million increase in our term loan (see Note 6(a) above).  A gross loss of $25,178,000 due to the redemption of the 2007 Notes was recognized in 2004.

(c)          On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes). As of December 31, 2004, we had repurchased $70.3 million of the 2009 Senior Notes from a portion of the proceeds of the sale of the discontinued operations (see Note 2) and a portion of the proceeds of the November 2004 offering of our 4 ½% Convertible Senior Notes due 2015 (the Convertible Notes).  See Note 6(g).  A gross loss of $3,922,000 due to the repurchase of the 2009 Notes was recognized in 2004.  On December 30, 2004 we issued an irrevocable notice of partial optional redemption to holders of the 2009 Notes with respect to the redemption of $123,500,000 aggregate principal amount of the 2009 Notes on February 1, 2005 with a portion of the net proceeds of the Convertible Notes.  We redeemed the balance of the 2009 Notes on February 7, 2005 with the proceeds of the January 2005 offering of $195,000,000 of additional 9 5/8% Senior Notes due 2014 (see Note 6(f)).  A gross loss of $19,116,000 due to the redemptions of the 2009 Notes will be recognized in the first quarter of 2005.

(d)         On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes). As of December 31, 2004, we had repurchased $179.7 million of the 2010 Senior Notes from a portion of the proceeds of the sale of the discontinued operations (see Note 2) and a portion of the proceeds of the November 2004 offering of our Convertible Notes (see Note 6(g)).  A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $26,652,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings. The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

The indenture under which the 2010 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(e)          On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the 2013 Senior Notes).  As of December 31, 2004 we had repurchased $42,000,000 principal amount of the 2013 Senior Notes.  A gross loss of $1,979,000 due to this repurchase was recognized in 2004.  The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013

Senior Notes require annual interest payments of approximately $37,830,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of other senior notes. A gross loss of $27,592,000 due to the early repurchase and redemption of such other senior notes, together with a related $10,484,000 tax benefit, was recognized in 2003.

(f)            On December 5, 2003, Holdings issued $325,000,000 principal amount of the 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes.  A gross loss of $837,000 due to this repurchase was recognized in 2004.  In January 2005, we issued an additional $195,000,000 of 2014 Senior Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of 2009 Senior Notes (see 6(c)). The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2014 Senior Notes, including the January additional amount, require annual interest payments of approximately $48,476,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the original issuance of 2014 Senior Notes were used to redeem a portion of the 2007 Senior Notes (see Note 6(b)).

(g)         On November 19, 2004, Holdings issued $299,000,000 principal amount of Convertible Notes.  The Convertible Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of Convertible Notes, subject to adjustment, representing an initial conversion price of $6.35 per share.  Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock.  The Convertible Notes require annual interest payments of approximately $13,455,000 (4 ½% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015.  The Convertible Notes are redeemable, at Holdings’ option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity.  The net proceeds of the Convertible Notes were used to repurchase and redeem a portion of the 2009 Senior Notes (see Note 6(c)) and repurchase a portion of the 2010 Senior Notes (see Note 6 (d)).

Annual maturities of long-term debt (after giving effect to the issuance of an additional $ 195,000,000 of 2014 Senior Notes in January 2005 and the use of a portion of the proceeds of the Convertible Notes and the proceeds of the additional 2014 Senior Notes to redeem in full the 2009 Senior Notes in February 2005) during the five years subsequent to December 31, 2004, are as follows:

2005	$24,394,000
2006	10,107,000
2007	7,148,000
2008	317,675,000
2009	314,400,000
Thereafter	1,489,296,000
$2,163,020,000

The Credit Facility restricts the ability of Six Flags Operations to distribute assets to Holdings, and the indentures relating to Holdings’ Senior Notes restrict the ability of Holdings to distribute assets to its shareholders.  The Credit Facility restricts distributions by Six Flags Operations (i) up to $75,000,000 in the aggregate from cash from operations and (ii) to amounts required to pay interest on Holdings’ Senior Notes, dividends on Holdings’ outstanding preferred stock, required payments under the agreements relating to the Partnership Parks and certain tax and shared services arrangements.  The amount available for distribution (other than permitted payments in respect to shared administrative and other corporate expenses and tax sharing payments) at December 31, 2004 by Holdings based upon the most restrictive applicable indenture limitation was $543,820,000.

(7)                     Fair Value of Financial Instruments

The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2004 and 2003.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004				2003
	Carrying Amount		Fair value		Carrying Amount		Fair Value

Financial assets (liabilities):
Restricted-use investment securities	$134,508,000		134,508,000		317,913,000		317,913,000
Long-term debt	(2,272,583,000	)(1)	(2,340,012,000	)(1)	(2,674,405,000	)(2)	(2,764,509,000	)(2)
Interest rate swap agreements (included in other long-term liabilities)	(1,736,000)		(1,736,000)		(13,110,000)		(13,110,000)
PIERS	(282,245,000)		(254,495,000)		(281,119,000)		(263,350,000)

(1)          Includes $123,068,000 of 2009 Senior Notes that had been called for redemption at December 31, 2004 and were redeemed in February 2005. Also includes $181,155,000 of 2009 Notes called for redemption in January 2005 and redeemed in February 2005.

(2)          Includes $301,200,000 of 2007 Senior Notes that had been called for redemption at December 31, 2003 and were redeemed in January 2004.

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•                  The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

•                  PIERS:  The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices.

(8)                     Income Taxes

Income tax expense (benefit) allocated to operations for 2004, 2003 and 2002 consists of the following:

	Current	Deferred	Total
2004:
U.S. federal	$—	24,733,000	24,733,000
Foreign	2,520,000	984,000	3,504,000
State and local	1,223,000	2,524,000	3,747,000
	$3,743,000	28,241,000	31,984,000
2003:
U.S. federal	$—	(27,051,000)	(27,051,000)
Foreign	1,840,000	746,000	2,586,000
State and local	1,291,000	(5,390,000)	(4,099,000)
	$3,131,000	(31,695,000)	(28,564,000)
2002:
U.S. federal	$—	(21,161,000)	(21,161,000)
Foreign	1,312,000	1,156,000	2,468,000
State and local	648,000	(3,854,000)	(3,206,000)
	$1,960,000	(23,859,000)	(21,899,000)

Recorded income tax expense (benefit) allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2004, 2003 and 2002 to loss before income taxes as follows:

	2004	2003	2002
Computed “expected” federal income tax benefit	$(50,842,000)	(31,718,000)	(24,631,000)
Nondeductible compensation	225,000	35,000	3,035,000
Other, net	(7,194,000)	2,752,000	700,000
Effect of foreign income taxes	172,000	3,113,000	1,145,000
Effect of state and local income taxes, net of federal tax benefit	8,391,000	(2,746,000)	(2,148,000)
Valuation allowance	81,232,000	—	—
	$31,984,000	(28,564,000)	(21,899,000)

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 2004, 2003 and 2002 are presented below:

	2004	2003	2002
Deferred tax assets before valuation allowance	$618,629,000	432,531,000	399,514,000
Less valuation allowance	153,384,000	1,196,000	1,196,000

Net deferred tax assets	465,245,000	431,335,000	398,318,000
Deferred tax liabilities	479,736,000	475,618,000	470,539,000

Net deferred tax liability	$14,491,000	44,283,000	72,221,000

	2004	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$601,399,000	417,585,000	387,664,000
Alternative minimum tax credits	6,591,000	6,591,000	6,591,000
Accrued insurance and other	10,639,000	8,355,000	5,259,000
	618,629,000	432,531,000	399,514,000
Deferred tax liabilities:
Property and equipment	$466,542,000	463,408,000	458,499,000
Intangible assets and other	13,194,000	12,210,000	12,040,000
	479,736,000	475,618,000	470,539,000

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

As of December 31, 2004, we have approximately $1,628,316,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2024.  Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992.  A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established.  Additionally at December 31, 2004, we had approximately $6,591,000 of alternative minimum tax credits which have no expiration date.  We have recorded a valuation allowance of $153,384,000 as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

(b)                                      Share Rights Plan

On December 10, 1997, our board of directors authorized a share rights plan.  The plan was subsequently amended on February 4, 1998, May 18, 2004 and amended and restated as of September 14, 2004.  Under the plan, stockholders have one right for each share of common stock held.  The rights become exercisable ten business days after (a) an announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of our voting shares outstanding, or (b) the commencement or announcement of a person’s or group’s intention to commence a tender or exchange offer that could result in a person or group owning 15% or more of the voting shares outstanding.

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

The rights, which have no voting power, expire in 2008.  The rights may be redeemed by us for $.01 per right until the rights become exercisable.

(c)                       Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign currency items	Cash flow hedges	Additional minimum liability on benefit plan	Accumulated other comprehensive income (loss)

Balance, December 31, 2001	$(67,651,000)	(14,215,000)	—	(81,866,000)
Net current period change	43,518,000	(10,455,000)	(16,197,000)	16,866,000
Reclassification adjustments for losses reclassified into operations	—	13,727,000	—	13,727,000

Balance, December 31, 2002	(24,133,000)	(10,943,000)	(16,197,000)	(51,273,000)
Net current period change	78,868,000	(4,193,000)	2,928,000	77,603,000
Reclassification adjustments for losses reclassified into operations	—	8,337,000	—	8,337,000

Balance at December 31, 2003	54,735,000	(6,799,000)	(13,269,000)	34,667,000
Net current period change	(55,612,000)	(2,942,000)	(877,000)	(59,431,000)
Reclassification adjustments for losses reclassified into operations	—	9,580,000	—	9,580,000

Balance at December 31, 2004	$(877,000)	(161,000)	(14,146,000)	(15,184,000)

The cash flow hedge and the additional minimum liability on benefit plan amounts presented above during 2002 and 2003 are reflected net of tax, calculated at a rate of approximately 38%.

(10)              Pension Benefits

As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the Plan).  The Plan covered substantially all of SFTP’s employees.  During 1999 the Plan was amended to cover substantially all of  our domestic full-time employees.  During 2004, the Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003.  The Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  Plan assets are invested primarily in common stock and mutual funds.  The Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

Benefit Obligations

Change in benefit obligation

	2004	2003
Benefit obligation, January 1	$131,705,000	114,355,000
Service cost	5,381,000	4,729,000
Interest cost	8,317,000	7,689,000
Actuarial loss (gain)	6,665,000	7,543,000
Benefits paid	(2,804,000)	(2,611,000)
Plan amendments	2,538,000	—
Benefit obligation, December 31	$151,802,000	131,705,000

The accumulated benefit obligation for the U.S. pension plans at the end of 2004 and 2003 was $132,043,000 and $113,790,000, respectively.

We use a measurement date of December 31 for our pension plan.

Weighted average assumptions used to determine benefit obligations, December 31

	2004	2003
Discount rate	5.875%	6.125%
Rate of compensation increase	3.750%	3.750%

Change in Plan assets

	2004	2003

Fair value of plan assets, January 1	$92,222,000	76,636,000
Actual return on plan assets	9,389,000	14,869,000
Employer contribution	3,149,000	3,328,000
Benefits paid	(2,804,000)	(2,611,000)
Fair value of plan assets, December 31	$101,956,000	92,222,000

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for the Six Flags pension plan at the end of 2004 and 2003, and the target allocation for 2005, by asset category, follows. The fair value of plan assets for these plans is $101,956,000 and $92,222,000 at the end of 2004 and 2003, respectively. The expected long term rate of return on these plan assets was 8.75% in 2004 and 9.00% in 2003.

Asset category

	Target Allocation for 2005	Percentage of Plan Assets at Year End,
		2004	2003
Equity securities	60.0%	62.6%	61.7%
Fixed Income	38.5%	37.2%	37.8%
Short Term Investments	1.5%	0.2%	0.5%
Other	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

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

Funded Status

The funded status of the Plan, reconciled to the amount in the consolidated balance sheets at December 31 follows:

	2004	2003
End of Year
Fair value of Plan assets	$101,956,000	92,222,000
Benefit obligation	(151,802,000)	(131,705,000)
Funded status	(49,846,000)	(39,483,00)
Amounts not yet recognized:
Unrecognized net (gain) loss	42,037,000	39,316,000
Unrecognized prior service cost (benefit)	3,927,000	1,745,000
Net amount recognized	$(3,882,000)	1,578,000

	2004	2003
End of Year
Prepaid benefit cost	$—	1,578,000
Accrued benefit cost	(3,882,000)	—
Additional minimum liability	(26,205,000)	(23,146,000)
Intangible asset	3,927,000	1,745,000
Accumulated other comprehensive income	22,278,000	21,401,000
Net amount recognized	$(3,882,000)	1,578,000

At December 31, 2004 and 2003 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2004	2003	2004	2003
End of Year
Projected benefit obligation	$151,802,000	$131,705,000	151,802,000	$131,705,000
Accumulated benefit obligation	132,043,000	113,790,000	132,043,000	113,790,000
Fair value of Plan assets	101,956,000	92,222,000	101,956,000	92,222,000

Expected Cash Flows

Information about expected cash flows for the plan follows:

Employer Contributions for Fiscal Year 2005

2005 (expected) to plan trusts	$9,432,000

Expected benefit payments:

2005	3,458,000
2006	3,991,000
2007	4,528,000
2008	5,093,000
2009	5,708,000
2010 – 2014	40,166,000
$62,944,000

Components of net periodic benefit cost

	Years ended December 31,
	2004	2003	2002
Service cost	$5,381,000	$4,729,000	$3,910,000
Interest cost	8,318,000	7,689,000	6,966,000
Expected return on plan assets	(8,071,000)	(6,859,000)	(7,346,000)
Amortization of prior service cost (benefit)	356,000	301,000	301,000
Amortization of net actuarial loss (gain)	2,625,000	3,260,000	895,000
Net periodic benefit cost	$8,609,000	$9,120,000	$4,726,000

Weighted-average assumptions used to determine net cost

Discount rate	6.125%	6.500%	7.250%
Rate of compensation increase	3.750%	4.000%	4.250%
Expected return on plan assets	8.750%	9.000%	9.000%

The return on assets assumption was developed based on consideration of historical market returns, current market conditions, and the Plan’s past experience.  Estimates of future market returns by asset category are reflective of actual long-term historical returns.

Overall, it was projected that the Plan could achieve an 8.75% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the Plan’s policy of monitoring manager performance.

Additional Information

	Pension Benefits
	2004	2003
Change in minimum liability included in other comprehensive income, net of tax for 2003	$877,000	$2,928,000

At December 31, 2004, the Plan’s accumulated benefit obligation exceeded the fair value of Plan assets resulting in the Plan being underfunded by $30,087,000.  As such, we recognized the difference between our recorded prepaid benefit cost and the underfunded status of the Plan as a liability of $26,205,000.  As of December 31, 2004, we have recorded in other comprehensive loss $22,278,000 as an additional minimum liability of the Plan.  Additionally, we recognized an intangible asset of $3,927,000 which represents the previously unrecognized prior service cost of the Plan.

(11)              401(k) Plan

We have a qualified, contributory 401(k) plan (the 401(k) Plan).  All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old.  We match 100% of the first 2% and 25% of the next 6% of salary contributions made by employees.  The accounts of all participating employees are fully vested upon completion of four years of service.  We recognized approximately $3,759,000, $2,356,000, and $2,183,000 of related expense in the years ended December 31, 2004, 2003 and 2002, respectively.

(12)              Commitments and Contingencies

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $54,915,000 (as of 2005 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the Partnership Agreements) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted-average four-year

EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On December 31, 2004, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships.  The maximum unit purchase obligations for 2005 at both parks will aggregate approximately $215,500,000.

We lease under long-term leases the sites of Wyandot Lake, Enchanted Village, Six Flags New Orleans, Six Flags Mexico, La Ronde and each of the two Waterworld/USA locations.  We also lease portions of the site of Six Flags Kentucky Kingdom and a small parcel near Six Flags New England.  In certain cases rent is based upon percentage of the revenues earned by the applicable park.  During 2004, 2003 and 2002, we recognized approximately $8,581,000, $7,617,000, $6,407,000, respectively, of rental expense under these rent agreements.

Total rental expense, including office space and park sites, was approximately $14,418,000, $13,114,000 and $12,639,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum obligations under noncancellable operating leases, including site leases, at December 31, 2003, are summarized as follows (in thousands):

Year ending December 31,
2005	$9,998,000
2006	9,517,000
2007	9,251,000
2008	9,100,000
2009	9,080,000
2010 and thereafter	200,428,000
$247,374,000

We are party to a license agreement (the U.S. License Agreement) pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use.  Under the U.S. License Agreement, we pay an annual license fee of $2,500,000 through May 2005.  Effective June 1, 2005, the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis.  Based on current usage, the annual fee will increase to approximately $4,000,000 at that time.

In November 1999, we entered into license agreements (collectively the International License Agreement) pursuant to which we have the exclusive right on a long term basis to theme parks use in

Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use.  Under the International License Agreement, the license fee is based on specified percentages of the gross revenues of the applicable parks.  We have prepaid approximately $5,051,000 of international license fees.

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

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York. At December 31, 2004, $2,418,000 was outstanding under the loan.  One of our partners in the joint venture also guaranteed the loan.  Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we deposited $8.0 million in a cash collateral account (which is included in deposits and other assets in the 2004 consolidated balance sheet). We have entered into a management agreement to manage and operate the project upon its completion.

(13)              Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making.  The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment - operation of theme parks.  The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	2004	2003	2002
	(In thousands)
Theme park revenues	$1,037,692	1,048,643	1,059,095
Theme park cash expenses	705,742	686,128	651,942
Aggregate park EBITDA	331,950	362,515	407,153

Minority interest in earnings	(43,042)	(41,702)	(42,983)
Corporate expenses	(30,312)	(28,238)	(29,627)
Non-cash compensation	(643)	(101)	(9,256)
Other income (expense)	(65,570)	(30,037)	(35,895)
Minority interest in earnings – depreciation and other expense	5,356	5,705	6,223
Depreciation and amortization	(151,422)	(145,453)	(137,881)
Interest expense	(195,674)	(215,239)	(231,337)
Interest income	4,093	1,928	3,228
Loss from continuing operations before income taxes	$(145,264)	(90,622)	(70,375)

One of our parks is located in Mexico and one is located in Canada.  The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2004, 2003 and 2002:

	Domestic	Foreign	Total
	(In thousands)
2004:
Long-lived assets	$3,119,268	135,486	3,254,754
Revenues	969,614	68,078	1,037,692
2003:
Long-lived assets	$3,204,321	125,870	3,330,191
Revenues	986,071	62,572	1,048,643
2002:
Long-lived assets	$3,243,816	124,968	3,368,784
Revenues	997,418	61,677	1,059,095

Long-lived assets include property and equipment and intangible assets.

(14)              Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2004 and 2003:

	2004
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$44,813,000	356,411,000	527,409,000	109,059,000	1,037,692,000

Net income (loss) applicable to common stock	(410,312,000)	(12,318,000)	50,874,000	(115,021,000)	(486,777,000)
Net income (loss) per weighted average common share outstanding:
Basic	(4.41)	(0.13)	0.55	(1.24)	(5.23)
Diluted	(4.41)	(0.13)	0.53	(1.24)	(5.23)

	2003
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenue	$43,862,000	361,372,000	545,192,000	98,217,000	1,048,643,000
Net income (loss) applicable to common stock	(115,598,000)	(17,761,000)	134,679,000	(85,003,000)	(83,683,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.25)	(0.19)	1.45	(0.92)	(0.90)
Diluted	(1.25)	(0.19)	1.32	(0.92)	(0.90)

We operate a seasonal business.  In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

See note 2 with respect to our loss on sale of discontinued operations during 2004.

EXHIBIT INDEX

(2)                                  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

(a)                                  Asset Purchase Agreement, dated as of April 8, 2004, between Registrant and Cedar Fair L.L.P. – incorporated by reference from Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2004.

(b)                                 Share Purchase Agreement, dated as of April 8, 2004, between Registrant, Premier International Holdings Inc., Walibi Holding LLC and Star Parks Belgium Holdco S.A. – incorporated by reference from Exhibit 2.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2004.

(3)                                  Articles of Incorporation and By-Laws:

(a)                                  Certificate of Designation of Series A Junior Preferred Stock of Registrant — incorporated by reference from Exhibit 2(1.C) to Registrant’s Form 8-A dated January 21, 1998.

(b)                                 Restated Certificate of Incorporation of Registrant, dated March 25, 1998 — incorporated by reference from Exhibit 3 to Registrant’s Current Report on Form 8-K, filed on March 26, 1998.

(c)                                  Certificate of Designation, Rights and Preferences for 7½% Mandatorily Convertible Preferred Stock of Registrant — incorporated by reference from Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(d)                                 Certificate of Amendment of Certificate of Incorporation of Registrant, dated July 24, 1998 — incorporated by reference from Exhibit 3(p) to Registrant’s Form 10-K for the year ended December 31, 1998.

(e)                                  Certificate of Amendment of Certificate of Incorporation of Registrant, dated June 30, 2000 — incorporated by reference from Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(f)                                    Certificate of Designation, Rights and Preferences for 7¼% Convertible Preferred Stock of Registrant — incorporated by reference from Exhibit 5 to Registrant’s Current Report on Form 8-K, filed on January 23, 2001.

(g)                                 Amended and Restated By-laws of Registrant — incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on September 15, 2004.

(4)                                  Instruments Defining the Rights of Security Holders, Including Indentures:

(a)                                  Form of Common Stock Certificate — incorporated by reference from Exhibit 4(l) to Registrant’s Registration Statement on Form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.

(b)                                 Indenture, dated as of February 2, 2001, between Registrant and The Bank of New York with respect to Registrant’s 9½% Senior Notes due 2009 — incorporated by reference from Exhibit 4(j) to Registrant’s Form 10-K for the year ended December 31, 2000.

(c)                                  Registration Rights Agreement, dated as of February 2, 2001, between Registrant, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc. and Scotia Capital (USA) Inc. with respect to Registrant’s 9 ½% Senior Notes due 2009 – incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-600060), filed on May 2, 2001.

(d)                                 Form of Deposit Agreement, dated as of January 23, 2001, among Registrant, The Bank of New York, as Depositary, and owners and holders of depositary receipts — incorporated by reference from Exhibit 12 to Registrant’s Form 8-A12B filed on January 23, 2001.

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

(g)                                 Indenture, dated as of February 11, 2002, between Registrant and The Bank of New York with respect to Registrant’s 8 7/8% Senior Notes due 2010 – incorporated by reference from Exhibit 4(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(h)                                 Registration Rights Agreement, dated as of February 11, 2002 between Registrant and Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co., Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. with respect to Registrant’s 8-7/8% Senior Notes due 2010 – incorporated by reference from Exhibit 4(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(i)                                     Indenture, dated as of April 16, 2003, between Registrant and The Bank of New York with respect to Registrant’s 9 ¾% Senior Notes due 2013 – incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

(j)                                     Registration Rights Agreement, dated as of April 16, 2003, between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc. and Credit Lyonnais Securities (USA) Inc. with respect to Registrant’s 9 3/4% Senior Notes due 2013 –  incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

(k)                                  Indenture, dated as of December 5, 2003, between Registrant and The Bank of New York with respect to Registrant’s 9 5/8% Senior Notes due 2014 – incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(l)                                     Registration Rights Agreement, dated as of December 5, 2003, between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc. with respect to Registrant’s 9 5/8% Senior Notes due 2014 – incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(m)                               Indenture, dated as of June 30, 1999, between Registrant and The Bank of New York with respect to Debt Securities – incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated July 2, 1999.

(n)                                 Second Supplemental Indenture, dated as of November 19, 2004, between Registrant and The Bank of New York with respect to Registrant’s 4.50% Convertible Senior Notes due 2015 – incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on November 22, 2004.

(o)                                 Second Amended and Restated Rights Agreement, dated as of September 14, 2004, by and between Registrant and The Bank of New York – incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on September 15, 2004.

(p)                                 Registration Rights Agreement, dated as of January 18, 2005, between Registrant, Lehman Brothers Inc., Bear, Stearns & Co. Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc. and Calyon Securities (USA) Inc. – incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-122527), filed on February 4, 2005.

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

(m)                               Registrant’s 1998 Stock Option and Incentive Plan — incorporated by reference from Exhibit 10(ap) to Registrant’s Form 10-K for the year ended December 31, 1998.

(n)                                 Subordinated Indemnity Agreement dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein — incorporated by reference from Exhibit 2(b) to Registrant’s Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(o)                                 Sale and Purchase Agreement dated as of October     , 1998 by and between Registrant and Fiesta Texas Theme Park, Ltd. — incorporated by reference from Exhibit 10(at) to Registrant’s Form 10-K for the year ended December 31, 1998.

(p)                                 Overall Agreement dated as of February 15, 1997 among Six Flags Fund, Ltd. (L.P.), Salkin II Inc., SFOG II Employee, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, Inc., Six Flags Over Georgia, Inc., Six Flags Series of Georgia, Inc., Six Flags Theme Parks Inc. and Six Flags Entertainment Corporation — incorporated by reference from Exhibit 10(au) to Registrant’s Form 10-K for the year ended December 31, 1998.

(q)                                 Overall Agreement dated as of November 24, 1997 among Six Flags Over Texas Fund, Ltd., Flags’ Directors LLC, FD-II, LLC, Texas Flags Ltd., SFOT Employee, Inc., SFOT Parks Inc. and Six Flags Entertainment Corporation — incorporated by reference from Exhibit 10(av) to Registrant’s Form 10-K for the year ended December 31, 1998.

(r)                                    Stock Purchase Agreement dated as of December 6, 2000 among Registrant, EPI Realty Holdings, Inc., Enchanted Parks, Inc., and Jeffrey Stock — incorporated by reference from Exhibit 10(bb) to Registrant’s Form 10-K for the year ended December 31, 2000.

(s)                                  Asset Purchase Agreement dated as of January 8, 2001 between Registrant and Sea World, Inc. — incorporated by reference from Exhibit 10(cc) to Registrant’s Form 10-K for the year ended December 31, 2000.

(t)                                    Emphyteutic Lease dated May 2, 2001 between Ville de Montreal and Parc Six Flags Montreal, S.E.C. — incorporated by reference from Exhibit 10(gg) to Registrant’s Form 10-K for the year ended December 31, 2001.

(u)                                 Amended and Restated Credit Agreement, dated July 8, 2002 among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto— incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(v)                                 Lease Agreement dated August 23, 2002, between Industrial Development Board of the City of New Orleans, Louisiana and SFJ Management Inc. — incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(w)                               Registrant’s 2001 Stock Option and Incentive Plan – incorporated by reference from Exhibit 4(dd) to Registrant’s Form 10-K for the year ended December 31, 2002.

(x)                                   Registrant’s Stock Option Plan for Directors – incorporated by reference from Exhibit 4(ee) to Registrant’s Form 10-K for the year ended December 31, 2002.

(y)                                 First Amendment, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative Agent — incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2003.

(z)                                   Optional Increase Amendment, dated as of January 14, 2004, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative Agent — incorporated by reference from Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(aa)                            Amendment No. 1 Subordinated Indemnity Agreement dated November 5, 1999, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein –  incorporated by reference from Exhibit 10 (bb) to Registrant’s Form 10-K for the year ended December 31, 2003.

(bb)                          Amendment No. 2 Subordinated Indemnity Agreement, dated June 12, 2004, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein – incorporated by reference from Exhibit 10(cc) to Registrant’s Form 10-K for the year ended December 31, 2003.

(cc)         Employment Agreement, dated as of December 31, 2003, between Registrant and Kieran E. Burke – incorporated by reference from Exhibit 10(dd) to Registrant’s Form 10-K for the year ended December 31, 2003.

(dd)        Employment Agreement, dated as of December 31, 2003, between Registrant and James F. Dannhauser – incorporated by reference from Exhibit 10(ee) to Registrant’s Form 10-K for the year ended December 31, 2003

(ee)         Third Amendment, dated as of March 26, 2004, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent – incorporated by reference from Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-112600), filed on June 1, 2004.

(ff)          Form of Indemnity Agreement – incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 15, 2004.

(gg)        Fourth Amendment, dated as of November 4, 2004, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent – incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed on November 15, 2004.

*(12)                                 Computation of Ratio of Earnings to Fixed Charges.

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