Form 10-Q
period 2005-03-31
SIX FLAGS INC
filed 2005-05-09
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11501 Northeast Expressway, Oklahoma City, Oklahoma 73131

(Address of Principal Executive Offices, Including Zip Code)

(405) 475-2500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 2, 2005, Six Flags, Inc. had outstanding 93,106,528 shares of Common Stock, par value $.025 per share.

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

A more complete discussion of these factors and other risks applicable to our business is contained under the caption “Business – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.  See “Available Information” below.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,184,000	$68,807,000
Accounts receivable	27,161,000	22,438,000
Inventories	42,255,000	27,832,000
Prepaid expenses and other current assets	42,094,000	37,013,000
Restricted-use investment securities	—	134,508,000
Total current assets	175,694,000	290,598,000

Other assets:
Debt issuance costs	48,687,000	50,347,000
Deposits and other assets	45,713,000	46,528,000
Total other assets	94,400,000	96,875,000

Property and equipment, at cost	2,919,244,000	2,874,593,000
Less accumulated depreciation	888,303,000	854,555,000
Total property and equipment	2,030,941,000	2,020,038,000

Intangible assets, net of accumulated amortization	1,234,366,000	1,234,716,000
Total assets	$3,535,401,000	$3,642,227,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,586,000	$25,817,000
Accrued compensation, payroll taxes and benefits	9,542,000	8,652,000
Accrued insurance reserves	27,298,000	22,830,000
Accrued interest payable	46,087,000	37,812,000
Other accrued liabilities	40,185,000	42,583,000
Deferred income	33,497,000	9,392,000
Debt called for prepayment	—	123,068,000
Current portion of long-term debt	171,384,000	24,394,000
Total current liabilities	370,579,000	294,548,000

Long-term debt	2,137,048,000	2,125,121,000
Minority interest	50,368,000	60,911,000
Other long-term liabilities	39,943,000	38,846,000
Deferred income taxes	14,614,000	14,491,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	282,527,000	282,245,000

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $.025 par value	2,328,000	2,326,000
Capital in excess of par value	1,751,129,000	1,750,766,000
Accumulated deficit	(1,093,346,000)	(909,134,000)
Deferred compensation	(2,786,000)	(2,709,000)
Accumulated other comprehensive income (loss)	(17,003,000)	(15,184,000)

Total stockholders’ equity	640,322,000	826,065,000

Total liabilities and stockholders’ equity	$3,535,401,000	$3,642,227,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
Revenue:
Theme park admissions	$26,029,000	$21,082,000
Theme park food, merchandise and other	28,351,000	23,731,000
Total revenue	54,380,000	44,813,000

Operating costs and expenses:
Operating expenses	90,390,000	83,193,000
Selling, general and administrative	37,976,000	37,643,000
Noncash compensation (primarily selling, general and administrative)	288,000	161,000
Costs of products sold	5,340,000	4,068,000
Depreciation	37,246,000	36,656,000
Amortization	222,000	326,000
Total operating costs and expenses	171,462,000	162,047,000
Loss from operations	(117,082,000)	(117,234,000)
Other income (expense):
Interest expense	(46,527,000)	(52,208,000)
Interest income	1,782,000	301,000
Minority interest in loss	6,563,000	7,354,000
Early repurchase of debt	(19,303,000)	(25,177,000)
Other income (expense)	(3,197,000)	(2,945,000)
Total other income (expense)	(60,682,000)	(72,675,000)
Loss from continuing operations before income taxes	(177,764,000)	(189,909,000)
Income tax expense (benefit)	955,000	(69,994,000)
Loss from continuing operations	(178,719,000)	(119,915,000)
Discontinued operations, net of tax benefit of $55,759,000 in 2004	—	(284,904,000)
Net loss	$(178,719,000)	$(404,819,000)
Net loss applicable to common stock	$(184,212,000)	$(410,312,000)
Weighted average number of common shares outstanding - basic and diluted:	93,104,000	93,018,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(1.98)	$(1.35)
Discontinued operations, net of tax benefit	—	(3.06)
Net loss	$(1.98)	$(4.41)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

Net loss	$(178,719,000)	$(404,819,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,314,000)	(12,580,000)
Net change in fair value of derivative instruments	(1,290,000)	(3,048,000)
Reclassifications of amounts taken to operations	785,000	1,788,000

Comprehensive loss	$(180,538,000)	$(418,659,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
Cash flow from operating activities:
Net loss	$(178,719,000)	$(404,819,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,468,000	36,982,000
Minority interest in loss	(6,563,000)	(7,354,000)
Partnership and joint venture distributions	(3,980,000)	(2,463,000)
Noncash compensation	288,000	161,000
Interest accretion on notes payable	81,000	134,000
Early repurchase of debt	19,303,000	25,177,000
Loss on discontinued operations	—	281,383,000
Amortization of debt issuance costs	2,107,000	2,113,000
Other including loss on disposal of fixed assets	3,649,000	2,937,000
(Increase) decrease in accounts receivable	(4,752,000)	2,821,000
Increase in inventories, prepaid expenses and other current assets	(19,535,000)	(10,711,000)
Decrease in deposits and other assets	815,000	2,388,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	44,142,000	39,557,000
Increase (decrease) in accrued interest payable	8,275,000	(1,787,000)
Deferred income tax (benefit) expense	123,000	(70,637,000)
Total adjustments	81,421,000	300,701,000
Net cash used in operating activities	(97,298,000)	(104,118,000)
Cash flow from investing activities:
Additions to property and equipment	(52,599,000)	(22,083,000)
Purchase of identifiable intangible assets	—	(500,000)
Capital expenditures of discontinued operations	—	(2,070,000)
Maturities of restricted-use investments	134,508,000	317,913,000
Proceeds from sale of assets	84,000	1,562,000
Net cash provided by investing activities	81,993,000	294,822,000
Cash flow from financing activities:
Repayment of long-term debt	(322,273,000)	(443,614,000)
Proceeds from borrowings	342,525,000	263,500,000
Payment of cash dividends	(5,211,000)	(5,211,000)
Payment of debt issuance costs	(4,234,000)	(2,052,000)
Net cash provided by (used in) financing activities	10,807,000	(187,377,000)
Effect of exchange rate changes on cash	(125,000)	(59,000)
Increase (decrease) in cash and cash equivalents	(4,623,000)	3,268,000
Cash and cash equivalents at beginning of year	68,807,000	98,189,000
Cash and cash equivalents at end of period	$64,184,000	$101,457,000
Supplemental cashflow information:
Cash paid for interest	$36,063,000	$51,747,000
Cash paid for income taxes	$1,013,000	$657,000

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

As of March 31, 2004, we owned or operated 39 parks. In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  As of March 31, 2005, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 reflect the assets, liabilities and results of the sold facilities as discontinued operations.  See Note 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes.  Our annual report on Form 10-K for the year ended December 31, 2004 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2005 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

Basis of Presentation

The consolidated financial statements include our accounts, our majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Marine World as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest.  The portion of earnings or loss from these parks owned by non-affiliated parties in these entities is reflected as minority interest in (earnings) loss in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2004, we had recorded a valuation allowance of $153,384,000 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire.  Due to the seasonal nature of our business, we generate a net loss in the first quarter which is larger than the full year results.  As a result, and in light of the uncertainties referred to in the preceding sentence, we added $67,246,000 to the valuation allowance at March 31, 2005 in respect of the loss before income taxes generated during the first quarter of 2005.

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

Derivative Instruments

In February 2000, we entered into three interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 4(a)) into a fixed rate obligation.  The terms of the agreements, as subsequently extended, each of which had a notional amount of $200,000,000, began in March 2000.  One expired on March 6, 2005 and the other two expire in June 2005.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Our interest rate swap arrangements were designed to “lock-in” the LIBOR component at rates after March 6, 2003, ranging from 2.065% to 3.50% (with an average of 3.01%) and after March 6, 2005, ranging from 3.47% to 3.50% (with an average of 3.49%). The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

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

The Partnership Parks are also party to interest rate swap agreements with respect to an aggregate of $9,933,000 of indebtedness at March 31, 2005 and December 31, 2004.

During the first quarters of 2005 and 2004, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first quarters of 2005 and 2004, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

By using derivative instruments to hedge exposures to changes in interest rates, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  To mitigate this risk, the hedging instruments were placed with counterparties that we believe are minimal credit risks.

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

From February 2001 through March 2005, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

As of March 31, 2005, approximately $655,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations are the periodic payments that are required to be made on outstanding borrowings.  The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 2 months.

Loss Per Common Share

The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2005 and 2004 does not include the effect of potential common shares issuable upon the exercise of employee stock options, the impact in either period of the potential conversion of our outstanding convertible preferred stock or, in the 2005 period, the impact of the potential conversion of the $299,000,000 principal amount of our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) issued in November 2004 as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  The Convertible Notes are convertible into 47,087,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares.  See Note 4(g).

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

	Three months ended March 31,
	2005	2004
Net loss applicable to common stock:
As reported	$(184,212,000)	$(410,312,000)
Add: Noncash compensation	288,000	161,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(731,000)	(717,000)
Pro forma	$(184,655,000)	$(410,868,000)
Net loss per weighted average common share outstanding – basic and diluted:
As reported	$(1.98)	$(4.41)
Pro forma	$(1.98)	$(4.42)

2.                                      Preferred Stock

In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000.  We used the net proceeds of the offering to fund our acquisition in that year of the former Sea World of Ohio, to repay borrowings under the working capital revolving credit portion of our senior credit facility (see Note 4(a)) and for working capital.  Each PIERS represents one one-hundredth of a share of our 7¼% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock).  The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7¼% per annum (approximately $20,844,000 per annum).

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

3.                                      Disposition of Theme Parks

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that directly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions were used to pay down debt and to fund investments in our remaining parks. Through March 31, 2005, approximately $248,588,000 of debt had been repaid with such proceeds, not including the debt assumed by the buyer of our European parks.

The net loss from discontinued operations was classified on the consolidated statement of operations for the three months ended March 31, 2004 as “Loss from discontinued operations.” Summarized results of discontinued operations are as follows:

Three Months Ended March 31,2004
(in thousands)

Operating revenue	$3,286

Accrued loss on sale of discontinued operations	(306,831)
Loss from discontinued operations before income taxes	(33,832)
Income tax benefit	55,759
Net results of discontinued operations	$(284,904)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

During November 2004 we agreed with the owner of the park we managed in Spain to terminate the management agreement and to transfer our 5% investment in the equity of the park for nominal consideration. By virtue of the foregoing, we recognized losses of approximately $6.7 million and $8.3 million, representing the carrying amount of our investment in the park and certain intangible assets related to non-compete agreements and licenses, respectively. These losses were recorded in other income (expense) in the third quarter of 2004.

4.                                      Long-Term Indebtedness

(a)                                  On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into a senior credit facility (the Credit Facility), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004, November 5, 2004 and April 22, 2005.  The Credit Facility includes a $300,000,000 five-year revolving credit facility ($135,000,000 and $125,000,000 of which was outstanding at March 31, 2005 and 2004, respectively), a $100,000,000 multicurrency reducing revolver facility (of which none was outstanding at March 31, 2005 or 2004)

and a six-year term loan ($650,088,000 and $730,000,000 of which was outstanding at March 31, 2005 and 2004, respectively). In April 2004, we repaid $75,000,000 of the term loan from a portion of the proceeds of the sale of the discontinued operations, permanently reducing the amount of the term loan facility to $655,000,000. Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At March 31, 2005, the weighted average interest rate for borrowings under the US Revolver and the term loan was 5.28% and 5.70%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.  See Note 1 regarding interest rate hedging activities with respect to the term loan component of the Credit Facility.

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

On January 14, 2004, we completed a $130,000,000 increase of the term loan portion of the Credit Facility and used all of the proceeds of the additional loan to redeem the remaining balance of our 9 ¾% Senior Notes due 2007 then outstanding.  See Note 4(b) below.  In March 2004, we amended the term loan in order to permit the sales of the discontinued operations.  In April 2004, we permanently repaid $75,000,000 of the term loan from a portion of the proceeds of the sale of the discontinued operations and recognized a gross loss of $1,216,000 for the write off of debt issuance costs.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to March 31, 2005) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags

Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(b)                                 On June 30, 1999, Holdings issued $430,000,000 principal amount of 9¾% Senior Notes due 2007 (the 2007 Senior Notes). In December 2002, we repurchased $7,000,000 principal amount of the 2007 Senior Notes.  In January 2004, we redeemed the 2007 Senior Notes in full from the proceeds of the December 2003 issuance of our 9 5/8% Senior Notes due 2014 (see Note 4(f) below) and the proceeds of the $130,000,000 increase in our term loan (see Note 4(a) above).  A gross loss of $25,178,000 due to the redemption of the 2007 Senior Notes was recognized in the first quarter of 2004.

(c)                                  On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes). As of December 31, 2004, we had repurchased $70.3 million of the 2009 Senior Notes from a portion of the proceeds of the sale of the discontinued operations (see Note 3) and a portion of the proceeds of the November 2004 offering of our 4 ½% Convertible Senior Notes due 2015 (the Convertible Notes).  See Note 4(g).  A gross loss of $3,922,000 due to the repurchase of the 2009 Notes was recognized in 2004.  On February 1, 2005 we redeemed $123,500,000 aggregate principal amount of the 2009 Notes with a portion of the net proceeds of the Convertible Notes.  We redeemed the balance of the 2009 Notes on February 7, 2005 with the proceeds of the January 2005 offering of $195,000,000 of additional 9 5/8% Senior Notes due 2014 (see Note 4(f)).  A gross loss of $19,303,000 due to the redemptions of the 2009 Notes was recognized in the first quarter of 2005.

(d)                                 On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes). As of December 31, 2004, we had repurchased $179.7 million of the 2010 Senior Notes from a portion of the proceeds of the sale of the discontinued operations (see Note 3) and a portion of the proceeds of the November 2004 offering of our Convertible Notes (see Note 4(g)).  A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. We have not repurchased or retired any additional 2010 Senior Notes since December 31, 2004.  The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $26,652,000 (8 7/8 % per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

The indenture under which the 2010 Senior Notes were issued limits our ability, among other things, to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(e)                                  On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the 2013 Senior Notes). As of December 31, 2004 we had repurchased $42,000,000 principal amount of the 2013 Senior Notes.  A gross loss of $1,979,000 due to this repurchase was recognized in 2004.  We have not repurchased or retired any additional 2013 Senior Notes since December 31, 2004.  The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013 Senior Notes require annual interest payments of approximately $37,830,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings

Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of other senior notes of Holdings.

(f)                                    On December 5, 2003, Holdings issued $325,000,000 principal amount of 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes.  A gross loss of $837,000 due to this repurchase was recognized in 2004.  In January 2005, we issued an additional $195,000,000 of 2014 Senior Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of the 2009 Senior Notes (see 4(c)). The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2014 Senior Notes require annual interest payments of approximately $48,476,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the original issuance of 2014 Senior Notes were used to redeem a portion of the 2007 Senior Notes (see Note 4(b)).

(g)                                 On November 19, 2004, Holdings issued $299,000,000 principal amount of Convertible Notes.  The Convertible Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of Convertible Notes, subject to adjustment, representing an initial conversion price of $6.35 per share.  Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock.  The Convertible Notes require annual interest payments of approximately $13,455,000 (4 ½% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015.  The Convertible Notes are redeemable, at Holdings’ option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity.  The net proceeds of the Convertible Notes were used to repurchase and redeem a portion of the 2009 Senior Notes (see Note 4(c)) and repurchase a portion of the 2010 Senior Notes (see Note 4 (d)).

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

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On March 31, 2005, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in April 2004 or 2005. The maximum unit purchase obligations for 2006 at both parks will aggregate approximately $246,569,000.

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

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York. At March 31, 2005, $3,796,000 was outstanding under the loan.  One of our partners in the joint venture also guaranteed the loan.  Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we deposited $8.0 million in a cash collateral account (which is included in deposits and other assets in the accompanying consolidated balance sheets). We have entered into a management agreement to manage and operate the project upon its completion.

6.                                      Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in loss shown is reduced by depreciation and other non-operating expenses of $1,220,000 and $1,371,000, respectively, for the quarters ended March 31, 2005 and 2004.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Theme park revenue	$54,380	$44,813
Theme park cash expenses	(127,452)	(119,132)
Aggregate park EBITDA	(73,072)	(74,319)
Minority interest in earnings - EBITDA	5,343	5,983
Corporate expenses	(6,254)	(5,772)
Non-cash compensation	(288)	(161)
Other income (expense)	(22,500)	(28,122)
Minority interest in earnings – depreciation and other expense	1,220	1,371
Depreciation and amortization	(37,468)	(36,982)
Interest expense	(46,527)	(52,208)
Interest income	1,782	301
Loss from continuing operations before income taxes	$(177,764)	$(189,909)

After giving effect to the discontinued operations, all of our parks are located in the United States except one park located in Mexico and one located in Canada.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first quarter of 2005 and 2004.

	(In thousands)
2005	Domestic	International	Total
Long-lived assets	$3,132,111	$133,196	$3,265,307
Revenue	41,514	12,866	54,380

	(In thousands)
2004	Domestic	International	Total
Long-lived assets	$3,186,486	$124,384	$3,310,870
Revenue	37,517	7,296	44,813

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

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2005*	2004
Service cost	$1,527,000	$1,308,000
Interest cost	2,298,000	2,076,000
Expected return on plan assets	(2,205,000)	(1,987,000)
Amortization of prior service cost	140,000	75,000
Recognized net actuarial loss	687,000	663,000
Net periodic benefit cost	$2,447,000	$2,135,000

Weighted-average assumptions used to determine net cost

Discount rate	5.875%	6.125%
Rate of compensation increase	3.750%	3.750%
Expected return on plan assets	8.500%	8.750%

*                                         The pension cost shown for the first quarter of 2005 is an estimate.  We will reflect the actual 2005 cost in future interim filings once it is actuarially determined.

Employer Contributions

We expect to contribute approximately $9,432,000 to the Plan during fiscal year 2005, none of which was made during the quarter ended March 31, 2005.

Item 2 — Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three-month period ended March 31, 2005 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

As of March 31, 2004, we owned or operated 39 parks.  In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  In November 2004 we agreed with the owner of the park that we managed in Spain to terminate the management agreement.  As of March 31, 2005, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 reflect the assets, liabilities and results of the sold facilities as discontinued operations.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 47.9% of revenues in 2005) and the sale of food, merchandise, games and attractions inside our parks.  Although revenues in the first quarter of 2005 increased 21.3% over the comparable period of 2004, revenues for the first quarter of any year are not meaningful since most of our parks are not in operation during the first quarter.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

We plan to make approximately $140 million of capital expenditures for the 2005 season adding a wide array of attractions at many of our parks. These additions include a major expansion to our New Jersey facility, which will include the introduction of a major new roller coaster, and the addition of a water park to our Chicago park. We plan to showcase the new rides and attractions in the second year of the new marketing and advertising campaigns we launched in 2004. We also plan to continue in 2005 the guest service enhancements we introduced in 2004.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) discussed our most critical accounting policies.  As of March 31, 2005 solely as a result of our first quarter 2005 off-season results, we had increased our valuation allowance in respect of income taxes by $67,246,000 as described in Note 1 to Notes to the Consolidated Financial Statements.  Except for the foregoing, there have been no material developments with respect to any critical accounting policies discussed in the 2004 Form 10-K since December 31, 2004.

Summary of Operations

Summary data for the three months ended March 31 were as follows (in thousands, except per capita revenue):

			Percentage Changes
	2005	2004	2005 v. 2004

Total revenue	$54,380	$44,813	21.3%
Operating expenses	90,390	83,193	8.7
Selling, general and administrative	37,976	37,643	0.9
Noncash compensation	288	161	78.9
Costs of products sold	5,340	4,068	31.3
Depreciation and amortization	37,468	36,982	1.3
Loss from operations	(117,082)	(117,234)	(0.1)
Interest expense, net	(44,745)	(51,907)	(13.8)
Minority interest	6,563	7,354	(10.8)
Early repurchase of debt	(19,303)	(25,177)	(23.3)
Other expense	(3,197)	(2,945)	8.6
Loss from continuing operations before income taxes	(177,764)	(189,909)	(6.4)
Income tax expense (benefit)	955	(69,994)	N/M
Loss from continuing operations	$(178,719)	$(119,915)	49.0%

Other Data:
Attendance	1,644	1,314	25.1
Per capita revenue	$33.08	$34.10	(3.0)

Three months ended March 31, 2005 vs. three months ended March 31, 2004

Revenue in the first quarter of 2005 totaled $54.4 million compared to $44.8 million for the first quarter of 2004, representing a 21.3% increase.  The increase in the 2005 period results primarily from a 25.1% increase in attendance offset in part by a 3.0% decrease in per capita revenue.  The increase in attendance was the result of an increase in operating days in the 2005 quarter as compared to the prior-year period, due largely to the presence of the Easter holiday in the first quarter of 2005, as well as a stronger performance at several parks, particularly our park in Mexico City.  Per capita revenue includes certain revenue sources unrelated to attendance, including sponsorship revenue.  The decrease in per capita revenue in the first quarter of 2005 reflects that this non-attendance based revenue in the 2005 period did not increase at the same rate as the attendance increase, and to the increased percentage of attendance coming from our Mexico City park, which historically generates lower levels of in-park spending than the Company-wide average.

Operating expenses for the first quarter of 2005 increased $7.2 million compared to expenses for the first quarter of 2004.  The increase reflects the increase in operating days in the quarter, as well as anticipated increases in salary and wage expense and repair and maintenance expenditures.

Selling, general and administrative expenses for the first quarter of 2005 increased $0.3 million compared to comparable expenses for the first quarter of 2004.  The increase primarily relates to increased real estate taxes and accounting and other third party fees offset in part by lower insurance and advertising expense.

The increase in the 2005 quarter in noncash compensation reflects the grant in that quarter of an aggregate of 65,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements.

Costs of products sold in the 2005 period increased $1.3 million compared to costs for the first quarter of 2004, reflecting primarily the increase in in-park revenues.  As a percentage of our in-park spending (excluding third party concessionaire sales), cost of sales remained relatively constant in the two quarters.

Depreciation and amortization expense for the first quarter of 2005 increased $0.5 million compared to the first quarter of 2004.  The increase compared to the 2004 level was attributable to our on-going capital program.  Interest expense, net decreased $7.2 million compared to the first quarter of 2004, reflecting primarily lower debt levels and the benefit of the lower rate convertible note issue effected in November 2004.

Minority interest in loss reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.

The expense in the first quarter of 2005 for early repurchase of debt reflects the redemption in February 2005 of our 2009 Senior Notes.  The expense in the first quarter of 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes.  See Notes 4(b), (c), (f) and (g) to Notes to Consolidated Financial Statements.  We refinance our public debt primarily to extend maturities.

Income tax expense was $1.0 million for the first quarter of 2005 compared to a $70.0 million benefit for the first quarter of 2004.  The tax expense for the first quarter of 2005 was primarily the result of the $67.2 million valuation allowance established in that quarter and discussed in Note 1 to Notes to Consolidated Financial Statements.

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

Following are components of the net results of discontinued operations for the quarter ended March 31, 2004.

Three Months Ended March 31, 2004
(in thousands)
Accrued loss on sale of discontinued operations	$(306,831)
Loss from discontinued operations before income taxes	(33,832)
Income tax benefit	55,759
Net results of discontinued operations	$(284,904)

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2004, nor do we expect to pay such dividends in 2005.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See “Business – Risk Factors,” contained in the 2004 Form 10-K.  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and to seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.  See “Cautionary Note Regarding Forward-Looking Statements.”

At March 31, 2005, our total debt aggregated $2,308.4 million, of which approximately $171.4 million was scheduled to mature prior to March 31, 2006.  Of the current portion of long-term debt, $135.0 million represents borrowings under the working capital revolving credit component of our credit facility and $16.5 million consists of working capital borrowings under separate facilities of the Partnership Parks.  Based on interest rates at March 31, 2005 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2005 on non-revolving credit debt outstanding at March 31, 2005 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $168 million.  In addition, annual dividend payments on our outstanding preferred stock total $20.8 million, payable at our option in cash or shares of common stock.  We plan on spending approximately $140 million on capital expenditures for the 2005 season.  At March 31, 2005, we had approximately $64.2 million of cash and $237.2 million available under our credit facility.

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

During the quarter ended March 31, 2005, net cash used in operating activities was $97.3 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash provided by investing activities in the first quarter of 2005 was $82.0 million, consisting primarily of maturities of restricted-use investments (representing the net proceeds from our November 2004 offering of the Convertible Notes, which had been held in escrow to fund a portion of the redemption in February 2005 of the 2009 Senior Notes), offset in part by capital expenditures.  Net cash provided by financing activities in the first quarter of 2005 was $10.8 million, representing primarily the proceeds of the January 2005 issuance of $195.0 million in additional 2014 Senior Notes and $135.0 million in borrowings under the credit facility, offset by the payment of $319.1 million to redeem public debt and the payment of preferred stock dividends as well as debt issuance costs.

Long-term debt and preferred stock

Our debt at March 31, 2005 included $1,489.4 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $785.1 million under our credit facility and $34.0 million of other indebtedness, including $28.9 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our credit facility includes a $655.0 million term loan ($650.1 million of which was outstanding at March 31, 2005); a $100.0 million multicurrency reducing revolver facility (none of which was outstanding at March 31, 2005) and a $300.0 million working capital revolver ($135.0 million of which was outstanding at that date).  The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the credit facility, the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not converted into common stock or redeemed.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas.  These obligations continue until 2027, in the case of the Georgia park and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $54.9 million in 2005 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2004 approximately $17.7 million based on our present ownership of 25% of the Georgia partnership and 37% of the Texas partnership), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We plan to make approximately $6.2 million of capital expenditures at these parks for the 2005 season, an amount in excess of the minimum required expenditure.  We were not required to purchase any units in the 2005 offer to purchase.  Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2006 is an aggregate of approximately $246.6 million, representing approximately 45.0% of the outstanding units of the Georgia park and 36.1% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $58.7 million of aggregate net cash provided by operating activities during 2004.  At March 31, 2005, we had total loans outstanding of $127.5 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-balance sheet arrangements and aggregate contractual obligations

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York.  The hotel is scheduled to open in early 2006; accordingly, we have not yet received any revenues from the joint venture but had advanced the joint venture approximately $828,000 at March 31, 2005.  We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million

The loan was also guaranteed by one of our venture partners.  The guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we deposited $8.0 million in a cash collateral account. At March 31, 2005, approximately $3.8 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners either must reimburse us for their respective pro rata share (based on their percentage interests in the venture) or their interests in the joint venture will be diluted or, in certain cases, forfeited.  We have entered into a management agreement to manage and operate the project upon its completion.  As of December 31, 2004, we were not involved in any other off-balance sheet arrangements.

Other obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through May 2005.  Effective June 1, 2005, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. Based on current usage, the annual fee will increase to approximately $4.0 million at that time. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise. We expect to make contributions of approximately $9.4 million in 2005 in respect to our pension plans and $2.3 million in 2005 to our 401(k) plan.  Our estimated expense for employee health insurance for 2005 is $7.5 million.

Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2005 and beyond will be made on a discretionary basis.  We plan on spending approximately $140 million on capital expenditures for the 2005 season.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies that expired in 2004, the current policies, which expire in October 2005, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions increased from $2.0 million to $2.5 million per occurrence and workers’ compensation retentions increased from $500,000 to $750,000).  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2004 Form 10-K is incorporated herein by reference.  Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk.  As of March 31, 2005, there have been no material changes in our market risk exposure from that disclosed in the 2004 Form 10-K.

Item 4.           Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 – 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1

Fifth Amendment, dated as of April 22, 2005, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent.

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

Date:   May 9, 2005