Form 10-Q
period 2005-06-30
SIX FLAGS INC
filed 2005-08-09
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At August 1, 2005, Six Flags, Inc. had outstanding 93,106,528 shares of Common Stock, par value $.025 per share.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$116,643,000	$68,807,000
Accounts receivable	65,977,000	22,438,000
Inventories	50,312,000	27,832,000
Prepaid expenses and other current assets	41,147,000	37,013,000
Restricted-use investment securities	—	134,508,000
Total current assets	274,079,000	290,598,000

Other assets:
Debt issuance costs	46,880,000	50,347,000
Deposits and other assets	36,911,000	46,528,000
Total other assets	83,791,000	96,875,000

Property and equipment, at cost	2,974,459,000	2,874,593,000
Less accumulated depreciation	919,954,000	854,555,000
Total property and equipment	2,054,505,000	2,020,038,000

Intangible assets, net of accumulated amortization	1,234,470,000	1,234,716,000
Total assets	$3,646,845,000	$3,642,227,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$70,776,000	$25,817,000
Accrued compensation, payroll taxes and benefits	14,125,000	8,652,000
Accrued insurance reserves	30,021,000	22,830,000
Accrued interest payable	29,281,000	37,812,000
Other accrued liabilities	50,631,000	42,583,000
Deferred income	79,221,000	9,392,000
Debt called for prepayment	—	123,068,000
Current portion of long-term debt	173,979,000	24,394,000
Total current liabilities	448,034,000	294,548,000

Long-term debt	2,134,963,000	2,125,121,000

Minority interest	75,899,000	60,911,000

Other long-term liabilities	40,451,000	38,846,000

Deferred income taxes	14,838,000	14,491,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	282,808,000	282,245,000

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 111,500 issued and outstanding (representing mandatorily redeemable preferred stock)	—	—
Common stock, $.025 par value, 210,000,000 and 150,000,000 shares authorized; 93,106,528 and 93,041,528 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2,328,000	2,326,000
Capital in excess of par value	1,751,129,000	1,750,766,000
Accumulated deficit	(1,087,737,000)	(909,134,000)
Deferred compensation	(2,621,000)	(2,709,000)
Accumulated other comprehensive income (loss)	(13,247,000)	(15,184,000)

Total stockholders’ equity	649,852,000	826,065,000

Total liabilities and stockholders’ equity	$3,646,845,000	$3,642,227,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Revenue:
Theme park admissions	$210,570,000	$192,244,000
Theme park food, merchandise and other	175,922,000	164,167,000
Total revenue	386,492,000	356,411,000

Operating costs and expenses:
Operating expenses	146,132,000	137,500,000
Selling, general and administrative	75,988,000	76,375,000
Noncash compensation (primarily selling, general and administrative)	166,000	161,000
Costs of products sold	34,162,000	31,772,000
Depreciation	37,674,000	36,496,000
Amortization	223,000	327,000
Total operating costs and expenses	294,345,000	282,631,000
Income from operations	92,147,000	73,780,000

Other income (expense):
Interest expense	(47,181,000)	(49,577,000)
Interest income	1,406,000	461,000
Minority interest in earnings	(25,531,000)	(23,236,000)
Early repurchase of debt	—	(6,195,000)
Other income (expense)	(8,174,000)	(1,626,000)
Total other income (expense)	(79,480,000)	(80,173,000)

Income (loss) from continuing operations before income taxes	12,667,000	(6,393,000)

Income tax expense (benefit)	1,566,000	(2,224,000)
Income (loss) from continuing operations	11,101,000	(4,169,000)

Discontinued operations, net of tax benefit of $1,628,000 in 2004	—	(2,657,000)
Net income (loss)	$11,101,000	$(6,826,000)
Net income (loss) applicable to common stock	$5,609,000	$(12,318,000)
Weighted average number of common shares outstanding – basic	93,107,000	93,042,000
Weighted average number common shares outstanding – diluted:	93,108,000	93,042,000

Net income (loss) per average common share outstanding – basic and diluted:
Income (loss) from continuing operations	0.06	(0.10)
Discontinued operations, net of tax benefit	—	(0.03)
Net income (loss)	$0.06	$(0.13)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Revenue:
Theme park admissions	$236,599,000	$213,326,000
Theme park food, merchandise and other	204,273,000	187,898,000
Total revenue	440,872,000	401,224,000

Operating costs and expenses:
Operating expenses	236,522,000	220,693,000
Selling, general and administrative	113,964,000	114,018,000
Noncash compensation (primarily selling, general and administrative)	454,000	322,000
Costs of products sold	39,502,000	35,840,000
Depreciation	74,920,000	73,152,000
Amortization	445,000	653,000
Total operating costs and expenses	465,807,000	444,678,000
Loss from operations	(24,935,000)	(43,454,000)

Other income (expense):
Interest expense	(93,708,000)	(101,785,000)
Interest income	3,188,000	762,000
Minority interest in earnings	(18,968,000)	(15,882,000)
Early repurchase of debt	(19,303,000)	(31,372,000)
Other income (expense)	(11,371,000)	(4,571,000)
Total other income (expense)	(140,162,000)	(152,848,000)
Loss from continuing operations before income taxes	(165,097,000)	(196,302,000)

Income tax expense (benefit)	2,521,000	(72,218,000)
Loss from discontinued operations	(167,618,000)	(124,084,000)

Discontinued operations, net of tax benefit of $57,387,000 in 2004	—	(287,561,000)
Net loss	$(167,618,000)	$(411,645,000)
Net loss applicable to common stock	$(178,603,000)	$(422,630,000)

Weighted average number of common shares outstanding - basic and diluted:	93,105,000	93,030,000

Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	(1.92)	(1.45)
Discontinued operations, net of tax benefit	—	(3.09)
Net loss	$(1.92)	$(4.54)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$11,101,000	$(6,826,000)	$(167,618,000)	$(411,645,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,151,000	(8,993,000)	1,837,000	(21,573,000)
Net change in fair value of derivative instruments	223,000	2,612,000	(1,067,000)	(436,000)
Reclassifications of amounts taken to operations	382,000	(41,614,000)	1,167,000	(39,826,000)

Comprehensive income (loss)	$14,857,000	$(54,821,000)	$(165,681,000)	$(473,480,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Cash flow from operating activities:
Net loss	$(167,618,000)	$(411,645,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,365,000	73,805,000
Minority interest in earnings	18,968,000	15,882,000
Partnership and joint venture distributions	(3,980,000)	(2,463,000)
Noncash compensation	454,000	322,000
Interest accretion on notes payable	141,000	285,000
Early repurchase of debt	19,303,000	31,372,000
Loss on discontinued operations	—	256,545,000
Amortization of debt issuance costs	4,136,000	4,138,000
Other including loss on disposal of fixed assets	10,288,000	4,561,000
Increase in accounts receivable	(43,462,000)	(29,449,000)
Increase in inventories and prepaid expenses and other current assets	(26,389,000)	(17,308,000)
Decrease in deposits and other assets	9,617,000	2,346,000
Increase in accounts payable, accrued liabilities, deferred income and other long-term liabilities	137,046,000	136,871,000
Decrease in accrued interest payable	(8,531,000)	(4,582,000)
Deferred income tax benefit	(192,000)	(75,430,000)
Total adjustments	192,764,000	396,895,000
Net cash provided by (used in) operating activities	25,146,000	(14,750,000)

Cash flow from investing activities:
Additions to property and equipment	(118,123,000)	(62,063,000)
Purchase of identifiable intangible assets	—	(500,000)
Capital expenditures of discontinued operations	—	(2,169,000)
Maturities of restricted-use investments	134,508,000	317,913,000
Proceeds from sale of discontinued operations	—	314,456,000
Proceeds from sale of assets	103,000	12,856,000
Net cash provided by investing activities	16,488,000	580,493,000

Cash flow from financing activities:
Repayment of long-term debt	(426,823,000)	(895,283,000)
Proceeds from borrowings	447,525,000	394,000,000
Payment of cash dividends	(10,422,000)	(10,422,000)
Payment of debt issuance costs	(4,456,000)	(2,359,000)
Net cash provided by (used in) financing activities	5,824,000	(514,064,000)

Effect of exchange rate changes on cash	378,000	(527,000)
Increase in cash and cash equivalents	47,836,000	51,152,000

Cash and cash equivalents at beginning of period	68,807,000	98,189,000
Cash and cash equivalents at end of period	$116,643,000	$149,341,000

Supplemental cash flow information:

Cash paid for interest	$97,962,000	$101,965,000
Cash paid for income taxes	$3,334,000	$2,357,000

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

As of March 31, 2004, we owned or operated 39 parks. In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  As of June 30, 2005, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.  The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2004 reflect the assets, liabilities and results of the sold facilities as discontinued operations.  See Note 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes.  Our annual report on Form 10-K for the year ended December 31, 2004 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three- and six-month periods ended June 30, 2005 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2004, we had recorded a valuation allowance of $153,384,000 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire.  Due to the seasonal nature of our business, we generated a net loss in the first six months of 2005 which is larger than the expected full year results.  As a result, and in light of the uncertainties referenced above, we added $63,817,000 to the valuation allowance during the first six months of 2005.

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

Derivative Instruments

In February 2000, we entered into three interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 4(a)) into a fixed rate obligation.  The terms of the agreements, as subsequently extended, each of which had a notional amount of $200,000,000, began in March 2000.  One expired in March 2005 and the other two expired in June 2005.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Our interest rate swap arrangements were designed to “lock-in” the LIBOR component at rates after March 6, 2003 and prior to March 6, 2005, ranging from 2.065% to 3.50% (with an average of 3.01%) and after March 6, 2005 and prior to June 6, 2005, ranging from 3.47% to 3.50% (with an average of 3.49%). The counterparties to these transactions were major financial institutions, which minimized the credit risk.

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

Six Flags Over Georgia and Six Flags Over Texas (the Partnership Parks) are also party to interest rate swap agreements with respect to an aggregate of $8,942,000 of indebtedness at June 30, 2005 and  $9,933,000 of indebtedness at December 31, 2004.

During the first six months of 2005 and 2004, we had designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first six months of 2005 and 2004, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in “Accumulated other comprehensive income (loss)” (“AOCL”).  These amounts are reclassified to interest expense when the forecasted transaction takes place.

From February 2001 through June 2005, the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

As of June 30, 2005, approximately $61,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations are the periodic payments that are required to be made on outstanding borrowings.

Income (loss) Per Common Share

The weighted average number of shares of Common Stock used in the calculations of diluted income (loss) per share for the three- and six-month periods ended June 30, 2005 and 2004 does not include the effect of potential common shares issuable upon the exercise of employee stock options (except for 100,000 shares issuable on the exercise of options in the case of the three months ended June 30, 2005), the impact in any period of the potential conversion of our outstanding convertible preferred stock or, in the 2005 periods, the impact of the potential conversion of the $299,000,000 principal amount of our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) issued in November 2004, as the effects of the exercise of such options and such conversion and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  The Convertible Notes are convertible into 47,087,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares.  See Note 4(g).

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

No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements since the exercise price was equal to current market price at the date of all such grants.  Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net income (loss) applicable to common stock would have been changed to the pro forma amounts below:

	Three months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net (income) loss applicable to common stock:
As reported	$5,609	$(12,318)	$(178,603)	$(422,630)
Add: Noncash compensation	166	161	454	322
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(608)	(718)	(1,339)	(1,435)
Pro forma	$5,167	$(12,875)	$(179,488)	$(423,743)
Net income (loss) per weighted average common share outstanding – basic and diluted:
As reported	$0.06	$(0.13)	$(1.92)	$(4.54)
Pro forma	$0.06	$(0.14)	$(1.93)	$(4.55)

                Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.”  Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. As a larger public entity, we will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005, which is the first quarter of 2006.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our noncash compensation expense in future periods. We have not determined the method that we will use to estimate the fair value of stock options as part of our adoption of Statement 123(R). As disclosed in the notes to our consolidated financial statements, using the Black-Scholes method of determining fair value in the past would have increased our noncash compensation expense by approximately $442,000 and $885,000 in the three and six months ended June 30, 2005 and $557,000 and $1,113,000 in the comparable periods of 2004.  The provisions of our credit facilities and outstanding notes do not include noncash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial position or results of operations.

2.             Common Stock

In June 2005, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of our authorized common shares from 150,000,000 to 210,000,000.

Preferred Stock

In January 2001, we issued 11,500,000 PIERS for proceeds of $277,834,000, net of the aggregate underwriting discount and offering expenses of $9,666,000.  We used the net proceeds of the offering to fund our acquisition in that year of the former Sea World of Ohio, to repay borrowings under the revolving credit portion of our senior credit facility (see Note 4(a)) and for working capital.  Each PIERS represents one one-hundredth of a share of our 7¼% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock).  The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7¼% per annum (approximately $20,844,000 per annum).

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

3.             Disposition of Theme Parks

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that directly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions were used to pay down debt and to fund investments in our remaining parks. Through June 30, 2005, approximately $248,588,000 of debt had been repaid with such proceeds, not including the debt assumed by the buyer of our European parks.  The amounts shown in the consolidated statements of comprehensive income (loss) for the 2004 periods under the caption “Reclassification of amounts taken to operations” largely related to the 2004 dispositions.

The net income (loss) from discontinued operations was classified on the consolidated statement of operations for the three- and six-month periods ended June 30, 2004 as “Discontinued operations, inclusive of tax.” Summarized results of discontinued operations are as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(In thousands)
Operating revenue	$—	$3,286
Loss on sale of discontinued operations	$(3,450)	$(310,281)
Income (loss) from discontinued operations before income taxes	(835)	(34,667)
Income tax benefit	1,628	57,387
Net results of discontinued operations	$(2,657)	$(287,561)

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

4.             Long-Term Indebtedness

(a)           On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into a senior credit facility (the Credit Facility), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004, November 5, 2004 and April 22, 2005.  The Credit Facility includes a $300,000,000 five-year revolving credit facility ($155,000,000 and $30,000,000 of which was outstanding at June 30, 2005 and 2004, respectively), a $100,000,000 multicurrency reducing revolver facility (of which none was outstanding at June 30, 2005 or 2004) and a $655.0 million six-year term loan ($648,500,000 and $655,000,000 of which was outstanding at June 30, 2005 and 2004, respectively). Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At June 30, 2005, the weighted average interest rate for borrowings under the US Revolver and the term loan was 5.99% and 5.93%, respectively. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008. As a result, availability under this facility as of June 30, 2005 was $92.5 million.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.

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

On April 22, 2005 we amended the Credit Facility to permit our Canadian subsidiary that owns our Montreal park to incur up to Can $35.0 million of secured debt to finance improvements at that park and to increase from $25.0 million to $40.0 million the letter of credit capacity under the Credit Facility.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to June 30, 2005) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on the PIERS and its obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

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

(e)           On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes due 2013 (the 2013 Senior Notes). As of December 31, 2004 we had repurchased $42,000,000 principal amount of the 2013 Senior Notes.  A gross loss of $1,979,000 due to this repurchase was recognized in 2004.  We have not repurchased or retired any additional 2013 Senior Notes since December 31, 2004.  The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013 Senior Notes require annual interest payments of approximately $37,830,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of other senior notes of Holdings.

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

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On June 30, 2005, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in April 2004 or 2005. The maximum unit purchase obligations for 2006 at both parks will aggregate approximately $246,569,000.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Our self-

insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 – November 15, 2003).  For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.  Substantially all of our current policies expire on December 31, 2005.

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

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York. At June 30, 2005, $9,337,000 was outstanding under the loan.  One of our partners in the joint venture also guaranteed the loan.  Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have posted an $8.0 million letter of credit.  We have entered into a management agreement to manage and operate the project upon its completion.

6.             Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in loss shown includes depreciation and other non-operating expenses of $1,220,000 and $1,371,000, respectively, for the quarters ended June 30, 2005 and 2004 and $2,440,000 and $2,742,000, respectively, for the six months ended June 30, 2005 and 2004.

In April 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues.  In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options).  We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site.  We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.  We also have an option through February 2010 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of Marine World’s cash flow).

See note 5 for a description of the partnership arrangements applicable to the Partnership Parks.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Theme park revenue	$386,492	$356,411	$440,872	$401,224
Theme park cash expenses	(246,335)	(237,912)	(373,787)	(357,044)
Aggregate park EBITDA	140,157	118,499	67,085	44,180

Minority interest in earnings - EBITDA	(26,751)	(24,607)	(21,408)	(18,624)
Corporate expenses	(9,947)	(7,735)	(16,201)	(13,507)
Non-cash compensation	(166)	(161)	(454)	(322)
Other income (expenses)	(8,174)	(7,821)	(30,674)	(35,943)
Minority interest in earnings – depreciation and other expense	1,220	1,371	2,440	2,742
Depreciation and amortization	(37,897)	(36,823)	(75,365)	(73,805)
Interest expense	(47,181)	(49,577)	(93,708)	(101,785)
Interest income	1,406	461	3,188	762
Income (loss) from continuing operations before income taxes	$12,667	$(6,393)	$(165,097)	$(196,302)

After giving effect to the discontinued operations, all of our parks are located in the United States except one park located in Mexico and one located in Canada.  The following information reflects our long-lived assets and revenue by domestic and international categories as of and for the first six months of 2005 and 2004.

	(In thousands)
	Domestic	International	Total
2005
Long-lived assets	$3,152,766	$136,209	$3,288,975
Revenue	405,887	34,985	440,872

	(In thousands)
	Domestic	International	Total
2004
Long-lived assets	$3,173,098	$123,677	$3,296,775
Revenue	374,456	26,768	401,224

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

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2005*	2004	2005*	2004
Service cost	$1,527	$1,308	$3,054	$2,616
Interest cost	2,298	2,076	4,597	4,152
Expected return on plan assets	(2,205)	(1,987)	(4,410)	(3,974)
Amortization of prior service cost	140	75	280	150
Recognized net actuarial loss	687	663	1,373	1,326
Net periodic benefit cost	$2,447	$2,135	$4,894	$4,270

Weighted-average assumptions to determine net cost

Discount Rate	5.875%	6.125%	5.875%	6.125%
Rate of Compensation Increase	3.750%	3.750%	3.750%	3.750%
Expected Return on Plan Assets	8.500%	8.750%%	8.500%	8.750%

*              The pension cost shown for the 2005 periods are estimates. We will reflect the actual 2005 cost in future filings once it is available.

Employer Contributions

We expect to contribute approximately $9,432,000 to the Plan during fiscal year 2005.  During the six months ended June 30, 2005, we made a pension contribution of approximately $1,347,000.

Item 2 — Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and six- month periods ended June 30, 2005 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

As of March 31, 2004, we owned or operated 39 parks.  In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  In November 2004 we agreed with the owner of the park that we managed in Spain to terminate the management agreement at that time.  As of June 30, 2005, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.  The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2004 reflect the assets, liabilities and results of the sold facilities as discontinued operations.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53.7% of revenues in the first six months of 2005) and the sale of food, merchandise, games and attractions inside our parks.  Revenues in the first six months of 2005 increased 9.9% over the comparable period of 2004.  The revenue increase was driven by an 8.5% increase in attendance, coupled with a 1.3% increase in per capita revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

In 2004 and 2005, we made approximately $145 million of capital expenditures for the 2005 season adding a wide array of new rides, attractions and revenue outlets at many of our parks. These additions included a major expansion to our New Jersey facility, which included the introduction of a major new roller coaster, and the addition of a water park to our Chicago park. We are showcasing many of the new rides and attractions in the second year of the new marketing and advertising campaigns we launched in 2004. We have also continued in 2005 the guest service enhancements we introduced in 2004.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) discussed our most critical accounting policies.  During the six months ended June 30, 2005, we had increased our valuation allowance in respect of income taxes by $63,817,000 as described in Note 1 to Notes to the Consolidated Financial Statements.  Except for the foregoing, there have been no material developments with respect to any critical accounting policies discussed in the 2004 Form 10-K since December 31, 2004.

Summary of Operations

Summary data for the three and six months ended June 30 were as follows (in thousands, except per capita revenue):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2005	2004		2005	2004
Total revenue	$386,492	$356,411	8.4	$440,872	$401,224	9.9
Operating expenses	146,132	137,500	6.3	236,522	220,693	7.2
Selling, general and administrative	75,988	76,375	(0.5)	113,964	114,018	N/M
Non-cash compensation	166	161	3.1	454	322	41.0
Costs of products sold	34,162	31,772	7.5	39,502	35,840	10.2
Depreciation and amortization	37,897	36,823	2.9	75,365	73,805	2.1
Income (loss) from operations	92,147	73,780	24.9	(24,935)	(43,454)	(42.6)
Interest expense, net	(45,775)	(49,116)	(6.8)	(90,520)	(101,023)	(10.4)
Minority interest	(25,531)	(23,236)	9.9	(18,968)	(15,882)	19.4
Early repurchase of debt	—	(6,195)	N/M	(19,303)	(31,372)	(38.5)
Other expense	(8,174)	(1,626)	402.7	(11,371)	(4,571)	148.8
Income (loss) from continuing operations before income taxes	12,667	(6,393)	N/M	(165,097)	(196,302)	(15.9)
Income tax expense(benefit)	1,566	(2,224)	N/M	2,521	(72,218)	N/M
Income (loss) from continuing operations	$11,101	$(4,169)	N/M	$(167,618)	$(124,084)	35.1

Other Data:
Attendance	12,211	11,458	6.6	13,855	12,771	8.5
Per capita revenue	$31.65	$31.11	1.8	$31.82	$31.42	1.3

N/M means not meaningful

Three months ended June 30, 2005 vs. three months ended June 30, 2004

Revenue in the second quarter of 2005 totaled $386.5 million compared to $356.4 million for the second quarter of 2004, representing an 8.4% increase.  The increase in the 2005 period results primarily from a 6.6% increase in attendance, together with a 1.8% increase in per capita revenue.  We believe the attendance increase was largely the result of our new attractions, the second year of our advertising campaign and generally more favorable weather conditions than in the comparable 2004 period.

Operating expenses for the second quarter of 2005 increased $8.6 million (6.3%) compared to expenses for the second quarter of 2004.  The increase primarily reflects planned increases in salary, wage and benefit expense ($4.0 million) and repair and maintenance expenditures ($1.8 million).

Selling, general and administrative expenses for the second quarter of 2005 decreased $0.4 million compared to comparable expenses for the second quarter of 2004.  The decrease primarily relates to lower advertising expense ($4.1 million) offset in part by increased salary and wage expense ($2.8 million).

The slight increase in the 2005 quarter in noncash compensation reflects the expense associated with the grant in January 2005 of an aggregate of 65,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements.

Costs of products sold in the 2005 period increased $2.4 million compared to costs for the second quarter of 2004, reflecting primarily the increase in in-park revenues.  As a percentage of our in-park spending, cost of sales remained relatively constant in the two quarters.

Depreciation and amortization expense for the second quarter of 2005 increased $1.1 million compared to the second quarter of 2004.  The increase compared to the 2004 level was attributable to our on-going capital program.

Interest expense, net decreased $3.3 million compared to the second quarter of 2004, reflecting the benefit of the lower interest rate convertible notes issued in November 2004 to refinance other higher interest rate debt.

Minority interest in earnings reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.

The expense in the second quarter of 2004 for early repurchase of debt reflects primarily the debt repayments in that quarter, including a $75.0 million payment on our term loan, from a portion of the proceeds of the sales of our Ohio park and European division in April 2004.  See Notes 3 and  4 to Notes to Consolidated Financial Statements.

Other expense in the second quarter of 2005 increased approximately $6.5 million compared to the prior-year period, primarily reflecting increased retirement of assets in connection with our 2005 capital program.

Income tax expense was $1.6 million for the second quarter of 2005 compared to a $2.2 million benefit for the second quarter of 2004.  The tax expense for the second quarter of 2005 was primarily the result of improved earnings in foreign tax jurisdictions

Six months ended June 30, 2005 vs. six months ended June 30, 2004

Revenue in the six months of 2005 totaled $440.9 million compared to $401.2 million for the first six months of 2004, representing a 9.9% increase.  The increase in the 2005 period results primarily from an 8.5% increase in attendance, together with a 1.3% increase in per capita revenue.  We believe the attendance increase was largely the result of our new attractions, the second year of our advertising campaign and generally more favorable weather conditions than in the comparable 2004 period.

Operating expenses for the first six months of 2005 increased $15.8 million (7.2%) compared to expenses for the first six months of 2004.  The increase primarily reflects planned increases in salary and wage and benefit expense ($7.6 million) and repair and maintenance expenditures ($2.7 million).

Selling, general and administrative expenses for the first six months of 2005 decreased slightly compared to comparable expenses for the first six months of 2004.  The decrease primarily relates to lower insurance ($1.0 million) and advertising expense ($4.5 million), offset by increases in salary and wage expense ($3.1 million).

The increase in the 2005 period in noncash compensation reflects the expense associated with the grant in January 2005 of an aggregate of 65,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements.

Costs of products sold in the 2005 period increased $3.7 million compared to costs for the first six months of 2004, reflecting primarily the increase in in-park revenues.  As a percentage of our in-park spending, cost of sales remained relatively constant for the two six-month periods.

Depreciation and amortization expense for the first six months of 2005 increased $1.6 million compared to the first six months of 2004.  The increase compared to the 2004 level was attributable to our on-going capital program.

Interest expense, net decreased $10.5 million compared to the first six months of 2004, reflecting primarily the benefit of the lower interest rate convertible note issued in November 2004 to refinance other higher interest rate debt.

Minority interest in earnings reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  The increase in the 2005 period reflects improved performance at certain of these parks compared to the prior-year period.

The expense in the first six months of 2005 for early repurchase of debt reflects the redemption in February 2005 of our 2009 Senior Notes.  The expense in the first six months of 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes and debt repayments in the 2004 period, including a $75 million payment on or term loan, from a portion of the proceeds from the sales of our Ohio park and European division in April 2004.  See Notes 3 and  4 to Notes to Consolidated Financial Statements.  We refinance our public debt primarily to extend maturities.

Other expense in the first six months of 2005 increased $6.8 million compared to the prior-year period, primarily reflecting increased retirement of assets in connection with our 2005 capital program.

Income tax expense was $2.5 million for the first six months of 2005 compared to a $72.2 million benefit for the first six months of 2004.  The increase in tax expense for the 2005 period was primarily the result of the $63.8 million valuation allowance established in that period and discussed in Note 1 to Notes to Consolidated Financial Statements.

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

Following are components of the net results of discontinued operations for the three and six months ended June 30, 2004.

	Three Months Ended June 30, 2004	Six Months Ended June 30,2004
	(In thousands)
Loss on sale of discontinued operations	$(3,450)	$(310,281)
Income (loss) from discontinued operations before income taxes	(835)	(34,667)
Income tax benefit	1,628	57,387
Net results of discontinued operations	$(2,657)	$(287,561)

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2004, nor do we expect to pay such dividends in 2005.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See “Business – Risk Factors,” contained in the 2004 Form 10-K.  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and to seek additional financing.  The degree to which we are leveraged and conditions in the debt markets generally could adversely affect our ability to obtain any new financing or to effect any such refinancing.  See “Cautionary Note Regarding Forward-Looking Statements.”

At June 30, 2005, our total debt aggregated $2,308.9 million, of which approximately $174.0 million was scheduled to mature prior to June 30, 2006.  Of the current portion of long-term debt, $155.0 million represents borrowings under the working capital revolving credit component of our credit facility. Based on interest rates at June 30, 2005 for floating rate debt, annual cash interest payments for 2005 on non-revolving credit debt outstanding at June 30, 2005 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $170.1 million.  In addition, annual dividend payments on our outstanding preferred stock total $20.8 million, payable at our option in cash or shares of common stock.  In 2004 and 2005, we made approximately $145 million of capital expenditures for the 2005 season adding a wide array of new rides, attractions and revenue outlets at many of our parks.  At June 30, 2005, we had approximately $116.6 million of cash and $207.1 million available under our credit facility.

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

During the six months ended June 30, 2005, net cash provided by operating activities was $25.1 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash provided by investing activities in the first six months of 2005 was $16.5 million, consisting primarily of capital expenditures, more than offset by maturities of restricted-use investments (representing the net proceeds from our November 2004 offering of the Convertible Notes, which had been held in escrow to fund a portion of the redemption in February 2005 of the 2009 Senior Notes).  Net cash provided by financing activities in the first six months of 2005 was $5.8 million, representing primarily the proceeds of the January 2005 issuance of $195.0 million principal amount of additional 2014 Senior Notes and $253.5 million in borrowings under the revolving credit portion of our credit facility and the separate working capital facilities of the Partnership Parks, offset by the repayment of $426.8 million for the repayment of debt and the payment of preferred stock dividends as well as debt issuance costs.

Long-term debt and preferred stock

Our debt at June 30, 2005 included $1,489.4 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $803.5 million under our credit facility and $16.1 million of other indebtedness, including $11.0 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our credit facility includes a $655.0 million term loan ($648.5 million of which was outstanding at June 30, 2005); a $100.0 million multicurrency reducing revolver facility (none of which was outstanding at June 30, 2005) and a $300.0 million working capital revolver ($155.0 million of which was outstanding at that date).  The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the credit facility, the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not converted into common stock or redeemed.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

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

We made approximately $6.4 million of capital expenditures at these parks for the 2005 season, an amount in excess of the minimum required expenditure.  We were not required to purchase any units in the 2005 offer to purchase.  Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2006 is an aggregate of approximately $246.6 million, representing approximately 45.0% of the outstanding units of the Georgia park and 36.1% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $58.7 million of aggregate net cash provided by operating activities during 2004.  At June 30, 2005, we had total loans outstanding of $127.5 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-balance sheet arrangements and aggregate contractual obligations

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York.  The hotel is scheduled to open in early 2006; accordingly, we have not yet received any revenues from the joint venture but had advanced the joint venture approximately $1.2 million at June 30, 2005.  We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million

The loan was also guaranteed by one of our venture partners.  The guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have posted an $8.0 million letter of credit. At June 30, 2005, approximately $9.3 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners either must reimburse us for their respective pro rata share (based on their percentage interests in the venture) or their interests in the joint venture will be diluted or, in certain cases, forfeited.  We have entered into a management agreement to manage and operate the project upon its completion.  As of June 30, 2005, we were not involved in any other off-balance sheet arrangements.

Other obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through May 2005.  Effective June 1, 2005, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. Based on current usage, the annual fee increased to approximately $4.0 million at that time. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise. We expect to make contributions of approximately $9.4 million in 2005 in respect to our pension plan and $2.3 million in 2005 to our 401(k) plan.  Our estimated expense for employee health insurance for 2005 is $7.5 million.

Although we are contractually committed to make specified levels of capital expenditures at selected parks for the next several years, the vast majority of our capital expenditures in 2005 and beyond will be made on a discretionary basis.  In 2004 and 2005, we made approximately $145 million of capital expenditures for the 2005 season adding a wide array of new rides, attractions and revenue outlets at many of our parks.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies that expired in 2004, the current policies, which expire in December 2005, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions increased from $2.0 million to $2.5 million per occurrence and workers’ compensation retentions increased from $500,000 to $750,000).  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2004 Form 10-K is incorporated herein by reference.  Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk.  As of June 30, 2005, there have been no material changes in our market risk exposure from that disclosed in the 2004 Form 10-K.

Item 4.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 – 3, 5

Not applicable.

Item 4 – Submission of Matters to a Vote of Securityholders

On June 28, 2005, the Company held its Annual Meeting of Stockholders.  The number of shares of Common Stock represented at the meeting either in person or by proxy, was 87,529,880 shares (94.01% of the outstanding shares of common stock).  Three proposals were voted upon at the meeting.  The proposals and voting results were as follows:

1.     Proposal 1 – Election of Directors

The following persons were elected as directors as follows:

Name	For	Withheld	Abstained
Paul A. Biddelman	65,318,268	19,332,315	2,879,297
Kieran E. Burke	68,024,431	19,332,315	173,134
James F. Dannhauser	67,874,080	19,332,315	323,485
Michael E. Gellert	65,314,513	19,332,315	2,883,052
Francois Letaconnoux	68,050,010	19,332,315	147,555
Robert J. McGuire	65,326,050	19,332,315	2,871,515
Stanley S. Shuman	67,784,645	19,332,315	412,920

2.     Proposal 2 – To approve the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 150 million shares to 210 million shares.

For	Against	Withheld
67,570,243	19,610,906	348,731

3.     Proposal 3 – To ratify the selection by the Audit Committee of the Company’s Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 2005.

For	Against	Withheld
85,708,528	1,715,155	106,197

Item 6 - Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit 3.1	Certificate of Amendment of Restated Certificate of Incorporation of Six Flags, Inc. dated June 29, 2005
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC.
(Registrant)

/s/ Kieran E. Burke
Kieran E. Burke
Chairman and Chief Executive Officer

/s/ James F. Dannhauser
James F. Dannhauser
Chief Financial Officer

Date: August 9, 2005