Form 10-Q
period 2005-09-30
SIX FLAGS INC
filed 2005-11-09
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 1, 2005, Six Flags, Inc. had outstanding 93,106,528 shares of Common Stock, par value $.025 per share.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$116,379,000	$68,807,000
Accounts receivable	97,982,000	22,438,000
Inventories	36,508,000	27,832,000
Prepaid expenses and other current assets	34,001,000	37,013,000
Restricted-use investment securities	—	134,508,000
Total current assets	284,870,000	290,598,000

Other assets:
Debt issuance costs	44,856,000	50,347,000
Deposits and other assets	35,798,000	46,528,000
Total other assets	80,654,000	96,875,000

Property and equipment, at cost	2,851,339,000	2,771,936,000
Less accumulated depreciation	910,804,000	819,974,000
Total property and equipment	1,940,535,000	1,951,962,000

Assets held for sale	91,022,000	94,606,000

Intangible assets, net of accumulated amortization	1,208,144,000	1,208,186,000
Total assets	$3,605,225,000	$3,642,227,000

See accompanying notes to consolidated financial statements.

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,629,000	$25,817,000
Accrued compensation, payroll taxes and benefits	16,827,000	8,652,000
Accrued insurance reserves	31,220,000	22,830,000
Accrued interest payable	51,692,000	37,812,000
Other accrued liabilities	44,290,000	42,583,000
Deferred income	25,817,000	9,392,000
Debt called for prepayment	—	123,068,000
Current portion of long-term debt	16,018,000	24,394,000

Total current liabilities	217,493,000	294,548,000

Long-term debt	2,131,490,000	2,125,121,000

Minority interest	79,119,000	60,911,000

Other long-term liabilities	35,788,000	38,846,000

Deferred income taxes	15,014,000	14,491,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	283,090,000	282,245,000

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 111,500 issued and outstanding (representing mandatorily redeemable preferred stock)	—	—
Common stock, $.025 par value, 210,000,000 and 150,000,000 shares authorized; 93,106,528 and 93,041,528 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,328,000	2,326,000
Capital in excess of par value	1,751,129,000	1,750,766,000
Accumulated deficit	(897,542,000)	(909,134,000)
Deferred compensation	(2,455,000)	(2,709,000)
Accumulated other comprehensive income (loss)	(10,229,000)	(15,184,000)

Total stockholders’ equity	843,231,000	826,065,000

Total liabilities and stockholders’ equity	$3,605,225,000	$3,642,227,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Theme park admissions	$305,662,000	$276,074,000
Theme park food, merchandise and other	253,307,000	232,938,000

Total revenue	558,969,000	509,012,000

Operating costs and expenses:
Operating expenses	155,750,000	138,620,000
Selling, general and administrative	52,391,000	56,312,000
Noncash compensation (primarily selling, general and administrative)	166,000	160,000
Costs of products sold	47,212,000	41,549,000
Depreciation	37,263,000	35,088,000
Amortization	222,000	323,000

Total operating costs and expenses	293,004,000	272,052,000

Income from operations	265,965,000	236,960,000

Other income (expense):
Interest expense	(45,962,000)	(46,668,000)
Interest income	1,831,000	1,873,000
Minority interest in earnings	(25,060,000)	(25,814,000)
Early repurchase of debt	—	(490,000)
Other income (expense)	(2,188,000)	(14,803,000)

Total other income (expense)	(71,379,000)	(85,902,000)

Income from continuing operations before income taxes	194,586,000	151,058,000

Income tax expense	368,000	98,673,000

Income from continuing operations	194,218,000	52,385,000

Discontinued operations, net of tax expense of $902,000 in 2005 and tax expense of $2,442,000 in 2004	1,470,000	3,982,000

Net income	$195,688,000	$56,367,000

Net income applicable to common stock	$190,195,000	$50,874,000

Weighted average number of common shares outstanding - basic:	93,107,000	93,042,000

Weighted average number of common shares outstanding - diluted:	154,051,000	106,831,000

Net income per average common share outstanding - basic:
Income from continuing operations	2.03	0.50
Discontinued operations, net of tax expense	0.01	0.05
Net income	$2.04	$0.55

Net income per average common share outstanding - diluted:
Income from continuing operations	1.28	0.49
Discontinued operations, net of tax expense	0.01	0.04
Net income	$1.29	$0.53

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Theme park admissions	$529,903,000	$480,185,000
Theme park food, merchandise and other	447,956,000	412,976,000

Total revenue	977,859,000	893,161,000

Operating costs and expenses:
Operating expenses	378,630,000	346,029,000
Selling, general and administrative	162,813,000	166,136,000
Noncash compensation (primarily selling, general and administrative)	620,000	482,000
Costs of products sold	84,631,000	75,652,000
Depreciation	108,038,000	103,925,000
Amortization	667,000	976,000

Total operating costs and expenses	735,399,000	693,200,000

Income from operations	242,460,000	199,961,000

Other income (expense):
Interest expense	(139,670,000)	(148,453,000)
Interest income	5,019,000	2,635,000
Minority interest in earnings	(44,028,000)	(41,696,000)
Early repurchase of debt	(19,303,000)	(31,862,000)
Other income (expense)	(12,932,000)	(19,354,000)

Total other income (expense)	(210,914,000)	(238,730,000)

Income (loss) from continuing operations before income taxes	31,546,000	(38,769,000)

Income tax expense	3,671,000	28,916,000

Income (loss) from continuing operations	27,875,000	(67,685,000)

Discontinued operations, net of tax expense of $120,000 in 2005 and inclusive of tax benefit of $57,406,000 in 2004	195,000	(287,593,000)

Net income (loss)	$28,070,000	$(355,278,000)

Net income (loss) applicable to common stock	$11,592,000	$(371,756,000)

Weighted average number of common shares outstanding - basic and diluted:	93,106,000	93,034,000

Net income (loss) per average common share outstanding - basic and diluted:
Net income (loss) from continuing operations	0.12	(0.90)
Discontinued operations, net of tax	—	(3.10)
Net income (loss)	$0.12	$(4.00)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$195,688,000	$56,367,000	$28,070,000	$(355,278,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,976,000	4,210,000	4,813,000	(17,363,000)
Net change in fair value of derivative instruments	42,000	(349,000)	(1,025,000)	(785,000)
Reclassifications of amounts taken to operations	—	1,440,000	1,167,000	(38,386,000)

Comprehensive income (loss)	$198,706,000	$61,668,000	$33,025,000	$(411,812,000)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Cash flow from operating activities:
Net income (loss)	$28,070,000	$(355,278,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,705,000	104,901,000
Minority interest in earnings	44,028,000	41,696,000
Partnership and joint venture distributions	(25,820,000)	(22,748,000)
Noncash compensation	620,000	482,000
Interest accretion on notes payable	200,000	383,000
Early repurchase of debt	19,303,000	31,862,000
Loss on discontinued operations	6,494,000	262,952,000
Amortization of debt issuance costs	6,159,000	6,081,000
Other including loss on disposal of assets	11,788,000	19,524,000
Increase in accounts receivable	(44,586,000)	(34,632,000)
Increase in inventories, prepaid expenses and other current assets	(5,404,000)	(6,017,000)
Decrease in deposits and other assets	10,732,000	1,698,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	37,272,000	45,345,000
Increase (decrease) in accrued interest payable	13,880,000	(6,527,000)
Deferred income tax expense (benefit)	(79,000)	24,937,000

Total adjustments	183,292,000	469,937,000

Net cash provided by operating activities	211,362,000	114,659,000

Cash flow from investing activities:
Additions to property and equipment	(137,485,000)	(81,068,000)
Purchase of identifiable intangible assets	—	(500,000)
Capital expenditures of discontinued operations	(756,000)	(3,189,000)
Maturities of restricted-use investments	134,508,000	317,913,000
Proceeds from sale of discontinued operations	—	314,456,000
Proceeds from sale of assets	103,000	12,866,000

Net cash provided by (used in) investing activities	(3,630,000)	560,478,000

Cash flow from financing activities:
Repayment of long-term debt	(590,316,000)	(988,786,000)
Proceeds from borrowings	449,525,000	411,000,000
Payment of cash dividends	(15,633,000)	(15,633,000)
Payment of debt issuance costs	(4,456,000)	(2,448,000)

Net cash used in financing activities	(160,880,000)	(595,867,000)

Effect of exchange rate changes on cash	720,000	—

Increase in cash and cash equivalents	47,572,000	79,270,000

Cash and cash equivalents at beginning of year	68,807,000	98,189,000

Cash and cash equivalents at end of period	$116,379,000	$177,459,000

Supplemental cashflow information:

Cash paid for interest	$119,431,000	$148,514,000

Cash paid for income taxes	$4,365,000	$2,894,000

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

As of March 31, 2004, we owned or operated 39 parks. In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  In late 2004, we terminated our management of a park in Madrid, Spain.  As of September 30, 2005, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.  However, on September 12, 2005, we announced that we would close Six Flags AstroWorld at the end of its 2005 operating season and seek to sell the underlying 104-acre site.  We intend to transfer certain property and equipment to other parks we own or operate prior to completing the sale.  The accompanying consolidated financial statements as of and for the nine months ended September 30, 2004 reflect the assets, liabilities and results of the facilities sold in 2004 as discontinued operations.  The accompanying consolidated financial statements as of and for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as a discontinued operation.  See Note 3.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season.  See Note 5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes.  Our annual report on Form 10-K for the year ended December 31, 2004 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring except for the accounting for Six Flags New Orleans hurricane damage) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three- and nine-month periods ended September 30, 2005 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2004, we had recorded a valuation allowance of $153,384,000 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire.  Due to the seasonal nature of our business and the uncertainties referred to above, we had added $63,817,000 to the valuation allowance at June 30, 2005. Since we generated net income in the third quarter of 2005, we reversed the current year addition to the valuation allowance and reduced the December 31, 2004 valuation allowance by $6,202,000.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Neither the closing of Six Flags AstroWorld and related marketing of the site (see Note 3) nor the effects of Hurricane Katrina on Six Flags New Orleans (see Note 5) have resulted in an impairment charge.

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

Six Flags Over Georgia and Six Flags Over Texas (the Partnership Parks) are also party to interest rate swap agreements with respect to an aggregate of $5,651,000 of indebtedness at September 30, 2005 and $9,933,000 of indebtedness at December 31, 2004.

During the first nine months of 2005 and 2004, we had designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first nine months of 2005 and 2004, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

As of September 30, 2005, approximately $19,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months.  Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations are the periodic payments that are required to be made on outstanding borrowings.

Income (Loss) Per Common Share

The following table reconciles the weighted average number of common shares outstanding used in the calculations of basic and diluted income (loss) per share for the three periods ended September 30, 2005 and 2004, respectively.  The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2005 did not include the effects of the potential exercise of 2,704,000 and 3,004,000 options, respectively, as the option price was in excess of the average common stock price for the period.  The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2004 did not include the effects of the potential exercise of 6,653,000 and 6,548,000 options, respectively, as the option price was in excess of the average common stock price for the period.  Additionally, the weighted average number of shares of Common Stock on a diluted basis for the nine-month periods does not include the effect of the potential conversion of the Company’s convertible preferred stock or convertible notes as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive.  Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. The convertible notes are convertible into 47,087,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares.  See Note 4(g).

	Three months ended September 30,
	2005			2004
		Weighted			Weighted
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Net income	$195,688,000			$56,367,000

Preferred stock dividends	(5,493,000)			(5,493,000)

	$190,195,000	93,107,000	$2.04	$50,874,000	93,042,000	$0.55

Effect of potential common shares issuable upon exercise of employee stock options	—	68,000		—	—

Effect of dilutive securities:
Preferred stock	5,493,000	13,789,000		5,493,000	13,789,000
Convertible notes	3,591,000	47,087,000		—	—

	$199,279,000	154,051,000	$1.29	$56,367,000	106,831,000	$0.53

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

	Three months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income (loss) applicable to common stock:
As reported	$190,195	$50,874	$11,592	$(371,756)
Add: Noncash compensation	166	160	620	482
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(609)	(706)	(1,948)	(1,658)
Pro forma	$189,752	$50,328	$10,264	$(372,932)
Net income (loss) per weighted average common share outstanding – basic:
As reported	$2.04	$0.55	$0.12	$(4.00)
Pro forma	$2.04	$0.54	$0.11	$(4.01)
Net income (loss) per weighted average common share outstanding – diluted:
As reported	$1.29	$0.53	$0.12	$(4.00)
Pro forma	$1.29	$0.52	$0.11	$(4.01)

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

Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our noncash compensation expense in future periods. We have not determined the method that we will use to estimate the fair value of stock options as part of our adoption of Statement 123(R). As disclosed above, using the Black-Scholes method of determining fair value in the past would have increased our noncash compensation expense by approximately $443,000 and $1,328,000, respectively, in the three and nine months ended September 30, 2005, and by $546,000 and $1,176,000, respectively, in the three and nine months ended September 30, 2004.  The provisions of our credit facilities and outstanding notes do not include noncash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial position or results of operations.

2.             Stock

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

3.                                      Disposition of Theme Parks

On September 12, 2005, we announced that we will permanently close Six Flags AstroWorld in Houston at the end of its 2005 operating season and that we had engaged Cushman & Wakefield to market the 104-acre site on which the park is located.  The sale is subject to the formal approval of our lenders under the Credit Agreement (see note 4(a)) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes.  We intend to relocate rides, attractions and other equipment presently at AstroWorld to our remaining parks for the 2006 and 2007 seasons.  Since the expected net sales proceeds for the property exceeds our carrying value, no impairment of these assets exist at September 30, 2005.  We cannot give any assurances as to the timing of any such sale or the amount of the proceeds therefrom.

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that directly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions were used to pay down debt and to fund investments in our remaining parks. Through September 30, 2005, approximately $248,588,000 of debt had been repaid with such proceeds, not including the debt assumed by the buyer of our European parks.  The amounts shown in the consolidated statements of comprehensive income (loss) for the 2004 periods under the caption “Reclassification of amounts taken to operations” largely related to the 2004 dispositions.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of AstroWorld as discontinued operations. The assets of AstroWorld have been classified as “Assets held for sale” on the September 30, 2005 and December 31, 2004 consolidated balance sheets and consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Property, plant and equipment, net	$64,492	$68,076
Goodwill, net	26,530	26,530

Total assets held for sale	$91,022	$94,606

The net income (loss) from discontinued operations (including AstroWorld for all periods and the 2004 dispositions for the nine months ended September 30, 2004) was classified on the consolidated statement of operations for the three- and nine-month periods ended September 30, 2004 and 2005. Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating revenue	$14,324	$18,398	$36,306	$38,758
Loss on sale of discontinued operations	$—	$—	$—	$(310,281)
Income (loss) from discontinued operations before income taxes	2,372	6,424	315	(34,718)
Income tax (expense) benefit	(902)	(2,442)	(120)	57,406
Net results of discontinued operations	$1,470	$3,982	$195	$(287,593)

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

4.             Long-Term Indebtedness

(a)           On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into a senior credit facility (the Credit Facility), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004, November 5, 2004 and April 22, 2005.  The Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at September 30, 2005 and 2004, respectively), a $100,000,000 multicurrency reducing revolver facility (none of which was outstanding at September 30, 2005 or 2004) and a six-year term loan ($646,813,000 and $651,725,000 of which was outstanding at September 30, 2005 and December 31, 2004, respectively). Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days each year.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At September 30, 2005, the weighted average interest rate for borrowings under the term loan was 6.36%. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008. As a result, availability under this facility as of September 30, 2005 was $90.0 million.  This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears.  The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.

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

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to September 30, 2005) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on the PIERS and its obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates.  In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

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

5.             Commitments and Contingencies

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season.  Although we have had limited access to the park since the storm, we have determined that our carrying value of the assets destroyed will be approximately $30.3 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million.  The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited.  Based on advice from our insurance advisors, we do not believe the sublimit to be applicable.  Our preliminary estimate of wind damage, which is not subject to any sublimit, is in excess of $30 million. We have initiated both property and business interruption claims with our insurers.  Since we expect to recover therefrom an amount in excess of our cost basis in the assets impaired, we have established an insurance receivable at September 30, 2005, in an amount equal to the prior carrying value of the destroyed assets, $30.3 million.  We cannot estimate at this time when the park will be back in operation.  We are contractually committed to rebuild the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets.  We cannot be certain that our current estimates of the extent of the damage and the causes thereof will be correct.

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

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On September 30, 2005, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in April 2004 or 2005. The maximum unit purchase obligations for 2006 at both parks will aggregate approximately $246,569,000.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Our deductible after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 – November 15, 2003).  For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention or deductible.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.  Substantially all of our current policies expire on December 31, 2005.

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

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York. At September 30, 2005, $15,431,000 was outstanding under the loan.  One of our partners in the joint venture also guaranteed the loan.  Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have posted an $8.0 million letter of credit.  We have entered into a management agreement to manage and operate the project upon its completion.

6.             Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in loss shown includes depreciation and other non-operating expenses of $1,220,000 and $1,371,000, respectively, for the quarters ended September 30, 2005 and 2004 and $3,660,000 and $4,113,000, respectively, for the nine months ended September 30, 2005 and 2004.

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

7.             Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision making.  The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization (“EBITDA”).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  As such, we have only one reportable segment - operation of theme parks.  The following tables present segment financial information and a reconciliation of the primary segment performance measure to income (loss) from continuing operations before income taxes.  Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Theme park revenue	$558,969	$509,012	$977,859	$893,161
Theme park cash expenses	(249,324)	(230,269)	(603,844)	(568,099)
Aggregate park EBITDA	309,645	278,743	374,015	325,062

Minority interest in earnings - EBITDA	(26,280)	(27,185)	(47,688)	(45,809)
Corporate expenses	(6,029)	(6,212)	(22,230)	(19,718)
Non-cash compensation	(166)	(160)	(620)	(482)
Other income (expenses)	(2,188)	(15,293)	(32,235)	(51,216)
Minority interest in earnings – depreciation and other expense	1,220	1,371	3,660	4,113
Depreciation and amortization	(37,485)	(35,411)	(108,705)	(104,901)
Interest expense	(45,962)	(46,668)	(139,670)	(148,453)
Interest income	1,831	1,873	5,019	2,635
Income (loss) from continuing operations before income taxes	$194,586	$151,058	$31,546	$(38,769)

After giving effect to the discontinued operations, all of our parks are located in the United States except one park located in Mexico and one located in Canada.  The following information reflects our long-lived assets and revenue by domestic and international categories as of and for the first nine months of 2005 and 2004.

	(In thousands)
2005	Domestic	International	Total
Long-lived assets	$3,010,080	$138,599	$3,148,679
Revenue	910,011	67,848	977,859

	(In thousands)
2004	Domestic	International	Total
Long-lived assets	$3,049,054	$129,610	$3,178,664
Revenue	838,213	54,948	893,161

Long-lived assets include property and equipment and intangible assets.

8.                                      Pension Benefits

As part of the 1998 acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the Plan).  The Plan covered substantially all of SFTP’s employees.  During 1999 the Plan was amended to cover substantially all of our domestic full-time employees.  During 2004, the Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003.  The Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  Plan assets are invested primarily in common stock and mutual funds.  The Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

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

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September30,
	2005*	2004	2005*	2004
	(In thousands)
Service cost	$1,524	$1,339	$4,578	$3,955
Interest cost	2,315	2,058	6,912	6,210
Expected return on plan assets	(2,199)	(2,079)	(6,609)	(6,053)
Amortization of prior service cost	140	76	420	226
Recognized net actuarial loss	1,143	643	2,516	1,969
Net periodic benefit cost	$2,923	$2,037	$7,817	$6,307

Weighted-average assumptions to determine net cost

Discount rate	5.875%	6.125%	5.875%	6.125%
Rate of compensation increase	3.750%	3.750%	3.750%	3.750%
Expected return on plan assets	8.500%	8.750%	8.500%	8.750%

*                                         The pension cost shown reflects the actual pension cost for 2005.  In previous interim filings for 2005, the amount disclosed was an estimate.

Employer Contributions

We expect to contribute approximately $9,432,000 to the Plan during fiscal year 2005.  During the nine months ended September 30, 2005, we made a pension contribution of approximately $8,085,000.

9.                                      Recent Events

On August 17, 2005, Red Zone LLC (“Red Zone”), an investment vehicle controlled and managed by Daniel M. Snyder, publicly announced its intention to solicit consents from our stockholders to remove, without cause, Kieran Burke, James Dannhauser and Stanley Shuman as directors of the Company and to replace them with a slate of nominees selected by Red Zone. In addition, Red Zone and Mr. Snyder have announced their intention to solicit consents to make certain amendments to our Bylaws (the “Bylaws”) in order to promote the ability of Red Zone to implement its changes to our Board. Specifically, Mr. Snyder, through Red Zone, is asking our stockholders to (i) fix the number of directors of the Company at seven, (ii) require a unanimous vote of the Board to further amend the number of directors, (iii) require that vacancies on the Board created as a result of the removal of the current directors by the Company’s stockholders be filled only by a majority vote of the stockholders, and (iv) repeal any amendments to the Bylaws adopted by the Board after September 13, 2004 (the “Red Zone Proposals”). The Board has set October 24, 2005 as the record date (the “Record Date”) for the determination of our stockholders who are entitled to execute, withhold or revoke consents relating to Red Zone’s consent solicitation. Only holders of record as of the close of business on the Record Date may execute, withhold or revoke consents with respect to Red Zone’s consent solicitation.

Red Zone also stated that if its consent solicitation is successful, it will commence a tender offer to increase its ownership of the Company to up to 34.9% of the common stock at a price of $6.50 per share, but, as presently described by Red Zone, only if at any time during the ninety days following the date its nominees are seated on the Board, our stock closes at a price at or lower than $6.50 per share for five consecutive trading days. Red Zone’s public filings state that its proposed tender offer will, however, be subject to a number of conditions, including (i) the adoption by our stockholders of the Red Zone Proposals, (ii) the installment of Mr. Snyder as Chairman of the Board and Mark Shapiro, another of Red Zone’s Board designees, as our Chief Executive Officer, (iii) the amending of our stockholder rights plan to make the rights issued thereunder inapplicable to Red Zone’s offer, (iv) the Board taking all actions so that restrictions contained in Section 203 of the Delaware General Corporation Law applicable to a “business combination” will not apply to any business combination involving the Company, on the one hand, and Red Zone or any of its affiliates, on the other hand, and (v) there not having occurred any events which, in Red Zone’s reasonable judgment, would have a material adverse effect on our business.

On August 25, 2005, we announced that our Board of Directors had unanimously determined that Red Zone’s actions, taken as a whole, are not in the best interests of all of the Company’s stockholders. The Board’s position and the reasons therefor are described more fully in the Company’s Consent Revocation Statement dated October 25, 2005, a copy which is on file with U.S. Securities & Exchange Commission.

On that date, we also announced that the Board had unanimously determined to seek proposals from third parties regarding a possible sale of the entire Company. The process initiated by our Board of Directors is designed to result in the receipt of full and fair value by all of our stockholders for all of their shares, and is being led by our financial advisors, Lehman Brothers Inc. and Allen & Company LLC, subject to the direction of the Board of Directors. Recently, we received initial bids from a number of financial and strategic bidders and are targeting the receipt of final bids in the early part of December.  While we remain confident that we will end up with an attractive transaction that we will be recommending to stockholders before the end of December, there can be no assurance that any such transaction will be completed or, if completed, the terms thereof.

Item 2 — Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and nine- month periods ended September 30, 2005 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

As of March 31, 2004, we owned or operated 39 parks.  In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio.  In November 2004 we agreed with the owner of the park that we managed in Spain to terminate the management agreement at that time.  As of September 30, 2005, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada. However, on September 12, 2005, we announced that we would close Six Flags AstroWorld at the end of its 2005 operating season and seek to sell the underlying 104-acre site on which the park is located. The sale is subject to the approval of our lenders under the Credit Agreement (see Note 4(a) to Notes to Consolidated Financial Statements) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes.  We intend to relocate rides, attractions and other equipment presently at AstroWorld to our remaining parks for the 2006 and 2007 seasons.  Since the expected sales proceeds for the property exceeds our carrying value, no impairment of these assets exists at September 30, 2005.  We can not give any assurances as to the timing of any such sale or the amount of the proceeds therefrom.

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2004 reflect the assets, liabilities and results of the facilities sold in 2004 as discontinued operations.  The accompanying consolidated financial statements as of and for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as a discontinued operation.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season.  Although we have had limited access to the park since the storm, we have determined that, the carrying value of the assets destroyed will be approximately $30.3 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million.  The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited.  Based on advice from our insurance advisors, we do not believe the sublimit to be applicable.  Our preliminary estimate of wind damage, which is not subject to any sublimit, is in excess of $30 million.  We have initiated both property and business interruption claims with our insurers.  Since we expect to recover therefrom an amount in excess of our cost basis in the assets impaired, we have established an insurance receivable at September 30, 2005, in an amount equal to the carrying value of the destroyed assets, $30.3 million.  We cannot estimate at this time when the park will be back in operation.  We are contractually committed to rebuild the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets.  We cannot be certain that our current estimates of the extent of the damage and the causes thereof will be correct. See Note 5.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 54.2% of revenues in the first nine months of 2005) and the sale of food, merchandise, games and attractions inside our parks.  Revenues in the first nine months of 2005 increased 9.5% over the comparable period of 2004.  The revenue increase was driven by a 5.6% increase in attendance, coupled with a 3.6% increase in per capita revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

We expect to make approximately $125 million of capital expenditures for the 2006 season to add a wide array of new rides, attractions and revenue outlets at many of our parks.

Recent Events

See Note 9 to Notes to Consolidated Financial Statements for a discussion of the consent solicitation commenced by Red Zone and the decision of our Board of Directors to seek proposals for a possible sale of our Company.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) discussed our most critical accounting policies.  During the three months ended September 30, 2005, as a result of and to the extent of our profitable operations year to date, we decreased our valuation allowance in respect of income taxes as described in Note 1 to Notes to Consolidated Financial Statements.  Except for the foregoing, there have been no material developments with respect to any critical accounting policies discussed in the 2004 Form 10-K since December 31, 2004.

Summary of Operations

Summary data for the three and nine months ended September 30 were as follows (in thousands, except per capita revenue):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change

Total revenue	$558,969	$509,012	9.8%	$977,859	$893,161	9.5%
Operating expenses	155,750	138,620	12.4	378,630	346,029	9.4
Selling, general and administrative	52,391	56,312	(7.0)	162,813	166,136	(2.0)
Non-cash compensation	166	160	3.8	620	482	28.6
Costs of products sold	47,212	41,549	13.6	84,631	75,652	11.9
Depreciation and amortization	37,485	35,411	5.9	108,705	104,901	3.6
Income (loss) from operations	265,965	236,960	12.2	242,460	199,961	21.3
Interest expense, net	(44,131)	(44,795)	(1.5)	(134,651)	(145,818)	(7.7)
Minority interest	(25,060)	(25,814)	(2.9)	(44,028)	(41,696)	5.6
Early repurchase of debt	—	(490)	N/M	(19,303)	(31,862)	(39.4)
Other expense	(2,188)	(14,803)	(85.2)	(12,932)	(19,354)	(33.2)
Income (loss) from continuing operations before income taxes	194,586	151,058	28.8	31,546	(38,769)	N/M
Income tax expense	368	98,673	(99.6)	3,671	28,916	(87.3)
Income (loss) from continuing operations	$194,218	$52,385	270.8	$27,875	$(67,685)	N/M

Other Data:
Attendance	16,957	16,297	4.0%	30,096	28,489	5.6%
Per capita revenue	$32.96	$31.23	5.5	$32.49	$31.35	3.6

N/M means not meaningful

Three months ended September 30, 2005 vs. three months ended September 30, 2004

Revenue in the third quarter of 2005 totaled $559.0 million compared to $509.0 million for the third quarter of 2004, representing an 9.8% increase.  The increase in the 2005 period results primarily from a 4.0% increase in attendance, together with a 5.5% increase in per capita revenue.  We believe the attendance increase was largely the result of our strategic initiatives put in place in the latter part of 2003, including a renewed focus on improving the guest experience, as well as the new attractions added for 2005, the second year of our advertising campaign and generally more favorable weather conditions than in the comparable 2004 period.

Operating expenses for the third quarter of 2005 increased $17.1 million (12.4%) compared to expenses for the third quarter of 2004.  The increase primarily reflects planned increases in salary, wage and benefit expense ($11.7 million), and utilities expense ($2.5 million), as well as an increase in repair and maintenance expenditures ($1.0 million).

Selling, general and administrative expenses for the third quarter of 2005 decreased $3.9 million compared to comparable expenses for the third quarter of 2004.  The decrease primarily relates to lower advertising expense ($2.1 million) and insurance expense ($4.0 million) offset in part by increased salary and wage expense ($1.2 million).

The slight increase in the 2005 quarter in noncash compensation reflects the expense associated with the grant in January 2005 of an aggregate of 65,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements.

Costs of products sold in the 2005 period increased $5.7 million compared to costs for the third quarter of 2004, reflecting primarily the increase in in-park revenues.  As a percentage of our in-park sales, cost of sales remained relatively constant in the two quarters.

Depreciation and amortization expense for the third quarter of 2005 increased $2.1 million compared to the third quarter of 2004.  The increase compared to the 2004 level was attributable to our on-going capital program.

Interest expense, net decreased $0.7 million compared to the third quarter of 2004, reflecting the benefit of the lower interest rate convertible notes issued in November 2004 to refinance other higher interest rate debt, offset in part by an increase in the interest cost associated with our floating rate debt.

Minority interest in earnings reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.

The expense in the third quarter of 2004 for early repurchase of debt reflects the debt repayments in that quarter from a portion of the proceeds of the sales of our Ohio park and European division in April 2004.  See Notes 3 and  4 to Notes to Consolidated Financial Statements.

Other expense in the third quarter of 2005 decreased approximately $12.6 million compared to the prior-year period.  The 2004 period expense included $14.4 million of expense associated with the termination of our involvement with the Madrid park.

Income tax expense was $0.4 million for the third quarter of 2005 compared to a $98.7 million expense for the third quarter of 2004.  The reduction in tax expense for the third quarter of 2005 was primarily the result of the reduction in the valuation allowance that had been established in prior periods and is described in Note 1 to Notes to Consolidated Financial Statements.  The reduction is related to our profitable operations year to date.  We anticipate establishing an additional allowance in the fourth quarter of 2005.

Nine months ended September 30, 2005 vs. nine months ended September 30, 2004

Revenue in the nine months of 2005 totaled $977.9 million compared to $893.2 million for the first nine months of 2004, representing a 9.5% increase.  The increase in the 2005 period results primarily from a 5.6% increase in attendance, together with a 3.6% increase in per capita revenue.  We believe the attendance increase was largely the result of our strategic initiatives put in place in the latter part of 2003, including a renewed focus on improving the guest experience, as well as the new attractions added for 2005, the second year of our advertising campaign and generally more favorable weather conditions than in the comparable 2004 period.

Operating expenses for the first nine months of 2005 increased $32.6 million (9.4%) compared to expenses for the first nine months of 2004.  The increase primarily reflects planned increases in salary and wage and benefit expense ($18.5 million) and repair and maintenance expenditures ($4.2 million), as well as an increase in utilities expense ($3.4 million).

Selling, general and administrative expenses for the first nine months of 2005 decreased by $3.3 million compared to comparable expenses for the first nine months of 2004.  The decrease primarily relates to lower insurance ($5.0 million) and advertising expense ($6.0 million), offset in part by increases in salary and wage expense ($4.2 million).

The increase in the 2005 period in noncash compensation reflects the expense associated with the grant in January 2005 of an aggregate of 65,000 shares of restricted stock to our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements.

Costs of products sold in the 2005 period increased $9.0 million compared to costs for the first nine months of 2004, reflecting primarily the increase in in-park revenues.  As a percentage of our in-park sales, cost of sales remained relatively constant for the two nine-month periods.

Depreciation and amortization expense for the first nine months of 2005 increased $3.8 million compared to the first nine months of 2004.  The increase compared to the 2004 level was attributable to our on-going capital program.

Interest expense, net decreased $11.2 million compared to the first nine months of 2004, reflecting primarily the benefit of the lower interest rate convertible notes issued in November 2004 to refinance other higher interest rate debt.

Minority interest in earnings reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.  The increase in the 2005 period reflects improved performance at Six Flags Marine World compared to the prior-year period and the annual increase in the distributions to limited partners of Six Flags Over Georgia and Six Flags Over Texas.

The expense in the first nine months of 2005 for early repurchase of debt reflects the redemption in February 2005 of our 2009 Senior Notes.  The expense in the first nine months of 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes and debt repayments in the 2004 period, including a $75 million payment on our term loan, from a portion of the proceeds from the sales of our Ohio park and European division in April 2004.  See Notes 3 and  4 to Notes to Consolidated Financial Statements.  We refinance our public debt primarily to extend maturities.

Other expense in the first nine months of 2005 decreased $6.4 million compared to the prior-year period, primarily reflecting increased retirement of assets in connection with our 2005 capital program, offset in part by the recognition in 2004 of the loss associated with the termination of our involvement in the Madrid park.

Income tax expense was $3.7 million for the first nine months of 2005 compared to a $28.9 million expense for the first nine months of 2004.  The decrease in tax expense for the 2005 period was primarily the result of the reduction in the valuation allowance that had been established in prior periods and is discussed in Note 1 to Notes to Consolidated Financial Statements.  The reduction is related to our profitable operations year to date.  We anticipate establishing an additional allowance in the fourth quarter of 2005.

Results of Discontinued Operations

On September 12, 2005, we announced that we will permanently close Six Flags AstroWorld in Houston at the end of its 2005 operating season and that we had engaged Cushman & Wakefield to market the 104-acre site.  The sale is subject to the approval of our lenders under the Credit Agreement (see Note 4(a) to Notes to Consolidated Financial Statements) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes.  We intend to relocate rides, attractions and other equipment presently at AstroWorld to our remaining parks for the 2006 and 2007 seasons.  Since the expected net sales proceeds for the property exceeds our carrying value, no impairment of these assets exists at September 30, 2005.  We can not give any assurances as to the timing of any such sale or the amount of the proceeds therefrom.

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million.  In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that directly owned the seven parks we owned in Europe.  The purchase price was approximately $200 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash.  Net cash proceeds from these transactions were used to pay down debt and to fund investments in our remaining parks. Through September 30, 2005, approximately $248,588,000 of debt had been repaid with such proceeds, not including the debt assumed by the buyer of our European parks.  The amounts shown in the consolidated statements of comprehensive income (loss) for the 2004 periods under the caption “Reclassification of amounts taken to operations” largely related to the 2004 dispositions.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of AstroWorld as discontinued operations. The assets of AstroWorld have been classified as “Assets held for sale” on the September 30, 2005 and December 31, 2004 consolidated balance sheets and consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Property, plant and equipment, net	$64,492	68,076
Goodwill, net	26,530	26,530

Total assets held for sale	$91,022	$94,606

The net income (loss) from discontinued operations (including AstroWorld for all periods and the 2004 disposition for the nine months ended September 30, 2004) was classified on the consolidated statement of operations for the three- and nine-month periods ended September 30, 2004 and 2005 as “Discontinued operations, inclusive of tax.” Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating revenue	$14,324	$18,398	$36,306	$38,758
Loss on sale of discontinued operations	$—	$—	$—	$(310,281)
Income (loss) from discontinued operations before income taxes	2,372	6,424	315	(34,718)
Income tax benefit	(902)	(2,442)	(120)	57,406
Net results of discontinued operations	$1,470	$3,982	$195	$(287,593)

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

At September 30, 2005, our total debt aggregated $2,147.5 million, of which approximately

$16.0 million was scheduled to mature prior to September 30, 2006.  Based on interest rates at September 30, 2005 for floating rate debt, annual cash interest payments for 2005 on non-revolving credit debt outstanding at September 30, 2005 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $173.8 million.  In addition, annual dividend payments on our outstanding preferred stock total $20.8 million, payable at our option in cash or shares of common stock.  We expect to make approximately $125 million of capital expenditures for the 2006 season to add a wide array of new rides, attractions and revenue outlets at many of our parks.  At September 30, 2005, we had approximately $116.4 million of cash and $359.4 million available under our credit facility.

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

During the nine months ended September 30, 2005, net cash provided by operating activities was $211.4 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash used in investing activities in the first nine months of 2005 was $3.6 million, consisting primarily of capital expenditures, offset by maturities of restricted-use investments (representing the net proceeds from our November 2004 offering of the Convertible Notes, which had been held in escrow to fund a portion of the redemption in February 2005 of the 2009 Senior Notes).  Net cash used in financing activities in the first nine months of 2005 was $160.9 million, representing primarily the proceeds of the January 2005 issuance of $195.0 million principal amount of additional 2014 Senior Notes and $254.5 million in borrowings under the revolving credit portion of our credit facility and the separate working capital facilities of the Partnership Parks, offset by the payment of $590.3 million for the repayment of debt and the payment of preferred stock dividends as well as debt issuance costs.

Long-term debt and preferred stock

Our debt at September 30, 2005 included $1,489.5 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $646.8 million under our credit facility and $11.2 million of other indebtedness, including $6.5 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our credit facility includes a term loan ($646.8 million of which was outstanding at September 30, 2005); a $100.0 million multicurrency reducing revolver facility (none of which was outstanding at September 30, 2005) and a $300.0 million working capital revolver (none of which was outstanding at that date).  The working capital facility must be repaid in full for 30 consecutive days during each year and terminates on June 30, 2008. The multicurrency reducing revolving credit facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008.  As a result, availability under this facility as of September 30, 2005 was $90.0 million. This facility terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the credit facility, the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not converted into common stock or redeemed.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

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

We made approximately $6.9 million of capital expenditures at these parks for the 2005 season, an amount in excess of the minimum required expenditure.  We were not required to purchase any units in the 2005 offer to purchase.  Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2006 is an aggregate of approximately $246.6 million, representing approximately 45.0% of the outstanding units of the Georgia park and 36.1% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $58.7 million of aggregate net cash provided by operating activities during 2004.  At September 30, 2005, we had total loans outstanding of $131.1 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-balance sheet arrangements and aggregate contractual obligations

In December 2004, we guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project to be located adjacent to our Great Escape park near Lake George, New York.  The hotel is scheduled to open in early 2006; accordingly, we have not yet received any revenues from the joint venture but had advanced the joint venture approximately $1.6 million at September 30, 2005.  We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million

The loan was also guaranteed by one of our venture partners.  The guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have posted an $8.0 million letter of credit. At September 30, 2005, approximately $15.4 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners either must reimburse us for their respective pro rata share (based on their percentage interests in the venture) or their interests in the joint venture will be diluted or, in certain cases, forfeited.  We have entered into a management agreement to manage and operate the project upon its completion.  As of September 30, 2005, we were not involved in any other off-balance sheet arrangements.

Other obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $2.5 million annually through May 2005.  Effective June 1, 2005, the license fee is payable based upon the number of domestic parks utilizing the licensed characters. Based on current usage, the annual fee increased to approximately $4.0 million at that time. In addition to the license fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise. We expect to make contributions of approximately $9.4 million in 2005 in respect to our pension plan and $2.3 million in 2005 to our 401(k) plan.  Our estimated expense for employee health insurance for 2005 is $16.3 million.

Although we are contractually committed to make specified levels of capital expenditures at selected parks, the vast majority of our capital expenditures in 2005 and beyond will be made on a discretionary basis.  In 2004 and 2005, we made approximately $145 million of capital expenditures for the 2005 season, adding a wide array of new rides, attractions and revenue outlets at many of our parks.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies that expired in 2004, the current policies, which expire in December 2005, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions increased from $2.0 million to $2.5 million per occurrence and workers’ compensation deductibles increased from $500,000 to $750,000).  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2004 Form 10-K is incorporated herein by reference.  Such information includes a description of our potential exposure to market risks, including interest rate risk and foreign currency risk.  As of September 30, 2005, there have been no material changes in our market risk exposure from that disclosed in the 2004 Form 10-K.

Item 4.           Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 9, 2005