Form 10-K
period 2005-12-31
SIX FLAGS INC
filed 2006-03-16
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  1-13703

SIX FLAGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

122 E. 42nd Street, New York, NY 10168
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:  (212) 599-4690

Securities registered pursuant to Sec. 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares of common stock, par value $.025 per share,with Rights to Purchase Series A Junior Preferred Stock	New York Stock Exchange
Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7 1/4% Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Sec. 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Check one:  Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $392,804,000. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest most practicable date:

The number of shares of Common Stock of the Registrant outstanding as of March 1, 2006 was 93,480,385 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Item 10, as to directors, and by Items 11, 12, 13 and 14 is incorporated by reference to the Registrant’s proxy statement in connection with the annual meeting of stockholders to be held in May 2006, which will be filed by the Registrant within 120 days after the close of its 2005 fiscal year.

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

•       our success in implementing our new business strategy;

•       accidents occurring at our parks;

•       adverse weather conditions;

•       competition with other theme parks and other recreational alternatives;

•       management change and success of new operating plan;

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

•       Looney Tunes, characters, names and all related indicia are trademarks of Warner Bros. © 2006, a division of Time Warner Entertainment Company, L.P. (“TWE”). Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics © 2006, Cartoon Network and logo are trademarks of Cartoon Network © 2006. Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc. © 2006, a subsidiary of Six Flags. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc. © 2006, a subsidiary of Six Flags.

PART I

ITEM 1.                BUSINESS

Introduction

We are the largest regional theme park operator in the world engaged solely in the theme park business. The 29 parks we operate (excluding the Houston theme park which we closed at the end of the 2005 season) had attendance during 2005 of approximately 33.7 million. These parks include 13 of the 50 most highly attended theme parks in North America and the largest paid admission theme park in Mexico. Our parks serve nine of the 10 largest metropolitan areas in the United States. We estimate that approximately two-thirds of the population of the continental United States live within a 150-mile radius of one of these parks.

In December 2005, Mark Shapiro became our President and Chief Executive Officer following a consent solicitation that resulted in the removal of three directors and the election of Daniel M. Snyder as Chairman of the Board and the addition of Mr. Shapiro and Dwight Schar to the Board. See “Recent Developments—Management Change”.

In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. We have worldwide ownership of the “Six Flags” brand name. To capitalize on this name recognition, 22 of our parks are branded as “Six Flags” parks, including twelve parks that we have rebranded since the 1998 acquisition.

We hold exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico and other countries of certain Warner Bros. and DC Comics characters. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others. In addition, our international license with Warner Bros. includes the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, Flintstones and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

Our parks are located in geographically diverse markets across North America. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets. In the aggregate, during 2005 our theme parks (excluding Houston) offered more than 1,100 rides, including over 130 roller coasters, making us the leading provider of “thrill rides” in the industry.

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

Recent Developments

Management Change

Following a consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005 Mr. Snyder became Chairman of our Board of Directors and two other designees of Red Zone became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. Subsequently, six new directors were elected to our Board and five directors resigned, including two of the six new directors.

In 2006, our Board of Directors has approved substantial changes to senior management, including several park general managers (see “Business—Executive Officers of the Registrant”), and new management has begun to effectuate a series of long-term operating initiatives including (i) expanding the family entertainment offering of the parks by adding additional shows, parades, fireworks and character events utilizing the Warner Bros. licensed property, (ii) enhancing the guest experience by improving the overall appearance and cleanliness of the parks, (iii) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold, (iv) redesigning our 2006 advertising campaign to emphasize the 45th anniversary of Six Flags and increasing the use of direct marketing and (v) increasing sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues.

These initiatives will not be fully implemented for the 2006 season. Even when fully implemented, there can be no assurance they will result in increased attendance and/or revenue. See “ Risk Factors—Implementation of a new operational plan—a change in our strategy may adversely impact our operations” and “- New Executive Officers/Board of Directors—our new management does not have proven success with the Company.”

Closing of AstroWorld

We closed Six Flags AstroWorld in Houston following the end of its 2005 season and are seeking to sell the underlying 104 acre site. Our lenders have approved the sale and we will use the proceeds to reduce debt and for other corporate purposes. There can be no assurance when any such sale will occur. We are transferring select rides and other property from AstroWorld to other parks we own or operate. Based on our current estimate of anticipated sale proceeds and after taking into account rides and other equipment transferred to other parks and/or sold, we have established a loss of approximately $20.4 million related to this asset. See Note 2 to Notes to Consolidated Financial Statements.

Six Flags New Orleans

Our New Orleans park was extensively damaged by Hurricane Katrina in August 2005, and did not operate the balance of 2005 and will not open for the 2006 season. We have determined that our carrying value of the assets destroyed is approximately $32.4 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. We have initiated property insurance claims, including business interruption, with our insurers. Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets,  we have established an insurance receivable at December 31, 2005, in an amount equal to the prior carrying value of those assets, $32.4 million. We cannot estimate at this time when the park will be back in operation. We are contractually committed to rebuild the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

Oklahoma City Properties

We announced in January 2006 that we will be selling our Oklahoma City theme park and separate water park following the 2006 season. We intend to market the parks as operating parks. We also announced that we are closing our corporate offices adjacent to Frontier City and relocating corporate staff to our principal executive office in New York City and, to a lesser extent, our office in Dallas. We cannot offer any assurance concerning the price or timing of any sale of either or both parks. The sale will likely require the approval of our lenders. We intend to use any proceeds to reduce debt and for other corporate purposes.

Description of Parks

Six Flags America

Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 48th largest theme park in North America. The park’s primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population of approximately 7.4 million people within 50 miles and 12.4 million people within 100 miles. Based on a 2005 survey of television households within designated market areas (“DMAs”) published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 24 DMAs in the United States, respectively.(1)

Six Flags America is located on a site of 523 acres, with 131 acres currently used for park operations (2). The remaining 392 acres, which are zoned for entertainment and recreational uses, provide us with ample expansion opportunity, as well as the potential to develop complementary operations. We may also determine to dispose of some of the additional acreage not necessary for the park’s operations.

Six Flags America’s principal competitors are King’s Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

Six Flags Darien Lake & Camping Resort

Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 45th largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park’s primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population of approximately 2.1 million people within 50 miles of the park and 3.1 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 49, number 79 and number 76 DMAs in the United States, respectively.

(1)          Park rankings are based on 2005 attendance as published in Amusement Business, an industry trade publication. All DMA rankings are based on the referenced survey.

(2)          Acreage figures for park operations as used in this section captioned “Description of Parks” include land used for parking, support facilities and other ancillary uses.

The Six Flags Darien Lake property consists of approximately 978 acres, including 164 acres for the theme park, 242 acres of campgrounds and approximately 390 usable excess acres. Six Flags Darien Lake also has a 20,000 seat amphitheater. We have a long-term arrangement with an independent concert promoter to lease and operate the amphitheater.

 Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by us. The campgrounds include 700 developed campsites, including 440 recreational vehicles (RV’s) available for daily and weekly rental. The campground is one of the largest in the United States. In 2005, approximately 346,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

Six Flags Darien Lake’s principal competitor is Paramount Canada’s Wonderland Park located in Toronto, Canada, approximately 125 miles from Six Flags Darien Lake. In addition, Six Flags Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Six Flags Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities. The park will also compete with a hotel/indoor water park being built in Niagara Falls, approximately 50 miles from the park, which is expected to open in April 2006.

Six Flags Elitch Gardens

Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to the Pepsi Center Arena, and close to Invesco Field at Mile High Stadium and Coors Field. Six Flags Elitch Gardens is the 49th largest theme park in North America. The park’s primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population of approximately 2.9 million people within 50 miles of the park and approximately 3.9 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

Six Flags Fiesta Texas

Six Flags Fiesta Texas, the 39th largest theme park in North America, is a combination theme and water park located on approximately 216 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 2.0 million people within 50 miles and approximately 3.6 million people within 100 miles. The San Antonio market is the number 37 DMA in the United States.

Six Flags Fiesta Texas’ principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with Schlitterbahn, a water park located in New Braunfels, Texas (approximately 33 miles from the park) and Six Flags Over Texas located in Arlington, Texas (approximately 285 miles from the park).

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

These parks are located on a site of approximately 2,279 acres, of which approximately 635 acres are currently used for park operations. Approximately 825 acres of the balance of the site are available for future development. The animal park is home to over 1,200 animals representing more than 55 species, which can be seen over a four and one-half mile drive. Six Flags Great Adventure’s principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park. The water park competes with several other water parks in the market.

Six Flags Great America

Six Flags Great America, the 21st largest theme park in North America, is a combination theme and water park, located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.8 million people within 50 miles and approximately 13.5 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 33 DMAs in the United States, respectively.

Six Flags Great America is located on a site of approximately 324 acres of which approximately 208 acres are used for the park operations. A substantial portion of the unused acres is unsuitable for development. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, our park located outside St. Louis, Missouri, approximately 320 miles from the park. The water park competes with numerous water parks in the Wisconsin Dells area, approximately 170 miles from the park.

Six Flags Kentucky Kingdom

Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 59 acres on and adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky. Of the 59 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us. The park’s primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.8 million people within 100 miles. The Louisville and Lexington markets are the number 50 and number 63 DMAs in the United States.

Six Flags Kentucky Kingdom’s only significant direct competitors are Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park and Holiday World located in Santa Claus, Indiana, approximately 75 miles from the park.

Six Flags Magic Mountain and Six Flags Hurricane Harbor

Six Flags Magic Mountain, the 22nd largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor, the 15th largest waterpark in the United States, are located in Valencia, California, 30 miles north of Los Angeles. The Los Angeles, California market provides the parks with a permanent resident population of approximately 10.6 million people within 50 miles and approximately 17.7 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

The parks are located on a site of approximately 262 acres with approximately 258 acres used for park operations. Six Flags Magic Mountain’s principal competitors include Disneyland and Disney’s California Adventure, each in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott’s Berry Farm in Buena Park, California, located approximately 50 miles from the park, Sea World of California in San

Diego, California, located approximately 150 miles from the park and Legoland in Carlsbad, California, located approximately 120 miles from the park.

Six Flags Hurricane Harbor’s competitors include Soak City USA Waterpark and Raging Waters, each located approximately 50 miles from the water park.

Six Flags Marine World

Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 36th largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population of approximately 5.7 million people within 50 miles and approximately 10.7 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 6 and number 19 DMAs in the United States, respectively.

We manage a portion of the operations of Six Flags Marine World under a management agreement, pursuant to which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park revenues. In addition, we operate the rest of the park pursuant to our lease of approximately 55 acres of land at the site on a long-term basis and at nominal rent, which entitles us to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, we have the option to purchase the entire park exercisable through February 2010.

Six Flags Marine World is located on approximately 135 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks, birds and reptiles, tropical and cold water fish and marine invertebrates, all featured in a variety of exhibits and participatory attractions.

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

Six Flags New England

Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston. Six Flags New England is the 35th largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.2 million people within 50 miles and 15.8 million people within 100 miles. Springfield, Providence, Hartford/New Haven and Boston are the number 108, number 51, number 28 and number 5 DMAs in the United States. Six Flags New England is comprised of approximately 263 acres, with approximately 134 acres currently used for park operations. A substantial portion of the excess land is not suitable for development due to wetlands and other restrictions.

Six Flags New England’s only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, our park located in Lake George, New York, approximately 150 miles from Six Flags New England.

Six Flags New Orleans

Six Flags New Orleans, a theme park located in New Orleans, Louisiana, was extensively damaged by Hurricane Katrina and will not open for the 2006 season. The facility is located on approximately 140 acres. The New Orleans market is the number 43 DMA in the United States. We lease, on a long-term basis, the land on which the park is located together with most of the rides and attractions existing at the park. We also own a separate 86 acre parcel available for complementary uses.

Six Flags Over Georgia and Six Flags White Water Atlanta

Six Flags Over Georgia, the 32nd largest theme park in North America is located on approximately 290 acres, 10 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of approximately 4.8 million people within 50 miles and approximately 7.7 million people within 100 miles. The Atlanta market is the number 9 DMA in the United States.

In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park. Six Flags White Water Atlanta, which is the 11th largest water park in the United States, is located on approximately 69 acres. Approximately 12 acres remain undeveloped.

Six Flags Over Georgia’s primary competitors include Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Visionland in Birmingham, Alabama, located approximately 160 miles from the park, Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park and Wild Adventures in Valdosta, Georgia, located approximately 240 miles from the park. Six Flags White Water’s primary competitors include Sun Valley Beach, Atlanta Beach and Lake Lanier Islands. These competitors are located approximately 15, 40 and 45 miles away from the water park, respectively. The Georgia Limited Partner (as defined below) owns the theme park site of approximately 283 acres, including approximately 50 acres of usable, undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the “Georgia Partnership”).

Partnership Structure.   The Georgia park is owned (excluding real property) by Six Flags Over Georgia II, L.P. (“the Georgia Partnership”) of which our wholly-owned subsidiary is the 1% managing general partner. We purchased approximately 25% of the limited partnership units of the 99% limited partner (the “Georgia Limited Partnership”) of the Georgia Partnership  in a 1997 tender offer at an aggregate price of $62.7 million. The Georgia partnership arrangements expire in 2027. See “Business—Partnership Park Arrangements” for a more detailed discussion of our obligations under these arrangements.

Six Flags Over Texas and Six Flags Hurricane Harbor

Six Flags Over Texas, the 26th largest theme park in North America, and the separately gated Six Flags Hurricane Harbor, the 9th largest water park in the United States, are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately 5.7 million people within 50 miles and approximately 6.8 million people within 100 miles. The Dallas/Fort Worth market is the number 7 DMA in the United States.

Six Flags Over Texas’ principal competitors include Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 285 miles from the park. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park. The Texas Limited Partner (as defined below) owns a site of approximately 217 acres of which 187 acres are used for the theme park. In addition, we own directly approximately 47 acres, of which approximately 45 acres are currently used for Hurricane Harbor and 2 acres remain undeveloped.

Partnership Structure.   Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the “Texas Partnership”), a Texas limited partnership of which the 1% managing general partner is our wholly-owned subsidiary.The 99% limited partner (the “Texas Limited Partner”) is unaffiliated with us except that we own approximately 37% of the limited partnership units in the Texas Limited Partner. We purchased approximately 33% of the units in a tender offer in 1998 at an aggregate price of $126.2 million. Six Flags Hurricane Harbor is 100% owned by us and is not included in these partnership arrangements. The Texas partnership arrangements expire in 2028. See “Business—Partnership Park Arrangements” for a more detailed discussion of our obligations under these arrangements.

Six Flags Splashtown

Six Flags Splashtown is a water park located in Houston, Texas. The Houston, Texas market provides the park with a permanent resident population of 5.1 million people within 50 miles and 6.3 million people within 100 miles. The Houston market is the number 10 DMA in the United States.

We own approximately 60 acres for Six Flags Splashtown. The park’s main competitor is a water park located in Galveston, Texas.

Six Flags St. Louis

Six Flags St. Louis, the 42nd largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.7 million people within 50 miles and approximately 3.9 million people within 100 miles. The St. Louis market is the number 21 DMA in the United States.

We own a site of approximately 503 acres of which approximately 260 acres are used for park operations. Six Flags St. Louis competes with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Worlds of Fun in Kansas City, Missouri, located approximately 250 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 515 miles from the park; Silver Dollar City, located in Branson, Missouri, approximately 250 miles from the park; and Six Flags Great America, our park located near Chicago, Illinois, approximately 320 miles from the park.

Six Flags Waterworld Parks

The Waterworld Parks consist of two water parks (Six Flags Waterworld USA/Concord and Waterworld USA/Sacramento).

Six Flags Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park’s primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population of approximately 7.6 million people within 50 miles of the park and 11.3 million people within 100 miles. The San Francisco Bay market is the number 6 DMA in the United States.

Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility’s primary market includes Sacramento and the immediate surrounding area. Sacramento’s only significant competitor is Sunsplash located in northeast Sacramento, approximately 20 miles from the Sacramento facility. Subsequent to December 31, 2005, we exercised our rights under the Sacramento lease to terminate the lease prior to the 2007 season. At the end of the lease term, the State Fair will owe us a net amount of approximately $200,000, and we are entitled to remove our personal property, including slides and other rides.

The Concord park is leased under a ground lease expiring in 2025, with five five-year renewal options. The Concord site includes approximately 21 acres. Concord’s only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from the Concord park.

Enchanted Village and Wild Waves

Enchanted Village and Wild Waves is a water and rides park located near Seattle, Washington. The facility is located on approximately 66 acres. The Seattle-Tacoma market provides the park with a permanent resident population of approximately 3.5 million people within 50 miles and approximately 4.6 million people within 100 miles. The Seattle-Tacoma market is the number 13 DMA in the United States. The park does not have any significant direct competitors.

Frontier City

Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park’s market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population of approximately 1.3 million people within 50 miles of the park and 2.6 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 45 and number 60 DMAs in the United States, respectively. We have announced that we intend to sell the park as a going concern following the 2006 season.

We own a site of approximately 113 acres, with approximately 40 acres currently used for park operations. Frontier City’s only significant competitor is Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

La Ronde

La Ronde, a theme park located in the City of Montreal, is located on the 146 acre site of the 1967 Montreal Worlds Fair. Montreal has a metropolitan population of approximately 3.7 million and is a major tourist destination. This market provides the park with a permanent resident population of approximately 4.3 million people within 50 miles of the park and 5.8 million people within 100 miles. The park’s only competitors are our park at Lake George, The Great Escape, and Paramount Canada’s Wonderland, approximately 170 miles and 370 miles, respectively, from La Ronde.

The Great Escape and Six Flags Great Escape Lodge & Indoor Waterpark

The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park’s primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population of approximately 1.1 million people within 50 miles of the park and  3.2 million people within 100 miles. According to information released by local governmental agencies, approximately 10.7 million tourists visited the Lake George area in 2004. The Albany market is the number 55 DMA in the United States.

In February 2006, the Six Flags Great Escape Lodge & Indoor Waterpark, which is located across from The Great Escape & Splashwater Kingdom, opened. In addition to a 200 suite hotel, the facility features a 38,000-square foot indoor waterpark. The facility is owned by a joint venture in which we hold a 41% interest. We also manage the facility for a management fee equal to 5% of the hotel’s gross receipts. We have guaranteed the payment of a $31.0 million construction loan incurred by the joint venture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity, Capital Commitments and Resources—Off-balance sheet arrangements and aggregate contractual obligations.”

The Great Escape is located on a site of approximately 351 acres, with approximately 132 acres currently used for park operations. Approximately 17 undeveloped acres are suitable for park expansion. The Great Escape’s only significant direct competitor is Six Flags New England, our park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

White Water Bay

White Water Bay is a tropical themed water park situated on approximately 21 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park’s primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 45 DMA in the United States. This market provides the park with a permanent resident population of approximately 1.3 million people within 50 miles of the park and 2.6 million people within 100 miles. We have announced that we intend to sell the park as a going concern following the 2006 season.

Wyandot Lake

Wyandot Lake is mainly a water park, but also offers traditional amusement park attractions with 15 “dry” rides, games, shows and a large catering facility. It is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park’s primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population of approximately 2.2 million people within 50 miles of the park and approximately 6.8 million people within 100 miles. The Columbus market is the number 32 DMA in the United States.

We lease from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The lease will expire at the end of the 2006 season. Under the lease we are permitted to remove our personal property, including rides and slides. Subsequent to December 31, 2005, we agreed in principle to sell the park to the Zoo at the end of the 2006 season for approximately $2.0 million. There is no assurance that this sale will be consummated. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

Wyandot Lake’s direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is considered a complementary attraction, with many patrons visiting both facilities.

Partnership Park Arrangements

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $56.8 million in 2006 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2006 approximately $18.5 million based on our present ownership of

25.3% of the Georgia limited partnership units and 37.6% of the Texas limited partnership units), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at prices described below.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of Texas.

The purchase price for the annual offer to purchase limited partnership units in the Georgia and Texas parks is based on the greater of (i) $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) (the “Specified Prices”) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of Georgia) and 8.5 (in the case of Texas). In 2027 and 2028, we have the option to purchase all remaining units in the Georgia partnerships and Texas partnership respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. Because we have not been required to purchase a material amount of units since 1998, our maximum purchase obligation for both parks in 2006 is $246.6 million.

In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the “Subordinated Indemnity Agreement”) with certain Six Flags entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of the Six Flags obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Partnership Park Obligations” and Note 12 to Notes to Consolidated Financial Statements.

Marketing and Promotion

We attract visitors through multi-media marketing and promotional programs for each of our parks. The national programs are designed to market and enhance the Six Flags brand name and, in 2006, will emphasize the 45th anniversary of Six Flags. Local programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. Marketing programs are supervised by our Executive Vice President, Entertainment and Marketing, with the assistance of our senior management and a national advertising agency.

We also develop alliance, sponsorship and co-marketing relationships with well-known national and regional consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.

Group sales and pre-sold tickets represented approximately 31% of aggregate attendance in 2005 at the parks which we owned or operated during that season. Each park has a group sales and pre-sold ticket manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate “word-of-mouth” advertising for the parks. During 2005, season pass attendance constituted approximately 28% of the total attendance at parks we owned or operated during that season.

A significant portion of our attendance has historically been attributable to the sale of discount admission tickets. We offer discounts on season and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, because such expenses are relatively fixed during the operating season.

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

Licenses

We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, the Cartoon Network and Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at theme parks throughout Europe and in Mexico and Latin and South America. In addition to basic license fees ($4.0 million in 2005), we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. The royalty fee is generally equal to 12% of the cost to the Company of the merchandise. Warner Bros. has the right to terminate the license agreements under certain circumstances including if any persons involved in the movie or television industries obtain control of us and upon a default under the Subordinated Indemnity Agreement.

Park Operations

We currently operate in geographically diverse markets in North America. Each of our parks is operated to the extent practicable as a separate operating division in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of our four regional Vice Presidents. The general manager is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

Each of our parks is managed by a full-time, on-site management team under the direction of the general manager. Each management team includes senior personnel responsible for operations and maintenance, in-park food, beverage and merchandising, marketing and promotion, human resources and finance. Park management compensation structures are designed to provide incentives (including stock options and cash bonuses) for individual park managers to execute our strategy and to maximize revenues and operating cash flow.

Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open during weekends prior to and following their daily seasons, often in conjunction with themed events (such as Hallowscream, Family Fright Fest, Oktoberfest and Holiday in the Park©). Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

See Note 13 to Notes to Consolidated Financial Statements for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements

We regularly make capital investments for new rides and attractions at our parks. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, we generally enhance the theming and landscaping of our parks in order to provide a more complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides, are expensed as incurred and therefore are not included in capital expenditures.

Maintenance and Inspection

Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 945 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

In addition to our maintenance and inspection procedures, third party consultants are retained by us or our insurance carriers to perform an annual inspection of each park and all attractions and related maintenance procedures. The results of these inspections are reported in written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. In certain states, state inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at our parks in order to train life guards and audit safety procedures.

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

Competition

Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See Item 1A. Risk Factors. Within each park’s regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.

Seasonality

Our operations are highly seasonal, with approximately 85% of park attendance occurring in the second and third calendar quarters of each year and the most active period falling between Memorial Day and Labor Day. More than 85% of our revenues are earned in the second and third quarters of each year.

Environmental and Other Regulation

Our operations are subject to federal, state and local environmental laws and regulations including laws and regulations governing water and sewer discharges, air emissions, soil and groundwater contamination, the maintenance of underground and above-ground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at each park. Finally, certain of our facilities are subject to laws and regulations relating to the care of animals. We believe that we are in substantial compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.

Portions of the undeveloped areas at certain of our parks are classified as wetlands. Accordingly, we may need to obtain governmental permits and other approvals prior to conducting development activities that affect these areas, and future development may be prohibited in some or all of these areas. Additionally, the presence of wetlands in portions of our undeveloped land could adversely affect our ability to dispose of such land and/or the price we receive in any such disposition.

Employees

At March 1, 2006, we employed approximately 2,500  full-time employees, and we employed approximately 31,500 seasonal employees during the 2005 operating season. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 14.1% of our full-time and approximately 11.4% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2007 (Six Flags Over Georgia), December 2008 (Six Flags Great Adventure and Six Flags Magic Mountain), January 2009 (Six Flags Over Texas and Six Flags St. Louis) and December 31, 2006 through December 31, 2007 (La Ronde). Other than a strike at La Ronde involving five employees which was settled in January 2004, and recognitional picketing at Six Flags New England in February 2005 by 11 employees in anticipation of an election held in 2005 involving up to approximately 45 employees, we have not experienced any strikes or work stoppages by our employees. In that election, the employees voted not to unionize. We consider our employee relations to be good.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (www.sixflags.com/investors.asp) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. Copies are also available, without charge, from Six Flags, Inc. 122 E 42nd Street, New York, NY 10168, Attn:  Secretary.

Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, descriptions of each of these committees, our Corporate Governance Principles, and our Company Code of Business Conduct. Copies of these materials also are available, without charge from us, at the above address.

On July 26, 2005, our then Chairman of the Board and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards. The certifications of our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report.

Executive Officers of the Registrant

Name	Age as of March 1, 2006	Position
Mark Shapiro	(36)

President, Chief Executive Officer and a director since December 2005; from September 2002 through October 2005, he served as the Executive Vice President, Programming and Production of ESPN, Inc. (“ESPN”); he served as Senior Vice President and General Manager, Programming at ESPN from July 2001 to September 2002; prior to July 2001, he had been Vice President and General Manager of ESPN Classic and ESPN Original Entertainment.

James F. Dannhauser	(52)

Chief Financial Officer since October 1, 1995; Director from October 1992 through December 2005; prior to June 1996, Managing Director of Lepercq, de Neuflize & Co. Incorporated for more than five years. Mr. Dannhauser will resign as our Chief Financial Officer on April 1, 2006.

Mike Antinoro	(41)

Executive Vice President, Entertainment and Marketing since December 2005; prior to that, he served as Executive Producer of ESPN Original Entertainment from January 2003 to November 2005; prior to that position he served as Senior Coordinating Producer of ESPN Original Entertainment from February 2001 to December 2002; prior to that, he was Senior Vice President of HoopsTV.com.

Lou Koskovolis	(42)

Executive Vice President, Corporate Alliances since January 2006; prior to that he served as Executive Vice President of Multi-Media Sales at ESPN ABC Sports Customer Marketing and Sales, Inc. from January 2005 to January 2006; prior to that position, he served in various capacities at that entity since January 2001.

Andrew M. Schleimer	(28)

Executive Vice President, In-Park Services since January 2006. Prior to that, he served in various capacities at UBS Securities LLC (“UBS”) from June 2000 through January 2006, most recently as a Director in the mergers and acquisitions group.

Jeffrey R. Speed	(43)

Executive Vice President since February 2006; prior to that, he had served as Senior Vice President and Chief Financial Officer of Euro Disney S.A.S. since 2003; from 1999 to 2003, he served as Vice President Corporate Finance and Assistant Treasurer for The Walt Disney Company. Mr. Speed will become Chief Financial Officer of Six Flags on April 1, 2006.

Mark Quenzel	(49)

Executive Vice President, Park Strategy and Management since December 2005; prior to that, he served as Senior Vice President, Programming and Production at ESPN from 1999 to 2005; prior to that he served in various capacities at ESPN since 1991.

Anglina M. Vieira Barocas	(36)

Senior Vice President, Entertainment and Marketing since February 2006; prior to that she was General Manager (North America) and then President of Bugaboo, a company that markets Bugaboo Frog baby strollers, since 2004; prior to that time, she served in account service at Wieden and Kennedy, an advertising agency for more than ten years.

Randy Gerstenblatt	(46)

Senior Vice President, Corporate Alliances since January 2006, prior to that he served as a Senior Vice President at ESPN ABC Sports Customer Marketing and Sales since January 2002; prior to that position, he served as a Vice President of that entity since 1998.

Walter S. Hawrylak	(58)

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

Chuck Hendrix	(52)	Senior Vice President, Park Strategy and Management since December 2005; prior to that, he served as Vice President and General Manager of Six Flags AstroWorld for more than five years.
Wendy Goldberg	(42)

Senior Vice President , Communications since January 2006; prior to that she served as an independent communications consultant for four years; from 1997 to 2002, she served as Vice President for Communications at AOL/Time Warner and America Online, Inc.

Brian Jenkins	(44)

Senior Vice President of Finance since April 2000; Vice President of Finance from April 1998 to April 2000; Regional Vice President of Finance for the former Six Flags from 1996 to 1998; served in various financial positions with FoxMeyer Health Corporation from 1990 to 1996 most recently as Vice President of Business Development and Corporate Planning.

John Odum	(48)

Senior Vice President, Regional Planning & Development since February 2006; Executive Vice President/Central Region from November 2003 to February 2006; Vice President and General Manager of Six Flags Over Georgia from October 2000 to November 2003; General Manager of Six Flags Fiesta Texas from September 1998 to October 2000; General Manager at Six Flags St. Louis from May 1996 to September 1998; Worked at various Six Flags parks for more than 30 years.

James M. Coughlin	(54)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.

Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in May 2006.

We have entered into employment agreements with Mr. Shapiro and each of our Executive Vice Presidents listed above.

Item 1A.   RISK FACTORS

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

FACTORS IMPACTING ATTENDANCE—LOCAL CONDITIONS, EVENTS, NATURAL DISASTERS, DISTURBANCES AND TERRORIST ACTIVITIES—CAN ADVERSELY IMPACT PARK ATTENDANCE.

Lower attendance at our parks may be caused by various local conditions, events, weather or natural disasters. Furthermore, we believe that general economic conditions may also adversely impact attendance figures at our parks, in that a challenging economic environment can disproportionately affect our target audience of low to middle income consumers who generally have relatively limited amounts of discretionary income.

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

We have had a history of net losses and expect to continue to report net losses for the next several years. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, the interest costs on our debt and our depreciation expense. We expect that these expenses will remain significant. We reported net losses of $58.1 million, $105.7 million, $61.7 million, $464.8 million (which included a $291.0 million loss from discontinued operations) and $110.9 million (which included a $22.0 million loss from discontinued operations) for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. Continued losses could reduce our cash available from operations to service our indebtedness, as well as limit our ability to implement our strategy for achieving growth and otherwise finance our operations in the future.

IMPLEMENTATION OF A NEW OPERATIONAL PLAN—A CHANGE IN OUR STRATEGY MAY ADVERSELY IMPACT OUR OPERATIONS.

Our new management team is implementing a new operational plan. It may take management a significant amount of time to fully implement its new plan. If our new operational plan is not successful or if we are unable to execute it, there could be a material adverse effect on our business, financial condition and results of operations. Additionally, our operating results and financial condition could be adversely affected in the near term as we incur additional expenses to implement the plan, even if the plan is ultimately fully implemented and is successful.

NEW EXECUTIVE OFFICERS/BOARD OF DIRECTORS—OUR NEW MANAGEMENT DOES NOT HAVE PROVEN SUCCESS WITH THE COMPANY.

A substantial number of our senior management team, including our Chief Executive Officer, and all but one of our directors have been in place only from and after December 2005. They do not have previous experience with us or the theme park industry, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management or the directors, the failure of the new members of management or the directors to perform effectively or the loss of any of the new members of management or directors could have a material adverse effect on our business, financial condition and results of operations.

RISK OF ACCIDENTS—THERE IS THE RISK OF ACCIDENTS OCCURRING AT OUR PARKS OR COMPETING PARKS WHICH MAY REDUCE ATTENDANCE AND NEGATIVELY IMPACT OUR OPERATIONS.

Almost all of our parks feature “thrill rides.” While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury at any of our parks or at parks operated by our competitors may reduce attendance at our parks, causing a decrease in revenues. For example, on May 2, 2004, a fatality occurred on a roller coaster at Six Flags New England, which we believe contributed to a decline in attendance and, as a result, adversely impacted performance at that park during the 2004 operating season.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents occurring at our domestic parks after November 15, 2003, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. For most prior incidents, our policies did not provide for a self-insured retention. The self-insured retention relating to our international parks is nominal with respect to all applicable periods. Our current insurance policies expire on December 31, 2006. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

ADVERSE WEATHER CONDITIONS—BAD WEATHER CAN ADVERSELY IMPACT ATTENDANCE AT OUR PARKS.

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

SEASONALITY—OUR OPERATIONS ARE SEASONAL.

Our operations are seasonal. Approximately 85% of our annual park attendance occurs during the second and third quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be offset. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

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

CUSTOMER PRIVACY—IF WE ARE UNABLE TO PROTECT OUR CUSTOMERS’ CREDIT CARD DATA, WE COULD BE EXPOSED TO DATA LOSS, LITIGATION AND LIABILITY, AND OUR REPUTATION COULD BE SIGNIFICANTLY HARMED.

In connection with credit card sales, we transmit confidential credit card information securely over public networks and store it in our data warehouse. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

ANTI-TAKEOVER PROVISIONS—ANTI-TAKEOVER PROVISIONS LIMIT THE ABILITY OF STOCKHOLDERS TO EFFECT A CHANGE IN CONTROL OF US.

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

We have a high level of debt. Our total indebtedness, as of December 31, 2005, was approximately $2,242.4 million. Based on interest rates at December 31, 2005 for floating rate debt, annual cash interest payments for 2006 on non-revolving credit debt outstanding at December 31, 2005 and anticipated levels of working capital borrowing for the year will aggregate approximately $180.9 million. None of our public debt matures prior to February 2010 and none of the facilities under our credit agreement matures before June 30, 2008. In addition, the annual dividend requirements on our outstanding preferred stock total approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock. We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources.”

At December 31, 2005, we had approximately $81.5 million of cash and cash equivalents. As of that date, we had $259.3 million available for borrowings under our credit agreement.

In addition to making interest payments on debt and dividend payments on our preferred stock, we must satisfy the following obligations with respect to Six Flags Over Georgia and Six Flags Over Texas, which we refer to as the Partnership Parks:

•       We must make annual distributions to our partners in these Partnership Parks, which will amount to approximately $56.8 million in 2006 (of which we will receive approximately $18.5 million in 2006 as a result of our ownership interest in the parks) with similar amounts (adjusted for changes in cost of living) payable in future years.

•       We must spend a minimum of approximately 6% of each park’s annual revenues over specified periods for capital expenditures.

•       Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which in 2003 resulted in an aggregate payment by us of approximately $5.7 million. There were no purchases of units in 2004 and 2005. The maximum number of units that we could be required to purchase in 2006 would result in an aggregate payment by us of approximately $246.6 million. The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

We expect to use cash flow from the operations at these parks to satisfy our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $45.9 million of aggregate net cash provided by operating activities during 2005 (net of advances from the general partner). The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

We have guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have provided an $8.0 million letter of credit.

Although we are contractually committed to make approximately $13.0 million of capital expenditures at one park over the next two years, the vast majority of our capital expenditures in 2006 and beyond will be made on a discretionary basis. We plan on spending approximately $140 million on capital expenditures for the 2006 season, adding a wide array of attractions at many of our parks.

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

We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. Because a large portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by attendance levels and in-park spending.

We expect to refinance all or some of our debt or secure new financing. We cannot be sure that we will be able to obtain the refinancing or new financing on reasonable terms or at all. We have agreed in our credit agreement and the indentures covering our outstanding notes to limit the amount of additional debt we will incur.

Due to the seasonal nature of our business, we are largely dependent upon the $300.0 million working capital revolving credit facility under our credit agreement to fund off-season expenses. Our ability to borrow under the working capital revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change. If we were to become unable to borrow under the facility, we would likely be unable to pay our off-season obligations in full and may be unable to meet our repurchase obligations (if any) in respect of repurchases of partnership units in the Partnership Parks.

RESTRICTIVE COVENANTS—OUR FINANCIAL AND OPERATING ACTIVITIES ARE LIMITED BY RESTRICTIONS CONTAINED IN THE TERMS OF OUR FINANCINGS.

The terms of the instruments governing our indebtedness impose significant operating and financial restrictions on us. These restrictions may significantly limit or prohibit us from engaging in certain types of transactions, including the following:

•       incurring additional indebtedness;

•       creating liens on our assets;

•       paying dividends;

•       selling assets;

•       engaging in mergers or acquisitions; and

•       making investments.

Further, under our credit agreement, our principal direct wholly owned subsidiary, Six Flags Operations, and its subsidiaries are required to comply with specified consolidated financial ratios and tests, including:

•       interest expense;

•       fixed charges;

•       debt service; and

•       total debt.

Although we are currently in compliance with all of these financial covenants and restrictions, events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting these financial tests and ratios. The need to comply with these financial covenants and restrictions could limit our ability to expand our business or prevent us from borrowing more money when necessary.

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

LABOR COSTS—INCREASED COSTS OF LABOR, PENSION, POST-RETIREMENT AND MEDICAL AND OTHER EMPLOYEE HEALTH AND WELFARE BENEFITS MAY REDUCE OUR RESULTS OF OPERATIONS.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs, due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations may be adversely affected.

With more than 2,000 full-time employees, our results of operations are also substantially affected by costs of pension and medical benefits. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs (including our decision in February 2006 to “freeze” our pension plan), there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses. In addition, our decision to freeze our pension plan could adversely affect our relationship with our employees and/or result in increased attempts by unions to organize our employees.

HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF MOST OF OUR SUBSIDIARIES IS LIMITED

We are a holding company whose primary assets consist of shares of stock or other equity interests in our subsidiaries, and we conduct substantially all of our current operations through our subsidiaries. Almost all of our income is derived from our subsidiaries. Accordingly, we will be dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on our indebtedness. We had $81.5 million of cash and cash equivalents on a consolidated basis at December 31, 2005, of which $31.8 million was held at the holding company level.

Other than our holdings in the Partnership Parks, all of our current operations are conducted by subsidiaries of Six Flags Operations, our principal direct wholly-owned subsidiary. We may, in the future, transfer other assets to Six Flags Operations or other entities owned by us. Our credit agreement limits the ability of Six Flags Operations to pay dividends or make other distributions to us. Six Flags Operations may not make cash distributions to us unless it is in compliance with the financial and other covenants set forth in the credit agreement and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations is permitted to make dividends to us from cash generated by operations of up to $75.0 million (of which $8.9 million has been dividended as of December 31, 2005 and $66.1 million remains available) in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes. Similarly, if it is in compliance, Six Flags Operations may make additional cash contributions to us generally limited to an amount equal to the sum of:

•        cash interest payments on the public notes issued by Six Flags, Inc.;

•        payments we are required to make under our agreements with our partners in the Partnership Parks; and

•        cash dividends on our preferred stock.

SHARES ELIGIBLE FOR FUTURE SALE—THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO POSSIBLE SALES OF SHARES

As of March 1, 2006, there were approximately 93.5 million shares of our common stock outstanding (excluding 700,000 shares of restricted stock we agreed to issue in 2006 to certain executives), all of which are transferable without restriction or further registration under the Securities Act of 1933, except for any shares held by our affiliates. At that date, we also had outstanding options held by management and directors to purchase approximately 5.1 million shares and under our current option plans we may issue options to purchase an additional 1.2 million shares.

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

RATINGS OF THE COMPANY—CHANGES IN OUR CREDIT RATINGS MAY ADVERSELY AFFECT THE PRICE OF OUR SECURITIES, INCLUDING OUR COMMON STOCK AND SENIOR NOTES.

Credit rating agencies continually review their ratings for the companies that they follow, including us. During 2005, Standard & Poor’s Ratings Service (“S&P”) lowered its ratings on us, including our corporate credit rating which was lowered to “B-” from “B” and Moody’s Investor Service (“Moody’s”) downgraded our (i) senior unsecured debt to “Caa1” from “B3,” (ii) preferred stock to “Caa2” from “Caa1” and (iii) credit agreement debt to “B1” from “Ba3.”  Furthermore, although S&P upgraded our ratings outlook from negative to stable, Moody’s kept our ratings outlook on negative. A further negative change in our ratings or the perception that such a change could occur may adversely affect the market price of our securities, including our common stock and public debt.

Item 1B.       UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2.                PROPERTIES

Set forth below is a brief description of our material real estate at March 1, 2006. See also “Business—Description of Parks.”

Six Flags America, Largo, Maryland—523 acres (fee ownership)
Six Flags AstroWorld, Houston, Texas—104 acres (fee ownership)(1)
Six Flags Darien Lake, Darien Center, New York—978 acres (fee ownership)
Six Flags Elitch Gardens, Denver, Colorado—67 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas—216 acres (fee ownership)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey—2,279 acres (fee ownership)
Six Flags Great America, Gurnee, Illinois—324 acres (fee ownership)
Six Flags Hurricane Harbor, Arlington, Texas—47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California—12 acres (fee ownership)
Six Flags Kentucky Kingdom, Louisville, Kentucky—59 acres (fee ownership and leasehold interest) (2)
Six Flags Magic Mountain, Valencia, California—250 acres (fee ownership)
Six Flags Marine World, Vallejo, California—135 acres (long-term leasehold interest at nominal rent)
Six Flags Mexico, Mexico City, Mexico—107 acres (occupied pursuant to concession agreement) (3)
Six Flags New England, Agawam, Massachusetts—263 acres (substantially all fee ownership)
Six Flags New Orleans, New Orleans, Louisiana—227 acres (fee ownership and leasehold interest) (4)
Six Flags Over Georgia, Atlanta, Georgia—283 acres (leasehold interest) (5)
Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(5)
Six Flags Splashtown, Spring, Texas—55 acres (fee ownership)
Six Flags St. Louis, Eureka, Missouri—503 acres (fee ownership)
Six Flags Waterworld USA/Concord, Concord, California—21 acres (leasehold interest) (6)
Six Flags Waterworld USA/Sacramento, Sacramento, California—9 acres (leasehold interest)(7)
Six Flags White Water Atlanta, Marietta, Georgia—69 acres (fee ownership)(8)
Enchanted Village and Wild Waves, Seattle, Washington—66 acres (leasehold interest)(9)
Frontier City, Oklahoma City, Oklahoma—113 acres (fee ownership)
La Ronde, Montreal, Canada—146 acres (leasehold interest)(10)
The Great Escape, Lake George, New York—351 acres (fee ownership)
White Water Bay, Oklahoma City, Oklahoma—21 acres (fee ownership)
Wyandot Lake, Columbus, Ohio—18 acres (leasehold interest)(11)

(1)          Park closed in October 2005.

(2)          Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us.

(3)          The concession agreement is with the Federal District of Mexico City. The agreement expires in 2017.

(4)          The site on which the park is located is leased from the Industrial Development Board of the City of New Orleans. The lease expires in 2077. Amount shown includes a separate parcel of 86 acres which we own.

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

(7)          The site is leased from the California Exposition and State Fair. The lease expires in 2007 pursuant to our termination notice.

(8)          Owned by the Georgia Partnership.

(9)          The site is leased from the prior owner. The base term of the lease expires in 2030 and we have renewal options covering an additional 46 years.

(10)   The site is leased from the City of Montreal. The lease expires in 2065.

(11)   The site is subleased from the Columbus Zoo. The lease expires in 2006. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

We have granted to our lenders under our credit agreement a mortgage on substantially all of our United States properties.

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

On March 3, 2006, a jury verdict was rendered in the Ohio state court case styled Terri Wang, et al vs. Six Flags, Inc. et al. The jury awarded the plaintiffs approximately $1.1 million in compensatory damages and $2.5 million in punitive damages. Judgment has not been entered on the jury award. The case arose out of a head injury suffered by Ms. Wang when she was allegedly hit by a rock while riding a roller coaster at a park we then owned.  The compensatory damage is covered by insurance. Case law is unsettled with respect to coverage of the punitive damage award. We intend to vigorously contest both damage awards as excessive, as unsupported by the evidence and inappropriate as a matter of law. Although the punitive damages award may not be directly covered by insurance, in the event the verdict stands, we believe that the law requires our insurance company to cover the entire verdict because of its wrongful refusal to settle within policy limits. We have commenced an action in Texas against our insurance company asserting this and other claims associated with the coverage issues.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, Red Zone LLC conducted a consent solicitation of our stockholders to approve the following proposals:

(1)   remove without cause Kieran Burke, James Dannhauser and Stanley Shuman from the Board of Directors (the “Board”) and any other person or persons (other than the persons elected pursuant to the proposed action by written consent) elected or appointed to the Board prior to the effective date of Red Zone’s proposals to fill any newly created directorship or vacancy on the Board;

(2)   elect Mark Shapiro, Daniel M. Snyder and Dwight Schar (the “Nominees”) to fill the vacancies resulting from Proposal 1 to serve as members of the Board;

(3)   amend Section  4.1 of our Bylaws to fix the number of directors permitted to serve on the Six Flags Board at seven;

(4)   amend Section 26.1 of our Bylaws to require the unanimous vote of all directors in order for the Board to amend Section 4.1 of the Bylaws, which fixes the number of directors constituting the Board;

(5)   amend Section 4.4 of our Bylaws to provide that vacancies on the Six Flags Board created as a result of the removal of directors by Six Flags’ stockholders may be filled only by a majority vote of Six Flags’ stockholders; and

(6)   repeal each provision of our Bylaws or amendments of our Bylaws that are adopted after September 13, 2004 (the last date of reported changes) and before the effectiveness of the foregoing Proposals and the seating of the Nominees on the Board.

On November 22, 2005, Red Zone LLC delivered to our registered agent in Delaware written consents from the holders of in excess of 57% of our outstanding common stock as of October 24, 2005, the record date for the consent solicitation. The adoption of each of the above proposals was certified by IVS Associates, Inc., the independent inspectors of election, on November 29, 2005. Following the consent solicitation, the Board consisted of the following directors: Paul A. Biddelman, Michael E. Gellert, Francois Letaconnoux, Robert J. McGuire, Dwight Schar, Mark Shapiro and Daniel M. Snyder.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “PKS.” Set forth below are the high and low sales prices for the Common Stock as reported by the NYSE since January 1, 2004.

Year	Quarter	High	Low
2006	First (through March 1, 2006)	11.93	7.70
2005	Fourth	7.80	6.70
	Third	7.49	4.48
	Second	4.74	3.72
	First	5.75	3.96
2004	Fourth	5.74	4.45
	Third	7.25	3.36
	Second	8.30	6.65
	First	8.80	6.89

As of March 1, 2006, there were 950 holders of record of our Common Stock. We paid no cash dividends on our Common Stock during the three years ended December 31, 2005. We do not anticipate paying any cash dividends on our Common Stock during the foreseeable future. The indentures relating to our public debt limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information regarding our equity compensation plans at December 31, 2005:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,323,000	$16.48	4,665,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,323,000	$16.48	4,665,000

See Note 1(o) to Notes to Consolidated Financial Statements.

(1)          Plans permit, in addition to grant of stock options and stock appreciation rights, the issuance of shares of Common Stock.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data below as of and for each of the years in the five-year period ended December 31, 2005 are derived from our audited financial statements. Our audited financial statements for the three-year period ended December 31, 2005 are included elsewhere in this report.

Our audited financial statements for the three-year period ended December 31, 2005 included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the assets, liabilities and results of Six Flags Worlds of Adventure (a park located outside Cleveland, Ohio), our European parks and Six Flags AstroWorld as discontinued operations. Six Flags AstroWorld was closed in October 2005 and the other parks were sold in April 2004.

We adopted Financial Interpretation Number (“FIN”) 46 in the fourth quarter of 2003. Under FIN 46, the results of Six Flags Over Georgia, Six Flags White Water Atlanta, Six Flags Over Texas and Six Flags Marine World were consolidated in our financial statements for the years ended December 31, 2003, 2004 and 2005 and will be consolidated in our financial statements for future periods. In addition, our financial statements for the years ended December 31, 2001 and 2002, have been reclassified to reflect the adoption of FIN 46 in order to enable meaningful year-to-year comparisons. Historical results for the year ended December 31, 2001 include the operations of La Ronde from the date of its acquisition in May 2001. Historical results for the year ended December 31, 2002 include the operations of Jazzland (now Six Flags New Orleans) from the date of its acquisition on August 23, 2002.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Theme park admissions	$587,959	$534,056	$548,584	$556,947	$569,671
Theme park food, merchandise and other	501,723	464,534	458,692	455,898	458,785
Total revenue	1,089,682	998,590	1,007,276	1,012,845	1,028,456
Operating costs and expenses:
Operating expenses	454,683	421,649	401,592	384,394	375,847
Selling, general and administrative	208,521	196,792	198,989	182,098	179,921
Noncash compensation (primarily selling, general and administrative)	2,794	643	101	9,256	8,616
Costs of products sold	94,964	83,555	80,307	82,131	83,014
Depreciation and amortization	145,373	143,160	137,272	129,608	181,680
Total operating costs and expenses	906,335	845,799	818,261	787,487	829,078
Income from operations	183,347	152,791	189,015	225,358	199,378
Other expense:
Interest expense, net	(183,489)	(191,581)	(213,300)	(228,109)	(223,834)
Minority interest in earnings	(39,794)	(37,686)	(35,997)	(36,760)	(39,056)
Early repurchase of debt	(19,303)	(37,731)	(27,592)	(29,895)	(13,756)
Other expense	(25,952)	(27,555)	(1.050)	(6,004)	(4,531)
Total other income (expense)	(268,538)	(294,553)	(277,939)	(300,768)	(281,177)
Loss from continuing operations before income taxes	(85,191)	(141,762)	(88,924)	(75,410)	(81,799)
Income tax expense (benefit)	3,705	32,003	(27,919)	(23,812)	(7,875)
Loss from continuing operations	(88,896)	(173,765)	(61,005)	(51,598)	(73,924)
Cumulative effect of a change in accounting principle	—	—	—	(61,054)	—
Discontinued operations, net of tax benefit of $57,406 in 2004 and $5,217 in 2003, tax expense of $8,386 in 2002 and tax benefit of $4,547 in 2001	(22,042)	(291,044)	(708)	6,954	15,822
Net loss	$(110,938)	$(464,809)	$(61,713)	$(105,698)	$(58,102)
Net loss applicable to common stock	$(132,908)	$(486,777)	$(83,683)	$(127,668)	$(84,617)
Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations	$(1.19)	$(2.10)	$(0.90)	$(0.80)	$(1.13)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.66)	0.00
Discontinued operations	(0.24)	(3.13)	0.00	0.08	0.18
Net loss	$(1.43)	$(5.23)	$(0.90)	$(1.38)	$(0.95)
Weighted average number of common shares outstanding—basic and diluted	93,110	93,036	92,617	92,511	89,221

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$81,534	$68,807	$98,189	$31,307	$45,582
Total assets	$3,493,119	$3,642,227	$4,682,771	$4,371,293	$4,370,872
Total long-term debt (excluding current maturities)(2)	$2,128,756	$2,125,121	$2,354,194	$2,305,221	$2,229,810
Total debt(2)	$2,242,357	$2,149,515	$2,373,205	$2,339,716	$2,268,240
Mandatorily redeemable preferred stock (represented by the PIERS)	$283,371	$282,245	$281,119	$279,993	$278,867
Stockholders’ equity	$694,208	$826,065	$1,362,050	$1,359,692	$1,446,622

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Our consolidated financial statements and this discussion and analysis reflect the effects of our reclassification of the assets, liabilities and results of our park located outside Cleveland, Ohio and our European parks which were sold in April 2004 as discontinued operations.

In October  2005, we closed Six Flags AstroWorld, and we are seeking to sell the underlying 104-acre site on which the park is located. We intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes. We can not give any assurances as to the timing of any such sale or the amount of the proceeds therefrom. We are relocating select rides, attractions and other equipment presently at AstroWorld to our remaining parks for the 2006 and 2007 seasons and sold certain other equipment. We have recognized an impairment loss related to these assets of $20.4 million for the year ended December 31, 2005. The accompanying consolidated financial statements as of and for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as a discontinued operation.

Six Flags New Orleans sustained extensive damage in Hurricane Katrina in late August 2005, did not reopen during the 2005 season and will not open in 2006. We have determined that our carrying value of the assets destroyed is approximately $32.4 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. We have initiated property insurance claims, including for business interruption, with our insurers. Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we have established an insurance receivable at December 31, 2005, in an amount equal to the carrying value of those assets, $32.4 million. We cannot estimate at this time when the park will be back in operation. We are contractually committed to rebuild the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct. See Note 12 to Notes to Consolidated Financial Statements.

General

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 54.0% of revenues in 2005), the sale of food, merchandise, games and attractions and parking at our parks and sponsorship and other miscellaneous revenues. Excluding AstroWorld, revenues in 2005 increased 9.1% over 2004, driven by a 4.9% increase in attendance, coupled with a 4.0% increase in per capita revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. However, we increased operating expenses in 2005 in order to provide enhanced guest service, and intend to do so again in 2006.

We plan to make approximately $140 million of capital expenditures for the 2006 season adding a wide array of attractions at many of our parks. New management is commencing a series of initiatives for the 2006 season, including a significant expansion in 2006 of a variety of guest service enhancements. See “Business—Recent Developments—Management Change.”

Results of Operations

Summary data for the years ended December 31 were as follows (in thousands, except per capital revenue):

				Percentage Changes
Summary of Operations	2005	2004	2003	2005 v. 2004	2004 v. 2003
Total revenue	$1,089,682	$998,590	$1,007,276	9.1%	(0.9)%
Operating expenses	454,683	421,649	401,592	7.8	5.0
Selling, general and administrative	208,521	196,792	198,989	6.0	(1.1)
Non-cash compensation	2,794	643	101	334.5	536.6
Costs of products sold	94,964	83,555	80,307	13.7	4.0
Depreciation and amortization	145,373	143,160	137,272	1.5	4.3
Income from operations	183,347	152,791	189,015	20.0	(19.2)
Interest expense, net	183,489	191,581	213,300	(4.2)	(10.2)
Minority interest in earnings	39,794	37,686	35,997	5.6	4.7
Early repurchase of debt	19,303	37,731	27,592	(48.8)	36.7
Other expense	25,952	27,555	1,050	(5.8)	2,524.3
Loss from continuing operations before income taxes	(85,191)	(141,762)	(88,924)	(39.9)	59.4
Income tax expense (benefit)	3,705	32,003	(27,919)	(88.4)	N/A
Loss from continuing operations	$(88,896)	$(173,765)	$(61,005)	(48.8)	184.8
Other Data:
Attendance	33,665	32,092	33,170	4.9%	(3.2)%
Per capita revenue	$32.37	$31.12	$30.37	4.0	2.5

Year ended December 31, 2005 vs. Year ended December 31, 2004

Revenue.   Revenue in 2005 totaled $1,089.7 million compared to $998.6 million for 2004, representing a 9.1% increase. The increase in the 2005 period results primarily from a 4.9% increase in attendance, together with a 4.0% increase in per capita revenue. We believe the attendance increase was largely the result of our renewed focus on improving the guest experience, as well as the new attractions added for 2005, and generally more favorable weather conditions than in 2004.

Operating Expenses.   Operating expenses for 2005 increased $33.0 million (7.8%) compared to expenses for 2004. The increase primarily reflects planned increases in salary and wage and benefit expense ($18.4 million) and repair and maintenance expenditures ($3.9 million), as well as an increase in utilities expense ($3.9 million).

Selling, general and administrative; noncash compensation.   Selling, general and administrative expenses in 2005 increased by $11.7 million compared to comparable expenses for 2004. The increase includes $9.0 million in severance and other expenses associated with the December 2005 management change and a $3.6 million write-off of costs incurred in projects that new management has determined not to pursue. Excluding these items, selling, general and administrative expenses would have decreased by $0.9 million, which primarily relates to increases in salary and wage expense ($4.9 million), more than offset by lower advertising expense ($6.7 million).

Noncash compensation in 2005 was $2.8 million, an increase of $2.2 million compared to 2004. This increase reflects the expense associated with the acceleration of restricted stock grants and the lapse of restrictions on prior awards ($2.0 million). The balance of the increase reflects the expense associated with the grant in January 2005 of an aggregate of 65,000 shares of restricted stock to our former Chief Executive Officer and our Chief Financial Officer pursuant to their employment agreements.

Costs of products sold.   Costs of products sold in 2005 increased $ 11.4 million compared to costs for 2004, reflecting primarily the increase in in-park revenues as well as a $2.0 million valuation allowance for slow moving inventory. As a percentage of our in-park sales and excluding the 2005 valuation allowance relating to slow moving inventory, cost of sales remained relatively constant for the two years. As a percentage of theme park food, merchandise and other revenue, costs of products sold increased to 18.5% (excluding the slow moving inventory valuation allowance) in 2005 compared to 18.0% in the prior year.

Depreciation and amortization.   Depreciation and amortization expense for 2005 increased $2.2 million compared to 2004. The increase compared to the 2004 level was attributable to our on-going capital program.

Interest expense, net of interest income; early repurchase of debt.   Interest expense, net decreased $8.1 million compared to 2004, reflecting primarily the benefit of the lower interest rate convertible notes issued in November 2004 to refinance other higher interest rate debt. The 2005 expense for early repurchase of debt reflects the redemption in February 2005 of our 2009 Senior Notes. The expense in 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes and debt repayments in the 2004 period, including a $75 million payment on our term loan, from a portion of the proceeds from the sales of our Ohio park and European parks in April 2004. See Note 6 to Notes to Consolidated Financial Statements. We have refinanced our public debt primarily to extend maturities.

Minority interest in earnings.   Minority interest in earnings reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World. The increase in 2005 reflects improved performance at Six Flags Marine World compared to the prior-year period and the annual increase in the distributions to limited partners of Six Flags Over Georgia and Six Flags Over Texas. Cash distributions to our partners and joint venturer were $44.4 million in 2005 and $41.6 million in 2004.

Other expense.   Other expense in 2005 decreased $1.6 million compared to the prior-year period. Other expense primarily reflects in 2005 the retirement of assets replaced as part of our 2005 and 2006 capital program ($15.1 million) and costs incurred in connection with the consent solicitation ($9.4 million). For 2004, other expense primarily reflects the write-off of our investment in a Madrid park we had managed  prior to November 2004 and related intangible assets as well as other associated costs ($15.0 million) and the retirement of assets replaced as part of our 2005 capital program ($13.2 million).

Income tax expense.   Income tax expense was $3.7 million for 2005 compared to a $32.0 million expense for 2004. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period allowance was $153.4 million in 2004 and $43.4 million in 2005. See “Critical Accounting Issues” and Note 1 (m) to Notes to Consolidated Financial Statements.

At December 31, 2005, we estimated that we had approximately $1,686.7 million of net operating losses (“NOLs”) carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of our Federal income tax returns and those of our subsidiaries. In addition, the use of NOLs is subject to limitations on the amount of taxable income that can be offset with the NOLs. During 2004 and 2005, we determined that it was no longer likely that all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Revenue.   Revenue in 2004 totaled $998.6 million compared to $1,007.3 million for 2003. The decrease in 2004 resulted from a 3.2% decrease in attendance offset in part by a 2.5% increase in per capita revenue. We believe that the attendance decline is largely attributable to adverse weather in several of our major markets and the continuing effects of a challenging economic environment for our target audience.

Operating expenses.   Operating expenses for 2004 increased $20.1 million (5.0%) compared to expenses for 2003. The increase primarily reflects planned increases in salary and wage and fringe benefit expense (approximately $15.2 million) and repair and maintenance expenditures (approximately $2.1 million) as part of the implementation of our plan to enhance guest services generally.

Selling, general and administrative; noncash compensation.   Selling, general and administrative expenses for 2004 decreased $2.2 million (1.1%) compared to comparable expenses for 2003. The decrease primarily relates to a reduction in certain insurance expenses (approximately $5.7 million), arising out of lower premiums and improved loss experiences, and a reduction in legal and other services (approximately $1.0 million), offset by a planned increase in advertising expense ($3.5 million).

The $0.5 million increase in 2004 in non-cash compensation reflects the grant in January 2004 of a total of 425,000 shares of restricted stock to our former Chief Executive Officer and our Chief Financial Officer pursuant to their employment agreements.

Costs of products sold.   Costs of products sold in 2004 increased $3.2 million (4.0%) compared to costs for 2003, reflecting our increased costs for food, merchandise and games inventories, as well as higher freight costs. As a percentage of theme park food, merchandise and other revenue, costs of products sold increased to 18.0% in 2004 compared to 17.5% in the prior year.

Depreciation and amortization.   Depreciation and amortization expense for 2004 increased $5.9 million (4.3%) compared to 2003. The increase compared to the 2003 level was attributable to our on-going capital program.

Interest expense, net of interest income; early repurchase of debt.   Interest expense, net decreased $21.7 million (10.2%) compared to 2003, reflecting primarily lower debt levels. The expense in 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes from the proceeds of our 2014 Notes, the repayment of a portion of our term loan, and the repayment of $248.6 million principal amount of debt from a portion of the proceeds of the sale in April 2004 of our Cleveland, Ohio and European parks and the repurchase of $147.0 million principal amount of the 2009 Notes and 2010 Notes prior to year-end from a portion of the proceeds of our Convertible Note offering. The expense in 2003 reflects the retirement of $401.0 million of our senior discount notes in that year, principally from the proceeds of the issuance of our 2013 Senior Notes. See Note 6 to Notes to Consolidated Financial Statements.

Minority interest in earnings.   Minority interest reflects third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World. Cash distributions to our partners and joint venturer were $41.6 million in 2004 and $42.3 million in 2003.

Other expense.   The increase in other expense in 2004 primarily reflects both the $15.0 million write-off of the book value of our investment in the owner of the Madrid park we managed prior to November 2004, and related intangible assets as well as other associated costs (see Note 2 to Notes to Consolidated Financial Statements) and the $13.2 million write-off of the remaining book value of certain assets replaced as part of our 2004 and 2005 capital programs or otherwise determined to no longer be useable in our business.

Income tax (expense) benefit.   Income tax expense was $32.0 million for 2004 compared to a benefit of $27.9 million for 2003. Income tax expense in 2004 was adversely affected by the valuation allowance applied to our U.S. net deferred tax assets during that period and income tax expense attributable to our Canadian and Mexican operations. See “—Critical Accounting Issues” and Note 1(m) to Notes to Consolidated Financial Statements.

Results of Discontinued Operations

In October 2005, we permanently closed Six Flags AstroWorld in Houston. We have engaged Cushman & Wakefield to market the 104-acre site. The sale has been approved by our lenders under our credit agreement (see Note 6(a) to Notes to Consolidated Financial Statements) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes. We are relocating select rides, attractions and other equipment presently at AstroWorld to our remaining parks for the 2006 and 2007 seasons. Since the expected net sales proceeds for the property are expected to be less than our carrying value, a $20.4 million impairment loss related to these assets was recorded for the year ended December 31, 2005.  We can not give any assurances as to the timing of any such sale or the amount of the proceeds therefrom.

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million. In a separate transaction on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that indirectly owned the seven parks we owned in Europe. The purchase price was approximately $200.0 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one half year note from the buyer and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash. During February 2006, the note was repurchased by the buyer for $12.0 million. Net cash proceeds from these transactions were used to pay down debt and to make investments in our remaining parks. See Note 2 to Notes to Consolidated Financial Statements included herein.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks sold in 2004 as discontinued operations and for all periods presented to reflect the operations and select assets of AstroWorld as discontinued operations. The assets of AstroWorld have been classified as “Assets held for sale” on the December 31, 2005 and December 31, 2004 consolidated balance sheets and consist of the following:

	December 31,	December 31,
	2005	2004
	(In thousands)
Property, plant and equipment, net	$51,070	$73,805
Goodwill, net	26,530	26,530
Total assets held for sale	$77,600	$100,335

Following are components of the net results of discontinued operations, including both AstroWorld and the parks sold in 2004, for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Operating revenue	$41,257	$42,389	$229,394
Loss on sale of discontinued operations	—	(310,281)	—
Loss from discontinued operations before income taxes	(1,619)	(38,169)	(5,925)
Impairment on assets held for sale	(20,423)	—	—
Income tax benefit	—	(57,406)	(5,217)
Net results of discontinued operations	$(22,042)	$(291,044)	$(708)

Liquidity, Capital Commitments and Resources

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in the Partnership Parks. We did not pay a dividend on our common stock during 2005, nor do we expect to pay one in 2006. We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the value and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks. See “Business—Risk Factors.”  In that case, we might need to seek additional financing. In addition, we expect to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing. See “Cautionary Note Regarding Forward-Looking Statements” with respect to the forward-looking statements continued in this paragraph.

Our total indebtedness, as of December 31, 2005, was approximately $2,242.4 million. In addition, as of December 31, 2005, an additional $259.3 million was available for borrowing under our credit agreement. Based on interest rates at December 31, 2005 for floating rate debt, annual cash interest payments for 2006 on non-revolving credit debt outstanding at December 31, 2005 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $180.9 million. None of our public debt matures prior to February 2010 and none of the facilities under our credit agreement matures before June 30, 2008. In addition, the annual dividend requirements on our outstanding preferred stock total approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock. We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. We plan on spending approximately $140 million on capital expenditures for the 2006 season. At December 31, 2005, we had approximately $81.5 million of cash and cash equivalents and $259.3 million available under our credit agreement.

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

During the year ended December 31, 2005, net cash provided by operating activities was $121.3 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash used in investing activities in 2005 was $37.1 million, consisting primarily of capital expenditures, offset by maturities of restricted-use investments (representing the net proceeds from our November 2004 offering of the Convertible Notes, which had been held in escrow to fund a portion of the redemption in February 2005 of the 2009 Senior Notes). Net cash used in financing activities in 2005 was $72.3 million, representing primarily the proceeds of the January 2005 issuance of $195.0 million principal amount of additional 2014 Senior Notes and $377.5 million in borrowings under the revolving credit portion of our credit facility and the separate working capital facilities of the Partnership Parks, offset by the payment of $617.5 million for the repayment of debt and the payment of preferred stock dividends as well as debt issuance costs.

Long-term debt and preferred stock

Our debt at December 31, 2005 included $1,489.5 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $645.2 million under the term loan portion of our credit agreement and $107.7 million of other indebtedness, including $100.0 million under the working capital facility under our credit agreement and $6.5 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia. Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity. Our credit agreement includes a $655.0 million term loan ($645.2 million of which was outstanding at December 31, 2005); a $100.0 million multicurrency reducing revolver facility none of which was outstanding at December 31, 2004, excluding outstanding letters of credit) and a $300.0 million working capital revolver ($100.0 million of which was outstanding at that date). The working capital facility must be repaid in full for 30 consecutive days during the five month period from June 1 through November 1 of each year and terminates on June 30, 2008. The multicurrency reducing revolving facility, which permits optional prepayments and reborrowings, requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008 and this facility terminates on June 30, 2008. As a result, availability under this facility as of December 31, 2005 was $87.5 million. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the credit agreement, the maturity of the term loan will be shortened to December 31, 2008 if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 6 and 9 to our Notes to Consolidated Financial Statements included herein for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

As more fully described in “Business—Partnership Park Arrangements” in connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $56.8 million in 2006 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2006 approximately $18.5 million based on our present ownership of 25.3% of the Georgia partnership units and 37.6% of the Texas partnership units), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We plan to make approximately $28.0 million of capital expenditures at these parks for the 2006 season, an amount in excess of the minimum cumulative required expenditure. We were not required to purchase any units in the 2005 offer to purchase. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2006 is an aggregate of approximately $246.6 million, representing approximately 45.0% of the outstanding units of the Georgia park and 36.1% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $45.9 million of aggregate net cash provided by operating activities in 2005 (net of advances from the general partner). At December 31, 2005, we had total loans outstanding of $142.7 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-balance sheet arrangements and aggregate contractual obligations

We have guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. We have not yet received any revenues from the joint venture but had advanced the joint venture approximately $1.9 million at December 31, 2005. We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million

Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have provided an $8.0 million letter of credit. At December 31, 2005, approximately $25.7 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners either must reimburse us for their respective pro rata share (based on their percentage interests in the venture) or their interests in the joint venture will be diluted or, in certain cases, forfeited. We have entered into a management agreement to manage and operate the project upon its completion. We do not believe our guarantee of the loan is material to our liquidity or capital resources. As of December 31, 2005, we were not involved in any other off-balance sheet arrangements.

Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2005 (in thousands):

	Payment Due by Period
Contractual Obligations	2006	2007-2009	2010-2012	2013 and beyond	Total
Long term debt(1)	$10,101	639,223	300,300	1,190,650	2,140,274
PIERS(2)	—	287,500	—	—	287,500
Real estate and operating leases(3)	10,525	28,450	27,366	206,817	273,158
Purchase Obligations(4)	157,216	11,250	11,250	—	179,716
Total	$177,842	966,423	338,916	1,397,467	2,880,648

(1)          Includes capital lease obligations. Payments are shown at principal amount. Payments shown do not include interest payments or principal payments on our working capital revolver. The $300.0 million working capital revolver must be repaid in full for 30 consecutive days during the five month period from June 1 through November 1 of each year. Interest paid on the borrowings under the revolver for 2005 was $5.3 million.

(2)          Amount shown excludes annual dividends of approximately $20.8 million, which we are permitted to pay in either cash or common stock. The amount shown for the 2009 cash redemption obligations assumes no conversion of PIERS prior thereto.

(3)          Assumes for lease payments based on a percentage of revenues, future payments at 2005 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2005.

(4)          Represents obligations at December 31, 2005 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated license fees to Warner Bros. (through 2012) and new rides and attractions. Of the amount shown for 2006, approximately $109.6 million represents capital items. The amounts in respect of new rides and attractions were computed at January 9, 2006 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that can not be quantified at December 31, 2005 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items since such amount was not readily available. None of the park-level obligations is individually material.

Included under “purchase obligations” above are commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks are payable based upon the number of domestic parks utilizing the licensed characters. The license fee for 2005 was $4.0 million. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise.

During the years ended December 31, 2005, 2004 and 2003, we made contributions to our defined benefit pension plan of $9.4 million, $3.1 million and $3.3 million, respectively. In February 2006, we announced we were “freezing” our pension plan, pursuant to which participants will no longer continue to earn future pension benefits. Including the effects of this freeze, we expect to make contributions of approximately $6.5 million in 2006 in respect to our pension plans and $4.2 million in 2006 to our 401(k) plan. The 401(k) plan contribution reflects the effects of planned enhancements to our 401(k) plan.

Our estimated expense for employee health insurance for 2006 is $16.0 million. See Note 10 to Notes to Consolidated Financial Statements.

Although we are contractually committed to make approximately $13 million of capital expenditures at one park over the next two years, the vast majority of our capital expenditures in 2006 and beyond will be made on a discretionary basis. We plan on spending approximately $140 million on capital expenditures for the 2006 season.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies expiring in 2004 and 2005, our current policies, which expire in December 2006, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

Red Zone LLC has requested that we reimburse Red Zone for the expenses it incurred in connection with its consent solicitation. Our Board of Directors has authorized us to reiumburse Red Zone for certain of its expenses, subject to the Audit Committee’s review of the expenses and its determination that the expenses were reasonable and subject further to approval of the reimbursement by our shareholders at our 2006 annual meeting. Red Zone has requested reimbursement for expenses that include financial advisory fees, legal fees, travel and other out of pocket expenses and compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees. The Audit Committee has retained independent counsel to assist it in its review of the expenses. As of the date of this Annual Report, the Audit Committee has not completed its review.

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases in which we determine that the useful life of property and equipment should be shortened, we depreciate the remaining net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense evenly through the remaining expected life.

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

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a current period valuation allowance of $153.4 million for December 31, 2004 and $43.4 million for December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our consolidated financial position and results of operations.

The variables that will impact whether our deferred tax assets will be utilized prior to their expiration include attendance, capital expenditures, interest rates, labor and insurance expenses, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. We reduced our level of capital expenditures in 2004 and, although we invested—and will invest at higher levels in 2005 and 2006, we may invest thereafter at lower levels than had been the case in prior years. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase and we may be able to utilize net operating loss carryforwards prior to their expiration. See Note 1(m) to Notes to Consolidated Financial Statements.

Valuation of long-lived and intangible assets and goodwill

Long-lived assets were $3,135.0 million including goodwill and other intangible assets of $1,207.4 million as of December 31, 2005. Long-lived assets included property and equipment and intangible assets.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, as of January 1, 2002, we ceased amortizing approximately $1.2 billion of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter, which we do as of the end of each year and more frequently upon the occurrence of certain events. To accomplish this, we identified our reporting units (North America and Europe) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit, compared it to the carrying amount of the reporting unit and compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on the foregoing, we determined that $61.1 million of goodwill associated with our European reporting unit was impaired and, during 2002, we recognized a transitional impairment loss in that amount as the cumulative effect of a change in accounting principle in our consolidated statements of operations. For subsequent years we determined the fair value of our North American assets by using the discounted cash flow method, that is, we estimated annual cash flows applicable to our North American unit (after deducting estimated capital expenditures), applied an estimated valuation multiple to a terminal cash flow amount, and discounted the result by an amount equal to our cost of capital. Based on the foregoing, no impairment was required for 2004 or 2005. Our unamortized goodwill is $1,191.6 million at December 31, 2005. See Note 1(i) to Notes to Consolidated Financial Statements.

As described above, we evaluate the carrying value of our long-lived assets using a discounted cash flow analysis that combines current net results (on a cash basis) and expected future results with the expected levels of future capital expenditures and then discounts the results, giving effect to the stock price multiple for the industry over a period of time. If revenues decrease without a corresponding decrease in operating expenses and capital expenditures, this would increase the likelihood of goodwill impairment. If valuations reflected in stock prices or theme park acquisitions decrease over time, this would also increase the likelihood of goodwill impairment. If revenues increase faster than operating expenses and capital expenditures, this would decrease the likelihood of goodwill impairment.

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

We were party to three interest rate swap agreements that for the term of the applicable agreements (ranging from March 2005 to June 2005) effectively converted $600.0 million of our $655.0 million term loan into a fixed rate obligation. Our term loan borrowings bear interest at 2.50% above the LIBOR rate. Our interest rate swap agreements effectively “lock-in” the LIBOR component at rates ranging from 2.065% to 3.50% and average 3.01%. Interest rate swap agreements continue in effect for approximately $3.0 million of debt of the Partnership Parks.

Interest Rate and Debt Sensitivity Analysis

The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2005. The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

At December 31, 2005, we had total debt of $2,242.4 million, of which $1,490.7 million represents fixed-rate debt and the balance represented floating-rate debt. Of the floating-rate debt, $3.0 million principal amount is subject to interest rate swap agreements. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

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

Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to our interest rate swap agreements and assuming an average annual balance on our working capital revolver, the pre-tax operations and cash flows impact resulting from a one percentage point increase in interest rates would be less than $7.5 million.

Recently Issued Accounting Pronouncements

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. As a larger public entity, we were required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005, which was the first quarter of 2006. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our noncash compensation expense in future periods. As disclosed in the notes to our consolidated financial statements, using the Black-Scholes method of determining fair value in the past would have increased our noncash compensation expense by approximately $2.2 million in 2004 and approximately $5.1 million in 2005. During 2006, we have granted options to purchase 2,100,000 shares of common stock to certain executives, options to purchase 660,000 shares of common stock to directors and 725,000 shares of restricted stock to certain executives. We currently estimate that these grants, coupled with prior grants, will result in stock-based compensation expense of approximately $8.2 million in 2006. There was no cumulative effect of change in accounting principle upon adoption of the Statement. The provisions of the instruments governing our credit facilities and outstanding notes do not include noncash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial condition or resources.

In March 2005, the Financial Accounting Standards Board adopted FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. We have reviewed our obligations with respect to the retirement of tangible long-lived assets. Certain of those obligations arise out of leases and others relate to obligations that would arise in the event we determined to demolish, sell or abandon property that we own. We have concluded that the former obligations are immaterial and that the fair value of the latter obligations can not be reasonably estimated. Accordingly, the adption of FIN 47 did not result in any impact on our results of operations or financial position for the year ended December 31, 2005 and we do not expect the adoption to have a material impact on future results of operations, financial position or liquidity.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2005 of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)1-5(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors

Incorporated by reference from the information captioned “Proposal 1: Election of Directors” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

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

(d)   Identification of Audit Committee

Information regarding the Audit Committee and indemnification of the Audit Committee Financial Expert is incorporated by reference from the information captioned “Corporate Governance” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

(e)   Compliance with Section 16(a) of the Exchange Act

Incorporated by reference from the information captioned “Compliance with Section 16(a) of the Exchange Act” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference from the information captioned “Executive Compensation” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006. Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 of Part II hereof.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)   Incorporated by reference from the information captioned “Stock Ownership of Management and Certain Beneficial Holders” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

(b)   Changes in Control

None.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information captioned “Certain Transactions” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information captioned “Principal Accountant Fees and Services” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Six Flags, Inc. and subsidiaries, the notes thereto, the related report thereon of independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Report:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)       See Exhibit Index.

(b)                       Exhibits

See Item 15(a)(3) above.

Neither Six Flags, Inc., nor any of its consolidated subsidiaries, has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Annual Report, under which the total amount of securities authorized exceeds 10% of the total assets of Six Flags, Inc. and its subsidiaries on a consolidated basis. Six Flags, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Annual Report.

Six Flags, Inc. will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to Six Flags, Inc.’s reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006

SIX FLAGS, INC.
By:	/s/ MARK SHAPIRO
Mark Shapiro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ MARK SHAPIRO	Chief Executive Officer (Principal	March 15, 2006
Mark Shapiro	Executive Officer), President, and Director
/s/ JAMES F. DANNHAUSER	Chief Financial Officer (Principal	March 15, 2006
James F. Dannhauser	Financial and Accounting Officer)
/s/ DANIEL M. SNYDER	Chairman of the Board and Director	March 15, 2006
Daniel M. Snyder
/s/ C.E. ANDREWS	Director	March 15, 2006
C.E. Andrews
/s/ MARK JENNINGS	Director	March 15, 2006
Mark Jennings
/s/ JACK KEMP	Director	March 15, 2006
Jack Kemp
/s/ ROBERT MCGUIRE	Director	March 15, 2006
Robert McGuire
/s/ DWIGHT SCHAR	Director	March 15, 2006
Dwight Schar
/s/ HARVEY WEINSTEIN	Director	March 15, 2006
Harvey Weinstein

SIX FLAGS, INC.
Index to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ MARK SHAPIRO
Mark Shapiro
Chief Executive Officer of the Company
/s/ JAMES F. DANNHAUSER
James F. Dannhauser
Chief Financial Officer of the Company
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Six Flags, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Six Flags, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Six Flags, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Oklahoma City, Oklahoma
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Six Flags, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Oklahoma City, Oklahoma

March 14, 2006

SIX FLAGS, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$81,534,000	68,807,000
Accounts receivable	51,308,000	22,438,000
Inventories	27,933,000	27,832,000
Prepaid expenses and other current assets	39,187,000	37,013,000
Restricted-use investment securities	—	134,508,000
Total current assets	199,962,000	290,598,000
Other assets:
Debt issuance costs	43,897,000	50,347,000
Deposits and other assets	36,640,000	46,528,000
Total other assets	80,537,000	96,875,000
Property and equipment, at cost	2,866,345,000	2,760,898,000
Less accumulated depreciation	938,754,000	814,665,000
Total property and equipment	1,927,591,000	1,946,233,000
Assets held for sale	77,600,000	100,335,000
Intangible assets, net of accumulated amortization	1,207,429,000	1,208,186,000
Total assets	$3,493,119,000	3,642,227,000
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,101,000	25,817,000
Accrued compensation, payroll taxes, and benefits	17,101,000	8,652,000
Accrued insurance	32,826,000	22,830,000
Accrued interest payable	34,022,000	37,812,000
Other accrued liabilities	36,630,000	42,583,000
Deferred income	7,289,000	9,392,000
Debt called for prepayment	—	123,068,000
Current portion of long-term debt	113,601,000	24,394,000
Total current liabilities	272,570,000	294,548,000
Long-term debt	2,128,756,000	2,125,121,000
Minority interest	56,277,000	60,911,000
Other long-term liabilities	43,592,000	38,846,000
Deferred income taxes	14,345,000	14,491,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	283,371,000	282,245,000
Stockholders’ equity:
Preferred stock of $1.00 par value, 5,000,000 shares authorized; 11,500 issued and outstanding	—	—
Common stock of $.025 par value, 210,000,000 shares authorized and 93,201,528 and 93,041,528 shares issued and outstanding in 2005 and 2004, respectively	2,330,000	2,326,000
Capital in excess of par value	1,751,777,000	1,750,766,000
Accumulated deficit	(1,042,042,000)	(909,134,000)
Deferred compensation	(852,000)	(2,709,000)
Accumulated other comprehensive income (loss)	(17,005,000)	(15,184,000)
Total stockholders’ equity	694,208,000	826,065,000
Total liabilities and stockholders’ equity	$3,493,119,000	3,642,227,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue:
Theme park admissions	$587,959,000	534,056,000	548,584,000
Theme park food, merchandise and other	501,723,000	464,534,000	458,692,000
Total revenue	1,089,682,000	998,590,000	1,007,276,000
Operating costs and expenses:
Operating expenses	454,683,000	421,649,000	401,592,000
Selling, general and administrative	208,521,000	196,792,000	198,989,000
Noncash compensation (primarily selling, general and administrative)	2,794,000	643,000	101,000
Costs of products sold	94,964,000	83,555,000	80,307,000
Depreciation	144,484,000	141,967,000	136,101,000
Amortization	889,000	1,193,000	1,171,000
Total operating costs and expenses	906,335,000	845,799,000	818,261,000
Income from operations	183,347,000	152,791,000	189,015,000
Other income (expense):
Interest expense	(186,012,000)	(195,674,000)	(215,228,000)
Interest income	2,523,000	4,093,000	1,928,000
Minority interest in earnings	(39,794,000)	(37,686,000)	(35,997,000)
Early repurchase of debt	(19,303,000)	(37,731,000)	(27,592,000)
Other expense	(25,952,000)	(27,555,000)	(1,050,000)
Total other income (expense)	(268,538,000)	(294,553,000)	(277,939,000)
Loss from continuing operations before income taxes	(85,191,000)	(141,762,000)	(88,924,000)
Income tax expense (benefit)	3,705,000	32,003,000	(27,919,000)
Loss from continuing operations	(88,896,000)	(173,765,000)	(61,005,000)
Discontinued operations, net of tax benefit of $57,406,000 in 2004 and $5,217,000 in 2003	(22,042,000)	(291,044,000)	(708,000)
Net loss	$(110,938,000)	(464,809,000)	(61,713,000)
Net loss applicable to common stock	$(132,908,000)	(486,777,000)	(83,683,000)
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(1.19)	(2.10)	(0.90)
Discontinued operations	(0.24)	(3.13)	—
Net loss	$(1.43)	(5.23)	(0.90)
Weighted average number of common shares outstanding—basic and diluted	93,110,000	93,036,000	92,617,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
Years Ended December 31, 2005, 2004 and 2003

	Preferred stock		Common stock		Capital in			Accumulated other
	Shares issued	Amount	Shares issued	Amount	excess of par value	Accumulated deficit	Deferred compensation	comprehensive income (loss)	Total
Balances at December 31, 2002	—	$—	92,616,528	$2,315,000	$1,747,324,000	$(338,674,000)	$—	$(51,273,000)	$1,359,692,000
Stock option compensation	—	—		—	101,000	—	—	—	101,000
Net loss	—	—	—	—	—	(61,713,000)	—	—	(61,713,000)
Other comprehensive income (loss)—
Foreign currency translation adjustment	—	—	—	—	—	—	—	78,868,000	78,868,000
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	2,928,000	2,928,000
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	—	4,144,000	4,144,000
Comprehensive income (loss)									24,227,000
Preferred stock dividends	—	—	—	—	—	(21,970,000)		—	(21,970,000)
Balances at December 31, 2003	—	—	92,616,528	2,315,000	1,747,425,000	(422,357,000)	—	34,667,000	1,362,050,000
Issuance of common stock	—	—	425,000	11,000	3,240,000	—	(3,251,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	542,000	—	542,000
Stock option compensation	—	—	—	—	101,000	—	—	—	101,000
Net loss	—	—	—	—	—	(464,809,000)	—	—	(464,809,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(55,612,000)	(55,612,000)
Additional minimum liability on defined benefit retirement plan	—	—	—	—	—	—	—	(877,000)	(877,000)
Cash flow hedging derivatives	—	—	—	—	—	—	—	6,638,000	6,638,000
Comprehensive loss									(514,660,000)
Preferred stock dividends	—	—	—	—	—	(21,968,000)	—	—	(21,968,000)
Balances at December 31, 2004	—	—	93,041,528	2,326,000	1,750,766,000	(909,134,000)	(2,709,000)	(15,184,000)	826,065,000
Issuance of common stock	—	—	160,000	4,000	1,011,000	—	(937,000)	—	78,000
Amortization of deferred compensation	—	—	—	—	—	—	2,794,000	—	2,794,000
Net loss		—	—	—	—	(110,938,000)	—	—	(110,938,000)
Other comprehensive loss—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,306,000	5,306,000
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	(7,282,000)	(7,282,000)
Cash flow hedging derivatives,		—	—	—	—	—	—	155,000	155,000
Comprehensive loss									(112,759,000)
Preferred stock dividends	—		—	—	—	(21,970,000)	—	—	(21,970,000)
Balances at December 31, 2005	—	$—	93,201,528	$2,330,000	$1,751,777,000	$(1,042,042,000)	$(852,000)	$(17,005,000)	$694,208,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flow from operating activities:
Net loss	$(110,938,000)	(464,809,000)	(61,713,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,373,000	143,160,000	137,272,000
Minority interest in earnings	39,794,000	37,686,000	35,997,000
Partnership and joint venture distributions	(44,428,000)	(41,568,000)	(42,326,000)
Noncash compensation	2,794,000	643,000	101,000
Interest accretion on notes payable	259,000	496,000	10,205,000
Early repurchase of debt	19,303,000	37,731,000	27,592,000
Loss on discontinued operations	25,485,000	264,902,000	51,529,000
Amortization of debt issuance costs	8,204,000	8,117,000	8,400,000
Other including loss on disposal of assets	15,340,000	27,997,000	2,016,000
Decrease in accounts receivable	4,174,000	5,540,000	1,724,000
(Increase) decrease in inventories, prepaid expenses and other current assets	(2,971,000)	(9,976,000)	10,035,000
(Increase) decrease in deposits and other assets	9,890,000	(10,030,000)	6,284,000
Increase (decrease) in accounts payable, deferred income, accrued liabilities and other long-term liabilities	12,683,000	15,084,000	(626,000)
Increase (decrease) in accrued interest payable	(3,790,000)	(10,034,000)	9,754,000
Deferred income tax expense (benefit)	152,000	28,260,000	(31,050,000)
Total adjustments	232,262,000	498,008,000	226,907,000
Net cash provided by operating activities	121,324,000	33,199,000	165,194,000
Cash flow from investing activities:
Additions to property and equipment	(171,245,000)	(105,865,000)	(99,099,000)
Purchase of identifiable intangible assets	—	(500,000)	(1,186,000)
Capital expenditures of discontinued operations	(777,000)	(3,352,000)	(13,818,000)
Acquisition of theme park assets	—	—	(5,764,000)
Purchase of restricted-use investments	—	(134,508,000)	(317,913,000)
Maturities of restricted-use investments	134,508,000	317,913,000	75,111,000
Proceeds from sale of discontinued operations	—	314,456,000	—
Proceeds from sale of assets	434,000	12,955,000	181,000
Net cash provided by (used in) investing activities	(37,080,000)	401,099,000	(362,488,000)
Cash flow from financing activities:
Repayment of long-term debt	(617,526,000)	(1,146,461,000)	(706,356,000)
Proceeds from borrowings	571,525,000	716,500,000	1,008,850,000
Net cash proceeds from issuance of common stock	78,000	—	—
Payment of cash dividends	(20,844,000)	(20,844,000)	(20,844,000)
Payment of debt issuance costs	(5,540,000)	(13,490,000)	(17,312,000)
Net cash provided by (used in) financing activities	(72,307,000)	(464,295,000)	264,338,000

(continued)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Cash Flows, Continued
Years Ended December 31, 2004, 2003 and 2002

	2005	2004	2003
Effect of exchange rate changes on cash	790,000	615,000	(162,000)
Increase (decrease) in cash and cash equivalents	12,727,000	(29,382,000)	66,882,000
Cash and cash equivalents at beginning of year	68,807,000	98,189,000	31,307,000
Cash and cash equivalents at end of year	$81,534,000	68,807,000	98,189,000
Supplemental cashflow information:
Cash paid for interest	$181,339,000	197,091,000	186,801,000
Cash paid for income taxes	$4,883,000	3,620,000	3,131,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies

(a)         Description of Business

We own and operate regional theme amusement and water parks. As of December 31, 2003, we owned or operated 39 parks. In April 2004 we sold in two separate transactions seven parks in Europe and Six Flags Worlds of Adventure in Ohio. As of December 31, 2004, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one in Canada. In October 2005, we closed Six Flags AstroWorld in Houston, Texas and are seeking to sell the underlying 104-acre site. As a result, we currently operate 29 parks. We are transfering certain property and equipment from the Houston park to other parks we own or operate prior to completing the sale. The accompanying consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 reflect the assets, liabilities and results of the facilities sold in 2004 as discontinued operations. The accompanying consolidated financial statements as of and for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as a discontinued operation. See Note 2.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season and will not open during the 2006 season. See Note 12.

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

During the fourth quarter of 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” which was subsequently reissued in December 2003 as Interpretation No. 46—Revised (FIN 46). Pursuant to those provisions we consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Marine World as we have determined that we have the most significant economic interest because we receive a majority of these entity’s expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest. The portion of earnings from these parks owned by non-affiliated parties in these entities is reflected as minority interest in earnings in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

In November 2004, we sold for nominal consideration our 5% equity investment in Warner Bros. Movie World Madrid which had been accounted for using the cost method of accounting. The loss on the disposition is accounted for as other income (loss) for the year ended December 31, 2004. See Note 2.

Intercompany transactions and balances have been eliminated in consolidation.

(c)           Cash Equivalents

Cash equivalents of $36,084,000 and $39,940,000 at December 31, 2005 and 2004, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

(d)          Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. Costs of goods sold for the year ended December 31, 2005 include $1,987,000 associated with a valuation allowance related to slow moving inventory.

(e)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $17,115,000 and $14,932,000 of spare parts inventory for existing rides and attractions at December 31, 2005 and 2004, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

(f)            Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. The amounts capitalized at year end are included in prepaid expenses.

Advertising and promotions expense was $104,295,000, $111,005,000 and $107,464,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

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

(i)            Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. To accomplish this, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units We then determine the fair value of each reporting unit, compare it to the carrying amount of the reporting unit and compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We determine the fair value of our North American assets by using the discounted cash flow method, that is, we estimate annual cash flows applicable to our North American unit (after deducting estimated capital expenditures), apply an estimated valuation multiple to a terminal cash flow amount and discount the result by an amount equal to our cost of capital. Based on the foregoing, no impairment was required for 2003, 2004 or 2005. Our unamortized goodwill is $1,191,576,000 at December 31, 2005.

The following table reflects our intangible assets which are subject to amortization (in thousands):

	As of December 31, 2005		As of December 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$610	610	610	601	3,610	1,055
Licenses	16,932	4,446	16,932	3,566	22,932	3,749
	$17,542	5,056	17,542	4,167	26,542	4,804

We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $759,000 over each of the next five years. The range of useful lives of the intangible assets is from 5 to 25 years, with a weighted average of 22.7 years.

Intangible assets also include $3,367,000  representing previously unrecognized service costs of our Pension Plan (see Note 10).

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

(m)      Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. United States deferred income taxes have not been provided on foreign earnings which are being permanently reinvested. We have recorded a valuation allowance of $196,783,000 as of December 31, 2005 and $153,384,000 as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

(n)         Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. No adjustments for stock options were included in the 2005, 2004 and 2003 computations of diluted loss per share because the effect would have been antidilutive. See Note 1(o) for additional information relating to the number of stock options outstanding. Additionally, the weighted average number of shares for each of the years ended December 31, 2005, 2004 and 2003 does not include the impact of the conversion of outstanding convertible preferred stock into shares of common stock as the effect of the conversion and resulting decrease in preferred stock dividends would be antidilutive. The weighted average number of shares for the years ended December 31, 2005 and 2004 also does not include the impact of the conversion of our outstanding convertible notes into shares of common stock as the effect of the conversion and resulting decrease in interest expense would be anitdilutive. Our Preferred Income Equity Redeemable Shares (PIERS), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our convertible notes were issued in November 2004 and are convertible into approximately 47,087,000 shares of common stock.

Preferred stock dividends and amortization of related issue costs of $21,970,000, $21,968,000 and $21,970,000 were included in determining net loss applicable to common stock in 2005, 2004, and 2003, respectively.

(o)          Stock Compensation

We have applied the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for our stock option plans (See note 1(t) for our discussion of the impact of adopting FASB Statement No. 123 (Revised 2004), “Share Based Payments”). Under this method, compensation expense for unconditional employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. For employee stock options that are conditioned upon the achievement of performance goals, compensation expense, as determined by the extent that the quoted market price of the underlying stock at the time that the condition for exercise is achieved exceeds the stock option exercise price, is recognized over the service period. For stock options issued to nonemployees, we recognize compensation expense at the time of issuance based upon the fair value of the options issued.

Certain members of our management and professional staff have been issued seven-year options to purchase common shares under our 2004, 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans). Through December 31, 2005 all stock options granted under the Option Plans, have been granted with an exercise price equal to the underlying stock’s fair value at the date of grant. Except for conditional options issued in 1998, options generally may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh anniversary of the issuance date or following termination of employment. There were 1,531,000 conditional stock options granted in 1998. These options have the same vesting schedule as the unconditional stock options, except that no conditional option could be exercised until after the conditions of the stock option were met. The conditions related to the exercise of these stock options were met during December 1999.

In June 2001, our shareholders approved a stock option plan for non-management directors providing for options with respect to an aggregate of 250,000 shares. In June 2004, our shareholders approved a stock option plan for employees and directors providing for options with respect to 1,800,000 shares. Through December 31, 2005, we have granted to our non-management directors an aggregate of 440,000 options with a weighted average exercise price of $8.76 and weighted average remaining life to maturity of 1.46 years. Other than exercise prices, the terms of the directors’ options are comparable to options issued to management.

At December 31, 2005, there were 4,665,000 additional shares available for grant under the Option Plans. The per share weighted-average fair value of stock options granted during 2005, 2004, and 2003 was $3.89, $5.03 and $3.50, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005—expected dividend yield 0%, risk-free interest rate of 4.12%, expected volatility of 78%, and an expected life of 5 years. 2004—expected dividend yield 0%, risk-free interest rate of 3.28%, expected volatility of 80%, and an expected life of 5 years. 2003—expected dividend yield 0%, risk-free interest rate of 2.87%, expected volatility of 83%, and an expected life of 5 years.

No compensation cost has been recognized for the unconditional stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” our net loss would have been increased to the pro forma amounts below:

	2005	2004	2003
Net loss applicable to common stock:
As reported	$(132,908,000)	(486,777,000)	(83,683,000)
Add: Noncash compensation	2,794,000	643,000	101,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,903,000)	(2,868,000)	(13,296,000)
Pro forma	$(138,017,000)	(489,002,000)	(96,878,000)
Net loss per weighted average common share outstanding—basic and diluted:
As reported	$(1.43)	(5.23)	(0.90)
Pro forma	$(1.48)	(5.26)	(1.05)

Stock option activity during the years indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2002	7,374,010	19.88
Granted	105,000	5.21
Exercised	—	—
Forfeited	(412,600)	21.05
Expired	(571,410)	11.00
Balance at December 31, 2003	6,495,000	20.23
Granted	545,000	7.63
Exercised	—	—
Forfeited	(2,850,000)	20.85
Expired	(6,000)	11.00
Balance at December 31, 2004	4,184,000	18.18
Granted	535,000	5.93
Exercised	(15,000)	5.21
Forfeited	(64,000)	21.08
Expired	(1,317,000)	17.50
Balance at December 31, 2005	3,323,000	$16.48

At December 31, 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.12 to $25.00 and 2.94 years, respectively.

At December 31, 2005, 2004, and 2003, options exercisable were 2,431,200, 3,490,400 and 6,041,200, respectively, and weighted-average exercise price of those options was $19.83, $19.69 and $20.80, respectively.

During the first quarter of 2006, we granted options to purchase 2,100,000 shares of common stock to our officers, options to purchase 660,000 shares to our directors and 725,000 shares of restricted common stock to certain executives. We currently estimate that we will recognize approximately $8,178,000 of stock-based employee compensation expense in 2006 in respect of these and previous awards.

Restricted Stock Grants

We issued 900,000 restricted common shares with an estimated aggregate value of $14,625,000 to members of our senior management in July 1997. We issued an additional 920,000 restricted common shares with an estimated aggregate value of $16,100,000 to members of our senior management in October 1998. We also issued an additional 370,126 restricted common shares with an estimated aggregate value of $7,439,000 to members of our senior management in April 2001. Pursuant to employment agreements with our former Chief Executive Officer and our Chief Financial Officer, dated December 31, 2003, those executives were issued an aggregate of 425,000 shares of restricted common stock in January 2004 with an aggregate value of $3,251,000 on the date of issuance, and we issued as aggregate of 65,000 shares of restricted common stock in January 2005 with an aggregate value of $365,000 on the date of issuance. The restrictions on the stock issued lapse ratably over various terms, generally based on continued employment. The restrictions also lapse upon termination of the executive without cause or if a change in control of Six Flags occurs. In that connection in December 2005 our former Chief Executive Officer entered into a termination agreement pursuant to which, among other things, he was issued the remaining 80,000 shares of restricted common stock provided for in his employment agreement and all restrictions on all restricted shares issued under the employment agreement lapsed. Compensation expense equal to the aggregate value of the shares is being recognized as an expense over the respective vesting period.

As noted above, in the first quarter of 2006, we issued 725,000 restricted common shares to certain executives. We expect to issue an additional 25,000 shares of restricted stock to our chief financial officer on April 1, 2006 under the terms of an amendment to his employment agreement.

(p)          Investment Securities

Restricted-use investment securities at December 31, 2004 consist of U.S. Treasury securities. The restricted-use investments at December 31, 2004 were restricted to provide funds to prepay certain debt. The prepayment was made in February 2005. See Notes 6(b) and 6(c). We classify our investment securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities held by us are classified as available-for-sale. We do not purchase investment securities principally for the purpose of selling them in the near term and thus have no securities classified as trading.

Available-for-sale securities are recorded at fair value. As of December 31, 2004, the fair value of the restricted-use investments classified as available-for-sale was $134,508,000 which approximated the amortized cost of the securities. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. As of December 31, 2004, our restricted-use investment securities classified as available-for-sale had remaining maturities of less than one year.

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

(s)           Reclassifications

Reclassifications have been made to certain amounts reported in 2003 and 2004 to conform with the 2005 presentation.

(t)            Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.”  Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted Statement 123(R) on January 1, 2006 under the modified prospective method of application. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our noncash compensation expense in future periods. As disclosed in the note 1(o), using the Black-Scholes method of determining fair value in the past would have increased our noncash compensation expense by approximately $13,195,000 in 2003, approximately $2,225,000 in 2004 and approximately $5,109,000 in 2005. During 2006, we have granted options to purchase 2,100,000 shares of common stock to certain executives, options to purchase 660,000 shares of common stock to directors and 725,000 shares of restricted stock to certain executives. We currently estimate that these grants, coupled with prior grants, will result in stock-based compensation expense of approximately $8,178,000 in 2006. There was no cumulative effect of change in accounting principle upon adoption of the statement. The provisions of our credit facilities and outstanding notes do not include noncash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial position or results of operations.

In March 2005, the Financial Accounting Standards Board adopted FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. We have reviewed our obligations with respect to the retirement of tangible long-lived assets. Certain of those obligations arise out of leases and others relate to obligations that would arise in the event we determined to demolish, sell or abandon property that we own. We have concluded that the former obligations are immaterial and that the fair value of the latter obligations can not be reasonably estimated. Accordingly, the adoption of FIN 47 did not result in any impact on our results of operations or financial position for the year ended December 31, 2005 and we do not expect the adoption to have a material impact on future results of operations, financial position or liquidity.

(2)   Disposition of Theme Parks

In October 2005, we permanently closed Six Flags AstroWorld in Houston. We have engaged Cushman & Wakefield to market the 104-acre site on which the park is located. The sale has been approved by our lenders under the Credit Agreement (see note 6(a)) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes. We are relocating select rides, attractions and other equipment presently at AstroWorld to our remaining parks for the 2006 and 2007 seasons and sold certain other equipment. Based on our current estimate of anticipated sale proceeds and after taking into account rides and other equipment transferred to other parks and/or sold, we have established a loss of approximately $20,400,000 related to this asset. We cannot give any assurances as to the timing of any such sale or the amount of the proceeds therefrom.

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144,300,000. In a separate transaction, on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that owned the seven parks we owned in Europe. The purchase price was approximately $200,000,000, of which Euro 10.0 million ($12,100,000 as of April 8, 2004) was received in the form of a nine and one-half year note from the buyer, and $11,600,000 represented the assumption of certain debt by the buyer, with the balance paid in cash. During February 2006, the Note was repurchased by the buyer for $11,950,000. Net cash proceeds from these transactions have primarily been used to pay down debt and to fund investments in our remaining parks. Approximately $248,588,000 of debt has been repaid with such proceeds, not including the debt assumed by the buyer of our European parks.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of AstroWorld as discontinued operations. The assets of AstroWorld have been classified as “Assets held for sale” on the December 31, 2005 and December 31, 2004 consolidated balance sheets and consist of the following:

	December 31, 2005	December 31, 2004
	(In thousands)
Property, plant and equipment, net	$51,070	$73,805
Goodwill, net	26,530	26,530
Total assets held for sale	$77,600	$100,335

The net loss from discontinued operations (including AstroWorld for all years and the 2004 dispositions for 2004 and 2003) was classified on the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 as “Discontinued operations, inclusive of tax.” Summarized results of discontinued operations are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Operating revenue	$41,257	42,389	229,394
Loss on sale of discontinued operations	—	(310,281)	—
Loss from discontinued operations before income taxes	(1,619)	(38,169)	(5,925)
Impairment on assets held for sale	(20,423)	—	—
Income tax benefit	—	(57,406)	(5,217)
Net results of discontinued operations	$(22,042)	(291,044)	(708)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

During November 2004 we agreed with the owner of the park we managed in Spain to terminate the management agreement and to transfer our 5% investment in the equity of the park for nominal consideration. By virtue of the foregoing, we recognized losses of approximately $15,000,000, representing the carrying amount of our investment in the park, certain intangible assets related to non-compete agreements and licenses, and other costs. These losses were recorded in other income (expense) in the accompanying 2004 consolidated statement of operations.

(3)   Property and Equipment

Property and equipment, at cost, are classified as follows:

	December 31,
	2005	2004
Land	$144,569,000	$144,337,000
Land improvements	386,464,000	363,200,000
Buildings and improvements	499,926,000	496,843,000
Rides and attractions	1,558,414,000	1,453,094,000
Equipment	276,972,000	303,424,000
Total	2,866,345,000	2,760,898,000
Less accumulated depreciation	938,754,000	814,665,000
	$1,927,591,000	$1,946,233,000

(4)   Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World. Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $4,880,000, $5,356,000 and $5,705,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

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

See note 12 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).

(5)   Derivative Financial Instruments

In February 2000, we entered into three interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 6(a)) into a fixed rate obligation. The terms of the agreements, as subsequently extended, each of which had a notional amount of $200,000,000, began in March 2000 and expired from March 2005 to June 2005. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Our interest rate swap arrangements were designed to “lock-in” the LIBOR component at rates, from February 2001 to March 6, 2003, ranging from 5.13% to 6.07% (with an average of 5.46%) and after March 6, 2003, from 2.065% to 3.50% (with an average of 3.01%). The counterparties to these transactions are major financial institutions, which minimized the credit risk.

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

The Partnership Parks are also party to interest rate swap agreements with respect to an aggregate of $3,000,000 of indebtedness at December 31, 2005 and $9,933,000 of indebtedness at December 31, 2004.

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

During 2005, 2004 and 2003, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

As of December 31, 2005, approximately $6,000 of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to operations during the next 12 months. No transactions and events are expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to operations. The maximum term over which we are hedging exposures to the variability of cash flows for commodity price risk is 11 months.

(6)   Long-Term Debt

At December 31, 2005 and 2004, long-term debt consists of:

	2005	2004
Long-term debt:
Credit Facility (a)	$ 745,175,000	651,725,000
9 1/2% Senior Notes due 2009 (b)	—	304,655,000
8 7/8% Senior Notes due 2010 (c)	300,300,000	300,300,000
9 3/4%Senior Notes due 2013 (d)	388,000,000	388,000,000
9 5/8%Senior Notes due 2014 (e)	503,650,000	308,650,000
4 1/2% Convertible Senior Notes due 2015 (f)	299,000,000	299,000,000
Other	7,649,000	21,999,000
Net discounts	(1,417,000)	(1,746,000)
	2,242,357,000	2,272,583,000
Less current and called portions	113,601,000	147,462,000
	$ 2,128,756,000	2,125,121,000

(a)           On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary, entered into the Credit Facility, which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004, November 5, 2004, April 22, 2005 and December 23, 2005. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($100,000,000 of which was outstanding at December 31, 2005  and none of which was outstanding at December 31, 2004), a $100,000,000 multicurrency reducing revolver facility (none of which was outstanding at December 31, 2005 or 2004) and a $655,000,000 six-year term loan ($645,175,000 of which was outstanding as of December 31, 2005 and $651,725,000 of which was outstanding as of December 31, 2004). Borrowings under the five-year revolving credit facility (US Revolver) must be repaid in full for thirty consecutive days during the five month period from June 1 through November 1 of each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2005, the weighted average interest rates for borrowings under the term loan and the US revolver were 6.67% and 6.62%, respectively. At December 31, 2004, the weighted average interest rate for borrowings under the term loan was 5.47%. The multicurrency facility permits optional prepayments and reborrowings and requires quarterly mandatory reductions in the initial commitment (together with repayments, to the extent that the outstanding borrowings thereunder would exceed the reduced commitment) of 2.5% of the committed amount thereof commencing on December 31, 2004, 5.0% commencing on March 31, 2006, 7.5% commencing on March 31, 2007 and 18.75% commencing on March 31, 2008. As a result, availability under this facility as of December 31, 2005 was $87.5 million. This facility and the U.S. Revolver terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date, our outstanding preferred stock is not redeemed or converted into common stock. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations capital stock. See Note 5 regarding interest rate hedging activities.

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

On December 23, 2005 we entered into an amendment to the Credit Facility to permit the sale of the AstroWorld site. The proceeds may be used to repay our debt, debt of Six Flags Operations or SFTP or to make capital expenditures.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to December 31, 2005) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(b)          On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes). As of December 31, 2004, we had repurchased $70.3 million of the 2009 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations (see Note 2) and a portion of the proceeds of the November 2004 offering of our 4 ½% Convertible Senior Notes due 2015 (the Convertible Notes). See Note 6(f). A gross loss of $3,922,000 due to the repurchase of the 2009 Notes was recognized in 2004. We redeemed $123,500,000 aggregate principal amount of the 2009 Notes on February 1, 2005 with a portion of the net proceeds of the Convertible

Notes. We redeemed the balance of the 2009 Notes on February 7, 2005 with the proceeds of the January 2005 offering of $195,000,000 of additional 9 5/8% Senior Notes due 2014 (see Note 6(e)). A gross loss of $19,303,000 due to the redemptions of the 2009 Notes was recognized in 2005.

(c)           On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes). As of December 31, 2004, we had repurchased $179.7 million of the 2010 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations (see Note 2) and a portion of the proceeds of the November 2004 offering of our Convertible Notes (see Note 6(f)). A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. There were no repurchases in 2005. The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2010 Senior Notes require annual interest payments of approximately $26,652,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings.

The indenture under which the 2010 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(d)          On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the 2013 Senior Notes). As of December 31, 2004 we had repurchased $42,000,000 principal amount of the 2013 Senior Notes. A gross loss of $1,979,000 due to this repurchase was recognized in 2004. There were no repurchases in 2005. The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2013 Senior Notes require annual interest payments of approximately $37,830,000 (9 3/4% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013. The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of other senior notes. A gross loss of $27,592,000 due to the early purchase and redemption of such other senior notes, together with a related $10,484,000 tax benefit, was recognized in 2003.

(e)           On December 5, 2003, Holdings issued $325,000,000 principal amount of the 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes. A gross loss of $837,000 due to this repurchase was recognized in 2004. In January 2005, we issued an additional $195,000,000 of 2014 Senior Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of 2009 Senior Notes (see 6(b)). The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2014 Senior Notes, including the January additional amount, require annual interest payments of approximately $48,396,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014. The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity. The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the original issuance of 2014 Senior Notes, together with proceeds of term loan borrowings under the Credit Facility, were used to redeem in full other senior notes of holdings. A gross loss of $25,178,000 was recognized in 2004 on this redemption.

(f)             On November 19, 2004, Holdings issued $299,000,000 principal amount of Convertible Notes. The Convertible Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of Convertible Notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock. The Convertible Notes require annual interest payments of approximately $13,455,000 (4 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015. The Convertible Notes are redeemable, at Holdings’ option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity. The net proceeds of the Convertible Notes were used to repurchase and redeem a portion of the 2009 Senior Notes (see Note 6(b)) and repurchase a portion of the 2010 Senior Notes (see Note 6 (c)).

Annual maturities of long-term debt during the five years subsequent to December 31, 2005, are as follows:

2006	$ 113,601,000
2007	7,148,000
2008	317,675,000
2009	314,400,000
2010	299,754,000
Thereafter	1,189,779,000
$ 2,242,357,000

The Credit Facility restricts the ability of Six Flags Operations to distribute assets to Holdings, and the indentures relating to Holdings’ Senior Notes restrict the ability of Holdings to distribute assets to its shareholders. The Credit Facility restricts distributions by Six Flags Operations (i) up to $75,000,000 in the aggregate from cash from operations and (ii) to amounts required to pay interest on Holdings’ Senior Notes, dividends on Holdings’ outstanding preferred stock, required payments under the agreements relating to the Partnership Parks and certain tax and shared services arrangements. The amount available for distribution (other than permitted payments in respect to shared administrative and other corporate expenses and tax sharing payments) at December 31, 2005 by Holdings based upon the most restrictive applicable indenture limitation was $550,685,000.

(7)   Fair Value of Financial Instruments

The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
	Carrying Amount	Fair value	Carrying Amount		Fair Value
Financial assets (liabilities):
Restricted-use investment securities	—	—	134,508,000		134,508,000
Long-term debt (including current portion)	(2,242,357,000)	(2,312,703,000)	(2,272,583,000	)(1)	(2,340,012,000	)(1)
Interest rate swap agreements (included in other long-term liabilities)	(5,000)	(5,000)	(1,736,000)		(1,736,000)
PIERS	(283,371,000)	(265,880,000)	(282,245,000)		(254,495,000)

(1)                Includes $123,068,000 of 2009 Senior Notes that had been called for redemption at December 31, 2004 and were redeemed in February 2005. Also includes $181,155,000 of 2009 Senior Notes called for redemption in January 2005 and redeemed in February 2005.

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

•       PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices.

(8)   Income Taxes

Income tax expense (benefit) allocated to operations for 2005, 2004 and 2003 consists of the following:

	Current	Deferred	Total
2005:
U.S. federal	$ —	—	—
Foreign	2,602,000	(76,000)	2,526,000
State and local	951,000	228,000	1,179,000
	$ 3,553,000	152,000	3,705,000
2004:
U.S. federal	$ —	24,749,000	24,749,000
Foreign	2,520,000	984,000	3,504,000
State and local	1,223,000	2,527,000	3,750,000
	$ 3,743,000	28,260,000	32,003,000
2003:
U.S. federal	$ —	(26,491,000)	(26,491,000)
Foreign	1,840,000	746,000	2,586,000
State and local	1,291,000	(5,305,000)	(4,014,000)
	$ 3,131,000	(31,050,000)	(27,919,000)

Recorded income tax expense (benefit) allocated to continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2005, 2004 and 2003 to loss before income taxes as follows:

	2005	2004	2003
Computed “expected” federal income tax benefit	$ (29,817,000)	(49,617,000)	(31,123,000)
Nondeductible compensation	4,201,000	225,000	35,000
Other, net	(2,761,000)	6,096,000)	1,649,000
Effect of foreign income taxes	2,268,000	(172,000)	433,000
Effect of state and local income taxes, net of federal tax benefit	(4,146,000)	(5,761,000)	1,087,000
Change in valuation allowance	33,960,000	81,232,000	—
	$ 3,705,000	32,003,000	(27,919,000)

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 2005, 2004 and 2003 are presented below:

	2005	2004	2003
Deferred tax assets before valuation allowance	$658,456,000	618,629,000	432,531,000
Less valuation allowance	196,783,000	153,384,000	1,196,000
Net deferred tax assets	461,673,000	465,245,000	431,335,000
Deferred tax liabilities	476,018,000	479,736,000	475,618,000
Net deferred tax liability	$14,345,000	14,491,000	44,283,000

	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$638,285,000	601,399,000	417,585,000
Alternative minimum tax credits	6,591,000	6,591,000	6,591,000
Accrued insurance and other	13,580,000	10,639,000	8,355,000
	658,456,000	618,629,000	432,531,000
Deferred tax liabilities:
Property and equipment	$462,900,000	466,542,000	463,408,000
Intangible assets and other	13,118,000	13,194,000	12,210,000
	476,018,000	479,736,000	475,618,000

Our deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of our tax basis in the corresponding assets. The majority of our property and equipment is depreciated over a 7 to 12 year period for tax reporting purposes and a longer 20-to-25 year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income.

As of December 31, 2005, we have approximately $1,686,678,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2025. Additionally at December 31, 2005, we had approximately $6,591,000 of alternative minimum tax credits which have no expiration date and approximately $186,000,000 of capital loss carryforwards which expire in 2009. We have recorded a valuation allowance of $153,384,000 as of December 31, 2004 and $196,783,000 as of December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

(c)           Charter Amendment

On June 29, 2005, we amended our Certificate of Incorporation to increase the authorized shares of our Common Stock from 150,000,000 to 210,000,000.

(d)          Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

			Additional	Accumulated
	Foreign		minimum	other
	currency	Cash flow	liability on	comprehensive
	items	hedges	benefit plan	income (loss)
Balance, December 31, 2002	(24,133,000)	(10,943,000)	(16,197,000)	(51,273,000)
Net current period change	78,868,000	(4,193,000)	2,928,000	77,603,000
Reclassification adjustments for losses reclassified into operations	—	8,337,000	—	8,337,000
Balance at December 31, 2003	54,735,000	(6,799,000)	(13,269,000)	34,667,000
Net current period change	(55,612,000)	(2,942,000)	(877,000)	(59,431,000)
Reclassification adjustments for losses reclassified into operations	—	9,580,000	—	9,580,000
Balance at December 31, 2004	(877,000)	(161,000)	(14,146,000)	(15,184,000)
Net current period change	5,306,000	(1,012,000)	(7,282,000)	(2,988,000)
Reclassification adjustments for losses reclassified into operations	—	1,167,000	—	1,167,000
Balance, December 31, 2005	$4,429,000	(6,000)	(21,428,000)	(17,005,000)

The cash flow hedge and the additional minimum liability on benefit plan amounts presented above during 2003 are reflected net of tax, calculated at a rate of approximately 38%.

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

In February 2006, we announced we were “freezing” our pension plan effective April 1, 2006, pursuant to which participants will no longer continue to earn future pension benefits. A curtailment loss may be required during the first quarter of 2006. However, such amount will not be able to be determined until March 31, 2006.

Benefit Obligations

Change in benefit obligation

	2005	2004
Benefit obligation, January 1	$151,802,000	131,705,000
Service cost	6,104,000	5,381,000
Interest cost	9,216,000	8,317,000
Actuarial loss (gain)	13,565,000	6,665,000
Benefits paid	(3,084,000)	(2,804,000)
Plan amendments	—	2,538,000
Benefit obligation, December 31	$177,603,000	151,802,000

The accumulated benefit obligation for the U.S. pension plans at the end of 2005 and 2004 was $153,527,000 and $132,043,000, respectively.

We use a measurement date of December 31 for our pension plan.

Weighted average assumptions used to determine benefit obligations, December 31

	2005	2004
Discount rate	5.750%	5.875%
Rate of compensation increase	4.000%	3.750%

	2005	2004
Change in Plan assets
Fair value of plan assets, January 1	$101,956,000	92,222,000
Actual return on plan assets	7,423,000	9,389,000
Employer contribution	9,432,000	3,149,000
Benefits paid	(3,084,000)	(2,804,000)
Fair value of plan assets, December 31	$115,727,000	101,956,000

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for the Six Flags pension plan at the end of 2005 and 2004, and the target allocation for 2006, by asset category, follows. The fair value of plan assets for these plans is $115,727,000 and $101,956,000 at the end of 2005 and 2004, respectively. The expected long term rate of return on these plan assets was 8.50% in 2005 and 8.75% in 2004.

	Target Allocation for	Percentage of Plan Assets at Year End,
Asset category	2006	2005	2004
Equity securities	60.0%	61.3%	62.6%
Fixed Income	38.5%	37.9%	37.2%
Short Term Investments	1.5%	0.8%	0.2%
Other	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

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

Funded Status

The funded status of the Plan, reconciled to the amount in the consolidated balance sheets at December 31 follows:

	2005	2004
End of Year
Fair value of Plan assets	$115,727,000	101,956,000
Benefit obligation	(177,603,000)	(151,802,000)
Funded status	(61,876,000)	(49,846,000)
Amounts not yet recognized:
Unrecognized net (gain) loss	53,637,000	42,037,000
Unrecognized prior service cost (benefit)	3,367,000	3,927,000
Net amount recognized	$(4,872,000)	(3,882,000)

	2005	2004
End of Year
Prepaid benefit cost	$—	—
Accrued benefit cost	(4,872,000)	(3,882,000)
Additional minimum liability	(32,927,000)	(26,205,000)
Intangible asset	3,367,000	3,927,000
Accumulated other comprehensive income	29,560,000	22,278,000
Net amount recognized	$(4,872,000)	(3,882,000)

At December 31, 2005 and 2004 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2005	2004	2005	2004
End of Year
Projected benefit obligation	$177,603,000	151,802,000	177,603,000	151,802,000
Accumulated benefit obligation	153,527,000	132,043,000	153,527,000	132,043,000
Fair value of Plan assets	115,727,000	101,956,000	115,727,000	101,956,000

Expected Cash Flows

Information about expected cash flows for the plan follows:

Employer Contributions for Fiscal Year 2006
2006 (expected) to plan trusts	$6,477,000
Expected benefit payments:
2006	3,350,000
2007	4,048,000
2008	4,565,000
2009	5,105,000
2010	5,666,000
2011 – 2015	37,733,000
$60,467,000

Components of net periodic benefit cost

	Years ended December 31,
	2005	2004	2003
Service cost	$6,105,000	$5,381,000	$4,729,000
Interest cost	9,216,000	8,318,000	7,689,000
Expected return on plan assets	(8,812,000)	(8,071,000)	(6,859,000)
Amortization of prior service cost (benefit)	560,000	356,000	301,000
Amortization of net actuarial loss (gain)	3,354,000	2,625,000	3,260,000
Net periodic benefit cost	$10,423,000	$8,609,000	$9,120,000

Weighted-average assumptions used to determine net cost

Discount rate	5.875%	6.125%	6.500%
Rate of compensation increase	3.750%	3.750%	4.000%
Expected return on plan assets	8.500%	8.750%	9.000%

The return on assets assumption was developed based on consideration of historical market returns, current market conditions, and the Plan’s past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns.

Overall, it was projected that the Plan could achieve an 8.50% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the Plan’s policy of monitoring manager performance.

Additional Information

	Pension Benefits
	2005	2004
Change in minimum liability included in other comprehensive income	$7,282,000	$877,000

At December 31, 2005, the Plan’s accumulated benefit obligation exceeded the fair value of Plan assets resulting in the Plan being underfunded by $37,800,000. As such, we recognized the difference between our recorded prepaid benefit cost and the underfunded status of the Plan as a liability of $32,927,000. As of December 31, 2005, we have recorded in other comprehensive loss $29,560,000 as an additional minimum liability of the Plan. Additionally, we recognized an intangible asset of $3,367,000 which represents the previously unrecognized prior service cost of the Plan.

(11)   401(k) Plan

We have a qualified, contributory 401(k) plan (the 401(k) Plan). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. During the three years ended December 31, 2005, we matched 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. We recognized approximately $2,386,000, $3,543,000 and $2,237,000 of related expense in the years ended December 31, 2005, 2004 and 2003, respectively.

(12)   Commitments and Contingencies

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season and will not open in 2006. We have determined that our carrying value of the assets destroyed is approximately $32.4 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. We have initiated property insurance claims, including business interruption, with our insurers. Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we have established an insurance receivable at December 31, 2005, in an amount equal to the prior carrying value of those assets, $32.4 million. We cannot estimate at this time when the park will be back in operation. We are contractually committed to rebuild the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own two Six Flags parks, Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks). Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $56,791,000 (as of 2006 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the Partnership Agreements) that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park. Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On December 31, 2004, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 2006 at both parks will aggregate approximately $246,600,000.

We lease under long-term leases the sites of Enchanted Village, Six Flags New Orleans, Six Flags Mexico, La Ronde and Six Flags Waterworld/Concord. We also lease Wyandot Lake and Waterworld/Sacramento under leases expiring after the 2006 season. We also lease portions of the site of Six Flags Kentucky Kingdom and a small parcel near Six Flags New England. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2005, 2004, and 2003, we recognized approximately $8,241,000, $8,581,000 and $7,617,000, respectively, of rental expense under these rent agreements.

Total rental expense, including office space and park sites, was approximately $14,206,000, $14,299,000 and $12,971,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum obligations under noncancellable operating leases, including site leases, at December 31, 2005, are summarized as follows (in thousands):

Year ending December 31,
2006	$10,525
2007	9,772
2008	9,458
2009	9,220
2010	8,948
2011 and thereafter	225,235
$273,158

We are party to a license agreement (the U.S. License Agreement) pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis. Based on current usage, the annual fee for 2005 was approximately $4,000,000.

In November 1999, we entered into license agreements (collectively the International License Agreement) pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use. Under the International License Agreement, the license fee is based on specified percentages of the gross revenues of the applicable parks. We have prepaid approximately $4,310,000 of international license fees.

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

On March 3, 2006, a jury verdict was rendered in the Ohio state court case styled Terri Wang, et al vs. Six Flags, Inc. et al. The jury awarded the plaintiffs approximately $1.1 million in compensatory damages and $2.5 million in punitive damages. Judgment has not been entered on the jury award. The case arose out of a head injury suffered by Ms. Wang when she was allegedly hit by a rock while riding a roller coaster at a park we then owned. The compensatory damage award is covered by insurance. Case law is unsettled with respect to coverage of the punitive damage award. We intend to vigorously contest both damage awards before the trail court and, if necessary, upon appeal as excessive, as unsupported by the evidence and inappropriate as a matter of law. Although the punitive damages award may not be directly covered by insurance, in the event the verdict stands, we believe that the law requires our insurance company to cover the entire verdict because of its wrongful refusal to settle within policy limits. We have commenced an action in Texas against our insurance company asserting this and other claims associated with the coverage issues.

We have guaranteed the payment of a $31.0 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. At December 31, 2005, $25,706,000 was outstanding under the loan. One of our partners in the joint venture also guaranteed the loan. Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have provided an $8.0 million letter of credit. We have entered into a management agreement to manage and operate the project.

Red Zone LLC has requested that we reimburse Red Zone for the expenses it incurred in connection with its consent solicitation. Our Board of Directors has authorized us to reimburse Red Zone for certain of its expenses, subject to the Audit Committee’s review of the expenses and its determination that the expenses were reasonable and subject further to approval of the reimbursement by our shareholders at our 2006 annual meeting. Red Zone has requested reimbursement for expenses that include financial advisory fees, legal fees, travel and other out of pocket expenses and compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees. The Audit Committee has retained independent counsel to assist it in its review of the expenses. As of the date of this Annual Report, the Audit Committee has not completed its review.

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

	2005	2004	2003
	(In thousands)
Theme park revenues	$1,089,682	998,590	1,007,276
Theme park cash expenses	(713,608)	(671,684)	(652,650)
Aggregate park EBITDA	376,074	326,906	354,626
Minority interest in earnings—EBITDA	(44,674)	(43,042)	(41,702)
Corporate expenses	(44,560)	(30,312)	(28,238)
Non-cash compensation	(2,794)	(643)	(101)
Other income (expense)	(45,255)	(65,286)	(28,642)
Minority interest in earnings—depreciation and other expense	4,880	5,356	5,705
Depreciation and amortization	(145,373)	(143,160)	(137,272)
Interest expense	(186,012)	(195,674)	(215,228)
Interest income	2,523	4,093	1,928
Loss from continuing operations before income taxes	$(85,191)	(141,762)	(88,924)

One of our parks is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2005, 2004 and 2003:

	Domestic	Foreign	Total
	(In thousands)
2005:
Long-lived assets	$2,993,896	141,124	3,135,020
Revenues	1,009,255	80,427	1,089,682
2004:
Long-lived assets	$3,018,933	135,486	3,154,419
Revenues	930,512	68,078	998,590
2003:
Long-lived assets	$3,098,585	125,870	3,224,455
Revenues	944,704	62,572	1,007,276

Long-lived assets include property and equipment and intangible assets.

(14)   Changes in Management and Strategy

Following a consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005 Mr. Snyder became Chairman of our Board of Directors and two other designees of Red Zone became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. Subsequently, six new directors were elected to our Board and five directors resigned, including two of the six new directors.

In 2006, our Board of Directors has approved substantial changes to senior management, including several park general managers, and new management has begun to effectuate a series of long-term operating initiatives including (i) expanding the family entertainment offering of the parks by adding additional shows, parades, fireworks and character events utilizing the Warner Bros. licensed property, (ii) enhancing the guest experience by improving the overall appearance and cleanliness of the parks, (iii) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold, (iv) redesigning our 2006 advertising campaign to emphasize the 45th anniversary of Six Flags and increasing the use of direct marketing and (v) increasing sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues.

The management change resulted in severance and other expenses of approximately $9.0 million in 2005 and a $3.6 million write off of costs incurred in projects that new management has determined not to pursue. These expenses are included in selling, general and administrative expenses in the accompanying 2005 Consolidated Statement of Operations.

We have entered into an amendment to the employment agreement of our Chief Financial Officer, pursuant to which, upon his termination of employment as of April 1, 2006, we will incur an additional $4.8 million of severence expense and issue to him options to purchase 75,000 shares and 25,000 shares of restricted stock. Including that severance expense, we expect approximately $8.1 million of severance and relocation expenses to be incurred in 2006.

In the first quarter of 2006, we granted options to purchase 2,100,000 shares of common stock to certain executives, options to purchase 660,000 shares of common stock to directors and 725,000 shares of restricted stock to certain executives. We currently estimate that these grants, coupled with prior grants, will result in stock-based compensation expense of approximately $8,178,000 in 2006.

New management has determined to (i) close the Oklahoma City corporate office, relocating certain employees to the New York City corporate office and the Dallas office, (ii) substantially expand the size and number of employees located in the New York City office, (iii) sell the two Oklahoma City parks and the Columbus, Ohio water park following the 2006 season. No costs associated with these 2006 decisions were accrued as of December 31, 2005. During 2006, we will reflect these operations as discontinued and incur and recognize the transition costs associated with the corporate and operating relocations.

(15)   Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2005 and 2004:

	2005
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$49,760,000	369,130,000	558,969,000	111,823,000	1,089,682,000
Net income (loss) applicable to common stock	(184,212,000)	5,609,000	190,195,000	(144,500,000)	(132,908,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.98)	0.06	2.04	(1.55)	(1.43)
Diluted	(1.98)	0.06	1.29	(1.55)	(1.43)

	2004
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$40,701,000	343,448,000	509,012,000	105,429,000	998,590,000
Net income (loss) applicable to common stock	(410,312,000)	(12,318,000)	50,874,000	(115,021,000)	(486,777,000)
Net income (loss) per weighted average common share outstanding:
Basic	(4.41)	(0.13)	0.55	(1.24)	(5.23)
Diluted	(4.41)	(0.13)	0.53	(1.24)	(5.23)

We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

See note 2 with respect to our loss on sale of discontinued operations during 2005 and 2004, which were primarily recognized in the fourth quarter of 2005 and the first quarter of 2004.

EXHIBIT INDEX

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
(a)	Asset Purchase Agreement, dated as of April 8, 2004, between Registrant and Cedar Fair L.L.P.—incorporated by reference from Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2004.
(b)

Share Purchase Agreement, dated as of April 8, 2004, between Registrant, Premier International Holdings Inc., Walibi Holding LLC and Star Parks Belgium Holdco S.A.—incorporated by reference from Exhibit 2.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2004.

(3) Articles of Incorporation and By-Laws:
(a)	Certificate of Designation of Series A Junior Preferred Stock of Registrant—incorporated by reference from Exhibit 2(1.C) to Registrant’s Form 8-A dated January 21, 1998.
(b)	Restated Certificate of Incorporation of Registrant, dated March 25, 1998—incorporated by reference from Exhibit 3 to Registrant’s Current Report on Form 8-K, filed on March 26, 1998.
(c)

Certificate of Designation, Rights and Preferences for 7½% Mandatorily Convertible Preferred Stock of Registrant—incorporated by reference from Exhibit 4(s) to Registrant’s Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(d)	Certificate of Amendment of Certificate of Incorporation of Registrant, dated July 24, 1998—incorporated by reference from Exhibit 3(p) to Registrant’s Form 10-K for the year ended December 31, 1998.
(e)	Certificate of Amendment of Certificate of Incorporation of Registrant, dated June 30, 2000—incorporated by reference from Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(f)

Certificate of Designation, Rights and Preferences for 7¼% Convertible Preferred Stock of Registrant—incorporated by reference from Exhibit 5 to Registrant’s Current Report on Form 8-K, filed on January 23, 2001.

(g)

Certificate of Amendment of Restated Certificate of Incorporation of Six Flags, Inc. dated June 29, 2005—incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

*(h)	Amended and Restated By-laws of Registrant.
Instruments Defining the Rights of Security Holders, Including Indentures:
(a)	Form of Common Stock Certificate—incorporated by reference from Exhibit 4(l) to Registrant’s Registration Statement on Form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.
(b)

Registration Rights Agreement, dated as of February 2, 2001, between Registrant, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc. and Scotia Capital (USA) Inc. with respect to Registrant’s 9 1/2% Senior Notes due 2009—incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-600060), filed on May 2, 2001.

(c)

Form of Deposit Agreement, dated as of January 23, 2001, among Registrant, The Bank of New York, as Depositary, and owners and holders of depositary receipts—incorporated by reference from Exhibit 12 to Registrant’s Form 8-A12B filed on January 23, 2001.

(d)

Form of Depository Receipt evidencing ownership of Registrant’s Preferred Income Equity Redeemable Securities—incorporated by reference from Exhibit 13 to Registrant’s Form 8-A12B filed on January 23, 2001.

(e)	Form of 7 1/4% Convertible Preferred Stock Certificate—incorporated by reference from Exhibit 14 to Registrant’s Form 8-A12B filed on January 23, 2001.
(f)

Indenture, dated as of February 11, 2002, between Registrant and The Bank of New York with respect to Registrant’s 8 7/8% Senior Notes due 2010—incorporated by reference from Exhibit 4(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(g)

Registration Rights Agreement, dated as of February 11, 2002 between Registrant and Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co., Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc.,

Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. with respect to Registrant’s 8-7/8% Senior Notes due 2010—incorporated by reference from Exhibit 4(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(h)

Indenture, dated as of April 16, 2003, between Registrant and The Bank of New York with respect to Registrant’s 9 3/4% Senior Notes due 2013—incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

(i)

Registration Rights Agreement, dated as of April 16, 2003, between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc. and Credit Lyonnais Securities (USA) Inc. with respect to Registrant’s 9 ¾% Senior Notes due 2013—incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

(j)

Indenture, dated as of December 5, 2003, between Registrant and The Bank of New York with respect to Registrant’s 9 5/8% Senior Notes due 2014—incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(k)

Registration Rights Agreement, dated as of December 5, 2003, between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc. with respect to Registrant’s 9 5/8% Senior Notes due 2014—incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(l)

Indenture, dated as of June 30, 1999, between Registrant and The Bank of New York with respect to Debt Securities—incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated July 2, 1999.

(m)

Second Supplemental Indenture, dated as of November 19, 2004, between Registrant and The Bank of New York with respect to Registrant’s 4.50% Convertible Senior Notes due 2015—incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on November 22, 2004.

(n)

Second Amended and Restated Rights Agreement, dated as of September 14, 2004, by and between Registrant and The Bank of New York—incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on September 15, 2004.

(o)

Registration Rights Agreement, dated as of January 18, 2005, between Registrant, Lehman Brothers Inc., Bear, Stearns & Co. Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc. and Calyon Securities (USA) Inc.—incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-122527), filed on February 4, 2005.

(10) Material Contracts:
(a)

Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987—incorporated by reference from Exhibit 10(i) to Form 10-K of Registrant for year ended December 31, 1987.

(b)

Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated October 18, 1989, between Frontier City Properties, Inc. as general partner, and the Registrant and Frontier City Properties, Inc. as limited partners—incorporated by reference from Exhibit 10(g) to the Registrant’s Current Report on Form 8-K dated October 18, 1989.

(c)

Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc.—incorporated by reference from Exhibit 10(o) to Registrant’s Form 10-K for the year ended December 31, 1995.

(d)	Registrant’s 1996 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10(z) to Registrant’s Form 10-K for the year ended December 31, 1997.
(e)

1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997—incorporated by reference from Exhibit 10(aa) to Registrant’s Form 10-K for the year ended December 31, 1997.

(f)

Purchase Option Agreement among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997—incorporated by reference from Exhibit 10(ab) to Registrant’s Form 10-K for the year ended December 31, 1997.

(g)

Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997—incorporated by reference from Exhibit 10(ac) to Registrant’s Form 10-K for the year ended December 31, 1997.

(h)

Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997—incorporated by reference from Exhibit 10(ad) to Registrant’s Form 10-K for the year ended December 31, 1997.

(i)

Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997—incorporated by reference from Exhibit 10(ae) to Registrant’s Form 10-K for the year ended December 31, 1997.

(j)

Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V.—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 15, 1997.

(k)

Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others—incorporated by reference from Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated February 9, 1998.

(l)

Agreement and Plan of Merger dated as of February 9, 1998, by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation—incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated March 25, 1998.

(m)	Registrant’s 1998 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10(ap) to Registrant’s Form 10-K for the year ended December 31, 1998.
(n)

Subordinated Indemnity Agreement dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 2(b) to Registrant’s Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(o)

Sale and Purchase Agreement dated as of October      , 1998 by and between Registrant and Fiesta Texas Theme Park, Ltd.—incorporated by reference from Exhibit 10(at) to Registrant’s Form 10-K for the year ended December 31, 1998.

(p)

Overall Agreement dated as of February 15, 1997 among Six Flags Fund, Ltd. (L.P.), Salkin II Inc., SFOG II Employee, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, Inc., Six Flags Over Georgia, Inc., Six Flags Series of Georgia, Inc., Six Flags Theme Parks Inc. and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10(au) to Registrant’s Form 10-K for the year ended December 31, 1998.

(q)

Overall Agreement dated as of November 24, 1997 among Six Flags Over Texas Fund, Ltd., Flags’ Directors LLC, FD-II, LLC, Texas Flags Ltd., SFOT Employee, Inc., SFOT Parks Inc. and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10(av) to Registrant’s Form 10-K for the year ended December 31, 1998.

(r)

Stock Purchase Agreement dated as of December 6, 2000 among Registrant, EPI Realty Holdings, Inc., Enchanted Parks, Inc., and Jeffrey Stock—incorporated by reference from Exhibit 10(bb) to Registrant’s Form 10-K for the year ended December 31, 2000.

(s)

Asset Purchase Agreement dated as of January 8, 2001 between Registrant and Sea World, Inc.—incorporated by reference from Exhibit 10(cc) to Registrant’s Form 10-K for the year ended December 31, 2000.

(t)

Emphyteutic Lease dated May 2, 2001 between Ville de Montreal and Parc Six Flags Montreal, S.E.C.—incorporated by reference from Exhibit 10(gg) to Registrant’s Form 10-K for the year ended December 31, 2001.

(u)

Amended and Restated Credit Agreement, dated July 8, 2002 among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto—incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(v)

Lease Agreement dated August 23, 2002, between Industrial Development Board of the City of New Orleans, Louisiana and SFJ Management Inc.—incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(w)	Registrant’s 2001 Stock Option and Incentive Plan—incorporated by reference from Exhibit 4(dd) to Registrant’s Form 10-K for the year ended December 31, 2002.
(x)	Registrant’s Stock Option Plan for Directors—incorporated by reference from Exhibit 4(ee) to Registrant’s Form 10-K for the year ended December 31, 2002.

(y)

First Amendment, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative Agent—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2003.

(z)

Optional Increase Amendment, dated as of January 14, 2004, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative Agent—incorporated by reference from Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

(aa)

Amendment No. 1 Subordinated Indemnity Agreement dated November 5, 1999, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10 (bb) to Registrant’s Form 10-K for the year ended December 31, 2003.

(bb)

Amendment No. 2 Subordinated Indemnity Agreement, dated June 12, 2004, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10 (cc) to Registrant’s Form 10-K for the year ended December 31, 2003.

(cc)

Employment Agreement, dated as of December 31, 2003, between Registrant and Kieran E. Burke—incorporated by reference from Exhibit 10 (dd) to Registrant’s Form 10-K for the year ended December 31, 2003.

(dd)

Employment Agreement, dated as of December 31, 2003, between Registrant and James F. Dannhauser—incorporated by reference from Exhibit 10 (ee) to Registrant’s Form 10-K for the year ended December 31, 2003

(ee)

Third Amendment, dated as of March 26, 2004, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent—incorporated by reference from Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-112600), filed on June 1, 2004.

(ff)	Form of Indemnity Agreement—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 15, 2004.
(gg)

Fourth Amendment, dated as of November 4, 2004, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent—incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed on November 15, 2004.

(hh)

Fifth Amendment, dated as of April 22, 2005, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent—incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2005.

(ii)	2004 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006.
(jj)	Form of Employee Severance Agreement—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on July 22, 2005.
*(kk)

Sixth Amendment, dated as of December 23, 2005, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent.

(ll)

Termination Agreement between Six Flags, Inc. and Kieran E. Burke, dated December 23, 2005—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 30, 2005.

(mm)

Amendment to Employment Agreement, between Six Flags, Inc., Six Flags Operations Inc. and James F. Dannhauser, dated December 23, 2005—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on December 30, 2005.

*(nn)	Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated January 17, 2006.
*(oo)	Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated January 17, 2006.
*(pp)	Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated January 17, 2006.
*(qq)	Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated January 17, 2006.
*(rr)	Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated January 23, 2006.
*(12)	Computation of Ratio of Earnings to Fixed Charges.
*(21)	Subsidiaries of the Registrant.
*(23.1)	Consent of KPMG LLP.
*(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.