Form 10-Q
period 2006-03-31
SIX FLAGS INC
filed 2006-05-10
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1540 Broadway, 15TH Fl., New York, NY 10036

(Address of Principal Executive Offices, Including Zip Code)

(212) 652-9403

(Registrant’s Telephone Number, Including Area Code)

122 E. 42nd Street, New York, NY 10168

(Former Address of Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 1, 2006, Six Flags, Inc. had 94,314,728 outstanding shares of Common Stock, par value $.025 per share.

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

A more complete discussion of these factors and other risks applicable to our business is contained in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005. See “Available Information” below.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,423,000	$81,534,000
Accounts receivable	50,392,000	51,308,000
Inventories	38,547,000	27,164,000
Prepaid expenses and other current assets	49,824,000	39,797,000
Total current assets	149,186,000	199,803,000

Other assets:
Debt issuance costs	41,804,000	43,897,000
Deposits and other assets	23,899,000	36,123,000
Total other assets	65,703,000	80,020,000

Property and equipment, at cost	2,820,281,000	2,812,258,000
Less accumulated depreciation	928,304,000	908,944,000
Total property and equipment	1,891,977,000	1,903,314,000

Assets held for sale	97,218,000	119,154,000
Intangible assets, net of accumulated amortization	1,189,243,000	1,189,631,000
Total assets	$3,393,327,000	$3,491,922,000

See accompanying notes to consolidated financial statements

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,194,000	$31,101,000
Accrued compensation, payroll taxes and benefits	21,333,000	17,101,000
Accrued insurance reserves	31,981,000	32,826,000
Accrued interest payable	53,158,000	34,022,000
Other accrued liabilities	36,224,000	35,433,000
Deferred income	31,977,000	7,289,000
Current portion of long-term debt	207,851,000	113,601,000
Total current liabilities	426,718,000	271,373,000

Long-term debt	2,127,178,000	2,128,756,000

Minority interest	42,539,000	56,277,000

Other long-term liabilities	48,366,000	43,592,000

Deferred income taxes	12,945,000	14,345,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	283,653,000	283,371,000

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—

Common stock, $.025 par value, 210,000,000 shares authorized and 94,221,461 and 93,201,528 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,356,000	2,330,000

Capital in excess of par value	1,756,127,000	1,750,925,000
Accumulated deficit	(1,288,581,000)	(1,042,042,000)
Accumulated other comprehensive income (loss)	(17,974,000)	(17,005,000)

Total stockholders’ equity	451,928,000	694,208,000

Total liabilities and stockholders’ equity	$3,393,327,000	$3,491,922,000

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
Revenue:
Theme park admissions	$19,877,000	$23,427,000
Theme park food, merchandise and other	22,821,000	26,114,000
Total revenue	42,698,000	49,541,000

Operating costs and expenses:
Operating expenses	92,535,000	82,165,000
Selling, general and administrative (including stock-based compensation of $9,063,000 in 2006 and $288,000 in 2005)	60,077,000	35,887,000
Costs of products sold	4,009,000	4,887,000
Depreciation	36,074,000	34,484,000
Amortization	219,000	223,000
Total operating costs and expenses	192,914,000	157,646,000
Loss from operations	(150,216,000)	(108,105,000)

Other income (expense):
Interest expense	(48,811,000)	(46,525,000)
Interest income	1,011,000	1,763,000
Minority interest in loss	8,977,000	6,563,000
Equity in operations of partnerships	(128,000)	—
Early repurchase of debt	—	(19,303,000)
Other income (expense)	(19,034,000)	(2,901,000)
Total other income (expense)	(57,985,000)	(60,403,000)
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(208,201,000)	(168,508,000)
Income tax expense	167,000	955,000
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(208,368,000)	(169,463,000)

Discontinued operations	(31,641,000)	(9,256,000)

Loss before cumulative effect of a change in accounting principle	(240,009,000)	(178,719,000)

Cumulative effect of a change in accounting principle (see Note 1)	(1,038,000)	—

Net loss	$(241,047,000)	$(178,719,000)
Net loss applicable to common stock	$(246,540,000)	$(184,212,000)

Weighted average number of common shares outstanding - basic and diluted:	93,906,000	93,104,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(2.28)	$(1.88)
Discontinued operations	(0.34)	(0.10)
Cumulative effect of change in accounting principle	(0.01)	—
Net loss	$(2.63)	$(1.98)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

Net loss	$(241,047,000)	$(178,719,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(975,000)	(1,314,000)
Net change in fair value of derivative instruments	7,000	(1,290,000)
Reclassifications of amounts taken to operations	(1,000)	785,000

Comprehensive loss	$(242,016,000)	$(180,538,000)

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
Cash flow from operating activities:
Net loss	$(241,047,000)	$(178,719,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,293,000	34,707,000
Minority interest in loss	(8,977,000)	(6,563,000)
Partnership and joint venture distributions	(4,761,000)	(3,980,000)
Non-cash compensation	9,063,000	288,000
Cumulative effect of a change in accounting principle	1,038,000	—
Interest accretion on notes payable	59,000	81,000
Early repurchase of debt	—	19,303,000
Loss on discontinued operations	23,180,000	2,775,000
Amortization of debt issuance costs	2,093,000	2,107,000
Other, including write-off of fixed assets	19,001,000	3,362,000
(Increase) decrease in accounts receivable	922,000	(4,752,000)
Increase in inventories, prepaid expenses and other current assets	(21,593,000)	(19,244,000)
Decrease in deposits and other assets	12,224,000	797,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	41,923,000	44,142,000
Increase in accrued interest payable	19,136,000	8,275,000
Deferred income tax expense (benefit)	(1,198,000)	123,000
Total adjustments	128,403,000	81,421,000
Net cash used in operating activities	(112,644,000)	(97,298,000)

Cash flow from investing activities:
Additions to property and equipment	(45,849,000)	(51,846,000)
Capital expenditures of discontinued operations	(82,000)	(753,000)
Maturities of restricted-use investments	—	134,508,000
Proceeds from sale of assets	18,000	84,000
Net cash provided by (used in) investing activities	(45,913,000)	81,993,000

Cash flow from financing activities:
Repayment of borrowings	(51,137,000)	(322,273,000)
Proceeds from borrowings	143,750,000	342,525,000
Cash proceeds from issuance of common stock	163,000	—
Payment of cash dividends on preferred stock	(5,211,000)	(5,211,000)
Payment of debt issuance costs	—	(4,234,000)
Net cash provided by financing activities	87,565,000	10,807,000

Effect of exchange rate changes on cash	(119,000)	(125,000)

Decrease in cash and cash equivalents	(71,111,000)	(4,623,000)

Cash and cash equivalents at beginning of year	81,534,000	68,807,000
Cash and cash equivalents at end of period	$10,423,000	$64,184,000
Supplemental cashflow information:

Cash paid for interest	$27,522,000	$36,063,000
Cash paid for income taxes	$1,207,000	$1,013,000

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

As of March 31, 2006, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.

In October 2005, we permanently closed Six Flags AstroWorld in Houston and have entered into an agreement to sell the 104 acre site on which the park is located for an aggregate purchase price of $77 million. The sale has been approved by our lenders under the Credit Facility (see Note 4(a)) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes. The agreement is subject to customary conditions to closing, including without limitation conditions relating to the physical and environmental condition of the land. Although the closing is expected to occur on or about June 1, 2006, we can not give any assurance that the sale will be completed. We have relocated select rides, attractions and other equipment from AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment. See Note 3.

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season. In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season. We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park. If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term. The accompanying consolidated financial statements as of and for all periods presented reflect select assets of Six Flags AstroWorld, our Oklahoma City parks, Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations. See Note 3.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season and will not open during the 2006 season. See Note 5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes. Our annual report on Form 10-K for the year ended December 31, 2005 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (which are normal and recurring) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2006 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

Basis of Presentation

The consolidated financial statements include our accounts, our majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Marine World as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The equity interests owned by non-affiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest. The portion of earnings or loss from these parks owned by non-affiliated parties in these entities is reflected as minority interest in (earnings) loss in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

Income Taxes

Income taxes are accounted for under the asset and liability method. At December 31, 2005, we had recorded a valuation allowance of $196,783,000 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss, capital loss, and tax credit carryforwards, before they expire. Due to the seasonal nature of our business, we generate a net loss in the first quarter which is larger than the full year results. As a result, and in light of the uncertainties referred to in the preceding sentence, we added $86,448,000 and $67,246,000 to the valuation allowance at March 31, 2006 and March 31, 2005, respectively, in respect of the net loss before income taxes generated during the first quarter of 2006 and 2005.

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

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation.

The Partnership Parks are also party to interest rate swap agreements with respect to an aggregate of $3,000,000 of indebtedness at March 31, 2006 and December 31, 2005.

During the first quarters of 2006 and 2005, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first quarters of 2006 and 2005, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

No transactions or events are expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations. The maximum term over which we are hedging exposures to the variability of cash flows for interest rate risk is 8 months.

Loss Per Common Share

The weighted average number of shares of Common Stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2006 and 2005 does not include the effect of potential common shares issuable upon the exercise of employee stock options, the impact in either period of the potential conversion of our outstanding convertible preferred stock or the impact of the potential conversion of the $299,000,000 principal amount of our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) issued in November 2004, as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. The Convertible Notes are convertible into 47,087,000 shares of common stock, although we can satisfy conversion by delivering cash in lieu of shares. See Note 4(f).

Preferred stock dividends and amortization of related issue costs of $5,493,000 were included in determining net loss applicable to common stock in 2006 and 2005.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options. Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R). Results for periods prior to January 1, 2006 have not been restated. During the three months ended March 31, 2006 and 2005, stock-based compensation was $9,063,000 and $288,000, respectively.

As a result of adopting SFAS 123 (R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options and our loss before income taxes is $ 4,347,000 higher than if we had continued to account for stock-based payment arrangements under APB 25. Basic and diluted loss per share in the quarter would have been $2.58 if we had not adopted SFAS 123 (R), compared to reported basic and diluted loss per share of $2.63.

No compensation expense has been recognized for the unconditional stock options in the consolidated financial statements for the three months ended March 31, 2005. Had we determined compensation expense based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net loss applicable to common stock would have been increased to the pro forma amounts below:

Three months ended
March 31, 2005
Net loss applicable to common stock:
As reported	$(184,212,000)
Add: Noncash compensation	288,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(731,000)
Pro forma	$(184,655,000)
Net loss per weighted average
common share outstanding — basic and diluted:
As reported	$(1.98)
Pro forma	$(1.98)

Our Stock Option and Incentive Plans

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock, and other stock-based awards. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which eligible employees and directors will receive awards, the types of awards to be received, and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards. As of March 31, 2006, options to purchase 5,203,000 shares of our common stock and 700,000 shares of restricted stock were outstanding under our Plans and approximately 1,155,000 shares were available for future grant.

Stock Options:

Options granted under the Plans may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of our stock at the date of grant. These option awards generally vest 20% per annum, commencing with the date of grant, and have a contractual term of either 7 or 10 years. In addition, our President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that become exercisable only if certain market prices of our common stock are maintained for consecutive 90 day periods. For equity based awards without a market condition event, compensation expense is generally recognized on a straight-line basis over the requisite service period which is normally the vesting period. For liability based awards and awards with a market condition event, each vesting tranche is accounted for as a separate award with its own grant date fair value and requisite service period.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility was calculated based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis in 2006 and monthly basis in 2005. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted in the three months ended March 31, 2006 and 2005 are as follows:

	March 31,
	2006		2005
	Employees	Directors	Employees	Directors
Risk-free interest rate	4.55	4.55	3.71	3.81
Expected life (in years)	5.00	6.25	5.00	5.00
Expected volatility	60%	55%	79%	79%
Expected dividend yield	—	—	—	—

A summary of the status of our stock option awards as of March 31, 2006 and changes during the quarter then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($ 000)
Balance at Jan. 1, 2006	3,323,000	16.48	2.94	1,221
Granted	2,920,000	9.47	9.32	2,134
Exercised	(736,000)	6.87	—	2,673
Canceled or exchanged	—
Forfeited	(304,000)	10.13	—
Expired	—
Balance at Mar. 31, 2006	5,203,000	14.28	5.96	3,117
Options exercisable at Mar. 31, 2006	2,849,000	18.37	3.00	1,057

The weighted average grant date fair value of our option awards granted during the quarters ended March 31, 2006 and 2005 was $9.47 and $4.95, respectively. The total intrinsic value of options exercised during the same period was $2.7 million and $0 million, respectively. The total fair value of options that vested during the three months ended March 31, 2006 and 2005, was $4.1 million and $1.8 million, respectively.

The number of options and shares of restricted stock granted in the first quarter of 2006 represent, in part, the December 2005 management change, the resulting new members of senior management and the issuance and vesting of options and restricted stock to our former chief financial officer under his employment and termination agreements.

As of March 31, 2006, there was $12.0 million of unrecognized compensation expense related to our option awards. The weighted average period over which that cost is expected to be recognized is 3.59 years.

Restricted Stock:

Restricted shares of our common stock may be awarded under the Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Of the 750,000 shares of restricted stock granted during the first quarter of 2006, (i) 50,000 vested on March 31, 2006 upon the resignation of our former chief financial officer, (ii) 450,000 shares will vest in three equal annual installments, commencing January 2007, and (iii) 250,000 shares will vest in two equal annual installments in January 2009 and 2010.

A summary of the status of our restricted stock awards as of March 31, 2006 and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2006	162,500	$7.44
Granted	750,000	$9.53
Vested	212,500	$7.80
Forfeited	—	—
Non-vested Balance at March 31, 2006	700,000	$9.57

The weighted average grant date fair value per share of our restricted stock awards granted during the quarters ended March 31, 2006 and 2005 was $9.53 and $5.62, respectively. The total grant date fair value of our restricted stock distributed during the quarters ended March 31, 2006 and 2005 was $7.1 million and $0.4 million, respectively. The total fair value of restricted stock that vested during the three months ended March 31, 2006 and 2005, was $1.7 million and $0.7 million, respectively. As of March 31, 2006, there was $6.3 million of unrecognized compensation costs related to our restricted stock awards. The weighted average period over which that cost is expected to be recognized is 2.96 years.

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

Prior to August 15, 2009, each of the PIERS is convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject to adjustment in certain circumstances (the “Conversion Price”). In addition, we may cause the PIERS, in whole or in part, to be automatically converted at the then applicable conversion rate if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of our common stock exceeds 120% of the then prevailing Conversion Price. On August 15, 2009, the PIERS are mandatorily redeemable in cash equal to 100% of the liquidation preference (initially $25.00 per PIERS), plus any accrued and unpaid dividends.

3.             Disposition of Theme Parks

In October 2005, we permanently closed Six Flags AstroWorld in Houston and have entered into an agreement to sell the 104 acre site on which the park is located for an aggregate purchase price of $77 million. The sale has been approved by our lenders under the Credit Facility (see Note 4(a)) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes. The agreement is subject to customary conditions to closing, including without limitation conditions relating to the physical and environmental condition of the land. Although the closing is expected to occur on or about June 1, 2006, we can not give any assurance that the sale will be completed. We have relocated select rides, attractions and other equipment from AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment.

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season. In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season. We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park. If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term. The accompanying consolidated financial statements as of and for all periods presented reflect select assets of Six Flags AstroWorld, our Oklahoma City parks, Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of AstroWorld, our Oklahoma City parks, Columbus water park and Sacramento water park as discontinued operations. The assets of these facilities have been classified as “Assets held for sale” in the March 31, 2006 and December 31, 2005 consolidated balance sheets and consists of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Inventories, prepaid expenses and other current assets	$1,568	$1,396
Property, plant and equipment, net	56,387	75,347
Goodwill, net	39,263	42,411
Total assets held for sale	$97,218	$119,154

The net loss from discontinued operations was classified on the consolidated statements of operations for the quarters ended March 31, 2006 and 2005 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating revenue	$231	$4,838
Loss on sale of discontinued operation	—	—
Loss from discontinued operations before income taxes	(2,388)	(9,256)
Impairment of assets held for sale	(29,253)	—
Net results of discontinued operations	$(31,641)	$(9,256)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

4.             Long-Term Indebtedness

(a)           On November 5, 1999, Six Flags Theme Parks Inc. (SFTP), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary (“Six Flags Operations”), entered into a senior credit facility (the Credit Facility), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004, November 5, 2004, April 22, 2005, December 23, 2005 and April 21, 2006. The Credit Facility includes a $300,000,000 five-year working capital revolving credit facility ($190,000,000 and $135,000,000 of which was outstanding at March 31, 2006 and 2005 respectively), a $100,000,000 multicurrency revolver facility (of which none was outstanding at March 31, 2006 or 2005, excluding letters of credit in the amounts of $32,737,000 and $22,787,000 on those dates) and a six-year term loan ($643,538,000 and $650,088,000 of which was outstanding at March 31, 2006 and 2005, respectively). The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At March 31, 2006, the weighted average interest rate for borrowings under the working capital revolver and the term loan was 6.96% and 7.11%, respectively. The working capital revolver and the multicurrency facility permit optional prepayments and reborrowings and terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. A commitment fee of 0.50% of the unused credit of the working capital revolver and multicurrency facility is due quarterly in arrears. The principal borrower under the Credit Facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.

On November 25, 2003, we entered into an amendment to the Credit Facility pursuant to which we amended the covenants relating to the leverage ratio through 2005 and the fixed charge coverage ratio through June 30, 2007, in order to provide us with additional financial flexibility. In addition, pursuant to the amendment we are permitted to enter into fixed-to-floating rate debt swap agreements so long as our total floating rate debt does not exceed 50% of our total debt as of the swap date. In exchange for our lenders’ consent to the amendment, we agreed to an increase of 0.25% in the interest rates we are charged on our borrowings under the Credit Facility.

On January 14, 2004, we completed a $130,000,000 increase of the term loan portion of the Credit Facility and used all of the proceeds of the additional loan to redeem the remaining balance of our 9 ¾% Senior Notes due 2007, then outstanding. See Note 4(b) below. In March 2004, we amended the term loan in order to permit the sales of our Cleveland park and European division. In April 2004, we permanently repaid $75,000,000 of the term loan from a portion of the proceeds of these sales and recognized a gross loss of $1,216,000 for the write off of debt issuance costs.

On November 5, 2004, we entered into an additional amendment to the Credit Facility which further relaxed the leverage ratio through 2006 and the fixed charge coverage ratio through 2007. In exchange for our lenders’ consent to the amendment, we agreed to a further increase of 0.25%, in certain circumstances, in the interest rates we are charged on our borrowings under the Credit Facility. We also agreed to pay a 1% prepayment penalty if we refinance all or any portion of the term loans outstanding under the Credit Facility prior to November 4, 2005.

On April 22, 2005, we amended the Credit Facility to permit our Canadian subsidiary that owns our Montreal park to incur up to Canadian $35.0 million of secured debt to finance improvements at that park and to increase from $25.0 million to $40.0 million the letter of credit capacity under the Credit Facility.

On December 23 2005, we entered into an amendment to the Credit Facility to permit the sale of the Astro World site. The proceeds may be used to repay our debt, debt of Six Flags Operations or SFTP, or to make capital expenditures.

As of April 21, 2006, we amended the Credit Facility to (i) reduce by 0.25% the interest rate on the term loan, (ii) to eliminate amortization on the multicurrency revolver and the provision of the working capital revolver that required the facility to be repaid in full for 30 consecutive days each year, (iii) permit us to borrow up to an additional $300.0 million in term loans under the Credit Facility and (iv) permit us to make asset dispositions of up to $300.0 million without seeking lender approval. The proceeds of any transaction referred to in clauses (iii) and (iv) above may be used to refinance Holdings’ public debt, redeem its PIERS, make required payments to our partners at Six Flags Over Georgia and Six Flags Over Texas and, in the case of asset sales, pay up to $100.0 million to acquire, restore or construct assets.

The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to March 31, 2006) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in Six Flags Over Georgia and Six Flags Over Texas) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

(b)           On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the 2009 Senior Notes). As of December 31, 2004, we had repurchased $70.3 million of the 2009 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations and a portion of the proceeds of the November 2004 offering of our 4 ½% Convertible Senior Notes due 2015 (the Convertible Notes). See Note 4(f). A gross loss of $3,922,000 due to the repurchase of the 2009 Notes was recognized in 2004. On February 1, 2005 we redeemed $123,500,000 aggregate principal amount of the 2009 Notes with a portion of the net proceeds of the Convertible Notes. We redeemed the balance of the 2009 Notes on February 7, 2005 with the proceeds of the January 2005 offering of $195,000,000 of additional 9 5/8% Senior Notes due 2014 (see Note 4(e)). A gross loss of $19,303,000 due to the redemptions of the 2009 Notes was recognized in the first quarter of 2005.

(c)           On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes). As of December 31, 2004, we had repurchased $179.7 million of the 2010 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations and a portion of the proceeds of the November 2004 offering of our Convertible Notes (see Note 4(f)). A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. We have not repurchased or retired any additional 2010 Senior Notes since December 31, 2004. The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2010 Senior Notes require annual interest payments of approximately $26,652,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

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

(e)           On December 5, 2003, Holdings issued $325,000,000 principal amount of 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes. A gross loss of $837,000 due to this repurchase was recognized in 2004. In January 2005, we issued an additional $195,000,000 of 2014 Senior Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of the 2009 Senior Notes (see Note 4(b)). The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2014 Senior Notes require annual interest payments of approximately $48,476,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014. The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity. The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the original issuance of 2014 Senior Notes were used to redeem other senior notes of Holdings.

(f)            On November 19, 2004, Holdings issued $299,000,000 principal amount of Convertible Notes. The Convertible Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of Convertible Notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock. The Convertible Notes require annual interest payments of approximately $13,455,000 (4 ½% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015. The Convertible Notes are redeemable, at Holdings’ option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity. The net proceeds of the Convertible Notes were used to repurchase and redeem a portion of the 2009 Senior Notes (see Note 4(b)) and repurchase a portion of the 2010 Senior Notes (see Note 4 (c)).

5.             Commitments and Contingencies

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season and will not open in 2006. We have determined that our carrying value of the assets destroyed is approximately $32.5 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. We have initiated property insurance claims, including business interruption, with our insurers. Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we have established an insurance receivable at March 31, 2006, in an amount equal to the prior carrying value of those assets, $32.5 million. We cannot estimate at this time when the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds from the damage of the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

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

We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park. Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On March 31, 2006, we owned approximately 25.3% and 37.5%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in April 2005 and approximately 0.52 units were tendered in 2006. The maximum unit purchase obligations for 2007 at both parks will aggregate approximately $276.8 million.

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

On March 3, 2006, a jury verdict was rendered in the Ohio state court case styled Terri Wang, et al vs. Six Flags, Inc. et al. The jury awarded the plaintiffs approximately $1.1 million in compensatory damages and $2.5 million in punitive damages. Judgment has not been entered on the jury award. The case arose out of a head injury suffered by Ms. Wang when she was allegedly hit by a rock while riding a roller coaster at a park we then owned. The compensatory damage award is covered by insurance. Case law is unsettled with respect to coverage of the punitive damage award. We intend to vigorously contest both damage awards before the trial court and, if necessary, upon appeal as excessive, as unsupported by the evidence and inappropriate as a matter of law. Although the punitive damages award may not be directly covered by insurance, in the event the verdict stands, we believe that the law requires our insurance company to cover the entire verdict because of its wrongful refusal to settle within policy limits. We have commenced an action in Texas against our insurance company asserting this and other claims associated with the coverage issues.

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

In December 2004, we guaranteed the payment of a $32.1 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great

Escape park near Lake George, New York, which opened in February 2006. At March 31, 2006, $30,743,000 was outstanding under the loan. We have also guaranteed a $1.0 million working capital revolving facility. Our guarantee of the term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The revolving facility terminates in March 2007. As security for the guarantee, we have provided an $8.0 million letter of credit. We also entered into a management agreement to manage and operate the project.

Red Zone LLC (“Red Zone”) has requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation. By virtue of the consent solicitation, three individuals designated by Red Zone, including Daniel M. Snyder, the Chairman of our Board, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board. Our Board of Directors has authorized us to reimburse Red Zone for the reasonable expenses Red Zone incurred in connection with its consent solicitation subject to approval by our shareholders. Red Zone has requested reimbursement for expenses that include financial advisory fees, legal fees, travel, compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees and other out of the pocket expenses. The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone’s expenses would be reasonable. Shareholders will determine whether to approve this reimbursement at the 2006 Annual Meeting on May 25, 2006. If so approved, we will recognize the reimbursement expense in the second quarter of 2006.

6.                                      Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned by us, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World.

In April 1, 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park. We also have an option through February 2010 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of cash flow).

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,706,000 and $2,791,000 as of March 31, 2006 and December 31, 2005, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

See Note 5 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks).

7.                                      Business Segments

We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization (“EBITDA”). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, we have only one reportable segment - operation of theme parks. The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation, amortization and stock-based non-cash compensation, and all non-operating expenses.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Theme park revenue	$42,698	$49,541
Theme park cash expenses	(125,632)	(116,397)
Aggregate park EBITDA	(82,934)	(66,856)
Minority interest in earnings - EBITDA	7,757	5,343
Equity in Operations of Affiliates - EBITDA	103	—
Corporate expenses	(21,926)	(6,254)
Stock-based compensation	(9,063)	(288)
Other income (expense)	(19,034)	(22,204)
Equity in Operations of Affiliates	(231)	—
Minority interest in earnings — depreciation and other expense	1,220	1,220
Depreciation and amortization	(36,293)	(34,707)
Interest expense	(48,811)	(46,525)
Interest income	1,011	1,763
Income (loss) from continuing operations before income taxes	$(208,201)	$(168,508)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first quarter of 2006 and 2005.

	(In thousands)
2006	Domestic	International	Total
Long-lived assets	$2,939,709	$141,511	$3,081,220
Revenue	31,582	11,116	42,698

	(In thousands)
2005	Domestic	International	Total
Long-lived assets	$2,989,670	$133,196	$3,122,866
Revenue	36,675	12,866	49,541

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

In February 2006, we announced we were “freezing” our pension plan effective April 1, 2006, pursuant to which participants will no longer continue to earn future pension benefits. The freeze resulted in a curtailment loss of $3,125,000 during the first quarter of 2006.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2006	2005
Service cost	$1,739,000	$1,527,000
Interest cost	2,344,000	2,298,000
Expected return on plan assets	(2,361,000)	(2,205,000)
Amortization of prior service cost	52,000	140,000
Recognized net actuarial loss	415,000	687,000
Curtailment loss	3,125,000	—
Total net periodic benefit cost	$5,314,000	$2,447,000

Weighted-average assumptions used to determine net cost

Discount rate	5.750%	5.875%
Rate of compensation increase	4.000%	3.750%
Expected return on plan assets	8.000%	8.500%

Employer Contributions

We expect to contribute approximately $6,477,000 to the Plan during fiscal year 2006. During the three months ended March 31, 2006, we made a pension contribution of approximately $1,347,000.

Item 2 — Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three-month period ended March 31, 2006 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred throughout the year.

As of March 31, 2006, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico City, Mexico and one park in Montreal, Canada.

In October 2005, we permanently closed Six Flags AstroWorld in Houston and have entered into an agreement to sell the 104 acre site on which the park is located for an aggregate purchase price of $77 million. The sale has been approved by our lenders under our Credit Facility (see Note 4(a) to Notes to Consolidated Financial Statements) and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes. The agreement is subject to customary conditions to closing, including without limitation conditions relating to the physical and environmental condition of the land. Although the closing is expected to occur on or about June 1, 2006, we can not give any assurance that the sale will be completed. We have relocated select rides, attractions and other equipment from AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment. See Note 3 to Notes to Consolidated Financial Statements.

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season. In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season. We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park. If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term. Our consolidated financial statements as of and for all periods presented reflect select assets of Six Flags AstroWorld, our Oklahoma City parks, Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements.

Six Flags New Orleans sustained extensive damage in Hurricane Katrina in late August 2005, did not reopen during the 2005 season and will not open in 2006. We have determined that our carrying value of the assets destroyed is approximately $32.5 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. We have initiated property insurance claims, including business interruption, with our insurers. Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we have established an insurance receivable at March 31, 2006, in an amount equal to the carrying value of those assets, $32.5 million. We cannot estimate at this time when the park will be back in operation. We are contractually committed to rebuild the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct. See Note 5 to Notes to Consolidated Financial Statements.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 47% of revenues in the first quarter 2006) and the sale of food, merchandise, parking, games and attractions inside our parks as well as sponsorship revenue. Revenues in the first quarter of 2006 decreased 14% over the comparable period of 2005, due largely to the reduced number of operating days in the 2006 quarter. However, revenues for the first quarter of any year are not particularly meaningful since most of our parks are not in full operation during the first quarter.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. Our expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two designees of Red Zone became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors has approved substantial changes to senior management, including several park general managers and new management has begun to effectuate a series of long-term operating initiatives including (i) expanding the family entertainment offering of the parks by adding additional shows, parades, fireworks and character events utilizing the Warner Bros. licensed property, (ii) enhancing the guest experience by improving the overall appearance and cleanliness of the parks, (iii) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold, (iv) redesigning our 2006 advertising campaign to emphasize the 45th Anniversary of Six Flags and increasing the use of direct marketing and (v) increasing future sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) discussed our most critical accounting policies. As of March 31, 2006, we have increased our valuation allowance in respect of income taxes by $86,488,000 as described in Note 1 to Notes to the Consolidated Financial Statements. Except for the foregoing, there have been no material developments with respect to any critical accounting policies discussed in the 2005 Form 10-K since December 31, 2005. However, as described in Note 1 to Notes to Consolidated Financial Statements, we adopted SFAS 123 (R), relating to stock-based compensation beginning January 1, 2006.

Summary of Operations

Summary data for the three months ended March 31 were as follows (in thousands, except per capita revenue):

	Three months ended March 31,		% Changes
	2006	2005	2006 v. 2005
Total revenue	$42,698	$49,541	(13.8)%
Operating expenses	92,535	82,165	12.6
Selling, general and administrative	60,077	35,887	67.4
Costs of products sold	4,009	4,887	(18.0)
Depreciation and amortization	36,293	34,707	4.6
Loss from operations	(150,216)	(108,105)	39.0
Interest expense, net	(47,800)	(44,762)	6.8
Minority interest in earnings	8,977	6,563	36.8
Equity in operations of partnerships	(128)	—	N/A
Early repurchase of debt	—	(19,303)	N/A
Other expense	(19,034)	(2,901)	556.1
Loss from continuing operations before income taxes	(208,201)	(168,508)	23.6
Income tax expense (benefit)	167	955	(82.5)
Loss from continuing operations before income taxes	$(208,368)	$(169,463)	23.0%

Other Data:
Attendance	1,150	1,501	(23.4)%
Per capita revenue	$37.13	$33.00	12.5

Three months ended March 31, 2006 vs. three months ended March 31, 2005

Revenue in the first quarter of 2006 totaled $42.7 million compared to $49.5 million for the first quarter of 2005, representing a 13.8% decrease. The decrease arose out of a reduction of 351,000 (23.4%) in attendance compared to the prior year period. Per capita revenue (representing total revenue divided by total attendance) increased by $4.13 (12.5%) in the 2006 quarter. The attendance decrease was caused largely by 19 fewer park operating days in 2006 compared to the prior year, reflecting Easter and spring break holidays having occurred in the second quarter of 2006, as opposed to the first quarter of 2005. In addition, the attendance decline reflected in part an unfavorable weather impact in California, the location of two of our parks with meaningful first quarter operations, the prohibition by the Mexican government of school outings at parks, such as our park in Mexico City, which also has meaningful first quarter operations, the closing of Six Flags New Orleans during the 2006 quarter, as well as a strategic decision to delay marketing until closer to the beginning of our park season. Per capita revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita. Admissions revenue per capita increased 10.7% in the first quarter or 2006, compared to prior year, and is driven primarily by price and ticket mix (i.e. season tickets, main gate, group sales and other discounted tickets). Food, merchandise and other revenue per capita increased 16.0% in the first quarter of 2006 driven by price, attendance mix and demographics (e.g., teens as opposed to families) and length of stay.

Operating expenses for the first quarter of 2006 increased $10.4 million compared to expenses for the first quarter of 2005. The increase represents anticipated increases in salaries, wages and benefits ($8.1 million) including an increase in pension expense ($2.8 million) due to the curtailment loss related to the pension freeze, and severance payments due to management changes ($1.2 million). Operating expenses in 2006 also reflect an increase in repair and maintenance expense ($1.6 million) due to our guest enhancement program.

Selling, general and administrative expenses for the first quarter of 2006 increased $24.2 million compared to comparable expenses for the first quarter of 2005. The increase largely reflects an increase in salaries, wages, and benefits ($19.5 million) driven by an increase in stock-based compensation expense  ($8.8 million) related to the adoption of SFAS 123(R), as well as anticipated increases in salaries, wages, and benefits ($10.7 million) primarily due to severance and other expenses related to the December 2005 management change.

Costs of products sold in the 2006 period decreased $0.9 million compared to costs for the first quarter of 2005, reflecting primarily the decrease in attendance and in-park revenues. As a percentage of our in-park spending, cost of sales decreased slightly in the 2006 period primarily due to improved food and retail product margins.

Depreciation and amortization expense for the first quarter of 2006 increased $1.6 million compared to the first quarter of 2005. The increase was attributable to our on-going capital program.

Interest expense, net increased $3.0 million compared to the first quarter of 2005, reflecting higher net debt levels and higher interest rates in the 2006 quarter.

Minority interest in loss reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.

Other expense increased by $16.1 million to $19.0 million in the current year. Current year amounts represent primarily the non-cash write off of various rides and attractions.

The expense in the first quarter of 2005 for early repurchase of debt reflects the redemption in February 2005 of our 2009 Senior Notes. See Note 4(b) to Notes to Consolidated Financial Statements.

Income tax expense was $0.2 million for the first quarter of 2006 compared to $1.0 million for the first quarter of 2005. The tax expense for the first quarter of 2006 was impacted primarily by the $86.5 million valuation allowance established as discussed in Note 1 to Notes to Consolidated Financial Statements.

Results of Discontinued Operations

In October 2005, we permanently closed Six Flags AstroWorld in Houston and have entered into an agreement to sell the 104 acre site on which the park is located for an aggregate purchase price of $77 million. The sale has been approved by our lenders under the Credit Facility and we intend to use the proceeds from the sale to reduce our indebtedness and for other corporate purposes. The agreement is subject to customary conditions to closing, including without limitation conditions relating to the physical and environmental condition of the land. Although the closing is expected to occur on or about June 1, we can not give any assurance that the sale will be completed. We have relocated select rides, attractions and other equipment from AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season. In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season. We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park. If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term. The accompanying consolidated financial statements as of and for all periods presented reflect select assets of

Six Flags AstroWorld, our Oklahoma City parks, Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of AstroWorld, our Oklahoma City parks, Columbus water park and Sacramento water park as discontinued operations. The assets of these facilities have been classified as “Assets held for sale” on March 31, 2006 and December 31, 2005 consolidated balance sheets which consists of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Inventories, prepaid expenses and other current assets	$1,568	$1,396
Property, plant and equipment, net	56,387	75,347
Goodwill, net	39,263	42,411
Total assets held for sale	$97,218	$119,154

The net loss from discontinued operations was classified on the consolidated statements of operations for the quarters ended March 31, 2006 and 2005 as “Discontinued operations” Summarized results of discontinued operations are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating revenue	$231	$4,838
Loss on sale of discontinued operation	—	—
Loss from discontinued operations before income taxes	(2,388)	(9,256)
Impairment on assets held for sale	(29,253)	—
Net results of discontinued operations	$(31,641)	$(9,256)

Our long-term debt is at the consolidate level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects and acquisitions), preferred stock dividends and payments to our partners in the Partnership Parks. We did not pay a dividend on our common stock during 2005, nor do we expect to pay such dividends in 2006. We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next several years. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks. See Item 1A contained in the 2005 Form 10-K. In that case, we might need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and potentially to seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing. See “Cautionary Note Regarding Forward-Looking Statements.”

At March 31, 2006, our total debt aggregated $2,335.0 million, of which approximately $207.9 million was scheduled to mature prior to March 31, 2007. Of the current portion of long-term debt, $190.0 million represents borrowings under the working capital revolver of our Credit Facility and $7.8 million consists of working capital borrowings under separate facilities of the Partnership Parks. Subsequent to March 31, 2006, the Credit Facility was amended to, among other things, eliminate the annual pay down of the working capital revolver. See Note 4(a) to Notes to Consolidated Financial Statements. Based on interest rates at March 31, 2006 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2006 on non-revolving credit debt outstanding at March 31, 2006 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $185 million. In addition, annual dividend payments on our outstanding preferred stock total $20.8 million, payable at our option in cash or shares of common stock. We plan on spending approximately $130 million on capital expenditures for the 2006 calendar year. At March 31, 2006, we had approximately $10.4 million of cash and $159.8 million available under our Credit Facility.

Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolver credit portion of our Credit Facility in order to fund off-season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. We are currently in compliance with all of these conditions. If we were to become unable to borrow under the working capital revolver, we would likely be unable to pay in full our off-season obligations. The working capital revolver expires in June 2008. The terms and availability of our Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness exept that the interest rate on the term loan under the Credit Facility will be reduced in the event of certain rating upgrades.

During the quarter ended March 31, 2006, net cash used in operating activities was $112.6 million. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash used in investing activities in the first quarter of 2006 was $45.9 million, consisting primarily of capital expenditures. Net cash provided by financing activities in the first quarter of 2005 was $87.6 million, representing primarily the proceeds of borrowings under the working capital revolver of our Credit Facility, offset by the payment of preferred stock dividends.

Long-term debt and preferred stock

Our debt at March 31, 2006 included $1,489.6 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $833.5 million under our Credit Facility and $11.9 million of other indebtedness, including $10.8 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia. Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity. Our Credit Facility includes a $655.0 million term loan ($643.5 million of which was outstanding at March 31, 2006); a $100.0 million multicurrency revolver facility (none of which was outstanding at March 31, 2006 other than $32.7 million of letters of credit) and a $300.0 million working capital revolver ($190.0 million of which was outstanding at that date). The working capital and multicurrency revolving facilities terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the Credit Facility, the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not converted into common stock or redeemed. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2027, in the case of the Georgia park and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $56.8 million in 2006 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2006 approximately $18.5 million based on our ownership of approximately 25% of the Georgia partnership and approximately 37% of the Texas partnership at March 31, 2006), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We plan to make approximately $28 million of capital expenditures at these parks for the 2006 season, an amount in excess of the minimum required expenditure. We were not required to purchase any units in the 2005 offer to purchase and will purchase approximately 0.52 units in the 2006 offer. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2007 will be an aggregate of approximately $276.8 million, representing approximately 50.0% of the outstanding units of the Georgia park and 40.9% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $45.9 million of aggregate net cash provided by operating activities during 2005 (net of advances from the general partners). At March 31, 2006, we had total loans outstanding of $142.7 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-balance sheet arrangements

In December 2004, we guaranteed the payment of a $32.1 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. We have also guaranteed a $1.0 million working capital revolving facility. We have not yet received any revenues from the joint venture but had advanced the joint venture approximately $2.1 million at March 31, 2006. We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million

The guarantee of the term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The revolving credit facility terminates in March 2007. As security for the guarantee, we have provided an $8.0 million letter of credit. At March 31, 2006, approximately $30.7 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners either must reimburse us for their respective pro rata share (based on their percentage interests in the venture) or their interests in the joint venture will be diluted or, in certain cases, forfeited. We also entered into a management agreement to manage and operate the project. As of March 31, 2006, we were not involved in any other off-balance sheet arrangements.

Other obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $4.0 million for 2006 based upon the number of domestic parks utilizing the licensed characters. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise. In February 2006, we announced we were “freezing” our pension plan, pursuant to which participants will no longer continue to earn future pension benefits. Including the effects of this freeze, we expect to make contributions of approximately $6.5 million in 2006 with respect to our pension plans and $4.2 million in 2006 to our 401(k) plan. The 401(k) plan contribution reflects the effects of planned enhancements to our 401(k)plan. Our estimated expense for employee health insurance for 2006 is $16.0 million.

Although we are contractually committed to make approximately $13.0 million of capital expenditures at one park for the next two years, the vast majority of our capital expenditures in 2006 and beyond will be made on a discretionary basis. We plan on spending approximately $130 million on capital expenditures for the 2006 calendar year.

During the first quarter of 2006 we entered into a five-year sponsorship, marketing and purchasing agreement with Papa John’s pursuant to which we  agreed to purchase ingredients for a minimum number of whole pizzas as well as certain printing, embroidery and promotional services, in each case, subject to Papa John’s meeting certain pricing and specification requirements.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies that expired in 2004 and 2005, the current policies, which expire in December 2006, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions increased from $2.0 million to $2.5 million per occurrence and workers’ compensation retentions increased from $500,000 to $750,000). We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.

Red Zone has requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation. By virtue of consent solicitation, three individuals designated by Red Zone, including Daniel M. Snyder, the Chairman of our board, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board. Our Board of Directors has authorized us to reimburse Red Zone for the reasonable expenses incurred in connection with its consent solicitation subject to approval by our shareholders. Red Zone has requested reimbursement for expenses that include financial advisory fees, legal fees, travel, compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees and other out of the pocket expenses. The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone’s expenses would be reasonable. Shareholders will determine whether to approve this reimbursement at the 2006 Annual Meeting on May 25, 2006. If so approved, we will recognize the reimbursement expense in the second quarter of 2006.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, there have been no material changes in our market risk exposure from that disclosed in the 2005 Form 10-K.

Item 4.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1

Not applicable.

Items 1A. Risk Factors

During the three months ended March 31, 2006, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.

Items 2-4

Not applicable

Items 5. Other Information

(a)           As of April 21, 2006, we entered into an amendment of the Credit Facility with the lenders and Lehman Commercial Paper Inc., as administrative agent, to (i) reduce by 0.25% the interest rate on the term loan, (ii) to eliminate amortization on the multicurrency revolver and the provision of the working capital revolver that required the facility to be repaid in full for 30 consecutive days each year, (iii) permit us to borrow up to an additional $300.0 million  in term loans under the Credit Facility and (iv) permit us to make asset dispositions of up to $300.0 milion without seeking lender approval. The proceeds of any transaction referred to in clauses (iii) and (iv) above many be used to refinance our public debt, redeem our PIERS, make required payments to our partners at Six Flags Over Georgia and Six Flags Over Texas and, in the case of asset sales, pay up to $100.0 million to acquire, restore or construct assets.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit 10.1            Seventh Amendment, dated as of April 21, 2006, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent.

Exhibit 10.3            Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated January 17, 2006 (incorporated by reference from Exhibit 10(mm) to Registrant’s Form 10-K, filed on March 16, 2006

Exhibit 10.4            Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated January 17, 2006 (incorporated by reference from Exhibit 10(nn) to Registrant’s Form 10-K, filed on March 16, 2006).

Exhibit 10.5            Employment Agreement between Six Flags, Inc and Mark Quenzel, dated January 17, 2006 (incorporated by reference from Exhibit 10(oo) to Registrant’s Form 10-K, filed on March 16, 2006).

Exhibit 10.6            Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated January 17, 2006 (incorporated by reference from Exhibit 10(pp) to Registrant’s Form 10-K, filed on March 16, 2006)

Exhibit 10.7            Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated January 23, 2006 (incorporated by reference from Exhibit 10(qq) to Registrant’s Form 10-K, filed on March 16, 2006).

Exhibit 10.8            Form of Indemnity Agreement (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 15, 2004).

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

SIX FLAGS, INC.
(Registrant)

/s/ Mark Shapiro
Mark Shapiro
President and Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 9, 2006