Form 10-Q
period 2006-06-30
SIX FLAGS INC
filed 2006-08-09
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2006

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

At August 1, 2006, Six Flags, Inc. had 94,339,728 outstanding shares of Common Stock, par value $.025 per share.

SIX FLAGS, INC.
FORM 10-Q

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$83,370,000	$81,534,000
Accounts receivable	81,705,000	51,308,000
Inventories	46,155,000	27,164,000
Prepaid expenses and other current assets	45,798,000	39,797,000
Total current assets	257,028,000	199,803,000

Other assets:
Debt issuance costs	39,767,000	43,897,000
Deposits and other assets	23,949,000	36,123,000
Total other assets	63,716,000	80,020,000

Property and equipment, at cost	2,860,867,000	2,812,258,000
Less accumulated depreciation	961,883,000	908,944,000

Total property and equipment	1,898,984,000	1,903,314,000

Assets held for sale	26,700,000	119,154,000
Intangible assets, net of accumulated amortization	1,189,037,000	1,189,631,000

Total assets	$3,435,465,000	$3,491,922,000

See accompanying notes to consolidated financial statements

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$83,320,000	$31,101,000
Accrued compensation, payroll taxes and benefits	18,467,000	17,101,000
Accrued insurance reserves	35,775,000	32,826,000
Accrued interest payable	35,007,000	34,022,000
Other accrued liabilities	50,390,000	35,433,000
Deferred income	63,596,000	7,289,000
Current portion of long-term debt	199,674,000	113,601,000
Total current liabilities	486,229,000	271,373,000

Long-term debt	2,126,142,000	2,128,756,000

Minority interest	66,001,000	56,277,000

Other long-term liabilities	46,137,000	43,592,000

Deferred income taxes	13,225,000	14,345,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	283,934,000	283,371,000

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—

Common stock, $.025 par value, 210,000,000 shares authorized and 94,339,728 and 93,201,528 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,358,000	2,330,000
Capital in excess of par value	1,762,873,000	1,750,925,000
Accumulated deficit	(1,333,661,000)	(1,042,042,000)
Accumulated other comprehensive income (loss)	(17,773,000)	(17,005,000)

Total stockholders’ equity	413,797,000	694,208,000

Total liabilities and stockholders’ equity	$3,435,465,000	$3,491,922,000

See accompanying notes to consolidated financial statements

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Revenue:
Theme park admissions	$192,557,000	$195,751,000
Theme park food, merchandise and other	163,523,000	164,811,000
Total revenue	356,080,000	360,562,000

Operating costs and expenses:
Operating expenses	149,987,000	134,063,000
Selling, general and administrative (including stock-based compensation of $1,712,000 in 2006 and $166,000 in 2005)	89,032,000	73,285,000
Costs of products sold	31,256,000	31,733,000
Depreciation	35,886,000	34,918,000
Amortization	220,000	222,000
Loss on fixed assets	722,000	6,247,000
Total operating costs and expenses	307,103,000	280,468,000
Income from operations	48,977,000	80,094,000

Other income (expense):
Interest expense	(50,931,000)	(47,181,000)
Interest income	355,000	1,387,000
Minority interest in earnings	(23,462,000)	(25,531,000)
Equity in operations of partnerships	(190,000)	—
Other income (expense)	(11,272,000)	(1,535,000)
Total other income (expense)	(85,500,000)	(72,860,000)

Income (loss) from continuing operations before income taxes and discontinued operations	(36,523,000)	7,234,000

Income tax expense	2,035,000	1,566,000

Income (loss) from continuing operations before discontinued operations	(38,558,000)	5,668,000

Discontinued operations	(1,029,000)	5,433,000
Net income (loss)	$(39,587,000)	$11,101,000
Net income (loss) applicable to common stock	$(45,079,000)	$5,609,000
Weighted average number of common shares outstanding - basic	94,321,000	93,107,000
Weighted average number of common shares outstanding - diluted	94,321,000	93,108,000
Net income (loss) per average common share outstanding - basic and diluted:
Loss from continuing operations	$(0.47)	$—
Discontinued operations	(0.01)	0.06
Cumulative effect of change in accounting principle	—	—
Net income (loss)	$(0.48)	$0.06

See accompanying notes to consolidated financial statements

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Revenue:
Theme park admissions	$212,434,000	$219,178,000
Theme park food, merchandise and other	186,344,000	190,925,000
Total revenue	398,778,000	410,103,000

Operating costs and expenses:
Operating expenses	242,522,000	216,228,000
Selling, general and administrative (including stock-based compensation of $10,775,000 in 2006 and $454,000 in 2005)	149,109,000	109,172,000
Costs of products sold	35,265,000	36,620,000
Depreciation	71,960,000	69,402,000
Amortization	439,000	445,000
Loss on fixed assets	19,723,000	9,600,000
Total operating costs and expenses	519,018,000	441,467,000
Loss from operations	(120,240,000)	(31,364,000)
Other income (expense):
Interest expense	(99,742,000)	(93,706,000)
Interest income	1,366,000	3,150,000
Minority interest in earnings	(14,485,000)	(18,968,000)
Equity in operations of partnerships	(318,000)	—
Early repurchase of debt	—	(19,303,000)
Other income (expense)	(11,305,000)	(1,083,000)
Total other income (expense)	(124,484,000)	(129,910,000)
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(244,724,000)	(161,274,000)
Income tax expense	2,202,000	2,521,000
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(246,926,000)	(163,795,000)
Discontinued operations	(32,670,000)	(3,823,000)
Loss before cumulative effect of a change in accounting principle	(279,596,000)	(167,618,000)
Cumulative effect of a change in accounting principle (see Note 1)	(1,038,000)	—
Net loss	$(280,634,000)	$(167,618,000)
Net loss applicable to common stock	$(291,619,000)	$(178,603,000)
Weighted average number of common shares outstanding - basic and diluted:	94,114,000	93,105,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(2.74)	$(1.88)
Discontinued operations	(0.35)	(0.04)
Cumulative effect of change in accounting principle	(0.01)	—
Net loss	$(3.10)	$(1.92)

See accompanying notes to consolidated financial statements

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(39,587,000)	$11,101,000	$(280,634,000)	$(167,618,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	200,000	3,151,000	(775,000)	1,837,000
Net change in fair value of derivative instruments	1,000	223,000	8,000	(1,067,000)
Reclassifications of amounts taken to operations	—	382,000	(1,000)	1,167,000
Comprehensive loss	$(39,386,000)	$14,857,000	$(281,402,000)	$(165,681,000)

See accompanying notes to consolidated financial statements

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flow from operating activities:
Net loss	$(280,634,000)	$(167,618,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,399,000	69,847,000
Minority interest in earnings	14,485,000	18,968,000
Partnership and joint venture distributions	(4,761,000)	(3,980,000)
Stock-based compensation	10,775,000	454,000
Cumulative effect of a change in accounting principle	1,038,000	—
Interest accretion on notes payable	119,000	141,000
Early repurchase of debt	—	19,303,000
Loss on discontinued operations	17,439,000	5,696,000
Amortization of debt issuance costs	4,189,000	4,136,000
Other including loss on disposal of assets	19,561,000	9,546,000
Increase in accounts receivable	(30,453,000)	(43,462,000)
Increase in inventories, prepaid expenses and other current assets	(25,465,000)	(25,828,000)
Decrease in deposits and other assets	12,172,000	9,578,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	131,593,000	137,088,000
Increase (decrease) in accrued interest payable	985,000	(8,531,000)
Deferred income tax benefit	(387,000)	(192,000)

Total adjustments	223,689,000	192,764,000

Net cash provided by (used in) operating activities	(56,945,000)	25,146,000

Cash flow from investing activities:
Additions to property and equipment	(89,745,000)	(116,594,000)
Capital expenditures of discontinued operations	(226,000)	(1,529,000)
Maturities of restricted-use investments	—	134,508,000
Proceeds from sale of discontinued operations	77,000,000	—
Proceeds from sale of assets	28,000	103,000

Net cash provided by (used in) investing activities	(12,943,000)	16,488,000

Cash flow from financing activities:
Repayment of borrowings	(178,025,000)	(426,823,000)
Proceeds from borrowings	260,750,000	447,525,000
Net cash proceeds from issuance of common stock	163,000	—
Payment of cash dividends	(10,422,000)	(10,422,000)
Payment of debt issuance costs	(59,000)	(4,456,000)

Net cash provided by financing activities	72,407,000	5,824,000

Effect of exchange rate changes on cash	(683,000)	378,000

Increase in cash and cash equivalents	1,836,000	47,836,000

Cash and cash equivalents at beginning of year	81,534,000	68,807,000

Cash and cash equivalents at end of period	$83,370,000	$116,643,000

(Continued)

See accompanying notes to consolidated financial statements

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Supplemental cash flow information:
Cash paid for interest	$94,450,000	$97,962,000
Cash paid for income taxes	$2,621,000	$3,334,000
Supplemental disclosure of noncash investing and financing activities
2006
- Acquired approximately $616,000 of assets through a capital lease.
2005
- None

See accompanying notes to consolidated financial statements

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             General — Basis of Presentation

We own and operate regional theme and water parks.  As used in this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our” or “Six Flags” refer to Six Flags, Inc. and its consolidated subsidiaries.  As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

As of June 30, 2006, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million.  The sale was approved by our lenders under the Credit Facility (see Note 4(a)) and the proceeds from the sale were used to reduce our indebtedness. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment. The accompanying consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations.  See Note 3.

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season.  In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season.  We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park.  If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term.  The accompanying consolidated financial statements as of and for all periods presented reflect the assets of our Oklahoma City parks and our Columbus and Sacramento water parks as assets held for sale and their results as discontinued operations.  See Note 3.

In June 2006, we announced that we will be exploring potential strategic options with respect to the following six properties:  Six Flags Darien Lake (outside Buffalo, New York); Six Flags Waterworld (Concord, California); Six Flags Elitch Gardens (Denver, Colorado); Wild Waves and Enchanted Village (outside Seattle, Washington); Six Flags Splashtown (Houston, Texas); and Six Flags Magic Mountain and Hurricane Harbor (near Los Angeles, California).  Although we cannot predict when, or if, any specific transaction will occur with respect to these parks, we are initially considering a sale of the parks as going concerns in a single transaction but may also consider a series of transactions, dismantling and re-utilizing certain rides and attractions and selling the underlying land for real estate development purposes, as well as other potential alternatives.  The assets and operations of these parks are not shown as assets held for sale or discontinued operations in the accompanying consolidated financial statements.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season and will not open during the 2006 season.  See Note 5.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with these notes.  Our annual report on Form 10-K for the year ended December 31, 2005 includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three- and six-month periods ended June 30, 2006 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while a certain level of expenses are incurred year round.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2005, we had recorded a valuation allowance of $196,783,000 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss, capital loss, and tax credit carryforwards, before they expire.  Due to the seasonal nature of our business, we generated a net loss in the first six months of 2006 and 2005.  As a result, and in light of the uncertainties referred to in the preceding sentence, we added $97,160,000 and $63,817,000 to the valuation allowance at June 30, 2006 and June 30, 2005, respectively, in respect of the net loss before income taxes generated during the first six months of 2006 and 2005.  In addition, we added $1,299,000 to the valuation allowance at June 30, 2006 related to other comprehensive loss.

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

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation.

Six Flags Over Georgia is also party to an interest rate swap agreement with respect to an aggregate of $2,500,000 and $3,000,000 of indebtedness at June 30, 2006 and December 31, 2005, respectively.

During the first six months of 2006 and 2005, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first six months of 2006 and 2005, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

By using derivative instruments to hedge exposures to changes in interest rates, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  To mitigate this risk, the hedging instruments were placed with counterparties that we believe are minimal credit risks.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

No transactions or events are expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations.  The maximum term over which we are hedging exposures to the variability of cash flows for interest rate risk is 5 months.

Income (Loss) Per Common Share

The weighted average number of shares of common stock used in the calculations of diluted income (loss) per share for the three- and six-month periods ended June 30, 2006 and 2005 does not include the effect of potential common shares issuable upon the exercise of employee stock options (except for 100,000 shares issuable on the exercise of options in the case of the three months ended June 30, 2005), the impact in either period of the potential conversion of our outstanding convertible preferred stock or the impact of the potential conversion of the $299,000,000 principal amount of our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) issued in November 2004, as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  The Convertible Notes are convertible into 47,087,000 shares of common stock, although we can satisfy conversion by delivering cash in lieu of shares.  See Note 4(f).

Preferred stock dividends and amortization of related issue costs of $5,492,000 and $10,985,000 were included in determining net loss applicable to common stock for the three and six months ended June 30, 2006 and 2005, respectively.

Reclassifications

Reclassifications have been made to certain amounts reported in  2005 to conform with the 2006 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method.  Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R).  Results for periods prior to January 1, 2006 have not been restated.  During the three and six months ended June 30, 2006, stock-based compensation was $1,712,000 and $10,775,000, respectively.

As a result of adopting SFAS 123 (R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options and our loss from continuing operations before income taxes for the first six months of 2006 is $5,375,000 higher than if we had continued to account for stock-based payment arrangements under APB 25.  Basic and diluted net loss per share for the first six months of 2006 would have been $3.04 if we had not adopted SFAS 123 (R), compared to reported basic and diluted loss per share of $3.10.

No compensation expense has been recognized for the unconditional stock options in the consolidated financial statements for the three and six months ended June 30, 2005.  Had we determined compensation expense based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net income (loss) applicable to common stock would have been adjusted to the pro forma amounts below:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income (loss) applicable to common stock:
As reported	$5,609,000	$(178,603,000)
Add: Noncash compensation	166,000	454,000
Deduct: Total tock-based compensation expense determined under fair value based method for all awards	(608,000)	(1,339,000)
Pro forma	$5,167,000	$(179,488,000)
Net income (loss) per weighted average common share outstanding – basic and diluted:
As reported	$0.06	$(1.92)
Pro forma	$0.06	$(1.93)

Our Stock Option and Incentive Plans

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock, and other stock-based awards.  The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which eligible employees and directors will receive awards, the types of awards to be received, and the terms and conditions thereof.  The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee.  The Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards.  As of June 30, 2006, options to purchase 4,524,000 shares of our common stock and

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

725,000 shares of restricted stock were outstanding under our Plans and approximately 3,155,000 shares were available for future grant.

Stock Options:

Options granted under the Plans may be designated as either incentive stock options or non-qualified stock options.  The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment.  Options are generally granted with an exercise price equal to the market value of our common stock at the date of grant.  These option awards generally vest 20% per annum, commencing with the date of grant, and have a contractual term of either 7 or 10 years.  In addition, our President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that become exercisable only if held for a certain number of years and if certain market prices of our common stock are maintained for a consecutive 90 day period.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.  In June 2006, 2,025,000 options that had been issued as liability based options to 16 employees were modified to obtain equity based status.  This modification resulted in $4,022,000 of liabilities, related to stock-based compensation, to be reclassed to equity.

The estimated fair value of options granted without a market condition was calculated using the Black-Scholes option pricing valuation model.  This model takes into account several factors and assumptions.  The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant.  The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees’ expected exercise and post-vesting employment termination behavior.  Expected volatility was calculated based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis in 2006 and monthly basis in 2005.  The expected dividend yield is based on expected dividends for the expected term of the stock options.

The estimated fair value of options granted with a market condition was calculated using the Monte Carlo option pricing valuation model. This model takes into account several factors and assumptions.  The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant.  The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees’ expected exercise and post-vesting employment termination behavior.  Expected volatility was equal to the expected volatility utilized in the Black-Scholes option pricing valuation model described above.  The expected dividend yield is based on expected dividends for the expected term of the stock options.  The vesting hurdles were based on the market prices of our common stock that were the terms of the option grants ($12 and $15) and the exercise multiple utilized was 1.75 which assumes that the option holder will exercise once the stock price has appreciated to 1.75 times the grant price.

The weighted-average assumptions used in the option pricing valuation models for options granted in the six months ended June 30, 2006 and 2005 are as follows:

	June 30,
	2006		2005
	Employees	Directors	Employees	Directors
Risk-free interest rate	4.95	4.55	3.71	3.81
Expected term (in years)	5.35	6.25	5.00	5.00
Expected volatility	60%	55%	78%	78%
Expected dividend yield	—	—	—	—

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of our stock option awards as of June 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
				($000)
Balance at January 1, 2006	3,323,000	16.48	2.94	1,221
Granted	3,015,000	9.46	9.09	1
Exercised	(1,056,000)	6.96	—	3,617
Canceled or exchanged	—	—	—	—
Forfeited	(758,000)	17.04	—	—
Expired	—	—	—	—
Balance at June 30, 2006	4,524,000	13.91	6.46	31
Vested and expected to vest at June 30, 2006	4,458,000	14.00	6.41	31
Options exercisable at June 30, 2006	2,212,000	18.61	3.25	12

The weighted average grant date fair value of our option awards granted during the six months ended June 30, 2006 and 2005 was $4.65 and $3.22, respectively.  The total intrinsic value of options exercised during the same period was $3.6 million and $0 million, respectively. The total fair value of options that vested during the six months ended June 30, 2006 and 2005, was $3.8 million and $1.8 million, respectively.

The number of options and shares of restricted stock granted in the six months ended June 30, 2006 represent, in part, the December 2005 management change, the resulting new members of senior management and the issuance and vesting of options and restricted stock to our former chief financial officer under his employment and termination agreements.

As of June 30, 2006, there was $8.9 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized is 3.31 years.

Restricted Stock:

Restricted shares of our common stock may be awarded under the Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose.  The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends.  Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment.  Of the 775,000 shares of restricted stock granted during the six months ended June 30, 2006, (i) 50,000 vested on March 31, 2006 upon the resignation of our former chief financial officer, (ii) 475,000 shares will vest in three equal annual installments, commencing January 2007 and (iii) 250,000 shares will vest in two equal installments in January 2009 and 2010.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of our restricted stock awards as of June 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2006	162,500	$7.44
Granted	775,000	8.73
Vested	(212,500)	7.80
Forfeited	—	—
Non-vested balance at June 30, 2006	725,000	$8.72

The weighted average grant date fair value per share of our restricted stock awards granted during the six months ended June 30, 2006 and 2005 was $8.73 and $5.62, respectively.  The total grant date fair value of our restricted stock distributed during the six months ended June 30, 2006 and 2005 was $6.8 million and $0.4 million, respectively.  The total fair value of restricted stock that vested during the six months ended June 30, 2006 and 2005 was $1.7 million and $0.7 million, respectively.  As of June 30, 2006, there was $4.9 million of unrecognized compensation costs related to our restricted stock awards.  The weighted average period over which that cost is expected to be recognized is 2.52 years.

2.             Preferred Stock

In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000.  We used the net proceeds of the offering to fund our acquisition in that year of a park we subsequently sold, to repay borrowings under the working capital revolving credit portion of our senior credit facility (see Note 4(a)) and for working capital.  Each PIERS represents one one-hundredth of a share of our 7¼% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock).  The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7¼% per annum (approximately $20,844,000 per annum).

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

3.             Disposition of Theme Parks

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million.  The sale was approved by our lenders under the Credit Facility (see Note 4(a)) and the proceeds from the sale were used to reduce our indebtedness.  We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment.  The accompanying consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season.  In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season.  We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park.  If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term.  The accompanying consolidated financial statements as of and for all periods presented reflect select assets of our Oklahoma City parks and our Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of Six Flags AstroWorld, our Oklahoma City parks, Columbus water park and Sacramento water park as discontinued operations.  The assets of these facilities have been classified as “Assets held for sale” on the June 30, 2006 (excluding the Houston park) and December 31, 2005 consolidated balance sheets and consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Inventories, prepaid expenses and other current assets	$1,979	$1,396
Property, plant and equipment, net	12,117	75,347
Goodwill, net	12,604	42,411
Total assets held for sale	$26,700	$119,154

The net loss from discontinued operations was classified on the consolidated statements of operations for the three- and six-month periods ended June 30, 2006 and 2005 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Operating revenue	$7,342	$25,930	$7,573	$30,768
Gain on sale of discontinued operation	761	—	761	—
Income (loss) from discontinued operations before income taxes	772	5,433	(1,616)	(3,823)
Impairment of assets held for sale	(2,562)	—	(31,815)	—
Net results of discontinued operations	$(1,029)	$5,433	$(32,670)	$(3,823)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

4.                                      Long-Term Indebtedness

(a)           On November 5, 1999, Six Flags Theme Parks Inc. (“SFTP”), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary (“Six Flags Operations”), entered into a senior credit facility (the “Credit Facility”), which was amended and restated on July 8, 2002 and

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

further amended on November 25, 2003, January 14, 2004, March 26, 2004, November 5, 2004, April 22, 2005, December 23, 2005, April 21, 2006 and July 28, 2006.  The Credit Facility includes a $300,000,000 working capital revolving credit facility ($190,000,000 and $155,000,000 of which was outstanding at June 30, 2006 and 2005, respectively), an $82,500,000 multicurrency facility (of which none was outstanding at June 30, 2006 or 2005, excluding letters of credit in the amounts of $32,534,000 and $30,423,000 on those dates) and a term loan ($641,900,000 and $648,450,000 of which was outstanding at June 30, 2006 and 2005, respectively).  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At June 30, 2006, the weighted average interest rate for borrowings under the working capital revolver and the term loan was 7.96% and 7.15%, respectively. The working capital revolver and the multicurrency facility permit optional prepayments and reborrowings and terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided, however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of 0.50% of the unused credit of the working capital revolver and multicurrency facility is due quarterly in arrears.  The principal borrower under the Credit Facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.

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

On April 22, 2005, we entered into an amendment to the Credit Facility to permit our Canadian subsidiary that owns our Montreal park to incur up to Canadian $35.0 million of secured debt to finance improvements at that park and to increase from $25.0 million to $40.0 million the letter of credit capacity under the Credit Facility.  No such secured debt has been incurred to date.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 23 2005, we entered into an amendment to the Credit Facility to permit the sale of the Six Flags AstroWorld site in Houston, Texas.  The proceeds were permitted to be used to repay our debt, debt of Six Flags Operations or SFTP, or to make capital expenditures.

On April 21, 2006, we entered into an amendment to the Credit Facility to (i) reduce by 0.25% the interest rate on the term loan, (ii) to eliminate amortization on the multicurrency facility and the provision of the working capital revolver that required the facility to be repaid in full for 30 consecutive days each year, (iii) permit us to borrow up to an additional $300.0 million in term loans under the Credit Facility and (iv) permit us to make asset dispositions of up to $300.0 million without seeking lender approval, in each case, within eleven months of the receipt of such proceeds. The proceeds of any transaction referred to in clauses (iii) and (iv) above may be used to refinance Holdings’ public debt, redeem its PIERS, make required payments to our partners at Six Flags Over Georgia and Six Flags Over Texas (together, the “Partnership Parks”) and, in the case of asset sales, pay up to $100.0 million to acquire, restore or construct assets.

On July 28, 2006, we entered into an amendment to the Credit Agreement to (i) waive Six Flags Operations’ compliance with the financial covenants in the Credit Agreement for the period ending June 30, 2006, (ii) relax the covenants relating to leverage, interest coverage and debt service coverage though the end of 2007 and eliminated the covenant relating to fixed charge coverage through 2007, (iii) permit the disposition of Six Flags Darien Lake, Six Flags Waterworld (Concord), Six Flags Elitch Gardens, Six Flags Splashtown, Six Flags Magic Mountain and Hurricane Harbor, Wild Waves and Enchanted Village, Frontier City and White Water Bay, provided that we must offer to make mandatory prepayments to our term loan lenders with the net cash proceeds of such dispositions and, in certain cases, make optional prepayments with such proceeds, and (iv) adjust the margin used to calculate the interest rate on borrowings under the Credit Agreement based on our debt rating and leverage ratio.

In addition to the specified financial ratios and tests noted above, the Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividend prior to June 30, 2006) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in the Partnership Parks) and engage in certain transactions with subsidiaries and affiliates.

(b)           On February 2, 2001, Holdings issued $375,000,000 principal amount of 9 ½% Senior Notes due 2009 (the “2009 Senior Notes”). As of December 31, 2004, we had repurchased $70.3 million of the 2009 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations  and a portion of the proceeds of the November 2004 offering of our 4 ½% Convertible Senior Notes due 2015 (the “Convertible Notes”).  See Note 4(f).  A gross loss of $3,922,000 due to the repurchase of the 2009 Notes was recognized in 2004.  On February 1, 2005 we redeemed $123,500,000 aggregate principal amount of the 2009 Notes with a portion of the net proceeds of the Convertible Notes.  We redeemed the balance of the 2009 Notes on February 7, 2005 with the proceeds of the January 2005 offering of $195,000,000 of additional 9 5/8% Senior Notes due 2014 (see Note 4(e)).  A gross loss of $19,303,000 due to the redemptions of the 2009 Notes was recognized in the first quarter of 2005.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c)           On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the “2010 Senior Notes”). As of December 31, 2004, we had repurchased $179.7 million of the 2010 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations and a portion of the proceeds of the November 2004 offering of our Convertible Notes (see Note 4(f)).  A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. We have not repurchased or retired any additional 2010 Senior Notes since December 31, 2004.  The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $26,652,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

The indenture under which the 2010 Senior Notes were issued limits our ability, among other things, to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(d)           On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 ¾% Senior Notes due 2013 (the “2013 Senior Notes”). As of December 31, 2004 we had repurchased $42,000,000 principal amount of the 2013 Senior Notes.  A gross loss of $1,979,000 due to this repurchase was recognized in 2004.  We have not repurchased or retired any additional 2013 Senior Notes since December 31, 2004.  The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2013 Senior Notes require annual interest payments of approximately $37,830,000 (9 ¾% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of other senior notes of Holdings.

(e)           On December 5, 2003, Holdings issued $325,000,000 principal amount of 9 5/8% Senior Notes due 2014 (the “2014 Senior Notes”). As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes.  A gross loss of $837,000 due to this repurchase was recognized in 2004.  In January 2005, we issued an additional $195,000,000 of 2014 Senior Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of the 2009 Senior Notes (see Note 4(b)). The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes.  The 2014 Senior Notes require annual interest payments of approximately $48,476,000 (9 5/8% per annum) and, except in the event of a change in control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the original issuance of 2014 Senior Notes were used to redeem other senior notes of Holdings.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

5.                                Commitments and Contingencies

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season and will not open in 2006.  We have determined that our carrying value of the assets destroyed is approximately $32.5 million.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million.  The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage.  Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited.  Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable.  We have filed property insurance claims, including business interruption, with our insurers.  Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we had established an insurance receivable in an amount equal to the prior carrying value of those assets, of $32.5 million.  In June 2006 we received the first round of payments from our carriers in the amount of $8.5 million bringing the insurance receivable balance to $24.0 million at June 30, 2006.  We cannot estimate at this time when, or if, the park will be back in operation.  We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets.  We cannot be certain that our current estimates of the extent of the damage will be correct.

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own the two Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $56,791,000 (as of 2006 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On June 30, 2006, we owned approximately 25.3% and 37.7%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in 2005 and approximately 0.52 units in the Texas partnership were tendered in 2006. The maximum unit purchase obligations for 2007 at both parks will aggregate approximately $276.8 million.

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

On March 3, 2006, a jury verdict was rendered in the Ohio state court case styled Terri Wang, et al vs. Six Flags, Inc. et al.  The jury awarded the plaintiffs approximately $1.1 million in compensatory damages and $2.5 million in punitive damages.  The case arose out of a head injury suffered by Ms. Wang when she was allegedly hit by a rock while riding a roller coaster at a park we then owned. Subsequent to June 30, 2006 we reached an agreement in principle with our insurers and the plaintiffs to settle this case.  The Company’s contribution to the settlement was accrued at June 30, 2006.

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in California state court.  In the complaint, plaintiffs allege ten causes of action for, inter alia, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks.  On April 5, 2006, we moved for summary judgment with respect to some of the plaintiffs’ purported claims and to dismiss all claims against those parks and individuals who were improperly named in the complaint.  Discovery is proceeding with respect to our summary judgment motion and we are investigating the allegations of unpaid wages at several of our California parks.

On May 30, 2006, a civil action against us was commenced in Connecticut state court.  The plaintiff seeks damages for injuries to his face and head and loss of his vision in both eyes as a result of an accident that occurred on September 8, 2004 at Six Flags New England.  The plaintiff, an employee of an on-site contractor at the time of the accident, alleges that he was injured while participating in efforts to free a jammed drive train on a rollercoaster at the park.  We anticipate that the contractor will be joined as an additional party to the litigation.  Our self-insurance retention on the action totals $2.5 million.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2004, we guaranteed the payment of a $32.1 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006.  At June 30, 2006, $31,943,000 was outstanding under the loan.  We have also guaranteed a $1.0 million working capital revolving facility.  Our guarantee of the term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The revolving facility terminates in March 2007.  As security for the guarantee, we have provided an $8.0 million letter of credit. We also entered into a management agreement to manage and operate the project.

Red Zone LLC (“Red Zone”) has requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation.  By virtue of the consent solicitation, three individuals designated by Red Zone, including Daniel M. Snyder, the Chairman of our Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors.  Our Board of Directors has authorized us to reimburse Red Zone for the reasonable expenses Red Zone incurred in connection with its consent solicitation subject to approval by our shareholders.  Red Zone has requested reimbursement for expenses that include financial advisory fees, legal fees, travel, compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees and other out of the pocket expenses.  The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone’s expenses would be reasonable.  Shareholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006.  We recognized the reimbursement expense in the consolidated financial statements for the three months ended June 30, 2006.

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

On April 1, 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues.  In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options).  We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site.  We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the park.  We also have an option through February 2010 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of cash flow).

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,518,000 and $2,791,000 as of June 30, 2006 and December 31, 2005, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

See Note 5 for a description of the partnership arrangements applicable to Partnership Parks.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Theme park revenue	$356,080	$360,562	$398,778	$410,103
Theme park cash expenses	(249,344)	(228,968)	(374,976)	(345,365)
Aggregate park EBITDA	106,736	131,594	23,802	64,738
Minority interest in earnings - EBITDA	(24,682)	(26,751)	(16,925)	(21,408)
Equity in Operations of Affiliates - EBITDA	117	—	220	—
Corporate expenses	(19,219)	(9,947)	(41,145)	(16,201)
Stock-based compensation	(1,712)	(166)	(10,775)	(454)
Other income (expenses)	(11,272)	(1,535)	(11,305)	(1,083)
Equity in Operations of Affiliates	(307)	—	(538)	—
Minority interest in earnings – depreciation and other expense	1,220	1,220	2,440	2,440
Depreciation and amortization	(36,106)	(35,140)	(72,399)	(69,847)
Loss on fixed assets	(722)	(6,247)	(19,723)	(9,600)
Early repurchase of debt	—	—	—	(19,303)
Interest expense	(50,931)	(47,181)	(99,742)	(93,706)
Interest income	355	1,387	1,366	3,150
Income (loss) from continuing operations before income taxes	$(36,523)	$7,234	$(244,724)	$(161,274)

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first six months of 2006 and 2005.

	(in thousands)
	Domestic	Foreign	Total
2006
Long-lived assets	$2,943,793	$144,228	$3,088,021
Revenue	362,509	36,269	398,778
2005
Long-lived assets	$3,012,202	$136,209	$3,148,411
Revenue	375,118	34,985	410,103

Long-lived assets include property and equipment and intangible assets.

8.                                      Pension Benefits

As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the “SFTP Plan”).  The SFTP Plan covered substantially all of SFTP’s employees.  During 1999 the SFTP Plan was amended to cover substantially all of our domestic full-time employees.  During 2004, the SFTP Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003.  The SFTP Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  The SFTP Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  The SFTP Plan assets are invested primarily in common stock and mutual funds.  The SFTP Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the SFTP Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

In February 2006, we announced we were “freezing” our pension plan effective April 1, 2006, pursuant to which participants will no longer continue to earn future pension benefits.  The freeze resulted in a curtailment loss of $3,125,000 during the six-month period ended June 30, 2006.

SIX FLAGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of Net Periodic Benefit Cost

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$167,000	$1,527,000	$1,906,000	$3,054,000
Interest cost	2,206,000	2,299,000	4,550,000	4,597,000
Expected return on plan assets	(2,361,000)	(2,205,000)	(4,722,000)	(4,410,000)
Amortization of prior service cost	8,000	140,000	60,000	280,000
Recognized net actuarial loss	85,000	686,000	500,000	1,373,000
Curtailment loss	—	—	3,125,000	—
Total net periodic benefit cost	$105,000	$2,447,000	$5,419,000	$4,894,000

Weighted-Average Assumptions Used To Determine Net Cost

Discount rate	5.750%	5.875%	5.750%	5.875%
Rate of compensation increase	4.000%	3.750%	4.000%	3.750%
Expected Return on plan assets	8.000%	8.500%	8.000%	8.500%

Employer Contributions

We expect to contribute approximately $6,477,000 to the SFTP Plan during fiscal year 2006.  During the six months ended June 30, 2006, we made pension contributions of approximately $2,891,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and six-month periods ended June 30, 2006 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while a certain level of expenses are incurred throughout the year.

As of June 30, 2006, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico City, Mexico and one park in Montreal, Canada.

In June 2006, we announced that we will be exploring potential strategic options with respect to the following six properties:  Six Flags Darien Lake (outside Buffalo, New York); Six Flags Waterworld (Concord, California); Six Flags Elitch Gardens (Denver, Colorado); Wild Waves and Enchanted Village (outside Seattle, Washington); Six Flags Splashtown (Houston, Texas); and Six Flags Magic Mountain and Hurricane Harbor (near Los Angeles, California).  Although we cannot predict when, or if, any specific transaction will occur with respect to these parks, we are initially considering a sale of the parks as going concerns in a single transaction but may also consider a series of transactions, dismantling and re-utilizing certain rides and attractions and selling the underlying land for real estate development purposes, as well as other potential alternatives.  The assets and operations of these parks are not shown as assets held for sale or discontinued operations in the consolidated financial statements.

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million.  The sale was approved by our lenders under the Credit Facility (see Note 4(a) to Notes to Consolidated Financial Statements) and the proceeds from the sale were used to reduce our indebtedness.  We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment.  The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations.  See Note 3 to Notes to Consolidated Financial Statements.

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season.  In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season.  We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park.  If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term.  Our consolidated financial statements as of and for all periods presented reflect the assets of our Oklahoma City parks and our Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations.  See Note 3 to Notes to Consolidated Financial Statements.

Six Flags New Orleans sustained extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 season and will not open in 2006.  We have determined that our carrying value of the assets destroyed is approximately $32.5 million.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million.  The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage.  Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited.  Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable.  We have filed property insurance claims, including business interruption, with our insurers.  Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we had established an insurance receivable in an amount equal to the carrying value of those assets, of $32.5 million.  In June 2006, we received the first round of payments from our carriers in the amount of $8.5 million bringing the insurance receivable balance to $24.0 million at June 30, 2006.  We cannot estimate at this time when, or if, the park will be back in operation.  We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets.  We cannot be certain that our current estimates of the extent of the damage will be correct.  See Note 5 to Notes to Consolidated Financial Statements.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53% of revenues in the first six months of 2006) and the sale of food, merchandise, parking, games and attractions inside our parks as well as sponsorship revenue.  Revenues in the first six months of 2006 decreased 3% over the comparable period of 2005, due largely to a 15% reduction in attendance, offset in large part by a 15% increase in per capita total revenue.  Per capita total revenue is defined as total revenue divided by attendance.  Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two designees of Red Zone became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time.  In 2006, our Board of Directors has approved substantial changes to senior management, including several park general managers and new management has begun to effectuate a series of long-term operating initiatives including (i) expanding the family entertainment offering of the parks by adding additional shows, parades, fireworks and character events utilizing the Warner Bros. licensed property, (ii) enhancing the guest experience by improving the overall appearance and cleanliness of the parks, (iii) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold, (iv) redesigning our advertising campaigns and increasing the use of direct marketing and (v) increasing future sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) discussed our most critical accounting policies.  During the six months ended June 30, 2006, we increased our valuation allowance in respect of income taxes by $98,459,000 as described in Note 1 to Notes to the Consolidated Financial Statements.  Except for the foregoing, there have been no material developments with respect to any critical accounting policies discussed in the 2005 Form 10-K since December 31, 2005.  However, as described in Note 1 to Notes to Consolidated Financial Statements, we adopted SFAS 123 (R), relating to stock-based compensation beginning January 1, 2006.

Summary of Operations

Summary data for the three and six months ended June 30 were as follows (in thousands, except per capita total revenue):

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2006	2005	Change (%)	2006	2005	Change (%)
Total revenue	$356,080	$360,562	(1.2)	$398,778	$410,103	(2.8)
Operating expenses	149,987	134,063	11.9	242,522	216,228	12.2
Selling, general and administrative	89,032	73,285	21.5	149,109	109,172	36.6
Costs of products sold	31,256	31,733	(1.5)	35,265	36,620	(3.7)
Depreciation and amortization	36,106	35,140	2.7	72,399	69,847	3.7
Loss on fixed assets	722	6,247	(88.4)	19,723	9,600	105.4
Income from operations	48,977	80,094	(38.9)	(120,240)	(31,364)	283.4
Interest expense, net	(50,576)	(45,794)	10.4	(98,376)	(90,556)	8.6
Minority interest in (earnings)/loss	(23,462)	(25,531)	(8.1)	(14,485)	(18,968)	(23.6)
Equity in operations of partnerships	(190)	—	N/A	(318)	—	N/A
Early repurchase of debt	—	—	N/A	—	(19,303)	N/A
Other expense	(11,272)	(1,535)	634.3	(11,305)	(1,083)	943.9
Loss from continuing operations before income taxes	(36,523)	7,234	(604.9)	(244,724)	(161,274)	51.7
Income tax expense (benefit)	2,035	1,566	29.9	2,202	2,521	(12.7)
Income (loss) from continuing operations	$(38,558)	$5,668	(780.3)	$(246,926)	$(163,795)	50.8

Other Data:
Attendance	9,638	11,215	(14.1)	10,788	12,716	(15.2)
Per capita total revenue	$36.95	$32.15	14.9	$36.97	$32.25	14.6

Three months ended June 30, 2006 vs. three months ended June 30, 2005

Revenue in the second quarter of 2006 totaled $356.1 million compared to $360.6 million for the second quarter of 2005, representing a 1.2% decrease.  The decrease arose out of a reduction of 1,577,000 (14.1%) in attendance compared to the prior year period. Per capita total revenue (representing total revenue divided by total attendance) increased by $4.80 (14.9%) in the 2006 quarter.  The attendance decrease was caused largely by reduced season pass attendance, the closing of Six Flags New Orleans and  adverse weather conditions.  Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita.  Admissions revenue per capita increased 14.5% in the second quarter of 2006, compared to prior year, and is driven primarily by price and ticket mix (i.e. season tickets, main gate, group sales and other discounted tickets).  Food and beverage, merchandise and other revenue per capita increased 15.4% in the second quarter of 2006 driven by price, attendance mix and additional product and service offerings.

Operating expenses for the second quarter of 2006 increased $15.9 million (11.9%) compared to expenses for the second quarter of 2005.  The increase represents previously anticipated increases in salaries, wages and benefits ($9.0 million).  Operating expenses in the second quarter of 2006 also reflect an increase in repair, maintenance and operating supplies ($4.6 million) due to our guest enhancement program.

Selling, general and administrative expenses for the second quarter of 2006 increased $15.7 million (21.5%) compared to the second quarter of 2005.  The increase primarily reflects an anticipated increase in salaries, wages and benefits associated with additional staffing and services.

Costs of products sold in the 2006 period decreased $0.5 million compared to costs for the second quarter of 2005, reflecting primarily the decrease in attendance and in-park revenues.  As a percentage of our in-park spending, cost of sales decreased slightly in the 2006 period.

Depreciation and amortization expense for the second quarter of 2006 increased $1.0 million compared to the second quarter of 2005.  The increase was attributable to our on-going capital program.

Loss on fixed assets decreased by $5.5 million primarily due to the demolition of rides in 2005 for preparation for new capital in 2006.

Interest expense, net increased $4.8 million (10.4%) compared to the second quarter of 2005, reflecting higher net debt levels and higher interest rates in the 2006 quarter.

Minority interest in earnings reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.

Other expense increased by $9.7 million to $11.3 million in the current year.  Current year amounts primarily relate to the reimbursement of certain proxy-related expenses incurred by Red Zone LLC, an entity controlled by Daniel M. Synder, the Chairman of our Board of Directors ($10.4 million).  See Note 5 to Consolidated Financial Statements.

Income tax expense was $2.0 million for the second quarter of 2006 compared to $1.6 million for the second quarter of 2005.  The tax expense for the second quarter of 2006 was impacted primarily by the addition of $10.7 million to the valuation allowance described in Note 1 to Consolidated Financial Statements.

Six months ended June 30, 2006 vs. six months ended June 30, 2005

Revenue in the first six months of 2006 totaled $398.8 million compared to $410.1 million for the first six months of 2005, representing a 2.8% decrease.  The decrease in the 2006 period results primarily from a 15.2% decrease in attendance, offset in part by a 14.6% increase in per capita total revenue (representing total revenue divided by total attendance).  The attendance decrease was largely the result of reduced season pass attendance.  In addition, the attendance decline reflected in part an unfavorable weather impact, the prohibition by the Mexican government of school outings at parks, such as our park in Mexico City, the closing of Six Flags New Orleans during the 2006 period, as well as a strategic decision to reduce and delay marketing expenditures.  Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita.  Admissions revenue per capita increased 14.2% in the first six months of 2006, compared to prior year, and is driven primarily by price and ticket mix (i.e. season tickets, main gate, group sales and other discounted tickets).  Food and beverage, merchandise and other revenue per capita increased 15.0% in the first six months of 2006 driven by price, attendance mix and additional product and service offerings.

Operating expenses for the first six months of 2006 increased $26.3 million (12.2%) compared to expenses for the first six months of 2005.  The increase primarily reflects anticipated increases in salaries, wages and benefits ($17.1 million) and an increase in repair, maintenance and operating supplies ($6.6 million) due to our guest enhancement program.

Selling, general and administrative expenses for the first six months of 2006 increased $39.9 million (36.6%) compared to the first six months of 2005.  The increase primarily relates to an increase in salaries, wages and benefits ($22.8 million) driven by an increase in stock-based compensation expense ($10.3 million) related to the adoption of SFAS 123 (R), as well as anticipated increases in salaries, wages and benefits ($12.5 million) primarily due to additional staffing and services, severance and other expenses related to the December 2005 management change.

Costs of products sold in the 2006 period decreased $1.4 million compared to costs for the first six months of 2005, reflecting the decrease in attendance and in-park revenues.  As a percentage of our in-park spending, cost of sales decreased slightly in the 2006 period.

Depreciation and amortization expense for the first six months of 2006 increased $2.6 million compared to the first six months of 2005.  The increase compared to the 2005 level was attributable to our on-going capital program.

Loss on fixed assets increased by $10.1 million primarily related to new management’s decision to write-off and dispose of several old rides that were not in operation and were being held in storage.

Interest expense, net increased $7.8 million compared to the first six months of 2005, reflecting higher net debt levels and higher interest rates in the 2006 period.

Minority interest in loss reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World.

Other expense in the first six months of 2006 increased $10.2 million compared to the prior-year period, primarily related to the reimbursement of certain proxy-related expenses incurred by Red Zone LLC, an entity controlled by Daniel M. Snyder, the Chairman of our Board of Directors ($10.4 million).  See Note 5 to Consolidated Financial Statements.

Income tax expense was $2.2 million for the first six months of 2006 compared to $2.5 million for the first six months of 2005.  The tax expense for the 2006 period was primarily impacted by the $97.2 million valuation allowance established and discussed in Note 1 to Notes to Consolidated Financial Statements.

Results of Discontinued Operations

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million.  The sale was approved by our lenders under the Credit Facility (see Note 4(a) to Notes to Consolidated Financial Statements) and the proceeds from the sale were used to reduce our indebtedness.  We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks for the 2006 and 2007 seasons and have sold certain other equipment.  The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations.  See Note 3 to Notes to Consolidated Financial Statements.

In January 2006, we announced that we will be selling our two Oklahoma City parks following the 2006 season.  In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term

(October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season.  We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park.  If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term.  The consolidated financial statements as of and for all periods presented reflect the assets of   our Oklahoma City parks and our Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations.  See Note 3 to Notes to Consolidated Financial Statements.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of Six Flags AstroWorld, our Oklahoma City parks, Columbus water park and Sacramento water park as discontinued operations.  The assets of these facilities have been classified as “Assets held for sale” on the June 30, 2006 (excluding the Houston facility) and December 31, 2005 consolidated balance sheets and consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Inventories, prepaid expenses and other current assets	$1,979	$1,396
Property, plant and equipment, net	12,117	75,347
Goodwill, net	12,604	42,411
Total assets held for sale	$26,700	$119,154

The net loss from discontinued operations was classified on the consolidated statements of operations for the three- and six-month periods ended June 30, 2006 and 2005 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Operating revenue	$7,342	$25,930	$7,573	$30,768
Gain on sale of discontinued operation	761	—	761	—
Income (loss) from discontinued operations before income taxes	772	5,433	(1,616)	(3,823)
Impairment of assets held for sale	(2,562)	—	(31,815)	—
Net results of discontinued operations	$(1,029)	$5,433	$(32,670)	$(3,823)

Our long-term debt is at the consolidated level and is not reflected at each individual park.  Thus, we have not allocated a portion of interest expense to the discontinued operations.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2005, nor do we expect to pay such dividends in 2006.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next twelve months.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks.  See Item 1A contained in the 2005 Form 10-K.  In that case, we might be unable to borrow under our Credit Facility and/or need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and potentially to seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.  See “Cautionary Note Regarding Forward-Looking Statements.”

At June 30, 2006, our total debt aggregated $2,325.8 million, of which approximately $199.7 million is scheduled to mature prior to June 30, 2007.  Of the current portion of long-term debt, $190.0 million represents borrowings under the working capital revolver of our Credit Facility, which can be reborrowed.  Based on interest rates at June 30, 2006 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2006 on non-revolving credit debt outstanding at June 30, 2006 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $200.0 million.  In addition, annual dividend payments on our outstanding preferred stock total $20.8 million, payable at our option in cash or shares of common stock.  We plan on spending approximately $130.0 million on capital expenditures for the 2006 calendar year.  At June 30, 2006, we had approximately $83.4 million of cash and $160.0 million available under our Credit Facility.

Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolver credit portion of our Credit Facility in order to fund off-season expenses.  Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change.  Our compliance with the financial covenants at June 30, 2006 was recently waived by our lenders and the financial covenants have been relaxed through 2007.  However if we were to become unable to borrow under the working capital revolver, we would likely be unable to pay in full our off-season obligations.  The working capital revolver expires in June 2008.  The terms and availability of our Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness except that the interest rate on borrowings under the Credit Facility will be adjusted in the event of certain rating changes.

During the six months ended June 30, 2006, net cash used in operating activities was $56.9 million. Net cash used in investing activities in the first six months of 2006 was $12.9 million, consisting primarily of capital expenditures offset by the proceeds from the sale of the 104 acre site where Six Flags AstroWorld was located.  Net cash provided by financing activities in the first six months of 2006 was $72.4 million, representing primarily the proceeds of borrowings under the working capital revolver of our Credit Facility, offset by the payment of preferred stock dividends.

Our net operating cash flows are largely driven by attendance and per capita spending levels because our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending.  These cash-based operating expenses include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance.

Long-Term Debt and Preferred Stock

Our debt at June 30, 2006 included $1,489.6 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $831.9 million under our Credit Facility and $4.3 million of other indebtedness, including $2.5 million of indebtedness at Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our Credit Facility includes a $655.0 million term loan ($641.9 million of which was outstanding at June 30, 2006); an $82.5 million multicurrency facility (none of which was outstanding at June 30, 2006 other than $32.5 million of letters of credit); and a $300.0 million working capital revolver ($190.0 million of which was outstanding at that date).  The working capital and multicurrency facilities terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the Credit Facility, the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not converted into common stock or redeemed.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas.  These obligations continue until 2027, in the case of the Georgia park and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $56.8 million in 2006 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2006 approximately $18.5 million based on our ownership of approximately 25% of the Georgia partnership and approximately 38% of the Texas partnership at June 30, 2006), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We plan to make approximately $28.0 million of capital expenditures at these parks for the 2006 season, an amount in excess of the minimum required expenditure.  We were not required to purchase any units in the 2005 offer to purchase and we purchased approximately 0.52 units in the 2006 offer.  Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2007 will be an aggregate of approximately $276.8 million, representing approximately 50.0% of the outstanding units of the Georgia park and 40.9% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $45.9 million of aggregate net cash provided by operating activities during 2005 (net of advances from the general partners).  At June 30, 2006, we had total loans outstanding of $157.7 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-Balance Sheet Arrangements

In December 2004, we guaranteed the payment of a $32.1 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006.  We have also guaranteed a $1.0 million working capital revolving facility. We have not yet received any revenues from the joint venture but had advanced the joint venture approximately $2.1 million at June 30, 2006.  We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million.

The guarantee of the term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The revolving credit facility terminates in March 2007. As security for the guarantee, we have provided an $8.0 million letter of credit.  At June 30, 2006, approximately $31.9 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners either must reimburse us for their respective pro rata share (based on their percentage interests in the venture) or their interests in the joint venture will be diluted or, in certain cases, forfeited.  We also entered into a management agreement to manage and operate the project.  As of June 30, 2006, we were not involved in any other off-balance sheet arrangements.

Other Obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $4.0 million for 2006 based upon the number of domestic parks utilizing the licensed characters. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the cost of the merchandise.  In February 2006, we announced we were “freezing” our pension plan, pursuant to which participants will no longer continue to earn future pension benefits.  Including the effects of this freeze, we expect to make contributions of approximately $6.5 million in 2006 with respect to our pension plans and $2.5 million in 2006 to our 401(k) plan. Our estimated expense for employee health insurance for 2006 is $16.0 million.

Although we are contractually committed to make approximately $13.0 million of capital expenditures at one park, the vast majority of our capital expenditures in 2006 and beyond will be made on a discretionary basis.  We plan on spending approximately $130 million on capital expenditures for the 2006 calendar year.

During the first quarter of 2006 we entered into a five-year sponsorship, marketing and purchasing agreement with Papa John’s pursuant to which we agreed to purchase ingredients for a minimum number of whole pizzas as well as certain printing, embroidery and promotional services, in each case, subject to Papa John’s meeting certain pricing and specification requirements.

We have entered into two long-term agreements with The Home Depot. Under the terms of the supply agreement, we agreed to purchase certain commercial home products, building material, construction, maintenance and repair products exclusively from The Home Depot, subject to The Home Depot meeting specific pricing and specification requirements.  Under the terms of the marketing agreement, each party agreed to provide the other specified marketing and promotional support.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies that expired in 2004 and 2005, the current policies, which expire in December 2006, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions increased from $2.0 million to $2.5 million per occurrence and workers’ compensation retentions increased from $500,000 to $750,000).  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks, such as terrorism.  See Note 5 to Notes to Consolidated Financial Statements for information on certain significant litigation.

Red Zone has requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation.  By virtue of consent solicitation, three individuals designated by Red Zone, including Daniel M. Snyder, the Chairman of our Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors.  Our Board of Directors has authorized us to reimburse Red Zone for the reasonable expenses incurred in connection with its consent solicitation subject to approval by our shareholders.  Red Zone has requested reimbursement for expenses that include financial advisory fees, legal fees, travel, compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees and other out of the pocket expenses.  The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone’s expenses would be reasonable.  Shareholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006.  We recognized the reimbursement expense in the consolidated financial statements for the three months ended June 30, 2006.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, there have been no material changes in our market risk exposure from that disclosed in the 2005 Form 10-K.

Item 4.      Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

During the three months ended June 30, 2006, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.  For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Securityholders

On May 25, 2006, the Company held its Annual Meeting of Stockholders.  The number of shares of common stock represented at the meeting either in person or by proxy, was 83,818,040 shares (88.96% of the outstanding shares of common stock).  Six proposals were voted upon at the meeting.  The proposals and voting results were as follows:

1.    Proposal 1 — Election of Directors

The following persons were elected as directors as follows:

Name	For	Withheld	Abstained
Daniel M. Snyder	83,647,389	170,651	—
Mark Shapiro	83,701,382	116,658	—
C.E. Andrews	83,715,774	102,266	—
Mark Jennings	83,709,556	108,484	—
Jack Kemp	83,708,391	109,649	—
Robert J. McGuire	83,021,878	796,162	—
Perry Rogers	83,708,102	109,938	—
Dwight C. Schar	83,696,795	121,245	—
Harvey Weinstein	83,686,559	131,481	—

2.               Proposal 2 – To ratify the selection by the Audit Committee of the Company’s Board of Directors of KPMG LLP as independent public accountants of the Company for the year ending December 31, 2006.

For	Against	Abstained
83,047,640	697,155	73,245

3.               Proposal 3 – To ratify the reimbursement of certain expenses incurred by Red Zone LLC in connection with its successful consent solicitation.

For	Against	Abstained
57,012,348	5,503,340	422,299

4.               Proposal 4 – To approve the adoption of the Company’s 2006 Stock Option and Incentive Plan.

For	Against	Abstained
57,731,659	4,073,001	1,133,327

5.               Proposal 5 – To approve the adoption of the Company’s 2006 Employee Stock Purchase Plan.

For	Against	Abstained
61,430,651	388,966	1,118,370

6.               Proposal 6 – To approve an amendment to the Company’s By-Laws to permit vacancies on our Board of Directors to be filled by either the remaining members of the Board of Directors or stockholders.

For	Against	Abstained
59,659,769	2,180,544	1,097,674

Item 6.  Exhibits

The following exhibits are filed (or furnished) herewith or were heretofore filed and are hereby incorporated by reference:

Exhibit 10.1	Six Flags, Inc. 2006 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 30, 2006)

Exhibit 10.2	Six Flags, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Six Flags Current Report on Form 8-K filed on May 30, 2006)

Exhibit 10.3

Eighth Amendment, dated as of July 28, 2006, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among Six Flags, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on August 3, 2006)

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)

/s/ MARK SHAPIRO
Mark Shapiro President and Chief Executive Officer

/s/ JEFFREY R. SPEED
Jeffrey R. Speed Executive Vice President and Chief Financial Officer (principal financial officer)

Date:   August 9, 2006

EXHIBIT INDEX

Exhibit No.	Description
10.1	Six Flags, Inc. 2006 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 30, 2006)

10.2	Six Flags, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Six Flags Current Report on Form 8-K filed on May 30, 2006)

10.3

Eighth Amendment, dated as of July 28, 2006, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among Six Flags, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on August 3, 2006)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed/furnished herewith