Form 10-Q
period 2006-09-30
SIX FLAGS INC
filed 2006-11-09
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 1, 2006, Six Flags, Inc. had 94,384,728 outstanding shares of Common Stock, par value $0.025 per share.

SIX FLAGS, INC.
FORM 10-Q

INDEX

Cautionary Note Regarding Forward-Looking Statements

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

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (www.sixflags.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,635,000	$81,534,000
Accounts receivable	90,424,000	51,308,000
Inventories	32,896,000	27,164,000
Prepaid expenses and other current assets	40,653,000	39,797,000
Total current assets	222,608,000	199,803,000

Other assets:
Debt issuance costs	40,405,000	43,897,000
Restricted-use investment securities	11,001,000	—
Deposits and other assets	21,448,000	36,123,000
Total other assets	72,854,000	80,020,000

Property and equipment, at cost	2,875,115,000	2,812,258,000
Less accumulated depreciation	999,220,000	908,944,000
Total property and equipment	1,875,895,000	1,903,314,000

Assets held for sale	26,700,000	119,154,000
Intangible assets, net of accumulated amortization	1,189,632,000	1,189,631,000
Total assets	$3,387,689,000	$3,491,922,000

See accompanying notes to consolidated financial statements.

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,144,000	$31,101,000
Accrued compensation, payroll taxes and benefits	15,003,000	17,101,000
Accrued insurance reserves	37,969,000	32,826,000
Accrued interest payable	54,548,000	34,022,000
Other accrued liabilities	42,832,000	35,433,000
Deferred income	23,852,000	7,289,000
Current portion of long-term debt	53,825,000	113,601,000
Total current liabilities	263,173,000	271,373,000

Long-term debt	2,129,336,000	2,128,756,000
Minority interest	74,413,000	56,277,000
Other long-term liabilities	44,157,000	43,592,000
Deferred income taxes	14,329,000	14,345,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	284,216,000	283,371,000

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 94,384,728 and 93,201,528 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,360,000	2,330,000
Capital in excess of par value	1,765,149,000	1,750,925,000
Accumulated deficit	(1,174,409,000)	(1,042,042,000)
Accumulated other comprehensive loss	(15,035,000)	(17,005,000)

Total stockholders’ equity	578,065,000	694,208,000

Total liabilities and stockholders’ equity	$3,387,689,000	$3,491,922,000

See accompanying notes to consolidated financial statements.

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Revenue:
Theme park admissions	$294,648,000	$298,106,000
Theme park food, merchandise and other	246,069,000	247,989,000
Total revenue	540,717,000	546,095,000

Operating costs and expenses:
Operating expenses	151,263,000	150,488,000
Selling, general and administrative (including stock-based compensation of $2,277,000 in 2006 and $166,000 in 2005)	62,130,000	51,342,000
Costs of products sold	44,129,000	45,988,000
Depreciation	37,616,000	36,552,000
Amortization	220,000	222,000
Loss on fixed assets	1,187,000	1,918,000
Total operating costs and expenses	296,545,000	286,510,000
Income from operations	244,172,000	259,585,000

Other income (expense):
Interest expense	(51,467,000)	(45,962,000)
Interest income	1,162,000	1,813,000
Minority interest in earnings	(30,917,000)	(25,060,000)
Equity in operations of partnerships	(144,000)	—
Other expense	(233,000)	(270,000)
Total other income (expense)	(81,599,000)	(69,479,000)

Income from continuing operations before income taxes and discontinued operations	162,573,000	190,106,000

Income tax expense	1,783,000	1,270,000

Income from continuing operations before discontinued operations	160,790,000	188,836,000

Discontinued operations	3,954,000	6,852,000
Net income	$164,744,000	$195,688,000
Net income applicable to common stock	$159,252,000	$190,195,000
Weighted average number of common shares outstanding - basic:	94,352,000	93,107,000
Weighted average number of common shares outstanding - diluted:	155,229,000	154,051,000
Net income per average common share outstanding - basic:
Income from continuing operations	$1.65	$1.97
Discontinued operations	0.04	.07
Net income	$1.69	$2.04
Net income per average common share outstanding — diluted:
Income from continuing operations	$1.06	$1.25
Discontinued operations	0.02	0.04
Net income	$1.08	$1.29

See accompanying notes to consolidated financial statements.

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Revenue:
Theme park admissions	$507,082,000	$517,284,000
Theme park food, merchandise and other	432,413,000	438,914,000
Total revenue	939,495,000	956,198,000

Operating costs and expenses:
Operating expenses	393,785,000	366,716,000
Selling, general and administrative (including stock-based compensation of $13,052,000 in 2006 and $620,000 in 2005)	211,239,000	160,514,000
Costs of products sold	79,394,000	82,608,000
Depreciation	109,576,000	105,954,000
Amortization	659,000	667,000
Loss on fixed assets	20,910,000	11,518,000
Total operating costs and expenses	815,563,000	727,977,000
Income from operations	123,932,000	228,221,000
Other income (expense):
Interest expense	(151,209,000)	(139,668,000)
Interest income	2,528,000	4,963,000
Minority interest in earnings	(45,402,000)	(44,028,000)
Equity in operations of partnerships	(462,000)	—
Early repurchase of debt	—	(19,303,000)
Other expense	(11,538,000)	(1,353,000)
Total other income (expense)	(206,083,000)	(199,389,000)
Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(82,151,000)	28,832,000
Income tax expense	3,985,000	3,791,000
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(86,136,000)	25,041,000
Discontinued operations	(28,716,000)	3,029,000
Income (loss) before cumulative effect of a change in accounting principle	(114,852,000)	28,070,000
Cumulative effect of a change in accounting principle (see Note 1)	(1,038,000)	—
Net income (loss)	$(115,890,000)	$28,070,000
Net income (loss) applicable to common stock	$(132,367,000)	$11,592,000
Weighted average number of common shares outstanding - basic and diluted:	94,194,000	96,106,000
Net income (loss) per average common share outstanding - basic and diluted:
Income (loss) from continuing operations	$(1.10)	$0.09
Discontinued operations	(0.30)	0.03
Cumulative effect of change in accounting principle	(0.01)	—
Net income (loss)	$(1.41)	$0.12

See accompanying notes to consolidated financial statements.

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$164,744,000	$195,688,000	$(115,890,000)	$28,070,000
Other comprehensive income (loss):
Foreign currency translation adjustment	2,740,000	2,976,000	1,965,000	4,813,000
Net change in fair value of derivative instruments	—	42,000	8,000	(1,025,000)
Reclassifications of amounts taken to operations	(2,000)	—	(3,000)	1,167,000
Comprehensive income (loss)	$167,482,000	$198,706,000	$(113,920,000)	$33,025,000

See accompanying notes to consolidated financial statements.

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
Cash flow from operating activities:
Net income (loss)	$(115,890,000)	$28,070,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,235,000	106,621,000
Minority interest in earnings	45,402,000	44,028,000
Partnership and joint venture distributions	(27,266,000)	(25,820,000)
Stock-based compensation	13,052,000	620,000
Cumulative effect of a change in accounting principle	1,038,000	—
Interest accretion on notes payable	178,000	200,000
Early repurchase of debt	—	19,303,000
Loss on discontinued operations	18,773,000	8,298,000
Amortization of debt issuance costs	6,452,000	6,159,000
Other including loss on disposal of assets	20,899,000	11,728,000
Increase in accounts receivable	(47,150,000)	(44,586,000)
Increase in inventories, prepaid expenses and other current assets	(6,752,000)	(5,124,000)
Decrease in deposits and other assets	14,674,000	10,672,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	31,709,000	37,272,000
Increase in accrued interest payable	20,526,000	13,880,000
Deferred income tax benefit	267,000	41,000
Total adjustments	202,037,000	183,292,000
Net cash provided by operating activities	86,147,000	211,362,000

Cash flow from investing activities:
Additions to property and equipment	(104,141,000)	(136,551,000)
Additions to intangible assets	(417,000)	—
Capital expenditures of discontinued operations	(414,000)	(1,690,000)
Purchase of restricted-use investments	(11,001,000)	—
Maturities of restricted-use investments	—	134,508,000
Proceeds from sale of discontinued operations	77,000,000	—
Property insurance recovery	8,071,000	—
Proceeds from sale of assets	28,000	103,000
Net cash used in investing activities	(30,874,000)	(3,630,000)

Cash flow from financing activities:
Repayment of borrowings	(336,799,000)	(590,316,000)
Proceeds from borrowings	276,809,000	449,525,000
Net cash proceeds from issuance of common stock	163,000	—
Payment of cash dividends	(15,633,000)	(15,633,000)
Payment of debt issuance costs	(2,960,000)	(4,456,000)
Net cash used in financing activities	(78,420,000)	(160,880,000)
Effect of exchange rate changes on cash	248,000	720,000
Increase (decrease) in cash and cash equivalents	(22,899,000)	47,572,000
Cash and cash equivalents at beginning of year	81,534,000	68,807,000
Cash and cash equivalents at end of period	$58,635,000	$116,379,000

See accompanying notes to consolidated financial statements.

Item 1 — Financial Statements (Continued)

SIX FLAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
Supplemental cash flow information:
Cash paid for interest	$124,054,000	$119,431,000
Cash paid for income taxes	$3,731,000	$4,365,000
Supplemental disclosure of noncash investing and financing activities
2006
- Acquired approximately $616,000 of assets through a capital lease
2005
- None

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

As of September 30, 2006, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one park in Canada.

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million.  The sale was approved by our lenders under the Credit Facility (see Note 4(a)) and the proceeds from the sale were used to reduce our indebtedness. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment. The accompanying consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations.  See Note 3.

In January 2006, we announced our intention to sell our two Oklahoma City parks following the 2006 season.  In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season.  The sale of the Ohio assets was completed on November 1, 2006.  We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park.  If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term.  The accompanying consolidated financial statements as of and for all periods presented reflect the assets of our Oklahoma City parks and our Columbus and Sacramento water parks as assets held for sale and their results as discontinued operations.  See Note 3.

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

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 or 2006 seasons.  See Note 5.

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Results of operations for the three- and nine-month periods ended September 30, 2006 are not indicative of the results expected for the full year.  In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while a certain level of expense is incurred year round.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2005, we had recorded a valuation allowance of $196,783,000 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss, capital loss, and tax credit carryforwards, before they expire.  We generated a net loss in the first nine months of 2006.  As a result, and in light of the uncertainties referred to in the preceding sentence, we added $46,602,000 to the valuation allowance at September 30, 2006.  The valuation allowance was decreased $6,202,000 at September 30, 2005, in respect of net income before income taxes generated during the first nine months of 2005.  Six Flags is no longer permanently reinvesting foreign earnings in 2006; therefore, United States deferred income taxes have been provided on foreign earnings.  The impact was an increase to deferred tax liabilities and a reduction to the valuation allowance of approximately $23,980,000.  In addition, we added $340,000 to the valuation allowance at September 30, 2006 related to other comprehensive loss.

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Six Flags Over Georgia is also party to an interest rate swap agreement with respect to an aggregate of $1,000,000 and $3,000,000 of indebtedness at September 30, 2006 and December 31, 2005, respectively.

During the first nine months of 2006 and 2005, we have designated all of the interest rate swap agreements as cash-flow hedges.

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

During the first nine months of 2006 and 2005, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in “Accumulated other comprehensive loss.”  These amounts are reclassified to interest expense when the forecasted transaction takes place.

The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

No transactions or events are expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations.  The maximum term over which we are hedging exposures to the variability of cash flows for interest rate risk is 2 months.

Income (Loss) Per Common Share

The following table reconciles the weighted average number of shares of common stock outstanding used in the calculations of basic and diluted income per share for the three months ended September 30, 2006 and 2005, respectively.  The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2006 does not include 4,317,000 and 4,267,000 options, respectively, and for the three and nine months ended September 30, 2005 does not include 2,704,000 and 3,004,000 options, respectively, as the effect of the exercise of these options would be antidilutive. Additionally, the weighted average number of shares of common stock on a diluted basis for the nine-month periods does not include the effect of the potential conversion of our convertible preferred stock or convertible notes as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive.  Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) are convertible into 47,087,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares.  See Note 4(f).

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

	Three months ended September 30,
	2006			2005
		Weighted			Weighted
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Net income	$164,744,000			$195,688,000
Preferred stock dividends	(5,492,000)			(5,493,000)
	159,252,000	94,352,000	$1.69	190,195,000	93,107,000	$2.04
Effect of potential common shares issuable upon exercise of employee stock options	—	1,000		—	68,000
Effect of dilutive securities:
Preferred stock	5,492,000	13,789,000		5,493,000	13,789,000
Convertible notes	3,591,000	47,087,000		3,591,000	47,087,000
	$168,335,000	155,229,000	$1.08	$199,279,000	154,051,000	$1.29

Reclassifications

Reclassifications have been made to certain amounts reported in 2005 to conform with the 2006 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method.  Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R).  Results for periods prior to January 1, 2006 have not been restated.  During the three and nine months ended September 30, 2006, stock-based compensation was $2,277,000 and $13,052,000, respectively.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

As a result of adopting SFAS 123 (R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options and our loss from continuing operations before income taxes for the first nine months of 2006 is $6,827,000 higher than if we had continued to account for stock-based payment arrangements under APB 25.  Basic and diluted net loss per share for the first nine months of 2006 would have been $1.33 if we had not adopted SFAS 123 (R), compared to reported basic and diluted loss per share of $1.41.

No compensation expense has been recognized for the unconditional stock options in the consolidated financial statements for the three and nine months ended September 30, 2005.  Had we determined compensation expense based on the fair value at the grant date for all our unconditional stock options under SFAS 123, “Accounting for Stock Based Compensation,” and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net income (loss) applicable to common stock would have been adjusted to the pro forma amounts below:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income (loss) applicable to common stock:
As reported	$190,195,000	$11,592,000
Add: Noncash compensation	166,000	620,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(609,000)	(1,948,000)
Pro forma	$189,752,000	$10,264,000
Net income (loss) per weighted average common share outstanding — basic:
Basic:
As reported	$2.04	$0.12
Pro forma	$2.04	$0.11

Diluted:
As reported	$1.29	$0.12
Pro forma	$1.29	$0.11

Our Stock Option and Incentive Plans

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock, and other stock-based awards.  The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which eligible employees and directors will receive awards, the types of awards to be received, and the terms and conditions thereof.  The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee.  The Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards.  As of September 30, 2006, options to purchase 4,337,000 shares of our common stock and 770,000 shares of restricted stock were outstanding under our Plans and approximately 3,105,000 shares were available for future grant.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Stock Options:

Options granted under the Plans may be designated as either incentive stock options or non-qualified stock options.  The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment.  Options are generally granted with an exercise price equal to the market value of our common stock at the date of grant.  These option awards generally vest 20% per annum, commencing with the date of grant, and have a contractual term of either 7 or 10 years.  In addition, our President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that become exercisable only if certain market prices of our common stock are maintained for consecutive 90 day periods.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.  In June 2006, 2,810,000 options that had been issued as liability based options to 16 employees were modified to obtain equity based status.  This modification resulted in $4,022,000 of liabilities, related to stock-based compensation, to be reclassified to equity.

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

The estimated fair value of options granted to our President and Chief Executive Officer with a market condition was calculated using the Monte Carlo option pricing valuation model. This model takes into account several factors and assumptions.  The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant.  The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees’ expected exercise and post-vesting employment termination behavior.  Expected volatility was equal to the expected volatility utilized in the Black-Scholes option pricing valuation model described above.  The expected dividend yield is based on expected dividends for the expected term of the stock options.  The vesting hurdles were based on the market prices of our common stock that were the terms of the option grants ($12 and $15) and the exercise multiple utilized was 1.75 which assumes that the option holder will exercise once the stock price has appreciated to 1.75 times the grant price.

The weighted-average assumptions used in the option pricing valuation models for options granted in the nine months ended September 30, 2006 and 2005 are as follows:

	September 30,
	2006		2005
	Employees	Directors	Employees	Directors
Risk-free interest rate	4.79%	4.55%	3.71%	3.81%
Expected life (in years)	5.33	6.25	5.00	5.00
Expected volatility	60%	55%	78%	79%
Expected dividend yield	—	—	—	—

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

A summary of the status of our stock option awards as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2006	3,323,000	$16.48	2.94	$1,221
Granted	3,090,000	8.77	8.88	2
Exercised	(1,056,000)	6.96	—	3,617
Canceled or exchanged	—	—	—	—
Forfeited	(1,020,000)	18.21	—	—
Expired	—	—	—	—
Balance at September 30, 2006	4,337,000	13.29	6.60	31
Vested and expected to vest at September 30, 2006	4,268,000	13.38	6.55	30
Options exercisable at September 30, 2006	1,965,000	18.10	3.34	11

The weighted average grant date fair value of our option awards granted during the nine months ended September 30, 2006 and 2005 was $4.61 and $3.23, respectively.  The total intrinsic value of options exercised during the same period was $3.6 million and $0 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2006 and 2005, was $3.8 million and $1.8 million, respectively.

The number of options and shares of restricted stock granted in the nine months ended September 30, 2006 represent, in part, the December 2005 management change, the resulting new members of senior management and the issuance and vesting of options and restricted stock to our former chief financial officer under his employment and termination agreements.

As of September 30, 2006, there was $7.6 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized is 3.06 years.

Restricted Stock:

Restricted shares of our common stock may be awarded under the Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose.  The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends.  Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment.  Of the 820,000 shares of restricted stock granted during the nine months ended September 30, 2006, (i) 50,000 vested on March 31, 2006 upon the resignation of our former chief financial officer, (ii) 520,000 shares will vest in three equal annual installments, commencing January 2007 and (iii) 250,000 shares will vest in two equal installments in January 2009 and 2010.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

A summary of the status of our restricted stock awards as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2006	162,500	$7.44
Granted	820,000	8.54
Vested	(212,500)	7.80
Forfeited	—	—
Non-vested balance at September 30, 2006	770,000	$8.52

The weighted average grant date fair value per share of our restricted stock awards granted during the nine months ended September 30, 2006 and 2005 was $8.54 and $5.62, respectively.  The total grant date fair value of our restricted stock distributed during the nine months ended September 30, 2006 and 2005 was $7.0 million and $0.4 million, respectively.  The total fair value of restricted stock that vested during the nine months ended September 30, 2006 and 2005 was $1.7 million and $0.7 million, respectively.  As of September 30, 2006, there was $4.3 million of unrecognized compensation costs related to our restricted stock awards.  The weighted average period over which that cost is expected to be recognized is 2.48 years.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective beginning January 1, 2007.  We are currently evaluating the impact of this interpretation on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.”  SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements.  SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 will be effective for the year ending December 31, 2006.  The cumulative effect of the initial application of SAB 108 will be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings.  We do not expect the adoption of SAB 108 to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and recognition of changes in that funded status in comprehensive income in the year in which the changes occur.  SFAS 158 also requires measurement of the funded status of a plan as of the date of the balance sheet.  SFAS 158 will be effective for recognition of the funded status of the benefit plans for the fourth quarter of 2006, and will be

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

effective for the measurement date provisions for the fourth quarter of 2008.  We do not expect the adoption of SFAS 158 to have a material impact on our consolidated balance sheet.

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

3.              Disposition of Theme Parks

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million.  The sale was approved by our lenders under the Credit Facility (see Note 4(a)) and the proceeds from the sale were used to reduce our indebtedness.  We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment.  The accompanying consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations.

In January 2006, we announced our intention to sell our two Oklahoma City parks following the 2006 season.  In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season.  The sale of the Ohio assets was completed on November 1, 2006.  We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park.  If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term.  The accompanying consolidated financial statements as of and for all periods presented reflect select assets of our Oklahoma City parks and our Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of Six Flags AstroWorld, our Oklahoma City parks, Columbus water park and Sacramento water park as discontinued operations.  The assets of these facilities have been classified as

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

“Assets held for sale” on the September 30, 2006 (excluding the Houston park) and December 31, 2005 consolidated balance sheets and consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Inventories, prepaid expenses and other current assets	$1,694	$1,396
Property, plant and equipment, net	12,268	75,347
Goodwill, net.	12,738	42,411
Total assets held for sale	$26,700	$119,154

The net loss from discontinued operations was classified on the consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Operating revenue	$11,406	$27,198	$18,979	$57,966
Gain on sale of discontinued operation	—	—	761	—
Income from discontinued operations before income taxes	5,002	6,852	3,386	3,029
Impairment of assets held for sale	(1,048)	—	(32,863)	—
Net results of discontinued operations	$3,954	$6,852	$(28,716)	$3,029

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

4.                                      Long-Term Indebtedness

(a)             On November 5, 1999, Six Flags Theme Parks Inc. (“SFTP”), a direct wholly owned subsidiary of Six Flags Operations Inc., our principal direct subsidiary (“Six Flags Operations”), entered into a senior credit facility (the “Credit Facility”), which was amended and restated on July 8, 2002 and further amended on November 25, 2003, January 14, 2004, March 26, 2004, November 5, 2004, April 22, 2005, December 23, 2005, April 21, 2006 and July 28, 2006.  The Credit Facility includes a $300,000,000 working capital revolving credit facility ($45,000,000 and $0 of which was outstanding at September 30, 2006 and 2005, respectively), an $82,500,000 multicurrency facility (of which none was outstanding at September 30, 2006 or 2005, excluding letters of credit in the amounts of $32,969,000 and $30,575,000 on those dates) and a term loan ($640,263,000 and $646,813,000 of which were outstanding at September 30, 2006 and 2005, respectively).  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At September 30, 2006, the weighted average interest rate for borrowings under the working capital revolver and the term loan was 8.58% and 8.73%, respectively. The working capital revolver and the multicurrency facility permit optional prepayments and reborrowings and terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009, provided, however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not redeemed or converted into common stock.  A commitment fee of 0.50% of the unused credit of the working capital revolver and multicurrency facility is due quarterly in arrears.  The principal borrower

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

under the Credit Facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations’ capital stock.

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

On April 21, 2006, we entered into an amendment to the Credit Facility to (i) reduce by 0.25% the interest rate on the term loan, (ii) to eliminate amortization on the multicurrency facility and the provision of the working capital revolver that required the facility to be repaid in full for 30 consecutive days each year, (iii) permit us to borrow up to an additional $300.0 million in term loans under the Credit Facility and (iv) permit us to make asset dispositions of up to $300.0 million without seeking lender approval, in each case, within eleven months of the receipt of such proceeds. The proceeds of any transaction referred to in clauses (iii) and (iv) above may be used to refinance Holdings’ public debt, redeem its PIERS, make required payments to our partners at Six Flags Over Georgia and Six Flags Over Texas (together, the “Partnership Parks”) and, in the case of asset dispositions, spend up to $100.0 million to acquire, restore or construct assets.

On July 28, 2006, we entered into an amendment to the Credit Agreement to (i) waive Six Flags Operations’ compliance with the financial covenants in the Credit Agreement for the period ending

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

In addition to the specified financial ratios and tests noted above, the Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to $75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to September 30, 2006) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in the Partnership Parks) and engage in certain transactions with subsidiaries and affiliates.

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

(c)           On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 ⅞% Senior Notes due 2010 (the “2010 Senior Notes”).  As of December 31, 2004, we had repurchased $179.7 million of the 2010 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations and a portion of the proceeds of the November 2004 offering of our Convertible Notes (see Note 4(f)).  A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. We have not repurchased or retired any additional 2010 Senior Notes since December 31, 2004.  The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings.  The 2010 Senior Notes require annual interest payments of approximately $26,652,000 (8 ⅞% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.  The net proceeds of the 2010 Senior Notes were used to fund the redemptions of senior notes of Holdings and Six Flags Operations.

The indenture under which the 2010 Senior Notes were issued limits our ability, among other things, to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

5.              Commitments and Contingencies

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 or 2006 seasons.  We have determined that our carrying value of the assets destroyed is approximately $32.5 million.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million.  The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage.  Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited.  Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable.  We have filed property insurance claims, including business interruption, with our insurers.  Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we established an insurance receivable in an amount equal to the prior carrying value of those assets, of $32.5 million plus $3.4 million in business interruption coverage for costs incurred while the park has been closed.  As of September 30, 2006, we have received payments from our carriers in the amount of $11.5 million bringing the total insurance receivable balance to $24.4 million at September 30, 2006.  We cannot estimate at this time when, or if, the park will be back in operation.  We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets.  We cannot be certain that our current estimates of the extent of the damage will be correct.

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own the two Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $56,791,000 (as of 2006 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On September 30, 2006, we owned approximately 25.3% and 37.7%, respectively, of the limited partnership units in the Georgia and Texas partnerships. No units were tendered in 2005 and approximately 0.52 units in the Texas partnership were tendered in 2006. The maximum unit purchase obligations for 2007 at both parks will aggregate approximately $276.8 million, representing approximately 50.0% of the outstanding units of the Georgia park and 40.9% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $33.1 million for both parks based on current purchase prices. Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $11.0 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in California state court.  In the complaint, plaintiffs allege ten causes of action for, inter alia, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks.  On April 5, 2006, we moved for summary judgment with respect to some of the plaintiffs’ purported claims and to dismiss all claims against those parks and individuals who were improperly named in the complaint.  Discovery is proceeding with respect to our summary judgment motion and we are investigating the allegations of unpaid wages at several of our California parks.  The consolidated financial statements of Six Flags, Inc. do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

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

In December 2004, we guaranteed the payment of a $32.1 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006.  At September 30, 2006, $31,943,000 was outstanding under the loan.  We have also guaranteed a $1.0 million working capital revolving facility.  Our guarantee of the term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured. The revolving facility terminates in March 2007.  As security for the guarantee, we have provided an $8.0 million letter of credit.  We also entered into a management agreement to manage and operate the project.

Red Zone LLC (“Red Zone”) requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation.  By virtue of the consent solicitation, three individuals designated by Red Zone, including Daniel M. Snyder, the Chairman of our Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors.  Our Board of Directors authorized us to reimburse

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Red Zone for the reasonable expenses Red Zone incurred in connection with its consent solicitation subject to approval by our shareholders.  Red Zone requested reimbursement for expenses that include financial advisory fees, legal fees, travel, compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who became our employees and other out of the pocket expenses.  The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone’s expenses would be reasonable.  Shareholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006.  We recognized the reimbursement expense in the consolidated financial statements for the three months ended June 30, 2006.

6.              Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly owned by us, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Marine World.

On April 1, 1997, we became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues.  In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options).  We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully integrated regional theme park at the site.  We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.  We also have an option through February 2010 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of cash flow).

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,311,000 and $2,791,000 as of September 30, 2006 and December 31, 2005, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

See Note 5 for a description of the partnership arrangements applicable to Partnership Parks.

7.              Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our management for review and as a basis for decision making.  The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization (“EBITDA”).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  As such, we have only one reportable segment - operation of theme parks.  The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.  Park level expenses exclude all non-cash operating expenses, principally depreciation, amortization and stock-based non-cash compensation, and all corporate and non-operating expenses.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Theme park revenue	$540,717	$546,095	$939,495	$956,198
Theme park cash expenses	(242,411)	(241,623)	(617,387)	(586,988)
Aggregate park EBITDA	298,306	304,472	322,108	369,210
Minority interest in earnings - EBITDA	(32,137)	(26,280)	(49,062)	(47,688)
Equity in Operations of Affiliates - EBITDA	438	—	658	—
Corporate expenses	(12,834)	(6,029)	(53,979)	(22,230)
Stock-based compensation	(2,277)	(166)	(13,052)	(620)
Other income (expenses)	(233)	(270)	(11,538)	(1,353)
Equity in Operations of Affiliates	(582)	—	(1,120)	—
Minority interest in earnings — depreciation and other expense	1,220	1,220	3,660	3,660
Depreciation and amortization	(37,836)	(36,774)	(110,235)	(106,621)
Loss on fixed assets	(1,187)	(1,918)	(20,910)	(11,518)
Early repurchase of debt	—	—	—	(19,303)
Interest expense	(51,467)	(45,962)	(151,209)	(139,668)
Interest income	1,162	1,813	2,528	4,963
Income (loss) from continuing operations before income taxes	$162,573	$190,106	$(82,151)	$28,832

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first nine months of 2006 and 2005.

	(in thousands)
2006	Domestic	Foreign	Total
Long-lived assets	$2,920,022	$145,505	$3,065,527
Revenue	863,848	75,647	939,495
2005
Long-lived assets	$2,962,196	$138,599	$3,100,795
Revenue	888,350	67,848	956,198

Long-lived assets include property and equipment and intangible assets.

8.                                      Pension Benefits

As part of the acquisition of SFEC, we assumed the obligations related to the SFTP Defined Benefit Plan (the “SFTP Plan”).  The SFTP Plan covered substantially all of SFTP’s employees.  During 1999 the SFTP Plan was amended to cover substantially all of our domestic full-time employees.  During 2004, the SFTP Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003.  The SFTP Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  The SFTP Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  The SFTP Plan assets are invested primarily in common stock and mutual funds.  The SFTP Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the SFTP Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

In February 2006, we announced we were “freezing” our pension plan effective April 1, 2006, pursuant to which participants will no longer continue to earn future pension benefits.  However, by virtue of provisions of collective bargaining agreements relating to 239 employees at three of our parks, those employees will continue to earn future benefits under the Plan through periods ranging from December 15, 2007 through January 15, 2009.  The freeze resulted in a curtailment loss of $3,125,000 during the nine-month period ended September 30, 2006.

Components of Net Periodic Benefit Cost

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$166,000	$1,524,000	$2,072,000	$4,578,000
Interest cost	2,206,000	2,315,000	6,756,000	6,912,000
Expected return on plan assets	(2,362,000)	(2,199,000)	(7,084,000)	(6,609,000)
Amortization of prior service cost	9,000	140,000	69,000	420,000
Recognized net actuarial loss	85,000	1,143,000	585,000	2,516,000
Curtailment loss	—	—	3,125,000	—
Total net periodic benefit cost	$104,000	$2,923,000	$5,523,000	$7,817,000

Weighted-Average Assumptions Used To Determine Net Cost

Discount rate	5.750%	5.875%	5.750%	5.875%
Rate of compensation increase	4.000%	3.750%	4.000%	3.750%
Expected Return on plan assets	8.000%	8.500%	8.000%	8.500%

Employer Contributions

We expect to contribute approximately $6,617,000 to the SFTP Plan during fiscal year 2006.  During the nine months ended September 30, 2006, we made pension contributions of approximately $5,073,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and nine-month periods ended September 30, 2006 are not indicative of the results expected for the full year. In particular, our theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while a certain level of expense is incurred throughout the year.

As of September 30, 2006, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico City, Mexico and one park in Montreal, Canada.

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

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million. The sale was approved by our lenders under the Credit Facility (see Note 4(a) to Notes to Consolidated Financial Statements) and the proceeds from the sale were used to reduce our indebtedness. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment. The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements.

In January 2006, we announced our intention to sell our two Oklahoma City parks following the 2006 season. In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term (October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season. The sale of the Ohio assets was completed on November 1, 2006. We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park. If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term. Our consolidated financial statements as of and for all periods presented reflect the assets of our Oklahoma City parks and our Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements.

Six Flags New Orleans sustained extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2005 or 2006 seasons. We have determined that our carrying value of the assets destroyed is approximately $32.5 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. We have filed property insurance claims, including business interruption, with our insurers. Since we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we established an insurance receivable in an amount equal to the carrying value of those assets, of $32.5 million plus $3.4 million in business interruption coverage to compensate for costs incurred while the park has been closed. As of September 30, 2006, we have received payments from our carriers in the amount of $11.5 million bringing the total insurance receivable balance to $24.4 million at September 30, 2006. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct. See Note 5 to Notes to Consolidated Financial Statements.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 54% of revenues in the first nine months of 2006) and the sale of food, merchandise, parking, games and attractions inside our parks as well as sponsorship revenue. Revenues in the first nine months of 2006 decreased 2% over the comparable period of 2005, due largely to a 14% reduction in attendance, offset in large part by a 14% increase in per capita total revenue. Per capita total revenue is defined as total revenue divided by attendance. Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) discussed our most critical accounting policies. During the nine months ended September 30, 2006, we increased our valuation allowance in respect of income taxes by $22,962,000 as described in Note 1 to Notes to Consolidated Financial Statements. Except for the foregoing, there have been no material developments with respect to any critical accounting policies discussed in the 2005 Form 10-K since December 31, 2005.

However, as described in Note 1 to Notes to Consolidated Financial Statements, we adopted SFAS 123 (R), relating to stock-based compensation beginning January 1, 2006 and certain new accounting pronouncements have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three and nine months ended September 30, 2006 were as follows (in thousands, except per capita total revenue):

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	Percentage Change (%)	2006	2005	Percentage Change (%)
Total revenue	$540,717	$546,095	(1.0)	$939,495	$956,198	(1.7)
Operating expenses	151,263	150,488	0.5	393,785	366,716	7.4
Selling, general and administrative	62,130	51,342	21.0	211,239	160,514	31.6
Costs of products sold	44,129	45,988	(4.0)	79,394	82,608	(3.9)
Depreciation and amortization	37,836	36,774	2.9	110,235	106,621	3.4
Loss on fixed assets	1,187	1,918	(38.1)	20,910	11,518	81.5
Income from operations	244,172	259,585	(5.9)	123,932	228,221	(45.7)
Interest expense, net	(50,305)	(44,149)	13.9	(148,681)	(134,705)	10.4
Minority interest in earnings	(30,917)	(25,060)	23.4	(45,402)	(44,028)	3.1
Equity in operations of partnerships	(144)	—	n/a	(462)	—	n/a
Early repurchase of debt	—	—	n/a	—	(19,303)	n/a
Other expense	(233)	(270)	(13.7)	(11,538)	(1,353)	752.8
Income (loss) from continuing operations before income taxes	162,573	190,106	(14.5)	(82,151)	28,832	(384.9)
Income tax expense	1,783	1,270	40.4	3,985	3,791	5.1
Income (loss) from continuing operations	$160,790	$188,836	(14.9)	$(86,136)	$25,041	(444.0)

Other Data:
Attendance	14,269	16,269	(12.3)	25,057	28,985	(13.6)
Per capita total revenue	$37.89	$33.57	12.9	$37.49	$32.99	13.7

Three months ended September 30, 2006 vs. three months ended September 30, 2005

Revenue in the third quarter of 2006 totaled $540.7 million compared to $546.1 million for the third quarter of 2005, representing a 1.0% decrease. The decrease arose out of a reduction of 2.0 million (12.3%) in attendance compared to the prior year period. Per capita total revenue (representing total revenue divided by total attendance) increased by $4.32 (12.9%) in the 2006 quarter. The attendance decrease was caused largely by reduced season pass (0.4 million) and group (0.4 million) attendance, the closing of Six Flags New Orleans (0.2 million) and adverse weather conditions, especially on weekend days at our Six Flags branded parks. Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita. Admissions revenue per capita increased 12.7% in the third quarter of 2006, compared to prior year, and is driven primarily by price and ticket mix (i.e. season tickets, main gate, group sales and other discounted tickets). Food and beverage, merchandise and other revenue per capita increased 13.1% in the third quarter of 2006 compared to the third quarter of 2005 driven by price, attendance mix and additional product and service offerings.

Operating expenses for the third quarter of 2006 increased $0.8 million (0.5%) compared to expenses for the third quarter of 2005. The increase includes anticipated increases in outside services and contract shows ($2.3 million), salaries and wages ($1.2 million) and rent ($0.8 million), partially offset by ($2.6 million) in reduced labor benefit costs and the timing of repairs, maintenance and operating supplies.

Selling, general and administrative expenses for the third quarter of 2006 increased $10.8 million (21.0%) compared to the third quarter of 2005. The increase primarily reflects an anticipated increase in costs associated with additional staffing and services, as well as higher insurance and advertising costs in the current year quarter.

Costs of products sold in the 2006 period decreased $1.9 million compared to costs for the third quarter of 2005, reflecting primarily the decrease in attendance and in-park revenues. As a percentage of our in-park spending, cost of sales decreased slightly in the 2006 period.

Depreciation and amortization expense for the third quarter of 2006 increased $1.1 million compared to the third quarter of 2005. The increase was attributable to our on-going capital program.

Loss on fixed assets decreased by $0.7 million in the third quarter of 2006 compared to the prior year period primarily due to the demolition of rides in 2005 for preparation for new capital in 2006.

Interest expense, net increased $6.2 million (13.9%) compared to the third quarter of 2005, reflecting higher net debt levels and higher interest rates in the 2006 quarter.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World, increased by $5.9 million compared to the third quarter of 2005.

Other expense decreased by $0.1 million to $0.2 million in the third quarter of 2006 primarily related to the decrease of certain proxy-related expenses.

Income tax expense was $1.8 million for the third quarter of 2006 compared to $1.3 million for the third quarter of 2005. The tax expense for the third quarter of 2006 was impacted primarily by the reduction of $58.9 million to the valuation allowance described in Note 1 to Notes to Consolidated Financial Statements.

Nine months ended September 30, 2006 vs. nine months ended September 30, 2005

Revenue in the first nine months of 2006 totaled $939.5 million compared to $956.2 million for the first nine months of 2005, representing a 1.7% decrease. The decrease in the 2006 period results primarily from a 13.6% decrease in attendance, offset in large part by a 13.7% increase in per capita total revenue (representing total revenue divided by total attendance). The attendance decrease was largely the result of reduced season pass (1.1 million) and group (0.9 million) attendance. In addition, the attendance decline reflected the closing of Six Flags New Orleans in August 2005 (0.5 million), reduced and delayed advertising expenditures as well as unfavorable weather comparisons to the prior year. Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita. Admissions revenue per capita increased 13.4% in the first nine months of 2006, compared to prior year, and is driven primarily by price and ticket mix (i.e., season tickets, main gate, group sales and other discounted tickets). Food and beverage, merchandise and other revenue per capita increased 14.0% in the first nine months of 2006 driven by price, attendance mix and additional product and service offerings.

Operating expenses for the first nine months of 2006 increased $27.1 million (7.4%) compared to expenses for the first nine months of 2005. The increase primarily reflects anticipated increases in salaries, wages and benefits ($15.7 million) and an increase in repair, maintenance and operating supplies ($4.8 million) due to our guest enhancement program.

Selling, general and administrative expenses for the first nine months of 2006 increased $50.7 million (31.6%) compared to the first nine months of 2005. The increase primarily relates to an increase in salaries, wages and benefits ($25.3 million) driven by an increase in stock-based compensation expense ($12.4 million) related to the adoption of SFAS 123 (R), severance costs associated with the December 2005 management charge ($8.4 million) as well as anticipated increases in salaries, wages and benefits ($4.5 million) primarily due to additional staffing and services. Increased insurance costs ($7.4 million) and an increase in consulting and legal services ($6.3 million), including $1.0 million from the December 2005 management change, also contributed to the increased expense.  Excluding the non-cash stock-based compensation expense from adoption of SFAS 123 (R) and the cost of the December 2005 management change, selling, general and administrative expenses increased 18.0% over the first nine months of 2006 compared with the prior year period.

Costs of products sold for the first nine months of 2006 decreased $3.2 million compared to costs for the first nine months of 2005, reflecting the decrease in attendance and in-park revenues. As a percentage of our in-park spending, cost of sales decreased slightly in the 2006 period.

Depreciation and amortization expense for the first nine months of 2006 increased $3.6 million compared to the first nine months of 2005.  The increase compared to the 2005 level was attributable to our on-going capital program.

Loss on fixed assets for the first nine months of 2006 increased by $9.4 million compared to the loss for the first nine months of 2005 primarily related to new management’s decision to write-off and dispose of several old rides that were not in operation and were being held in storage.

Interest expense, net increased $14.0 million for the first nine months of 2006 compared to the first nine months of 2005, reflecting higher net debt levels and higher interest rates in the 2006 period.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Marine World, increased by $1.4 million compared to the first nine months of 2005.

Other expense in the first nine months of 2006 increased $10.2 million compared to the prior-year period, primarily related to the reimbursement of certain proxy-related expenses incurred by Red Zone LLC, an entity controlled by Daniel M. Snyder, the Chairman of our Board of Directors ($10.4 million). See Note 5 to Notes to Consolidated Financial Statements.

Income tax expense was $4.0 million for the first nine months of 2006 compared to $3.8 million for the first nine months of 2005.  The tax expense for the 2006 period was primarily impacted by the $46.6 million valuation allowance established and discussed in Note 1 to Notes to Consolidated Financial Statements.

Results of Discontinued Operations

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million. The sale was approved by our lenders under the Credit Facility (see Note 4(a) to Notes to Consolidated Financial Statements) and the proceeds from the sale were used to reduce our indebtedness. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment. The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements.

In January 2006, we announced our intention to sell our two Oklahoma City parks following the 2006 season. In addition, during the first quarter of 2006, we agreed to sell substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, at the end of the lease term

(October 31, 2006) for $2.0 million and exercised our rights to terminate the ground lease at our Sacramento, California water park following the 2006 season. The sale of the Ohio assets was completed on November 1, 2006. We are negotiating with the lessor of the California facility and others to purchase our rides, attractions and personal property at that park. If those negotiations are not successful, we are entitled to remove those assets at the end of the lease term. The consolidated financial statements as of and for all periods presented reflect the assets of our Oklahoma City parks and our Columbus and Sacramento water parks, as assets held for sale and their results as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations and select assets of Six Flags AstroWorld, our Oklahoma City parks, Columbus water park and Sacramento water park as discontinued operations. The assets of these facilities have been classified as “Assets held for sale” on the September 30, 2006 (excluding the Houston facility) and December 31, 2005 consolidated balance sheets and consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Inventories, prepaid expenses and other current assets	$1,694	$1,396
Property, plant and equipment, net	12,268	75,347
Goodwill, net	12,738	42,411
Total assets held for sale.	$26,700	$119,154

The net loss from discontinued operations was classified on the consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Operating revenue	$11,406	$27,198	$18,979	$57,966
Gain on sale of discontinued operation	—	—	761	—
Income from discontinued operations before income taxes	5,002	6,852	3,386	3,029
Impairment of assets held for sale	(1,048)	—	(32,863)	—
Net results of discontinued operations	$3,954	$6,852	$(28,716)	$3,029

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

At September 30, 2006, our total debt aggregated $2.2 billion, of which approximately $53.8 million is scheduled to mature prior to September 30, 2007. Of the current portion of long-term debt, $45.0 million represents borrowings under the working capital revolver of our Credit Facility, which can be reborrowed. Based on interest rates at September 30, 2006 for floating rate debt and after giving effect to the interest rate swaps described herein, annual cash interest payments for 2006 on non-revolving credit debt outstanding at September 30, 2006 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $200.0 million. In addition, annual dividend payments on our outstanding preferred stock total $20.8 million, payable at our option in cash or shares of common stock. We plan on spending approximately $130.0 million on capital expenditures for the 2006 calendar year. At September 30, 2006, we had approximately $58.6 million of cash and $304.5 million available under our Credit Facility.

Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolver credit portion of our Credit Facility in order to fund off-season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. Our compliance with the financial covenants at the end of the second quarter of 2006 was waived by our lenders and the financial covenants have been relaxed through 2007. However, if we were to become unable to borrow under the working capital revolver, we would likely be unable to pay in full our off-season obligations. The working capital revolver expires in June 2008. The terms and availability of our Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness except that the interest rate on borrowings under the Credit Facility will be adjusted in the event of certain rating changes.

During the nine months ended September 30, 2006, net cash provided by operating activities was $86.1 million. Net cash used in investing activities in the first nine months of 2006 was $30.9 million, consisting primarily of capital expenditures offset by the proceeds from the sale of the 104 acre site where Six Flags AstroWorld was located. Net cash used in financing activities in the first nine months of 2006 was $78.4 million, representing primarily the repayment of borrowings under the working capital revolver of our Credit Facility and the payment of preferred stock dividends.

Our net operating cash flows are largely driven by attendance and per capita spending levels because our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending. These cash-based operating expenses include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance.

Long-Term Debt and Preferred Stock

Our debt at September 30, 2006 included $1.5 billion of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $685.3 million under our Credit Facility and $8.2 million of other indebtedness, including $5.8 million of indebtedness at Six Flags Over Texas and $1.0 million of indebtedness at Six Flags Over Georgia. Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity. Our Credit Facility includes a $655.0 million term loan ($640.3 million of which was outstanding at September 30, 2006); an $82.5 million multicurrency facility (none of which was outstanding at September 30, 2006 other than $33.0 million of letters of credit); and a $300.0 million working capital revolver ($45.0 million of which was outstanding at that date). The working capital and multicurrency facilities terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the Credit Facility, the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not converted into common stock or redeemed. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 2 and 4 to Notes to Consolidated Financial Statements for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2027, in the case of the Georgia park and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $56.8 million in 2006 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2006 approximately $18.5 million based on our ownership of approximately 25% of the Georgia partnership and approximately 38% of the Texas partnership at September 30, 2006), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We have incurred approximately $30.0 million of capital expenditures at these parks for the 2006 season, an amount in excess of the minimum required expenditure. We were not required to purchase any units in the 2005 offer to purchase and we purchased approximately 0.52 units in the 2006 offer. Because we have not been required since 1998 to purchase a material amount of units, our maximum unit purchase obligation for both parks in 2007 will be an aggregate of approximately $276.8 million, representing approximately 50.0% of the outstanding units of the Georgia park and 40.9% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $11.0 million as a source of funds in the event Time Warner Inc. is required to honor its guarantee.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $45.9 million of aggregate net cash provided by operating activities during 2005 (net of advances from the general partners). At September 30, 2006, we had total loans outstanding of $157.7 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-Balance Sheet Arrangements

In December 2004, we guaranteed the payment of a $32.1 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. We have also guaranteed a $1.0 million working capital revolving facility. We have not yet received any revenues from the joint venture but had advanced the joint venture approximately $2.2 million at September 30, 2006. We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million.

The guarantee of the term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured. The revolving credit facility terminates in March 2007. As security for the guarantee, we have provided an $8.0 million letter of credit. At September 30, 2006, approximately $31.9 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share, assuming they have the resources to do so, or their interests in the joint venture will be diluted or, in certain cases, forfeited. We also entered into a management agreement to manage and operate the project. As of September 30, 2006, we were not involved in any other off-balance sheet arrangements.

Other Obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks aggregate $4.0 million for 2006 based upon the number of domestic parks utilizing the licensed property. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed property, generally equal to 12% of the cost of the merchandise.

In February 2006, we announced we were “freezing” our pension plan, pursuant to which participants will no longer continue to earn future pension benefits. Including the effects of this freeze, we expect to make contributions of approximately $6.6 million in 2006 with respect to our pension plans and $2.5 million in 2006 to our 401(k) plan. Our estimated expense for employee health insurance for 2006 is $16.0 million.

Although we are contractually committed to make approximately $17.5 million of capital and other expenditures at one park, the vast majority of our capital expenditures in 2006 and beyond will be made on a discretionary basis. We plan on spending approximately $130 million on capital expenditures for the 2006 calendar year.

During the first quarter of 2006 we entered into a five-year sponsorship, marketing and purchasing agreement with Papa John’s pursuant to which we agreed to purchase ingredients for a minimum number of whole pizzas as well as certain printing, embroidery and promotional services, in each case, subject to Papa John’s meeting certain pricing and specification requirements.

We have entered into two long-term agreements with The Home Depot. Under the terms of the supply agreement, we agreed to purchase certain commercial home products, building material, construction, maintenance and repair products exclusively from The Home Depot, subject to The Home Depot meeting certain pricing and specification requirements. Under the terms of the marketing agreement, each party agreed to provide the other specified marketing and promotional support.

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

Red Zone requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation. By virtue of consent solicitation, three individuals designated by Red Zone, including Daniel M. Snyder, the Chairman of our Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors. Our Board of Directors authorized us to reimburse Red Zone for the reasonable expenses incurred in connection with its consent solicitation subject to approval by our shareholders. Red Zone requested reimbursement for expenses that include financial advisory fees, legal fees, travel, compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees and other out of the pocket expenses. The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone’s expenses would be reasonable. Shareholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006. We recognized the reimbursement expense in the consolidated financial statements for the three months ended June 30, 2006.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, there have been no material changes in our market risk exposure from that disclosed in the 2005 Form 10-K.

Item 4.                          Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

During the three months ended September 30, 2006, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.  For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.

Item 6.  Exhibits

The following exhibits are filed (or furnished) herewith or were heretofore filed and are hereby incorporated by reference:

Exhibit 10.1

Consulting Agreement, dated as of August 28, 2006, by and between Six Flags, Inc. and Brian Jenkins (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on September 12, 2006)

Exhibit 10.2

Employment Agreement, dated as of September 26, 2006, by and between Mark Shapiro and Six Flags, Inc. (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

Exhibit 10.3	Award Agreement for the Grant of Restricted Stock to Mark Shapiro (incorporated by reference from Exhibit 10.2 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

Exhibit 10.4	Award Agreement for the Grant of $12 Share Price Stock Option to Mark Shapiro (incorporated by reference from Exhibit 10.3 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

Exhibit 10.5	Award Agreement for the Grant of $15 Share Price Stock Option to Mark Shapiro (incorporated by reference from Exhibit 10.4 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

Exhibit 10.6	Award Agreement for the Grant of Noncontingent Stock Option to Mark Shapiro (incorporated by reference from Exhibit 10.5 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)

/s/ Mark Shapiro
Mark Shapiro
President and Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and Chief Financial Officer (principal financial officer)

Date:  November 9, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1

Consulting Agreement, dated as of August 28, 2006, by and between Six Flags, Inc. and Brian Jenkins (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on September 12, 2006)

10.2

Employment Agreement, dated as of September 26, 2006, by and between Mark Shapiro and Six Flags, Inc. (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

10.3	Award Agreement for the Grant of Restricted Stock to Mark Shapiro (incorporated by reference from Exhibit 10.2 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

10.4	Award Agreement for the Grant of $12 Share Price Stock Option to Mark Shapiro (incorporated by reference from Exhibit 10.3 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

10.5	Award Agreement for the Grant of $15 Share Price Stock Option to Mark Shapiro (incorporated by reference from Exhibit 10.4 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

10.6	Award Agreement for the Grant of Noncontingent Stock Option to Mark Shapiro (incorporated by reference from Exhibit 10.5 to the Six Flags Current Report on Form 8-K filed on October 2, 2006)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed/furnished herewith