Form 10-K
period 2006-12-31
SIX FLAGS INC
filed 2007-03-16
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  1-13703

SIX FLAGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1540 Broadway, 15th Fl., New York, NY 10036

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (212) 652-9403

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.025 per share	New York Stock Exchange
Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7 1/4% Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Sec. 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $459,512,000. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest most practicable date:  The number of shares of common stock, par value $0.025 per share, of the registrant outstanding as of March 1, 2007 was 94,684,728 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Item 10, as to directors, and by Items 11, 12, 13 and 14 is incorporated by reference to the registrant’s proxy statement for the 2007 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2006 fiscal year.

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

•       pending, threatened or future legal proceedings; and

•       the other factors that are described in “Risk Factors.”

Any forward-looking statement made by us in this document speaks only as of the date of this document. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

*         *         *         *         *

•       As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our” or “Six Flags” refer collectively to Six Flags, Inc. and its consolidated subsidiaries.

•       Looney Tunes characters, names and all related indicia are trademarks of Warner Bros. © 2007, a division of Time Warner Entertainment Company, L.P. Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics © 2007. Cartoon Network and logo are trademarks of Cartoon Network © 2007. Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc. © 2007, a subsidiary of Six Flags. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc. © 2007, a subsidiary of Six Flags.

PART I

ITEM 1.                BUSINESS

Introduction

We are the largest regional theme park operator in the world engaged solely in the theme park business. The 27 parks we operated in 2006 (excluding our New Orleans park, which has been closed since Hurricane Katrina in 2005, our Sacramento, California water park, which we sold after the 2006 season and our Columbus, Ohio water park, which we sold in November 2006) had attendance of approximately 28.5 million during the 2006 season. In addition, in January 2007, we agreed to sell seven of our parks (the “Sale Parks”) in a single transaction. See “Recent Developments—Park Sales.” Excluding the Sale Parks, the 2006 attendance was approximately 24.8 million.

In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. We have worldwide ownership of the “Six Flags” brand name. To capitalize on this name recognition, 19 of our parks (excluding the Sale Parks) are branded as “Six Flags” parks.

We hold exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico and other countries of certain Warner Bros. and DC Comics characters. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others. In addition, we have certain rights to use the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, Flintstones and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

Our parks are located in geographically diverse markets across North America. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets. In the aggregate, during 2006 our theme parks (excluding the Sale Parks, and our Columbus, Ohio and Sacramento, California water parks) offered more than 900 rides, including over 130 roller coasters, making us the leading provider of “thrill rides” in the industry.

We believe that our parks benefit from limited direct competition, since the combination of a limited supply of real estate appropriate for theme park development, high initial capital investment, long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of other theme parks in the United States, we estimate that it would cost over $150 million and would take a minimum of two years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.

Recent Developments

Park Sales

In January 2007, we agreed to sell to PARC 7F-Operations Corporation the stock of our subsidiaries that own three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, subject to adjustment, and a note receivable for $37 million. Pursuant to the sales agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the seven parks of up to $10 million, decreasing by one million dollars annually. The Sale Parks are Six Flags Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Six Flags Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City theme park and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA.

We have recorded a non-cash impairment charge against assets held for sale in connection with this transaction in our consolidated financial statements for the year ended December 31, 2006 in the amount of $84.5 million. The net proceeds from the sale will be used to repay indebtedness. The sale is subject to satisfaction of customary closing conditions, including the receipt of required third party consents.

Sacramento and Columbus Properties

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were, or will be, used to repay indebtedness.

Six Flags New Orleans

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not reopened since that time, and will not reopen for the 2007 season. We have determined that our carrying value of the assets destroyed is approximately $32.5 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. In December 2006, we commenced a declaratory action in Louisiana seeking judicial determination that the flood insurance sublimit is not applicable.

We have filed property insurance claims, including business interruption, with our insurers. Since, in any event, we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we established an insurance receivable in an amount equal to the carrying value of those assets of $32.5 million plus $4.0 million in business interruption coverage to compensate for costs incurred while the park has been closed. As of December 31, 2006, we have received payments from our carriers in the amount of $25.0 million bringing the total insurance receivable balance to $11.5 million at that date. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

Management Change

Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two designees of Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives including (i) expanding the family entertainment offering of the parks by adding additional shows, parades, fireworks and character events utilizing the Warner Bros. and DC Comics licensed property, (ii) enhancing the guest experience by improving the overall appearance and cleanliness of the parks, (iii) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold, (iv) changing advertising agencies and redesigning our advertising campaigns and (v) increasing future sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues.

These initiatives were not fully implemented for the 2006 season and even when fully implemented, there can be no assurance that they will result in increased attendance and/or revenue. See “ Risk Factors—Implementation of a new operational plan—a change in our strategy may adversely impact our operations” and “- New Executive Officers/Board of Directors—our new management does not have proven success with Six Flags.”

2006 Results and 2007 Plan

Fiscal 2006 was a transition year for us. We believe that our operating results in 2006 were adversely affected by (i) a 6.5% increase in operating expenses designed to improve the guest experience and, to a lesser extent, arising out of the management change and (ii) a 13.4% decrease in attendance due in part to delayed advertising expenses and difficult weather comparisons. The attendance decline was offset in large part by a 14.2% increase in total revenue per capita. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

In 2007, we plan to focus on executing an enhanced marketing plan, including both increased media and investments designed to continue the growth of season passes, group and online sales. In addition, we are continuing the efforts commenced in 2006 to offer a more family friendly diversified entertainment product. For example, our new entertainment initiatives for 2007 include, among others, (i) building Thomas & FriendsTM-themed areas at two parks, (ii) creating “Wiggles Worlds”-themed areas at three parks including rides and attractions featuring the popular children’s entertainers, The Wiggles, (iii) expanding on our existing relationship with Tony Hawk by introducing Tony Hawk-themed family spinning coasters at two parks and (iv) introducing new shows at certain of our parks. We will also continue to implement initiatives intended to grow in-park spending aided by the benefit of having a full year with recently introduced brands like Papa John’s, the introduction of new brands like Cold Stone Creamery and Sara Lee, targeted price increases and improved staffing.

Description of Parks

Six Flags America

Six Flags America is a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland). The park’s primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population of approximately 7.4 million people within 50 miles and 12.4 million people within 100 miles. Based on a 2006 survey of television households within designated market areas (“DMAs”) published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 24 DMAs in the United States, respectively.

Six Flags America is located on a site of 523 acres, with 131 acres currently used for park operations.(1) Approximately 300 acres of the balance of the site are available for future development, as well as the potential to develop complementary operations. We may also determine to dispose of some of the additional acreage not necessary for the park’s operations.

Six Flags America’s principal competitors are King’s Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

(1)          Acreage figures for park operations as used in this section captioned “Description of Parks” include land used for parking, support facilities and other ancillary uses.

Six Flags Discovery Kingdom

Six Flags Marine World was re-named Six Flags Discovery Kingdom in January 2007. It features rides, marine mammals and land animals. Six Flags Discovery Kingdom is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population of approximately 5.7 million people within 50 miles and approximately 10.7 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 6 and number 19 DMAs in the United States, respectively.

We operate the park in partnership with the City of Vallejo. The city receives a nominal rent from the partnership and 20% of the cash flow generated by the combined operations of the park after operating expenses and debt services. We receive, in addition to between $250,000 and $500,000 in management fees depending on certain park revenues, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, we have the option to purchase the entire park interests and real estate exercisable through February 2010.

Six Flags Discovery Kingdom is located on approximately 135 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks, birds and reptiles, tropical and cold water fish and marine invertebrates, all featured in a variety of exhibits and participatory attractions.

Six Flags Discovery Kingdom’s principal competitors are Aquarium of the Bay at Pier 39 in San Francisco, Great America in Santa Clara, Gilroy Gardens in Gilroy and Outer Bay at Monterey Bay Aquarium. These attractions are located approximately 30, 60, 100 and 130 miles from Six Flags Discovery Kingdom, respectively.

Six Flags Fiesta Texas

Six Flags Fiesta Texas is a combination theme and water park located on approximately 216 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 2.1 million people within 50 miles and approximately 3.7 million people within 100 miles. The San Antonio market is the number 37 DMA in the United States.

Six Flags Fiesta Texas’ principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with Schlitterbahn, a water park located in New Braunfels, Texas (approximately 33 miles from the park) and Six Flags Over Texas, located in Arlington, Texas (approximately 285 miles from the park).

Six Flags Great Adventure, Six Flags Hurricane Harbor and Six Flags Wild Safari

Six Flags Great Adventure, the separately gated adjacent Six Flags Hurricane Harbor, and Six Flags Wild Safari are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 14.3 million people within 50 miles and approximately 28.1 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

These parks are located on a site of approximately 2,200 acres, of which approximately 635 acres are currently used for park operations. Approximately 700 acres of the balance of the site are available for future development. The animal park is home to over 1,200 animals representing more than 55 species, which can be seen over a four and one-half mile drive. Six Flags Great Adventure’s principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park and Dorney

Park, located in Allentown, Pennsylvania, approximately 75 miles from the park. The water park competes with several other water parks in the market.

Six Flags Great America

Six Flags Great America is a combination theme and water park, located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.8 million people within 50 miles and approximately 13.5 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 33 DMAs in the United States, respectively.

Six Flags Great America is located on a site of approximately 304 acres of which approximately 234 acres are used for the park operations and approximately 35 acres are available for future development. A substantial portion of the unused acres is unsuitable for development. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, our park located outside St. Louis, Missouri, approximately 320 miles from the park. The water park competes with numerous water parks in the Wisconsin Dells area, approximately 170 miles from the park.

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

Six Flags Kentucky Kingdom’s significant direct competitors are Kings Island, located near Cincinnati, Ohio, approximately 130 miles from the park and Holiday World located in Santa Claus, Indiana, approximately 75 miles from the park.

Six Flags Magic Mountain and Six Flags Hurricane Harbor

Six Flags Magic Mountain, and the separately gated adjacent Six Flags Hurricane Harbor are located in Valencia, California, 30 miles north of Los Angeles. The Los Angeles, California market provides the parks with a permanent resident population of approximately 10.6 million people within 50 miles and approximately 17.7 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

The parks are located on a site of approximately 260 acres. Six Flags Magic Mountain’s principal competitors include Disneyland and Disney’s California Adventure, each in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott’s Berry Farm in Buena Park, California, located approximately 50 miles from the park, Sea World of California in San Diego, California, located approximately 150 miles from the park and Legoland in Carlsbad, California, located approximately 120 miles from the park.

Six Flags Hurricane Harbor’s competitors include Soak City USA Waterpark and Raging Waters, each located approximately 50 miles from the water park.

Six Flags Mexico

In May 1999, we acquired Reino Aventura, the largest paid admission theme park in Mexico, which was rebranded as Six Flags Mexico in the 2000 season. The park first opened in 1982 and is located on  approximately 110 acres in Mexico City, which we occupy on a long-term basis pursuant to a concession agreement with the Federal District of Mexico.

The park’s primary market includes Mexico City, Cuernavaca, Puebla and Toluca. This market provides the park with a permanent resident population of approximately 25 million people within 50 miles of the park and approximately 35 million people within 100 miles of the park. Six Flags Mexico’s principal competitor is Chapultepec, an amusement park located in Mexico City.

Six Flags New England

Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston. The primary market for Six Flags New England includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.2 million people within 50 miles and 15.8 million people within 100 miles. Springfield, Providence, Hartford/New Haven and Boston are the number 108, number 51, number 28 and number 5 DMAs in the United States, respectively. Six Flags New England is comprised of approximately 263 acres, with approximately 134 acres currently used for park operations. A substantial portion of the excess land is not suitable for development due to wetlands and other restrictions.

Six Flags New England’s significant direct competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, our park located in Lake George, New York, approximately 150 miles from Six Flags New England.

Six Flags New Orleans

Six Flags New Orleans, a theme park located in New Orleans, Louisiana, was extensively damaged by Hurricane Katrina and did not open for the 2006 season and will not open for the 2007 season. The facility is located on approximately 140 acres. We lease, on a long-term basis, the land on which the park is located together with most of the rides and attractions existing at the park. We also own a separate 86 acre parcel. See “Recent Developments—Six Flags New Orleans.”

Six Flags Over Georgia and Six Flags White Water Atlanta

Six Flags Over Georgia is located on approximately 283 acres, 20 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of approximately 5.0 million people within 50 miles and approximately 8.0 million people within 100 miles. The Atlanta market is the number 9 DMA in the United States.

In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park. Six Flags White Water Atlanta is located on approximately 69 acres. Approximately 12 acres remain undeveloped.

Six Flags Over Georgia’s primary competitors include the Georgia Aquarium located in Atlanta, Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Alabama Adventure in Birmingham, Alabama, located approximately 160 miles from the park, Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park and Wild Adventures in Valdosta, Georgia, located approximately 240 miles from the park. Six Flags White Water’s primary competitors include Sun Valley Beach, Atlanta Beach, Lake Lanier Islands and Dollywood’s Splash Country in Pigeon Forge, Tennessee. These competitors are located approximately 15, 40 and 45 miles away from the water park, respectively. The Georgia Limited Partnership (as defined below) owns the theme park site of approximately 283 acres, including approximately 50 acres of usable, undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the “Georgia Partnership”).

Partnership Structure.   The Georgia park is owned (excluding real property) by Six Flags Over Georgia II, L.P. (the “Georgia Partnership”) of which our wholly-owned subsidiary is the 1% managing general partner. We purchased approximately 25% of the limited partnership units of the 99% limited partner (the “Georgia Limited Partnership”) of the Georgia Partnership in a 1997 tender offer at an aggregate price of $62.7 million. The Georgia partnership arrangements expire in 2027. See “Business—Partnership Park Arrangements” for a more detailed discussion of our obligations under these arrangements.

Six Flags Over Texas and Six Flags Hurricane Harbor

Six Flags Over Texas and the separately gated Six Flags Hurricane Harbor are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately 5.8 million people within 50 miles and approximately 6.9 million people within 100 miles. The Dallas/Fort Worth market is the number 7 DMA in the United States.

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

Partnership Structure.   Six Flags Over Texas is owned (excluding real property) by Texas Flags, Ltd. (the “Texas Partnership”), a Texas limited partnership of which the 1% managing general partner is our wholly-owned subsidiary. The 99% limited partner (the “Texas Limited Partner”) is unaffiliated with us except that we own approximately 38% of the limited partnership units in the Texas Limited Partner. We purchased approximately 33% of the units in a tender offer in 1998 at an aggregate price of $126.2 million. Six Flags Hurricane Harbor is 100% owned by us and is not included in these partnership arrangements. The Texas partnership arrangements expire in 2028. See “Business—Partnership Park Arrangements” for a more detailed discussion of our obligations under these arrangements.

Six Flags St. Louis

Six Flags St. Louis is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.7 million people within 50 miles and approximately 3.9 million people within 100 miles. The St. Louis market is the number 21 DMA in the United States.

We own a site of approximately 497 acres of which approximately 224 acres are used for park operations and approximately 245 acres are available for future development. Six Flags St. Louis competes with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Worlds of Fun in Kansas City, Missouri, located approximately 250 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 515 miles from the park; Silver Dollar City, located in Branson, Missouri, approximately 250 miles from the park; and Six Flags Great America, our park located near Chicago, Illinois, approximately 320 miles from the park.

La Ronde

La Ronde, a theme park located in the City of Montreal, is located on the 146 acre site of the 1967 Montreal Worlds Fair. Montreal has a metropolitan population of approximately 3.7 million and is a major tourist destination. This market provides the park with a permanent resident population of approximately 4.3 million people within 50 miles of the park and 5.8 million people within 100 miles. The park’s competitors are the Quebec City Water Park, our park at Lake George, The Great Escape, and Paramount Canada’s Wonderland, approximately 130, 170 miles and 370 miles respectively from La Ronde.

The Great Escape and Six Flags Great Escape Lodge & Indoor Waterpark

The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park’s primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population of approximately 1.1 million people within 50 miles of the park and 3.2 million people within 100 miles. According to information released by local governmental agencies, more than 7.0 million tourists visited Warren County, which includes the Lake George area, in 2005. The Albany market is the number 65 DMA in the United States.

In February 2006, the Six Flags Great Escape Lodge & Indoor Waterpark, which is located across from The Great Escape & Splashwater Kingdom, opened. In addition to a 200 suite hotel, the facility features a 38,000-square foot indoor water park. The facility is owned by a joint venture in which we hold a 41% interest. We also manage the facility for a management fee equal to 5% of the hotel’s gross receipts. We have guaranteed the payment of a $32.1 million construction loan incurred by the joint venture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity, Capital Commitments and Resources—Off-balance sheet arrangements and aggregate contractual obligations.”

The Great Escape is located on a site of approximately 345 acres, with approximately 132 acres currently used for park operations. Approximately 27 undeveloped acres are suitable for park expansion. The Great Escape’s primary direct competitor is Six Flags New England, our park located near Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

The following is a description of the Sale Parks that we have agreed to sell to PARC 7F–Operations Corporation:

Six Flags Darien Lake

Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park’s primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population of approximately 2.1 million people within 50 miles of the park and 3.1 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 49, number 79 and number 76 DMAs in the United States, respectively.

The Six Flags Darien Lake property consists of approximately 978 acres, including 164 acres for the theme park, 242 acres of campgrounds and approximately 390 usable excess acres. Six Flags Darien Lake also has a 20,000 seat amphitheater. We have a long-term arrangement with an independent concert promoter to lease and operate the amphitheater.

Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by us. The campgrounds include 700 developed campsites, including 397 recreational vehicles (RV’s) available for daily and weekly rental. The campground is one of the largest in the United States. In 2006, approximately 320,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

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

Six Flags Elitch Gardens

Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to the Pepsi Center Arena, and close to Invesco Field at Mile High Stadium and Coors Field. The park’s primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population of approximately 2.9 million people within 50 miles of the park and approximately 4.0 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

Enchanted Village and Wild Waves

Enchanted Village and Wild Waves is a water and rides park located near Seattle, Washington. The facility is located on approximately 66 acres. The Seattle-Tacoma market provides the park with a permanent resident population of approximately 3.6 million people within 50 miles and approximately 4.7 million people within 100 miles. The Seattle-Tacoma market is the number 13 DMA in the United States. The park does not have any significant direct competitors.

Frontier City

Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park’s market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population of approximately 1.3 million people within 50 miles of the park and 2.6 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 45 and number 61 DMAs in the United States, respectively.

We own a site of approximately 113 acres, with approximately 40 acres currently used for park operations. Frontier City’s primary competitor is Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

Splashtown

Splashtown is a water park located in Houston, Texas. The Houston, Texas market provides the park with a permanent resident population of 5.2 million people within 50 miles and 6.4 million people within 100 miles. The Houston market is the number 10 DMA in the United States. We own approximately 56 acres for Splashtown. The park’s main competitor is a water park located in Galveston, Texas.

Waterworld USA/Concord

Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park’s primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population of approximately 7.6 million people within 50 miles of the park and 11.3 million people within 100 miles. The San Francisco Bay market is the number 6 DMA in the

United States. The Concord park is leased under a ground lease expiring in 2025, with five five-year renewal options. The Concord site includes approximately 22 acres. Concord’s only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from the Concord park.

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

Partnership Park Arrangements

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $58.2 million in 2007 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2007 approximately $18.8 million based on our present ownership of  approximately 25% of the Georgia partnership and approximately 38% of the Texas partnership at December 31, 2006), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

The purchase price for the annual offer to purchase limited partnership units in the Georgia and Texas parks is based on the greater of (i) $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) (the “Specified Prices”) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park). In 2027 and 2028, we have the option to purchase all remaining units in the Georgia partnership and the Texas partnership, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2007 would result in an aggregate payment by us of approximately $276.8 million.

In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the “Subordinated Indemnity Agreement”) with certain Six Flags entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $11.1 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us of our obligations described in this paragraph, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Partnership Park Obligations” and Note 12 to Notes to Consolidated Financial Statements.

Marketing and Promotion

We attract visitors through multi-media marketing and promotional programs for each of our parks. The national programs are designed to market and enhance the Six Flags brand name. In 2006, we emphasized the 45th anniversary of Six Flags and in 2007, we plan to focus on executing an enhanced marketing plan, including both increased media and investments designed to drive season pass, groups and continue the growth of online sales. Regional and local programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. Marketing programs are supervised by our Executive Vice President, Entertainment and Marketing, with the assistance of our senior management and advertising agencies.

We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.

Group sales and pre-sold tickets (excluding season passes) represented approximately 33.4% of aggregate attendance in the 2006 season at our  parks. Each park has a group sales and pre-sold ticket manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate “word-of-mouth” advertising for the parks. During the 2006 season, season pass attendance constituted approximately 26.5% of the total attendance at our parks.

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

Licenses

We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, the Cartoon Network and Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to basic license fees ($3.5 million in 2006), we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. The royalty fee is generally equal to 12% of the final landed cost to Six Flags of the merchandise. Warner Bros. has the right to terminate the license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or upon a default under the Subordinated Indemnity Agreement.

Park Operations

We currently operate in geographically diverse markets in North America. Each park is managed by a park president who reports to one of our four regional vice presidents. The park president is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

Each park president also directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance, in-park food, beverage and merchandising, marketing and promotion, human resources and finance. Finance directors at our parks report to the Senior Vice President, Finance and Chief Accounting Officer, and with their support staff provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenues and operating cash flow.

Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open during weekends prior to and following their daily seasons, often in conjunction with themed events (such as FrightFest© and Holiday in the Park©). Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

See Note 13 to Notes to Consolidated Financial Statements for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements

We regularly make capital investments for new rides and attractions at our parks. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. For example, our new entertainment initiatives for 2007 include, among others, (i) building Thomas & FriendsTM-themed areas at two parks, (ii) creating “Wiggles Worlds”-themed areas at three parks including rides and attractions featuring the popular children’s entertainers, The Wiggles, and (iii) expanding on our existing relationship with Tony Hawk by introducing Tony Hawk-themed family spinning coasters at two parks.

In addition, we generally make capital investments in the food, retail, games and other in-park areas to increase guest per capita spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family oriented entertainment experience. In 2007, we are beginning a multi-year initiative to improve our information technology infrastructure. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides, are expensed as incurred and therefore are not included in capital expenditures.

Maintenance and Inspection

Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 900 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

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

Insurance

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 at our U.S. parks, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. Retention levels for our international parks are nominal. Our self-insured retention after November 15, 2003 is $0.75 million for workers compensation claims ($0.5 million for the two prior years). For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. We also maintain fire and extended coverage, workers’ compensation, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

Competition

Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See “Risk Factors”. Within each park’s regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.

Seasonality

Our operations are highly seasonal, with approximately 85% of park attendance and revenues occurring in the second and third calendar quarters of each year and the most active period falling between Memorial Day and Labor Day.

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

Employees

At March 1, 2007, we employed approximately 2,500 full-time employees, and we employed approximately 33,000 seasonal employees during the 2006 operating season. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 14.3% of our full-time and approximately 8.5% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2007 (Six Flags Over Georgia), December 2008 (Six Flags Great Adventure and Six Flags Magic Mountain), January 2009 (Six Flags Over Texas and Six Flags St. Louis) and December 31, 2006 (currently being re-negotiated) and December 31, 2007 (La Ronde). Other than a strike at La Ronde involving five employees which was settled in January 2004, and recognitional picketing at Six Flags New England in February 2005 by 11 employees in anticipation of an election held in 2005 involving up to approximately 45 employees, we have not experienced any strikes or work stoppages by our employees. In that election, the employees voted not to unionize. We consider our employee relations to be good.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.sixflags.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission. Copies are also available, without charge, by sending a written request to Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attn:  Secretary.

Our website, www.sixflags.com, also includes items related to corporate governance matters including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Principles our Code of Business Conduct and our Code of Ethics for Senior Financial Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attn:  Secretary.

On June 20, 2006, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards. The certifications of our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K.

Executive Officers

Name	Age as of March 1, 2007	Position
Mark Shapiro	(37)

President, Chief Executive Officer and a director since December 2005; from September 2002 through October 2005, he served as the Executive Vice President, Programming and Production of ESPN, Inc. (“ESPN”); he served as Senior Vice President and General Manager, Programming at ESPN from July 2001 to September 2002; prior to July 2001, he was Vice President and General Manager of ESPN Classic and ESPN Original Entertainment.

Jeffrey R. Speed	(44)

Executive Vice President, Chief Financial Officer since April 2006; prior to that, he served as Senior Vice President and Chief Financial Officer of Euro Disney S.A.S. since 2003; from 1999 to 2003, he served as Vice President Corporate Finance and Assistant Treasurer for The Walt Disney Company.

Michael Antinoro	(42)

Executive Vice President, Entertainment and Marketing since December 2005; prior to that, he served as Executive Producer of ESPN Original Entertainment from January 2003 to November 2005; prior to that position he served as Senior Coordinating Producer of ESPN Original Entertainment from February 2001 to December 2002; prior to that, he was Senior Vice President of HoopsTV.com.

John E. Bement, Jr.	(54)

Senior Vice President, In-Park Services since February 2006; Executive Vice President, Retail from April 1998 through February 2006; prior to that, he served as General Manager of Six Flags Over Georgia since from January 1993.

Kyle Bradshaw	(43)

Senior Vice President, Finance and Chief Accounting Officer since September 2006; prior to that, he had served as Vice President and Chief Accounting Officer of Euro Disney S.A.S. since 2003; prior to that, he served as Vice President Corporate Controllership for The Walt Disney Company since 2000.

James M. Coughlin	(55)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.
Randy Gerstenblatt	(47)

Senior Vice President, Corporate Alliances since January 2006, prior to that he served as a Senior Vice President at ESPN ABC Sports Customer Marketing and Sales since January 2002; prior to that position, he served as a Vice President of that entity since 1998.

Wendy Goldberg	(43)

Senior Vice President, Communications since January 2006; prior to that she served as an independent communications consultant for four years; from 1997 to 2002, she served as Vice President for Communications at AOL/Time Warner and America Online, Inc.

Walter S. Hawrylak	(59)

Senior Vice President of Administration since June 2002; Secretary since June 2001; Vice President of Administration since June 2000; prior to that he served as our Director of Administration since September 1999; served as Executive Vice President and Chief Financial Officer of Entercitement from May 1997 to September 1999.

Michael Israel	(40)

Senior Vice President, Information Services since April 2006; prior to that he served as President of A&R Consulting Enterprises from June 2004 to March 2006; prior to that position he served as Chief Operating Officer of AMC Computer Corp from 1997 to 2004. He served in various capacities at Word Pro’s Computers and Networks from 1998 to 1996.

Louis Koskovolis	(43)

Executive Vice President, Corporate Alliances since January 2006; prior to that he served as Executive Vice President at ESPN ABC Sports Customer Marketing and Sales, Inc. from January 2005 to January 2006; prior to that position, he served in various capacities at that entity since January 2001.

John Odum	(49)

Senior Vice President, Park Strategy and Management since February 2006; Executive Vice President/Central Region from November 2003 to February 2006; Vice President and General Manager of Six Flags Over Georgia from October 2000 to November 2003; General Manager of Six Flags Fiesta Texas from September 1998 to October 2000; General Manager at Six Flags St. Louis from May 1996 to September 1998.

Mark Quenzel	(50)

Executive Vice President, Park Strategy and Management since December 2005; prior to that, he served as Senior Vice President, Programming and Production at ESPN from 1999 to 2005; prior to that he served in various capacities at ESPN since 1991.

William Prip	(39)

Senior Vice President, Corporate Finance and Treasurer since April 2006; prior to that, he served as Vice President and Treasurer of AT&T Corp. from July 2004 to March 2006; prior to that, he served in various finance positions within AT&T’s Treasury and Mergers & Acquisitions organizations since joining AT&T in 1998.

Andrew M. Schleimer	(29)

Executive Vice President, In-Park Services since January 2006; prior to that, he served in various capacities at UBS Securities LLC from June 2000 through January 2006, most recently as a Director in the mergers and acquisitions group.

Angelina M. Vieira	(37)

Senior Vice President, Entertainment and Marketing since February 2006; prior to that she was General Manager (North America) and then President of Bugaboo, a company that markets Bugaboo Frog baby strollers, since 2004; prior to that time, she served in account service at Wieden and Kennedy, an advertising agency for more than ten years.

Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in May 2007.

We have entered into employment agreements with Mr. Shapiro, each of our Executive Vice Presidents listed above, Messrs. Bradshaw, Coughlin, Gerstenblatt and Odum.

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

We have had a history of net losses and expect to continue to report net losses for the next several years. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, the interest costs on our debt and our depreciation expense. We expect that these expenses will remain significant. We reported net losses of $105.7 million, $61.7 million, $464.8 million (which included a $287.9 million loss from discontinued operations), $110.9 million (which included a $2.1 million, loss from discontinued operations) and $305.6 million (which included a $97.6 million, loss from discontinued operations), for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. Continued losses could reduce our cash available from operations to service our indebtedness, as well as limit our ability to implement our operating strategy and otherwise finance our operations in the future.

IMPLEMENTATION OF A NEW OPERATIONAL PLAN—A CHANGE IN OUR STRATEGY MAY ADVERSELY IMPACT OUR OPERATIONS.

Our new management team is implementing a new operational plan. It may take management a significant amount of time to fully implement its new plan. If our new operational plan is not successful or if we are unable to execute it, there could be a material adverse effect on our business, financial condition and results of operations. Additionally, our operating results and financial condition were adversely affected in 2006 and may continue to be adversely affected as we incur additional expenses to implement the plan, even if the plan is ultimately fully implemented and is successful.

NEW EXECUTIVE OFFICERS/BOARD OF DIRECTORS—OUR NEW MANAGEMENT DOES NOT HAVE PROVEN SUCCESS WITH SIX FLAGS.

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

RISK OF ACCIDENTS—THERE IS A RISK OF ACCIDENTS OCCURRING AT OUR PARKS OR COMPETING PARKS WHICH MAY REDUCE ATTENDANCE AND NEGATIVELY IMPACT OUR OPERATIONS.

Almost all of our parks feature “thrill rides.” While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by our competitors may reduce attendance at our parks, causing a decrease in revenues. For example, on May 2, 2004, a fatality occurred on a roller coaster at Six Flags New England, which we believe contributed to a decline in attendance and, as a result, adversely impacted performance at that park during the 2004 operating season.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents occurring at our domestic parks after November 15, 2003, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. For most prior incidents, our policies did not provide for a self-insured retention. The self-insured retention relating to our international parks is nominal with respect to all applicable periods. Our current insurance policies expire on December 31, 2007. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

ADVERSE WEATHER CONDITIONS—BAD WEATHER CAN ADVERSELY IMPACT ATTENDANCE AT OUR PARKS.

Because most of the attractions at our theme parks are outdoors, attendance at our parks is adversely affected by bad weather and forecasts of bad weather. The effects of bad weather on attendance can be more pronounced at our water parks. Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which negatively affects our revenues. Although we believe that our ownership of many parks in different geographic locations reduces the effect that adverse weather can have on our consolidated results, we believe that our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that effects that area could adversely affect a number of our parks. Also, bad weather and forecasts of bad weather on weekend days have greater negative impact than on weekdays because weekend days are typically peak days for attendance at our parks.

SEASONALITY—OUR OPERATIONS ARE SEASONAL.

Our operations are seasonal. Approximately 85% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be offset. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

COMPETITION—THE THEME PARK INDUSTRY COMPETES WITH NUMEROUS ENTERTAINMENT ALTERNATIVES.

Our parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, sports attractions and vacation travel. Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment.

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

We have a high level of debt. Our total indebtedness, as of December 31, 2006, was approximately $2,240.9 million, excluding our Preferred Income Redeemable Shares (“PIERS”). Based on interest rates at December 31, 2006 for floating-rate debt, annual cash interest payments for 2007 on non-revolving credit debt outstanding at December 31, 2006 and anticipated levels of working capital borrowing for the year will aggregate approximately $200 million. None of our public debt matures prior to February 2010 and none of the facilities under our credit agreement matures before June 30, 2008. In addition, the annual dividend requirements on our outstanding PIERS total approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock. We are required to redeem all of our outstanding PIERS on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources.”

In January 2007, we agreed to sell the Sale Parks to PARC 7F-Operations Corporation for an aggregate purchase price of $312 million, consisting of $275 million in cash, subject to adjustment, and a note receivable for $37 million. The sale is subject to satisfaction of customary closing conditions, including the receipt of required third party consents.  Pursuant to the sales agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the seven parks of up to $10 million, decreasing by one million dollars annually. We intend to use all of the net proceeds from the sale to repay indebtedness.

At December 31, 2006, we had approximately $24.3 million of cash and cash equivalents. As of that date, we had $244.4 million available for borrowings under our credit agreement.

In addition to making interest payments on debt and dividend payments on our PIERS, we must satisfy the following obligations with respect to Six Flags Over Georgia and Six Flags Over Texas, which we refer to as the Partnership Parks:

•             We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $58.2 million in 2007 (of which we will receive approximately $18.8 million in 2007 as a result of our ownership interest in the parks) with similar amounts (adjusted for changes in cost of living) payable in future years.

•             We must spend a minimum of approximately 6% of each park’s annual revenues over specified periods for capital expenditures.

•             Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which number accumulates to the extent units are not tendered. Since only an immaterial number of units have been tendered in the annual offerings to purchase, the maximum number of units that we could be required to purchase in 2007 would result in an aggregate payment by us of approximately $276.8 million. The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

We expect to use cash flow from the operations at these parks to satisfy our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $15.9 million of aggregate net cash provided by operating activities after capital expenditures during 2006 (net of advances from the general partner). The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

We have guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. As security for the guarantee, we have provided an $8.0 million letter of credit. At December 31, 2006, approximately $32.2 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. We also guaranteed a $1.0 million working capital revolving facility. Our guarantee will be released upon full payment and discharge of the loans, which, in the case of the term loan, matures on December 17, 2009.

Although we are contractually committed to make approximately CAD$20.0 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2007 and beyond will be made on a discretionary basis. We spent $122.6 million on capital expenditures for all of our continuing operations in the 2006 calendar year and we plan on spending approximately $100 million on capital expenditures in 2007.

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

Due to the seasonal nature of our business, we are largely dependent upon the $300.0 million working capital revolving credit facility under our credit agreement to fund off-season expenses. Our ability to borrow under the working capital revolving credit facility is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. Our compliance with the financial covenants at the end of the second quarter of 2006 was waived by our lenders and the financial covenants have been relaxed through 2007. However, if we were to become unable to borrow under the working capital revolving credit facility, we would likely be unable to pay in full our off-season obligations and may be unable to meet our repurchase obligations (if any) in respect of repurchases of partnership units in the Partnership Parks. The working capital revolving credit facility expires in June 2008.

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

•             interest expense;

•             fixed charges (commencing in January 2008);

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

If we breach any of the covenants contained in our credit agreement or the indentures governing our senior notes, the principal of and accrued interest on the applicable debt could become due and payable. In addition, that default could constitute a cross-default under the instruments governing all of our other indebtedness. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial material adverse effect on our ability to continue as a going concern. We cannot assure you that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

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

With more than 2,500 full-time employees, our results of operations are also substantially affected by costs of retirement and medical benefits. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs (including our decision in February 2006 to “freeze” our pension plan, effective March 31, 2006), there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses. In addition, our decision to freeze our pension plan could adversely affect our relationship with our employees and/or result in increased attempts by unions to organize our employees.

HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF MOST OF OUR SUBSIDIARIES IS LIMITED

We are a holding company whose primary assets consist of shares of stock or other equity interests in our subsidiaries, and we conduct substantially all of our current operations through our subsidiaries. Almost all of our income is derived from our subsidiaries. Accordingly, we will be dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on our indebtedness. We had $24.3 million of cash and cash equivalents on a consolidated basis at December 31, 2006, of which $9.2 million was held at the holding company level.

Other than our holdings in the Partnership Parks, all of our current operations are conducted by subsidiaries of Six Flags Operations, our principal direct wholly-owned subsidiary. We may, in the future, transfer other assets to Six Flags Operations or other entities owned by us. Our credit agreement limits the ability of Six Flags Operations to pay dividends or make other distributions to us. Six Flags Operations may not make cash distributions to us unless it is in compliance with the financial and other covenants set forth in the credit agreement and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations is permitted to make dividends to us from cash generated by operations of up to $75.0 million (of which $8.9 million has been dividended as of December 31, 2006 and $66.1 million remains available) in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes. Similarly, if it is in compliance, Six Flags Operations may make additional cash distributions to us generally limited to an amount equal to the sum of:

•             cash interest payments on the public notes issued by Six Flags, Inc.;

•             payments we are required to make under our agreements with our partners in the Partnership Parks; and

•             cash dividends on our preferred stock.

SHARES ELIGIBLE FOR FUTURE SALE—THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO POSSIBLE SALES OF SHARES

As of March 1, 2007, there were approximately 94,684,728 million shares of our common stock outstanding,  all of which are transferable without restriction or further registration under the Securities Act of 1933, except for any shares held by our affiliates. At that date, we also had outstanding options held by management and directors to purchase approximately 5.1 million shares and under our current option plans we may issue options to purchase an additional 1.0 million shares.

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

RATINGS OF SIX FLAGS—CHANGES IN OUR CREDIT RATINGS MAY ADVERSELY AFFECT THE PRICE OF OUR SECURITIES, INCLUDING OUR COMMON STOCK AND SENIOR NOTES.

Credit rating agencies continually review their ratings for the companies they follow, including us. During 2006, Moody’s Investor Service (i) downgraded our corporate family rating to “B3” from “B2” and (ii) raised our credit agreement debt rating to “Ba3” from “B1.”  Also, Standard and Poor’s Ratings Service placed our (i) corporate credit rating of “B-,” (ii) credit agreement debt rating of “B-” and (iii) senior unsecured debt rating of “CCC,” all on CreditWatch with negative implications. A further negative change in our ratings or the perception that such a change could occur may adversely affect the market price of our securities, including our common stock and public debt.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

ITEM 2.                PROPERTIES

Set forth below is a brief description of our material real estate at March 1, 2007. See also “Business—Description of Parks.”

Six Flags America, Largo, Maryland—523 acres (fee ownership)

Six Flags Darien Lake, Darien Center, New York—978 acres (fee ownership)(1)

Six Flags Discovery Kingdom, Vallejo, California—135 acres (long-term leasehold interest at nominal rent)

Six Flags Elitch Gardens, Denver, Colorado—67 acres (fee ownership)(1)

Six Flags Fiesta Texas, San Antonio, Texas—216 acres (fee ownership)

Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey—2,200 acres (fee ownership)

Six Flags Great America, Gurnee, Illinois—304 acres (fee ownership)

Six Flags Hurricane Harbor, Arlington, Texas—47 acres (fee ownership)

Six Flags Hurricane Harbor, Valencia, California—12 acres (fee ownership)

Six Flags Kentucky Kingdom, Louisville, Kentucky—58 acres (fee ownership and leasehold interest)(2)

Six Flags Magic Mountain, Valencia, California—248 acres (fee ownership)

Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to concession agreement)(3)

Six Flags New England, Agawam, Massachusetts—263 acres (substantially all fee ownership)

Six Flags New Orleans, New Orleans, Louisiana—226 acres (fee ownership and leasehold interest)(4)

Six Flags Over Georgia, Atlanta, Georgia—283 acres (leasehold interest)(5)

Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(5)

Six Flags St. Louis, Eureka, Missouri—497 acres (fee ownership)

Six Flags White Water Atlanta, Marietta, Georgia—69 acres (fee ownership)(6)
Enchanted Village and Wild Waves, Seattle, Washington—66 acres (leasehold interest)(1)(7)

Frontier City, Oklahoma City, Oklahoma—113 acres (fee ownership)(1)

La Ronde, Montreal, Canada—146 acres (leasehold interest)(8)

Splashtown, Spring, Texas—56 acres (fee ownership)(1)

The Great Escape, Lake George, New York—345 acres (fee ownership)

Waterworld USA/Concord, Concord, California—21 acres (leasehold interest)(1)(9)

White Water Bay, Oklahoma City, Oklahoma—22 acres (fee ownership)(1)

(1)          We have agreed to sell the park.

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

(6)          Owned by the Georgia Partnership.

(7)          The site is leased from the prior owner. The base term of the lease expires in 2030 and we have renewal options covering an additional 46 years.

(8)          The site is leased from the City of Montreal. The lease expires in 2065.

(9)          The site is leased from the City of Concord. The lease expires in 2025 and we have five five-year renewal options.

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

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA / Concord and Waterworld USA / Sacramento. On April 5, 2006, we moved for summary judgment with respect to some of the plaintiffs’ purported claims and to dismiss all claims against those parks and individuals who were improperly named in the complaint. Since that time, the plaintiffs have amended their complaint to include several additional purported class members. Discovery is proceeding with respect to our summary judgment motion and the class certification issue. Meanwhile, we are investigating the allegations of unpaid wages at our California parks. Our consolidated financial statements do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

On May 30, 2006, a civil action against us was commenced in the Superior Court for the Judicial District of New Britain, Connecticut. The plaintiff seeks damages against us for injuries to his face and head and loss of his vision in both eyes as a result of an accident that occurred on September 8, 2004 at Six Flags New England. The plaintiff, an employee of an on-site contractor at the time of the accident, alleges that he was injured while participating in efforts to free a jammed drive train on a rollercoaster at the park. The contractor hired to oversee the drive chain removal has been added as an additional defendant in the litigation. Our self-insurance retention on the action totals $2.5 million.

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. On October 23, 2006, we terminated our business relationship with the plaintiffs. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, claiming that their services were wrongfully terminated. They assert the following causes of action:  (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) intentional interference with contractual relations, (iv) negligent interference with contractual relations, and (v) breach of fiduciary duty and constructive fraud. We have filed an answer denying the claims and intend to vigorously defend the action. Our consolidated financial statements do not include any expenses or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss is not estimable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SIX.”  The following table shows, for the periods indicated, the high and low sales prices for per share of common stock as reported by the NYSE.

	Sales Price
	High	Low
2007
First Quarter (through March 1, 2007)	$6.59	$5.27
2006
Fourth Quarter	$6.52	$4.98
Third Quarter	$5.94	$4.53
Second Quarter	$10.38	$5.11
First Quarter	$11.93	$7.70
2005
Fourth Quarter	$7.80	$6.70
Third Quarter	$7.49	$4.48
Second Quarter	$4.74	$3.72
First Quarter	$5.75	$3.96

As of March 1, 2007, there were 983 holders of record of our common stock, which does not reflect holders who beneficially own common stock held in nominee or street name. We paid no cash dividends on our common stock during the three years ended December 31, 2006. We do not anticipate paying any cash dividends on our common stock during the foreseeable future. The indentures relating to our public debt limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information regarding our equity compensation plans at December 31, 2006:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,275,000	$9.81	3,130,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,275,000	$9.81	3,130,000

See Note 1(o) to Notes to Consolidated Financial Statements.

(1)          Plans permit, in addition to grant of stock options and stock appreciation rights, the issuance of shares of common stock.

In January 2007, we granted options to purchase 1,780,000 shares of our common stock and 300,000 restricted shares under various option plans to certain of our directors and officers.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows a comparison of the five year cumulative total stockholder return on our common stock (assuming all dividends were reinvested), The Standard & Poor’s (“S&P”) 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*

Among Six Flags, Inc., The S&P 500 Index,
The S&P Midcap 400 Index and The S&P Movies & Entertainment Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data below as of and for each of the years in the five-year period ended December 31, 2006 are derived from our audited financial statements. Our audited financial statements for the three-year period ended December 31, 2006 are included elsewhere in this report.

Our audited financial statements for the three-year period ended December 31, 2006 included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the results of twelve parks, including the Sale Parks, as discontinued operations.

We adopted Financial Interpretation Number (“FIN”) 46 in the fourth quarter of 2003. Under FIN 46, the results of Six Flags Over Georgia, Six Flags White Water Atlanta, Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World) were consolidated in our financial statements beginning with the year ended December 31, 2003. In addition, our selected financial  data for the year ended December 31, 2002, has been reclassified to reflect the adoption of FIN 46 in order to enable meaningful year-to-year comparisons. Historical results for the year ended December 31, 2002 include the operations of Jazzland (now Six Flags New Orleans) from the date of its acquisition on August 23, 2002.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Theme park admissions	$508,492	$519,114	$473,379	$483,872	$488,073
Theme park food, merchandise and other	437,173	437,643	406,207	399,217	392,922
Total revenue	945,665	956,757	879,586	883,089	880,995
Operating costs and expenses:
Operating expenses	416,332	390,797	363,031	344,181	327,624
Selling, general and administrative (including stock-based compensation of $15,728, $2,794, $643, $101, and $9,256 in 2006, 2005, 2004, 2003, and 2002, respectively)	239,927	192,838	177,800	178,700	173,170
Costs of products sold	79,989	83,197	72,817	69,674	70,264
Depreciation and amortization	132,295	127,658	125,374	119,715	112,778
Loss on fixed assets	27,057	13,906	11,676	(301)	4,445
Total operating costs and expenses	895,600	808,396	750,698	711,969	688,281
Income from operations	50,065	148,361	128,888	171,120	192,714
Other expense:
Interest expense, net	(199,991)	(183,547)	(191,563)	(213,565)	(228,100)
Minority interest in earnings	(40,223)	(39,794)	(37,686)	(35,997)	(36,760)
Equity in Operations of Affiliate	(948)	—	—	—	—
Early repurchase of debt	—	(19,303)	(37,731)	(27,592)	(29,895)
Other expense	(11,560)	(10,877)	(14,356)	(626)	(1,241)
Total other income (expense)	(252,722)	(253,521)	(281,336)	(277,780)	(295,996)
Loss from continuing operations before income taxes, discontinued operations, and cumulative effect of changes in accounting principles	(202,657)	(105,160)	(152,448)	(106,660)	(103,282)
Income tax (expense) benefit	(4,318)	(3,705)	(24,442)	34,660	33,494
Loss from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(206,975)	(108,865)	(176,890)	(72,000)	(69,788)
Discontinued operations, net of tax benefit of $49,845 in 2004, tax expense of $1,524 in 2003, tax expense of $18,069 in 2002	(97,605)	(2,073)	(287,919)	10,287	25,144
Income before cumulative effect of changes in accounting principle	(304,580)	(110,938)	(464,809)	(61,713)	(44,644)
Cumulative effect of changes in accounting principle	(1,038)	—	—	—	(61,054)
Net loss	$(305,618)	$(110,938)	$(464,809)	$(61,713)	$(105,698)
Net loss applicable to common stock	$(327,588)	$(132,908)	$(486,777)	$(83,683)	$(127,668)
Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations	$(2.43)	$(1.41)	$(2.14)	$(1.01)	$(0.99)
Discontinued operations	(1.04)	(0.02)	(3.09)	0.11	0.27
Cumulative effect of changes in accounting principle	(0.01)	—	—	—	(0.66)
Net loss	$(3.48)	$(1.43)	$(5.23)	$(0.90)	$(1.38)
Weighted average number of common shares outstanding—basic and diluted	94,242	93,110	93,036	92,617	92,511

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$24,295	$80,510	$67,764	$96,879	$29,608
Total assets	$3,187,616	$3,491,922	$3,641,031	$4,681,574	$4,370,096
Total long-term debt (excluding current maturities)(2)	$2,126,888	$2,128,756	$2,125,121	$2,354,194	$2,305,221
Total debt(2)	$2,240,947	$2,242,357	$2,149,515	$2,373,205	$2,339,716
Mandatorily redeemable preferred stock (represented by the PIERS)	$284,497	$283,371	$282,245	$281,119	$279,993
Stockholders’ equity	$376,140	$694,208	$826,065	$1,362,050	$1,359,692

(1)          Excludes restricted cash.

(2)          Excludes $123.1 million at December 31, 2004 of indebtedness which had been called for prepayment. Assuming the refinancing of that indebtedness had been completed by such date, total long-term debt and total debt at such date would be $2,138.6 million and $2,163.0 million, respectively. Also excludes $301.2 million at December 31, 2003 of indebtedness which had been called for prepayment.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Our consolidated financial statements and this discussion and analysis reflect the effects of our reclassification of the assets, liabilities and results of parks previously divested, including the Sale Parks and our Sacramento water park, as discontinued operations.

In January 2007, we agreed to sell to PARC 7F-Operations Corporation three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash and a note receivable for $37 million. The Sale Parks are Six Flags Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Six Flags Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA. The purchase price will be increased for (i) marketing expenses over $1 million and capital expenditures over $650,000 spent or made between October 1, 2006 and the closing date on behalf of the parks being sold; (ii) the consolidated cash of the parks being sold as of the closing date of the transaction; and (iii) all prepaid expenses and deposits made on behalf of the parks being sold, and will be decreased by (i) the revenues received by the parks being sold from sales or renewals of season passes, group bookings and promotions for the 2007 season; and (ii) cash received by or on behalf of the parks being sold under sponsorship agreements for the 2007 season. Pursuant to the sales agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the seven parks of up to $10 million, decreasing by one million dollars annually.

We have recorded a non-cash impairment charge against assets held for sale in connection with the sale of the Sale Parks in our consolidated financial statements for the year ended December 31, 2006 in the amount of $84.5 million. The net proceeds from the sale will be used to repay indebtedness. The sale is subject to satisfaction of customary closing conditions, including the receipt of required third party consents.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for

$2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were, or will be, used to repay indebtedness.

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not reopened since that time, and will not reopen for the 2007 season. We have determined that our carrying value of the assets destroyed is approximately $32.5 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. In December 2006, we commenced a declaratory action in Louisiana seeking judicial determination that the flood insurance sublimit is not applicable.

We have filed property insurance claims, including business interruption, with our insurers. Since, in any event, we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we established an insurance receivable in an amount equal to the carrying value of those assets, of $32.5 million plus $4.0 million in business interruption coverage to compensate for costs incurred while the park has been closed. As of December 31, 2006, we have received payments from our carriers in the amount of $25.0 million bringing the total insurance receivable balance to $11.5 million at that date. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds from the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

General

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53.7% of revenues in 2006), the sale of food, merchandise, games and attractions inside our parks as well as  sponsorship revenue. Per capita total revenue is defined as total revenue divided by attendance. Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. However, we increased operating expenses in 2006 in order to provide enhanced guest service, and intend to do so again in 2007.

We believe that our operating results in 2006 were adversely affected by (i) a 6.5% increase in operating expenses designed to improve the guest experience and, to a lesser extent, arising out of the management change and (ii) a 13.4% decrease in attendance due in part to delayed advertising expenses and difficult weather comparisons, especially on weekend days at certain of our Six Flags branded parks. The attendance decline was offset in large part by a 14.2% increase in total revenue per capita.

Results of Operations

Summary data for the years ended December 31 were as follows (in thousands, except per capita revenue):

				Percentage Changes
Summary of Operations	2006	2005	2004	2006 v. 2005	2005 v. 2004
Total revenue	$945,665	$956,757	$879,586	(1.2)%	8.8%
Operating expenses	416,332	390,797	363,031	6.5	7.6
Selling, general and administrative	239,927	192,838	177,800	24.4	8.5
Costs of products sold	79,989	83,197	72,817	(3.9)	14.3
Depreciation and amortization	132,295	127,658	125,374	3.6	1.8
Loss on fixed assets	27,057	13,906	11,676	94.6	19.1
Income from operations	50,065	148,361	128,888	(66.3)	15.1
Interest expense, net	199,991	183,547	191,563	9.0	(4.2)
Minority interest in earnings	40,223	39,794	37,686	1.1	5.6
Equity in operations of partnership	948	—	—	N/A	N/A
Early repurchase of debt	—	19,303	37,731	N/A	(48.8)
Other expense	11,560	10,877	14,356	6.3	(24.2)
Loss from continuing operations before income taxes	(202,657)	(105,160)	(152,448)	92.7	(31.0)
Income tax expense	4,318	3,705	24,442	16.5	(84.8)
Loss from continuing operations	$(206,975)	$(108,865)	$(176,890)	90.1	(38.5)
Other Data:
Attendance	24,840	28,688	27,526	(13.4)%	4.2%
Per capita revenue	$38.07	$33.35	$31.95	14.2	4.4

Year ended December 31, 2006 vs. Year ended December 31, 2005

Revenue.   Revenue in 2006 totaled $945.7 million compared to $956.8 million for 2005, representing a 1.2% decrease. The decrease in 2006 results primarily from a 13.4% reduction in attendance compared to the prior year. Per capita total revenue (representing total revenue divided by total attendance) increased by $4.72 (14.2%) in 2006. The attendance decrease was caused largely by reduced season pass (1.0 million) and group and promotions (1.7 million) attendance, the closing of Six Flags New Orleans (0.5 million), delayed advertising expenses and difficult weather comparisons, especially on weekend days at certain of our Six Flags branded parks. Admissions revenue per capita increased 13.1% in 2006 compared to 2005, and is driven primarily by price and ticket mix (i.e. season tickets, main gate, group sales and other discounted tickets). Food and beverage, merchandise and other revenue per capita increased 15.4% in 2006 compared to 2005 driven by price, attendance mix and additional product and service offerings.

Operating Expenses.   Operating expenses for 2006 increased $25.5 million (6.5%) compared to expenses for 2005. The increase primarily reflects anticipated increases in salaries and wages and fringe benefit expense ($13.3 million), repairs and maintenance ($4.0 million), outside services and contract shows ($2.7 million), utilities ($2.2 million) and rent ($1.5 million).

Selling, general and administrative.   Selling, general and administrative expenses in 2006 increased by $47.1 million (24.4%) compared to comparable expenses for 2005. The increase reflects an increase in stock-based compensation expense ($12.9 million) primarily related to the adoption of SFAS 123 (R) as well as increased option and restricted stock grants, increased media production and promotional costs ($6.8 million), increased consulting and legal costs ($6.5 million), increased insurance costs ($5.6 million) and anticipated increases in salaries, wages and benefits ($3.8 million) and other costs primarily due to additional staffing and services.

Costs of products sold.   Costs of products sold in 2006 decreased $3.2 million (3.9%) compared to costs for 2005, reflecting primarily the decrease in attendance in 2006 and a reduced valuation allowance for slow moving inventory. As a percentage of theme park food, merchandise and other revenue, costs of products sold decreased to 18.3% in 2006 compared to 19.0% in 2005.

Depreciation and amortization.   Depreciation and amortization expense for 2006 increased $4.6 million (3.6%) compared to 2005. The increase was attributable to our on-going capital program.

Loss on fixed assets.   Loss on fixed assets increased $13.2 million (94.6%) in 2006 compared to 2005 primarily related to new management’s decision to write off and dispose of certain rides and attractions.

Interest expense, net.   Interest expense, net increased $16.4 million (9.0%) compared to 2005, reflecting higher net debt levels and higher interest rates in 2006.

Minority interest in earnings.   Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom, increased by $0.4 million (1.1%) in 2006 compared to 2005. The increase reflects the annual increase in the distributions to limited partners of Six Flags Over Georgia and Six Flags Over Texas which is partially offset by reduced performance at Six Flags Discovery Kingdom compared to the prior year. Cash distributions to minority interests were $46.5 million in 2006 and $44.4 million in 2005.

Other expense.   Other expense in 2006 increased $0.7 million (6.3%) to $11.6 million in 2006 primarily related to the reimbursement of certain expenses incurred by Red Zone LLC in connection with its successful consent solicitation, which reimbursement was approved by our stockholders. Other expense in 2005 primarily related to the Company’s proxy costs.

Income tax expense.   Income tax expense was $4.3 million for 2006 compared to a $3.7 million expense for 2005. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period allowance was $459.3 million in 2006 and $367.6 million in 2005. See “Critical Accounting Issues” and Note 1(m) to Notes to Consolidated Financial Statements.

At December 31, 2006, we estimated that we had approximately $1,743.3 million of net operating loss (“NOLs”) carryforwards for Federal income tax purposes and substantial state net operating loss carryforwards. The NOLs are subject to review and potential disallowance by the income tax regulators upon audit of our income tax returns and those of our subsidiaries. During 2004, 2005 and 2006, we determined that it was no longer likely that all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Revenue.   Revenue in 2005 totaled $956.8 million compared to $879.6 million for 2004, representing an 8.8% increase. The increase in 2005 resulted from a 4.2% increase in attendance and  a 4.4% increase in per capita total revenue. The attendance increase was largely the result of increased season pass (1.3 million). Admissions revenue per capita increased 5.2% in 2005, compared to the prior year, and was driven primarily by price and ticket mix (i.e., season tickets, main gate, group sales and other discounted tickets). Food and beverage, merchandise and other revenue per capita increased 3.4% in 2005 driven by price, and attendance mix.

Operating expenses.   Operating expenses for 2005 increased $27.8 million (7.6%) compared to expenses for 2004. The increase primarily reflects anticipated increases in salary and wage and fringe benefit expense (approximately $15.3 million) and repair and maintenance expenditures (approximately $3.6 million) as well as an increase in utilities expense ($3.0 million).

Selling, general and administrative.   Selling, general and administrative expenses for 2005 increased $15.0 million (8.5%) compared to comparable expenses for 2004. The increase includes $9.0 million in severance and other expenses associated with the December 2005 management change and a $3.6 million write-off of costs incurred in projects that new management determined not to pursue. Excluding these items, selling, general and administrative expenses would have increased by $2.4 million, which primarily relates to increases in salary and wage expense ($5.0 million) and stock-based compensation expense ($2.2 million) partially offset by lower advertising expense ($5.2 million).

Costs of products sold.   Costs of products sold in 2005 increased $10.4 million (14.3%) compared to costs for 2004, reflecting our increased costs for food, merchandise and games inventories, as well as higher freight costs. As a percentage of theme park food, merchandise and other revenue, costs of products sold increased to 19% in 2005 compared to 18% in the prior year.

Depreciation and amortization.   Depreciation and amortization expense for 2005 increased $2.3 million (1.8%) compared to 2004. The increase compared to the 2004 level was attributable to our on-going capital program.

Loss on fixed assets.   Loss on fixed assets in 2005 increased $2.2 million (19.1%) compared to costs for 2004, primarily representing the removal of certain rides in connection with our on-going capital program.

Interest expense, net; early repurchase of debt.   Interest expense, net decreased $8.0 million (4.2%) compared to 2004, reflecting primarily lower debt levels and the benefit of the lower interest rate convertible notes issued in November 2004 which we used the proceeds from to refinance other higher interest rate debt. The expense in 2004 for early repurchase of debt reflects the redemption in January 2004 of our 2007 Senior Notes from the proceeds of our 2014 Notes, the repayment of a portion of our term loan, and the repayment of $248.6 million principal amount of debt from a portion of the proceeds of the sale in April 2004 of our Cleveland, Ohio and European parks and the repurchase of $147.0 million principal amount of the 2009 Notes and 2010 Notes prior to year-end from a portion of the proceeds of our Convertible Note offering. The expense in 2005 for early repurchase of debt reflects the redemption in February 2005 of the balance of our 2009 Senior Notes from the proceeds of our 2015 Convertible Notes. See Note 6 to Notes to Consolidated Financial Statements.

Minority interest in earnings.   Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly-owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom, increased by $2.1 million compared to the prior year. Cash distributions to minority interests were $44.4 million in 2005 and $41.6 million in 2004.

Other expense.   The decrease in other expense primarily reflects the costs incurred in 2005 in connection with the consent solicitation ($9.4 million) more than offset by the $15.0 million write-off in 2004 of the book value of our investment in the owner of the Madrid park we managed prior to November 2004, and related intangible assets as well as other associated costs (see Note 2 to Notes to Consolidated Financial Statements).

Income tax expense.   Income tax expense was $3.7 million for 2005 compared to $24.4 million for 2004. Income tax expense in 2004 was adversely affected by the valuation allowance applied to our U.S. net deferred tax assets during that period and income tax expense attributable to our Canadian and Mexican operations. See “—Critical Accounting Issues” and Note 1(m) to Notes to Consolidated Financial Statements.

Results of Discontinued Operations

The consolidated balance sheets as of December 31, 2006 and December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of the parks being sold as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations.

In January 2007, we agreed to sell the Sale Parks to PARC 7F-Operations Corporation. We have recorded a non-cash impairment charge against assets held for sale in connection with this transaction in our consolidated financial statements for the year ended December 31, 2006 in the amount of $84.5 million. The net proceeds from the sale will be used to repay indebtedness. The sale is subject to satisfaction of customary closing conditions, including the receipt of required third party consents.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were, or will be, used to repay indebtedness.

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million. The sale was approved by our lenders under our credit agreement (see Note 6(a) to Notes to Consolidated Financial Statements) and the proceeds from the sale were used to repay indebtedness. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment. The consolidated balance sheets and the consolidated statements of operations for all periods presented reflect select net assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations. See Note 2 to Notes to Consolidated Financial Statements.

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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks sold in 2004 and 2006 as discontinued operations and for all periods presented to reflect the operations of the Sale Parks as discontinued operations on the December 31, 2006 and December 31, 2005 consolidated balance sheets as follows:

	December 31,	December 31,
	2006	2005
	(in thousands)
Current assets	$6,718	$7,764
Property, plant and equipment, net	205,836	274,002
Intangible assets	67,157	177,687
Other assets	1,599	1,678
Total assets held for sale	281,310	461,131
Current liabilities	1,970	2,132
Other liabilities	4,160	—
Total liabilities from discontinued operations	$6,130	$2,132

The following are components of the net results of discontinued operations, including the Sale Parks, for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating revenue	$122,840	$174,182	$161,393
Gain (loss) on sale of discontinued operations	$968	$—	$(310,281)
Income (loss) from discontinued operations before income taxes	13,809	18,350	(27,483)
Impairment on assets held for sale	(112,382)	(20,423)	—
Income tax benefit	—	—	49,845
Net results of discontinued operations	$(97,605)	$(2,073)	$(287,919)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

Liquidity, Capital Commitments and Resources

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends and payments to our partners in the Partnership Parks. We did not pay a dividend on our common stock during 2006, nor do we expect to pay one in 2007. We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next twelve months. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our theme parks. See “Risk Factors.”  In that case, we might be unable to borrow under our credit agreement and/or need to seek additional financing. In addition, we expect to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing. See “Cautionary Note Regarding Forward-Looking Statements.”

Our total indebtedness, as of December 31, 2006, was approximately $2,240.9 million. Based on interest rates at December 31, 2006 for floating-rate debt, annual cash interest payments for 2007 on non-revolving credit debt outstanding at December 31, 2006 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $200 million. None of our public debt matures prior to February 2010 and none of the facilities under our credit agreement matures before June 30, 2008. In addition, annual dividend payments on our outstanding preferred stock total approximately $20.8 million, payable at our option in cash or shares of our common stock. We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. We plan on spending approximately $100 million on capital expenditures for the 2007 calendar year. At December 31, 2006, we had approximately $24.3 million of cash and cash equivalents and $244.4 million available under our credit agreement. While there is no assurance that the sale of the Sale Parks will be completed, we intend to use all of the net proceeds from the sale to repay indebtedness.

Due to the seasonal nature of our business, we are largely dependent upon the $300.0 million working capital revolving credit portion of our credit agreement in order to fund off-season expenses. Our ability to borrow under the working capital revolver is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change. Our compliance with the financial covenants at the end of the second quarter of 2006 was waived by our lenders and the financial covenants have been relaxed through 2007. However, if we were to become unable to borrow under the working capital revolver, we would likely be unable to pay our off-season obligations. The working capital revolver expires in June 2008. The terms and availability of our credit agreement and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness except that the interest rate on borrowings under our credit agreement will be adjusted in the event of certain rating changes.

During the year ended December 31, 2006, net cash provided by operating activities was $9.8 million. Net cash used in investing activities in 2006 was $40.0 million, consisting primarily of capital expenditures ($122.6 million) partially offset by the proceeds from the sale of the 104 acre site where Six Flags AstroWorld had been located ($77 million) and insurance recovery proceeds related to Six Flags New Orleans. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash used in financing activities in 2006 was $25.9 million, representing primarily the payment of preferred stock dividends.

Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and per capita spending levels because our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending. These cash-based operating expenses include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance. As of December 31, 2006, changes for the year in working capital, excluding the current portion of long-term debt, impacting operating cash flows had less than a $6.4 million impact.

Long-Term Debt and Preferred Stock

Our debt at December 31, 2006 included $1,489.8 million of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $638.6 million under the term loan portion of our credit agreement and $112.5 million of other indebtedness, including $105 million under the working capital facility under our credit agreement and $6.3 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia. Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity. Our credit agreement includes a $655.0 million term loan ($638.6 million of which was outstanding at December 31, 2006); an $82.5 million multicurrency revolving facility (none of which was outstanding at December 31, 2006 (excluding letters of credit in the amount of $33.1 million)); and a $300.0 million working capital revolver ($105.0 million of which was outstanding at December 31, 2006). The working capital revolver terminates on June 30, 2008. The multicurrency revolving facility, which permits optional prepayments and reborrowing also terminates on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009. Under the credit agreement, the maturity of the term loan will be shortened to December 31, 2008 if prior to such date our outstanding preferred stock is not redeemed or converted into common stock. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 6 and 9 to our Notes to

Consolidated Financial Statements included herein for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

As more fully described in “Business—Partnership Park Arrangements” in connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas. These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $58.2 million in 2007 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2007 approximately $18.8 million based on our present ownership of approximately 25% of the Georgia partnership units and approximately 38% of the Texas partnership units), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We intend to incur approximately $6.0 million of capital expenditures at these parks for the 2007 season, an amount in excess of the minimum required expenditure. We were not required to purchase any units in the 2005 offer to purchase and we purchased approximately 0.52 units in the 2006 offer. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2007 would result in an aggregate payment by us of approximately $276.8 million, representing approximately 50.0% of the outstanding units of the Georgia park and 40.9% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $11.1 million as a source of funds in the event Time Warner Inc. is required to honor its guarantee.

Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $15.9 million of aggregate net cash provided by operating activities after capital expenditures during 2006 (net of advances from the general partner). At December 31, 2006, we had total loans outstanding of $166.7 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In December 2004, we guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. We also guaranteed a $1.0 million working capital revolving facility. We have received $0.6 million in management fee revenues from the joint venture and we have advanced the joint venture approximately $2.2 million at December 31, 2006. We acquired our interest in the joint venture through a contribution of land and a restaurant, valued at $5.0 million

The guarantee of the term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured. The revolving credit facility terminates in March 2007. As security for the guarantee, we have provided an $8.0 million letter of credit. At December 31, 2006, approximately $32.2 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. As of December 31, 2006, we were not involved in any other off-balance sheet arrangements.

Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2006, which includes the Sale Parks (in thousands):

	Payment Due by Period
Contractual Obligations	2007	2008-2010	2011-2013	2014 and beyond	Total
Long term debt(1)	$9,059	$936,000	$389,005	$801,882	$2,135,946
PIERS(2)	—	287,500	—	—	287,500
Interest / dividends on long term debt and PIERS(3)	214,492	445,150	272,488	33,653	965,783
Real estate and operating leases(4)	12,861	35,618	32,563	212,376	293,418
Purchase Obligations(5)	122,873	10,500	10,500	—	143,873
Total	$359,285	$1,714,768	$704,556	$1,047,911	$3,826,520

(1)          Includes capital lease obligations. Payments are shown at principal amount. Payments shown do not include interest payments or principal payments on our working capital revolver. Interest paid on the borrowings under the revolver for 2006 was $12.7 million.

(2)          Amount shown excludes annual dividends of approximately $20.8 million, which we are permitted to pay in either cash or common stock. The amount shown for the 2009 cash redemption obligations assumes no conversion of PIERS prior thereto.

(3)          Assumes average outstanding balance for the revolving credit facility of $150 million until its maturity on June 30, 2008 at the current interest rate as of December 31, 2006.

(4)          Assumes for lease payments based on a percentage of revenues, future payments at 2006 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2006.

(5)          Represents obligations at December 31, 2006 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated license fees to Warner Bros. (through 2013), a minimum number of whole pizzas from Papa John’s and new rides and attractions. Of the amount shown for 2007, approximately $58.2 million represents capital items. The amounts in respect of new rides and attractions were computed at December 31, 2006 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that can not be quantified at December 31, 2006 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items since such amount was not readily available. None of the park-level obligations is individually material.

Included under “purchase obligations” above are commitments for license fees to Warner Bros. and commitments relating to capital expenditures. License fees to Warner Bros. for our domestic parks are payable based upon the number of domestic parks utilizing the licensed characters. The license fee for

2006 was $3.5 million. In addition to the licensee fee, we also pay a royalty fee on merchandise sold using the licensed characters, generally equal to 12% of the final landed cost of the merchandise.

Other Obligations

During the years ended December 31, 2006, 2005 and 2004, we made contributions to our defined benefit pension plan of $6.6 million, $9.4 million and $3.1 million, respectively. Our pension plan was “frozen” effective March 31, 2006, pursuant to which participants (excluding approximately 200 union employees) no longer continue to earn future pension benefits. We expect to make contributions of approximately $8.9 million in 2007 to our pension plan and $3.2 million in 2007 to our 401(k) plan. Our estimated expense for employee health insurance for 2007 is $13.6 million. See Note 10 to Notes to Consolidated Financial Statements.

Although we are contractually committed to make approximately CAD$20.0 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2007 and beyond will be made on a discretionary basis. We plan on spending approximately $100 million on capital expenditures for all of our operations for the 2007 season.

During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies expiring in 2004, 2005 and 2006, our current policies, which expire in December 2007, cover substantially the same risks (neither property insurance policy covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions are $2.5 million per occurrence and workers’ compensation retentions are $750,000 per occurrence). We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

We are party to various legal actions arising in the normal course of business. See Item 3 “Legal Proceedings” for information on certain significant litigation.

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (primarily net operating and capital loss carryforwards) will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect such amount as income tax expense in the consolidated statements of operations.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a current period valuation allowance of $51.8 million for December 31, 2005 and $91.7 million for December 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating and capital loss carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income, primarily consisting of the reversal of deferred tax liabilities and to some extent tax planning strategies, by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.

Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. We reduced our level of capital expenditures in 2006 and we will further reduce our capital expenditures in 2007. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase and we may be able to utilize net operating loss carryforwards prior to their expiration. See Note 1(m) to Notes to Consolidated Financial Statements.

Valuation of Long-Lived and Intangible Assets and Goodwill

Long-lived assets were $2,712.1 million including goodwill and other intangible assets of $1,050.5 million as of December 31, 2006. Long-lived assets included property and equipment and intangible assets.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, as of January 1, 2002, we ceased amortizing approximately $1.2 billion of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter, which we do as of the end of each year and more frequently upon the occurrence of certain events. The Company recognizes one reporting unit for all its parks. For years prior to 2006, we determined the fair value of our assets by using the discounted cash flow method, that is, we estimated annual cash flows applicable to our operations (after deducting estimated capital expenditures), applied an estimated valuation multiple to a terminal cash flow amount, and discounted the result by an amount equal to our cost of capital. In 2006, we compared the carrying amount of the reporting unit’s equity to both the fair value of our stockholders’ equity based on the market price of our stock, as well a multiple of our operating earnings excluding depreciation, amortization and certain non-recurring items, net of our debt and preferred stock. Based on the foregoing, no impairment was required for 2004, 2005 or 2006. If revenues decrease without a corresponding decrease in operating expenses and capital expenditures, this would increase the likelihood of goodwill impairment. If valuations reflected in the public market or theme park acquisitions decrease over time, this would also increase the likelihood of goodwill impairment. If revenues increase faster than operating expenses and capital expenditures, this would decrease the likelihood of goodwill impairment. Our unamortized goodwill is $1,038.9 million at December 31, 2006. See Note 1(i) to Notes to Consolidated Financial Statements.

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

Market Risks and Sensitivity Analyses

Like other companies, we are exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of our financial risk management is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on our operations, cash flows and equity. We do not acquire market risk sensitive instruments for trading purposes.

We were party to three interest rate swap agreements that for the term of the applicable agreements (with maturities ranging from March 2005 to June 2005) effectively converted $600.0 million of our $655.0 million term loan into a fixed rate obligation ranging from 4.565% to 6.000% (averaging 5.51%). As of December 31, 2006, our current term loan borrowings bear interest at 3.250% above the LIBOR rate.

Interest Rate and Debt Sensitivity Analysis

The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2006. The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

At December 31, 2006, we had total debt of $2,240.9 million, of which $1,489.8 million represents fixed-rate debt and the balance represented floating-rate debt. Of the floating-rate debt, none is subject to interest rate swap agreements. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

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

Assuming other variables remain constant (such as foreign exchange rates and debt levels), after giving effect to our interest rate swap agreements and assuming an average annual balance on our working capital revolver, the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $8.0 million.

Recently Issued Accounting Pronouncements

In December 2004, the FASB published SFAS 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted Statement 123(R) on January 1, 2006 under the modified prospective method of application. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. See Note 1(o) to Notes to Consolidated Financial Statements for additional information on the impact of adopting SFAS 123(R).

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.”  SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 must be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings. The Company adopted SAB No. 108 and adjusted its opening retained earnings for the year ended December 31, 2006 by approximately $14.5 million of which approximately $11.6 million reflects a change in its accounting for leases and approximately $2.9 million reflects a change in its accounting for accrued vacation. Prior to 2006, the Company did not record the effects of scheduled rent increases on a straight-line rent basis for certain real estate leases that were established between 1997 and 2004 at several of our properties. Prior to 1998, the Company awarded vacation in the current year to all of its employees. In 1998, the policy was changed to award vacation one year after the date of hire and therefore a vacation accrual should have been established for all employees hired after 1998. The Company reviewed the annual amount of additional expense incurred in prior periods for both of these adjustments and considered the effects to be immaterial to prior periods. See Note 1(t) to Notes to Consolidated Financial Statements for additional information on the impact of adopting SAB 108.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the balance sheet. SFAS 158 is effective for recognition of the funded status of the benefit plans for the fourth quarter of 2006, and will be effective for the measurement date provisions for the fourth quarter of 2008. The adoption of SFAS 158 resulted in a $4.0 million reduction to other comprehensive income (loss). See Note 10 to Notes to Consolidated Financial Statements for additional information on the impact of adopting SFAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurement”. Statement No. 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, this Statement does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement No. 157 to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. Statement No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. We are currently assessing the effect, if any, the adoption of SFAS 159 will have on our financial statements and related disclosures.

ITEM 7A.        QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing under the subheading “Market Risks and Sensitivity Analyses” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 44 of this Annual Report on Form 10-K.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Annual  Report on Form 10-K beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2006, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or

15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and executive officers, compliance with Section 16 of the Securities and Exchange Act of 1934, as amended, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the section entitled “Proposal 1: Election of Directors,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” in our Proxy Statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2006 (the “2007 Proxy Statement”).

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Compensation”; “Corporate Governance” and “Compensation Committee Report” in the 2007 Proxy Statement. Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 of Part II hereof.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the section entitled “Transactions with Related Persons” and “Corporate Governance-Independence” in the 2007 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled “Proposal 2: Ratification of Independent Public Accountants” in the 2007 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Six Flags, Inc. and subsidiaries, the notes thereto, the related report thereon of independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Annual Report on Form 10-K:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(a)(3) See Exhibit Index

(b) Exhibits

      See Item 15(a)(3) above.

Neither Six Flags, Inc., nor any of its consolidated subsidiaries, has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Annual Report on Form 10-K, under which the total amount of securities authorized exceeds 10% of the total assets of Six Flags, Inc. and its subsidiaries on a consolidated basis. Six Flags, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

Date: March 15, 2007

SIX FLAGS, INC.
By:	/s/ Mark Shapiro
Mark Shapiro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ Mark Shapiro	Chief Executive Officer (Principal	March 15, 2007
Mark Shapiro	Executive Officer), President and Director
/s/ Jeffrey R. Speed	Chief Financial Officer (Principal	March 15, 2007
Jeffrey R. Speed	Financial Officer)
/s/ Kyle Bradshaw	Senior Vice President, Finance and Chief	March 15, 2007
Kyle Bradshaw	Accounting Officer (Principal Accounting Officer)
/s/ Daniel M. Snyder	Chairman of the Board and Director	March 15, 2007
Daniel M. Snyder
/s/ C.E. Andrews	Director	March 15, 2007
C.E. Andrews
/s/ Mark Jennings	Director	March 15, 2007
Mark Jennings
/s/ Jack Kemp	Director	March 15, 2007
Jack Kemp
/s/ Robert McGuire	Director	March 15, 2007
Robert McGuire
/s/ Perry Rogers	Director	March 15, 2007
Perry Rogers
/s/ Dwight Schar	Director	March 15, 2007
Dwight Schar
/s/ Harvey Weinstein	Director	March 15, 2007
Harvey Weinstein

SIX FLAGS, INC.
Index to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ MARK SHAPIRO
Mark Shapiro
Chief Executive Officer of the Company
/s/ JEFFREY R. SPEED
Jeffrey R. Speed
Chief Financial Officer of the Company
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Six Flags, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Six Flags, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Six Flags, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Dallas, Texas
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of December 31, 2006 the Company adopted the balance sheet recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Six Flags, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Dallas, Texas
March 15, 2007

SIX FLAGS, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,295,000	80,510,000
Accounts receivable	40,843,000	50,841,000
Inventories	23,126,000	24,680,000
Prepaid expenses and other current assets	37,893,000	38,199,000
Assets held for sale	6,718,000	7,764,000
Total current assets	132,875,000	201,994,000
Other assets:
Debt issuance costs	37,308,000	43,897,000
Restricted-use investment securities	11,091,000	—
Deposits and other assets	19,636,000	34,962,000
Total other assets	68,035,000	78,859,000
Property and equipment, at cost	2,564,109,000	2,504,277,000
Less accumulated depreciation	902,476,000	800,930,000
Total property and equipment	1,661,633,000	1,703,347,000
Assets held for sale	274,592,000	453,367,000
Intangible assets, net of accumulated amortization	1,050,481,000	1,054,355,000
Total assets	$3,187,616,000	3,491,922,000
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,017,000	29,947,000
Accrued compensation, payroll taxes and benefits	17,323,000	16,788,000
Accrued insurance reserves	41,395,000	32,801,000
Accrued interest payable	36,677,000	34,022,000
Other accrued liabilities	38,821,000	35,167,000
Deferred income	11,159,000	6,915,000
Liabilities from discontinued operations	1,970,000	2,132,000
Current portion of long-term debt	114,059,000	113,601,000
Total current liabilities	291,421,000	271,373,000
Long-term debt	2,126,888,000	2,128,756,000
Minority interest	49,995,000	56,277,000
Liabilities from discontinued operations	4,160,000	—
Other long-term liabilities	40,731,000	43,592,000
Deferred income taxes	13,784,000	14,345,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	284,497,000	283,371,000
Stockholders’ equity:
Preferred stock of $1.00 par value	—	—
Common stock, $.025 par value, 210,000,000 shares authorized and 94,384,728 and 93,201,528 shares outstanding at December 31, 2006 and 2005, respectively	2,360,000	2,330,000
Capital in excess of par value	1,767,825,000	1,750,925,000
Accumulated deficit	(1,384,094,000)	(1,042,042,000)
Accumulated other comprehensive loss	(9,951,000)	(17,005,000)
Total stockholders’ equity	376,140,000	694,208,000
Total liabilities and stockholders’ equity	$3,187,616,000	3,491,922,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues:
Theme park admissions	$508,492,000	519,114,000	473,379,000
Theme park food, merchandise and other	437,173,000	437,643,000	406,207,000
Total revenues	945,665,000	956,757,000	879,586,000
Operating costs and expenses:
Operating expenses	416,332,000	390,797,000	363,031,000
Selling, general and administrative (including stock-
based compensation of ($15,728,000, $2,794,000 and $643,000 in 2006, 2005 and 2004, respectively)	239,927,000	192,838,000	177,800,000
Costs of products sold	79,989,000	83,197,000	72,817,000
Depreciation	131,416,000	126,778,000	124,200,000
Amortization	879,000	880,000	1,174,000
Loss on fixed assets	27,057,000	13,906,000	11,676,000
Total operating costs and expenses	895,600,000	808,396,000	750,698,000
Income from operations	50,065,000	148,361,000	128,888,000
Other income (expense):
Interest expense	(202,909,000)	(185,997,000)	(195,580,000)
Interest income	2,918,000	2,450,000	4,017,000
Minority interest in earnings	(40,223,000)	(39,794,000)	(37,686,000)
Equity in operations of partnership	(948,000)	—	—
Early repurchase of debt	—	(19,303,000)	(37,731,000)
Other expense	(11,560,000)	(10,877,000)	(14,356,000)
Total other expense	(252,722,000)	(253,521,000)	(281,336,000)
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(202,657,000)	(105,160,000)	(152,448,000)
Income tax expense	4,318,000	3,705,000	24,442,000
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(206,975,000)	(108,865,000)	(176,890,000)
Discontinued operations, net of tax benefit of $49,845,000 in 2004	(97,605,000)	(2,073,000)	(287,919,000)
Loss before cumulative effect of a change in accounting principle	(304,580,000)	(110,938,000)	(464,809,000)
Cumulative effect of a change in accounting principle (see Note 1)	(1,038,000)	—	—
Net loss	$(305,618,000)	(110,938,000)	(464,809,000)
Net loss applicable to common stock	$(327,588,000)	(132,908,000)	(486,777,000)
Weighted average number of common shares outstanding-basic and diluted:	94,242,000	93,110,000	93,036,000
Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations	(2.43)	(1.41)	(2.14)
Discontinued operations	(1.04)	(0.02)	(3.09)
Cumulative effect of a change in accounting principle	(0.01)	—	—
Net loss	$(3.48)	(1.43)	(5.23)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
Years Ended December 31, 2006, 2005 and 2004

	Preferred stock		Common stock		Capital in		Accumulated other
	Shares issued	Amount	Shares issued	Amount	excess of par value	Accumulated deficit	comprehensive income (loss)	Total
Balances at December 31, 2003	—	$—	92,616,528	$2,315,000	$1,747,425,000	$(422,357,000)	$34,667,000	$1,362,050,000
Issuance of common stock	—	—	425,000	11,000	(11,000)	—		—
Stock-based compensation	—	—	—		643,000	—	—	643,000
Net loss	—	—	—	—	—	(464,809,000)	—	(464,809,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	(55,612,000)	(55,612,000)
Additional minimum liability on defined benefit retirement plan, net of tax	—	—	—	—	—	—	(877,000)	(877,000)
Cash flow hedging derivatives, net of tax	—	—	—	—	—	—	6,638,000	6,638,000
Comprehensive loss								(514,660,000)
Preferred stock dividends	—	—	—	—	—	(21,968,000)	—	(21,968,000)
Balances at December 31, 2004	—	—	93,041,528	2,326,000	1,748,057,000	(909,134,000)	(15,184,000)	826,065,000
Issuance of common stock	—	—	160,000	4,000	74,000	—	—	78,000
Stock-based compensation	—	—	—	—	2,794,000	—	—	2,794,000
Net loss	—	—	—	—	—	(110,938,000)	—	(110,938,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	5,306,000	5,306,000
Additional minimum liability on defined benefit retirement plan	—	—	—	—	—	—	(7,282,000)	(7,282,000)
Cash flow hedging derivatives	—	—	—	—	—	—	155,000	155,000
Comprehensive loss								(112,759,000)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)
Balances at December 31, 2005	—	—	93,201,528	2,330,000	1,750,925,000	(1,042,042,000)	(17,005,000)	694,208,000
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 1(t))	—	—	—	—	—	(14,464,000)	—	(14,464,000)
Issuance of common stock	—	—	1,183,200	30,000	134,000	—	—	164,000
Stock-based compensation	—	—	—	—	16,766,000	—	—	16,766,000
Net loss	—	—	—	—	—	(305,618,000)	—	(305,618,000)
Other comprehensive loss—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(490,000)	(490,000)
Additional minimum liability on defined benefit retirement plan	—	—	—	—	—	—	11,572,000	11,572,000
Cash flow hedging derivatives	—	—	—	—	—	—	6,000	6,000
Comprehensive loss								(294,530,000)
Adjustment to initially apply FASB Statement No. 158 (Note 10)	—	—	—	—	—	—	(4,034,000)	(4,034,000)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)
Balances at December 31, 2006	—	$—	94,384,728	$2,360,000	$1,767,825,000	$(1,384,094,000)	$(9,951,000)	$376,140,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flow from operating activities:
Net loss	$(305,618,000)	(110,938,000)	(464,809,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,295,000	127,658,000	125,374,000
Minority interest in earnings	40,223,000	39,794,000	37,686,000
Minority interest distributions	(46,505,000)	(44,428,000)	(41,568,000)
Stock-based compensation	15,728,000	2,794,000	643,000
Cumulative effect of a change in accounting principle	1,038,000	—	—
Interest accretion on notes payable	237,000	259,000	496,000
Early repurchase of debt	—	19,303,000	37,731,000
Loss on discontinued operations	118,304,000	45,264,000	294,693,000
Amortization of debt issuance costs	9,539,000	8,204,000	8,117,000
Other including loss on disposal of assets	26,885,000	14,165,000	26,476,000
Decrease (increase) in accounts receivable	(11,413,000)	3,920,000	1,335,000
(Increase) decrease in inventories, prepaid expenses and other current assets	1,778,000	(3,276,000)	(8,853,000)
(Increase) decrease in deposits and other assets	15,326,000	9,811,000	(10,110,000)
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	9,839,000	12,766,000	17,052,000
Increase (decrease) in accrued interest payable	2,655,000	(3,790,000)	(10,034,000)
Deferred income tax expense (benefit)	(507,000)	(96,000)	19,238,000
Total adjustments	315,422,000	232,348,000	498,276,000
Net cash provided by operating activities	9,804,000	121,410,000	33,467,000
Cash flow from investing activities:
Additions to property and equipment	(122,586,000)	(162,554,000)	(96,489,000)
Purchase of identifiable intangible assets	—	—	(500,000)
Capital expenditures of discontinued operations	(6,870,000)	(9,468,000)	(12,728,000)
Acquisition of theme park assets	(417,000)	—	—
Purchase of restricted-use investments	(11,091,000)	—	(134,508,000)
Maturities of restricted-use investments	—	134,508,000	317,913,000
Proceeds from sale of discontinued operations	79,000,000	—	314,456,000
Property insurance recovery, net	21,446,000	—	—
Proceeds from sale of assets	502,000	367,000	12,954,000
Net cash provided by (used in) investing activities	(40,016,000)	(37,147,000)	401,098,000
Cash flow from financing activities:
Repayment of borrowings	(365,847,000)	(617,526,000)	(1,146,461,000)
Proceeds from borrowings	363,583,000	571,525,000	716,500,000
Net cash proceeds from issuance of common stock	164,000	78,000	—
Payment of cash dividends	(20,844,000)	(20,844,000)	(20,844,000)
Payment of debt issuance costs	(2,950,000)	(5,540,000)	(13,490,000)
Net cash used in financing activities	(25,894,000)	(72,307,000)	(464,295,000)

(continued)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Cash Flows, Continued
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Effect of exchange rate changes on cash	$(109,000)	790,000	615,000
Increase (decrease) in cash and cash equivalents	(56,215,000)	12,746,000	(29,115,000)
Cash and cash equivalents at beginning of year	80,510,000	67,764,000	96,879,000
Cash and cash equivalents at end of year	$24,295,000	80,510,000	67,764,000
Supplemental cashflow information:
Cash paid for interest	$190,477,000	181,339,000	197,091,000
Cash paid for income taxes	$4,702,000	4,883,000	3,620,000

Supplemental disclosure of noncash investing and financing activities
2006
- Acquired approximately $617,000 of assets through a capital lease.
2005
- None
2004
- None

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004

(1)   Summary of Significant Accounting Policies

(a)         Description of Business

We own and operate regional theme amusement and water parks. As of December 31, 2003, we owned or operated 39 parks. In April 2004 we sold, in two separate transactions, seven parks in Europe, one park in Ohio and we also wrote-off our investment in the owner of the Madrid park that we managed. As of December 31, 2004, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one in Canada. In October 2005, we closed Six Flags AstroWorld in Houston, Texas and in 2006 sold the underlying 104 acre site. We transferred certain property and equipment from the Houston park to other parks prior to completing the sale. At December 31, 2005 we owned or operated 29 parks. During 2006, we owned or operated 30 parks, including an indoor water park adjacent to The Great Escape, which opened in February 2006. The accompanying consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006, 2005 and 2004 reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations. See Note 2.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were and will be used to repay indebtedness. The accompanying consolidated financial statements as of and for all periods presented reflect select assets and liabilities of the parks held for sale as assets held for sale, the liabilities as liabilities from discontinued operations and their results as discontinued operations. See Note 2.

In January 2007, we agreed to sell to PARC 7F-Operations Corporation the stock of our subsidiaries that own three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, subject to adjustment, a note receivable for $37 million and a limited guarantee by us of up to $10 million. The Sale Parks are Six Flags Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Six Flags Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA (the “Sale Parks”). The accompanying consolidated financial statements as of and for all periods presented reflect select assets and liabilities of the Sale Parks as assets held for sale, the liabilities as liabilities from discontinued operations and their results as a discontinued operation. See Note 2.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2006 season and will not open during the 2007 season. See Note 12.

Unless otherwise indicated, references herein to “we,” “our” or “Six Flags” means Six Flags, Inc. and our subsidiaries, and “Holdings” refers only to Six Flags, Inc., without regard to our subsidiaries.

(b)          Basis of Presentation

Our accounting policies reflect industry practices and conform to U.S. generally accepted accounting principles.

The consolidated financial statements include our accounts, our majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

During the fourth quarter of 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” which was subsequently reissued in December 2003 as Interpretation No. 46—Revised (FIN 46). Pursuant to those provisions we consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Discovery Kingdom (formerly Six Flags Marine World) as we have determined that we have the most significant economic interest because we receive a majority of these entity’s expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest. The portion of earnings from these parks owned by non-affiliated parties in these entities is reflected as minority interest in earnings in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

In November 2004, we sold for nominal consideration our 5% equity investment in Warner Bros. Movie World Madrid which had been accounted for using the cost method of accounting. The loss on the disposition is accounted for as other income (loss) in the accompanying statement of operations for the year ended December 31, 2004. See Note 2.

Intercompany transactions and balances have been eliminated in consolidation.

(c)           Cash Equivalents

Cash equivalents of $2,188,000 and $36,084,000 at December 31, 2006 and 2005, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

(d)          Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. Costs of goods sold for the year ended December 31, 2005 include $1,987,000 associated with a valuation allowance related to slow moving inventory. The valuation allowance related to slow moving inventory was reduced to $57,000 at the end of 2006 primarily related to the sale of most of our slow moving inventory to a liquidator.

(e)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $18,763,000 and $16,435,000 of spare parts inventory for existing rides and attractions at December 31, 2006 and 2005, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

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

Advertising and promotions expense was $100,997,000, $94,206,000 and $99,375,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

(g)          Debt Issuance Costs

We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue.

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

(i)            Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. To accomplish this, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. For 2004, 2005 and 2006, our sole reporting unit was our North American parks, as we had sold our European operations. For each year, the fair value of the reporting unit exceeded our carrying amount. Accordingly, no impairment was required.

If the fair value of the reporting unit were to be less than the carrying amount, we would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Our unamortized goodwill is $1,038.9 million at December 31, 2006.

The following table reflects our intangible assets which are subject to amortization (in thousands):

	As of December 31, 2006		As of December 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$110	110	110	110	110	110
Licenses	16,932	5,325	16,932	4,446	16,932	3,566
	$17,042	5,435	17,042	4,556	17,042	3,676

We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $709,000 over each of the next five years. The range of useful lives of the intangible assets is from 5 to 25 years, with a weighted average of 23.2 years.

Intangible assets also include $3,367,000 in 2005 representing previously unrecognized service costs of our Pension Plan. This intangible asset was reversed through accumulated other comprehensive income (loss) upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106 and 132(R).” See Note 10.

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

(k)          Revenue Recognition

We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the customer attends our parks. Sales taxes collected from our guests and remitted to government taxing authorities are presented at net amounts in the revenues in the accompanying consolidated statements of operations.

(l)             Interest Expense

Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).

(m)      Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have recorded a valuation allowance of $459,306,000, $367,645,000 and $315,813,000 as of December 31, 2006, 2005 and 2004, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards before they expire. The valuation allowance is based on our estimates of taxable income, primarily consisting of the reversal of deferred tax liabilities and to some extent tax planning strategies, by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Six Flags is no longer permanently reinvesting foreign earnings in 2006, therefore, United States deferred income taxes have been provided on foreign earnings. The impact was an increase to deferred tax liabilities and a reduction to the valuation allowance of approximately $21,852,000.

(n)         Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. No adjustments for the exercise of stock options or the conversion of the convertible notes or Preferred Income Redeemable Shares (PIERS) were included in the 2006, 2005 and 2004 computations of diluted loss per share because the effect would have been antidilutive. See Note 1(o) for additional information relating to the number of stock options outstanding.

Our PIERS, which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our convertible notes were issued in November 2004 and are convertible into approximately 47,087,000 shares of common stock.

Preferred stock dividends and amortization of related issue costs of $21,970,000, $21,970,000 and $21,968,000 were included in determining net loss applicable to common stock in 2006, 2005, and 2004, respectively.

(o) Stock Compensation

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options. Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to or greater than the market price of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R). Results for periods prior to January 1, 2006 have not been restated. During the three years ended December 31, 2006, 2005 and 2004, stock-based compensation was $15,728,000, $2,794,000 and $643,000, respectively.

As a result of adopting SFAS 123 (R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options and our loss from continuing operations before income taxes for the year ended December 31, 2006 is $8,579,000 higher than if we had continued to account for stock-based payment arrangements under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $3.38 if we had not adopted SFAS 123 (R), compared to reported basic and diluted loss per share of $3.48.

No compensation expense has been recognized for the unconditional stock options in the consolidated financial statements for the years ended December 31, 2005 and 2004. Had we determined compensation expense based on the fair value at the grant date for all our unconditional stock options under SFAS 123 and as provided for under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” our net loss applicable to common stock would have been adjusted to the pro forma amounts below:

	2005	2004
Net loss applicable to common stock:
As reported	$(132,908,000)	(486,777,000)
Add: Noncash compensation	2,794,000	643,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,903,000)	(2,868,000)
Pro forma	$(138,017,000)	(489,002,000)
Net loss per weighted average common share outstanding—basic and diluted:
As reported	$(1.43)	(5.23)
Pro forma	$(1.48)	(5.26)

Certain members of our management and professional staff have been issued seven- and ten-year options to purchase common shares under our 2006, 2004, 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans). Through December 31, 2006, all stock options granted under the Option Plans have been granted with an exercise price equal to the underlying stock’s fair value at the date of grant. Except for conditional options issued in 1998, options generally may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh or tenth anniversary of the issuance date or following termination of employment with the exception of grants that contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards.

In June 2001, our stockholders approved a stock option plan for non-management directors providing for options with respect to an aggregate of 250,000 shares. In June 2004, our stockholders approved a stock option plan for employees and directors providing for options with respect to 1,800,000 shares. In May 2006, our stockholders approved a stock option plan for employees and directors providing for options with respect to 2,000,000 shares. Through December 31, 2005, we have granted to our non-management directors an aggregate of 1,185,000 options with a weighted average exercise price of $9.12 and weighted average remaining life to maturity of 2.22 years. During the first quarter of 2006, four of our former non-management directors exercised 96,000 of their previously granted options and forfeited their remaining 304,000 options upon their removal from our board. Additionally, during the first quarter we issued 745,000 shares to our current non-management directors. Other than exercise prices, the terms of the directors’ options are comparable to options issued to management.

At December 31, 2006, there were 3,130,000 additional shares available for grant under the Option Plans. In June 2006, 2,810,000 options that had been issued as liability based options to 16 employees were modified to obtain equity based status. This modification resulted in $4,022,000 of liabilities, related to stock-based compensation, to be reclassified to equity. The per share weighted-average fair value of stock options granted during 2006, 2005, and 2004, and after consideration of the modification, was $4.60, $4.99 and $5.03, respectively, on the date of grant or the modification date.

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

The estimated fair value of options granted to our President and Chief Executive Officer with a market condition was calculated using the Monte Carlo option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility was equal to the expected volatility utilized in the Black-Scholes option pricing valuation model described above. The expected dividend yield is based on expected dividends for the expected term of the stock options. The vesting hurdles were based on the market prices of our common stock pursuant to the terms of the option grants ($12 and $15) and the exercise multiple utilized was 1.75 which assumes that the option holder will exercise once the stock price has appreciated to 1.75 times the grant price.

The weighted-average assumptions used in the option pricing valuation models for options granted in the years ended 2006, 2005 and 2004 are as follows:

	2006		2005		2004
	Employees	Directors	Employees	Directors	Employees	Directors
Risk-free interest rate	4.77%	4.55%	4.09%	4.24%	3.28%	3.28%
Expected life (in years)	5.33	6.25	5.00	5.00	5.00	5.00
Expected volatility	60%	55%	78%	79%	80%	80%
Expected dividend yield	—	—	—	—	—	—

Stock option activity during the years indicated is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2003	6,495,000	$20.23
Granted	545,000	7.63
Exercised	—	—
Forfeited	(2,850,000)	20.85
Expired	(6,000)	11.00
Balance at December 31, 2004	4,184,000	18.18
Granted	535,000	5.93
Exercised	(15,000)	5.21
Forfeited	(64,000)	21.08
Expired	(1,317,000)	17.50
Balance at December 31, 2005	3,323,000	16.48
Granted	3,100,000	8.76
Exercised	(1,056,000)	6.96
Forfeited	(1,156,000)	17.92
Expired	(936,000)	25.00
Balance at December 31, 2006	3,275,000	9.81	8.30	$31
Vested and expected to vest at December 31, 2006	3,208,000	9.86	8.28	31
Options exercisable at December 31, 2006	935,000	$11.10	6.42	$11

At December 31, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.06 to $20.00 and 8.30 years, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2005 was $3.8 million, $0 and $0, respectively. The total fair value of options that vested during 2006, 2005 and 2004 was $3.8 million, $4.1 million and $2.2 million, respectively.

At December 31, 2006, 2005, and 2004, options exercisable were 935,000, 2,431,200 and 3,490,400, respectively, and weighted-average exercise price of those options was $11.10, $19.83 and $19.69, respectively.

As of December 31, 2006, there was $6.1 million of unrecognized compensation expense related to our option awards. The weighted average period over which that cost is expected to be recognized is 2.80 years.

During the first quarter of 2007, we granted options to purchase 1,610,000 shares of common stock to our officers, options to purchase 170,000 shares to our directors and 300,000 shares of restricted common stock to certain executives. We currently estimate that we will recognize approximately $9,155,000 of stock-based employee compensation expense in 2007 in respect of these and previous awards.

Restricted Stock Grants

Restricted shares of our common stock may be awarded under the Option Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment.

We issued 370,126 restricted common shares with an estimated aggregate value of $7,439,000 to members of our senior management in April 2001. Pursuant to employment agreements with our former Chief Executive Officer and our former Chief Financial Officer, dated December 31, 2003, those executives were issued an aggregate of 425,000 shares of restricted common stock in January 2004 with an aggregate value of $3,251,000 on the date of issuance, and we issued an aggregate of 65,000 shares of restricted common stock in January 2005 with an aggregate value of $365,000 on the date of issuance. The restrictions on the stock issued lapse ratably over various terms, generally based on continued employment. The restrictions also lapse upon termination of the executive without cause or if a change in control of Six Flags occurs. In December 2005 our former Chief Executive Officer entered into a termination agreement pursuant to which, among other things, he was issued the remaining 80,000 shares of restricted common stock provided for in his employment agreement and all restrictions on all restricted shares issued under the employment agreement lapsed. Compensation expense equal to the aggregate value of the issued shares was recognized in 2005 due to this accelerated vesting.

We issued 820,000 shares of restricted stock during the year ended December 31, 2006 to certain executives, which vest as follows:, (i) 50,000 vested on March 31, 2006 upon the resignation of our former chief financial officer, (ii) 520,000 shares will vest in three equal annual installments, commencing January 2007 and (iii) 250,000 shares will vest in two equal installments in January 2009 and 2010.

A summary of the status of our restricted stock awards as of December 31, 2006 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2006	162,500	$7.44
Granted	820,000	8.54
Vested	(212,500)	7.80
Forfeited	—	—
Non-vested balance at December 31, 2006	770,000	$8.52

The weighted average grant date fair value per share of our restricted stock awards granted during the twelve months ended December 31, 2006, 2005 and 2004 was $8.54, $6.46 and $7.65, respectively. The total grant date fair value of our restricted stock distributed during the years ended December 31, 2006, 2005 and 2004 was $7.0 million, $0.9 million and $3.3 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $2.7 million and $0.5 million, respectively. As of December 31, 2006, there was $3.4 million of unrecognized compensation costs related to our restricted stock awards. The weighted average period over which that cost is expected to be recognized is 2.26 years.

(p) Investment Securities

Restricted-use investment securities at December 31, 2006 consist of funds deposited in escrow in a short term money market to satisfy the Subordinated Indemnity Agreement we have with Time Warner related to the Partnership Parks as a source of funds in the event Time Warner, Inc. is required to honor its guarantee to the partners of these parks.

Interest income is recognized when earned and increases the escrow funds available in the event Time Warner is required to honor its guarantee.

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

(r) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(s)   Reclassifications

Reclassifications have been made to certain amounts reported in 2004 and 2005 to conform to the 2006 presentation.

(t)   Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted Statement 123(R) on January 1, 2006 under the modified prospective method of application. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. See Note 1(o) for additional information on the impact of adopting SFAS 123(R).

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 must be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings. The Company adopted SAB No. 108 and adjusted its opening retained earnings for the year ended December 31, 2006 by approximately $14.5 million of which approximately $11.6 million reflects a change in its accounting for leases and approximately $2.9 million reflects a change in its accounting for accrued vacation. Prior to 2006, the Company did not record the effects of scheduled rent increases on a straight-line rent basis for certain real estate leases that were established between 1997 and 2004 at several of our properties. Prior to 1998, the Company awarded vacation in the current year to all of its employees. In 1998, the policy was changed to award vacation one year after the date of hire and therefore a vacation accrual should have been established for all employees hired after 1998. The Company reviewed the annual amount of additional expense incurred in prior periods for both of these adjustments and considered the effects to be immaterial to prior periods.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the balance sheet. SFAS 158 is effective for recognition of the funded status of the benefit plans for the fourth quarter of 2006, and will be effective for the measurement date provisions for the fourth quarter of 2008. The adoption of SFAS 158 resulted in a $4.0 million reduction to other comprehensive income (loss). See Note 10 for additional information on the impact of adopting SFAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurement”. Statement No. 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, this Statement does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement No. 157 to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. Statement No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. We are currently assessing the effect, if any, the adoption of SFAS 159 will have on our financial statements and related disclosures.

(2)   Disposition of Theme Parks

In January 2007, we agreed to sell the Sale Parks to PARC 7F-Operations Corporation. The consolidated balance sheet as of December 31, 2006 and December 31, 2005 and the consolidated statements of operations for all periods presented reflect select assets of the parks being sold as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations.

We have recorded a non-cash impairment charge against assets held for sale in connection with the Sale Parks in our consolidated financial statements for the year ended December 31, 2006 in the amount of $84.5 million. The net proceeds from the sale will be used to repay indebtedness. The sale is subject to satisfaction of customary closing conditions, including the receipt of required third party consents.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were, or will be, used to repay indebtedness. We have recorded a non-cash impairment loss on these transactions in the amount of $11.5 million.

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million. We have recorded a non-cash impairment charge of $16.4 million and $20.4 million related to this transaction for the year ended December 31, 2006 and 2005, respectively. The sale was approved by our lenders under our credit agreement (see Note 6(a)) and the proceeds from the sale were used to repay indebtedness. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment. The consolidated balance sheets and the consolidated statements of operations for all relevant periods presented reflect select assets of Six Flags AstroWorld as assets held for sale and its results as discontinued operations.

On April 8, 2004, we sold substantially all of the assets used in the operation of Six Flags World of Adventure near Cleveland, Ohio (other than the marine and land animals located at that park and certain assets related thereto) for a cash purchase price of $144.3 million. In a separate transaction on the same date, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that indirectly owned the seven parks we owned in Europe. The purchase price was approximately $200.0 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one half year note from the buyer and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash. During February 2006, the note was repurchased by the buyer for $12.0 million. Net cash proceeds from these transactions were used to pay down debt and to make investments in our remaining parks. See Note 6.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks sold in 2004 and 2006 as discontinued operations and for all periods presented to reflect the operations of the Sale Parks as discontinued operations on the December 31, 2006 and December 31, 2005 consolidated balance sheets as follows:

	December 31, 2006	December 31, 2005
	(in thousands)
Current assets	$6,718	$7,764
Property, plant and equipment, net	205,836	274,002
Intangible assets	67,157	177,687
Other assets	1,599	1,678
Total assets held for sale	$281,310	$461,131
Current liabilities	$1,970	$2,132
Other liabilities	4,160	—
Total liabilities from discontinued operations	$6,130	$2,132

The following are components of the net results of discontinued operations, including the Sale Parks, for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating revenue	$122,840	$174,182	$161,393
Gain (loss) on sale of discontinued operations	968	—	(310,281)
Income (loss) from discontinued operations before income taxes	13,809	18,350	(27,483)
Impairment on assets held for sale	(112,382)	(20,423)	—
Income tax benefit	—	—	49,845
Net results of discontinued operations	$(97,605)	$(2,073)	$(287,919)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

During November 2004 we agreed with the owner of the park we managed in Madrid, Spain to terminate the management agreement and to transfer our 5% investment in the equity of the park for nominal consideration. By virtue of the foregoing, we recognized losses of approximately $15,000,000, representing the carrying amount of our investment in the park, certain intangible assets related to non-compete agreements and licenses, and other costs. These losses were recorded in other income (expense) in the accompanying 2004 consolidated statement of operations.

(3)   Property and Equipment

Property and equipment, at cost, are classified as follows:

	December 31,
	2006	2005
Land	$122,959,000	$122,957,000
Land improvements	355,848,000	336,027,000
Buildings and improvements	425,059,000	420,200,000
Rides and attractions	1,376,188,000	1,334,307,000
Equipment	284,055,000	290,786,000
Total	2,564,109,000	2,504,277,000
Less accumulated depreciation	902,476,000	800,930,000
	$1,661,633,000	$1,703,347,000

(4)   Minority Interest, Partnership and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Discovery Kingdom (formerly Six Flags Marine World). Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $4,880,000, $4,880,000 and $5,356,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

In April 1997, we became manager of Six Flags Discovery Kingdom (formerly Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we are entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). We have added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. We are entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park. We also have an option through February 2010 to purchase the entire site at a purchase price equal to the greater of the then principal amount of the debt obligations of the seller (expected to aggregate $52,000,000) or the then fair market value of the seller’s interest in the park (based on a formula relating to the seller’s 20% share of Six Flags Discovery Kingdom’s cash flow).

We have accounted for our interest in the HWP Development, LLC joint venture under the equity method and have included our investment of $1,886,000 and $2,791,000 as of December 31, 2006 and 2005, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

See Note 12 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia.

(5)   Derivative Financial Instruments

In February 2000, we entered into three interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 6(a)) into a fixed rate obligation. The terms of the agreements, as subsequently extended, each of which had a notional amount of $200,000,000, began in March 2000 and expired from March 2005 to June 2005. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates ranged from 4.565% to 6.00% (with an average of 5.51%).

The Partnership Parks were also party to interest rate swap agreements with respect to an aggregate of $3,000,000 of indebtedness at December 31, 2005. These interest rate swap agreements expired in November 2006.

During 2006, 2005 and 2004, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

As of December 31, 2006, there are no deferred losses on derivative instruments accumulated in AOCL as all derivatives have expired.

(6)   Long-Term Debt

At December 31, 2006 and 2005, long-term debt consists of:

	2006	2005
Long-term debt:
Credit Facility (a)	$743,625,000	745,175,000
8 7/8% Senior Notes due 2010 (b)	300,300,000	300,300,000
9 3/4% Senior Notes due 2013 (c)	388,000,000	388,000,000
9 5/8% Senior Notes due 2014 (d)	503,650,000	503,650,000
4 1/2% Convertible Senior Notes due 2015 (e)	299,000,000	299,000,000
Other	7,552,000	7,649,000
Net discounts	(1,180,000)	(1,417,000)
	2,240,947,000	2,242,357,000
Less current and called portions	114,059,000	113,601,000
	$2,126,888,000	2,128,756,000

(a)           The Credit Facility includes a $300,000,000 five-year revolving credit facility ($105,000,000 and $100,000,000 of which was outstanding at December 31, 2006 and 2005, respectively), an $82,500,000 multicurrency facility (none of which was outstanding at December 31, 2006 or 2005 (excluding letters of credit in the amounts of $33,147,000 and $28,194,000 on those dates) and a $655,000,000 six-year term loan ($638,625,000 of which was outstanding as of December 31, 2006 and $645,175,000 of which was outstanding as of December 31, 2005). The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2006, the weighted average interest rates for borrowings under the term loan and the US revolver were 8.62% and 8.61%, respectively. At December 31, 2005, the weighted average interest rate for borrowings under the term loan and the US revolver were 6.67% and 6.62%, respectively. The working capital revolver and the multicurrency facility permit optional prepayments and reborrowings and terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008. The term loan matures on June 30, 2009, provided however, that the maturity of the term loan will be shortened to December 31, 2008, if prior to such date, our outstanding preferred stock is not redeemed or converted into common stock. A commitment fee of 0.50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is Six Flags Theme Parks, Inc., a direct wholly owned subsidiary of Six Flags Operations, Inc., our principal direct subsidiary, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations’ domestic subsidiaries and are secured by substantially all of Six Flags Operations’ domestic assets and a pledge of Six Flags Operations capital stock.

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

On April 22, 2005 we amended the Credit Facility to permit our Canadian subsidiary that owns our Montreal park to incur up to CAD$35.0 million of secured debt to finance improvements at that park and to increase from $25.0 million to $40.0 million the letter of credit capacity under the Credit Facility. No such secured debt has been incurred to date.

On April 21, 2006, we entered into an amendment to the Credit Facility to (i) reduce by 0.25% the interest rate on the term loan, (ii) to eliminate amortization on the multicurrency facility and the provision of the working capital revolver that required the facility to be repaid in full for 30 consecutive days each year, (iii) permit us to borrow up to an additional $300.0 million in term loans under the Credit Facility and (iv) permit us to make asset dispositions of up to $300.0 million without seeking lender approval. The proceeds of any transaction referred to in clauses (iii) and (iv) above may be used to refinance Holdings’ public debt, redeem its PIERS, make required payments to our partners at the Partnership Parks and, in the case of asset dispositions, spend up to $100.0 million to acquire, restore or construct assets.

On July 28, 2006, we entered into an amendment to the Credit Agreement to (i) waive Six Flags Operations’ compliance with the financial covenants in the Credit Agreement for the period ending June 30, 2006, (ii) relax the covenants relating to leverage, interest coverage and debt service coverage though the end of 2007 and eliminate the covenant relating to fixed charge coverage through 2007, (iii) permit the disposition of Six Flags Darien Lake, Waterworld (Concord), Six Flags Elitch Gardens, Splashtown, Six Flags Magic Mountain and Hurricane Harbor, Wild Waves and Enchanted Village, Frontier City and White Water Bay, provided that we must offer to make mandatory prepayments to our term loan lenders with the net cash proceeds of such dispositions and, in certain cases, make optional prepayments with such proceeds, and (iv) adjust the margin used to calculate the interest rate on borrowings under the Credit Agreement based on our debt rating and leverage ratio.

In addition to the specified financial ratios and tests noted above, the Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends (except that (i) dividends of up to

$75,000,000 in the aggregate (of which $8,900,000 had been dividended prior to December 31, 2006) may be made from cash from operations in order to enable us to pay amounts in respect of any refinancing or repayment of Holdings’ senior notes and (ii) subject to covenant compliance, dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on our PIERS and our obligations to the limited partners in the Partnership Parks and engage in certain transactions with subsidiaries and affiliates.

(b)          On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the 2010 Senior Notes). As of December 31, 2004, we had repurchased $179.7 million of the 2010 Senior Notes from a portion of the proceeds of the sale of the 2004 discontinued operations (see Note  2) and a portion of the proceeds of the November 2004 offering of our Convertible Notes (see Note 6(e)). A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2010 Senior Notes require annual interest payments of approximately $26,652,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2010 Senior Notes are redeemable, at Holding’s option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings.

The indenture under which the 2010 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(c)           On April 16, 2003, Holdings issued $430,000,000 principal amount of 9¾% Senior Notes due 2013 (the 2013 Senior Notes). As of December 31, 2004 we had repurchased $42,000,000 principal amount of the 2013 Senior Notes. A gross loss of $1,979,000 due to this repurchase was recognized in 2004. The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2013 Senior Notes require annual interest payments of approximately $37,830,000 (9 3/4% per annum) and, except in the event of a change in control Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2013. The 2013 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the 2013 Senior Notes were used to fund the tender offer and redemption of other senior notes.

(d)          On December 5, 2003, Holdings issued $325,000,000 principal amount of the 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes. A gross loss of $837,000 due to this repurchase was recognized in 2004. In January 2005, we issued an additional $195,000,000 of 2014 Senior Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of other senior notes of Holdings. The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2014 Senior Notes, including the January additional amount, require annual interest payments of approximately $48,396,000 (9 5/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2014. The 2014 Senior Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity. The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the original issuance of 2014 Senior Notes, together with proceeds of term loan borrowings under the Credit Facility, were used to redeem in full other senior notes of Holdings. A gross loss of $25,178,000 was recognized in 2004 on this redemption.

(e)           On November 19, 2004, Holdings issued $299,000,000 principal amount of Convertible Notes. The Convertible Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of Convertible Notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock. The Convertible Notes require annual interest payments of approximately $13,455,000 (4 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015. The Convertible Notes are redeemable, at Holdings’ option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity. The net proceeds of the Convertible Notes were used to repurchase a portion of the 2010 Senior Notes (see Note 6 (b)) and to repurchase and redeem other senior notes of Holdings. A gross loss of $3,922,000 was recognized in 2004 due to the redemption of the senior notes with a portion of the proceeds from the sale of the 2004 discontinued operations (See Note 2). A gross loss of $19,303,000 was recognized due to the redemption in 2005 of the other senior notes with a portion of the proceeds from the Convertible Notes and the 2014 Senior Notes.

Annual maturities of long-term debt during the five years subsequent to December 31, 2006, are as follows (does not assume acceleration of maturity of the term loan portion of our credit facility (See Note 6(a)):

2007	$114,059,000
2008	318,919,000
2009	315,743,000
2010	301,338,000
2011	859,000
Thereafter	1,190,029,000
$2,240,947,000

The Credit Facility restricts the ability of Six Flags Operations to distribute assets to Holdings, and the indentures relating to Holdings’ Senior Notes restrict the ability of Holdings to distribute assets to its stockholders. The Credit Facility restricts distributions by Six Flags Operations (i) up to $75,000,000 in the aggregate from cash from operations and (ii) to amounts required to pay interest on Holdings’ Senior Notes, dividends on Holdings’ outstanding preferred stock, required payments under the agreements relating to the Partnership Parks and certain tax and shared services arrangements.

(7)   Fair Value of Financial Instruments

The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2006 and 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying Amount	Fair value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$11,091,000	11,091,000	—	—
Long-term debt (including current portion)	(2,240,947,000)	(2,179,406,000)	(2,242,357,000)	(2,312,703,000)
Interest rate swap agreements (included in other long-term liabilities)	—	—	(5,000)	(5,000)
PIERS	(284,497,000)	(256,450,000)	(283,371,000)	(265,880,000)

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

•                    Restricted-use investment securities: The fair values of debt securities are based on quoted market prices at the reporting date for those or similar investments.

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

•                    PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices.

(8)   Income Taxes

Income tax expense (benefit) allocated to continuing operations for 2006, 2005 and 2004 consists of the following:

	Current	Deferred	Total
2006:
U.S. federal	$—	—	—
Foreign	3,094,000	(507,000)	2,587,000
State and local	1,731,000	—	1,731,000
	$4,825,000	(507,000)	4,318,000
2005:
U.S. federal	$—	—	—
Foreign	2,850,000	(76,000)	2,774,000
State and local	951,000	(20,000)	931,000
	$3,801,000	(96,000)	3,705,000
2004:
U.S. federal	$—	16,914,000	16,914,000
Foreign	3,981,000	984,000	4,965,000
State and local	1,223,000	1,340,000	2,563,000
	$5,204,000	19,238,000	24,442,000

Recorded income tax expense (benefit) allocated to continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2006, 2005 and 2004 to loss before income taxes as follows:

	2006	2005	2004
Computed “expected” federal income tax benefit	$(70,930,000)	(36,806,000)	(53,357,000)
Change in valuation allowance	55,245,000	38,570,000	84,986,000
Effect of change in APB 23 deferred taxes on unremitted foreign earnings	21,852,000	—	—
Effect of state and local income taxes, net of federal tax benefit	(7,393,000)	(4,497,000)	(6,082,000)
Nondeductible compensation	3,515,000	4,201,000	225,000
Effect of foreign income taxes	1,884,000	2,020,000	(1,633,000)
Other, net	145,000	217,000	303,000
	$4,318,000	3,705,000	24,442,000

The change in valuation allowance attributable to continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	2006	2005	2004
Continuing operations	$55,245,000	38,570,000	84,986,000
Discontinued operations	33,019,000	10,495,000	59,932,000
Changes in other comprehensive loss and equity	3,397,000	2,767,000	8,466,000
	$91,661,000	51,832,000	153,384,000

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes). Our net operating and capital loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax benefits (deferred tax assets). The tax effects of these temporary differences as of December 31, 2006, 2005 and 2004 are presented below:

	2006	2005	2004
Deferred tax assets before valuation allowance	$915,637,000	829,318,000	781,058,000
Less valuation allowance	459,306,000	367,645,000	315,813,000
Net deferred tax assets	456,331,000	461,673,000	465,245,000
Deferred tax liabilities	470,115,000	476,018,000	479,736,000
Net deferred tax liability	$13,784,000	14,345,000	14,491,000

	2006	2005	2004
Deferred tax assets:
Federal net operating loss carryforwards	$558,315,000	524,798,000	498,161,000
State net operating loss carryforwards	195,500,000	182,808,000	164,126,000
Capital loss carryforward	101,541,000	101,541,000	101,541,000
Alternative minimum tax credits	6,591,000	6,591,000	6,591,000
Accrued insurance and other	53,690,000	13,580,000	10,639,000
	$915,637,000	829,318,000	781,058,000
Deferred tax liabilities:
Property and equipment	$466,071,000	472,956,000	476,656,000
Intangible assets and other	4,044,000	3,062,000	3,080,000
	$470,115,000	476,018,000	479,736,000

As of December 31, 2006, we have approximately $1,743,272,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2026 and net operating loss carryforwards available for state income tax purposes which aggregate to approximately $4,152,349,000 and expire through 2026. We have recorded a valuation allowance of $459,306,000, $367,645,000 and $315,813,000 as of December 31, 2006, 2005 and 2004, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income, primarily consisting of the reversal of deferred tax liabilities and to some extent tax planning strategies, by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. At December 31, 2006, we had approximately $6,591,000 of alternative minimum tax credits which have no expiration date and approximately $290,000,000 of capital loss carryforwards which expire in 2009.

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

(c)           Charter Amendment

On June 29, 2005, we amended our Certificate of Incorporation to increase the authorized shares of our Common Stock from 150,000,000 to 210,000,000.

(d) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

			Additional	Accumulated
	Foreign		minimum	other
	currency	Cash flow	liability on	comprehensive
	items	Hedges	benefit plan	income (loss)
Balance, December 31, 2003	$54,735,000	(6,799,000)	(13,269,000)	34,667,000
Net current period change	(55,612,000)	(2,942,000)	(877,000)	(59,431,000)
Reclassification adjustments for losses reclassified into operations	—	9,580,000	—	9,580,000
Balance at December 31, 2004	(877,000)	(161,000)	(14,146,000)	(15,184,000)
Net current period change	5,306,000	(1,012,000)	(7,282,000)	(2,988,000)
Reclassification adjustments for losses reclassified into operations	—	1,167,000	—	1,167,000
Balance at December 31, 2005	4,429,000	(6,000)	(21,428,000)	(17,005,000)
Net current period change	(490,000)	6,000	11,572,000	11,088,000
Adjustment to initially apply FASB Stmt No. 158	—	—	(4,034,000)	(4,034,000)
Balance, December 31, 2006	$3,939,000	—	(13,890,000)	(9,951,000)

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

We “froze” our pension plan effective March 31, 2006, pursuant to which participants will no longer continue to earn future pension benefits. A curtailment loss of $3,125,000 was recorded during the first quarter of 2006.

Benefit Obligations and Plan Assets

Beginning with the Company’s December 31, 2006 consolidated balance sheet, Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No, 87, 88, 106 and 132(R)”, requires the Company to recognize on its consolidated balance sheet the funded status of its defined benefit plan. The funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. The following table presents the incremental effect on the Company’s December 31, 2006 balance sheet as a result of adopting this recognition requirement from Statement No. 158:

	Before Adjustment	Adoption Adjustment	After Adjustment
Intangible asset	$165,000	(165,000)	—
Total assets	3,187,781,000	(165,000)	3,187,616,000
Pension liability included in other long-term liabilities	22,148,000	3,869,000	26,017,000
Total liabilities	2,523,110,000	3,869,000	2,526,979,000
Additional minimum liability included in accumulated other comprehensive loss	(9,856,000)	(4,034,000)	(13,890,000)
Total stockholders’ equity	380,174,000	(4,034,000)	376,140,000
Total liabilities and stockholders’ equity	$3,187,781,000	(165,000)	3,187,616,000

Change in benefit obligation

	2006	2005
Benefit obligation, January 1	$177,603,000	$151,802,000
Service cost	2,290,000	6,104,000
Interest cost	8,968,000	9,216,000
Actuarial loss (gain)	(2,022,000)	13,565,000
Benefits paid	(3,799,000)	(3,084,000)
Curtailments	(26,067,000)	—
Benefit obligation, December 31	$156,973,000	$177,603,000

The accumulated benefit obligation for the U.S. pension plans at the end of 2006 and 2005 was $153,105,000 and $153,527,000, respectively.

We use a measurement date of December 31 for our pension plan.

Weighted average assumptions used to determine benefit obligations, December 31

	2006	2005
Discount rate	5.875%	5.750%
Rate of compensation increase	4.000%	4.000%

	2006	2005
Change in Plan assets
Fair value of plan assets, January 1	$115,727,000	101,956,000
Actual return on plan assets	12,412,000	7,423,000
Employer contribution	6,616,000	9,432,000
Benefits paid	(3,799,000)	(3,084,000)
Fair value of plan assets, December 31	$130,956,000	115,727,000

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for the Six Flags pension plan at the end of 2006 and 2005, and the target allocation for 2007, by asset category, follows. The fair value of plan assets for these plans is $130,956,000 and $115,727,000 at the end of 2006 and 2005, respectively. The expected long term rate of return on these plan assets was 8.00% in 2006 and 8.50% in 2005.

	Target Allocation for	Percentage of Plan Assets at Year End,
Asset category	2007	2006	2005
Equity securities	60.0%	61.6%	61.3%
Fixed Income	38.5%	37.7%	37.9%
Short Term Investments	1.5%	0.7%	0.8%
Other	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

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

Funded Status

The funded status of the Plan, reconciled to the amount in the consolidated balance sheets at December 31 follows:

	2006	2005
End of Year
Fair value of Plan assets	$130,956,000	115,727,000
Benefit obligation	(156,973,000)	(177,603,000)
Funded status	(26,017,000)	(61,876,000)
Amounts not yet recognized:
Unrecognized net (gain) loss	N/A	53,637,000
Unrecognized prior service cost (benefit)	N/A	3,367,000
Net amount recognized	$(26,017,000)	(4,872,000)

	2006	2005
End of Year
Non-current liability	$(26,017,000)	N/A
Accrued benefit cost	N/A	(4,872,000)
Additional minimum liability	N/A	(32,927,000)
Intangible asset	N/A	3,367,000
Accumulated other comprehensive income	N/A	29,560,000
Net amount recognized	$(26,017,000)	(4,872,000)

At December 31, 2006 and 2005 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit and Accumulated Benefit Obligations Exceed the Fair Value of Plan Assets
	2006	2005
End of Year
Projected benefit obligation	$156,973,000	177,603,000
Accumulated benefit obligation	153,105,000	153,527,000
Fair value of Plan assets	130,956,000	115,727,000

Expected Cash Flows

Information about expected cash flows for the plan follows:

Employer Contributions for Fiscal Year 2007
2007 (expected) to plan trusts	$8,925,000
Expected benefit payments:
2007	4,572,000
2008	5,175,000
2009	5,798,000
2010	6,402,000
2011	7,045,000
2012–2016	44,256,000
$73,248,000

Components of net periodic benefit cost

	Years ended December 31,
	2006	2005	2004
Service cost	$2,290,000	$6,105,000	$5,381,000
Interest cost	8,968,000	9,216,000	8,318,000
Expected return on plan assets	(9,397,000)	(8,812,000)	(8,071,000)
Amortization of prior service cost	77,000	560,000	356,000
Amortization of net actuarial loss	677,000	3,354,000	2,625,000
Curtailment loss	3,125,000	—	—
Net periodic benefit cost	$5,740,000	$10,423,000	$8,609,000

Weighted-average assumptions used to determine net cost

Discount rate	5.750%	5.875%	6.125%
Rate of compensation increase	4.000%	3.750%	3.750%
Expected return on plan assets	8.000%	8.500%	8.750%

The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date. High quality corporate bond yield indices on over 500 Aa graded bonds are considered when selecting the discount rate.

The return on assets assumption was developed based on consideration of historical market returns, current market conditions, and the Plan’s past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns.

Overall, it was projected that the Plan could achieve an 8.00% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the Plan’s policy of monitoring manager performance.

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are as follows:

Actuarial loss	$166,000
Prior service cost	32,000
Total	$198,000

Additional Information

	Pension Benefits
	2006	2005
Change in minimum liability included in other comprehensive income	$(7,538,000)	$7,282,000

At December 31, 2006, the Plan’s projected benefit obligation exceeded the fair value of Plan assets resulting in the Plan being underfunded by $26,017,000 which we recognized as an other long-term liability in the accompanying consolidated balance sheet. As of December 31, 2006, we have recorded in other comprehensive loss $13,890,000 as an additional minimum liability of the Plan, net of taxes.

At December 31, 2005, the Plan’s accumulated benefit obligation exceeded the fair value of the Plan assets resulting in the Plan being underfunded by $37,800,000. As such, we recognized the difference between our recorded prepaid benefit cost and the underfunded status of the Plan as a liability of $32,297,000. As of December 31, 2005, we have recorded in other comprehensive loss $29,560,000 as an additional minimum liability of the Plan. Additionally, we recognized an intangible asset of $3,367,000 which represents the previously unrecognized prior service cost of the Plan.

(11)   401(k) Plan

We have a qualified, contributory 401(k) plan (the 401(k) Plan). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. For all of 2004, 2005 and through November 30, 2006, we matched 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. On December 1, 2006, we changed the employer match to 100% of the first 3% and 50% of the next 2% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. We recognized approximately $1,816,000, $2,140,000 and $3,150,000 of related expense in the years ended December 31, 2006, 2005 and 2004, respectively.

(12)   Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not reopened since that time, and will not reopen for the 2007 season. We have determined that our carrying value of the assets destroyed is approximately $32.5 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. In December 2006, we commenced a declaratory action in Louisiana seeking judicial determination that the flood insurance sublimit is not applicable.

We have filed property insurance claims, including business interruption, with our insurers. Since, in any event, we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we established an insurance receivable in an amount equal to the carrying value of those assets, of $32.5 million plus $4.0 million in business interruption coverage to compensate for costs incurred while the park has been closed. As of December 31, 2006, we have received payments from our carriers in the amount of $25.0 million bringing the total insurance receivable balance to $11.5 million at that date. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation for $976,000,000, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Six Flags acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $58,234,000 (as of 2007 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the Partnership Agreements) that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted-average four-year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250,000,000 in the case of the Georgia park and $374,800,000 in the case of the Texas park. Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On December 31, 2006, we owned approximately 25.3% and 37.7%, respectively, of the limited partnership units in the Georgia and Texas partnerships. The maximum unit purchase obligations for 2007 at both parks will aggregate approximately $276,800,000.

We lease under long-term leases the sites of Six Flags New Orleans, Six Flags Mexico and La Ronde. We also lease portions of the site of Six Flags Kentucky Kingdom and a small parcel near Six Flags New England. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2006, 2005, and 2004, we recognized approximately $7,131,000, $5,628,000 and $6,157,000, respectively, of rental expense under these rent agreements.

Total rental expense from continuing operations, including office space and park sites, was approximately $13,666,000, $10,833,000 and $11,177,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum obligations under noncancellable operating leases, including site leases, at December 31, 2006, are summarized as follows (in thousands):

Year ending December 31,
2007	$12,861
2008	12,290
2009	11,835
2010	11,493
2011	10,764
2012	10,835
2013 and thereafter	223,340
Total	$293,418

Included in the future minimum obligations under noncancellable operating leases table above are approximately $61 million of future lease commitments related to the Sale Parks that are expected to be sold upon closing.

We are party to a license agreement (the U.S. License Agreement) pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis. Based on current usage, the annual fee for 2006 was approximately $3,500,000.

In November 1999, we entered into license agreements (collectively the International License Agreement) pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use. Under the International License Agreement, the license fee is based on specified percentages of the gross revenues of the applicable parks. We have prepaid approximately $3,693,000 of international license fees.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 to November 15, 2003). For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

Although we are contractually committed to make approximately CAD$20.0 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2007 and beyond will be made on a discretionary basis.

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

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA / Concord and Waterworld USA / Sacramento. On April 5, 2006, we moved for summary judgment with respect to some of the plaintiffs’ purported claims and to dismiss all claims against those parks and individuals who were improperly named in the complaint. Since that time, the plaintiffs have amended their complaint to include several additional purported class members. Discovery is proceeding with respect to our summary judgment motion and the class certification issue. Meanwhile, we are investigating the allegations of unpaid wages at our California parks. Our consolidated financial statements do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

On May 30, 2006, a civil action against us was commenced in the Superior Court for the Judicial District of New Britain, Connecticut. The plaintiff seeks damages against us for injuries to his face and head and loss of his vision in both eyes as a result of an accident that occurred on September 8, 2004 at Six Flags New England. The plaintiff, an employee of an on-site contractor at the time of the accident, alleges that he was injured while participating in efforts to free a jammed drive train on a rollercoaster at the park. The contractor hired to oversee the drive chain removal has been added as an additional defendant in the litigation. Our self-insurance retention on the action totals $2.5 million.

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. On October 23, 2006, we terminated our business relationship with the plaintiffs. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, claiming that their services were wrongfully terminated. They assert the following causes of action:  (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) intentional interference with contractual relations, (iv) negligent interference with contractual relations, and (v) breach of fiduciary duty and constructive fraud. We have filed an answer denying the claims and intend to vigorously defend the action. Our consolidated financial statements do not include any expenses or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss is not estimable.

We have guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. At December 31, 2006, $32,171,000 was outstanding under the loan. Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. As security for the guarantee, we have provided an $8.0 million letter of credit. At December 31, 2006, approximately $32.2 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. We also guaranteed a $1.0 million working capital revolving facility. We have received $649,000 in management fee revenues from the joint venture and we have advanced the joint venture approximately $2.2 million at December 31, 2006.

The Company has accrued liabilities for tax indemnification and other pre-sale risks of $14.2  million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

Red Zone LLC requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation. By virtue of the successful consent solicitation, three individuals designated by Red Zone, including Daniel M. Snyder, the Chairman of our Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors. Our Board of Directors authorized us to reimburse Red Zone for the reasonable expenses incurred in connection with its consent solicitation subject to approval by our stockholders. Red Zone requested reimbursement for expenses that include financial advisory fees, legal fees, travel compensation and signing bonuses paid by Red Zone to Mr. Shapiro and additional individuals who have become our employees and other out of pocket expenses. The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone’s expenses would be reasonable. Stockholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006. We recognized the reimbursement as other expense in the consolidated financial statements for 2006.

(13)   Business Segments

We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation, and amortization (Park EBITDA) and free cash flow (Park EBITDA less park capital expenditures). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. As such, we have only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	2006	2005	2004
	(in thousands)
Theme park revenues	$945,665	956,757	879,586
Theme park cash expenses	(653,098)	(619,477)	(582,693)
Aggregate park EBITDA	292,567	337,280	296,893
Minority interest in earnings—EBITDA	(45,103)	(44,674)	(43,042)
Equity in operations of affiliates—EBITDA	752	—	—
Corporate expenses	(67,422)	(44,561)	(30,312)
Stock-based compensation	(15,728)	(2,794)	(643)
Early repurchase of debt	—	(19,303)	(37,731)
Other income (expense)	(11,560)	(10,877)	(14,356)
Loss on disposal of assets	(27,057)	(13,906)	(11,676)
Equity in operations of affiliates	(1,700)	—	—
Minority interest in earnings—depreciation and other expense	4,880	4,880	5,356
Depreciation and amortization	(132,295)	(127,658)	(125,374)
Interest expense	(202,909)	(185,997)	(195,580)
Interest income	2,918	2,450	4,017
Loss from continuing operations before income taxes	$(202,657)	(105,160)	(152,448)

One of our parks is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2006, 2005 and 2004:

	Domestic	Foreign	Total
	(in thousands)
2006:
Long-lived assets	$2,569,294	142,820	2,712,114
Revenues	856,958	88,707	945,665
2005:
Long-lived assets	$2,616,578	141,124	2,757,702
Revenues	876,330	80,427	956,757
2004:
Long-lived assets	$2,631,772	135,486	2,767,258
Revenues	811,508	68,078	879,586

Long-lived assets include property and equipment and intangible assets.

(14)   Changes in Management and Strategy

Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two designees of Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives including (i) expanding the family entertainment offering of the parks by adding additional shows, parades, fireworks and character events utilizing the Warner Bros. and DC Comics licensed property, (ii) enhancing the guest experience by improving the overall appearance and cleanliness of the parks, (iii) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold, (iv) changing advertising agencies and redesigning our advertising campaigns and (v) increasing future sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues.

These initiatives were not fully implemented for the 2006 season and even when fully implemented, there can be no assurance that they will result in increased attendance and/or revenue.

The management change resulted in severance and other expenses of approximately $9.0 million in 2005 and a $3.6 million write off of costs incurred in projects that new management has determined not to pursue. The management change resulted in another $14.6 million in severance and other expenses in 2006. These expenses are primarily included in selling, general and administrative expenses in the accompanying 2006 and 2005 Consolidated Statement of Operations.

We entered into an amendment to the employment agreement of our former Chief Financial Officer, pursuant to which, upon his termination of employment as of April 1, 2006, we incurred an additional $4.8 million of severance expense and issued to him options to purchase 75,000 shares and 25,000 shares of restricted stock. Including that severance expense, we incurred approximately $10.8 million of severance and relocation expenses in 2006.

In the first quarter of 2007, we granted options to purchase 1,610,000 shares of common stock to certain executives, options to purchase 170,000 shares of common stock to directors and a total of 300,000 shares of restricted stock to our Chief Executive Officer and our Chief Financial Officer. We currently estimate that these grants, coupled with prior grants, will result in stock-based compensation expense of approximately $9,155,000 in 2007.

 (15)   Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2006 and 2005:

	2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$42,081,000	325,002,000	474,239,000	104,343,000	945,665,000
Net income (loss) applicable to common stock	(246,540,000)	(45,079,000)	159,252,000	(195,221,000)	(327,588,000)
Net income (loss) per weighted average common share outstanding:
Basic	(2.63)	(0.48)	1.69	(2.07)	(3.48)
Diluted	(2.63)	(0.48)	1.08	(2.07)	(3.48)

	2005
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$49,497,000	331,069,000	471,666,000	104,525,000	956,757,000
Net income (loss) applicable to common stock	(184,212,000)	5,609,000	190,195,000	(144,500,000)	(132,908,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.98)	0.06	2.04	(1.55)	(1.43)
Diluted	(1.98)	0.06	1.29	(1.55)	(1.43)

We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

See Note 2 with respect to our loss on sale of discontinued operations during 2006 and 2005, which were primarily recognized in the fourth quarters of 2006 and 2005.

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

(h)	Amended and Restated By-laws of Registrant—incorporated by reference from Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2005.
(i)	Amendment to the Amended and Restated By-laws of Registrant—incorporated by reference from Exhibit 3.1 to 8-K filed April 3, 2006.
(j)	Amendment to the Amended and Restated By-laws of Registrant—incorporated by reference from Exhibit 3.1 to 8-K filed May 30, 2006.
(4) Instruments Defining the Rights of Security Holders, Including Indentures:
(a)	Form of Common Stock Certificate—incorporated by reference from Exhibit 4(l) to Registrant’s Registration Statement on Form S-2 (Reg. No. 333-08281) declared effective on May 28, 1996.
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

(g)

Registration Rights Agreement, dated as of February 11, 2002 between Registrant and Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co., Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. with respect to Registrant’s 8 7/8% Senior Notes due 2010—incorporated by reference from Exhibit 4(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(h)

Indenture, dated as of April 16, 2003, between Registrant and The Bank of New York with respect to Registrant’s 9 3/4% Senior Notes due 2013—incorporated by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

(i)

Registration Rights Agreement, dated as of April 16, 2003, between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc. and Credit Lyonnais Securities (USA) Inc. with respect to Registrant’s 9¾% Senior Notes due 2013—incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

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

(o)

Sale and Purchase Agreement dated as of October 20, 1998 by and between Registrant and Fiesta Texas Theme Park, Ltd.—incorporated by reference from Exhibit 10(at) to Registrant’s Form 10-K for the year ended December 31, 1998.

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

(dd)

Employment Agreement, dated as of December 31, 2003, between Registrant and James F. Dannhauser—incorporated by reference from Exhibit 10 (ee) to Registrant’s Form 10-K for the year ended December 31, 2003.

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
(kk)

Sixth Amendment, dated as of December 23, 2005, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent—incorporated by reference from Exhibit 10(kk) to Registrant’s Form 10-K for the year ended December 31, 2005.

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

(nn)	Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated January 17, 2006—incorporated by reference from Exhibit 10(nn) to Registrant’s Form 10-K for the year ended December 31, 2005.
(oo)	Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated January 17, 2006—incorporated by reference from Exhibit 10(oo) to Registrant’s Form 10-K for the year ended December 31, 2005.
(pp)	Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated January 17, 2006—incorporated by reference from Exhibit 10(pp) to Registrant’s Form 10-K for the year ended December 31, 2005.
(qq)	Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated January 17, 2006—incorporated by reference from Exhibit 10(qq) to Registrant’s Form 10-K for the year ended December 31, 2005.
(rr)	Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated January 23, 2006—incorporated by reference from Exhibit 10(rr) to Registrant’s Form 10-K for the year ended December 31, 2005.
(ss)

Seventh Amendment, dated as of April 21, 2006, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent—incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(tt)	Six Flags, Inc. 2006 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 30, 2006.
(uu)	Six Flags, Inc. 2006 Employee Stock Purchase Plan—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on May 30, 2006.
(vv)

Eight Amendment, dated as of July 28, 2006, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, fled on August 3, 2006.

(ww)

Consulting Agreement, dated as of August 28, 2006, by and between Six Flags, Inc. and Brian Jenkins—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 12, 2006.

(xx)

Employment Agreement, dated as of September 26, 2006, by and between Mark Shapiro and Six Flags, Inc.—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 2, 2006.

(yy)	Award Agreement for the Grant of Restricted Stock to Mark Shapiro—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on October 2, 2006.
(zz)	Award Agreement for the Grant of $12 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 2, 2006.
(aaa)	Award Agreement for the Grant of $15 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 2, 2006.
(bbb)	Award Agreement for the Grant of Noncontingent Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 2, 2006.
(ccc)

Securities Purchase Agreement by and among Six Flags Theme Parks Inc., Funtime, Inc., Elitch Garden Holdings G.P., Frontier City Properties, Inc., SF Splashtown GP Inc., SF Splashtown Inc., Spring Beverage Holding Corp. and PARC 7F-Operations Corporation, dated as of January 10, 2007—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 17, 2007.

(ddd)	Form of Unsecured Subordinated Promissory Note—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 17, 2007.
(eee)	Form of Limited Rent Guaranty (Six Flags)—incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 17, 2007.
(fff)

Employment Agreement, dated as of January 1, 2007, by and between James M. Coughlin and Six Flags, Inc.—incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 17, 2007.

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