Form 10-Q
period 2007-03-31
SIX FLAGS, INC.
filed 2007-05-10
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 1, 2007, Six Flags, Inc. had 94,684,728 outstanding shares of common stock, par value $0.025 per share.

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

A more complete discussion of these factors and other risks applicable to our business is contained in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.  See “Available Information” below.

Any forward-looking statement made by us in this document speaks only as of the date of this quarterly report on
Form 10-Q.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,573,000	$24,295,000
Accounts receivable	34,824,000	40,843,000
Inventories	32,876,000	23,126,000
Prepaid expenses and other current assets	47,037,000	37,893,000
Assets held for sale	4,998,000	6,718,000
Total current assets	155,308,000	132,875,000

Other assets:
Debt issuance costs	34,892,000	37,308,000
Restricted-use investment securities	11,226,000	11,091,000
Deposits and other assets	19,084,000	19,636,000
Total other assets	65,202,000	68,035,000

Property and equipment, at cost	2,580,064,000	2,564,109,000
Less accumulated depreciation	924,869,000	902,476,000
Total property and equipment	1,655,195,000	1,661,633,000
Assets held for sale	275,827,000	274,592,000
Intangible assets, net of accumulated amortization	1,050,739,000	1,050,481,000
Total assets	$3,202,271,000	$3,187,616,000

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,383,000	$30,017,000
Accrued compensation, payroll taxes and benefits	15,211,000	17,323,000
Accrued insurance reserves	41,614,000	41,395,000
Accrued interest payable	56,446,000	36,677,000
Other accrued liabilities	39,035,000	38,821,000
Deferred income	32,406,000	11,159,000
Liabilities from discontinued operations	3,383,000	1,970,000
Current portion of long-term debt	264,816,000	114,059,000
Total current liabilities	496,294,000	291,421,000

Long-term debt	2,125,229,000	2,126,888,000
Minority interest	36,944,000	49,995,000
Liabilities from discontinued operations	4,302,000	4,160,000
Other long-term liabilities	39,294,000	40,731,000
Deferred income taxes	13,466,000	13,784,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	284,779,000	284,497,000

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 94,684,728 and 94,384,278 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,367,000	2,360,000
Capital in excess of par value	1,770,268,000	1,767,825,000
Accumulated deficit	(1,560,198,000)	(1,384,094,000)
Accumulated other comprehensive loss	(10,474,000)	(9,951,000)

Total stockholders’ equity	201,963,000	376,140,000

Total liabilities and stockholders’ equity	$3,202,271,000	$3,187,616,000

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
Revenue:
Theme park admissions	$22,652,000	$19,877,000
Theme park food, merchandise and other	28,008,000	22,204,000
Total revenue	50,660,000	42,081,000

Operating costs and expenses:
Operating expenses	78,052,000	84,670,000
Selling, general and administrative (including stock-based compensation of $2,450,000 in 2007 and $9,063,000 in 2006)	48,479,000	58,519,000
Costs of products sold	4,502,000	4,011,000
Depreciation	33,633,000	32,273,000
Amortization	250,000	219,000
Loss on fixed assets	4,335,000	18,578,000
Total operating costs and expenses	169,251,000	198,270,000
Loss from operations	(118,591,000)	(156,189,000)

Other income (expense):
Interest expense	(52,273,000)	(48,811,000)
Interest income	403,000	1,010,000
Minority interest in loss	9,973,000	8,977,000
Equity in operations of partnership	(297,000)	(128,000)
Other expense	(105,000)	(32,000)
Total other income (expense)	(42,299,000)	(38,984,000)
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(160,890,000)	(195,173,000)
Income tax expense	315,000	167,000
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(161,205,000)	(195,340,000)
Discontinued operations	(9,356,000)	(44,669,000)
Loss before cumulative effect of a change in accounting principle	(170,561,000)	(240,009,000)
Cumulative effect of a change in accounting principle (see Note 1)	—	(1,038,000)
Net loss	$(170,561,000)	$(241,047,000)
Net loss applicable to common stock	$(176,054,000)	$(246,540,000)
Weighted average number of common shares outstanding - basic and diluted:	94,631,000	93,906,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(1.76)	$(2.14)
Discontinued operations	(0.10)	(0.48)
Cumulative effect of change in accounting principle	—	(0.01)
Net loss	$(1.86)	$(2.63)

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Net loss	$(170,561,000)	$(241,047,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(572,000)	(975,000)
Defined benefit retirement plan	49,000	—
Net change in fair value of derivative instruments	—	7,000
Reclassifications of amounts taken to operations	—	(1,000)
Comprehensive income (loss)	$(171,084,000)	$(242,016,000)

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flow from operating activities:
Net loss	$(170,561,000)	$(241,047,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,883,000	32,492,000
Minority interest in loss	(9,973,000)	(8,977,000)
Partnership and joint venture distributions	(3,077,000)	(4,761,000)
Stock-based compensation	2,450,000	9,063,000
Cumulative effect of a change in accounting principle	—	1,038,000
Interest accretion on notes payable	59,000	59,000
Loss on discontinued operations	1,968,000	28,021,000
Amortization of debt issuance costs	2,416,000	2,093,000
Other including loss on disposal of assets	4,355,000	18,578,000
Decrease in accounts receivable	7,255,000	533,000
Increase in inventories, prepaid expenses and other current assets	(19,041,000)	(19,253,000)
Decrease in deposits and other assets	551,000	12,224,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	30,672,000	39,456,000
Increase in accrued interest payable	19,769,000	19,136,000
Deferred income tax benefit	(86,000)	(1,198,000)
Total adjustments	71,201,000	128,504,000
Net cash used in operating activities	(99,360,000)	(112,543,000)

Cash flow from investing activities:
Additions to property and equipment	(32,531,000)	(43,355,000)
Purchase of identifiable intangible assets	(604,000)	—
Capital expenditures of discontinued operations	(878,000)	(2,576,000)
Purchase of restricted-use investments	(135,000)	—
Proceeds from sale of discontinued operations	950,000	—
Proceeds from sale of assets	22,000	18,000
Net cash used in investing activities	(33,176,000)	(45,913,000)

Cash flow from financing activities:
Repayment of borrowings	(13,711,000)	(51,137,000)
Proceeds from borrowings	162,750,000	143,750,000
Net cash proceeds from issuance of common stock	—	163,000
Payment of cash dividends	(5,211,000)	(5,211,000)
Net cash provided by financing activities	143,828,000	87,565,000
Effect of exchange rate changes on cash	(14,000)	(119,000)
Increase (decrease) in cash and cash equivalents	11,278,000	(71,010,000)

Cash and cash equivalents at beginning of year	24,295,000	80,510,000

Cash and cash equivalents at end of period	$35,573,000	$9,500,000

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
Supplemental cash flow information:
Cash paid for interest	$30,028,000	$27,522,000
Cash paid for income taxes	$480,000	$1,207,000

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             General — Basis of Presentation

We own and operate regional theme and water parks.  As used in this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Six Flags” refer to Six Flags, Inc. and its consolidated subsidiaries.  As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

After giving effect to the sale of seven parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico and one park in Canada and the New Orleans park, which will not operate in 2007.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were used to repay indebtedness.

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of  subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, a note receivable for $37 million and a limited guarantee by us of up to $10 million. The parks sold consisted of Six Flags Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Six Flags Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA (the “Sale Parks”).

The accompanying condensed consolidated financial statements as of and for all periods presented reflect select assets and liabilities of the parks held for sale as assets held for sale, the liabilities as liabilities from discontinued operations and their results as discontinued operations.  See Note 2.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and did not reopen during the 2006 season and will not open during the 2007 season.  See Note 4.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with the condensed consolidated financial statements and these notes.  Our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”) includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2007 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

their annual revenue during the period from Memorial Day to Labor Day each year, while a certain level of expense is incurred year round.

Basis of Presentation

The condensed consolidated financial statements include our accounts, our majority and wholly owned subsidiaries and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Discovery Kingdom (formerly Six Flags Marine World) as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  The equity interests owned by non-affiliated parties in these entities are reflected in the accompanying condensed consolidated balance sheets as minority interest.  The portion of earnings or loss from these parks owned by non-affiliated parties in these entities is reflected as minority interest in (earnings) loss in the accompanying condensed consolidated statements of operations and in the condensed consolidated statements of cash flows.

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2006, we had recorded a valuation allowance of $459,306,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance was increased $71,566,000 at March 31, 2007, in respect of the net loss before income taxes generated during the first three months of 2007 and $32,943,000 as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see “New Accounting Pronouncements”).  In addition, we added $201,000 to the valuation allowance at March 31, 2007 related to other comprehensive loss.

Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitation in the various jurisdictions in which we are subject to tax.  Due to unused net operating losses, the Company and certain entities within the consolidated group could be subject to examination for federal and state income tax purposes as far back as 1994.

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of March 31, 2007, we had approximately $2,700,000 accrued for interest and penalties.

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

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Income (Loss) Per Common Share

The weighted average number of shares of common stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2007 and 2006 does not include the effect of potential common shares issuable upon the exercise of employee stock options, the impact in either period of the potential conversion of our outstanding convertible preferred stock or the impact of the potential conversion of the $299,000,000 principal amount of our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) issued in November 2004, as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our condensed consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  The Convertible Notes are convertible into 47,087,000 shares of common stock, although we can satisfy conversion by delivering cash in lieu of shares.

PIERS dividends and amortization of related issue costs of $5,493,000 were included in determining net loss applicable to common stock in 2007 and 2006.

Reclassifications

Reclassifications have been made to certain amounts reported in 2006 to conform with the 2007 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method.  Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R).  During the three months ended March 31, 2007 and 2006, stock-based compensation was $2,450,000 and $9,063,000, respectively.

As a result of adopting SFAS 123 (R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options during the first three months of 2006.

Stock Option and Incentive Plans:

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock and other stock-based awards.  The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which eligible employees and directors will receive awards, the types of

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

awards to be received, and the terms and conditions thereof.  The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee.  The Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards.  As of March 31, 2007, options to purchase 5,005,000 shares of our common stock and 920,000 shares of restricted stock were outstanding under the Plans and approximately 1,100,000 shares were available for future grant.

Stock Options:

Options granted under the Plans may be designated as either incentive stock options or non-qualified stock options.  The Compensation Committee determines the terms and conditions of the options, including the time or times at which options may be exercised, the methods by which the exercise price may be paid, and the form of such payment.  Options are generally granted with an exercise price equal to the market value of our common stock at the date of grant.  These option awards generally vest 20% per annum, commencing with the date of grant, and have a contractual term of either 7, 8 or 10 years.  In addition, our President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that become exercisable only if certain market prices of our common stock are maintained for consecutive 90 day periods.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.  In June 2006, 2,810,000 options that had been issued as liability based options to 16 employees were modified to obtain equity based status.  This modification resulted in $4,022,000 of liabilities, related to stock-based compensation, to be reclassified to equity.

The estimated fair value of options granted without a market condition was calculated using the Black-Scholes option pricing valuation model.  This model takes into account several factors and assumptions.  The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant.  The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees’ expected exercise and post-vesting employment termination behavior.  Expected volatility was calculated based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.  The expected dividend yield is based on expected dividends for the expected term of the stock options.

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

The weighted-average assumptions used in the option pricing valuation models for options granted in the three months ended March 31, 2007 and 2006 are as follows:

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	March 31,
	2007		2006
	Employees	Directors	Employees	Directors
Risk-free interest rate	4.77%	4.74%	4.55%	4.55%
Expected life (in years)	4.30	5.00	5.00	6.25
Expected volatility	49.00%	60.00%	60.00%	55.00%
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2007	3,275,000	9.81
Granted	1,780,000	6.24
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(50,000)	8.71
Expired	—	—
Balance at March 31, 2007	5,005,000	8.55	7.96	113
Vested and expected to vest at March 31, 2007	4,872,000	8.56	7.94	108
Options exercisable at March 31, 2007	1,633,000	9.73	7.06	38

The weighted average grant date fair value of our option awards granted during the quarters ended March 31, 2007 and 2006 was $2.88 and $5.63, respectively.  The total intrinsic value of options exercised during the same period was $0 million and $2.7 million, respectively.  The total fair value of options that vested during the three months ended March 31, 2007 and 2006, was $4.4 million and $4.1 million, respectively.

As of March 31, 2007, there was $8.5 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized is 3.06 years.

Restricted Stock:

Restricted shares of our common stock may be awarded under the Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose.  The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends.  Unless the Compensation Committee determines otherwise and except as otherwise provided in applicable employment agreements, restricted stock that is still subject to restrictions is forfeited upon termination of employment.  Of the 300,000 shares of restricted stock granted during the three months ended March 31, 2007, (i) 50,000 will vest in three equal annual installments, commencing January 2008 and (ii) 250,000 shares will vest in January 2011.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of our restricted stock awards as of March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2007	770,000	8.52
Granted	300,000	6.24
Vested	(149,999)	8.73
Forfeited	—	—
Non-vested balance at March 31, 2007	920,001	7.74

The weighted average grant date fair value per share of our restricted stock awards granted during the quarters ended March 31, 2007 and 2006 was $6.24 and $9.53, respectively.  The total grant date fair value of our restricted stock distributed during the three months ended March 31, 2007 and 2006 was $1.9 million and $7.1 million, respectively.  The total fair value of restricted stock that vested during the three months ended March 31, 2007 and 2006 was $1.3 million and $1.7 million, respectively.  As of March 31, 2007, there was $4.6 million of unrecognized compensation costs related to our restricted stock awards.  The weighted average period over which that cost is expected to be recognized is 2.63 years.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted beginning January 1, 2007.

As a result of adopting FIN 48, we recognized $32,943,000 in deferred tax assets associated with net operating losses that relate to tax contingencies acquired in connection with purchase business combinations and an offsetting increase to the deferred tax asset valuation allowance, as this deferred tax asset was determined to not be realizable.  We have a total of $48,072,000 in unrecognized tax benefits associated with other net operating losses related to acquired tax contingencies.  If the benefits of these losses were to be recognized, the impact would likely be an increase in the deferred tax asset valuation allowance, unless we determine the net operating losses would be utilized prior to their expiration.  If the benefit was not offset by a valuation allowance, it would be offset against the balance of goodwill, in accordance with SFAS 109.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. We are currently assessing the effect, if any, the adoption of SFAS 159 will have on our financial statements and related disclosures.

2.                                      Disposition of Theme Parks

In April 2007, we sold the Sale Parks to PARC 7F-Operations Corporation for an aggregate purchase price of $312 million, consisting of $275 million in cash, a note receivable for $37 million and a limited guarantee by us of up to $10 million. The condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006 and the condensed consolidated statements of operations for all periods presented reflect select assets of the Sale Parks as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations.

In March 2007, we reversed $1.1 million of the $84.5 million non-cash impairment charge that we recorded against assets held for sale in connection with the Sale Parks in our condensed consolidated financial statements for the year ended December 31, 2006. The net proceeds from the sale will be used to repay indebtedness.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were used to repay indebtedness. In March 2006 we recorded a non-cash impairment loss on these transactions in the amount of $11.4 million.

In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million. We recorded a non-cash impairment charge of $14.4 million related to this transaction for the quarter ended March 31, 2006. The sale was approved by our lenders under our credit agreement and the proceeds from the sale were used to repay indebtedness. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks held for sale or sold in 2006 and 2007 as discontinued operations and for all periods presented to reflect such operations as discontinued operations on the March 31, 2007 and December 31, 2006 condensed consolidated balance sheets as follows:

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	March 31, 2007	December 31, 2006
	(in thousands)
Current assets	$4,998	$6,718
Property, plant and equipment, net	211,699	205,836
Intangible assets, net	62,967	67,157
Other assets	1,161	1,599
Total assets held for sale	$280,825	$281,310
Current liabilities	$3,383	$1,970
Other liabilities.	4,302	4,160
Total liabilities from discontinued operations	$7,685	$6,130

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended March 31,
	2007	2006
	(in thousands)
Operating revenue	$357	$848
Gain on sale of discontinued operation	419	—
Loss from discontinued operations before income taxes	(11,209)	(15,416)
Impairment of assets held for sale	1,434	(29,253)
Net results of discontinued operations	$(9,356)	$(44,669)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

3.                                      Long-Term Indebtedness

We have a senior credit facility (the “Credit Facility”) that includes a $300,000,000 working capital revolving credit facility ($250,000,000 and $190,000,000 of which was outstanding at March 31, 2007 and 2006, respectively), an $82,500,000 multicurrency facility (none of which was outstanding at March 31, 2007 or 2006 (excluding letters of credit in the amounts of $33,339,000 and $32,737,000 on those dates)) and a $655,000,000 six-year term loan ($636,988,000 and $643,538,000 of which was outstanding as of March 31, 2007 and 2006, respectively).  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At March 31, 2007, the weighted average interest rates for borrowings under the term loan and the working capital revolver were 8.61% and 8.60%, respectively. At March 31, 2006, the weighted average interest rates for borrowings under the term loan and the working capital revolver were 7.11% and 6.96%, respectively.

See Note 6 to Notes to Consolidated Financial Statements in the 2006 Annual Report for additional information regarding our indebtedness.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

4.                                      Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not reopened since that time, and will not reopen for the 2007 season. We have determined that our carrying value of the assets destroyed is approximately $33.7 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. In December 2006, we commenced a declaratory action in Louisiana seeking judicial determination that the flood insurance sublimit is not applicable.

We have filed property insurance claims, including business interruption, with our insurers. Since, in any event, we expect to recover therefrom an amount in excess of our net book value of the impaired assets, we established an insurance receivable in an amount equal to the carrying value of those assets, of $33.7 million plus $4.0 million in business interruption coverage to compensate for costs incurred while the park has been closed. As of March 31, 2007, we have received payments from our carriers in the amount of $25.0 million bringing the total insurance receivable balance to $12.7 million at that date. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

On April 1, 1998 we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”).  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $58,234,000 (as of 2007 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On March 31, 2007, we owned

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

approximately 25.3% and 37.7%, respectively, of the limited partnership units in the Georgia and Texas partnerships. Pursuant to the 2007 annual offer, we will purchase one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007.  Approximately 0.52 units in the Texas partnership were tendered in 2006. The maximum unit purchase obligations for 2008 at both parks will aggregate approximately $305.1 million, representing approximately 54.5% of the outstanding units of the Georgia park and 45.5% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $11.2 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee.

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

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA / Concord and Waterworld USA / Sacramento. On April 5, 2006, we moved for summary judgment with respect to some of the plaintiffs’ purported claims and to dismiss all claims against those parks and individuals who were improperly named in the complaint. Since that time, the plaintiffs have amended their complaint to include several additional purported class members. Discovery is proceeding with respect to our summary judgment motion and the class certification issue. Meanwhile, we are investigating the allegations of unpaid wages at our California parks. Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

On May 30, 2006, a civil action against us was commenced in the Superior Court for the Judicial District of New Britain, Connecticut. The plaintiff seeks damages against us for injuries to his face and head and loss of his vision in both eyes as a result of an accident that occurred on September 8, 2004 at

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Six Flags New England. The plaintiff, an employee of an on-site contractor at the time of the accident, alleges that he was injured while participating in efforts to free a jammed drive chain on a rollercoaster at the park. The contractor hired to oversee the drive chain removal has been added as an additional defendant in the litigation. Our self-insurance retention on the action totals $2.5 million.

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. On October 23, 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, claiming that their services were wrongfully terminated. They assert the following causes of action:  (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) intentional interference with contractual relations, (iv) negligent interference with contractual relations, and (v) breach of fiduciary duty and constructive fraud. We have filed an answer denying the claims and intend to vigorously defend the action. Discovery is currently ongoing.  Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss is not estimable.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming Six Flags, Inc., Six Flags Theme Parks Inc., and certain of our other subsidiaries as defendants, along with other industry theme park owners or operators.  The Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides.  The Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Complaint seeks damages and injunctive relief.  We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case requiring such manufacturers to honor their indemnification obligations with respect to this case.  We have filed an answer denying the claims and intend to vigorously defend the action. Because this case is in its early stages it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.  Accordingly, our condensed consolidated financial statements do not include any costs or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss is not estimable.

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

We have guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. At March 31, 2007, $31,992,000 was outstanding under the loan. Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As security for the guarantee, we have provided an $8.0 million letter of credit. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. We also guaranteed a $1.0 million working capital revolving facility which will terminate on October 20, 2007. As of March 31, 2007 and 2006, we have received or accrued $202,000 and $128,000, respectively, in management fee revenues from the joint venture.  At March 31, 2007, we have advanced the joint venture approximately $2.3 million.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

We have accrued liabilities for tax indemnification and other pre-sale risks of $14.2 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

5.                                      Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly owned by us, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Discovery Kingdom (formerly Six Flags Marine World).

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $1,529,000 and $1,825,000 as of March 31, 2007 and December 31, 2006, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

6.                                      Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and free cash flow (Park EBITDA less capital expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment - operation of theme parks.  The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Theme park revenue	$50,660	$42,081
Theme park cash expenses	(114,465)	(116,211)
Aggregate Park EBITDA	(63,805)	(74,130)
Minority interest in loss - EBITDA	8,758	7,757
Equity in Operations of Affiliates - EBITDA	314	103
Corporate expenses	(14,118)	(21,926)
Stock-based compensation	(2,450)	(9,063)
Other income (expenses)	(105)	(32)
Equity in Operations of Affiliates	(611)	(231)
Minority interest in loss — depreciation and other expense	1,215	1,220
Depreciation and amortization	(33,883)	(32,492)
Loss on fixed assets	(4,335)	(18,578)
Interest expense	(52,273)	(48,811)
Interest income	403	1,010
Loss from continuing operations before income taxes	$(160,890)	$(195,173)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first three months of 2007 and 2006:

	(in thousands)
2007	Domestic	Foreign	Total
Long-lived assets	$2,565,427	$140,507	$2,705,934
Revenue	39,018	11,642	50,660

2006
Long-lived assets	$2,602,494	$141,511	$2,744,005
Revenue.	30,965	11,116	42,081

Long-lived assets include property and equipment and intangible assets.

7.                                      Pension Benefits

Our pension plan was “frozen” effective March 31, 2006, pursuant to which participants no longer continue to earn future pension benefits.  However, by virtue of provisions of collective bargaining agreements relating to 239 employees at three of our parks, those employees will continue to earn future benefits under the pension plan through periods ranging from December 15, 2007 through January 15, 2009.  The freeze resulted in a curtailment loss of $3,125,000 during the three-month period ended March 31, 2006.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2007	2006
	(in thousands)
Service cost	$178,000	$1,739,000
Interest cost	2,282,000	2,344,000
Expected return on plan assets	(2,487,000)	(2,361,000)
Amortization of prior service cost	8,000	52,000
Recognized net actuarial loss	41,000	415,000
Curtailment loss	—	3,125,000
Total net periodic benefit cost	$22,000	$5,314,000

Weighted-Average Assumptions Used To Determine Net Cost

Discount rate	5.875%	5.750%
Rate of compensation increase	4.000%	4.000%
Expected Return on plan assets	7.500%	8.000%

Employer Contributions

During the three months ended March 31, 2007, we made pension contributions of approximately $1,544,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three-month period ended March 31, 2007 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while a certain level of expense is incurred throughout the year.  The first quarter historically represents less than 5% of our full-year attendance and revenues.

After giving effect to the sale of seven parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada and the New Orleans park, which will not operate in 2007.  The seven parks that we sold in April 2007, as well as previously sold parks, are reflected as discontinued operations on our income statement.  The assets and liabilities of the recently sold seven parks are reflected on the March 31, 2007 balance sheet as assets held for sale and liabilities of discontinued operations, respectively.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 45% of total revenues in the first three months of 2007) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks as well as sponsorship revenue.  Revenues in the first three months of 2007 increased 20% over the comparable period of 2006, despite 10% fewer park operating days, due largely to a 13% increase in total revenue per capita and a 6% increase in attendance.  Total revenue per capita is defined as total revenue divided by attendance.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two designees of Red Zone became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time.  In 2006, our Board of Directors approved substantial changes to senior management, including several Park Presidents (formerly referred to as park general managers) and new management has begun to effectuate a series of long-term operating initiatives, including: (i) expanding the family entertainment offering of the parks, which includes a reduced capital expenditure program focused on family-friendly rides, adding additional shows, parades, fireworks and character events utilizing the Warner Bros. and DC Comics licensed properties as well as originally developed and/or acquired properties, (ii) enhancing the guest experience by improving overall guest service as well as the appearance and cleanliness of the parks by increasing the quantity and quality of our staffing, (iii) growing sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues, (iv) redesigning our advertising campaigns and increasing our media spend to drive increased attendance from our three core segments — parents, teens/young adults and “tweens” and (v) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The 2006 Annual Report discussed our most critical accounting policies.  Since December 31, 2006, there have been no material developments with respect to any critical accounting policies discussed in the 2006 Annual Report.  However, as described in Note 1 to Notes to Condensed Consolidated Financial Statements, certain new accounting pronouncements have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three months ended March 31, 2007 and 2006 were as follows (in thousands, except per capita total revenue):

	Three months ended March 31,		Percentage
	2007	2006	Change (%)
Total revenue	$50,660	$42,081	20.4
Operating expenses	78,052	84,670	(7.8)
Selling, general and administrative	48,479	58,519	(17.2)
Costs of products sold	4,502	4,011	12.3
Depreciation and amortization	33,883	32,492	4.3
Loss on fixed assets	4,335	18,578	(76.7)
Loss from operations	(118,591)	(156,189)	(24.1)
Interest expense, net	(51,870)	(47,801)	8.5
Minority interest in loss	9,973	8,977	11.1
Equity in operations of partnerships	(297)	(128)	132.0
Other expense	(105)	(32)	228.1
Loss from continuing operations before income taxes	(160,890)	(195,173)	(17.6)
Income tax expense	315	167	88.6
Loss from continuing operations	$(161,205)	$(195,340)	(17.5)

Other Data:
Attendance	1,220	1,150	6.1
Per capita total revenue	$41.51	$36.59	13.4

Three months ended March 31, 2007 vs. Three months ended March 31, 2006

Revenue in the first quarter of 2007 totaled $50.7 million compared to $42.1 million for the first quarter of 2006, representing a 20.4% increase.  The increase arose out of a $4.92 (13.4%) increase in total revenue per capita (representing total revenue divided by total attendance) and an attendance increase of 0.1 million (6.1%), primarily due to attendance by holders of season passes.  Attendance growth was positively impacted by our planned increase in marketing spending and improved weather for our Los Angeles and San Francisco area parks.  Total revenue per capita growth reflects increased sponsorship, admissions, food and beverage, parking and other in-park revenues.  Per capita guest spending, which excludes sponsorship and other revenues not related to guest spending, increased $2.20 (6.9%) to $34.01 from $31.81 in the first quarter of 2006. Admissions revenue per capita increased 7.4% in the first quarter of 2007, compared to the prior year, and is driven primarily by price and ticket mix.  Increased revenues from food and beverage, parking and other guest services resulted in a 6.3% increase in non-admissions guest spending in the first quarter of 2007 compared to the first quarter of 2006.

Operating expenses for the first quarter of 2007 decreased $6.6 million (7.8%) compared to expenses in the first quarter of 2006.  The decrease includes: (i) an anticipated reduction in fringe benefits ($4.2 million) primarily from pension cost savings ($4.6 million) related to the decision to freeze the pension plan in March 2006, partially offset by increased workers’ compensation insurance expense ($1.1 million), (ii) a reduction in outside services and repairs and maintenance costs ($2.5 million) and (iii) a reduction in salaries and wages ($0.7 million) primarily related to the severance payments made to several Park Presidents (formerly referred to as park general managers) in the first quarter of 2006.  These decreases were partially offset by increases in rent expense ($0.6 million) related to the recognition of straight-line rent expense on several of our real estate leases.

Selling, general and administrative expenses for the first quarter of 2007 decreased $10.0 million (17.2%) compared to the first quarter of 2006.  The decrease primarily reflects a decrease in salaries and wages ($13.2 million) related to the reduction of stock-based compensation ($6.6 million) primarily due to the issuance of restricted stock and the early vesting of options in the first quarter of 2006 for our former Chief Financial Officer pursuant to the terms of his termination agreement and anticipated decreases in salaries and wages ($6.6 million) primarily related to the severance expenses recorded in the first quarter of 2006 from the management change.  These decreases were partially offset by planned increases in advertising expenses ($3.7 million).

Costs of products sold in the first quarter of 2007 increased $0.5 million (12.3%) compared to costs for the first quarter of 2006, reflecting primarily the increase in attendance and in-park revenues.  As a percentage of our in-park guest spending, cost of sales decreased slightly in the 2007 period.

Depreciation and amortization expense for the first quarter of 2007 increased $1.4 million (4.3%) compared to the first quarter of 2006.  The increase was attributable to our on-going capital program.

Loss on fixed assets decreased by $14.2 million (76.7%) in the first quarter of 2007 compared to the prior year period primarily related to new management’s decision in the prior year period to write off and dispose of certain rides and attractions.

Interest expense, net increased $4.1 million (8.5%) compared to the first quarter of 2006, reflecting higher net debt levels and higher interest rates in the 2007 period.

Minority interest in loss, which reflects the third party share of the operations of the parks that are not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), increased by $1.0 million (11.1%) compared to the first quarter of 2006 primarily related to increased expenses related to the re-branding of Six Flags Discovery Kingdom.

Income tax expense was $0.3 million for the first quarter of 2007 compared to $0.2 million for the first quarter of 2006, primarily reflecting taxes from earnings in Mexico.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2006, nor do we expect to pay such dividends in 2007.  We believe that, based on historical and anticipated operating results and cash flows from operations, available cash and available amounts under our Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next twelve months.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of our parks.  See Item 1A contained in the 2006 Annual Report.  In that case, we might be unable to borrow under our Credit Facility and/or need to seek additional financing.  In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and potentially to seek additional financing.  See the discussion below regarding our April 2007 announcement of a new senior secured credit facility.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.  See “Cautionary Note Regarding Forward-Looking Statements.”

At March 31, 2007, our total debt aggregated $2.4 billion, of which approximately $264.8 million is scheduled to mature prior to March 31, 2008.  Of the current portion of long-term debt, $250.0 million represents borrowings under the working capital revolver of our Credit Facility, which can be reborrowed.  Without regard to the impact of the sale of the seven parks completed in April 2007, which included $275 million of gross cash proceeds, based on interest rates at March 31, 2007 for floating rate debt and anticipated levels of working capital, annual cash interest payments for 2007 will aggregate approximately $200.0 million.  In addition, annual dividend payments on our outstanding preferred stock will total $20.8 million, payable at our option in cash or shares of common stock.  We plan on spending approximately $100.0 million on capital expenditures for the 2007 calendar year.  At March 31, 2007, we had approximately $35.6 million of cash and $99.2 million available under our Credit Facility.

In April 2007, we announced that we expect to enter into a new senior secured credit facility that will consist of an $800.0 million Tranche B term loan maturing in April 2015 and a $300.0 million revolving credit line maturing in March 2013.  We intend to use the proceeds from the new facility to refinance amounts outstanding under our existing Credit Facility described above.  Any remaining proceeds will be used for working capital and general corporate purposes.

Due to the seasonal nature of our business, we are largely dependent upon our $300.0 million working capital revolver line to fund off-season expenses.  Our ability to borrow under the working capital revolver, including the new working capital revolver announced in April 2007, is dependent upon compliance with certain conditions, including financial ratios and the absence of any material adverse change.  If we were to become unable to borrow under the working capital revolver, we would likely be unable to pay in full our off-season obligations.  The terms and availability of our Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness except that the interest rate on borrowings under the Credit Facility would be adjusted in the event of certain rating changes.

During the three months ended March 31, 2007, net cash used in operating activities was $99.4 million. Net cash used in investing activities in the first three months of 2007 was $33.2 million, consisting primarily of capital expenditures.  Net cash provided by financing activities in the first three months of 2007 was $143.8 million, representing primarily the proceeds from borrowings under the working capital revolver of our Credit Facility, partially offset by the payment of preferred stock dividends.

Our net operating cash flows are largely driven by attendance and per capita spending levels because much of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending.  These cash-based operating expenses include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance.

Long-Term Debt and Preferred Stock

Our debt at March 31, 2007 included $1.5 billion of fixed-rate senior notes, with staggered maturities ranging from 2010 to 2015, $887.0 million under our Credit Facility and $13.2 million of other indebtedness, including $8.2 million of indebtedness at Six Flags Over Texas and $3.8 million of indebtedness at Six Flags Over Georgia.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  Our Credit Facility includes a $655.0 million term loan ($637.0 million of which was outstanding at March 31, 2007); an $82.5 million multicurrency facility (none of which was outstanding at March 31, 2007 other than $33.3 million of letters of credit); and a $300.0 million working capital revolver ($250.0 million of which was outstanding at March 31, 2007).  The working capital and multicurrency facilities terminate on June 30, 2008. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on September 30, 2004 and 24.0% commencing on September 30, 2008.  The term loan matures on June 30, 2009.  Under the Credit Facility, the maturity of the term loan will be shortened to December 31, 2008, if prior to such date our outstanding preferred stock is not converted into common stock or redeemed.  See “Liquidity, Capital Commitment and Resources—General” for information regarding our April 2007 announcement of a new credit facility.  All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock).

Partnership Park Obligations

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to the Partnership Parks.  These obligations continue until 2027, in the case of the Georgia park and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $58.2 million in 2007 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2007 approximately $18.8 million based on our ownership of approximately 25% of the Georgia partnership and approximately 38% of the Texas partnership at March 31, 2007), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at specified prices.

We plan to make approximately $8.0 million of capital expenditures at these parks for the 2007 season, an amount in excess of the minimum required expenditure.  Pursuant to the 2007 annual offer, we will purchase one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007.  Approximately 0.52 units in the Texas partnership were tendered in 2006. The maximum unit purchase obligations for 2008 at both parks will aggregate approximately $305.1 million, representing approximately 54.5% of the outstanding units of the Georgia park and 45.5% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $11.2 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee.

Cash flows from operations at these Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $15.9 million of aggregate net cash provided by operating activities after capital expenditures during 2006 (net of advances from the general partners).  At March 31, 2007, we had total loans outstanding of $166.7 million to the partnerships that own these parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

Off-Balance Sheet Arrangements

In December 2004, we guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. We also guaranteed a $1.0 million working capital revolving facility.  As of March 31, 2007 and 2006, we have received $0.2 million and $0.1 million respectively, in management fee revenues from the joint venture.  As of March 31, 2007 we have advanced the joint venture approximately $2.3 million.

The guarantee of the construction term loan will be released upon full payment and discharge of the loan, which matures on December 17, 2009.  The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  The revolving credit facility will terminate on October 20, 2007. As security for the guarantee, we have provided an $8.0 million letter of credit.  At March 31, 2007, approximately $32.0 million was outstanding under the construction term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share, or their interests in the joint venture will be diluted or, in certain cases, forfeited.  We also entered into a management agreement to manage and operate the project.  As of March 31, 2007, we were not involved in any other off-balance sheet arrangements.

Other Obligations

In addition to the debt, preferred stock, lease obligations applicable to several of our parks and our commitments to the partnerships that own Six Flags Over Texas and Six Flags Over Georgia discussed above, our contractual commitments include commitments for license fees to Warner Bros. and commitments relating to capital expenditures.  License fees to Warner Bros. for our domestic parks aggregate $3.0 million for 2007 based upon the number of domestic parks utilizing the licensed property. In addition to the license fee, we also pay a royalty fee on merchandise sold using the licensed property, generally equal to 12% of the cost of the merchandise.

Effective March 31, 2006, we froze our pension plan, pursuant to which participants will no longer continue to earn future pension benefits.  We expect to make contributions of approximately $8.9 million in 2007 with respect to our pension plan and $2.9 million in 2007 with respect to our 401(k) plan.  Our estimated expense for employee health insurance for 2007 is $12.1 million.

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

In connection with the sale of our park near Seattle, WA in April 2007, our guaranty of the lease of the land underlying the park remains in effect, except that (i) the landlord has agreed to proceed first against the parent company of the new lessee, CNL Income Properties, Inc., before asserting any rights in respect of our guaranty and (ii) in the event we are required to honor our guaranty, our remedies include our reacquisition of the park.  The lease expires in 2030 with renewal options for an additional 46 years.

We are party to various legal actions arising in the normal course of business.  See Note 4 to Notes to Condensed Consolidated Financial Statements for information on certain significant litigation.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, there have been no material changes in our market risk exposure from that disclosed in the 2006 Annual Report.

Item 4.      Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The nature of the industry in which we operate tends to expose us to claims by visitors, generally for injuries. Accordingly, we are party to various other legal actions arising in the normal course of business.  Historically, the great majority of these claims have been minor. Although we believe that we are adequately insured against visitors’ claims, if we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2006 Annual Report.  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with the 2006 Annual Report.

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. On October 23, 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, claiming that their services were wrongfully terminated. They assert the following causes of action:  (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) intentional interference with contractual relations, (iv) negligent interference with contractual relations, and (v) breach of fiduciary duty and constructive fraud. We have filed an answer denying the claims and intend to vigorously defend the action. Discovery is currently ongoing.  Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss is not estimable.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming Six Flags, Inc., Six Flags Theme Parks Inc., and certain of our other subsidiaries as defendants, along with other industry theme park owners or operators.  The Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides.  The Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Complaint seeks damages and injunctive relief.  We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case requiring such manufacturers to honor their indemnification obligations with respect to this case.  We have filed an answer denying the claims and intend to vigorously defend the action. Because this case is in its early stages it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.  Accordingly, our condensed consolidated financial statements do not include any costs or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss is not estimable.

Item 1A.  Risk Factors

During the three months ended March 31, 2007, there were no material changes to the risk factors previously disclosed in the 2006 Annual Report.  For a discussion of our risk factors, see Item 1A of the 2006 Annual Report.

Item 6.  Exhibits

The following exhibits are filed herewith or were heretofore filed and are hereby incorporated by reference:

Exhibit 10.1

Securities Purchase Agreement by and among Six Flags Theme Parks Inc., Funtime, Inc., Elitch Garden Holdings G.P., Frontier City Properties, Inc., SF Splashtown GP Inc., SF Splashtown Inc., Spring Beverage Holding Corp. and PARC 7F-Operations Corporation, dated as of January 10, 2007 (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on January 17, 2007).

Exhibit 10.2

Employment Agreement, dated as of January 1, 2007, by and between James M. Coughlin and Six Flags, Inc. (incorporated by reference from Exhibit 10.4 to the Six Flags Current Report on Form 8-K filed on January 17, 2007).

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)

/s/ Mark Shapiro
Mark Shapiro
President and Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and
Chief Financial Officer

Date:   May 10, 2007

EXHIBIT INDEX

Exhibit No.	Description	Paper (P) or Electronic (E)

10.1

Securities Purchase Agreement by and among Six Flags Theme Parks Inc., Funtime, Inc., Elitch Garden Holdings G.P., Frontier City Properties, Inc., SF Splashtown GP Inc., SF Splashtown Inc., Spring Beverage Holding Corp. and PARC 7F-Operations Corporation, dated as of January 10, 2007 (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on January 17, 2007).

E

10.2

Employment Agreement, dated as of January 1, 2007, by and between James M. Coughlin and Six Flags, Inc. (incorporated by reference from Exhibit 10.4 to the Six Flags Current Report on Form 8-K filed on January 17, 2007).

E

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E

* Filed herewith