Form 10-Q
period 2007-06-30
SIX FLAGS, INC.
filed 2007-08-03
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 1, 2007, Six Flags, Inc. had 94,689,728 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) our belief that cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs for at least the next twelve months and (ii) our expectation to refinance all or a portion of our existing debt on or prior to maturity.

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

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$81,870,000	$24,295,000
Accounts receivable	84,830,000	40,843,000
Inventories	38,041,000	23,126,000
Prepaid expenses and other current assets	43,071,000	37,893,000
Assets held for sale	—	6,718,000
Total current assets	247,812,000	132,875,000

Other assets:
Debt issuance costs	39,192,000	37,308,000
Restricted-use investment securities	12,428,000	11,091,000
Deposits and other assets	94,036,000	19,636,000
Total other assets	145,656,000	68,035,000

Property and equipment, at cost	2,624,166,000	2,564,109,000
Less accumulated depreciation	959,778,000	902,476,000

Total property and equipment	1,664,388,000	1,661,633,000

Assets held for sale	—	274,592,000

Intangible assets, net of accumulated amortization	1,054,226,000	1,050,481,000
Total assets	$3,112,082,000	$3,187,616,000

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,526,000	$30,017,000
Accrued compensation, payroll taxes and benefits	19,557,000	17,323,000
Accrued insurance reserves	45,501,000	41,395,000
Accrued interest payable	30,009,000	36,677,000
Other accrued liabilities	54,634,000	38,821,000
Deferred income	65,620,000	11,159,000
Liabilities from discontinued operations	—	1,970,000
Current portion of long-term debt	10,289,000	114,059,000
Total current liabilities	301,136,000	291,421,000

Long-term debt	2,250,996,000	2,126,888,000
Minority interest	60,437,000	49,995,000
Liabilities from discontinued operations	—	4,160,000
Other long-term liabilities	39,765,000	40,731,000
Deferred income taxes	14,317,000	13,784,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	285,060,000	284,497,000

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 94,689,728 and 94,384,728 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2,367,000	2,360,000
Capital in excess of par value	1,772,225,000	1,767,825,000
Accumulated deficit	(1,611,084,000)	(1,384,094,000)
Accumulated other comprehensive loss	(3,137,000)	(9,951,000)

Total stockholders’ equity	160,371,000	376,140,000

Total liabilities and stockholders’ equity	$3,112,082,000	$3,187,616,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Revenue:
Theme park admissions	$183,567,000	$176,629,000
Theme park food, merchandise and other	161,234,000	148,373,000
Total revenue	344,801,000	325,002,000

Operating costs and expenses:
Operating expenses	135,249,000	130,961,000
Selling, general and administrative (including stock-based compensation of $1,957,000 in 2007 and $1,712,000 in 2006)	99,055,000	84,239,000
Costs of products sold	29,499,000	28,333,000
Depreciation	33,741,000	32,094,000
Amortization	326,000	220,000
Loss on fixed assets	830,000	706,000
Total operating costs and expenses	298,700,000	276,553,000

Income from operations	46,101,000	48,449,000

Other income (expense):
Interest expense	(52,013,000)	(50,931,000)
Interest income	1,207,000	355,000
Minority interest in earnings	(24,504,000)	(23,462,000)
Equity in operations of investees	(221,000)	(190,000)
Net loss on debt extinguishment	(10,356,000)	—
Other expense	(85,000)	(11,272,000)
Total other income (expense)	(85,972,000)	(85,500,000)

Loss from continuing operations before income taxes and discontinued operations	(39,871,000)	(37,051,000)

Income tax expense	1,880,000	2,035,000

Loss from continuing operations before discontinued operations	(41,751,000)	(39,086,000)

Discontinued operations	(3,637,000)	(501,000)

Net loss	$(45,388,000)	$(39,587,000)

Net loss applicable to common stock	$(50,880,000)	$(45,079,000)
Weighted average number of common shares outstanding - basic and diluted:	94,708,000	94,321,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(0.50)	$(0.47)
Discontinued operations	(0.04)	(0.01)
Net loss	$(0.54)	$(0.48)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENEDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Revenue:
Theme park admissions	$206,219,000	$196,506,000
Theme park food, merchandise and other	189,242,000	170,577,000
Total revenue	395,461,000	367,083,000

Operating costs and expenses:
Operating expenses	213,301,000	215,631,000
Selling, general and administrative (including stock-based compensation of $4,407,000 in 2007 and $10,775,000 in 2006)	147,534,000	142,758,000
Costs of products sold	34,001,000	32,344,000
Depreciation	67,374,000	64,367,000
Amortization	576,000	439,000
Loss on fixed assets	5,165,000	19,284,000
Total operating costs and expenses	467,951,000	474,823,000

Loss from operations	(72,490,000)	(107,740,000)

Other income (expense):
Interest expense	(104,286,000)	(99,742,000)
Interest income	1,610,000	1,365,000
Minority interest in earnings	(14,531,000)	(14,485,000)
Equity in operations of investees	(518,000)	(318,000)
Net loss on debt extinguishment	(10,356,000)	—
Other expense	(190,000)	(11,304,000)
Total other income (expense)	(128,271,000)	(124,484,000)

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(200,761,000)	(232,224,000)

Income tax expense	2,195,000	2,202,000

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(202,956,000)	(234,426,000)

Discontinued operations	(12,993,000)	(45,170,000)

Loss before cumulative effect of a change in accounting principle	(215,949,000)	(279,596,000)

Cumulative effect of a change in accounting principle (see Note 1)	—	(1,038,000)

Net loss	$(215,949,000)	$(280,634,000)

Net loss applicable to common stock	$(226,934,000)	$(291,619,000)
Weighted average number of common shares outstanding - basic and diluted:	94,680,000	94,114,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(2.26)	$(2.61)
Discontinued operations	(0.14)	(0.48)
Cumulative effect of change in accounting principle	—	(0.01)
Net loss	$(2.40)	$(3.10)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(45,388,000)	$(39,587,000)	$(215,949,000)	$(280,634,000)
Other comprehensive income (loss): Foreign currency translation adjustment	7,287,000	200,000	6,715,000	(775,000)
Defined benefit retirement plan	50,000	—	99,000	—
Net change in fair value of derivative instruments	—	1,000	—	8,000
Reclassifications of amounts taken to operations	—	—	—	(1,000)
Comprehensive loss	$(38,051,000)	$(39,386,000)	$(209,135,000)	$(281,402,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flow from operating activities:
Net loss	$(215,949,000)	$(280,634,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,950,000	64,806,000
Minority interest in earnings	14,531,000	14,485,000
Minority interest distributions	(4,089,000)	(4,761,000)
Stock-based compensation	4,407,000	10,775,000
Cumulative effect of a change in accounting principle	—	1,038,000
Interest accretion on notes payable	118,000	119,000
Net loss on debt extinguishment	10,356,000	—
(Gain)/loss on discontinued operations	(9,730,000)	30,883,000
Amortization of debt issuance costs	4,578,000	4,189,000
Other including loss on disposal of assets	5,413,000	19,122,000
Increase in accounts receivable	(42,625,000)	(26,953,000)
Increase in inventories, prepaid expenses and other current assets	(19,959,000)	(21,949,000)
Decrease (increase) in deposits and other assets	(1,113,000)	12,174,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	118,318,000	114,736,000
Increase (decrease) in accrued interest payable	(6,668,000)	985,000
Deferred income tax (expense)/benefit	513,000	(387,000)

Total adjustments	142,000,000	219,262,000

Net cash used in operating activities	(73,949,000)	(61,372,000)

Cash flow from investing activities:
Additions to property and equipment	(70,303,000)	(84,319,000)
Purchase of identifiable intangible assets	(1,952,000)	—
Capital expenditures of discontinued operations	(1,040,000)	(5,652,000)
Acquisition of theme park assets	(1,355,000)	—
Acquisition of equity interest in partnership	(61,887,000)	—
Purchase of restricted-use investments	(1,337,000)	—
Gross proceeds from sale of discontinued operations	275,950,000	77,000,000
Gross proceeds from sale of assets	272,000	28,000

Net cash provided by (used in) investing activities	138,348,000	(12,943,000)

Cash flow from financing activities:
Repayment of borrowings	(1,228,104,000)	(178,025,000)
Proceeds from borrowings	1,248,750,000	260,750,000
Net cash proceeds from issuance of common stock	—	163,000
Payment of cash dividends	(10,422,000)	(10,422,000)
Payment of debt issuance costs	(17,244,000)	(59,000)
Net cash provided by (used in) financing activities	(7,020,000)	72,407,000

Effect of exchange rate changes on cash	196,000	(683,000)

Increase (decrease) in cash and cash equivalents	57,575,000	(2,591,000)

Cash and cash equivalents at beginning of year	24,295,000	80,510,000

Cash and cash equivalents at end of period	$81,870,000	$77,919,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Supplemental cash flow information:
Cash paid for interest	$106,258,000	$94,450,000

Cash paid for income taxes	$1,774,000	$2,621,000

Supplemental disclosure of noncash investing and financing activities:
2007
- None
2006
- Acquired approximately $616,000 of assets through a capital lease.

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements

1.                                      General — Basis of Presentation

We own and operate regional theme and water parks.  As used in this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Six Flags” refer to Six Flags, Inc. and its consolidated subsidiaries.  As used herein, “Holdings” refers only to Six Flags, Inc., without regard to its subsidiaries.

After giving effect to the sale of seven parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada and our New Orleans park, which will not operate in 2007.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were used to repay indebtedness.

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of  subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, a note receivable for $37 million (the “PARC Note”) and a limited rent guarantee by us of up to $10 million (the “PARC Guarantee”). The parks sold consisted of Six Flags Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Six Flags Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA (the “Sale Parks”).

The condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statements of operations for all periods presented reflect select assets of the Sale Parks as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations.  See Note 2.

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

Results of operations for the six-month period ended June 30, 2007 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

their annual revenue during the period from Memorial Day to Labor Day each year, while a certain level of expense is incurred year round.

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

PARC Note

The Company recorded the PARC Note of $37.0 million at an estimated fair value of $11.4 million, reflecting the risk of collectibility due to the note’s subordination to other obligations.  We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2006, we had recorded a valuation allowance of $459,306,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance was increased by $70,234,000 at June 30, 2007, in respect of the net loss before income taxes generated during the first six months of 2007 and $32,943,000 as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see “New Accounting Pronouncements”).  In addition, we reduced the valuation allowance by $2,350,000 at June 30, 2007 related to other comprehensive loss.

Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitation in the various jurisdictions in which we are subject to tax.  Due to unused net operating losses, the Company and certain entities within the consolidated group could be subject to examination for federal and state income tax purposes as far back as 1994.

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of June 30, 2007, we had approximately $1,600,000 accrued for interest and penalties.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Income (Loss) Per Common Share

The weighted average number of shares of common stock used in the calculations of diluted loss per share for the three- and six-month periods ended June 30, 2007 and 2006 does not include the effect of potential common shares issuable upon the exercise of employee stock options, the impact in either period of the potential conversion of our outstanding convertible preferred stock or the impact of the potential conversion of the $287,000,000 principal amount (after giving effect to the $12,000,000 repurchased in June 2007) of our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) issued in November 2004, as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, are anti-dilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our condensed consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  The Convertible Notes are convertible into 45,197,000 shares of common stock, although we can satisfy conversion by delivering cash in lieu of shares.

PIERS dividends and amortization of related issue costs of $5,492,000 and $10,985,000 were included in determining net loss applicable to common stock for the three and six months ended June 30, 2007, respectively.  The same amounts were paid and amortized for the three and six months ended June 30, 2006.

Reclassifications

Reclassifications have been made to certain amounts reported in 2006 to conform with the 2007 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method.  Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31,

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R).  During the three months ended June 30, 2007 and 2006, stock-based compensation was $1,957,000 and $1,712,000, respectively.  During the six months ended June 30, 2007 and 2006, stock-based compensation was $4,407,000 and $10,775,000, respectively.

As a result of adopting SFAS 123 (R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options during the first three months of 2006.

Stock Option and Incentive Plans:

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock and other stock-based awards.  The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which eligible employees and directors will receive awards, the types of awards to be received, and the terms and conditions thereof.  The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee.  The Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards.  As of June 30, 2007, options to purchase 4,969,000 shares of our common stock and 897,000 shares of restricted stock were outstanding under the Plans and approximately 5,090,000 shares were available for future grant.

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

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The weighted-average assumptions used in the option pricing valuation models for options granted in the six months ended June 30, 2007 and 2006 are as follows:

	June 30,
	2007		2006
	Employees	Directors	Employees	Directors
Risk-free interest rate	4.77%	4.74%	4.95%	4.55%
Expected life (in years)	4.30	5.00	5.35	6.25
Expected volatility	49.00%	60.00%	60.00%	55.00%
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of June 30, 2007 and changes during the six months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2007	3,275,000	9.81
Granted	1,785,000	6.24
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(50,000)	8.71
Expired	(41,000)	20.00
Balance at June 30, 2007	4,969,000	8.45	7.77	122
Vested and expected to vest at June 30, 2007	4,836,000	8.46	7.76	117
Options exercisable at June 30, 2007	1,612,000	9.44	7.01	41

The weighted average grant date fair value of our option awards granted during the six months ended June 30, 2007 and 2006 was $2.88 and $4.65, respectively.  The total intrinsic value of options exercised during the same period was $0 million and $3.6 million, respectively.  The total fair value of options that vested during the six months ended June 30, 2007 and 2006, was $4.5 million and $3.8 million, respectively.

As of June 30, 2007, there was $7.2 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized is 2.83 years.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Restricted Stock:

Restricted shares of our common stock may be awarded under the Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose.  The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends.  Unless the Compensation Committee determines otherwise and except as otherwise provided in applicable employment agreements, restricted stock that is still subject to restrictions is forfeited upon termination of employment.  Of the 305,000 shares of restricted stock granted during the six months ended June 30, 2007, (i) 55,000 will vest in three equal annual installments, commencing January 2008 and (ii) 250,000 shares will vest in January 2011.

A summary of the status of our restricted stock awards as of June 30, 2007 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2007	770,000	8.52
Granted	305,000	6.24
Vested	(178,333)	8.32
Forfeited	—	—
Non-vested balance at June 30, 2007	896,667	7.78

The weighted average grant date fair value per share of our restricted stock awards granted during the six months ended June 30, 2007 and 2006 was $6.24 and $8.73, respectively.  The total grant date fair value of our restricted stock distributed during the six months ended June 30, 2007 and 2006 was $1.9 million and $6.8 million, respectively.  The total fair value of restricted stock that vested during the six months ended June 30, 2007 and 2006 was $1.5 million and $1.7 million, respectively.  As of June 30, 2007, there was $4.0 million of unrecognized compensation costs related to our restricted stock awards.  The weighted average period over which that cost is expected to be recognized is 2.43 years.

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

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

2.                                      Disposition of Theme Parks

In April 2007, we sold the Sale Parks to PARC 7F-Operations Corporation for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and the PARC Guarantee. As a result of the sale, we recognized a loss of $2.3 million. The condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statements of operations for all periods presented reflect select assets of the Sale Parks as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations.

In March 2007, we reversed $1.1 million of the $84.5 million non-cash impairment charge that we recorded against assets held for sale in connection with the Sale Parks in our condensed consolidated financial statements for the year ended December 31, 2006. The net proceeds from the sale will be used to repay debt and for general corporate purposes.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were used to repay indebtedness. In March 2006, we recorded a non-cash impairment loss on these transactions in the amount of $11.4 million.

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

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks held for sale or sold in 2006 and 2007 as discontinued operations and for all periods presented to reflect such operations as discontinued operations on the December 31, 2006 condensed consolidated balance sheets as follows:

December 31, 2006
(in thousands)
Current assets	$6,718
Property, plant and equipment, net	205,836
Intangible assets, net	67,157
Other assets	1,599
Total assets held for sale	$281,310
Current liabilities	$1,970
Other liabilities.	4,160
Total liabilities from discontinued operations	$6,130

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and 2006 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Operating revenue	$1	$38,420	$358	$39,268
Gain (loss) on sale of discontinued operation	(2,307)	761	(1,888)	761
Income (loss) from discontinued operations before income taxes.	(1,330)	1,300	(12,539)	(14,116)
Impairment of assets held for sale.	—	(2,562)	1,434	(31,815)
Net results of discontinued operations..	$(3,637)	$(501)	$(12,993)	$(45,170)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

3.                                      Long-Term Indebtedness

(a)           On May 25, 2007, we entered into an amended and restated credit facility (the “Credit Facility”), which provides for the following: (i) an $850,000,000 term loan maturing in April 2015 ($850,000,000 of which was outstanding at June 30, 2007); (ii) revolving facilities totaling $275,000,000 (none of which was outstanding at June 30, 2007 (excluding letters of credit in the amount of $34,757,000); and (iii) an uncommitted optional term loan tranche of up to $300,000,000.   The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months.  At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At June 30, 2007, the weighted average interest rate for borrowings under the term loan was 7.61%.  Six Flags Theme Parks Inc., the primary borrower under the Credit Facility, is required to make quarterly principal repayments in the amount of $2,125,000 beginning on September 30, 2007 with all remaining principal due on April 30, 2015. The utilization of the revolving facilities is available until March 2013. The amended and restated

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

credit agreement contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, financial covenants related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facilities and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  During the three months ended June 30, 2007, we recognized a net loss on debt extinguishment of $3,917,000 related to the costs paid to the underwriters to put the Credit Facility in place.

On that same date, we repaid amounts that were outstanding on our previous senior secured credit facility which included a $300,000,000 revolving credit facility ($65,000,000 and $190,000,000 of which was outstanding at May 25, 2007 and June 30, 2006, respectively), an $82,500,000 multi-currency facility (none of which was outstanding at May 25, 2007 or June 30, 2006 (excluding letters of credit in the amounts of $33,055,000 and $32,534,000 on those dates)) and a $655,000,000 term loan ($635,722,000 and $641,900,000 of which was outstanding as of May 25, 2007 and June 30, 2006, respectively).  At June 30, 2006, the weighted average interest rate for borrowings under the revolving credit facility and the term loan was 7.96% and 7.15%, respectively.  During the three months ended June 30, 2007 we recognized a net loss on debt extinguishment of $5,656,000 for the write off of debt issuance costs related to our previous senior secured credit facility.

(b)           During June 2007, the Company repurchased $85,000,000 of senior unsecured notes, resulting in a net loss on extinguishment of debt of $783,000.

See Note 6 to Notes to Consolidated Financial Statements in the 2006 Annual Report for additional information regarding our indebtedness.

4.                                      Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not reopened since that time, and will not reopen for the 2007 season. We have determined that our carrying value of the assets destroyed is approximately $33.7 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property and business interruption insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not believe the flood sublimit to be applicable. In December 2006, we commenced a declaratory action in Louisiana seeking judicial determination that the flood insurance sublimit is not applicable.

We have filed property insurance claims, including business interruption, with our insurers. We expect to recover therefrom an amount in excess of our net book value of the impaired assets, and have therefore established an insurance receivable in an amount equal to the carrying value of those assets, of $33.7 million plus $5.0 million in estimated business interruption coverage to compensate for costs incurred while the park has been closed. As of June 30, 2007, we have received payments from our carriers in the amount of $25.0 million bringing the total insurance receivable balance to $13.7 million at that date. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received,

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

including proceeds covering the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

On April 1, 1998, we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”).  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $58,234,000 (as of 2007 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On June 30, 2007, we owned approximately 25.8% and 38.2%, respectively, of the limited partnership units in the Georgia and Texas partnerships. Pursuant to the 2007 annual offer, we purchased one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007.  Approximately 0.52 units in the Texas partnership were tendered in 2006. The maximum unit purchase obligations for 2008 at both parks will aggregate approximately $305.1 million, representing approximately 54.5% of the outstanding units of the Georgia park and 45.5% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $12.4 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  In addition, for incidents arising after November 1, 2004, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year. Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 to November 15, 2003). For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among other things, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA / Concord and Waterworld USA / Sacramento. On April 5, 2006, we moved for summary judgment with respect to some of the plaintiffs’ purported claims and to dismiss all claims against those parks and individuals who were improperly named in the complaint. Since that time, the plaintiffs have amended their complaint to include several additional purported class members. Discovery is proceeding with respect to our summary judgment motion and the class certification issue. Meanwhile, we are investigating the allegations of unpaid wages at our California parks. Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss, if any, is not estimable.

On May 30, 2006, a civil action against us was commenced in the Superior Court for the Judicial District of New Britain, Connecticut. The plaintiff seeks damages against us for injuries to his face and head and loss of his vision in both eyes as a result of an accident that occurred on September 8, 2004 at Six Flags New England. The plaintiff, an employee of an on-site contractor at the time of the accident, alleges that he was injured while participating in efforts to free a jammed drive chain on a rollercoaster at the park. The contractor hired to oversee the drive chain removal has been added as an additional defendant in the litigation. Our self-insurance retention on the action totals $3.0 million.

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, claiming that their services were wrongfully terminated. They assert the following causes of action:  (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) intentional interference with contractual relations, (iv) negligent interference with contractual relations, and (v) breach of fiduciary duty and constructive fraud. We have filed an answer denying the claims and intend to vigorously defend the action. Discovery is currently ongoing.  Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss, if any, is not estimable.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming Six Flags, Inc., Six Flags Theme Parks Inc., and certain of our other subsidiaries as defendants, along with other industry theme park owners or operators.  The Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides.  The Complaint does not

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

include specific allegations concerning the location or manner of alleged infringement.  The Complaint seeks damages and injunctive relief.  We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case requiring such manufacturers to honor their indemnification obligations with respect to this case.  We have filed an answer denying the claims and intend to vigorously defend the action. Because this case is in its early stages it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.  Accordingly, our condensed consolidated financial statements do not include any costs or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss, if any, is not estimable.

On July 12, 2007, a civil action against us was commenced in the Circuit Court of Jefferson County, Kentucky. The plaintiff seeks damages against us as a result of an accident that occurred on June 21, 2007 in which the plaintiff was seriously injured on a ride at Six Flags Kentucky Kingdom. The plaintiff is seeking compensatory and punitive damages.  Our self-insurance retention on the action totals $3.0 million.

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

We have guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. At June 30, 2007, $31,826,000 was outstanding under the loan. Our guarantee will be released upon full payment and discharge of the loan, which matures on December 17, 2009. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As security for the guarantee, we have provided an $8.0 million letter of credit. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. We also guaranteed a $1.0 million working capital revolving facility which will terminate on October 20, 2007. For the three months ended June 30, 2007 and 2006, we have received or accrued $210,000 and $173,000, respectively, in management fee revenues from the joint venture.  For the six months ended June 30, 2007 and 2006, we have received or accrued $412,000 and $301,000, respectively, in management fee revenues from the joint venture.  At June 30, 2007, we had advanced the joint venture approximately $2.3 million, which was fully repaid as of August 2, 2007 as a result of a capital call. We contributed approximately $952,000 in the capital call.

The PARC Guarantee has been recorded in other long-term liabilities at its estimated fair value of $1.4 million.  In connection with the sale of our park near Seattle, Washington to PARC 7F-Operations Corporation, our guarantee of the lease of the land underlying the park remains in effect, except that (i) the landlord has agreed to proceed first against the parent company of the new lessee, CNL Income Properties, Inc., before asserting any rights in respect of our guarantee and (ii) in the event we are required to honor our guarantee, our remedies include our reacquisition of the park.  The lease expires in 2030 with renewal options for an additional 46 years.

We have accrued liabilities for tax indemnification and other pre-sale risks of $14.2 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

SIX FLAGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.                                      Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly owned by us, Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Discovery Kingdom (formerly Six Flags Marine World).

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $1,426,000 and $1,825,000 as of June 30, 2007 and December 31, 2006, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

On June 19, 2007 we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc.  The other investor in the venture, Red Zone Capital, is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  We have accounted for our investment of $61,769,000 under the equity method and have included it in deposits and other assets in the accompanying condensed consolidated balance sheets.  On August 1, 2007, we received $22,720,000 from the venture upon completion of its debt refinancing.

During the quarter ended June 30, 2007, we exercised our option to acquire the minority interest of Six Flags Discovery Kingdom (formerly Six Flags Marine World) for approximately $52.0 million.  The acquisition closed on July 31, 2007.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Theme park revenue	$344,801	$325,002	$395,461	$367,083
Theme park cash expenses	(248,335)	(222,602)	(362,800)	(338,813)
Aggregate park EBITDA	96,466	102,400	32,661	28,270
Minority interest in earnings - EBITDA	(25,719)	(24,682)	(16,961)	(16,925)
Equity in Operations of Investees - EBITDA	681	117	995	220
Corporate expenses	(13,511)	(19,219)	(27,629)	(41,145)
Stock-based compensation	(1,957)	(1,712)	(4,407)	(10,775)
Other income (expenses)	(85)	(11,272)	(190)	(11,304)
Equity in Operations of Investees	(902)	(307)	(1,513)	(538)
Minority interest in earnings - depreciation and other expense	1,215	1,220	2,430	2,440
Depreciation and amortization	(34,067)	(32,314)	(67,950)	(64,806)
Loss on fixed assets	(830)	(706)	(5,165)	(19,284)
Net loss on debt extinguishment	(10,356)	—	(10,356)	—
Interest expense	(52,013)	(50,931)	(104,286)	(99,742)
Interest income	1,207	355	1,610	1,365
Loss from continuing operations before income taxes	$(39,871)	$(37,051)	$(200,761)	$(232,224)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first six months of 2007 and 2006:

2007	Domestic	Foreign	Total
	(in thousands)
Long-lived assets	$2,571,777	$146,837	$2,718,614
Revenue	355,552	39,909	395,461

2006
Long-lived assets	$2,607,636	$144,228	$2,751,864
Revenue.	330,814	36,269	367,083

Long-lived assets include property and equipment and intangible assets.

7.                                     Pension Benefits

Our pension plan was “frozen” effective March 31, 2006 and participants no longer continue to earn future pension benefits.  However, by virtue of provisions of collective bargaining agreements relating to 239 employees at three of our parks, those employees will continue to earn future benefits under the pension plan through periods ranging from December 15, 2007 through January 15, 2009.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The freeze resulted in a curtailment loss of $3,125,000 during the three-month period ended March 31, 2006.

Components of Net Periodic Benefit Cost

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$178,000	$167,000	$356,000	$1,906,000
Interest cost	2,282,000	2,206,000	4,564,000	4,550,000
Expected return on plan assets	(2,488,000)	(2,361,000)	(4,975,000)	(4,722,000)
Amortization of prior service cost	8,000	8,000	16,000	60,000
Recognized net actuarial loss	42,000	85,000	83,000	500,000
Curtailment loss	—	—	—	3,125,000
Total net periodic benefit cost	$22,000	$105,000	$44,000	$5,419,000

Weighted-Average Assumptions Used To Determine Net Cost

Discount rate	5.875%	5.750%	5.875%	5.750%
Rate of compensation increase	4.000%	4.000%	4.000%	4.000%
Expected Return on plan assets	7.500%	8.000%	7.500%	8.000%

Employer Contributions

During the six months ended June 30, 2007, we made pension contributions of approximately $3,505,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and six-month periods ended June 30, 2007 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while a certain level of expense is incurred throughout the year.

After giving effect to the sale of seven parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada and our New Orleans park, which will not operate in 2007.  The seven parks that we sold in April 2007, as well as previously sold parks, are reflected as discontinued operations on our income statement.  The assets and liabilities of the recently sold seven parks are reflected on the December 31, 2006 balance sheet as assets held for sale and liabilities of discontinued operations, respectively.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 52% of total revenues in the first six months of 2007) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks as well as sponsorship revenue.  Revenues in the first six months of 2007 increased 8% over the comparable period of 2006, despite 4% fewer park operating days, due largely to a 4% increase in total revenue per capita and a 3% increase in attendance.  Total revenue per capita is defined as total revenue divided by attendance.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two designees of Red Zone became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time.  In 2006, our Board of Directors approved substantial changes to senior management, including several Park Presidents (formerly referred to as General Managers) and new management has begun to effectuate a series of long-term operating initiatives, including: (i) expanding the family entertainment offering of the parks, which includes a reduced capital expenditure program focused on family-friendly rides, adding additional shows, parades, fireworks and character events utilizing the Warner Bros. and DC Comics licensed properties as well as originally developed and/or acquired properties, (ii) enhancing the guest experience by improving overall guest service as well as the appearance and cleanliness of the parks by increasing the quantity and quality of our staffing, (iii) growing sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues, (iv) redesigning our advertising campaigns and increasing our media spend to drive increased attendance from our three core segments — parents, teens/young adults and “tweens” and (v) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold.

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

Summary of Operations

Summary data for the three- and six-month periods ended June 30, 2007 and 2006 were as follows (in thousands, except per capita total revenue):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Percentage Change (%)	2007	2006	Percentage Change (%)
Total revenue	$344,801	$325,002	6.1	$395,461	$367,083	7.7
Operating expenses	135,249	130,961	3.3	213,301	215,631	(1.1)
Selling, general and administrative	99,055	84,239	17.6	147,534	142,758	3.3
Costs of products sold	29,499	28,333	4.1	34,001	32,344	5.1
Depreciation and amortization	34,067	32,314	5.4	67,950	64,806	4.9
Loss on fixed assets	830	706	17.6	5,165	19,284	(73.2)
Income (loss) from operations	46,101	48,449	(4.8)	(72,490)	(107,740)	(32.7)
Interest expense, net	(50,806)	(50,576)	0.5	(102,676)	(98,377)	4.4
Minority interest in earnings	(24,504)	(23,462)	4.4	(14,531)	(14,485)	0.3
Equity in operations of investees	(221)	(190)	16.3	(518)	(318)	62.9
Net loss on debt extinguishment	(10,356)	—	N/A	(10,356)	—	N/A
Other expense	(85)	(11,272)	(99.2)	(190)	(11,304)	(98.3)
Loss from continuing operations before income taxes	(39,871)	(37,051)	7.6	(200,761)	(232,224)	(13.5)
Income tax expense	1,880	2,035	(7.6)	2,195	2,202	(0.3)
Loss from continuing operations	$(41,751)	$(39,086)	6.8	$(202,956)	$(234,426)	(13.4)

Other Data:
Attendance	8,875	8,625	2.9	10,096	9,775	3.3
Per capita total revenue	$38.85	$37.68	3.1	$39.17	$37.55	4.3

Three months ended June 30, 2007 vs. Three months ended June 30, 2006

Revenue in the second quarter of 2007 totaled $344.8 million compared to $325.0 million for the second quarter of 2006, representing a 6.1% increase.  The increase arose out of a $1.17 (3.1%) increase in total revenue per capita (representing total revenue divided by total attendance) and an attendance increase of 0.3 million (2.9%), primarily due to attendance by holders of season passes, promotional attendance and groups.  We believe that the attendance increase reflected our enhanced marketing and promotional programs, including increased marketing spending.  Total revenue per capita growth reflects increased admissions, food and beverage, parking, games and other in-park revenues and increased sponsorship revenues.  Per capita guest spending, which excludes sponsorship and other revenues not related to guest spending, increased $0.82 (2.3%) to $37.02 from $36.20 in the second quarter of 2006. Admissions revenue per capita increased 1.0% in the second quarter of 2007, compared to the prior year, and is driven primarily by price and ticket mix.  Increased revenues from food and beverage, parking, games and other guest services resulted in a 3.9% increase in non-admissions guest spending in the second quarter of 2007 compared to the second quarter of 2006.  Revenues for the second quarter of 2007 were also impacted by fewer park operating days as well as fewer park operating days impacted by adverse weather, notwithstanding a significant number of park operating days impacted by rain at our Texas parks.

Operating expenses for the second quarter of 2007 increased $4.3 million (3.3%) compared to expenses in the second quarter of 2006.  The increase includes: (i) an anticipated increase in salaries and wages ($2.0 million) primarily related to our continued focus on guest service and diversified product offerings, (ii) an increase in utility costs ($1.0 million) and (iii) an increase in employee benefits ($0.8 million), primarily reflecting increased employee recruiting efforts and workers’ compensation insurance expense.

Selling, general and administrative expenses for the second quarter of 2007 increased $14.8 million (17.6%) compared to the second quarter of 2006.  The increase primarily reflects an anticipated increase in marketing expenses ($14.1 million) related to our enhanced marketing and promotional programs.

Costs of products sold in the second quarter of 2007 increased $1.2 million (4.1%) compared to costs for the second quarter of 2006, reflecting primarily the increase in attendance and in-park revenues.  As a percentage of our in-park guest spending, cost of sales decreased slightly in the 2007 period.

Depreciation and amortization expense for the second quarter of 2007 increased $1.8 million (5.4%) compared to the second quarter of 2006.  The increase was attributable to our on-going capital program.

Loss on fixed assets increased by $0.1 million (17.6%) in the second quarter of 2007 compared to the prior year period primarily related to the disposal of assets related to our ongoing capital program.

Interest expense, net increased $0.2 million (0.5%) compared to the second quarter of 2006, reflecting higher interest rates partially offset by lower average debt levels in the 2007 period.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), increased by $1.0 million (4.4%) compared to the second quarter of 2006 primarily related to improved performance at Six Flags Discovery Kingdom and the increase in the partnership distributions at Six Flags Over Texas and Six Flags Over Georgia.

Income tax expense was $1.9 million for the second quarter of 2007 compared to $2.0 million for the second quarter of 2006, primarily reflecting taxes from earnings in Mexico.

Six months ended June 30, 2007 vs. Six months ended June 30, 2006

Revenue in the first six months of 2007 totaled $395.5 million compared to $367.1 million for the first six months of 2006, representing a 7.7% increase.  The increase arose out of a $1.62 (4.3%) increase in total revenue per capita (representing total revenue divided by total attendance) and an attendance increase of 0.3 million (3.3%), primarily due to attendance by holders of season passes, promotional attendance and groups.  We believe that the attendance increase reflected our enhanced marketing and promotional programs.  Total revenue per capita growth reflects increased admissions, food and beverage, parking, games and other in-park revenues and increased sponsorship revenues.  Per capita guest spending, which excludes sponsorship and other revenues not related to guest spending, increased $0.96 (2.7%) to $36.65 from $35.69 in the first six months of 2006. Admissions revenue per capita increased 1.6% in the first six months of 2007, compared to the prior year, and is driven primarily by price and ticket mix.  Increased revenues from food and beverage, parking and other guest services resulted in a 4.1% increase in non-admissions guest spending in the first six months of 2007 compared to the first six months of 2006.  Revenues for the first six months of 2007 were also impacted by fewer park operating days as well as fewer park operating days impacted by adverse weather, notwithstanding a significant number of park operating days impacted by rain at our Texas parks.

Operating expenses for the first six months of 2007 decreased $2.3 million (1.1%) compared to expenses in the first six months of 2006.  The decrease includes: (i) an anticipated reduction in fringe benefits ($3.4 million) primarily from savings related to the decision to freeze the pension plan in March 2006, partially offset by increased workers’ compensation insurance expense and (ii) a reduction in repairs and maintenance costs ($3.2 million).  These decreases were partially offset by increases in (i) salaries and wages expense ($1.3 million) primarily related to our continued focus on guest service and diversified product offerings partially offset by severance payments made to several Park Presidents (formerly referred to as General Managers) in the first quarter of 2006, (ii) increased utility costs ($1.1 million) and (iii) increased rent expense ($0.7 million) related to the recognition of straight-line rent expense on several of our real estate leases.

Selling, general and administrative expenses for the first six months of 2007 increased $4.8 million (3.3%) compared to the first six months of 2006.  The increase primarily reflects our planned increase in advertising expenses ($17.9 million) partially offset by a decrease in salaries and wages ($13.5 million) related to the reduction of stock-based compensation ($6.4 million) primarily due to the issuance of restricted stock and the early vesting of options in the first quarter of 2006 for our former Chief Financial Officer pursuant to the terms of his termination agreement and anticipated decreases in salaries and wages ($7.1 million) primarily related to the severance expenses recorded in the first quarter of 2006 from the management change.

Costs of products sold in the first six months of 2007 increased $1.7 million (5.1%) compared to costs for the first six months of 2006, reflecting primarily the increase in attendance and in-park revenues.  As a percentage of our in-park guest spending, cost of sales decreased slightly in the first six months of 2007.

Depreciation and amortization expense for the first six months of 2007 increased $3.1 million (4.9%) compared to the first six months of 2006.  The increase was attributable to our on-going capital program.

Loss on fixed assets decreased by $14.1 million (73.2%) in the first six months of 2007 compared to the prior year period primarily related to new management’s decision in the prior year period to write off and dispose of certain rides and attractions.

Interest expense, net, increased $4.3 million (4.4%) compared to the first six months of 2006, reflecting higher interest rates partially offset by lower average debt levels during the first six months of 2007.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), was flat compared to the first six months of 2006.

Income tax expense was $2.2 million for the first six months of 2007 compared to $2.2 million for the first six months of 2006, primarily reflecting taxes from earnings in Mexico.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2006, nor do we expect to pay such dividends in 2007.  We believe that, based on historical and anticipated operating results and cash flows from operations, available cash and available amounts under our Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next twelve months.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See Item 1A contained in the 2006 Annual Report.  In that case, we might be unable to borrow under our Credit Facility and/or need to seek additional financing.  In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and potentially to seek additional financing.  For example, in May 2007, we amended and restated our senior secured credit facility as discussed below.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.  See “Cautionary Note Regarding Forward-Looking Statements.”

At June 30, 2007, our total debt aggregated $2.3 billion, of which approximately $10.3 million is scheduled to mature prior to June 30, 2008.  As of June 30, 2007, we had no borrowings under the revolving facility portions of our Credit Facility.  Based on interest rates at June 30, 2007 for floating rate debt and anticipated levels of working capital, annual cash interest payments for 2007 will aggregate approximately $195.0 million.  In addition, annual dividend payments on our outstanding preferred stock will total $20.8 million, payable at our option in cash or shares of common stock.  We plan on spending approximately $100.0 million on capital expenditures for the 2007 calendar year.  At June 30, 2007, we had approximately $81.9 million of unrestricted cash and $240.2 million available under our Credit Facility, which takes into account letters of credit in the amount of $34.8 million that were then outstanding under the revolving facility portions of our Credit Facility.

In May 2007, we entered into an amended and restated senior secured credit facility that consists of an $850.0 million Tranche B term loan maturing in April 2015 and revolving facilities totaling $275.0 million maturing in March 2013.  We used the proceeds from the new Credit Facility to refinance amounts outstanding under our previous senior secured credit facility and the remaining proceeds were used for working capital and general corporate purposes.

Due to the seasonal nature of our business, we are largely dependent upon our revolving facilities totaling $275.0 million to fund off-season expenses.  Our ability to borrow under the revolving facilities is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change.  If we were to become unable to borrow under the revolving facilities, we would likely be unable to pay in full our off-season obligations.  The terms and availability of our Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect to our indebtedness.

During the six months ended June 30, 2007, net cash used in operating activities was $73.9 million. Net cash provided by investing activities in the first six months of 2007 was $138.3 million, consisting primarily of the proceeds from the Sale Parks, partially offset by capital expenditures and the $61.8 million acquisition of our 40% equity interest in a venture that owns 100% of dick clark productions, inc. ($22.7 million of which we received on August 1, 2007 from the venture upon completion of its debt refinancing).  Net cash used in financing activities in the first six months of 2007 was $7.0 million, representing primarily the refinancing of our previous senior secured credit facility, the purchase of portions of our outstanding senior unsecured debt, the payment of debt issuance costs related to our new Credit Facility and the payment of dividends, partially offset by the proceeds from our new Credit Facility.

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

Changes In Off-Balance Sheet Arrangements and Other Obligations

As part of the transaction to sell the Sale Parks to PARC 7F-Operations Corporation, we entered into a $10 million limited rent guarantee of the buyer’s obligation to a third party, which has been recorded in other long-term liabilities at its estimated fair value of $1.4 million.

In connection with the sale of our park near Seattle, Washington to PARC 7F-Operations Corporation, our guarantee of the lease of the land underlying the park remains in effect, except that (i) the landlord has agreed to proceed first against the parent company of the new lessee, CNL Income Properties, Inc., before asserting any rights in respect of our guarantee and (ii) in the event we are required to honor our guarantee, our remedies include our reacquisition of the park.  The lease expires in 2030 with renewal options for an additional 46 years.

During the quarter ended June 30, 2007, the Company exercised its option to acquire the minority interest of Six Flags Discovery Kingdom (formerly Six Flags Marine World) for approximately $52.0 million.  The acquisition closed on July 31, 2007.

We are party to various legal actions arising in the normal course of business.  See Note 4 to Notes to Condensed Consolidated Financial Statements for information on certain significant litigation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, there have been no material changes in our market risk exposure from that disclosed in the 2006 Annual Report.

Item 4.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2006 Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (“March Quarterly Report”).  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with the 2006 Annual Report and the March Quarterly Report.

On July 12, 2007, a civil action against us was commenced in the Circuit Court of Jefferson County, Kentucky. The plaintiff seeks damages against us as a result of an accident that occurred on June 21, 2007 in which the plaintiff was seriously injured on a ride at Six Flags Kentucky Kingdom. The plaintiff is seeking compensatory and punitive damages.  Our self-insurance retention on the action totals $3.0 million.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the 2006 Annual Report.  For a discussion of our risk factors, see Item 1A of the 2006 Annual Report.

Item 4.  Submission of Matters to a Vote of Securityholders

On May 21, 2007, the Company held its Annual Meeting of Stockholders.  The number of shares of common stock represented at the meeting either in person or by proxy, was 85,398,492 shares (90.20% of the outstanding shares of common stock).  Three proposals were voted upon at the meeting.  The proposals and voting results were as follows:

1.               Proposal 1 — Election of Directors

The following persons were elected as directors as follows:

Name	For	Withheld	Abstained
Daniel M. Snyder	82,923,339	2,475,153	—
Mark Shapiro	82,922,606	2,475,886	—
C.E. Andrews	82,928,715	2,469,777	—
Mark Jennings	82,464,132	2,934,360	—
Jack Kemp	82,837,483	2,561,009	—
Robert J. McGuire	82,864,147	2,534,345	—
Perry Rogers	82,467,130	2,931,362	—
Dwight C. Schar	82,921,843	2,476,649	—
Harvey Weinstein	82,431,881	2,966,611	—

2.               Proposal 2 — To ratify the selection by the Audit Committee of the Company’s Board of Directors of KPMG LLP as independent registered public accounting firm of the Company for the year ending December 31, 2007.

For	Against	Abstained
84,367,981	973,475	84,036

3.               Proposal 3 — To approve the adoption of the Company’s 2007 Stock Option and Incentive Plan.

For	Against	Abstained
55,718,360	5,795,121	166,806

Item 6.  Exhibits

The following exhibits are filed herewith or were heretofore filed and are hereby incorporated by reference:

Exhibit 10.1	Six Flags, Inc. 2007 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 24, 2007).

Exhibit 10.2

$1,125,000,000 Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., as Primary Borrower, each Foreign Subsidiary Borrower from time to time party thereto, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse, Cayman Islands Branch and Lehman Commercial Paper Inc., as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 30, 2007).

Exhibit 10.3

Amended and Restated Guarantee and Collateral Agreement, dated as of May 25, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc. and the subsidiaries of Six Flags Theme Parks Inc. signatory thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Six Flags Current Report on Form 8-K filed on May 30, 2007).

Exhibit 10.4*

Unsecured Subordinated Promissory Note by and among PARC Operations, LLC, PARC 7F-Operations Corporation, PARC Elitch Gardens, LLC, PARC White Water Bay, LLC, PARC Frontier City, LLC, PARC Splashtown, LLC, PARC Waterworld, LLC, PARC Darien Lake, LLC, and PARC Enchanted Parks, LLC, dated April 6, 2007.

Exhibit 10.5*

Limited Rent Guaranty by and among Six Flags, Inc. and CNL Income Darien Lake, LLC, CNL Income Elitch Gardens, LLC, CNL Income Enchanted Village, LLC, CNL Income Frontier City, LLC, CNL Income Splashtown, LLC, CNL Income Waterworld, LLC and CNL Income White Water Bay, LLC and CNL Income Darien Lake TRS Corp., CNL Income Elitch Gardens TRS Corp., CNL Income Enchanted Village TRS Corp., CNL Income Frontier City TRS Corp., CNL Income Splashtown TRS Corp., CNL Income Waterworld TRS Corp., and CNL Income White Water Bay TRS Corp., dated April 6, 2007.

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

SIX FLAGS, INC.
(Registrant)

/s/ Mark Shapiro
Mark Shapiro
President and Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and
Chief Financial Officer

Date:   August 3, 2007

EXHIBIT INDEX

Exhibit No.	Description	Paper (P) or Electronic (E)

Exhibit 10.1	Six Flags, Inc. 2007 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 24, 2007).	E

Exhibit 10.2

$1,125,000,000 Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., as Primary Borrower, each Foreign Subsidiary Borrower from time to time party thereto, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse, Cayman Islands Branch and Lehman Commercial Paper Inc., as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 30, 2007).

E

Exhibit 10.3

Amended and Restated Guarantee and Collateral Agreement, dated as of May 25, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc. and the subsidiaries of Six Flags Theme Parks Inc. signatory thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Six Flags Current Report on Form 8-K filed on May 30, 2007).

E

Exhibit 10.4*

Unsecured Subordinated Promissory Note by and among PARC Operations, LLC, PARC 7F-Operations Corporation, PARC Elitch Gardens, LLC, PARC White Water Bay, LLC, PARC Frontier City, LLC, PARC Splashtown, LLC, PARC Waterworld, LLC, PARC Darien Lake, LLC, and PARC Enchanted Parks, LLC, dated April 6, 2007.

E

Exhibit 10.5*

Limited Rent Guaranty by and among Six Flags, Inc. and CNL Income Darien Lake, LLC, CNL Income Elitch Gardens, LLC, CNL Income Enchanted Village, LLC, CNL Income Frontier City, LLC, CNL Income Splashtown, LLC, CNL Income Waterworld, LLC and CNL Income White Water Bay, LLC and CNL Income Darien Lake TRS Corp., CNL Income Elitch Gardens TRS Corp., CNL Income Enchanted Village TRS Corp., CNL Income Frontier City TRS Corp., CNL Income Splashtown TRS Corp., CNL Income Waterworld TRS Corp., and CNL Income White Water Bay TRS Corp., dated April 6, 2007.

E

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