Form 10-Q
period 2007-09-30
SIX FLAGS, INC.
filed 2007-11-09
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 1, 2007, Six Flags, Inc. had 94,689,728 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$105,411,000	$24,295,000
Accounts receivable	73,526,000	40,843,000
Inventories	30,555,000	23,126,000
Prepaid expenses and other current assets	34,814,000	37,893,000
Assets held for sale	—	6,718,000
Total current assets	244,306,000	132,875,000

Other assets:
Debt issuance costs	37,988,000	37,308,000
Restricted-use investment securities	12,581,000	11,091,000
Deposits and other assets	71,151,000	19,636,000
Total other assets	121,720,000	68,035,000

Property and equipment, at cost	2,655,003,000	2,564,109,000
Less accumulated depreciation	976,447,000	902,476,000
Total property and equipment	1,678,556,000	1,661,633,000

Assets held for sale	—	274,592,000

Intangible assets, net of accumulated amortization	1,064,434,000	1,050,481,000
Total assets	$3,109,016,000	$3,187,616,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,328,000	$30,017,000
Accrued compensation, payroll taxes and benefits	18,045,000	17,323,000
Accrued insurance reserves	36,309,000	41,395,000
Accrued interest payable	47,093,000	36,677,000
Other accrued liabilities	51,610,000	38,821,000
Deferred income	21,280,000	11,159,000
Liabilities from discontinued operations	—	1,970,000
Current portion of long-term debt	9,858,000	114,059,000
Total current liabilities	227,523,000	291,421,000

Long-term debt	2,241,315,000	2,126,888,000
Minority interest	53,470,000	49,995,000
Liabilities from discontinued operations	—	4,160,000
Other long-term liabilities	36,064,000	40,731,000
Deferred income taxes	14,656,000	13,784,000

Mandatorily redeemable preferred stock (redemption value of $287,500,000)	285,342,000	284,497,000

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 94,689,728 and 94,384,728 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,367,000	2,360,000
Capital in excess of par value	1,774,047,000	1,767,825,000
Accumulated deficit	(1,526,925,000)	(1,384,094,000)
Accumulated other comprehensive loss	1,157,000	(9,951,000)

Total stockholders’ equity	250,646,000	376,140,000

Total liabilities and stockholders’ equity	$3,109,016,000	$3,187,616,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Revenue:
Theme park admissions	$247,913,000	$259,950,000
Theme park food, merchandise and other	217,272,000	214,289,000
Total revenue	465,185,000	474,239,000

Operating costs and expenses:
Operating expenses	140,292,000	131,919,000
Selling, general and administrative (including stock-based compensation of $1,822,000 in 2007 and $2,277,000 in 2006)	63,704,000	57,925,000
Costs of products sold	38,951,000	38,274,000
Depreciation	34,995,000	33,754,000
Amortization	399,000	220,000
Loss on fixed assets	6,179,000	820,000
Total operating costs and expenses	284,520,000	262,912,000
Income from operations	180,665,000	211,327,000

Other income (expense):
Interest expense	(49,044,000)	(51,468,000)
Interest income	1,227,000	1,163,000
Minority interest in earnings	(26,574,000)	(30,917,000)
Equity in operations of investees	(50,000)	(144,000)
Net loss on debt extinguishment	(1,509,000)	—
Other expense	(13,116,000)	(232,000)
Total other income (expense)	(89,066,000)	(81,598,000)
Income from continuing operations before income taxes and discontinued operations	91,599,000	129,729,000
Income tax expense	1,921,000	1,783,000
Income from continuing operations before discontinued operations	89,678,000	127,946,000

Discontinued operations	—	36,798,000
Net income	$89,678,000	$164,744,000
Net income applicable to common stock	$84,186,000	$159,252,000

Weighted average number of common shares outstanding — basic	94,690,000	94,352,000
Weighted average number of common shares outstanding — diluted	152,573,000	155,229,000
Net income per average common share outstanding — basic:
Income from continuing operations	$0.89	$1.30
Discontinued operations	—	0.39
Net income	$0.89	$1.69
Net income per average common share outstanding — diluted:
Income from continuing operations	$0.61	$0.85
Discontinued operations	—	0.23
Net income	$0.61	$1.08

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Revenue:
Theme park admissions	$454,132,000	$456,456,000
Theme park food, merchandise and other	406,514,000	384,866,000
Total revenue	860,646,000	841,322,000

Operating costs and expenses:
Operating expenses	353,593,000	347,550,000
Selling, general and administrative (including stock-based compensation of $6,229,000 in 2007 and $13,052,000 in 2006)	211,238,000	200,683,000
Costs of products sold	72,952,000	70,618,000
Depreciation	102,369,000	98,121,000
Amortization	975,000	659,000
Loss on fixed assets	11,344,000	20,104,000
Total operating costs and expenses	752,471,000	737,735,000
Income from operations	108,175,000	103,587,000

Other income (expense):
Interest expense	(153,330,000)	(151,210,000)
Interest income	2,837,000	2,528,000
Minority interest in earnings	(41,105,000)	(45,402,000)
Equity in operations of investees	(568,000)	(462,000)
Net loss on debt extinguishment	(11,865,000)	—
Other expense	(13,306,000)	(11,536,000)
Total other income (expense)	(217,337,000)	(206,082,000)
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(109,162,000)	(102,495,000)
Income tax expense	4,116,000	3,985,000
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(113,278,000)	(106,480,000)
Discontinued operations	(12,993,000)	(8,372,000)
Loss before cumulative effect of a change in accounting principle	(126,271,000)	(114,852,000)
Cumulative effect of a change in accounting principle (see Note 1)	—	(1,038,000)
Net loss	$(126,271,000)	$(115,890,000)
Net loss applicable to common stock	$(142,748,000)	$(132,367,000)
Weighted average number of common shares outstanding - basic and diluted:	94,670,000	94,194,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations	$(1.37)	$(1.31)
Discontinued operations	(0.14)	(0.09)
Cumulative effect of change in accounting principle	—	(0.01)
Net loss	$(1.51)	$(1.41)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$89,678,000	$164,744,000	$(126,271,000)	$(115,890,000)
Other comprehensive income (loss): Foreign currency translation adjustment	4,245,000	2,740,000	10,960,000	1,965,000
Defined benefit retirement plan	49,000	—	148,000	—
Net change in fair value of derivative instruments	—	—	—	8,000
Reclassifications of amounts taken to operations	—	(2,000)	—	(3,000)
Comprehensive income (loss)	$93,972,000	$167,482,000	$(115,163,000)	$(113,920,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flow from operating activities:
Net loss	$(126,271,000)	$(115,890,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103,344,000	98,780,000
Minority interest in earnings	41,105,000	45,402,000
Minority interest distributions	(26,117,000)	(27,266,000)
Stock-based compensation	6,229,000	13,052,000
Cumulative effect of a change in accounting principle	—	1,038,000
Interest accretion on notes payable	173,000	178,000
Net loss on debt extinguishment	11,865,000	—
(Gain) / loss on discontinued operations	(9,730,000)	23,957,000
Amortization of debt issuance costs	6,125,000	6,452,000
Other including loss on disposal of assets	11,833,000	20,093,000
Increase in accounts receivable	(31,248,000)	(40,856,000)
Increase in inventories, prepaid expenses and other current assets	(4,246,000)	(6,050,000)
Decrease (increase) in deposits and other assets	(461,000)	14,675,000
Increase in accounts payable, deferred income, accrued
liabilities and other long-term liabilities	24,177,000	30,620,000
Increase in accrued interest payable	10,416,000	20,526,000
Deferred income tax benefit	1,027,000	267,000
Total adjustments	144,492,000	200,868,000
Net cash provided by operating activities	18,221,000	84,978,000
Cash flow from investing activities:
Additions to property and equipment	(91,128,000)	(98,271,000)
Purchase of identifiable intangible assets	(1,952,000)	—
Capital expenditures of discontinued operations	(1,040,000)	(6,284,000)
Acquisition of theme park assets	(54,132,000)	(417,000)
Acquisition of equity interest in partnership	(39,654,000)	—
Purchase of restricted-use investments	(1,490,000)	(11,001,000)
Gross proceeds from sale of discontinued operations	275,950,000	77,000,000
Property insurance recovery	—	8,071,000
Gross proceeds from sale of assets	277,000	28,000
Net cash provided by (used in) investing activities	86,831,000	(30,874,000)
Cash flow from financing activities:
Repayment of borrowings	(1,291,611,000)	(336,799,000)
Proceeds from borrowings	1,300,750,000	276,809,000
Net cash proceeds from issuance of common stock	—	163,000
Payment of cash dividends	(15,633,000)	(15,633,000)
Payment of debt issuance costs	(17,756,000)	(2,960,000)
Net cash (used in) financing activities	(24,250,000)	(78,420,000)

Effect of exchange rate changes on cash	314,000	248,000
Increase (decrease) in cash and cash equivalents	81,116,000	(24,068,000)
Cash and cash equivalents at beginning of year	24,295,000	80,510,000
Cash and cash equivalents at end of period	$105,411,000	$56,442,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Supplemental cash flow information:
Cash paid for interest	$136,633,000	$124,054,000

Cash paid for income taxes	$2,394,000	$3,731,000

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

After giving effect to the sale of seven parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada and our New Orleans park, which did not operate in 2007.

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

In July 2007, we acquired all of the assets of Six Flags Discovery Kingdom (formerly Six Flags Marine World) that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000. See Note 2.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and has not reopened. See Note 4.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations for the three- and nine-month periods ended September 30, 2007 are not indicative of the results expected for the full year. In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while a certain level of expense is incurred year round.

Basis of Presentation

The condensed consolidated financial statements include our accounts, our majority and wholly owned subsidiaries and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Discovery Kingdom (formerly Six Flags Marine World) as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The equity interests owned by non-affiliated parties in these entities are reflected in the accompanying condensed consolidated balance sheets as minority interest. The portion of earnings or loss from these parks owned by non-affiliated parties in these entities is reflected as minority interest in earnings in the accompanying condensed consolidated statements of operations and in the condensed consolidated statements of cash flows.

PARC Note

The Company recorded the PARC Note of $37.0 million at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations. We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

Income Taxes

Income taxes are accounted for under the asset and liability method. At December 31, 2006, we had recorded a valuation allowance of $459,306,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance was increased by $29,412,000 at September 30, 2007, in respect of the net loss before income taxes generated during the first nine months of 2007 and $32,943,000 as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see “New Accounting Pronouncements”). In addition, we reduced the valuation allowance by $3,836,000 at September 30, 2007 related to other comprehensive loss.

Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitation in the various jurisdictions in which we are subject to tax. Due to unused net operating losses, the Company and certain entities within the consolidated group could be subject to examination for federal and state income tax purposes as far back as 1994.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2007, we had approximately $1,800,000 accrued for interest and penalties.

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

Income (Loss) Per Common Share

The following table reconciles the weighted average number of shares of common stock outstanding used in the calculations of basic and diluted income per share for the three months ended September 30, 2007 and 2006, respectively. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the three and nine months ended September 30, 2007 does not include 4,949,000 and 4,829,000 options, respectively, and for the three and nine months ended September 30, 2006 does not include 4,317,000 and 4,267,000 options, respectively, as the effect of the exercise of these options would be antidilutive. Additionally, the weighted average number of shares of common stock on a diluted basis for the nine-month periods does not include the effect of the potential conversion of our convertible preferred stock or convertible notes as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) are convertible into 44,094,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares.

	Three months ended September 30,
	2007			2006
		Weighted			Weighted
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Net income	$89,678,000			$164,744,000
Preferred stock dividends	(5,492,000)			(5,492,000)

	84,186,000	94,690,000	$0.89	159,252,000	94,352,000	$1.69

Effect of potential common shares issuable upon exercise of employee stock options	—	—		—	1,000
Effect of dilutive securities:
Preferred stock	5,492,000	13,789,000		5,492,000	13,789,000
Convertible notes	3,365,000	44,094,000		3,591,000	47,087,000

	$93,043,000	152,573,000	$0.61	$168,335,000	155,229,000	$1.08

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Reclassifications

Reclassifications have been made to certain amounts reported in 2006 to conform to the 2007 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options. Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006, and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R). During the three months ended September 30, 2007 and 2006, stock-based compensation was $1,822,000 and $2,277,000, respectively. During the nine months ended September 30, 2007 and 2006, stock-based compensation was $6,229,000 and $13,052,000, respectively.

As a result of adopting SFAS 123 (R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options during the first three months of 2006.

Stock Option and Incentive Plans:

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock and other stock-based awards. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which eligible employees and directors will receive awards, the types of awards to be received, and the terms and conditions thereof. The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee. The Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards. As of September 30, 2007, options to purchase 4,949,000 shares of our common stock and 897,000 shares of restricted stock were outstanding under the Plans and approximately 5,110,000 shares were available for future grant.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

The weighted-average assumptions used in the option pricing valuation models for options granted in the nine months ended September 30, 2007 and 2006 are as follows:

	September 30,
	2007		2006
	Employees	Directors	Employees	Directors
Risk-free interest rate	4.70%	4.74%	4.79%	4.55%
Expected life (in years)	4.29	5.00	5.33	6.25
Expected volatility	49.00%	60.00%	60.00%	55.00%
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of September 30, 2007 and changes during the nine months then ended is presented below:

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2007	3,275,000	9.81
Granted	1,810,000	6.21
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(95,000)	8.06
Expired	(41,000)	20.00
Balance at September 30, 2007	4,949,000	8.44	7.52	—
Vested and expected to vest at September 30, 2007	4,810,000	8.45	7.50	—
Options exercisable at September 30, 2007	1,619,000	9.40	6.78	—

The weighted average grant date fair value of our option awards granted during the nine months ended September 30, 2007 and 2006 was $2.86 and $4.61, respectively. The total intrinsic value of options exercised during the same period was $0 million and $3.6 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2007 and 2006, was $4.5 million and $3.8 million, respectively.

As of September 30, 2007, there was $5.9 million of unrecognized compensation expense related to our option awards. The weighted average period over which that cost is expected to be recognized is 2.61 years.

Restricted Stock:

Restricted shares of our common stock may be awarded under the Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise and except as otherwise provided in applicable employment agreements, restricted stock that is still subject to restrictions is forfeited upon termination of employment. Of the 305,000 shares of restricted stock granted during the nine months ended September 30, 2007, (i) 55,000 will vest in three equal annual installments, commencing January 2008 and (ii) 250,000 shares will vest in January 2011.

A summary of the status of our restricted stock awards as of September 30, 2007 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2007	770,000	8.52
Granted	305,000	6.24
Vested	(178,333)	8.32
Forfeited	—	—
Non-vested balance at September 30, 2007	896,667	7.78

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The weighted average grant date fair value per share of our restricted stock awards granted during the nine months ended September 30, 2007 and 2006 was $6.24 and $8.54, respectively. The total grant date fair value of our restricted stock distributed during the nine months ended September 30, 2007 and 2006 was $1.9 million and $7.0 million, respectively. The total fair value of restricted stock that vested during the nine months ended September 30, 2007 and 2006 was $1.5 million and $1.7 million, respectively. As of September 30, 2007, there was $3.4 million of unrecognized compensation costs related to our restricted stock awards. The weighted average period over which that cost is expected to be recognized is 2.26 years.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on the financial statements.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

2.             Acquisition and Disposition of Theme Parks

On July 31, 2007, we acquired all of the assets of Six Flags Discovery Kingdom (formerly Six Flags Marine World) that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000. The purchase price was allocated to the acquisition of the land that the park is situated on ($22,100,000), the real and personal property that was acquired ($9,146,000) and the elimination of the minority interest liability related to the joint venture ($11,513,000). The remaining costs in excess of the fair value of the assets that were acquired ($10,018,000) was recorded as goodwill. Goodwill will be deductible for tax purposes.

The following table reflects the unaudited pro forma net income (loss) and net income (loss) per share as if this transaction occurred on January 1, 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$96,242	$176,235	$(122,897)	$(107,224)
Net income (loss) applicable to common stock	$90,750	$170,743	$(139,374)	$(123,701)

Weighted average number of common shares outstanding - basic	94,690	94,352	94,670	94,194

Weighted average number of common shares outstanding - diluted	152,573	155,229	94,670	94,194

Net income (loss) per average common share outstanding - basic	$0.96	$1.81	$(1.47)	$(1.31)

Net income (loss) per average common share outstanding - diluted	$0.65	$1.16	$(1.47)	$(1.31)

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

In March 2007, we reversed $1.1 million of the $84.5 million non-cash impairment charge that we recorded against assets held for sale in connection with the Sale Parks in our condensed consolidated financial statements for the year ended December 31, 2006. The net proceeds from the sale were used to repay debt and for general corporate purposes.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

December 31, 2006
(in thousands)
Current assets	$6,718
Property, plant and equipment, net	205,836
Intangible assets, net	67,157
Other assets	1,599
Total assets held for sale	$281,310

Current liabilities	$1,970
Other liabilities	4,160
Total liabilities from discontinued operations	$6,130

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Operating revenue	$—	$77,883	$358	$117,151
Gain (loss) on sale of discontinued operation	—	—	(1,888)	761
Income (loss) from discontinued operations before income taxes	—	37,846	(12,539)	23,730
Impairment of assets held for sale	—	(1,048)	1,434	(32,863)
Net results of discontinued operations	$—	$36,798	$(12,993)	$(8,372)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

3.             Long-Term Indebtedness

(a)           On May 25, 2007, we entered into an amended and restated credit facility (the “Credit Facility”), which provides for the following: (i) an $850,000,000 term loan maturing in April 2015 ($847,875,000 of which was outstanding at September 30, 2007); (ii) revolving facilities totaling $275,000,000 (none of which was outstanding at September 30, 2007 (excluding letters of credit in the amount of $33,333,000) and (iii) an uncommitted optional term loan tranche of up to $300,000,000. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At September 30, 2007, the weighted average interest rate for borrowings under the term loan was 7.75%. Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility, is required to make quarterly principal repayments in the amount of $2,125,000 with all remaining principal due on April 30, 2015. The utilization of the revolving facilities is available until March 2013. The amended and restated credit agreement contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, financial covenants related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facilities and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations. During the second quarter of 2007, we recognized a net loss on debt extinguishment of $3,917,000 related to the costs paid to the underwriters in connection with the Credit Facility.

On May 25, 2007, we repaid amounts that were outstanding on our previous senior secured credit facility which included a $300,000,000 revolving credit facility ($65,000,000 and $45,000,000 of which was outstanding at May 25, 2007 and September 30, 2006, respectively), an $82,500,000 multi-currency facility (none of which was outstanding at May 25, 2007 or September 30, 2006 (excluding letters of credit in the amounts of $33,055,000 and $32,969,000 on those dates)) and a $655,000,000 term loan ($635,722,000 and $640,263,000 of which was outstanding as of May 25, 2007 and September 30, 2006, respectively). At September 30, 2006, the weighted average interest rate for borrowings under the revolving credit facility and the term loan was 8.58% and 8.73%, respectively. During the second quarter of 2007, we recognized a net loss on debt extinguishment of $5,656,000 for the write-off of debt issuance costs related to our previous senior secured credit facility.

(b)           During the three- and nine-months ended September 30, 2007, we repurchased $7,000,000 and $92,000,000, respectively, of senior unsecured notes, resulting in a net loss on extinguishment of debt of $1,509,000 and $2,292,000, respectively.

See Note 6 to Notes to Consolidated Financial Statements in the 2006 Annual Report for additional information regarding our indebtedness.

4.             Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not reopened since that time. We have determined that our carrying value of the assets destroyed is approximately $33.7 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property and business interruption insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage. Although the flood insurance provisions of the policies contain a $27.5 million sublimit, the separate “Named Storm” provision, which explicitly covers flood damage, is not similarly limited. Based on advice from our insurance advisors, we do not

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

believe the flood sublimit to be applicable. In December 2006, we commenced a declaratory action in Louisiana seeking judicial determination that the flood insurance sublimit is not applicable.

We have filed property insurance claims, including business interruption, with our insurers. We expect to recover therefrom an amount in excess of our net book value of the impaired assets, and have therefore established an insurance receivable in an amount equal to the carrying value of those assets, of $33.7 million plus $6.0 million in estimated business interruption coverage to compensate for costs incurred while the park has been closed. As of September 30, 2007, we have received payments from our carriers in the amount of $25.0 million bringing the total insurance receivable balance to $14.7 million at that date. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage will be correct.

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

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On September 30, 2007, we owned approximately 25.8% and 38.2%, respectively, of the limited partnership units in the Georgia and Texas partnerships. Pursuant to the 2007 annual offer, we purchased one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007. Approximately 0.52 units in the Texas partnership were tendered in 2006. The maximum unit purchase obligations for 2008 at both parks will aggregate approximately $305.1 million, representing approximately 54.5% of the outstanding units of the Georgia park and 45.5% of the outstanding units of the Texas park. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $12.6 million as a source of funds in the event Time Warner Inc. is required to honor its guarantee.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among other things, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA / Concord and Waterworld USA / Sacramento. On September 13, 2007, we reached an agreement to settle the case. Under the settlement, which covers the period from November 2001 to the present, we expressly deny any violation of California law governing employee meal and rest breaks or other wrongdoing. On September 28, 2007, we deposited into escrow $9,000,000 to be applied to the initial settlement fund which has been recorded in other expense. In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively. The settlement remains subject to final documentation as well as court approval.

On May 30, 2006, a civil action against us was commenced in the Superior Court for the Judicial District of New Britain, Connecticut. The plaintiff seeks damages against us for injuries to his face and head and loss of his vision in both eyes as a result of an accident that occurred on September 8, 2004 at Six Flags New England. The plaintiff, an employee of an on-site contractor at the time of the accident, alleges that he was injured while participating in efforts to free a jammed drive chain on a rollercoaster at the park. The contractor hired to oversee the drive chain removal is also a defendant in the litigation. Our self-insurance retention on the action is $2.5 million.

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California, County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, claiming that their services were wrongfully terminated. They assert the following causes of action:  (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) intentional interference with contractual relations, (iv) negligent interference with contractual relations, and (v) breach of fiduciary duty and constructive fraud. We filed an answer denying the claims and on October 1, 2007, we filed a

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

motion for summary judgment. Discovery is currently ongoing and we intend to vigorously defend the action. Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as the probability of the outcome is currently not determinable and the loss, if any, is not estimable.

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

On July 12, 2007, a civil action against us was commenced in the Circuit Court of Jefferson County, Kentucky. The plaintiff seeks damages against us as a result of an accident that occurred on June 21, 2007 in which the plaintiff was seriously injured on a ride at Six Flags Kentucky Kingdom. The plaintiff is seeking compensatory and punitive damages. Our self-insurance retention on the action is $3.0 million.

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

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own a 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to our Great Escape park near Lake George, New York, which opened in February 2006. At September 30, 2007, $31,734,000 was outstanding under the loan. On November 5, 2007, we refinanced the loan with a $33,000,000 term loan, the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee in respect of the loan, which becomes operative under certain limited circumstances, including in the event of any fraud or material misrepresentation of HWP Development LLC and certain other key parties in connection with the making of the loan and the filing of a voluntary bankruptcy by HWP Development LLC or its managing member (in which we own a 41% interest). Our limited guarantee will be released five years following

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit. In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited (except in limited circumstances involving, among others, fraud, gross negligence or willful misconduct).

For the three months ended September 30, 2007 and 2006, we have received or accrued $250,000 and $215,000, respectively, in management fee revenues from the joint venture. For the nine months ended September 30, 2007 and 2006, we have received or accrued $662,000 and $516,000, respectively, in management fee revenues from the joint venture. We had advanced the joint venture approximately $2.3 million, which was fully repaid as of August 2, 2007 as a result of a capital call. We contributed approximately $952,000 in the capital call.

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

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,429,000 and $1,825,000 as of September 30, 2007 and December 31, 2006, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

We own an approximate 40% interest in a venture that owns 100% of dick clark productions, inc. The other principle investor in the venture, Red Zone Capital Partners II, L.P., is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar. At September 30, 2007, we had accounted for our investment of $39,434,000 under the equity method and have included it in deposits and other assets in the accompanying condensed consolidated balance sheets.

During the quarter ended June 30, 2007, we exercised our option to acquire the minority interest of Six Flags Discovery Kingdom (formerly Six Flags Marine World) for approximately $52.8 million. The acquisition closed on July 31, 2007. See Note 2.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Theme park revenue	$465,185	$474,239	$860,646	$841,322
Theme park cash expenses	(228,361)	(213,168)	(591,161)	(551,981)
Aggregate park EBITDA	236,824	261,071	269,485	289,341
Minority interest in earnings - EBITDA	(27,481)	(32,137)	(44,442)	(49,062)
Equity in Operations of Investees - EBITDA	2,037	438	3,032	658
Corporate expenses	(12,764)	(12,673)	(40,393)	(53,818)
Stock-based compensation	(1,822)	(2,277)	(6,229)	(13,052)
Other income (expenses)	(13,116)	(232)	(13,306)	(11,536)
Equity in Operations of Investees	(2,087)	(582)	(3,600)	(1,120)
Minority interest in earnings – depreciation and other expense	907	1,220	3,337	3,660
Depreciation and amortization	(35,394)	(33,974)	(103,344)	(98,780)
Loss on fixed assets	(6,179)	(820)	(11,344)	(20,104)
Net loss on debt extinguishment	(1,509)	—	(11,865)	—
Interest expense	(49,044)	(51,468)	(153,330)	(151,210)
Interest income	1,227	1,163	2,837	2,528
Loss from continuing operations before income taxes	$91,599	$129,729	$(109,162)	$(102,495)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first nine months of 2007 and 2006:

	(in thousands)
	Domestic	Foreign	Total
2007
Long-lived assets	$2,592,700	$150,290	$2,742,990
Revenue	780,962	79,684	860,646
2006
Long-lived assets	$2,587,448	$145,505	$2,732,953
Revenue.	765,675	75,647	841,322

Long-lived assets include property and equipment and intangible assets.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Components of Net Periodic Benefit Cost

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$177,000	$166,000	$533,000	$2,072,000
Interest cost	2,283,000	2,206,000	6,847,000	6,756,000
Expected return on plan assets	(2,487,000)	(2,362,000)	(7,462,000)	(7,084,000)
Amortization of prior service cost	8,000	9,000	24,000	69,000
Recognized net actuarial loss	41,000	85,000	124,000	585,000
Curtailment loss	—	—	—	3,125,000
Total net periodic benefit cost	$22,000	$104,000	$66,000	$5,523,000

Weighted-Average Assumptions Used To Determine Net Cost

Discount rate	5.875%	5.750%	5.875%	5.750%
Rate of compensation increase	4.000%	4.000%	4.000%	4.000%
Expected Return on plan assets	7.500%	8.000%	7.500%	8.000%

Employer Contributions

During the nine months ended September 30, 2007, we made pension contributions of approximately $6,965,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and nine-month periods ended September 30, 2007 are not indicative of the results expected for the full year. In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while a certain level of expense is incurred throughout the year.

After giving effect to the sale of the Sale Parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada and our New Orleans park, which did not operate in 2007. The Sale Parks, as well as previously sold parks, are reflected as discontinued operations on our income statement. The assets and liabilities of the recently sold seven parks are reflected on the December 31, 2006 balance sheet as assets held for sale and liabilities of discontinued operations, respectively.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53% of total revenues in the first nine months of 2007) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks as well as sponsorship revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two designees of Red Zone became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors approved substantial changes to senior management, including several Park Presidents (formerly referred to as General Managers) and new management has begun to effectuate a series of long-term operating initiatives, including: (i) expanding the family entertainment offering of the parks, which includes a reduced capital expenditure program focused on family-friendly rides, adding additional shows, parades, fireworks and character events utilizing the Warner Bros. and DC Comics licensed properties as well as originally developed and/or acquired properties, (ii) enhancing the guest experience by improving overall guest service as well as the appearance and cleanliness of the parks by increasing the quantity and quality of our staffing, (iii) growing sponsorship and promotional revenues as well as driving increased value from admissions and in-park revenues, (iv) redesigning our advertising campaigns to drive increased attendance from our three core segments — parents, teens/young adults and “tweens” and (v) reviewing our asset base to determine whether any non-core assets, including underutilized land, should be sold.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The 2006 Annual Report discusses our most critical accounting policies. Since December 31, 2006, there have been no material developments with respect to any critical accounting policies discussed in the 2006 Annual

Report. However, as described in Note 1 to Notes to Condensed Consolidated Financial Statements, certain new accounting pronouncements have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three- and nine-month periods ended September 30, 2007 and 2006 were as follows (in thousands, except per capita total revenue):

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2007	2006	Change (%)	2007	2006	Change (%)
Total revenue	$465,185	$474,239	(2)	$860,646	$841,322	2
Operating expenses	140,292	131,919	6	353,593	347,550	2
Selling, general and administrative	63,704	57,925	10	211,238	200,683	5
Costs of products sold	38,951	38,274	2	72,952	70,618	3
Depreciation and amortization	35,394	33,974	4	103,344	98,780	5
Loss on fixed assets	6,179	820	N/A	11,344	20,104	(44)
Income from operations	180,665	211,327	(15)	108,175	103,587	4
Interest expense, net	(47,817)	(50,305)	(5)	(150,493)	(148,682)	1
Minority interest in earnings	(26,574)	(30,917)	(14)	(41,105)	(45,402)	(9)
Equity in operations of investees	(50)	(144)	(65)	(568)	(462)	23
Net loss on debt extinguishment	(1,509)	—	N/A	(11,865)	—	N/A
Other expense	(13,116)	(232)	N/A	(13,306)	(11,536)	15
Income (loss) from continuing operations before income taxes	91,599	129,729	(29)	(109,162)	(102,495)	7
Income tax expense	1,921	1,783	8	4,116	3,985	3
Income (loss) from continuing operations	$89,678	$127,946	(30)	$(113,278)	$(106,480)	6

Other Data:
Attendance	11,959	12,316	(3)	22,055	22,091	(0)
Per capita total revenue	$38.90	$38.51	1	$39.02	$38.08	2

Three months ended September 30, 2007 vs. Three months ended September 30, 2006

Revenue in the third quarter of 2007 totaled $465.2 million compared to $474.2 million for the third quarter of 2006, representing a 2% decrease. The decrease arose out of a 0.4 million (3%) decrease in attendance, primarily due to a reduction in promotional attendance and groups, partially offset by a $0.39 (1%) increase in total revenue per capita (representing total revenue divided by total attendance). The attendance decrease stemmed from decreased performance levels in July which experienced a 0.5 million (9%) drop in attendance compared to the prior year reflecting unfavorable weather, one less Saturday in the operating calendar and extensive national media coverage of a ride-related accident at our park in Kentucky. Total revenue per capita growth reflects increased sponsorship revenue and food and beverage, parking, games and other in-park revenues. Per capita guest spending, which excludes sponsorship and other revenues not related to guest spending, increased $0.04 (0%) to $37.13 from $37.09 in the third quarter of 2006. Admissions revenue per capita decreased $0.38 (2%) in the third quarter of 2007, compared to the prior year, and was driven primarily by price and ticket mix. Increased revenues from food and beverage, parking, games and other guest services resulted in a $0.42 (3%) increase in non-admissions guest spending in the third quarter of 2007 compared to the third quarter of 2006.

Operating expenses for the third quarter of 2007 increased $8.4 million (6%) compared to expenses in the third quarter of 2006. The increase includes: (i) an anticipated increase in salaries and wages ($3.0 million) primarily related to our continued focus on guest service and diversified product offerings, (ii) an increase in employee benefits ($2.7 million), primarily reflecting increased employee benefit costs and employee recruiting efforts and (iii) an increase in repair and maintenance costs ($1.7 million) related to the timing of completing several planned projects.

Selling, general and administrative expenses for the third quarter of 2007 increased $5.8 million (10%) compared to the third quarter of 2006. The increase primarily reflects (i) an anticipated increase in marketing expenses ($9.9 million) related to our enhanced marketing and promotional programs and (ii) increased consulting services ($2.4 million) related to our labor optimization efforts, partially offset by a reduction in insurance expenses ($7.8 million) primarily related to a reduction in our insurance reserve for guest claims based on claims experience trends.

Costs of products sold in the third quarter of 2007 increased $0.7 million (2%) compared to costs for the third quarter of 2006, primarily related to the increase in sales with our brand name food partners. As a percentage of our in-park guest spending, cost of sales increased slightly in the third quarter of 2007.

Depreciation and amortization expense for the third quarter of 2007 increased $1.4 million (4%) compared to the third quarter of 2006. The increase was attributable to our on-going capital program.

Loss on fixed assets increased by $5.4 million in the third quarter of 2007 compared to the prior year period primarily related to the disposal of a roller coaster in our Jackson, New Jersey theme park.

Interest expense, net decreased $2.5 million (5%) compared to the third quarter of 2006, reflecting lower interest rates in the third quarter of 2007.

Minority interest in earnings, which reflects the third party share of the operations of the parks that were not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), decreased by $4.3 million (14.0%) compared to the third quarter of 2006 primarily related to our purchase of the minority interest in Six Flags Discovery Kingdom that was effective July 31, 2007 partially offset by the increase in the partnership distributions at Six Flags Over Texas and Six Flags Over Georgia.

Income tax expense was $1.9 million for the third quarter of 2007 compared to $1.8 million for the third quarter of 2006, primarily reflecting income tax on earnings in Mexico and the effect of a new income tax applicable to our parks located in Texas.

Nine months ended September 30, 2007 vs. Nine months ended September 30, 2006

Revenue in the first nine months of 2007 totaled $860.6 million compared to $841.3 million for the first nine months of 2006, representing a 2% increase. The increase arose out of a $0.94 (2%) increase in total revenue per capita (representing total revenue divided by total attendance) on flat attendance despite 2% fewer operating days. Total revenue per capita growth reflects increased sponsorship revenues and increased food and beverage, parking, rentals, games and other in-park revenues. Per capita guest spending, which excludes sponsorship and other revenues not related to guest spending, increased $0.44 (1%) to $36.91 from $36.47 in the first nine months of 2006. Admissions revenue per capita decreased $0.07 (0%) in the first nine months of 2007, compared to the prior year, driven primarily by price and ticket mix. Increased revenues from food and beverage, parking, rentals, games and other guest services resulted in a $0.52 (3%) increase in non-admissions guest spending in the first nine months of 2007 compared to the first nine months of 2006.

Operating expenses for the first nine months of 2007 increased $6.0 million (2%) compared to expenses in the first nine months of 2006. The increase includes: (i) an anticipated increase in salaries and wages ($4.2 million) primarily related to our continued focus on guest service and diversified product offerings partially offset by severance payments made to several Park Presidents (formerly referred to as General Managers) in the first quarter of 2006, (ii) increased utility costs ($1.7 million), (iii) increased credit card fees ($1.4 million) related to an increase in on-line ticket and season pass sales and (iv) increased rent expense ($0.5 million) related to the recognition of straight-line rent expense on several of our real estate leases. These increases are partially offset by a reduction in (i) outside services ($1.6 million) primarily related to the cancellation of a hotel project in 2006 and (ii) a reduction in repairs and maintenance costs ($1.5 million).

Selling, general and administrative expenses for the first nine months of 2007 increased $10.6 million (5%) compared to the first nine months of 2006. The increase primarily reflects our planned increase in advertising expenses ($27.8 million) partially offset by (i) a decrease in salaries and wages ($11.3 million) related to the reduction of stock-based compensation ($6.8 million) primarily due to the issuance of restricted stock and the early vesting of options in the first quarter of 2006 for our former Chief Financial Officer pursuant to the terms of his termination agreement and decreases in salaries and wages ($4.5 million) primarily related to the severance expenses recorded in the first quarter of 2006 from the management change and (ii) a reduction in insurance expenses ($8.3 million) primarily related to a reduction in our insurance reserve for guest claims based on claims experience trends.

Costs of products sold in the first nine months of 2007 increased $2.3 million (3%) compared to costs for the first nine months of 2006, reflecting primarily the increase in in-park revenues. As a percentage of our in-park guest spending, cost of sales was flat in the first nine months of 2007.

Depreciation and amortization expense for the first nine months of 2007 increased $4.6 million (5%) compared to the first nine months of 2006. The increase was attributable to our on-going capital program.

Loss on fixed assets decreased by $8.8 million (44%) in the first nine months of 2007 compared to the prior year period primarily related to new management’s decision in the prior year period to write-off and dispose of certain rides and attractions.

Interest expense, net, increased $1.8 million (1%) compared to the first nine months of 2006, reflecting the write-off of debt issuance costs paid to third parties for our new credit facility partially offset by lower average debt levels during the first nine months of 2007.

Minority interest in earnings, which reflects the third party share of the operations of the parks that were not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), decreased $4.3 million (9%) primarily related to our purchase of the minority interest in Six Flags Discovery Kingdom that was effective July 31, 2007 partially offset by the increase in the partnership distributions at Six Flags Over Texas and Six Flags Over Georgia.

Income tax expense was $4.1 million for the first nine months of 2007 compared to $4.0 million for the first nine months of 2006, primarily reflecting income tax on earnings in Mexico and the effect of a new income tax applicable to our parks located in Texas.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends and payments to our partners in the Partnership Parks. We did not pay a dividend on our common stock during 2006, nor do we expect to pay such dividends in 2007. We believe that, based on historical and anticipated operating results and cash flows from operations, available cash and available amounts under our Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next twelve months. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks. See Item 1A contained in the 2006 Annual Report. In that case, we may be unable to borrow under our Credit Facility and/or need to seek additional financing. In addition, we expect to refinance all or a portion of our existing debt on or prior to maturity and potentially to seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing. See “Cautionary Note Regarding Forward-Looking Statements.”

At September 30, 2007, our total debt aggregated $2.3 billion, of which approximately $9.9 million is scheduled to mature prior to September 30, 2008. As of September 30, 2007, we had no borrowings under the revolving facility portions of our Credit Facility (excluding letters of credit in the amount of $33.3 million). Based on interest rates at September 30, 2007 for floating rate debt and anticipated levels of working capital, annual cash interest payments for 2007 will aggregate approximately $200.0 million. In addition, annual dividend payments on our outstanding preferred stock will total $20.8 million, payable at our option in cash or shares of common stock. We plan on spending approximately $110.0 million on capital expenditures for the 2007 calendar year. At September 30, 2007, we had approximately $105.4 million of unrestricted cash and $241.7 million available under our Credit Facility, which takes into account letters of credit in the amount of $33.3 million that were then outstanding under the revolving facility portions of our Credit Facility.

In May 2007, we entered into the Credit Facility, which consists of an $850.0 million Tranche B term loan maturing in April 2015 and revolving facilities totaling $275.0 million maturing in March 2013. We used the proceeds from the new Credit Facility to refinance amounts outstanding under our previous senior secured credit facility and the remaining proceeds were used for working capital and general corporate purposes. Note 3(a) to Notes to Condensed Consolidated Financial Statements.

Due to the seasonal nature of our business, we are largely dependent upon our revolving facilities totaling $275.0 million to fund off-season expenses. Our ability to borrow under the revolving facilities is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change. If we were to become unable to borrow under the revolving facilities, we would likely be unable to pay in full our off-season obligations. The terms and availability of the Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect to our indebtedness.

During the nine months ended September 30, 2007, net cash provided by operating activities was $18.2 million. Net cash provided by investing activities in the first nine months of 2007 was $86.8 million, consisting primarily of the proceeds from the Sale Parks, partially offset by capital expenditures, the $52.8 million acquisition of the minority interest in Six Flags Discovery Kingdom (formerly Six Flags Marine World) and the $39.7 million acquisition of our 40% equity interest in a venture that owns 100% of dick clark productions, inc. Net cash used in financing activities in the first nine months of 2007 was $24.3 million, representing primarily the refinancing of our previous senior secured credit facility, the purchase of portions of our outstanding senior unsecured debt, the payment of debt issuance costs related to the Credit Facility and the payment of dividends, partially offset by the proceeds from the Credit Facility.

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

Changes In Off-Balance Sheet Arrangements and Other Obligations

As part of the transaction to sell the Sale Parks to PARC 7F-Operations Corporation, we entered into a limited rent guarantee of up to $10.0 million of the buyer’s obligation to a third party, which has been recorded in other long-term liabilities at its estimated fair value of $1.4 million.

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

During the quarter ended June 30, 2007, the Company exercised its option to acquire the minority interest of Six Flags Discovery Kingdom (formerly Six Flags Marine World) for approximately $52.8 million. The acquisition closed on July 31, 2007.

We are party to various legal actions arising in the normal course of business. See Note 4 to Notes to Condensed Consolidated Financial Statements for information on certain significant litigation.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, there have been no material changes in our market risk exposure from that disclosed in the 2006 Annual Report.

Item 4.           Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2006 Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (“June Quarterly Report”). The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with the 2006 Annual Report and the June Quarterly Report.

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among other things, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA / Concord and Waterworld USA / Sacramento. On September 13, 2007, we reached an agreement to settle the case. Under the settlement, which covers the period from November 2001 to the present, we expressly deny any violation of California law governing employee meal and rest breaks or other wrongdoing. On September 28, 2007, we deposited into escrow $9,000,000 to be applied to the initial settlement fund which has been recorded in other expense. In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively. The settlement remains subject to final documentation as well as court approval.

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

SIX FLAGS, INC.
(Registrant)

/s/ Mark Shapiro
Mark Shapiro
President and Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and
Chief Financial Officer

Date:   November 9, 2007

EXHIBIT INDEX

Exhibit No.	Description	Paper (P) or Electronic (E)

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E

* Filed herewith