Form 10-K
period 2007-12-31
SIX FLAGS, INC.
filed 2008-03-13
CIK 701374

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-13703

SIX FLAGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995059 (IRS Employer Identification No.)
1540 Broadway, 15th Fl., New York, NY 10036 (Address of principal executive offices)
Registrant's telephone number, including area code: (212) 652-9403

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.025 per share	New York Stock Exchange
Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7 1/4% Convertible Preferred Stock	New York Stock Exchange

          Securities registered pursuant to Sec. 12(g) of the Act: NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $77,710,227. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest most practicable date: The number of shares of common stock, par value $0.025 per share, of the registrant outstanding as of March 1, 2008 was 95,239,728 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required in Part III by Item 10, as to directors, and by Items 11, 12, 13 and 14 is incorporated by reference to the registrant's proxy statement for the 2008 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2007 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) our belief that cash flows from operations, available cash and available amounts under our credit facility will be adequate to meet our future liquidity needs for at least the next several years and (ii) our expectation to refinance all or a portion of our existing debt on or prior to maturity.

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

  •
  changes in consumer spending patterns;

  •
  pending, threatened or future legal proceedings; and

  •
  the other factors that are described in "Risk Factors."

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

*        *        *        *        *

  •
  As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms "we," "our" or "Six Flags" refer collectively to Six Flags, Inc. and its consolidated subsidiaries.

  •
  Looney Tunes characters, names and all related indicia are trademarks of Warner Bros.© 2008, a division of Time Warner Entertainment Company, L.P. Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics© 2008. Cartoon Network and logo are trademarks of Cartoon Network© 2008. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc.© 2008, a subsidiary of Six Flags. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc.© 2008, a subsidiary of Six Flags.

PART I

ITEM 1.    BUSINESS

Introduction

        We are the largest regional theme park operator in the world. The 20 parks we operated in 2007 (excluding our New Orleans park, which has been closed since Hurricane Katrina in 2005 and the seven parks we sold in April 2007 (the "Sale Parks")) had attendance of approximately 24.9 million during the 2007 season.

        In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. We have worldwide ownership of the "Six Flags" brand name. To capitalize on this name recognition, 18 of our parks (excluding Six Flags New Orleans and the Sale Parks) are branded as "Six Flags" parks.

        We hold exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico and other countries of certain Warner Bros. and DC Comics characters. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others. In addition, we have certain rights to use the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, The Flintstones and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

        Our parks are located in geographically diverse markets across North America. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets. In the aggregate, during 2007 our theme parks (excluding the Sale Parks) offered more than 840 rides, including over 130 roller coasters, making us the leading provider of "thrill rides" in the industry.

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

Management and Operational Changes

        Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two persons proposed by Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives.

        During the first season following the change, new management concentrated on (i) improving the guest experience by improving the overall appearance and cleanliness of the parks; (ii) increasing per capita revenue, including by partnering with well known brand names such as Papa John's and Cold Stone Creamery and (iii) building a corporate alliance team.

        During the second year of these initiatives, we (i) implemented a capital plan designed to broaden the family offerings in our parks, such as Wiggles Worlds, Thomas the Tank Engine attractions, Cirque Coobrila, Tony Hawk Spinning Coasters and Operation Spy Girl, (ii) implemented staffing initiatives to improve recruiting, training, retention and efficiency, all designed to further improve the guest experience, (iii) continued to grow per capita revenue including by partnering with well known brand names such as Johnny Rockets and Kodak and (iv) invested in information technology infrastructure designed to not only improve systems, such as ticketing, point of sale and our website, but also to improve our ability to offer more diverse entertainment and revenue streams with Six Flags television and radio within the parks.

        Our plan for 2008 includes (i) the launch of a new attraction program with eight coasters for eight parks, (ii) the addition of Wiggles Worlds and Thomas the Tank Engine attractions at certain of our parks, (iii) a more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (iv) a reduction in operating expenses through a decrease in full time employees and labor savings expected as a result of the expansion of the 2007 staffing initiatives and (v) continued growth in guest spending as well as sponsorship and international opportunities.

        These initiatives have not been fully implemented and even when fully implemented, there can be no assurance that they will result in increased attendance and/or revenue. See "Risk Factors—Implementation of new operational plan—a change in our strategy may adversely impact our operations" and "—New Executive Officers/Board of Directors—our new management does not have proven success with Six Flags."

Recent Developments

  Early Adoption of EITF Topic D-98

        We have elected to early adopt Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," as amended at the March 12, 2008 meeting of the EITF. As a result of this change, we have reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as "mezzanine equity," which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value. In the future, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash. This accounting change did not affect our statement of operations or statement of cash flows. Comparative financial statements of prior years have been adjusted to apply this new method retrospectively. See Note 1(w) to Notes to Consolidated Financial Statements.

  Acquisition of Minority Interests

        On July 31, 2007, we acquired the minority interests in Six Flags Discovery Kingdom that were held by our partner, the City of Vallejo, California, for a cash purchase price of approximately $52.8 million. See Note 2 to Notes to Consolidated Financial Statements.

        On June 18, 2007, we acquired a 40% interest in a venture that owns dick clark productions, inc. ("DCP") for a net investment of approximately $39.7 million. We intend to use the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, to provide additional product offerings in our parks. In addition, we believe that our investment in DCP provides us additional sponsorship and promotional opportunities. Red Zone Capital Partners II, L.P. ("Red Zone"), a

private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of our Board of Directors, is the majority owner of the parent of DCP. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest was approximately 39.2% at December 31, 2007.

  International Licensing

        We have entered into an agreement with Tatweer Dubai LLC, a member of Dubai Holding ("Tatweer"), to create a Six Flags-branded theme park in Dubai. Pursuant to the agreement, we will provide design and development services for the creation of the park, which will be operated and managed by Tatweer or its affiliate. We also granted Tatweer the exclusive right to use our brand in certain countries for certain time periods including the United Arab Emirates for twenty-five years. As consideration for our services and the exclusivity rights granted in the agreement, we will receive fees over the exclusivity and design and development periods plus an ongoing royalty fee once the Dubai park opens.

  Debt Refinancing

        In May 2007, we entered into an amended and restated credit facility (the "Credit Facility") providing for (i) an $850 million term loan maturing in April 2015, (ii) revolving credit facilities totaling $275 million, expiring in March 2013, and (iii) an uncommitted optional term loan tranche of up to $300 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources."

        The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facilities and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.

  Park Sales

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of our subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, subject to adjustment, and a note receivable for $37 million. Pursuant to the purchase agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the Sale Parks of up to $10 million, decreasing by one million dollars annually. The Sale Parks were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City theme park and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA.

        We recorded a non-cash impairment charge against assets held for sale in connection with this transaction in our consolidated financial statements for the year ended December 31, 2006 in the amount of $84.5 million. The net proceeds from the sale were used to repay indebtedness, fund capital expenditures and acquire the minority interests in Six Flags Discovery Kingdom and DCP, described above.

  Six Flags New Orleans

        Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not opened since that time, and will not open during the 2008 season. We have determined that our carrying value of the assets destroyed is approximately $34.0 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage.

        The flood insurance provisions of the policies contain a $27.5 million sublimit. In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate "Named Storm" peril. While the separate Named Storm provision of our insurance policies explicitly covers flood damage and does not contain a separate sublimit, in February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision. We intend to appeal this ruling. In the event the sublimit is ultimately applied to our claim, the claims adjustment process will require determination of the actual amount of our loss and the portion caused by wind which is not subject to any sublimit.

        We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $12.2 million at December 31, 2007, which reflects part of our claim for business interruption and the destroyed assets. The receivable is net of $26.5 million in payments received from our insurance carriers. Subsequent to December 31, 2007, we received a $1.0 million payment from our insurance carriers and received additional payments of approximately $6.0 million related to a notification from our insurance companies' adjuster that we would receive that amount as an advance payment of the actual cash value of losses incurred for wind damage. We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks. Our receivable, net of 2008 cash receipts and the planned advance payment for wind damage, totals $5.2 million, which we, at a minimum, expect to recover from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of wind losses, business interruption and administrative claims. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor's assets. We cannot be certain that our current estimates of the extent of the damage are correct.

Description of Parks

  Six Flags America

        Six Flags America is a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland). The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population of approximately 7.5 million people within 50 miles and 12.7 million people within 100 miles. Based on a 2006 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 24 DMAs in the United States, respectively.

        Six Flags America is located on a site of 523 acres, with 131 acres currently used for park operations.(1) Approximately 300 acres of the balance of the site are available for future development, as well as the potential to develop complementary operations. We may also determine to dispose of some of the additional acreage not necessary for the park's operations.

(1)
Acreage figures for park operations as used in this section captioned "Description of Parks" include land used for parking, support facilities and other ancillary uses.

        Six Flags America's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in

Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

  Six Flags Discovery Kingdom

        Six Flags Discovery Kingdom (formerly Six Flags Marine World) features rides, marine mammals and land animals and is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population of approximately 5.7 million people within 50 miles and approximately 10.9 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 18 DMAs in the United States, respectively. Prior to July 2007, we operated the park in a partnership with the City of Vallejo. In July 2007, we purchased all of the City of Vallejo's interest in the park for approximately $52.8 million.

        Six Flags Discovery Kingdom is located on approximately 137 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks, birds and reptiles, tropical and cold water fish and marine invertebrates, all featured in a variety of exhibits and participatory attractions.

        Six Flags Discovery Kingdom's principal competitors are Aquarium of the Bay at Pier 39 in San Francisco, Great America in Santa Clara, Gilroy Gardens in Gilroy and Outer Bay at Monterey Bay Aquarium. These attractions are located approximately 30, 60, 100 and 130 miles from Six Flags Discovery Kingdom, respectively.

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

  Six Flags Great Adventure, Six Flags Hurricane Harbor and Six Flags Wild Safari

        Six Flags Great Adventure, the separately gated adjacent Six Flags Hurricane Harbor, and Six Flags Wild Safari are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles northeast of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 13.9 million people within 50 miles and approximately 28.2 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

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

  Six Flags Great America

        Six Flags Great America is a combination theme and water park, located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.8 million people within 50 miles and approximately 13.7 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 34 DMAs in the United States, respectively.

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

  Six Flags Kentucky Kingdom

        Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky. Of the 58 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by us. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.8 million people within 100 miles. The Louisville and Lexington markets are the number 49 and number 65 DMAs in the United States.

        Six Flags Kentucky Kingdom's significant direct competitors are Kings Island, located near Cincinnati, Ohio, approximately 130 miles from the park and Holiday World located in Santa Claus, Indiana, approximately 75 miles from the park.

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

  Six Flags Mexico

        In May 1999, we acquired Reino Aventura, the largest paid admission theme park in Mexico, which was rebranded as Six Flags Mexico in 2000. The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which we occupy on a long-term basis pursuant to a concession agreement with the Federal District of Mexico.

        The park's primary market includes Mexico City, Cuernavaca, Puebla and Toluca. This market provides the park with a permanent resident population of approximately 25 million people within 50 miles of the park and approximately 35 million people within 100 miles of the park. Six Flags Mexico's principal competitors are the Mexico City Zoo and Chapultepec, an amusement park located in Mexico City.

  Six Flags New England

        Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston. The primary market for Six Flags New England includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.2 million people within 50 miles and 15.6 million people within 100 miles. Springfield, Providence, Hartford/New Haven and Boston are the number 107, number 49, number 28 and number 7 DMAs in the United States, respectively. Six Flags New England is comprised of approximately 244 acres, with approximately 126 acres currently used for park operations. A substantial portion of the excess land is not suitable for development due to wetlands and other restrictions.

        Six Flags New England's significant direct competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, our park located in Lake George, New York, approximately 150 miles from Six Flags New England.

  Six Flags New Orleans

        Six Flags New Orleans, a theme park located in New Orleans, Louisiana, was extensively damaged by Hurricane Katrina, has not opened since that storm and will not open during the 2008 season. The facility is located on approximately 140 acres. We lease, on a long-term basis, the land on which the park is located together with most of the rides and attractions existing at the park. We also own a separate 86 acre parcel. See "Recent Developments—Six Flags New Orleans."

  Six Flags Over Georgia and Six Flags White Water Atlanta

        Six Flags Over Georgia is located on approximately 283 acres, 20 miles outside of Atlanta, Georgia. The Atlanta, Georgia market provides the park with a permanent resident population of approximately 5.1 million people within 50 miles and approximately 8.2 million people within 100 miles. The Atlanta market is the number 9 DMA in the United States.

        In May 1999, the partnership that owns Six Flags Over Georgia purchased White Water Atlanta, a water park and related entertainment park located approximately 20 miles from the theme park. Six Flags White Water Atlanta is located on approximately 69 acres. Approximately 12 acres remain undeveloped.

        Six Flags Over Georgia's primary competitors include the Georgia Aquarium located in Atlanta, Georgia, Carowinds in Charlotte, North Carolina, located approximately 250 miles from the park, Alabama Adventure in Birmingham, Alabama, located approximately 160 miles from the park, Dollywood in Pigeon Forge, Tennessee, located approximately 200 miles from the park and Wild Adventures in Valdosta, Georgia, located approximately 240 miles from the park. Six Flags White Water's primary competitors include Sun Valley Beach in Powder Springs, Georgia, Atlanta Beach in Jonesboro, Georgia,

Lake Lanier Islands Resort in Lake Lanier Islands, Georgia and Dollywood's Splash Country in Pigeon Forge, Tennessee. These competitors are located approximately 15, 40, 45 and 250 miles away from the water park, respectively. The Georgia Limited Partner owns the theme park site of approximately 283 acres, including approximately 50 acres of usable, undeveloped land, all of which is leased to Six Flags Over Georgia II, L.P. (the "Georgia Partnership").

        Partnership Structure.    The Georgia park is owned (excluding real property) by the Georgia Partnership of which our wholly-owned subsidiary is the 1% managing general partner. The 99% limited partner (the "Georgia Limited Partner") is unaffiliated with us except that we own approximately 26% of the limited partnership units in the Georgia Limited Partner. We purchased approximately 25% of the units in a tender offer in 1997 at an aggregate price of $62.7 million. The Georgia partnership arrangements expire in 2027. See "Business—Partnership Park Arrangements" for a more detailed discussion of our obligations under these arrangements.

  Six Flags Over Texas and Six Flags Hurricane Harbor

        Six Flags Over Texas and the separately gated Six Flags Hurricane Harbor are located across Interstate 30 from each other in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the parks with a permanent resident population of approximately 6.0 million people within 50 miles and approximately 7.1 million people within 100 miles. The Dallas/Fort Worth market is the number 7 DMA in the United States.

        Six Flags Over Texas' principal competitors include Sea World of Texas and our Six Flags Fiesta Texas park, both located in San Antonio, Texas, approximately 285 miles from the park. Six Flags Hurricane Harbor's primary competitors are NRH2O Waterpark in Richland Hills, Texas, The Great Wolf Lodge in Grapevine, Texas and Hawaiian Falls Waterpark, scheduled to open in May 2008 in Mansfield, Texas. The Texas Limited Partner (as defined below) owns a site of approximately 217 acres of which 187 acres are used for the theme park. The 217 acres are leased to Texas Flags, Ltd. (the "Texas Partnership"). In addition, we own directly approximately 47 acres, of which approximately 45 acres are currently used for Hurricane Harbor and 2 acres remain undeveloped.

        Partnership Structure.    Six Flags Over Texas is owned (excluding real property) by the Texas Partnership, a limited partnership of which the 1% managing general partner is our wholly-owned subsidiary. The 99% limited partner (the "Texas Limited Partner") is unaffiliated with us except that we own approximately 38% of the limited partnership units in the Texas Limited Partner. We purchased approximately 33% of the units in a tender offer in 1998 at an aggregate price of $126.2 million. Six Flags Hurricane Harbor is 100% owned by us and is not included in these partnership arrangements. The Texas partnership arrangements expire in 2028. See "Business—Partnership Park Arrangements" for a more detailed discussion of our obligations under these arrangements.

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

  La Ronde

        La Ronde, a theme park located in the City of Montreal, is located on the 146 acre site of the 1967 Montreal Worlds Fair. Montreal has a metropolitan population of approximately 3.7 million and is a major tourist destination. This market provides the park with a permanent resident population of approximately 4.3 million people within 50 miles of the park and 5.8 million people within 100 miles. The park's competitors are the Quebec City Water Park, our park at Lake George, The Great Escape, and Canada's Wonderland, approximately 130, 170 miles and 370 miles respectively from La Ronde.

  The Great Escape and Six Flags Great Escape Lodge & Indoor Waterpark

        The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population of approximately 1.1 million people within 50 miles of the park and 3.1 million people within 100 miles. According to information released by local governmental agencies, more than 7.9 million tourists visited Warren County, which includes the Lake George area, in 2006. The Albany market is the number 55 DMA in the United States.

        In February 2006, the Six Flags Great Escape Lodge & Indoor Waterpark, which is located across from The Great Escape & Splashwater Kingdom, opened. In addition to a 200 suite hotel, the facility features a 38,000-square foot indoor water park. The facility is owned by a joint venture in which we hold an approximate 41% interest. We also manage the facility for a management fee equal to 3% of the hotel's gross receipts and receive a guaranteed payment equal to 2% of the hotel's gross receipts for certain other services. We have issued a limited guarantee of the payment of a $33.0 million term loan incurred by the joint venture, which becomes operative under certain limited circumstances, including the filing by the joint venture of voluntary bankruptcy. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity, Capital Commitments and Resources—Off-balance sheet arrangements and aggregate contractual obligations."

        The Great Escape is located on a site of approximately 345 acres, with approximately 132 acres currently used for park operations. Approximately 27 undeveloped acres are suitable for park expansion. The Great Escape's primary direct competitor is Six Flags New England, our park located near Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

Partnership Park Arrangements

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks"). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $60.6 million in 2008 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2008 approximately $19.9 million based on our present ownership of approximately 26% of the Georgia Limited Partner and approximately 38% of the Texas Limited Partner at December 31, 2007), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the "Specified Prices"). As of December 31, 2007, we owned approximately 26% and 38% of the Georgia Limited Partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 74% and 62% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $415.3 million. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2008 would result in an aggregate payment by us of approximately $305.1 million.

        In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $12.7 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Partnership Park Obligations" and Note 12 to Notes to Consolidated Financial Statements.

Marketing and Promotion

        We attract visitors through multi-media marketing and promotional programs for each of our parks. The national programs are designed to market and enhance the Six Flags brand name. In 2008, we plan to reduce marketing related expenses. The reduction reflects a higher level of online marketing, compared to radio, and a concentration of media spending in the spring and early summer season. Regional and local programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. Marketing programs are supervised by our Executive Vice President, Entertainment and Marketing, with the assistance of our senior management and advertising agencies.

        We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.

        Group sales and pre-sold tickets (excluding season passes) represented approximately 32% of aggregate attendance in the 2007 season at our parks. Each park has a group sales and pre-sold ticket director and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

        Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2007 season, season pass attendance constituted approximately 28% of the total attendance at our parks.

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

Licenses

        We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to basic license fees ($3.0 million for Warner Bros. and $0.3 million for Hannah-Barbera and other licenses in 2007), we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. The royalty fee is generally equal to 12% of the final landed cost to Six Flags of the merchandise. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

        In connection with our investment in DCP, we obtained a license to use stills and clips from the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, in our parks as well as for the promotion and advertising of our parks. In certain cases, our right to use these properties is subject to the consent of third parties with interests in such properties. The term of the license is for the longer of seven years or the date that we cease to hold 50% of our original investment in DCP.

Park Operations

        We currently operate in geographically diverse markets in North America. Each park is managed by a park president who reports to one of our three regional vice presidents. The park president is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

        Each park president also directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance, in-park food, beverage, merchandising and games, marketing and promotion, human resources and finance. Finance directors at our parks report to the Senior Vice President, Finance and Chief Accounting Officer, and with their support staff provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenues and free cash flow.

        Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open during weekends prior to and following their daily seasons, often in conjunction with themed events (such as FrightFest® and Holiday in the Park®). Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

        See Note 13 to Notes to Consolidated Financial Statements for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements

        We regularly make capital investments for new rides and attractions at our parks. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. For example, our new entertainment initiatives for 2008 include, among others, (i) building three coasters themed after the new Batman movie "The Dark Knight"™, (ii) adding Wiggles Worlds at two parks including rides and attractions featuring the popular children's entertainers, The Wiggles, (iii) adding Thomas the Tank Engine attractions at two of our parks and (iv) expanding on our existing relationship with Tony Hawk by introducing Tony Hawk-themed family spinning coasters at two parks. Also, an additional coaster is planned for each of Six Flags Fiesta Texas and Six Flags St. Louis, and we are substantially upgrading the X Coaster at Six Flags Magic Mountain.

        In addition, we generally make capital investments in the food, retail, games and other in-park areas to increase guest per capita spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family oriented entertainment experience. In 2007, we began a multi-year initiative to improve our information technology infrastructure. Capital expenditures are planned on an annual basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides, are expensed as incurred and therefore are not included in capital expenditures.

Maintenance and Inspection

        Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 835 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

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

Insurance

        We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 at our U.S. parks, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. Retention levels for our international parks are nominal. Our self-insured retention after November 15, 2003 is $0.75 million for workers compensation claims ($0.5 million for the two prior years). Our general liability policies cover the cost of punitive damages only in certain jurisdictions in which a claim occurs. For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. We also maintain fire and extended coverage, workers' compensation, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

Competition

        Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Risk Factors". Within each park's regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.

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

Employees

        At March 1, 2008, we employed approximately 2,094 full-time employees, and we employed approximately 27,500 seasonal employees during the 2007 operating season. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

        Approximately 16.5% of our full-time and approximately 11.1% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2010 (Six Flags Over Georgia), December 2008 (Six Flags Great Adventure and Six Flags Magic Mountain) and January 2009 (Six Flags Over Texas and Six Flags St. Louis). The labor agreements for La Ronde expired in December 2006 and December 2007 and each is currently being renegotiated. Other than a strike at La Ronde involving five employees which was settled in January 2004, and recognitional picketing at Six Flags New England in February 2005 by 11 employees in anticipation of an election held in 2005 involving up to approximately 45 employees, we have not experienced any strikes or work stoppages by our employees. In that election, the employees voted not to unionize. We consider our employee relations to be good.

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

        On June 18, 2007, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards. The certifications of our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K.

Executive Officers

Name	Age as of March 1, 2008	Position
Mark Shapiro	(38)	President, Chief Executive Officer and a director since December 2005; from September 2002 through October 2005, he served as the Executive Vice President, Programming and Production of ESPN, Inc. ("ESPN"); he served as Senior Vice President and General Manager, Programming at ESPN from July 2001 to September 2002; prior to July 2001, he was Vice President and General Manager of ESPN Classic and ESPN Original Entertainment.
Jeffrey R. Speed	(45)
		Executive Vice President, Chief Financial Officer since April 2006; prior to that, he served as Senior Vice President and Chief Financial Officer of Euro Disney S.A.S. since 2003; from 1999 to 2003, he served as Vice President Corporate Finance and Assistant Treasurer for The Walt Disney Company.
Michael Antinoro	(43)
		Executive Vice President, Entertainment and Marketing since December 2005; prior to that, he served as Executive Producer of ESPN Original Entertainment from January 2003 to November 2005; prior to that position he served as Senior Coordinating Producer of ESPN Original Entertainment from February 2001 to December 2002; prior to that, he was Senior Vice President of HoopsTV.com.
Kyle Bradshaw	(44)
		Senior Vice President, Finance and Chief Accounting Officer since September 2006; prior to that, he had served as Vice President and Chief Accounting Officer of Euro Disney S.A.S. since 2003; prior to that, he served as Vice President Corporate Controllership for The Walt Disney Company since 2000.
James M. Coughlin	(56)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.
Walter S. Hawrylak	(60)
		Senior Vice President of Administration since June 2002; Secretary since June 2001; Vice President of Administration since June 2000; prior to that he served as our Director of Administration since September 1999; served as Executive Vice President and Chief Financial Officer of Entercitement from May 1997 to September 1999.

Mark Quenzel	(51)
		Executive Vice President, Park Strategy and Management since December 2005; prior to that, he served as Senior Vice President, Programming and Production at ESPN from 1999 to 2005; prior to that he served in various capacities at ESPN since 1991.
Andrew M. Schleimer	(30)
		Executive Vice President, Strategic Development & In-Park Services since February 2008; Executive Vice President, In-Park Services since January 2006; prior to that, he served in various capacities at UBS Securities LLC from June 2000 through January 2006, most recently as a Director in the mergers and acquisitions group.

        Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in May 2008. We have entered into employment agreements with each of the above executive officers.

ITEM 1A.    RISK FACTORS

        Set forth below are the principal risks that we believe are material to our business and should be considered by our security holders. We operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see "Cautionary Note Regarding Forward-Looking Statements."

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

        We have had a history of net losses and expect to continue to report net losses for the next several years. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We expect that these expenses will remain significant. We reported net losses of $61.7 million, $464.8 million (which included a $287.9 million loss from discontinued operations), $110.9 million (which included a $2.1 million, loss from discontinued operations), $305.6 million (which included a $97.6 million, loss from discontinued operations), and $253.2 million (which included a $9.1 million loss from discontinued operations) for the years ended December 31, 2003, 2004, 2005, 2006, and 2007, respectively. Continued losses could reduce our cash available from operations to service our indebtedness, as well as limit our ability to implement our operating strategy and otherwise finance our operations in the future.

IMPLEMENTATION OF A NEW OPERATIONAL PLAN—A CHANGE IN OUR STRATEGY MAY ADVERSELY IMPACT OUR OPERATIONS.

        Our new management team is implementing a new operational plan. It may take management a significant amount of time to fully implement its new plan. If our new operational plan is not successful or if we are unable to execute it, there could be a material adverse effect on our business, financial condition and results of operations. Additionally, our operating results and financial condition were adversely affected in 2006 and 2007 and may continue to be adversely affected, even if the plan is ultimately fully implemented and is successful.

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

        Almost all of our parks feature "thrill rides." While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by our competitors, particularly accidents or injuries that attract media attention, may reduce attendance at our parks, causing a decrease in revenues. For example, in June 2007, a young girl was severely injured at Six Flags Kentucky Kingdom. We believe that incident, which attracted national media coverage, contributed to a decline in attendance at both Six Flags Kentucky Kingdom and our other parks and, as a result, adversely impacted performance at both that park and our other parks during the 2007 operating season.

        We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents occurring at our domestic parks after November 15, 2003, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. For most prior incidents, our policies did not provide for a self-insured retention. The self-insured retention relating to our international parks is nominal with respect to all applicable periods. Our general liability policies cover the cost of punitive damages only in certain jurisdictions in which a claim occurs. Our current insurance policies expire on December 31, 2008. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

ADVERSE WEATHER CONDITIONS—BAD WEATHER CAN ADVERSELY IMPACT ATTENDANCE AT OUR PARKS.

        Because most of the attractions at our theme parks are outdoors, attendance at our parks is adversely affected by bad weather and forecasts of bad weather. The effects of bad weather on attendance can be more pronounced at our water parks. Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which negatively affects our revenues. Although we believe that our ownership of many parks in different geographic locations reduces the effect that adverse weather can have on our consolidated results, we believe that our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that affects that area could adversely affect a number of our parks. Also, bad weather and forecasts of bad weather on weekend days have greater negative impact than on weekdays because weekend days are typically peak days for attendance at our parks.

SEASONALITY—OUR OPERATIONS ARE SEASONAL.

        Our operations are seasonal. Approximately 85% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

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

CUSTOMER PRIVACY—IF WE ARE UNABLE TO PROTECT OUR CUSTOMERS' CREDIT CARD DATA, WE COULD BE EXPOSED TO DATA LOSS, LITIGATION AND LIABILITY, AND OUR REPUTATION COULD BE SIGNIFICANTLY HARMED.

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

SUBSTANTIAL LEVERAGE/STOCKHOLDERS' DEFICIT—OUR HIGH LEVEL OF INDEBTEDNESS AND OTHER MONETARY OBLIGATIONS REQUIRE THAT A SIGNIFICANT PART OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND THESE OTHER OBLIGATIONS.

        As of December 31, 2007, we had a stockholders' deficit of $252.6 million, which means our total liabilities exceed our total assets.

        We have a high level of debt. Our total indebtedness, as of December 31, 2007, was approximately $2.26 billion, excluding our Preferred Income Redeemable Shares ("PIERS"). Based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate hedging arrangements we entered into in February 2008, annual cash interest payments for 2008 on non-revolving credit debt outstanding at December 31, 2007 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $170 million net of interest income. None of our public debt matures prior to February 2010 and none of the facilities under the Credit Facility mature before March 2013, except that $8.5 million of principal amortizes each year. In addition, the annual dividend requirements on our outstanding PIERS total approximately $20.8 million, which we can, at our option, pay either in cash or shares of our common stock. We are required to redeem all of our outstanding PIERS on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources."

        At December 31, 2007, we had approximately $28.4 million of cash and cash equivalents. As of that date, we had $242.7 million available for borrowings under the Credit Facility.

        In addition to making interest payments on debt and dividend payments on our PIERS, we must satisfy the following obligations with respect to Six Flags Over Georgia and Six Flags Over Texas, which we refer to as the Partnership Parks:

  •
  We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $60.6 million in 2008 (of which we will receive approximately $19.9 million in 2008 as a result of our ownership interest in the parks) with similar amounts (adjusted for changes in cost of living) payable in future years.

  •
  We must spend a minimum of approximately 6% of each park's annual revenues over specified periods for capital expenditures.

  •
  Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which number accumulates to the extent units are not tendered. Since only an immaterial number of units have been tendered in the annual offerings to purchase, the maximum number of units that we could be required to purchase in 2008 would result in an aggregate payment by us of approximately $305.1 million. The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately

    $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        We expect to use cash flow from the operations at these parks to satisfy our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $23.7 million of aggregate net cash provided by operating activities after capital expenditures during 2007 (net of advances from the general partner). The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

        We have guaranteed on a limited basis the payment of a $33.0 million term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of refinancing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. At December 31, 2007, approximately $33.0 million was outstanding under the term loan. In the event we are required to fund amounts under the guarantee, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. Our guarantee will be released five years following full payment and discharge of the term loan, which matures on December 16, 2017.

        Although we are contractually committed to make approximately CAD$15.4 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2008 and beyond will be made on a discretionary basis. We spent $115.6 million on capital expenditures for all of our continuing operations in the 2007 calendar year and we plan on spending approximately $100.0 million on capital expenditures in 2008.

        Our high level of debt, stockholders' deficit and other obligations could have important negative consequences to us and investors in our securities. These include:

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

        We expect to refinance all or some of our debt or secure new financing. We cannot be sure that we will be able to obtain the refinancing or new financing on reasonable terms or at all. If we are unable to obtain financing in the future, or to do so on favorable terms, it could have a negative effect on our operations and our liquidity. If we are unable to satisfy our obligations, we will be forced to adopt an alternative strategy that may include actions such as selling assets, restructuring or refinancing indebtedness or seeking equity capital. We have agreed in the Credit Facility and the indentures covering our outstanding notes to limit the amount of additional debt we will incur.

        Due to the seasonal nature of our business, we are largely dependent upon our revolving facilities totaling $275.0 million to fund off-season expenses. Our ability to borrow under the revolving facilities is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change. If we were to become unable to borrow under the revolving facilities, we would likely be unable to pay in full our off-season obligations and may be unable to meet our repurchase obligations (if any) with respect to repurchases of partnership units in the Partnership Parks. The working capital revolving credit facility expires in March 2013.

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

  •
  making investments.

        Further, under the Credit Facility, our principal direct wholly-owned subsidiary, Six Flags Operations, and its subsidiaries are required to comply in certain circumstances with a senior secured leverage ratio and a leverage ratio.

        Although we are currently in compliance with all of these financial covenants and restrictions, events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting these financial tests and ratios. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

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

        With more than 2,000 full-time employees, our results of operations are also substantially affected by costs of retirement and medical benefits. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs (including our decision in February 2006 to "freeze" our pension plan, effective March 31, 2006, and certain revisions to our employee health and welfare benefits), there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses. In addition, our decision to freeze our pension plan could adversely affect our relationship with our employees and/or result in increased attempts by unions to organize our employees.

HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF MOST OF OUR SUBSIDIARIES IS LIMITED

        We are a holding company whose primary assets consist of shares of stock or other equity interests in our subsidiaries, and we conduct substantially all of our current operations through our subsidiaries. Almost all of our income is derived from our subsidiaries. Accordingly, we will be dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on our indebtedness. We had $28.4 million of cash and cash equivalents on a consolidated basis at December 31, 2007, of which $4.5 million was held at the holding company level.

        Other than our holdings in the Partnership Parks, all of our current operations are conducted by subsidiaries of Six Flags Operations, our principal direct wholly-owned subsidiary. We may, in the future, transfer other assets to Six Flags Operations or other entities owned by us. The Credit Facility limits the ability of Six Flags Operations to pay dividends or make other distributions to us. Six Flags Operations may not make cash distributions to us unless it is in compliance with the covenants set forth in the credit agreement and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations is permitted to make dividends to us in certain circumstances from cash generated by certain asset dispositions and the incurrence of certain indebtedness in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes and in certain circumstances our PIERS. Similarly, if it is in compliance, Six Flags Operations may make additional cash distributions to us generally limited to an amount equal to the sum of:

  •
  cash interest payments on the public notes issued by Six Flags, Inc.;

  •
  payments we are required to make under our agreements with our partners in the Partnership Parks; and

  •
  cash dividends on our preferred stock.

SHARES ELIGIBLE FOR FUTURE SALE—THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO POSSIBLE SALES OF SHARES

        As of March 1, 2008, there were approximately 95.2 million shares of our common stock outstanding, all of which are transferable without restriction or further registration under the Securities Act of 1933, except for any shares held by our affiliates. At that date, we also had outstanding options held by management and directors to purchase approximately 6.9 million shares and under our current option plans we may issue options to purchase an additional 2.6 million shares.

        In addition, our outstanding shares of preferred stock are convertible at the option of the holders into 13.8 million shares of common stock, and our Convertible Notes are convertible into 44.1 million shares, although we can elect to deliver cash to satisfy note conversions. We may also issue additional shares of common stock to pay quarterly dividend payments on our outstanding preferred stock. The sale or expectation of sales of a large number of shares of common stock or securities convertible into common stock in the public market might negatively affect the market price of our common stock.

RATINGS OF SIX FLAGS—CHANGES IN OUR CREDIT RATINGS MAY ADVERSELY AFFECT THE PRICE OF OUR SECURITIES, INCLUDING OUR COMMON STOCK AND SENIOR NOTES.

        Credit rating agencies continually review their ratings for the companies they follow, including us. In November 2007, Moody's Investors Service downgraded (i) our corporate family rating to "Caa1" from "B3" and (ii) the Credit Facility debt rating to "B1" from "Ba3." Also in November 2007, Standard and Poor's Ratings Service downgraded our (i) corporate credit rating to "CCC+" from "B-" and (ii) the Credit Facility debt rating to "B" from "B+," all on CreditWatch with negative implications. A further negative change in our ratings or the perception that such a change could occur may adversely affect the market price of our securities, including our common stock and public debt.

ANTI-TAKEOVER PROVISIONS—ANTI-TAKEOVER PROVISIONS IN OUR CORPORATE DOCUMENTS AND DELAWARE STATE LAW COULD DELAY OR PREVENT A CHANGE OF CONTROL, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO STOCKHOLDERS.

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

        We are also subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances. Furthermore, upon a change of control, the holders of substantially all of our outstanding indebtedness are entitled at their option to be repaid in cash. These provisions may have the effect of delaying or preventing a change of control. All of these factors could materially adversely affect the price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM 2.    PROPERTIES

        Set forth below is a brief description of our material real estate at March 1, 2008. See also "Business—Description of Parks."

Six Flags America, Largo, Maryland—523 acres (fee ownership)
Six Flags Discovery Kingdom, Vallejo, California—137 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas—216 acres (fee ownership)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey—2,200 acres (fee ownership)

Six Flags Great America, Gurnee, Illinois—304 acres (fee ownership)
Six Flags Hurricane Harbor, Arlington, Texas—47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California—12 acres (fee ownership)
Six Flags Kentucky Kingdom, Louisville, Kentucky—58 acres (fee ownership and leasehold interest)(1)
Six Flags Magic Mountain, Valencia, California—248 acres (fee ownership)
Six Flags Mexico, Mexico City, Mexico—107 acres (occupied pursuant to concession agreement)(2)
Six Flags New England, Agawam, Massachusetts—263 acres (substantially all fee ownership)
Six Flags New Orleans, New Orleans, Louisiana—226 acres (fee ownership and leasehold interest)(3)
Six Flags Over Georgia, Atlanta, Georgia—283 acres (leasehold interest)(4)
Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(4)
Six Flags St. Louis, Eureka, Missouri—497 acres (fee ownership)
Six Flags White Water Atlanta, Marietta, Georgia—69 acres (fee ownership)(5)
La Ronde, Montreal, Canada—146 acres (leasehold interest)(6)
The Great Escape, Lake George, New York—345 acres (fee ownership)

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
Owned by the Georgia Partnership.

(6)
The site is leased from the City of Montreal. The lease expires in 2065.

        We have granted to our lenders under the Credit Facility a mortgage on substantially all of our United States properties.

        In addition to the foregoing, we lease office space and a limited number of rides and attractions at our parks. See Note 12 to Notes to Consolidated Financial Statements.

        We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements.

ITEM 3.    LEGAL PROCEEDINGS

        The nature of the industry in which we operate tends to expose us to claims by visitors, generally for injuries. Historically, the great majority of these claims have been minor. Although we believe that we are adequately insured against visitors' claims, if we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

        On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA/Concord and Waterworld USA/Sacramento. On September 13, 2007, an agreement was reached to settle the case. Under the settlement, which covers the period from November 2001 to the present, we expressly deny any violation of California law governing employee meal and rest breaks or other wrongdoing. In 2007, we deposited into escrow $9,225,000 to be applied to the initial settlement fund which has been recorded in other expense. In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively. On December 18, 2007, the Court granted preliminary approval to the settlement.

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

        On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in "excess of" $20 million in damages, which they have since revised to two alternative theories in the respective amounts of approximately $14.9 million or $11 million. The plaintiffs claim that their services were wrongfully terminated and assert causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs have brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages. We have filed an answer denying the claims and intend to vigorously defend the action. The case is currently scheduled for trial in late March 2008.

        On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Complaint") in the United States District Court for the District of Delaware naming Six Flags, Inc., Six Flags Theme Parks Inc., and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Complaint does not include specific allegations concerning the location or manner of alleged infringement. The Complaint seeks damages and injunctive relief. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case requiring such manufacturers to honor their indemnification obligations with respect to this case. We have filed an answer denying the claims and intend to vigorously defend the action. We have tendered the defense of this matter to certain of the ride manufacturers.

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

        We are party to various other legal actions arising in the normal course of business. We do not expect to incur any material liability by reason of such actions.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SIX." The following table shows, for the periods indicated, the high and low sales prices for per share of common stock as reported by the NYSE.

	Sales Price
	High	Low
2008
First Quarter (through March 1, 2008)	$2.39	$1.46
2007
Fourth Quarter	$3.68	$1.91
Third Quarter	$6.10	$2.89
Second Quarter	$6.80	$5.81
First Quarter	$6.59	$5.27
2006
Fourth Quarter	$6.52	$4.98
Third Quarter	$5.94	$4.53
Second Quarter	$10.38	$5.11
First Quarter	$11.93	$7.70

        As of March 1, 2008, there were 1,057 holders of record of our common stock, which does not reflect holders who beneficially own common stock held in nominee or street name. We paid no cash dividends on our common stock during the three years ended December 31, 2007. We do not anticipate paying any cash dividends on our common stock during the foreseeable future. The indentures relating to our public debt limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

        Set forth below is information regarding our equity compensation plans at December 31, 2007:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,894,000	$6.56	2,615,000
Equity compensation plans not approved by security holders	—	—	—

Total	6,894,000	$6.56	2,615,000

See Note 1(p) to Notes to Consolidated Financial Statements.

(1)
Plans permit, in addition to grant of stock options and stock appreciation rights, the issuance of shares of common stock.

Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

        The following graph shows a comparison of the five year cumulative total stockholder return on our common stock (assuming all dividends were reinvested), The Standard & Poor's ("S&P") 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Six Flags, Inc., The S&P 500 Index,
The S&P Midcap 400 Index, And The S&P Movies & Entertainment Index

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data below as of and for each of the years in the five-year period ended December 31, 2007 are derived from our audited financial statements. Our audited financial statements for the three-year period ended December 31, 2007 are included elsewhere in this report.

        Our audited financial statements for the three-year period ended December 31, 2007 included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the results of twelve parks, including the Sale Parks, as discontinued operations.

        We adopted Financial Interpretation Number ("FIN") 46 in the fourth quarter of 2003. Under FIN 46, the results of Six Flags Over Georgia, Six Flags White Water Atlanta, Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World) were consolidated in our financial statements beginning with the year ended December 31, 2003.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Theme park admissions	$510,122	$508,492	$519,114	$473,379	$483,872
Theme park food, merchandise and other	462,658	437,173	437,643	406,207	399,217

Total revenue	972,780	945,665	956,757	879,586	883,089

Operating costs and expenses:
Operating expenses	431,767	416,332	390,797	363,031	344,181
Selling, general and administrative (including stock-based compensation of $12,525, $15,728, $2,794, $643, and $101 in 2007, 2006, 2005, 2004, and 2003, respectively)	244,378	239,927	192,838	177,800	178,700
Costs of products sold	81,472	79,989	83,197	72,817	69,674
Depreciation and amortization	138,787	132,295	127,658	125,374	119,715
Loss on fixed assets	43,062	27,057	13,906	11,676	(301)

Total operating costs and expenses	939,466	895,600	808,396	750,698	711,969

Income from operations	33,314	50,065	148,361	128,888	171,120

Other expense:
Interest expense, net	(199,022)	(199,991)	(183,547)	(191,563)	(213,565)
Minority interest in earnings	(39,684)	(40,223)	(39,794)	(37,686)	(35,997)
Equity in operations of investees	(502)	(948)	—	—	—
Net loss on debt extinguishment	(11,865)	—	(19,303)	(37,731)	(27,592)
Other expense	(20,122)	(11,560)	(10,877)	(14,356)	(626)

Total other expense	(271,195)	(252,722)	(253,521)	(281,336)	(277,780)

Loss from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	(237,881)	(202,657)	(105,160)	(152,448)	(106,660)
Income tax (expense) benefit	(6,203)	(4,318)	(3,705)	(24,442)	34,660

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(244,084)	(206,975)	(108,865)	(176,890)	(72,000)
Discontinued operations, net of tax benefit of $49,845 in 2004 and tax expense of $1,524 in 2003	(9,075)	(97,605)	(2,073)	(287,919)	10,287

Income before cumulative effect of a change in accounting principle	(253,159)	(304,580)	(110,938)	(464,809)	(61,713)
Cumulative effect of a change in accounting principle	—	(1,038)	—	—	—

Net loss	$(253,159)	$(305,618)	$(110,938)	$(464,809)	$(61,713)

Net loss applicable to common stock	$(275,129)	$(327,588)	$(132,908)	$(486,777)	$(83,683)

Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations	$(2.81)	$(2.43)	$(1.41)	$(2.14)	$(1.01)
Discontinued operations	(0.09)	(1.04)	(0.02)	(3.09)	0.11
Cumulative effect of a change in accounting principle	—	(0.01)	—	—	—

Net loss	$(2.90)	$(3.48)	$(1.43)	$(5.23)	$(0.90)

Weighted average number of common shares outstanding—basic and diluted	94,747	94,242	93,110	93,036	92,617

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$28,388	$24,295	$80,510	$67,764	$96,879
Total assets	$2,945,319	$3,187,616	$3,491,922	$3,641,031	$4,681,574
Total long-term debt (excluding current maturities)(2)	$2,239,073	$2,126,888	$2,128,756	$2,125,121	$2,354,194
Total debt(2)	$2,257,788	$2,240,947	$2,242,357	$2,149,515	$2,373,205
Redeemable minority interests(3)	$415,350	$418,145	$418,951	$418,951	$418,951
Mandatorily redeemable preferred stock (represented by the PIERS)	$285,623	$284,497	$283,371	$282,245	$281,119
Stockholders' equity (deficit)(3)	$(252,620)	$(6,213)	$314,259	$449,216	$986,972

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

(3)
Reflects accounting change related to the adoption of EITF Topic D-98, as amended, in all periods presented. See Note 1(w) to Notes to Consolidated Financial Statements.

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

        On July 31, 2007, we acquired all of the assets of Six Flags Discovery Kingdom (formerly Six Flags Marine World) that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000. The purchase price was allocated to the acquisition of the land that the park is situated on ($22,100,000), the real and personal property that was acquired ($9,146,000) and the elimination of the minority interest liability related to the joint venture ($11,513,000). The remaining costs in excess of the fair value of the assets that were acquired ($10,018,000) was recorded as goodwill, which will be deductible for tax purposes.

        On June 18, 2007, we acquired a 40% interest in a venture that owns DCP for a net investment of approximately $39.7 million. We intend to use the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, to provide additional product offerings in our parks. In addition, we believe that our investment in DCP provides us additional sponsorship and promotional opportunities. Red Zone Capital Partners II, L.P. ("Red Zone"), a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of our Board of Directors, is the majority owner of the parent of DCP. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest was approximately 39.2% at December 31, 2007.

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, a note receivable for $37 million (the "PARC Note") and a limited rent guarantee by us of up to $10 million (the "PARC Guarantee"). The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA (the "Sale Parks").

        In March 2007, we reversed $1.1 million of the $84.5 million non-cash impairment charge that we recorded against assets held for sale in connection with the Sale Parks in our consolidated financial statements for the year ended December 31, 2006. The net proceeds from the sale were used to repay indebtedness, fund capital expenditures and acquire the minority interests in Six Flags Discovery Kingdom and DCP.

        During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, for $2.0 million. The net proceeds from the sale of each of the Sacramento and Columbus assets were used to repay indebtedness. In March 2006, we recorded a non-cash impairment charge on these transactions in the amount of $11.4 million.

        Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not opened since that time, and will not open during the 2008 season. We have determined that our carrying value of the assets destroyed is approximately $34.0 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage.

        The flood insurance provisions of the policies contain a $27.5 million sublimit. In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate "Named Storm" peril. While the separate Named Storm provision of our insurance policies explicitly covers flood damage and does not contain a separate sublimit, in February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision. We intend to appeal this ruling. In the event the sublimit is ultimately applied to our claim, the claims adjustment process will require determination of the actual amount of our loss and the portion caused by wind which is not subject to any sublimit.

        We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $12.2 million at December 31, 2007, which reflects part of our claim for business interruption and the destroyed assets. The receivable is net of $26.5 million in payments received from our insurance carriers. Subsequent to December 31, 2007, we received a $1.0 million payment from our insurance carriers and received additional payments of approximately $6.0 million related to a notification from our insurance companies' adjuster that we would receive that amount as an advance payment of the actual cash value of losses incurred for wind damage. We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks. Our receivable, net of 2008 cash receipts and the planned advance payment for wind damage, totals $5.2 million, which we, at a minimum, expect to recover from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of wind losses, business interruption and administrative claims. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor's assets. We cannot be certain that our current estimates of the extent of the damage are correct.

General

        Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 52.4% of revenues in 2007), the sale of food, merchandise, games and attractions inside our parks as well as sponsorship revenue. Per capita total revenue is defined as total revenue divided by attendance. Per capita total revenue includes admissions revenue per capita as well as food, merchandise and other revenue per capita.

        Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. However, we increased operating expenses in 2007 in order to provide increased marketing and enhanced guest service as we sought to reposition the Six Flags brand.

        Our plan for 2008 includes (i) the launch of a new attraction program with eight coasters for eight parks, (ii) the addition of Wiggles Worlds and Thomas the Tank Engine attractions at certain of our parks, (iii) a more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (iv) a reduction in operating expenses through a decrease in full time employees and labor savings expected as a result of the expansion of the 2007 staffing initiatives and (v) continued growth in guest spending as well as sponsorship and international opportunities.

        We believe that our operating results in 2007 were adversely affected by (i) a 3.7% increase in operating expenses and (ii) decreased performance levels in July which experienced a 0.5 million (9%) drop in attendance compared to the prior year reflecting unfavorable weather, one less Saturday in the operating calendar and extensive national media coverage of a ride-related accident at our park in Kentucky. The attendance decline was offset in large part by a 2.6% increase in total revenue per capita and improved December results primarily related to the addition of our Holiday in the Park product at our Vallejo, California and San Antonio, Texas parks.

Results of Operations

        Summary data for the years ended December 31 were as follows (in thousands, except per capita revenue):

				Percentage Changes
Summary of Operations	2007	2006	2005	2007 v. 2006	2006 v. 2005
Total revenue	$972,780	$945,665	$956,757	2.9%	(1.2)%

Operating expenses	431,767	416,332	390,797	3.7	6.5
Selling, general and administrative	244,378	239,927	192,838	1.9	24.4
Costs of products sold	81,472	79,989	83,197	1.9	(3.9)
Depreciation and amortization	138,787	132,295	127,658	4.9	3.6
Loss on fixed assets	43,062	27,057	13,906	59.2	94.6

Income from operations	33,314	50,065	148,361	(33.5)	(66.3)
Interest expense, net	199,022	199,991	183,547	(0.5)	9.0
Minority interest in earnings	39,684	40,223	39,794	(1.3)	1.1
Equity in operations of partnership	502	948	—	(47.0)	N/A
Net loss on debt extinguishment	11,865	—	19,303	N/A	N/A
Other expense	20,122	11,560	10,877	74.1	6.3

Loss from continuing operations before income taxes	(237,881)	(202,657)	(105,160)	17.4	92.7
Income tax expense	6,203	4,318	3,705	43.7	16.5

Loss from continuing operations	$(244,084)	$(206,975)	$(108,865)	17.9	90.1

Other Data:
Attendance	24,902	24,840	28,688	0.2%	(13.4)%
Per capita revenue	$39.06	$38.07	$33.35	2.6	14.2

Year ended December 31, 2007 vs. Year ended December 31, 2006

        Revenue.    Revenue in 2007 totaled $972.8 million compared to $945.7 million for 2006, representing a 2.9% increase. The increase arose out of a $0.99 (2.6%) increase in total revenue per capita (representing total revenue divided by total attendance) on flat attendance despite 1.4% fewer operating days. Total revenue per capita growth reflects increased sponsorship revenues and increased food and beverage, parking, rentals, games and other in-park revenues. Per capita guest spending, which excludes sponsorship and other revenues not related to guest spending, increased $0.52 (1.4%) to $36.64 from $36.12 in 2007 compared to 2006. Admissions revenue per capita increased $0.01 (0.1%) in 2007 compared to 2006, driven primarily by price and ticket mix (i.e. season tickets, main gate, group sales and other discounted or complimentary tickets). Increased revenues from food and beverage, parking, rentals, games and other guest services resulted in a $0.51 (3.2%) increase in non-admissions guest spending in 2007 compared to 2006.

        Operating Expenses.    Operating expenses for 2007 increased $15.4 million (3.7%) compared to expenses for 2006. The increase includes: (i) an anticipated increase in salaries and wages ($10.5 million) primarily related to our continued focus on guest service and diversified product offerings partially offset by severance payments made to several Park Presidents (formerly referred to as General Managers) in the first quarter of 2006, (ii) increased utility costs ($2.2 million), (iii) increased credit card fees ($1.5 million) related to an increase in on-line ticket and season pass sales and (iv) increased other operating expenses ($1.8 million). These increases were also partially offset by a reduction in employee benefit costs primarily related to the decision to freeze our pension plan in March of 2006.

        Selling, general and administrative.    Selling, general and administrative expenses for 2007 increased $4.5 million (1.9%) compared to 2006. The increase primarily reflects our planned increase in advertising expenses ($25.4 million) partially offset by (i) a decrease in salaries and wages ($12.7 million) primarily related to the severance expenses recorded in the first quarter of 2006 from the management change ($8.0 million) and the reduction of stock-based compensation ($4.7 million) primarily due to the issuance of restricted stock and the early vesting of options in the first quarter of 2006 for our former Chief Financial Officer pursuant to the terms of his termination agreement and (ii) a reduction in insurance expenses ($6.7 million) primarily related to a reduction in our insurance reserve for guest claims based on claims experience trends.

        Costs of products sold.    Costs of products sold in 2007 increased $1.5 million (1.9%) compared to costs for 2006, reflecting primarily the increase in in-park revenues. As a percentage of theme park food, merchandise and other revenue, costs of products sold decreased to 17.6% in 2007 compared to 18.3% in 2006.

        Depreciation and amortization.    Depreciation and amortization expense for 2007 increased $6.5 million (4.9%) compared to 2006. The increase was attributable to our on-going capital program.

        Loss on fixed assets.    Loss on fixed assets increased $16.0 million (59.2%) in 2007 compared to 2006 primarily related to management's decision to write off and dispose of certain inefficient rides and attractions.

        Interest expense, net.    Interest expense, net decreased $1.0 million (0.5%) compared to 2006, reflecting lower average debt levels in 2007 versus 2006 partially offset by the write-off of debt issuance costs paid to third parties for the Credit Facility.

        Minority interest in earnings.    Minority interest in earnings, which reflects the third party share of the operations of the parks that were not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), decreased $0.5 million (1.3%) primarily related to our purchase of the minority interest in Six Flags Discovery Kingdom that was effective July 31, 2007 partially offset by the increase in the partnership distributions at Six Flags Over Texas and Six Flags Over Georgia. Cash distributions to minority interests were $45.8 million in 2007 and $46.5 million in 2006.

        Other expense.    Other expense in 2007 increased $8.6 million (74.1%) to $20.1 million in 2007 primarily related to (i) the settlement of a class action lawsuit related to our California parks ($9.6 million), (ii) the severance and medical costs related to a reduction in our full-time workforce through an early retirement program and select layoffs ($3.6 million) and (iii) amounts accrued for certain contingencies ($5.3 million), partially offset by a reduction of $10.4 million related to the 2006 reimbursement of certain expenses incurred by Red Zone LLC in connection with its successful consent solicitation, which reimbursement was approved by our stockholders.

        Income tax expense.    Income tax expense was $6.2 million for 2007 compared to a $4.3 million expense for 2006, primarily reflecting income tax on earnings in Mexico and the effect of a new income tax applicable to our parks located in Texas. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period valuation allowance was $499.8 million in 2007 and $422.8 million in 2006. See "Critical Accounting Issues" and Note 1(n) to Notes to Consolidated Financial Statements.

        At December 31, 2007, we estimated that we had approximately $1,902.4 million of net operating loss ("NOLs") carryforwards for Federal income tax purposes and substantial state net operating loss carryforwards. The NOLs are subject to review and potential disallowance by the income tax regulators upon audit of our income tax returns and those of our subsidiaries. During 2005, 2006 and 2007, we determined that it was no longer likely that all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

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

        Selling, general and administrative.    Selling, general and administrative expenses in 2006 increased by $47.1 million (24.4%) compared to comparable expenses for 2005. The increase reflects an increase in stock-based compensation expense ($12.9 million) primarily related to the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") as well as increased option and restricted stock grants, increased media production and promotional costs ($6.8 million), increased consulting and legal costs ($6.5 million), increased insurance costs ($5.6 million) and anticipated increases in salaries, wages and benefits ($3.8 million) and other costs primarily due to additional staffing and services.

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

        Loss on fixed assets.    Loss on fixed assets increased $13.2 million (94.6%) in 2006 compared to 2005 primarily related to new management's decision to write off and dispose of certain rides and attractions.

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

        Other expense.    Other expense in 2006 increased $0.7 million (6.3%) to $11.6 million in 2006 primarily related to the reimbursement of certain expenses incurred by Red Zone LLC in connection with its successful consent solicitation, which reimbursement was approved by our stockholders. Other expense in 2005 primarily related to our proxy costs.

        Income tax expense.    Income tax expense was $4.3 million for 2006 compared to a $3.7 million expense for 2005. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period allowance was $422.8 million in 2006 and $332.1 million in 2005. See "Critical Accounting Issues" and Note 1(n) to Notes to Consolidated Financial Statements.

        At December 31, 2006, we estimated that we had approximately $1,743.3 million of net operating loss ("NOLs") carryforwards for Federal income tax purposes and substantial state net operating loss carryforwards. The NOLs are subject to review and potential disallowance by the income tax regulators upon audit of our income tax returns and those of our subsidiaries. During 2004, 2005 and 2006, we determined that it was no longer likely that all of the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

Results of Discontinued Operations

        The consolidated balance sheets and the consolidated statements of operations for all periods presented reflect select assets of the parks being sold as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations. See Note 2 to Notes to Consolidated Financial Statements.

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the Sale Parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and the PARC Guarantee. As a result of the sale, we recognized a loss of $2.3 million. In March 2007, we reversed $1.1 million of the $84.5 million non-cash impairment charge that we recorded against assets held for sale in connection with the Sale Parks in our consolidated financial statements for the year ended December 31, 2006. During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, for $2.0 million. In October 2005, we permanently closed Six Flags AstroWorld in Houston, Texas and on June 1, 2006, sold the 104 acre site on which the park was located for an aggregate purchase price of $77 million. We relocated select rides, attractions and other equipment from Six Flags AstroWorld to our remaining parks and have sold certain other equipment.

Liquidity, Capital Commitments and Resources

  General

        Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends and payments to our partners in the Partnership Parks. We did not pay a dividend on our common stock during 2007, nor do we expect to pay such dividends in 2008. We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our credit agreement will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for the next twelve months. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our theme parks. See "Risk Factors."

In that case, we may be unable to borrow under the Credit Facility and/or need to seek additional financing. In addition, we expect that we will be required to refinance all or a significant portion of our existing debt (including the PIERS) on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing. See "Cautionary Note Regarding Forward-Looking Statements."

        In May 2007, we entered into the Credit Facility, which consists of an $850.0 million Tranche B term loan maturing on April 30, 2015 and revolving facilities totaling $275.0 million maturing on March 31, 2013. We used the proceeds from the Credit Facility to refinance amounts outstanding under our previous senior secured credit facility and the remaining proceeds were used for working capital and general corporate purposes. Note 6(a) to Notes to Condensed Consolidated Financial Statements.

        Our total indebtedness, as of December 31, 2007, was approximately $2,257.8 million. Based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate hedging arrangements we entered into in February 2008, annual cash interest payments for 2008 on non-revolving credit debt outstanding at December 31, 2007 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $170 million net of interest income. None of our public debt matures prior to February 2010 and none of the facilities under the Credit Facility mature before March 31, 2013, except that $8.5 million of principal amortizes each year. In addition, annual dividend payments on our outstanding preferred stock total approximately $20.8 million, payable at our option in cash or shares of our common stock. We are required to redeem all of our outstanding preferred stock on August 15, 2009 (to the extent not previously converted into shares of our common stock) for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends. We plan on spending approximately $100.0 million on capital expenditures for the 2008 calendar year. At December 31, 2007, we had approximately $28.4 million of cash and cash equivalents and $242.7 million available under our credit agreement.

        Due to the seasonal nature of our business, we are largely dependent upon our revolving facilities totaling $275.0 million to fund off-season expenses. Our ability to borrow under the revolving facilities is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change. If we were to become unable to borrow under the revolving facilities, we would likely be unable to pay in full our off-season obligations. The revolving facilities expire on March 31, 2013. The terms and availability of the Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

        During the year ended December 31, 2007, net cash used in operating activities was $37.5 million. Net cash provided by investing activities in 2007 was $64.2 million, consisting primarily of the proceeds from the Sale Parks, partially offset by of capital expenditures ($115.6 million), the $52.8 million acquisition of the minority interest in Six Flags Discovery Kingdom (formerly Six Flags Marine World) and the $39.7 million acquisition of our 40% equity interest in a venture that owns 100% of DCP. Since our business is both seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above. Net cash used in financing activities in 2007 was $22.9 million, representing primarily the refinancing of our previous senior secured credit facility, the purchase of portions of our outstanding senior unsecured debt, the payment of debt issuance costs related to the Credit Facility and the payment of dividends, partially offset by the proceeds from the Credit Facility.

        Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and per capita spending levels because our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending. These cash-based operating expenses include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance. As of December 31, 2007, changes for the year in working capital, excluding the current portion of long-term debt, impacting operating cash flows had an impact of approximately $31.1 million.

  Long-Term Debt and Preferred Stock

        Our debt at December 31, 2007 included $1,398.1 million of fixed-rate senior unsecured notes, with staggered maturities ranging from 2010 to 2015, $845.8 million under the term loan portion of the Credit Facility and $13.9 million of other indebtedness, including $5.0 million under the revolving facilities under the Credit Facility and $8.5 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia. Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity. The Credit Facility includes an $850.0 million term loan ($845.8 million of which was outstanding at December 31, 2007); and revolving facilities totaling $275.0 million ($5.0 million of which was outstanding at December 31, 2007 (as well as letters of credit in the amount of $27.3 million)). The revolving facilities terminate on March 31, 2013. The term loan facility requires quarterly principal repayments in the amount of $2,125,000 which commenced on September 30, 2007 with all remaining principal due at maturity on April 30, 2015. All of our outstanding preferred stock ($287.5 million liquidation preference) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 6 and 9 to Notes to Consolidated Financial Statements included herein for additional information regarding our indebtedness and preferred stock.

  Partnership Park Obligations

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks"). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $60.6 million in 2008 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2008 approximately $19.9 million based on our present ownership of approximately 26% of the Georgia Limited Partner and approximately 38% of the Texas Limited Partner at December 31, 2007), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the "Specified Prices"). As of December 31, 2007, we owned approximately 26% and 38% of the Georgia Limited Partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 74% and 62% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $415.3 million. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. Pursuant to the 2007 annual offer, we purchased one unit in the Texas Limited Partner and one-half unit in the Georgia Limited Partner for approximately $2.8 million in May 2007. Approximately 0.52 units in the Texas Limited Partner were tendered in 2006. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.

As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2008 would result in an aggregate payment by us of approximately $305.1 million.

        In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $12.7 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities. We intend to incur approximately $12.0 million of capital expenditures at these parks for the 2008 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $23.7 million of aggregate net cash provided by operating activities after capital expenditures during 2007 (net of advances from the general partner). At December 31, 2007, we had total loans outstanding of $179.5 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

  Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,971,000 of which was outstanding at December 31, 2007), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest). Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture's ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit. We also agreed to indemnify the lender with respect to certain environmental conditions in connection with the real property security for the loan. In the event we are required to fund amounts under the guarantee, the letter of credit or the environmental indemnity, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.

        For the years ended December 31, 2007 and 2006, we have received or accrued $801,000 and $649,000, respectively, in management fee revenues from the joint venture. We have advanced the joint venture approximately $0.4 million and $2.2 million as of December 31, 2007 and 2006, respectively. During 2007, we contributed approximately $1,447,000 to the joint venture for our portion of two capital calls.

        Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2007, which includes the Sale Parks (in thousands):

	Payment Due by Period
Contractual Obligations	2008	2009-2011	2012-2014	2015 and beyond	Total
Long term debt(1)	$18,715	$309,157	$863,665	$1,066,251	$2,257,788
PIERS(2)	—	287,500	—	—	287,500
Interest/dividends on long term debt and PIERS(3)	211,656	536,647	382,299	24,238	1,154,840
Real estate and operating leases(4)	11,059	29,468	26,867	182,605	249,999
Purchase Obligations(5)	119,990	9,900	9,900	—	139,790

Total	$361,420	$1,172,672	$1,282,731	$1,273,094	$4,089,917

(1)
Includes capital lease obligations. Payments are shown at principal amount. Payments shown include $5.0 million principal payments in 2008 for the outstanding balance on our revolving credit facilities as of December 31, 2007.

(2)
Amount shown excludes annual dividends of approximately $20.8 million, which we are permitted to pay in either cash or common stock. The amount shown for the 2009 cash redemption obligations assumes no conversion of PIERS prior thereto.

(3)
Assumes average outstanding balance for the revolving credit facilities of $150 million until their maturity on March 31, 2013 at the interest rate as of December 31, 2007.

(4)
Assumes for lease payments based on a percentage of revenues, future payments at 2007 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2007.

(5)
Represents obligations at December 31, 2007 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated license fees to Warner Bros. (through 2014), a minimum number of whole pizzas and other items from Papa John's and new rides and attractions. Of the amount shown for 2007, approximately $58.2 million represents capital items. The amounts in respect of new rides and attractions were computed at December 31, 2007 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified at December 31, 2007 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items since such amount was not readily available. None of the park-level obligations is individually material.

  Other Obligations

        During the years ended December 31, 2007, 2006 and 2005, we made contributions to our defined benefit pension plan of $8.9 million, $6.6 million and $9.4 million, respectively. Our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees) no longer continue to earn future pension benefits. We expect to make contributions of approximately $6.3 million in 2008 to our pension plan and $2.9 million in 2008 to our 401(k) plan. Our estimated expense for employee health insurance for 2008 is $12.4 million. See Note 10 to Notes to Consolidated Financial Statements.

        Although we are contractually committed to make approximately CAD$15.4 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in

2008 and beyond will be made on a discretionary basis. We plan on spending approximately $100.0 million on capital expenditures for all of our operations for the 2008 season.

        During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies since that time, our current policies, which expire in December 2008, cover substantially the same risks (none of the property insurance policies covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions are $2.5 million per occurrence and workers' compensation retentions are $750,000 per occurrence). We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

        We are party to various legal actions arising in the normal course of business. See "Legal Proceedings" for information on certain significant litigation.

        We may from time to time seek to retire our outstanding debt (including the PIERS) through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded an additional current period valuation allowance of $90.8 million for December 31, 2006 and $77.0 million for December 31, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating and capital loss carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income, primarily consisting of the reversal of deferred tax liabilities and to some extent tax planning strategies, by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.

        Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. We reduced our level of capital expenditures in 2007 and we will further reduce our capital expenditures in 2008. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase and we may be able to utilize net operating loss carryforwards prior to their expiration. See Note 1(n) to Notes to Consolidated Financial Statements.

  Valuation of Long-Lived and Intangible Assets and Goodwill

        Long-lived assets were $2,705.4 million including goodwill and other intangible assets of $1,064.3 million as of December 31, 2007. Long-lived assets included property and equipment and intangible assets.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", became effective and as a result, as of January 1, 2002, we ceased amortizing goodwill. In lieu of amortization, we are required to perform an annual impairment review, which we do as of the end of each year and more frequently upon the occurrence of certain events. We recognize one reporting unit for all of our parks. For years prior to 2006, we determined the fair value of our assets by using the discounted cash flow method, that is, we estimated annual cash flows applicable to our operations (after deducting estimated capital expenditures), applied an estimated valuation multiple to a terminal cash flow amount, and discounted the result by an amount equal to our cost of capital. In 2006 and 2007, we compared the carrying amount of the reporting unit's equity to the fair value of our stockholders' equity (deficit) based on the market price of our stock. Based on the foregoing, no impairment was required for 2005, 2006 or 2007. If revenues decrease without a corresponding decrease in operating expenses and capital expenditures, this would increase the likelihood of goodwill impairment. If valuations reflected in the public market or theme park acquisitions decrease over time, this would also increase the likelihood of goodwill impairment. If revenues increase faster than operating expenses and capital expenditures, this would decrease the likelihood of goodwill impairment. Our unamortized goodwill is $1,052.0 million at December 31, 2007. See Note 1(j) to Notes to Consolidated Financial Statements.

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

        We were party to three interest rate swap agreements that for the term of the applicable agreements (with maturities ranging from March 2005 to June 2005) effectively converted $600.0 million of our $655.0 million term loan into a fixed rate obligation ranging from 4.565% to 6.000% (averaging 5.51%). As of December 31, 2007, our current term loan and revolving credit borrowings bear interest at 2.25% and 2.5% above the applicable LIBOR rate, respectively. See Note 5 to Notes to Consolidated Financial Statements.

Interest Rate and Debt Sensitivity Analysis

        The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2007. The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

        At December 31, 2007, we had total debt of $2,257.8 million, of which $1,398.1 million represents fixed-rate debt and the balance represents floating-rate debt. Of the floating-rate debt, none is subject to interest rate swap agreements. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

        Additionally, increases and decreases in interest rates impact the fair value of interest rate swap agreements. A decrease in LIBOR rates increases the fair value of interest rate swap agreements. However, over the term of an interest rate swap agreement, the economic effect of changes in interest rates is fixed as one will pay a fixed amount and is not subject to changes in interest rates.

        Assuming other variables remain constant (such as foreign exchange rates and debt levels), and assuming an average annual balance on our working capital revolver, the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $9.5 million excluding the impact of interest rate swaps entered into in February 2008. See Note 5 to Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

        We have elected to early adopt Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," as amended at the March 12, 2008 meeting of the EITF. As a result of this change, we have reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as "mezzanine equity," which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value. In the future, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash. This accounting change did not affect our statement of operations or statement of cash flows. Comparative financial statements of prior years have been adjusted to apply this new method retrospectively. See Note 1(w) to Notes to Consolidated Financial Statements.

        In December 2004, the FASB published SFAS 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123(R) on January 1, 2006 under the modified prospective method of application. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. See Note 1(p) to Notes to Consolidated Financial Statements for additional information on the impact of adopting SFAS 123(R).

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted beginning January 1, 2007.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurement." SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on the financial statements.

        In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the balance sheet. SFAS 158 is effective for recognition of the funded status of the benefit plans for the fourth quarter of 2006, and will be effective for the measurement date provisions for the fourth quarter of 2008. The adoption of SFAS 158 resulted in a $4.0 million reduction to other comprehensive income (loss). See Note 10 to Notes to Consolidated Financial Statements for additional information on the impact of adopting SFAS 158.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 expresses the SEC Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 must be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings. We adopted SAB No. 108 and adjusted our opening retained earnings for the year ended December 31, 2006 by approximately $14.5 million of which approximately $11.6 million reflects a change in our accounting for leases and approximately $2.9 million reflects a change in our accounting for accrued vacation. Prior to 2006, we did not record the effects of scheduled rent increases on a straight-line rent basis for certain real estate leases that were established between 1997 and 2004 at several of our properties. Prior to 1998, we awarded vacation in the current year to all of our employees. In 1998, the policy was changed to award vacation one year after the date of hire and therefore a vacation accrual should have been established for all employees hired after 1998. We reviewed the annual amount of additional expense incurred in prior periods for both of these adjustments and considered the effects to be immaterial to prior periods. See Note 1(w) to Notes to Consolidated Financial Statements for additional information on the impact of adopting SAB 108.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces Statement No. 141. SFAS 141(R) retains the fundamental requirements of Statement No. 141 that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations. SFAS 141(R)'s scope is broader than that of Statement No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will evaluate how the new requirements of SFAS 141(R) would impact any business combinations completed in 2009 or thereafter.

        In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 43 of this Annual Report on Form 10-K.

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

ITEM 9A.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2007, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

  Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2007

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors and executive officers, compliance with Section 16 of the Securities and Exchange Act of 1934, as amended, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the section entitled "Proposal 1: Election of Directors," "Compliance with Section 16(a) of the Exchange Act" and "Corporate Governance" in our Proxy Statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2007 (the "2008 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2008 Proxy Statement. Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 of Part II hereof.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Transactions with Related Persons" and "Corporate Governance—Independence" in the 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Proposal 2: Ratification of Independent Public Accountants" in the 2008 Proxy Statement.

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

        Six Flags, Inc. will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to Six Flags, Inc.'s reasonable expenses in furnishing such exhibit.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2008

SIX FLAGS, INC.
By:	/s/ Mark Shapiro Mark Shapiro President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Name	Title	Date

/s/ Mark Shapiro Mark Shapiro	Chief Executive Officer (Principal Executive Officer), President, and Director	March 13, 2008
/s/ Jeffrey R. Speed Jeffrey R. Speed	Chief Financial Officer (Principal Financial Officer)	March 13, 2008
/s/ Kyle Bradshaw Kyle Bradshaw	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2008
/s/ Daniel M. Snyder Daniel M. Snyder	Chairman of the Board and Director	March 13, 2008
/s/ C.E. Andrews C.E. Andrews	Director	March 13, 2008
/s/ Mark Jennings Mark Jennings	Director	March 13, 2008
/s/ Jack Kemp Jack Kemp	Director	March 13, 2008
/s/ Robert McGuire Robert McGuire	Director	March 13, 2008
/s/ Perry Rogers Perry Rogers	Director	March 13, 2008
/s/ Dwight Schar Dwight Schar	Director	March 13, 2008
/s/ Harvey Weinstein Harvey Weinstein	Director	March 13, 2008

SIX FLAGS, INC.

Index to Consolidated Financial Statements

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ Mark Shapiro Mark Shapiro Chief Executive Officer of the Company
/s/ Jeffrey R. Speed Jeffrey R. Speed Chief Financial Officer of the Company

March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

        We have audited Six Flags, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Six Flags, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

        We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As described in Note 1 to the consolidated financial statements, as of December 31, 2007, the Company adopted Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities, as amended, at the March 12, 2008 meeting of the EITF and as of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Additionally, as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of December 31, 2006 the Company adopted the balance sheet recognition provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Six Flags, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      KPMG LLP

Dallas, Texas
March 13, 2008

SIX FLAGS, INC.

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006 As Adjusted (Note 1 (w))
ASSETS
Current assets:
Cash and cash equivalents	$28,388,000	24,295,000
Accounts receivable	26,512,000	40,843,000
Inventories	26,361,000	23,126,000
Prepaid expenses and other current assets	39,144,000	37,893,000
Assets held for sale	—	6,718,000

Total current assets	120,405,000	132,875,000
Other assets:
Debt issuance costs	36,472,000	37,308,000
Restricted-use investment securities	12,731,000	11,091,000
Deposits and other assets	70,325,000	19,636,000

Total other assets	119,528,000	68,035,000
Property and equipment, at cost	2,630,327,000	2,564,109,000
Less accumulated depreciation	989,259,000	902,476,000

Total property and equipment	1,641,068,000	1,661,633,000
Assets held for sale	—	274,592,000
Intangible assets, net of accumulated amortization	1,064,318,000	1,050,481,000

Total assets	$2,945,319,000	3,187,616,000

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42,748,000	30,017,000
Accrued compensation, payroll taxes and benefits	19,397,000	17,323,000
Accrued insurance reserves	35,883,000	41,395,000
Accrued interest payable	29,980,000	36,677,000
Other accrued liabilities	47,270,000	38,821,000
Deferred income	23,329,000	11,159,000
Liabilities from discontinued operations	—	1,970,000
Current portion of long-term debt	18,715,000	114,059,000

Total current liabilities	217,322,000	291,421,000
Long-term debt	2,239,073,000	2,126,888,000
Liabilities from discontinued operations	—	4,160,000
Other long-term liabilities	25,670,000	40,731,000
Deferred income taxes	14,901,000	13,784,000
Minority interest	—	14,203,000
Redeemable minority interests	415,350,000	418,145,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	285,623,000	284,497,000
Stockholders' equity (deficit):
Preferred stock of $1.00 par value	—	—
Common stock, $.025 par value, 210,000,000 shares authorized and 95,239,728 and 94,384,728 shares outstanding at December 31, 2007 and 2006, respectively	2,381,000	2,360,000
Capital in excess of par value	1,393,622,000	1,385,472,000
Accumulated deficit	(1,659,223,000)	(1,384,094,000)
Accumulated other comprehensive income (loss)	10,600,000	(9,951,000)

Total stockholders' equity (deficit)	(252,620,000)	(6,213,000)

Total liabilities and stockholders' equity (deficit)	$2,945,319,000	3,187,616,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues:
Theme park admissions	$510,122,000	508,492,000	519,114,000
Theme park food, merchandise and other	462,658,000	437,173,000	437,643,000

Total revenues	972,780,000	945,665,000	956,757,000

Operating costs and expenses:
Operating expenses	431,767,000	416,332,000	390,797,000
Selling, general and administrative (including stock-based compensation of $12,525,000, $15,728,000 and $2,794,000 in 2007, 2006 and 2005, respectively)	244,378,000	239,927,000	192,838,000
Costs of products sold	81,472,000	79,989,000	83,197,000
Depreciation	137,538,000	131,416,000	126,778,000
Amortization	1,249,000	879,000	880,000
Loss on fixed assets	43,062,000	27,057,000	13,906,000

Total operating costs and expenses	939,466,000	895,600,000	808,396,000

Income from operations	33,314,000	50,065,000	148,361,000

Other income (expense):
Interest expense	(202,225,000)	(202,909,000)	(185,997,000)
Interest income	3,203,000	2,918,000	2,450,000
Minority interest in earnings	(39,684,000)	(40,223,000)	(39,794,000)
Equity in operations of partnership	(502,000)	(948,000)	—
Net loss on debt extinguishment	(11,865,000)	—	(19,303,000)
Other expense	(20,122,000)	(11,560,000)	(10,877,000)

Total other expense	(271,195,000)	(252,722,000)	(253,521,000)

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(237,881,000)	(202,657,000)	(105,160,000)
Income tax expense	6,203,000	4,318,000	3,705,000

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(244,084,000)	(206,975,000)	(108,865,000)
Discontinued operations	(9,075,000)	(97,605,000)	(2,073,000)

Loss before cumulative effect of a change in accounting principle	(253,159,000)	(304,580,000)	(110,938,000)
Cumulative effect of a change in accounting principle (see Note 1)	—	(1,038,000)	—

Net loss	$(253,159,000)	(305,618,000)	(110,938,000)

Net loss applicable to common stock	$(275,129,000)	(327,588,000)	(132,908,000)

Weighted average number of common shares outstanding-basic and diluted:	94,747,000	94,242,000	93,110,000

Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations	(2.81)	(2.43)	(1.41)
Discontinued operations	(0.09)	(1.04)	(0.02)
Cumulative effect of a change in accounting principle	—	(0.01)	—

Net loss	$(2.90)	(3.48)	(1.43)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Stockholders' Equity (Deficit) and Other Comprehensive Income (Loss)
Years Ended December 31, 2007, 2006 and 2005

	Preferred stock		Common stock		Capital in excess of par value As adjusted (Note 1 (w))
							Accumulated other comprehensive income (loss)
	Shares issued	Amount	Shares issued	Amount		Accumulated deficit		Total As adjusted (Note 1 (w))
Balances at December 31, 2004	—	$—	93,041,528	$2,326,000	$1,371,208,000	$(909,134,000)	$(15,184,000)	$449,216,000
Issuance of common stock	—	—	160,000	4,000	74,000	—	—	78,000
Stock-based compensation	—	—	—	—	2,794,000	—	—	2,794,000
Net loss	—	—	—	—	—	(110,938,000)	—	(110,938,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	5,306,000	5,306,000
Additional minimum liability on defined benefit retirement plan	—	—	—	—	—	—	(7,282,000)	(7,282,000)
Cash flow hedging derivatives	—	—	—	—	—	—	155,000	155,000

Comprehensive loss								(112,759,000)

Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)
Net change in redemption value of redeemable minority interest	—	—	—	—	(3,100,000)	—	—	(3,100,000)

Balances at December 31, 2005	—	—	93,201,528	2,330,000	1,370,976,000	(1,042,042,000)	(17,005,000)	314,259,000
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 1(w))	—	—	—	—	—	(14,464,000)	—	(14,464,000)
Issuance of common stock	—	—	1,183,200	30,000	134,000	—	—	164,000
Stock-based compensation	—	—	—	—	16,766,000	—	—	16,766,000
Net loss	—	—	—	—	—	(305,618,000)	—	(305,618,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	(490,000)	(490,000)
Additional minimum liability on defined benefit retirement plan	—	—	—	—	—	—	11,572,000	11,572,000
Cash flow hedging derivatives	—	—	—	—	—	—	6,000	6,000

Comprehensive loss								(294,530,000)

Adjustment to initially apply FASB Statement No. 158 (Note 10)	—	—	—	—	—	—	(4,034,000)	(4,034,000)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)
Net change in redemption value of redeemable minority interest	—	—	—	—	(2,404,000)	—	—	(2,404,000)

Balances at December 31, 2006	—	—	94,384,728	2,360,000	1,385,472,000	(1,384,094,000)	(9,951,000)	(6,213,000)
Issuance of common stock	—	—	855,000	21,000	(21,000)	—	—	—
Stock-based compensation	—	—	—	—	8,814,000	—	—	8,814,000
Net loss	—	—	—	—	—	(253,159,000)	—	(253,159,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	11,952,000	11,952,000
Actuarial gain on defined benefit retirement plan	—	—	—	—	—	—	8,526,000	8,526,000
Amortization of prior service cost on defined benefit retirement plan	—	—	—	—	—	—	73,000	73,000

Comprehensive loss								(232,608,000)

Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)
Net change in redemption value of redeemable minority interest	—	—	—	—	(643,000)	—	—	(643,000)

Balances at December 31, 2007	—	$—	95,239,728	$2,381,000	$1,393,622,000	$(1,659,223,000)	$10,600,000	$(252,620,000)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flow from operating activities:
Net loss	$(253,159,000)	(305,618,000)	(110,938,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	138,787,000	132,295,000	127,658,000
Minority interest in earnings	39,684,000	40,223,000	39,794,000
Minority interest distributions	(45,812,000)	(46,505,000)	(44,428,000)
Stock-based compensation	12,525,000	15,728,000	2,794,000
Cumulative effect of a change in accounting principle	—	1,038,000	—
Interest accretion on notes payable	229,000	237,000	259,000
Net loss on debt extinguishment	11,865,000	—	19,303,000
(Gain) loss on discontinued operations	(9,730,000)	118,304,000	45,264,000
Amortization of debt issuance costs	7,667,000	9,539,000	8,204,000
Other including loss on disposal of assets	43,607,000	26,885,000	14,165,000
Decrease (increase) in accounts receivable	13,179,000	(11,413,000)	3,920,000
(Increase) decrease in inventories, prepaid expenses and other current assets	(5,384,000)	1,778,000	(3,276,000)
Decrease in deposits and other assets	365,000	15,326,000	9,811,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	14,136,000	9,839,000	12,766,000
(Decrease) increase in accrued interest payable	(6,697,000)	2,655,000	(3,790,000)
Deferred income tax expense (benefit)	1,236,000	(507,000)	(96,000)

Total adjustments	215,657,000	315,422,000	232,348,000

Net cash provided by (used in) operating activities	(37,502,000)	9,804,000	121,410,000

Cash flow from investing activities:
Additions to property and equipment	(115,642,000)	(122,586,000)	(162,554,000)
Purchase of identifiable intangible assets	(1,952,000)	—	—
Capital expenditures of discontinued operations	(1,040,000)	(6,870,000)	(9,468,000)
Acquisition of theme park assets	(54,132,000)	(417,000)	—
Acquisition of equity interest in partnership	(39,654,000)	—	—
Purchase of restricted-use investments	(1,640,000)	(11,091,000)	—
Maturities of restricted-use investments	—	—	134,508,000
Proceeds from sale of discontinued operations	275,950,000	79,000,000	—
Property insurance recovery, net	1,500,000	21,446,000	—
Proceeds from sale of assets	789,000	502,000	367,000

Net cash provided by (used in) investing activities	64,179,000	(40,016,000)	(37,147,000)

Cash flow from financing activities:
Repayment of borrowings	(1,309,052,000)	(365,847,000)	(617,526,000)
Proceeds from borrowings	1,324,750,000	363,583,000	571,525,000
Net cash proceeds from issuance of common stock	—	164,000	78,000
Payment of cash dividends	(20,844,000)	(20,844,000)	(20,844,000)
Payment of debt issuance costs	(17,782,000)	(2,950,000)	(5,540,000)

Net cash used in financing activities	(22,928,000)	(25,894,000)	(72,307,000)

SIX FLAGS, INC.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2007, 2006 and 2005

Effect of exchange rate changes on cash	$344,000	(109,000)	790,000

Increase (decrease) in cash and cash equivalents	4,093,000	(56,215,000)	12,746,000
Cash and cash equivalents at beginning of year	24,295,000	80,510,000	67,764,000

Cash and cash equivalents at end of year	$28,388,000	24,295,000	80,510,000

Supplemental cash flow information:
Cash paid for interest	$201,046,000	190,477,000	181,339,000

Cash paid for income taxes	$5,047,000	4,702,000	4,883,000

  Supplemental disclosure of noncash investing and financing activities

          2007

            — Recorded an $11,400,000 note receivable related to the sale of the Sale Parks. See Note 1(d).         — Recorded a $1,400,000 limited rent guarantee related the sales of the Sale Parks. See Note 12.

          2006

            — Acquired approximately $617,000 of assets through a capital lease.

          2005

            — None

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies

  (a) Description of Business

        We own and operate regional theme amusement and water parks. As of December 31, 2003, we owned or operated 39 parks. In April 2004 we sold, in two separate transactions, seven parks in Europe, one park in Ohio and we also wrote-off our investment in the owner of the Madrid park that we managed. As of December 31, 2004, we owned or operated 30 parks, including 28 domestic parks, one park in Mexico and one in Canada. In October 2005, we closed Six Flags AstroWorld in Houston, Texas and in 2006 sold the underlying 104 acre site. We transferred certain property and equipment from the Houston park to other parks prior to completing the sale. At December 31, 2005 we owned or operated 29 parks. During 2006, we owned or operated 30 parks, including an indoor water park adjacent to The Great Escape, which opened in February 2006. After giving effect to the sale of seven parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada, and our New Orleans park, which did not operate in 2007 and will not operate in 2008. The accompanying consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2007, 2006 and 2005 reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations. See Note 2.

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, a note receivable for $37 million (the "PARC Note") and a limited rent guarantee by us of up to $10 million (the "PARC Guarantee"). The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA (the "Sale Parks"). The accompanying consolidated financial statements as of and for all periods presented reflect select assets and liabilities of the Sale Parks as assets held for sale, the liabilities as liabilities from discontinued operations and their results as a discontinued operation. See Note 2.

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

        Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and has not opened since that time and will not open during the 2008 season. See Note 12.

        Unless otherwise indicated, references herein to "we," "our" or "Six Flags" means Six Flags, Inc. and our subsidiaries, and "Holdings" refers only to Six Flags, Inc., without regard to our subsidiaries.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

  (b) Basis of Presentation

        Our accounting policies reflect industry practices and conform to U.S. generally accepted accounting principles.

        The consolidated financial statements include our accounts, our majority and wholly-owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

        During the fourth quarter of 2003, we adopted Statement of Financial Accounting Standards ("SFAS") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" which was subsequently reissued in December 2003 as Interpretation No. 46—Revised (FIN 46). Pursuant to those provisions we consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Discovery Kingdom (formerly Six Flags Marine World) as we have determined that we have the most significant economic interest because we receive a majority of these entity's expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as minority interest. The portion of earnings from these parks owned by non-affiliated parties in these entities is reflected as minority interest in earnings in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

        Intercompany transactions and balances have been eliminated in consolidation.

  (c) Cash Equivalents

        Cash equivalents of $1,100,000 and $2,188,000 at December 31, 2007 and 2006, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

  (d) PARC Note

        We recorded the PARC Note of $37.0 million at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note's subordination to other obligations. We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan."

  (e) Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. Costs of goods sold for the year ended December 31, 2005 include $1,987,000 associated with a valuation allowance related to slow moving inventory. The valuation allowance related to slow moving inventory was reduced to $57,000 at the

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

end of 2006 primarily related to the sale of most of our slow moving inventory to a liquidator. The valuation allowance related to slow moving inventory was increased to $381,000 at the end of 2007.

  (f) Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include $18,798,000 and $18,763,000 of spare parts inventory for existing rides and attractions at December 31, 2007 and 2006, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

  (g) Advertising Costs

        Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. At December 31, 2007 and 2006, we had $6,761,000 and $8,306,000 in prepaid advertising, respectively. The amounts capitalized at year end are included in prepaid expenses.

        Advertising and promotions expense was $126,374,000, $100,997,000 and $94,206,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

  (h) Debt Issuance Costs

        We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue.

  (i) Property and Equipment

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

  (j) Intangible Assets

        Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. To accomplish this, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. For 2005, 2006 and 2007, our sole reporting unit was our North American parks, as we had sold our European operations. For each year, the fair value of the reporting unit exceeded our carrying amount. Accordingly, no impairment was required.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

        If the fair value of the reporting unit were to be less than the carrying amount, we would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Our unamortized goodwill is $1,052.0 million at December 31, 2007.

        The following table provides a reconciliation of the carrying amount of our goodwill as of December 31, 2007 and December 31, 2006 (in thousands):

	December 31, 2007	December 31, 2006
Beginning balance	$1,038,874	$1,191,576
Goodwill allocated to the Sale Parks	—	(146,407)
Goodwill allocated to Wyandot Lake and Waterworld Sacramento and other adjustments	1,761	(6,712)
Acquisition of minority interests in Six Flags Discovery Kingdom and Partnership Park units	11,374	417

Ending balance	$1,052,009	$1,038,874

        The following table reflects our intangible assets which are subject to amortization (in thousands):

	As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$110	110	110	110	110	110
Licenses	18,884	6,575	16,932	5,325	16,932	4,446

	$18,994	6,685	17,042	5,435	17,042	4,556

        We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $890,000 over each of the next five years. The range of useful lives of the intangible assets is from 5 to 25 years, with a weighted average of 21.5 years.

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

  (l) Revenue Recognition

        We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the customer attends our parks. Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying consolidated statements of operations.

  (m) Interest Expense

        Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).

  (n) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have recorded a valuation allowance of $499,815,000, $422,817,000 and $332,065,000 as of December 31, 2007, 2006 and 2005, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards before they expire. The valuation allowance is based on our estimates of taxable income, primarily consisting of the reversal of deferred tax liabilities and to some extent tax planning strategies, by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

        Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitation in the various jurisdictions in which we are subject to tax. Due to unused net operating losses, we and certain entities within our consolidated group could be subject to examination for federal and state income tax purposes as far back as 1994.

        We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2007, we had approximately $2,600,000 accrued for interest and penalties.

        Beginning in 2006, we no longer permanently reinvested foreign earnings, therefore, United States deferred income taxes have been provided on foreign earnings. The impact was an increase to deferred tax liabilities and a reduction to the valuation allowance of approximately $21,852,000 in 2006.

  (o) Loss Per Common Share

        Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. No adjustments for the exercise of stock options or the conversion of the convertible notes or Preferred Income Redeemable Shares ("PIERS")

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

were included in the 2007, 2006 and 2005 computations of diluted loss per share because the effect would have been antidilutive. See Note 1(p) for additional information relating to the number of stock options outstanding.

        Our PIERS, which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our convertible notes were issued in November 2004 and are convertible into approximately 44,094,000 shares of common stock.

        Preferred stock dividends and amortization of related issue costs of $21,970,000 were included in determining net loss applicable to common stock in 2007, 2006 and 2005.

  (p) Stock Compensation

        As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options. Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to or greater than the market price of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") using the modified-prospective transition method. Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006, and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated. During the three years ended December 31, 2007, 2006 and 2005, stock-based compensation was $12,525,000 (includes $3,711,000 of accrued 2007 bonuses to be paid in stock during the first quarter of 2008 included in accrued compensation in the accompanying consolidated balance sheet), $15,728,000 and $2,794,000, respectively.

        As a result of adopting SFAS 123(R), a cumulative effect loss of $1,038,000 was recognized on certain liability based options and our loss from continuing operations before income taxes for the year ended December 31, 2006 was $8,579,000 higher than if we had continued to account for stock-based payment arrangements under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $3.38 if we had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $3.48.

        No compensation expense has been recognized for the unconditional stock options in the consolidated financial statements for the year ended December 31, 2005. Had we determined compensation expense based on the fair value at the grant date for all our unconditional stock options under SFAS 123 and as provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

Disclosure, an Amendment of FASB Statement No. 123," our net loss applicable to common stock would have been adjusted to the pro forma amounts below:

2005
Net loss applicable to common stock:
As reported	$(132,908,000)
Add: Noncash compensation	2,794,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,903,000)

Pro forma	$(138,017,000)

Net loss per weighted average common share outstanding—basic and diluted:
As reported	$(1.43)
Pro forma	$(1.48)

        Certain members of our management and professional staff have been issued seven-, eight- and ten-year options to purchase common shares under our 2007, 2006, 2004, 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the Option Plans). Through December 31, 2007, all stock options granted under the Option Plans have been granted with an exercise price equal to the underlying stock's fair value at the date of grant. Except for conditional options issued in 1998, options generally may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh, eighth or tenth anniversary of the issuance date or following termination of employment with the exception of grants that contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards.

        In June 2001, our stockholders approved a stock option plan for non-management directors providing for options with respect to an aggregate of 250,000 shares. In June 2004, our stockholders approved a stock option plan for employees and directors providing for options with respect to 1,800,000 shares. In May 2006, our stockholders approved a stock option plan for employees and directors providing for options with respect to 2,000,000 shares. In May 2007, our stockholders approved a stock option plan for employees and directors providing for options with respect to 4,000,000 shares of our common stock. Through December 31, 2005, we have granted to our non-management directors an aggregate of 1,185,000 options with a weighted average exercise price of $9.12 and weighted average remaining life to maturity of 2.22 years. During the first quarter of 2006, four of our former non-management directors exercised 96,000 of their previously granted options and forfeited their remaining 304,000 options upon their removal from our board. Additionally, we issued 745,000 and 465,000 shares to our current non-management directors in 2006 and 2007, respectively. Other than exercise prices, the terms of the directors' options are comparable to options issued to management.

        At December 31, 2007, there were 2,615,000 additional shares available for grant under the Option Plans. In June 2006, 2,810,000 options that had been issued as liability based options to 16 employees were modified to obtain equity based status. This modification resulted in $4,022,000 of liabilities, related to

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

stock-based compensation, to be reclassified to equity. The per share weighted-average fair value of stock options granted during 2007, 2006 and 2005, and after consideration of the modification, was $1.99, $4.60 and $4.99, respectively, on the date of grant or the modification date.

        The estimated fair value of options granted without a market condition was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees' expected exercise and post-vesting employment termination behavior. Expected volatility was calculated based on historical volatility for a period equal to the stock option's expected life, calculated on a daily basis in 2007 and 2006 and monthly basis in 2005. The expected dividend yield is based on expected dividends for the expected term of the stock options. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

        The estimated fair value of options granted to our President and Chief Executive Officer with a market condition was calculated using the Monte Carlo option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees' expected exercise and post-vesting employment termination behavior. Expected volatility was equal to the expected volatility utilized in the Black-Scholes option pricing valuation model described above. The expected dividend yield is based on expected dividends for the expected term of the stock options. The vesting hurdles were based on the market prices of our common stock pursuant to the terms of the option grants ($12 and $15) and the exercise multiple utilized was 1.75 which assumes that the option holder will exercise once the stock price has appreciated to 1.75 times the grant price.

        The weighted-average assumptions used in the option pricing valuation models for options granted in the years ended 2007, 2006 and 2005 are as follows:

	2007		2006		2005
	Employees	Directors	Employees	Directors	Employees	Directors
Risk-free interest rate	4.32%	4.23%	4.77%	4.55%	4.09%	4.24%
Expected life (in years)	4.98	5.63	5.33	6.25	5.00	5.00
Expected volatility	53%	59%	60%	55%	78%	79%
Expected dividend yield	—	—	—	—	—	—

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

        Stock option activity during the years indicated is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2004	4,184,000	$18.18
Granted	535,000	5.93
Exercised	(15,000)	5.21
Forfeited	(64,000)	21.08
Expired	(1,317,000)	17.50

Balance at December 31, 2005	3,323,000	16.48
Granted	3,100,000	8.76
Exercised	(1,056,000)	6.96
Forfeited	(1,156,000)	17.92
Expired	(936,000)	25.00

Balance at December 31, 2006	3,275,000	9.81
Granted	3,850,000	4.07
Exercised	—	—
Forfeited	(190,000)	8.53
Expired	(41,000)	20.00

Balance at December 31, 2007	6,894,000	6.56	8.05	—

Vested and expected to vest at December 31, 2007	6,810,000	6.60	8.02	—

Options exercisable at December 31, 2007	1,982,000	$7.87	7.25	—

        At December 31, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.17 to $13.70 and 8.05 years, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $0, $3.8 million and $0, respectively. The total fair value of options that vested during 2007, 2006 and 2005 was $3.8 million, $3.8 million and $4.1 million, respectively.

        At December 31, 2007, 2006, and 2005, options exercisable were 1,982,000, 935,000 and 2,431,200, respectively, and weighted-average exercise price of those options was $7.87, $11.10 and $19.83, respectively.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

        As of December 31, 2007, there was $6.4 million of unrecognized compensation expense related to our option awards. The weighted average period over which that cost is expected to be recognized is 2.81 years.

  (q) Restricted Stock Grants

        Restricted shares of our common stock may be awarded under the Option Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment. The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

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

        We issued 820,000 shares of restricted stock during the year ended December 31, 2006 to certain executives, which vest as follows: (i) 50,000 vested on March 31, 2006 upon the resignation of our former Chief Financial Officer, (ii) 173,333 shares vested in January 2007, (iii) 11,666 shares vested in January 2008, (iv) 298,332 shares will vest in January 2009 and (v) 286,669 shares will vest in January 2010.

        We issued 855,000 shares of restricted stock during the year ended December 31, 2007 to certain executives, which vest as follows: (i) 1,667 shares will vest in January 1, 2008, (ii) 218,334 shares will vest on January 1, 2009, (iii) 201,667 shares will vest on January 1, 2010 and (iv) 433,334 shares will vest on January 1, 2011.

        A summary of the status of our restricted stock awards as of December 31, 2007 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2007	770,000	$8.52
Granted	855,000	3.62
Vested	(173,333)	8.41
Forfeited	—	—

Non-vested balance at December 31, 2007	1,451,667	$5.65

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

        The weighted average grant date fair value per share of our restricted stock awards granted during the twelve months ended December 31, 2007, 2006 and 2005 was $3.62, $8.54 and $6.46, respectively. The total grant date fair value of our restricted stock distributed during the years ended December 31, 2007, 2006 and 2005 was $3.1 million, $7.0 million and $0.9 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $1.7 million and $2.7 million, respectively. As of December 31, 2007, there was $4.0 million of unrecognized compensation costs related to our restricted stock awards. The weighted average period over which that cost is expected to be recognized is 2.34 years.

  (r) Investment Securities

        Restricted-use investment securities at December 31, 2007 consist of funds deposited in escrow in a short term money market to satisfy the Subordinated Indemnity Agreement we have with Time Warner related to the Partnership Parks as a source of funds in the event Time Warner is required to honor its guarantee to the partners of these parks.

        Interest income is recognized when earned and increases the escrow funds available in the event Time Warner is required to honor its guarantee.

  (s) Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net loss, changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and changes in the net actuarial gains and amortization of prior service costs on our defined benefit retirement plan and is presented in the consolidated statements of stockholders' equity (deficit) and other comprehensive income (loss) as accumulated other comprehensive income (loss).

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

  (t) Redeemable minority interest

        We record the carrying amount of our redeemable minority interests at their fair value at the date of issuance. We recognize the changes in their redemption value immediately as they occur and adjust the carrying value of these redeemable minority interests to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the redeemable minority interests. We conduct an annual review to determine if the fair value of the limited partnership units is less than the redemption amount. If the fair value of the limited partnership units is less than the redemption amount, a charge to earnings for the difference will be taken, resulting in

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

an earnings per share impact. The redemption amount at the end of each reporting period did not exceed the fair value of the limited partnership units.

  (u) Use of Estimates

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

  (v) Reclassifications

        Reclassifications have been made to certain amounts reported in 2006 and 2005 to conform to the 2007 presentation.

  (w) Impact of Recently Issued Accounting Pronouncements

        We have elected to early adopt Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," as amended at the March 12, 2008 meeting of the EITF. As a result of this change, we have reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as "mezzanine equity," which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value. In the future, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash. This accounting change did not affect our statement of operations or statement of cash flows. Comparative financial statements of prior years have been adjusted to apply this new method retrospectively. The following financial statement line items for fiscal years 2006, 2005 and 2004 were affected by the change in accounting principle:

Balance Sheet

December 31, 2006

	As originally reported	Effect of adoption of EITF Topic D-98	As adjusted
Minority interest	$49,995,000	$(35,792,000)	$14,203,000
Redeemable minority interests	$—	$418,145,000	$418,145,000
Capital in excess of par value	$1,767,825,000	$(382,353,000)	$1,385,472,000
Total stockholders' equity (deficit)	$376,140,000	$(382,353,000)	$(6,213,000)
Total liabilities & stockholders' equity (deficit)	$3,187,616,000	$—	$3,187,616,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

Consolidated Statement of Stockholders' Equity (Deficit) and Other Comprehensive Income (Loss)

December 31, 2004

	As originally reported	Effect of adoption of EITF Topic D-98	As adjusted
Capital in excess of par value	$1,748,057,000	$(376,849,000)	$1,371,208,000
Total stockholders' equity (deficit) and other comprehensive income (loss)	$826,065,000	$(376,849,000)	$449,216,000

December 31, 2005

	As originally reported	Effect of adoption of EITF Topic D-98	As adjusted
Capital in excess of par value	$1,750,925,000	$(379,949,000)	$1,370,976,000
Net change in redemption value of redeemable minority interests	$—	$(3,100,000)	$(3,100,000)
Total stockholders' equity (deficit) and other comprehensive income (loss)	$694,208,000	$(379,949,000)	$314,259,000

December 31, 2006

	As originally reported	Effect of adoption of EITF Topic D-98	As adjusted
Capital in excess of par value	$1,767,825,000	$(382,353,000)	$1,385,472,000
Net change in redemption value of redeemable minority interests	$—	$(2,404,000)	$(2,404,000)
Total stockholders' equity (deficit) and other comprehensive income (loss)	$376,140,000	$(382,353,000)	$(6,213,000)

        In December 2004, the FASB published SFAS 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted Statement 123(R) on January 1, 2006 under the modified prospective method of application. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. See Note 1(p) for additional information on the impact of adopting SFAS 123(R).

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted beginning January 1, 2007.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurement." SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on the financial statements.

        In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the balance sheet. SFAS 158 is effective for recognition of the funded status of the benefit plans for the fourth quarter of 2006, and will be effective for the measurement date provisions for the fourth quarter of 2008. The adoption of SFAS 158 resulted in a $4.0 million reduction to other comprehensive income (loss). See Note 10 for additional information on the impact of adopting SFAS 158.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 expresses the SEC Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 must be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings. We adopted SAB No. 108 and adjusted our opening retained earnings for the year ended December 31, 2006 by approximately $14.5 million of which approximately $11.6 million reflects a change in our accounting for leases and approximately $2.9 million reflects a change in our accounting for accrued vacation. Prior to 2006, we did not record the effects of scheduled rent increases on a straight-line rent basis for certain real estate leases that were established between 1997 and 2004 at several of our properties. Prior to 1998, we awarded vacation in the current year to all of our employees. In 1998, the policy was changed to award vacation one year after the date of hire and therefore a vacation accrual should have been established for all employees hired after 1998. We reviewed the annual amount of additional expense incurred in prior periods for both of these adjustments and considered the effects to be immaterial to prior periods.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (continued)

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. We do not expect the adoption of SFAS 159 to have a material impact on the financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces Statement No. 141. SFAS 141(R) retains the fundamental requirements of Statement No. 141 that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations. SFAS 141(R)'s scope is broader than that of Statement No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will evaluate how the new requirements of SFAS 141(R) would impact any business combinations completed in 2009 or thereafter.

        In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

(2) Acquisition and Disposition of Theme Parks

        On July 31, 2007, we acquired all of the assets of Six Flags Discovery Kingdom (formerly Six Flags Marine World) that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000. The purchase price was allocated to the acquisition of the land that the park is situated on ($22,100,000), the real and personal property that was acquired ($9,146,000) and the elimination of the minority interest liability related to the joint venture ($11,513,000). The remaining costs

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(2) Acquisition and Disposition of Theme Parks (continued)

in excess of the fair value of the assets that were acquired ($10,018,000) was recorded as goodwill, which will be deductible for tax purposes.

        The following table reflects the unaudited pro forma net loss and net loss per share as if this transaction occurred on January 1, 2005 (in thousands except per share amounts):

	2007	2006	2005
Net loss	$(249,785)	$(300,781)	$(105,259)

Net loss applicable to common stock	$(271,755)	$(322,751)	$(127,229)

Weighted average number of common shares outstanding—basic and diluted:	94,747	94,242	93,110
Net loss per average common share outstanding—basic and diluted:	$(2.87)	$(3.42)	$(1.37)

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the Sale Parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and the PARC Guarantee. As a result of the sale, we recognized a loss of $2.3 million. The condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statements of operations for all periods presented reflect select assets of the Sale Parks as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations.

        In March 2007, we reversed $1.1 million of the $84.5 million non-cash impairment charge that we recorded against assets held for sale in connection with the Sale Parks in our consolidated financial statements for the year ended December 31, 2006. During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo, for $2.0 million. In March 2006, we recorded a non-cash impairment loss on these transactions in the amount of $11.4 million.

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

        On April 8, 2004, we sold all of the stock of Walibi S.A., our wholly-owned subsidiary that indirectly owned the seven parks we owned in Europe. The purchase price was approximately $200.0 million, of which Euro 10.0 million ($12.1 million as of April 8, 2004) was received in the form of a nine and one half year note from the buyer and $11.6 million represented the assumption of certain debt by the buyer, with the balance paid in cash. During February 2006, the note was repurchased by the buyer for $12.0 million. See Note 6.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(3) Property and Equipment (continued)

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," our consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks sold and held for sale in 2005, 2006 and 2007 as discontinued operations and for all periods presented to reflect the operations of the Sale Parks as discontinued operations on the December 31, 2006 consolidated balance sheet as follows:

December 31, 2006
(in thousands)
Current assets	$6,718
Property, plant and equipment, net	205,836
Intangible assets	67,157
Other assets	1,599

Total assets held for sale	$281,310

Current liabilities	$1,970
Other liabilities	4,160

Total liabilities from discontinued operations	$6,130

        The following are components of the net results of discontinued operations, including the Sale Parks, for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Operating revenue	$358	$122,840	$174,182

Gain (loss) on sale of discontinued operations	(1,888)	968	—
Income (loss) from discontinued operations before income taxes	(12,539)	13,809	18,350
Impairment on assets held for sale	1,088	(112,382)	(20,423)
Reduction in contingent liabilities from sale indemnities	4,264	—	—

Net results of discontinued operations	$(9,075)	$(97,605)	$(2,073)

        Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(3) Property and Equipment (continued)

        Property and equipment, at cost, are classified as follows:

	December 31,
	2007	2006
Land	$145,065,000	$122,959,000
Land improvements	366,121,000	355,848,000
Buildings and improvements	442,003,000	425,059,000
Rides and attractions	1,359,849,000	1,376,188,000
Equipment	317,289,000	284,055,000

Total	2,630,327,000	2,564,109,000
Less accumulated depreciation	989,259,000	902,476,000

	$1,641,068,000	$1,661,633,000

(4) Minority Interest, Partnership and Joint Ventures

        Minority interest represents the third parties' share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Discovery Kingdom (formerly Six Flags Marine World) until July 31, 2007 when we acquired the remaining minority interests. See Note 2. Minority interest in earnings shown is reduced by depreciation and other non-operating expenses of $4,107,000, $4,880,000 and $4,880,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

        In April 1997, we became manager of Six Flags Discovery Kingdom (formerly Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we were entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). We added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. During the quarter ended June 30, 2007, we exercised our option to acquire the minority interest of Six Flags Discovery Kingdom for approximately $52,777,000. The acquisition closed on July 31, 2007. Prior to that time, we were entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.

        We have accounted for our interest in the HWP Development, LLC joint venture under the equity method and have included our investment of $2,050,000 and $1,825,000 as of December 31, 2007 and 2006, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

        On June 19, 2007 we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. ("DCP"). The other investor in the venture, Red Zone Capital Partners II, L.P. ("Red Zone"), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar. During the fourth

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(4) Minority Interest, Partnership and Joint Ventures (continued)

quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest was approximately 39.2% at December 31, 2007. We have accounted for our investment of $39,613,000 under the equity method and have included it in deposits and other assets in the accompanying consolidated balance sheets.

        See Note 12 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia.

(5) Derivative Financial Instruments

        In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 6(a)) into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358% (with an average of 5.342%).

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

        During 2007, 2006 and 2005, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

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

        The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(5) Derivative Financial Instruments (continued)

Facility. As a result, no material ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

        As of December 31, 2007, there are no deferred losses on derivative instruments accumulated in AOCL as all derivatives have expired.

(6) Long-Term Debt

        At December 31, 2007 and 2006, long-term debt consists of:

	2007	2006
Long-term debt:
Credit Facility(a)	$850,750,000	743,625,000
8 7/8% Senior Notes due 2010(b)	280,300,000	300,300,000
9 3/4% Senior Notes due 2013(c)	374,000,000	388,000,000
9 5/8% Senior Notes due 2014(d)	464,650,000	503,650,000
4 1/2% Convertible Senior Notes due 2015(e)	280,000,000	299,000,000
Other	8,961,000	7,552,000
Net discounts	(873,000)	(1,180,000)

	2,257,788,000	2,240,947,000
Less current and called portions	18,715,000	114,059,000

	$2,239,073,000	2,126,888,000

(a)
On May 25, 2007, we entered into an amended and restated credit facility (the "Credit Facility"), which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($845,750,000 of which was outstanding at December 31, 2007); (ii) revolving facilities totaling $275,000,000 ($5,000,000 of which was outstanding at December 31, 2007 (as well as letters of credit in the amount of $27,289,000) and (iii) an uncommitted optional term loan tranche of up to $300,000,000. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to twelve months, subject to certain conditions. At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2007, the weighted average interest rate for borrowings under the term loan and the revolving facilities were 7.25% and 7.35%, respectively. Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility, is required to make quarterly principal repayments in the amount of $2,125,000 with all remaining principal due at maturity on April 30, 2015. The utilization of the revolving facilities is available until March 31, 2013. The amended and restated credit agreement contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facilities and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(6) Long-Term Debt (continued)

  On May 25, 2007, we repaid amounts that were outstanding on our previous senior secured credit facility which included a $300,000,000 revolving credit facility ($65,000,000 and $105,000,000 of which was outstanding at May 25, 2007 and December 31, 2006, respectively), an $82,500,000 multi-currency facility (none of which was outstanding at May 25, 2007 or December 31, 2006 (excluding letters of credit in the amounts of $33,055,000 and $33,147,000 on those dates)) and a $655,000,000 term loan ($635,722,000 and $638,625,000 of which was outstanding as of May 25, 2007 and December 31, 2006, respectively). At December 31, 2006, the weighted average interest rate for borrowings under the term loan and the revolving credit facility were 8.62% and 8.61%, respectively.

  During the second quarter of 2007, we recognized a net loss on debt extinguishment of $9,573,000 for the write-off of debt issuance costs related to our previous senior secured credit facility and for the costs paid to the underwriters in connection with the Credit Facility.

(b)
On February 11, 2002, Holdings issued $480,000,000 principal amount of 8 7/8% Senior Notes due 2010 (the "2010 Senior Notes"). As of December 31, 2006, we had repurchased $179,700,000 of the 2010 Senior Notes. A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004. We repurchased an additional $20,000,000 of the 2010 Senior Notes during June 2007. We recognized a net loss on extinguishment of $167,000 due to the repurchase of the 2010 Senior Notes in June 2007. The 2010 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Senior Notes of Holdings. The 2010 Senior Notes require annual interest payments of approximately $24,877,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2010 Senior Notes are redeemable, at Holding's option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity. The indenture under which the 2010 Senior Notes were issued contains covenants substantially similar to those relating to the other Senior Notes of Holdings.

  The indenture under which the 2010 Senior Notes were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(c)
On April 16, 2003, Holdings issued $430,000,000 principal amount of 9 3/4% Senior Notes due 2013 (the 2013 Senior Notes). As of December 31, 2006 we had repurchased $42,000,000 principal amount of the 2013 Senior Notes. A gross loss of $1,979,000 due to this repurchase was recognized in 2004. We repurchased an additional $14,000,000 of the 2013 Senior Notes during June 2007. A net gain on extinguishment of $430,000 due to this repurchase was recognized in June 2007. The 2013 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2013 Senior Notes require annual interest payments of approximately $36,465,000 (9 3/4% per annum) and, except in the event of a change in control Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2013. The 2013 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 2013 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(6) Long-Term Debt (continued)

(d)
On December 5, 2003, Holdings issued $325,000,000 principal amount of the 9 5/8% Senior Notes due 2014 (the 2014 Senior Notes). As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Senior Notes. A gross loss of $837,000 due to this repurchase was recognized in 2004. In January 2005, we issued an additional $195,000,000 of 2014 Senior Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of other senior notes of Holdings. We repurchased an additional $39,000,000 principal amount of the 2014 Senior Notes during June 2007 A net gain on extinguishment of $1,563,000 due to this repurchase was recognized in June 2007. The 2014 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. The 2014 Senior Notes, including the January additional amount, require annual interest payments of approximately $44,723,000 (9 5/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2014. The 2014 Senior Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity. The indenture under which the 2014 Senior Notes were issued contains covenants substantially similar to those relating to the other Holdings Senior Notes. All of the net proceeds of the original issuance of 2014 Senior Notes, together with proceeds of term loan borrowings under the Credit Facility, were used to redeem in full other senior notes of Holdings. A gross loss of $25,178,000 was recognized in 2004 on this redemption.

(e)
On November 19, 2004, Holdings issued $299,000,000 principal amount of Convertible Notes. During June and July 2007 we repurchased $19,000,000 principal amount of the Convertible Notes. A net loss on extinguishment of $4,118,000 due to this repurchase was recognized in June 2007. The Convertible Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings Senior Notes. Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of Convertible Notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock. The Convertible Notes require annual interest payments of approximately $12,600,000 (4 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015. The Convertible Notes are redeemable, at Holdings' option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity. The net proceeds of the Convertible Notes were used to repurchase a portion of the 2010 Senior Notes (see Note 6 (b)) and to repurchase and redeem other senior notes of Holdings. A gross loss of $3,922,000 was recognized in 2004 due to the redemption of the senior notes with a portion of the proceeds from the sale of the 2004 discontinued operations (See Note 2). A gross loss of $19,303,000 was recognized due to the redemption in 2005 of the other senior notes.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(6) Long-Term Debt (continued)

        Annual maturities of long-term debt during the five years subsequent to December 31, 2007, are as follows (does not assume acceleration of maturity of the term loan portion of the Credit Facility (See Note 6(a)):

2008	$18,715,000
2009	9,820,000
2010	289,965,000
2011	9,372,000
2012	8,628,000
Thereafter	1,921,288,000

$2,257,788,000

        The Credit Facility limits the ability of Six Flags Operations to pay dividends or make other distributions to us. Six Flags Operations may not make cash distributions to us unless it is in compliance with the covenants set forth in the credit agreement and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations is permitted to make dividends to us in certain circumstances from cash generated by certain asset dispositions and the incurrence of certain indebtedness in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes and in certain circumstances the PIERS. Similarly, if it is in compliance, Six Flags Operations may make additional cash distributions to us generally limited to an amount equal to the sum of:

  •
  cash interest payments on the public notes issued by Six Flags, Inc.;

  •
  payments we are required to make under our agreements with our partners in the Partnership Parks; and

  •
  cash dividends on our preferred stock.

(7) Fair Value of Financial Instruments

        The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2007 and 2006. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2007		2006
	Carrying Amount	Fair value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$12,731,000	12,731,000	11,091,000	11,091,000
Long-term debt (including current portion)	(2,257,788,000)	(1,846,390,000)	(2,240,947,000)	(2,179,406,000)
PIERS	(285,623,000)	(165,025,000)	(284,497,000)	(256,450,000)

          The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(7) Fair Value of Financial Instruments (continued)

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

  •
  PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices.

(8) Income Taxes

        Income tax expense (benefit) allocated to continuing operations for 2007, 2006 and 2005 consists of the following:

	Current	Deferred	Total
2007:
U.S. federal	$—	—	—
Foreign	2,132,000	1,236,000	3,368,000
State and local	2,835,000	—	2,835,000

	$4,967,000	1,236,000	6,203,000

2006:
U.S. federal	$—	—	—
Foreign	3,094,000	(507,000)	2,587,000
State and local	1,731,000	—	1,731,000

	$4,825,000	(507,000)	4,318,000

2005:
U.S. federal	$—	—	—
Foreign	2,850,000	(76,000)	2,774,000
State and local	951,000	(20,000)	931,000

	$3,801,000	(96,000)	3,705,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(8) Income Taxes (continued)

        Recorded income tax expense (benefit) allocated to continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2007, 2006 and 2005 to loss before income taxes as follows:

	2007	2006	2005
Computed "expected" federal income tax benefit	$(83,258,000)	(70,930,000)	(36,806,000)
Change in valuation allowance	86,464,000	55,245,000	38,570,000
Effect of foreign earnings earned and remitted in the same year	3,838,000	—	—
Effect of change in APB 23 deferred taxes on unremitted foreign earnings	—	21,852,000	—
Effect of state and local income taxes, net of federal tax benefit	(4,703,000)	(7,393,000)	(4,497,000)
Nondeductible compensation	2,017,000	3,515,000	4,201,000
Effect of foreign income taxes	1,590,000	1,884,000	2,020,000
Other, net	255,000	145,000	217,000

	$6,203,000	4,318,000	3,705,000

        The change in valuation allowance attributable to continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	2007	2006	2005
Continuing operations	$86,464,000	55,245,000	38,570,000
Discontinued operations	(34,910,000)	32,110,000	10,495,000
Adoption of FIN 48 (See Note 1(w))	32,943,000	—	—
Changes in other comprehensive loss and equity	(7,499,000)	3,397,000	2,767,000

	$76,998,000	90,752,000	51,832,000

        Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes). Our net operating and capital loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax benefits (deferred tax assets). The tax effects of these temporary differences as of December 31, 2007, 2006 and 2005 are presented below:

	2007	2006	2005
Deferred tax assets before valuation allowance	$903,975,000	879,148,000	793,738,000
Less valuation allowance	499,815,000	422,817,000	332,065,000

Net deferred tax assets	404,160,000	456,331,000	461,673,000
Deferred tax liabilities	419,061,000	470,115,000	476,018,000

Net deferred tax liability	$14,901,000	13,784,000	14,345,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(8) Income Taxes (continued)

	2007	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$632,631,000	558,315,000	524,798,000
State net operating loss carryforwards	163,511,000	159,011,000	147,228,000
Capital loss carryforward	58,766,000	101,541,000	101,541,000
Alternative minimum tax credits	6,591,000	6,591,000	6,591,000
Accrued insurance and other	42,476,000	53,690,000	13,580,000

	$903,975,000	879,148,000	793,738,000

Deferred tax liabilities:
Property and equipment	$414,631,000	466,071,000	472,956,000
Intangible assets and other	4,430,000	4,044,000	3,062,000

	$419,061,000	470,115,000	476,018,000

        As of December 31, 2007 we have approximately $1,902,394,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2027 and net operating loss carryforwards available for state income tax purposes which aggregate to approximately $4,353,301,000 and expire through 2027. We have recorded a valuation allowance of $499,815,000, $422,817,000 and $332,065,000 as of December 31, 2007, 2006 and 2005, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income, primarily consisting of the reversal of deferred tax liabilities and to some extent tax planning strategies, by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. At December 31, 2007, we had approximately $6,591,000 of alternative minimum tax credits which have no expiration date and approximately $167,903,000 of capital loss carryforwards which expire in 2009.

Unrecognized Tax Benefits

        Our unrecognized tax benefit at January 1, 2007 and December 31, 2007 was $48,072,000. There were no additions or reductions to this unrecognized tax benefit during 2007.

(9) Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit)

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(9) Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit) (continued)

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

  (b) Share Rights Plan

        On December 10, 1997, our board of directors authorized a share rights plan. The plan was subsequently amended on February 4, 1998, May 18, 2004 and amended and restated as of September 14, 2004. The plan expired in January 2008.

  (c) Charter Amendment

        On June 29, 2005, we amended our Certificate of Incorporation to increase the authorized shares of our Common Stock from 150,000,000 to 210,000,000.

  (d) Accumulated Other Comprehensive Income (Loss)

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign currency items	Cash flow hedges	Defined benefit retirement plan	Accumulated other comprehensive income (loss)
Balance at December 31, 2004	$(877,000)	(161,000)	(14,146,000)	(15,184,000)
Net current period change	5,306,000	(1,012,000)	(7,282,000)	(2,988,000)
Reclassification adjustments for losses reclassified into operations	—	1,167,000	—	1,167,000

Balance at December 31, 2005	4,429,000	(6,000)	(21,428,000)	(17,005,000)
Net current period change	(490,000)	6,000	11,572,000	11,088,000
Adjustment to initially apply SFAS No. 158	—	—	(4,034,000)	(4,034,000)

Balance at December 31, 2006	3,939,000	—	(13,890,000)	(9,951,000)
Net current period change	11,952,000	—	—	11,952,000
Actuarial gain on defined benefit retirement plan	—	—	8,526,000	8,526,000
Amortization of prior service cost on defined benefit retirement plan	—	—	73,000	73,000

Balance, December 31, 2007	$15,891,000	—	(5,291,000)	10,600,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(10) Pension Benefits

        As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the Plan). The Plan covered substantially all of SFTP's employees. During 1999 the Plan was amended to cover substantially all of our domestic full-time employees. During 2004, the Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003. The Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. Plan assets are invested primarily in common stock and mutual funds. The Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

        We "froze" our pension plan effective March 31, 2006, pursuant to which participants will no longer continue to earn future pension benefits. A curtailment loss of $3,125,000 was recorded during the first quarter of 2006.

Benefit Obligations and Plan Assets

        Beginning with our December 31, 2006 consolidated balance sheet, Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No, 87, 88, 106 and 132(R)", requires us to recognize on its consolidated balance sheet the funded status of its defined benefit plan. The funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. The following table presents the incremental effect on our December 31, 2006 balance sheet as a result of adopting this recognition requirement from SFAS No. 158:

	Before Adjustment	Adoption Adjustment	After Adjustment
Intangible asset	$165,000	(165,000)	—
Total assets	3,187,781,000	(165,000)	3,187,616,000
Pension liability included in other long-term liabilities	22,148,000	3,869,000	26,017,000
Total liabilities	2,487,318,000	3,869,000	2,491,187,000
Additional minimum liability included in accumulated other comprehensive loss	(9,856,000)	(4,034,000)	(13,890,000)
Total stockholders' equity (deficit)	(2,179,000)	(4,034,000)	(6,213,000)
Total liabilities and stockholders' equity (deficit)	$3,187,781,000	(165,000)	3,187,616,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(10) Pension Benefits (continued)

Change in benefit obligation

	2007	2006
Benefit obligation, January 1	$156,973,000	$177,603,000
Service cost	726,000	2,290,000
Interest cost	9,159,000	8,968,000
Actuarial gain	(6,904,000)	(2,022,000)
Benefits paid	(4,554,000)	(3,799,000)
Curtailments	(919,000)	(26,067,000)

Benefit obligation, December 31	$154,481,000	$156,973,000

        The accumulated benefit obligation for the U.S. pension plans at the end of 2007 and 2006 was $152,212,000 and $153,105,000, respectively.

        We use a measurement date of December 31 for our pension plan.

Weighted average assumptions used to determine benefit obligations as of December 31

	2007	2006
Discount rate	6.250%	5.875%
Rate of compensation increase	4.000%	4.000%

	2007	2006
Change in Plan assets
Fair value of plan assets, January 1	$130,956,000	115,727,000
Actual return on plan assets	10,458,000	12,412,000
Employer contribution	8,926,000	6,616,000
Benefits paid	(4,554,000)	(3,799,000)

Fair value of plan assets, December 31	$145,786,000	130,956,000

        Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

        The asset allocation for the Six Flags pension plan at the end of 2007 and 2006, and the target allocation for 2008, by asset category, follows. The fair value of plan assets for these plans is $145,786,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(10) Pension Benefits (continued)

and $130,956,000 at the end of 2007 and 2006, respectively. The expected long term rate of return on these plan assets was 7.50% in 2007 and 8.00% in 2006.

		Percentage of Plan Assets at December 31,
Asset category	Target Allocation for 2008
		2007	2006
Equity securities	60.0%	59.0%	61.6%
Fixed Income	38.5%	40.3%	37.7%
Short Term Investments	1.5%	0.7%	0.7%
Other	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

Description of Investment Committee and Strategy

        The Committee is responsible for managing the investment of Plan assets and ensuring that the Plan's investment program is in compliance with all provisions of ERISA, other relevant legislation, related Plan documents and the Statement of Investment Policy. The Committee has retained several mutual funds, commingled funds and/or investment managers to manage Plan assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of the applicable prospectus or other investment manager agreements with the Plan.

        The primary financial objective of the Plan is to secure participant retirement benefits. As such, the key objective in the Plan's financial management is to promote stability and, to the extent appropriate, growth in funded status. Other related and supporting financial objectives are also considered in conjunction with a comprehensive review of current and projected Plan financial requirements.

        The assets of the fund are invested to achieve the greatest reward for the Plan consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures in the Plan's long-term target asset allocation.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(10) Pension Benefits (continued)

Funded Status

        The following shows the funded status of the Plan, reconciled to the amount in the consolidated balance sheets at December 31:

	2007	2006
Fair value of Plan assets	$145,786,000	130,956,000
Benefit obligation	(154,481,000)	(156,973,000)

Funded status	$(8,695,000)	(26,017,000)

	2007	2006
Non-current asset	$—	—
Current liability	—	—
Non-current liability	(8,695,000)	(26,017,000)

Amount recognized in balance sheet	$(8,695,000)	(26,017,000)

        At December 31, 2007 and 2006 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit and Accumulated Benefit Obligations Exceed the Fair Value of Plan Assets
	2007	2006
Projected benefit obligation	$154,481,000	156,973,000
Accumulated benefit obligation	152,212,000	153,105,000
Fair value of Plan assets	145,786,000	130,956,000

Expected Cash Flows

        Information about expected cash flows for the plan follows:

Employer Contributions for Fiscal Year 2008
2008 (expected) to plan trusts	$6,329,000
Expected benefit payments:
2008	5,209,000
2009	5,807,000
2010	6,426,000
2011	7,078,000
2012	7,721,000
2013–2017	47,086,000

$79,327,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(10) Pension Benefits (continued)

Components of net periodic benefit cost and other comprehensive income (loss)

	Years ended December 31,
	2007	2006	2005
Net periodic benefit cost:
Service cost	$726,000	$2,290,000	$6,105,000
Interest cost	9,159,000	8,968,000	9,216,000
Expected return on plan assets	(10,015,000)	(9,397,000)	(8,812,000)
Amortization of prior service cost	32,000	77,000	560,000
Amortization of net actuarial loss	179,000	677,000	3,354,000
Curtailment loss	41,000	3,125,000	—

Total net periodic benefit cost	$122,000	$5,740,000	$10,423,000

Other comprehensive income (loss):
Current year actuarial gain	$8,347,000	$—	$—
Amortization of actuarial gain	179,000	—	—
Amortization of prior service cost	73,000	—	—
Change in additional minimum liability on defined benefit retirement plan	—	11,572,000	(7,282,000)

Total other comprehensive income (loss)	$8,599,000	$11,572,000	$(7,282,000)

Weighted-average assumptions used to determine net cost

Discount rate	5.875%	5.750%	5.875%
Rate of compensation increase	4.000%	4.000%	3.750%
Expected return on plan assets	7.500%	8.000%	8.500%

        The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date. High quality corporate bond yield indices on over 500 Aa high grade bonds are considered when selecting the discount rate.

        The return on assets assumption was developed based on consideration of historical market returns, current market conditions, and the Plan's past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns.

        Overall, it was projected that the Plan could achieve a 7.50% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the Plan's policy of monitoring manager performance.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(10) Pension Benefits (continued)

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are as follows:

Actuarial loss	$—
Prior service cost	23,000

Total	$23,000

        At December 31, 2007 and 2006, the Plan's projected benefit obligation exceeded the fair value of Plan assets resulting in the Plan being underfunded by $8,695,000 and $26,017,00, respectively, which we recognized as an other long-term liability in the accompanying consolidated balance sheet. As of December 31, 2007 and 2006, we have recorded in accumulated other comprehensive income (loss) ($5,161,000) and ($13,890,000), respectively.

(11) 401(k) Plan

        We have a qualified, contributory 401(k) plan (the 401(k) Plan). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. For all of 2004, 2005 and through November 30, 2006, we matched 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. On December 1, 2006, we changed the employer match to 100% of the first 3% and 50% of the next 2% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. We recognized approximately $2,442,000, $1,816,000 and $2,140,000 of related expense in the years ended December 31, 2007, 2006 and 2005, respectively.

(12) Commitments and Contingencies

        Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005, has not opened since that time, and will not open during the 2008 season. We have determined that our carrying value of the assets destroyed is approximately $34.0 million. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage.

        The flood insurance provisions of the policies contain a $27.5 million sublimit. In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate "Named Storm" peril. While the separate Named Storm provision of our insurance policies explicitly covers flood damage and does not contain a separate sublimit, in February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision. We intend to appeal this ruling. In the event the sublimit is ultimately applied to our claim, the claims adjustment process will require determination of the actual amount of our loss and the portion caused by wind which is not subject to any sublimit.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(12) Commitments and Contingencies (continued)

        We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $12.2 million at December 31, 2007, which reflects part of our claim for business interruption and the destroyed assets. The receivable is net of $26.5 million in payments received from our insurance carriers. Subsequent to December 31, 2007, we received a $1.0 million payment from our insurance carriers and received additional payments of approximately $6.0 million related to a notification from our insurance companies' adjuster that we would receive that amount as an advance payment of the actual cash value of losses incurred for wind damage. We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks. Our receivable, net of 2008 cash receipts and the planned advance payment for wind damage, totals $5.2 million, which we, at a minimum, expect to recover from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of wind losses, business interruption and administrative claims. We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor's assets. We cannot be certain that our current estimates of the extent of the damage are correct.

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks"). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $60.6 million in 2008 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2008 approximately $19.9 million based on our present ownership of approximately 26% of the Georgia Limited Partner and approximately 38% of the Texas Limited Partner at December 31, 2007), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the "Specified Prices"). As of December 31, 2007, we owned approximately 26% and 38% of the Georgia Limited Partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 74% and 62% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $415.3 million. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. Pursuant to the 2007 annual offer, we purchased one unit in the Texas Limited Partner and one-half unit in the Georgia Limited Partner for approximately $2.8 million in May 2007. Approximately 0.52 units in the Texas Limited Partner

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(12) Commitments and Contingencies (continued)

were tendered in 2006. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2008 would result in an aggregate payment by us of approximately $305.1 million.

        In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $12.7 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. After all such obligations have been satisfied, Time Warner is required to retransfer to us the entire equity interests of these entities. We intend to incur approximately $12.0 million of capital expenditures at these parks for the 2008 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $23.7 million of aggregate net cash provided by operating activities after capital expenditures during 2007 (net of advances from the general partner). At December 31, 2007, we had total loans outstanding of $179.5 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

        We lease under long-term leases the sites of Six Flags New Orleans, Six Flags Mexico and La Ronde. We also lease portions of the site of Six Flags Kentucky Kingdom and a small parcel near Six Flags New England. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2007, 2006, and 2005, we recognized approximately $6,509,000, $7,131,000 and $5,628,000, respectively, of rental expense under these rent agreements.

        Total rental expense from continuing operations, including office space and park sites, was approximately $14,185,000, $13,666,000 and $10,833,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(12) Commitments and Contingencies (continued)

        Future minimum obligations under non-cancellable operating leases, including site leases, at December 31, 2007, are summarized as follows (in thousands):

Year ending December 31,
2008	$11,059
2009	10,504
2010	9,955
2011	9,009
2012	8,995
2013	9,003
2014 and thereafter	191,474

Total	$249,999

We are party to a license agreement (the U.S. License Agreement) pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis. Based on current usage, the annual license fee for 2007 was approximately $3,000,000.

        In November 1999, we entered into license agreements (collectively, the "International License Agreements") pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use. Under the International License Agreements, the license fee is based on specified percentages of the gross revenues of the applicable parks. We have prepaid approximately $3,018,000 of international license fees.

        We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 to November 15, 2003). For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. Our general liability policies cover the cost of punitive damages only in certain jurisdictions in which a claim occurs. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

        Although we are contractually committed to make approximately CAD$15.4 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2008 and beyond will be made on a discretionary basis.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(12) Commitments and Contingencies (continued)

        We are party to various legal actions arising in the normal course of business, including the cases discussed below. Matters that are probable of unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations, or liquidity after consideration of recorded accruals.

        On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA/Concord and Waterworld USA/Sacramento. On September 13, 2007, an agreement was reached to settle the case. Under the settlement, which covers the period from November 2001 to the present, we expressly deny any violation of California law governing employee meal and rest breaks or other wrongdoing. In 2007, we deposited into escrow $9,225,000 to be applied to the initial settlement fund which has been recorded in other expense. In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively. On December 18, 2007, the Court granted preliminary approval to the settlement.

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

        On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in "excess of" $20 million in damages, which they have since revised to two alternative theories in the respective amounts of approximately $14.9 million or $11 million. The plaintiffs claim that their services were wrongfully terminated and assert causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs have brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages. We have filed an answer denying the claims and intend to vigorously defend the action. The case is currently scheduled for trial in late March 2008.

        On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Complaint") in the United States District

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(12) Commitments and Contingencies (continued)

Court for the District of Delaware naming Six Flags, Inc., Six Flags Theme Parks Inc., and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Complaint does not include specific allegations concerning the location or manner of alleged infringement. The Complaint seeks damages and injunctive relief. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case requiring such manufacturers to honor their indemnification obligations with respect to this case. We have filed an answer denying the claims and intend to vigorously defend the action. We have tendered the defense of this matter to certain of the ride manufacturers.

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

        We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,971,000 of which was outstanding at December 31, 2007), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest). Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture's ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit. We also agreed to indemnify the lender with respect to certain environmental conditions in connection with the real property security for the loan. In the event we are required to fund amounts under the guarantee, the letter of credit or the environmental indemnity, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.

        For the years ended December 31, 2007 and 2006, we have received or accrued $801,000 and $649,000, respectively, in management fee revenues from the joint venture. We have advanced the joint venture approximately $0.4 million and $2.2 million as of December 31, 2007 and 2006, respectively. During 2007, we contributed approximately $1,447,000 to the joint venture for our portion of two capital calls.

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(12) Commitments and Contingencies (continued)

        At December 31, 2007, we have accrued liabilities for tax indemnification and other pre-sale risks of $11.1 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid. In December 2007, we reversed $2.8 million of these accrued liabilities because the statute of limitations had expired.

        Red Zone LLC requested that we reimburse certain of the expenses it incurred in connection with its 2005 consent solicitation. By virtue of the successful consent solicitation, three individuals designated by Red Zone LLC, including Daniel M. Snyder, the Chairman of our Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors. Our Board of Directors authorized us to reimburse Red Zone LLC for the reasonable expenses incurred in connection with its consent solicitation subject to approval by our stockholders. Red Zone LLC requested reimbursement for expenses that include financial advisory fees, legal fees, travel compensation and signing bonuses paid by Red Zone LLC to Mr. Shapiro and additional individuals who have become our employees and other out of pocket expenses. The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone LLC's expenses would be reasonable. Stockholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006. We recognized the reimbursement as other expense in the consolidated financial statements for 2006.

(13) Business Segments

        We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation, and amortization (Park EBITDA) and free cash flow (Park EBITDA less park capital expenditures). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. As such, we have only one reportable segment—theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(13) Business Segments (continued)

	2007	2006	2005
	(in thousands)
Theme park revenues	$972,780	945,665	956,757
Theme park cash expenses	(694,534)	(653,098)	(619,477)

Aggregate park EBITDA	278,246	292,567	337,280
Minority interest in earnings—EBITDA	(43,791)	(45,103)	(44,674)
Equity in operations of affiliates—EBITDA	5,604	752	—
Corporate expenses	(50,558)	(67,422)	(44,561)
Stock-based compensation	(12,525)	(15,728)	(2,794)
Net loss on debt extinguishment	(11,865)	—	(19,303)
Other income (expense)	(20,122)	(11,560)	(10,877)
Loss on disposal of assets	(43,062)	(27,057)	(13,906)
Equity in operations of affiliates	(6,106)	(1,700)	—
Minority interest in earnings—depreciation and other expense	4,107	4,880	4,880
Depreciation and amortization	(138,787)	(132,295)	(127,658)
Interest expense	(202,225)	(202,909)	(185,997)
Interest income	3,203	2,918	2,450

Loss from continuing operations before income taxes	$(237,881)	(202,657)	(105,160)

        One of our parks is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2007, 2006 and 2005:

	Domestic	Foreign	Total
	(in thousands)
2007:
Long-lived assets	$2,555,416	149,970	2,705,386
Revenues	876,878	95,902	972,780
2006:
Long-lived assets	$2,569,294	142,820	2,712,114
Revenues	856,958	88,707	945,665
2005:
Long-lived assets	$2,616,578	141,124	2,757,702
Revenues	876,330	80,427	956,757

        Long-lived assets include property and equipment and intangible assets.

(14) Changes in Management and Strategy

        Following a successful consent solicitation by Red Zone LLC, an entity controlled by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two persons proposed by Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors approved substantial changes to

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2007, 2006 and 2005

(14) Changes in Management and Strategy (continued)

senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives.

        These initiatives were not fully implemented for the 2006 and 2007 seasons and even when fully implemented, there can be no assurance that they will result in increased attendance and/or revenue.

        The management change resulted in severance and other expenses of approximately $9.0 million in 2005 and a $3.6 million write off of costs incurred in projects that new management determined not to pursue. The management change resulted in another $14.6 million in severance and other expenses in 2006. These expenses are primarily included in selling, general and administrative expenses in the accompanying 2006 and 2005 Consolidated Statement of Operations.

(15) Quarterly Financial Information (Unaudited)

        Following is a summary of the unaudited interim results of operations for the years ended December 31, 2007 and 2006:

	2007
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$50,660,000	344,801,000	465,185,000	112,134,000	972,780,000
Net income (loss) applicable to common stock	(176,054,000)	(50,880,000)	84,186,000	(132,381,000)	(275,129,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.86)	(0.54)	0.89	(1.39)	(2.90)
Diluted	(1.86)	(0.54)	0.61	(1.39)	(2.90)

	2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$42,081,000	325,002,000	474,239,000	104,343,000	945,665,000
Net income (loss) applicable to common stock	(246,540,000)	(45,079,000)	159,252,000	(195,221,000)	(327,588,000)
Net income (loss) per weighted average common share outstanding:
Basic	(2.63)	(0.48)	1.69	(2.07)	(3.48)
Diluted	(2.63)	(0.48)	1.08	(2.07)	(3.48)

        We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

EXHIBIT INDEX

(2)
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

(a)
Asset Purchase Agreement, dated as of April 8, 2004, between Registrant and Cedar Fair L.L.P.—incorporated by reference from Exhibit 2.1 to Registrant's Form 10-Q for the quarter ended March 31, 2004.

(b)
Share Purchase Agreement, dated as of April 8, 2004, between Registrant, Premier International Holdings Inc., Walibi Holding LLC and Star Parks Belgium Holdco S.A.—incorporated by reference from Exhibit 2.2 to Registrant's Form 10-Q for the quarter ended March 31, 2004.

(3)
Articles of Incorporation and By-Laws:

(a)
Certificate of Designation of Series A Junior Preferred Stock of Registrant—incorporated by reference from Exhibit 2(1.C) to Registrant's Form 8-A dated January 21, 1998.

(b)
Restated Certificate of Incorporation of Registrant, dated March 25, 1998—incorporated by reference from Exhibit 3 to Registrant's Current Report on Form 8-K, filed on March 26, 1998.

(c)
Certificate of Designation, Rights and Preferences for 7 1/2% Mandatorily Convertible Preferred Stock of Registrant—incorporated by reference from Exhibit 4(s) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(d)
Certificate of Amendment of Certificate of Incorporation of Registrant, dated July 24, 1998—incorporated by reference from Exhibit 3(p) to Registrant's Form 10-K for the year ended December 31, 1998.

(e)
Certificate of Amendment of Certificate of Incorporation of Registrant, dated June 30, 2000—incorporated by reference from Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended June 30, 2000.

(f)
Certificate of Designation, Rights and Preferences for 7 1/4% Convertible Preferred Stock of Registrant—incorporated by reference from Exhibit 5 to Registrant's Current Report on Form 8-K, filed on January 23, 2001.

(g)
Certificate of Amendment of Restated Certificate of Incorporation of Six Flags, Inc. dated June 29, 2005—incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2005.

(h)
Amended and Restated By-laws of Registrant—incorporated by reference from Exhibit 3(h) to the Registrant's Form 10-K for the year ended December 31, 2005.

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

(b)
Registration Rights Agreement, dated as of February 2, 2001, between Registrant, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc. and Scotia Capital (USA) Inc. with respect to Registrant's 9 1/2% Senior Notes due 2009—incorporated by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-600060), filed on May 2, 2001.

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

  (f)
  Indenture, dated as of February 11, 2002, between Registrant and The Bank of New York with respect to Registrant's 8 7/8% Senior Notes due 2010—incorporated by reference from Exhibit 4(n) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

  (h)
  Indenture, dated as of April 16, 2003, between Registrant and The Bank of New York with respect to Registrant's 9 3/4% Senior Notes due 2013—incorporated by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

  (i)
  Registration Rights Agreement, dated as of April 16, 2003, between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc. and Credit Lyonnais Securities (USA) Inc. with respect to Registrant's 9 3/4% Senior Notes due 2013—incorporated by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-105960) filed on June 9, 2003.

  (j)
  Indenture, dated as of December 5, 2003, between Registrant and The Bank of New York with respect to Registrant's 9 5/8% Senior Notes due 2014—incorporated by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

  (k)
  Registration Rights Agreement, dated as of December 5, 2003, between Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc. with respect to Registrant's 9 5/8% Senior Notes due 2014—incorporated by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

  (l)
  Indenture, dated as of June 30, 1999, between Registrant and The Bank of New York with respect to Debt Securities—incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated July 2, 1999.

  (m)
  Second Supplemental Indenture, dated as of November 19, 2004, between Registrant and The Bank of New York with respect to Registrant's 4.50% Convertible Senior Notes due 2015—incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed on November 22, 2004.

  (n)
  Second Amended and Restated Rights Agreement, dated as of September 14, 2004, by and between Registrant and The Bank of New York—incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed on September 15, 2004.

  (o)
  Registration Rights Agreement, dated as of January 18, 2005, between Registrant, Lehman Brothers Inc., Bear, Stearns & Co. Inc., Allen & Company LLC, Banc of America Securities LLC, BNY Capital Markets, Inc. and Calyon Securities (USA) Inc.—incorporated by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-122527), filed on February 4, 2005.

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

  (d)
  Registrant's 1996 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10(z) to Registrant's Form 10-K for the year ended December 31, 1997.

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

  (m)
  Registrant's 1998 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10(ap) to Registrant's Form 10-K for the year ended December 31, 1998.

  (n)
  Subordinated Indemnity Agreement dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 2(b) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

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

  (w)
  Registrant's 2001 Stock Option and Incentive Plan—incorporated by reference from Exhibit 4(dd) to Registrant's Form 10-K for the year ended December 31, 2002.

  (x)
  Registrant's Stock Option Plan for Directors—incorporated by reference from Exhibit 4(ee) to Registrant's Form 10-K for the year ended December 31, 2002.

  (y)
  First Amendment, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative Agent—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 2, 2003.

  (z)
  Optional Increase Amendment, dated as of January 14, 2004, to the Amended and Restated Credit Agreement, dated July 8, 2002, among Registrant, certain subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as Administrative

    Agent—incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-112600) filed on February 6, 2004.

  (aa)
  Amendment No. 1 Subordinated Indemnity Agreement dated November 5, 1999, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10 (bb) to Registrant's Form 10-K for the year ended December 31, 2003.

  (bb)
  Amendment No. 2 Subordinated Indemnity Agreement, dated June 12, 2004, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10 (cc) to Registrant's Form 10-K for the year ended December 31, 2003.

  (cc)
  Employment Agreement, dated as of December 31, 2003, between Registrant and Kieran E. Burke—incorporated by reference from Exhibit 10 (dd) to Registrant's Form 10-K for the year ended December 31, 2003.

  (dd)
  Employment Agreement, dated as of December 31, 2003, between Registrant and James F. Dannhauser—incorporated by reference from Exhibit 10 (ee) to Registrant's Form 10-K for the year ended December 31, 2003.

  (ee)
  Third Amendment, dated as of March 26, 2004, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent—incorporated by reference from Exhibit 10.2 to Registrant's Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-112600), filed on June 1, 2004.

  (ff)
  Form of Indemnity Agreement—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on September 15, 2004.

  (gg)
  Fourth Amendment, dated as of November 4, 2004, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent—incorporated by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K, filed on November 15, 2004.

  (hh)
  Fifth Amendment, dated as of April 22, 2005, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper Inc., as administrative agent—incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2005.

  (ii)
  2004 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006.

  (jj)
  Form of Employee Severance Agreement—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on July 22, 2005.

  (kk)
  Sixth Amendment, dated as of December 23, 2005, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent—incorporated by reference from Exhibit 10(kk) to Registrant's Form 10-K for the year ended December 31, 2005.

  (ll)
  Termination Agreement between Six Flags, Inc. and Kieran E. Burke, dated December 23, 2005—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on December 30, 2005.

  (mm)
  Amendment to Employment Agreement, between Six Flags, Inc., Six Flags Operations Inc. and James F. Dannhauser, dated December 23, 2005—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on December 30, 2005.

  (nn)
  Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated January 17, 2006—incorporated by reference from Exhibit 10(nn) to Registrant's Form 10-K for the year ended December 31, 2005.

  (oo)
  Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated January 17, 2006—incorporated by reference from Exhibit 10(oo) to Registrant's Form 10-K for the year ended December 31, 2005.

  (pp)
  Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated January 17, 2006—incorporated by reference from Exhibit 10(pp) to Registrant's Form 10-K for the year ended December 31, 2005.

  (qq)
  Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated January 17, 2006—incorporated by reference from Exhibit 10(qq) to Registrant's Form 10-K for the year ended December 31, 2005.

  (rr)
  Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated January 23, 2006—incorporated by reference from Exhibit 10(rr) to Registrant's Form 10-K for the year ended December 31, 2005.

  (ss)
  Seventh Amendment, dated as of April 21, 2006, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent—incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2006.

  (tt)
  Six Flags, Inc. 2006 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on May 30, 2006.

  (uu)
  Six Flags, Inc. 2006 Employee Stock Purchase Plan—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on May 30, 2006.

  (vv)
  Eight Amendment, dated as of July 28, 2006, to the Amended and Restated Credit Agreement, dated as of July 8, 2002, among the Registrant, certain of its subsidiaries named therein, the lenders from time to time party thereto and Lehman Commercial Paper, Inc., as administrative agent—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K, fled on August 3, 2006.

  (ww)
  Consulting Agreement, dated as of August 28, 2006, by and between Six Flags, Inc. and Brian Jenkins—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on September 12, 2006.

  (xx)
  Employment Agreement, dated as of September 26, 2006, by and between Mark Shapiro and Six Flags, Inc.—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on October 2, 2006.

  (yy)
  Award Agreement for the Grant of Restricted Stock to Mark Shapiro—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on October 2, 2006.

  (zz)
  Award Agreement for the Grant of $12 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 2, 2006.

  (aaa)
  Award Agreement for the Grant of $15 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 2, 2006.

  (bbb)
  Award Agreement for the Grant of Noncontingent Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 2, 2006.

  (ccc)
  Securities Purchase Agreement by and among Six Flags Theme Parks Inc., Funtime, Inc., Elitch Garden Holdings G.P., Frontier City Properties, Inc., SF Splashtown GP Inc., SF Splashtown Inc., Spring Beverage Holding Corp. and PARC 7F-Operations Corporation, dated as of January 10, 2007—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on January 17, 2007.

  (ddd)
  Form of Unsecured Subordinated Promissory Note—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on January 17, 2007.

  (eee)
  Form of Limited Rent Guaranty (Six Flags)—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on January 17, 2007.

  (fff)
  Employment Agreement, dated as of January 1, 2007, by and between James M. Coughlin and Six Flags, Inc.—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on January 17, 2007.

  (ggg)
  Six Flags, Inc. 2007 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 24, 2007.

  (hhh)
  $1,125,000,000 Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Registrant, Six Flags Operations Inc., Six Flags Theme Parks Inc., as primary borrower, certain of its subsidiaries named therein, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse, Cayman Islands Branch and Lehman Commercial Paper Inc., as co-syndication agents, and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 30, 2007.

  (iii)
  Amended and Restated Guarantee and Collateral Agreement, dated as of May 25, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc. and the subsidiaries of Six Flags Theme Parks Inc. signatory thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 30, 2007.

  (jjj)
  Unsecured Subordinated Promissory Note by and among PARC Operations, LLC, PARC 7F-Operations Corporation, PARC Elitch Gardens, LLC, PARC White Water Bay, LLC, PARC Frontier City, LLC, PARC Splashtown, LLC, PARC Waterworld, LLC, PARC Darien Lake, LLC, and PARC Enchanted Parks, LLC, dated April 6, 2007—incorporated by reference from Exhibit 10.4 to Registrant's Form 10 Q for the quarter ended June 30, 2007.

  (kkk)
  Limited Rent Guaranty by and among Registrant and CNL Income Darien Lake, LLC, CNL Income Elitch Gardens, LLC, CNL Income Enchanted Village, LLC, CNL Income Frontier City, LLC, CNL Income Splashtown, LLC, CNL Income Waterworld, LLC and CNL Income White Water Bay, LLC and CNL Income Darien Lake TRS Corp., CNL Income Elitch Gardens TRS Corp., CNL Income Enchanted Village TRS Corp., CNL Income Frontier City TRS Corp., CNL Income Splashtown TRS Corp., CNL Income Waterworld TRS Corp., and CNL Income White Water Bay TRS Corp., dated April 6, 2007—incorporated by reference from Exhibit 10.5 to Registrant's Form 10 Q for the quarter ended June 30, 2007.

  *(12)
  Computation of Ratio of Earnings to Fixed Charges.

  *(21)
  Subsidiaries of the Registrant.

  *(23.1)
  Consent of Independent Registered Public Accounting Firm.

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

  *(32.1)
  Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *(32.2)
  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Six Flags, Inc., The S&P 500 Index, The S&P Midcap 400 Index, And The S&P Movies & Entertainment Index
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
SIX FLAGS, INC. Index to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SIX FLAGS, INC. Consolidated Balance Sheets December 31, 2007 and 2006
SIX FLAGS, INC. Consolidated Statements of Operations Years Ended December 31, 2007, 2006 and 2005
SIX FLAGS, INC. Consolidated Statements of Cash Flows Years Ended December 31, 2007, 2006 and 2005
SIX FLAGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2007, 2006 and 2005
EXHIBIT INDEX