Form 10-Q
period 2008-03-31
SIX FLAGS, INC.
filed 2008-05-08
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 1, 2008, Six Flags, Inc. had 97,631,913 outstanding shares of common stock, par value $0.025 per share.

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

•                  credit market and general economic conditions; and

•                  pending, threatened or future legal proceedings.

                A more complete discussion of these factors and other risks applicable to our business is contained in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.  See “Available Information” below.

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

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,661,000	$28,388,000
Accounts receivable	25,628,000	26,512,000
Inventories	37,541,000	26,361,000
Prepaid expenses and other current assets	45,496,000	39,144,000
Total current assets	121,326,000	120,405,000

Other assets:
Debt issuance costs	34,939,000	36,472,000
Restricted-use investment securities	14,955,000	12,731,000
Deposits and other assets	67,687,000	70,325,000
Total other assets	117,581,000	119,528,000

Property and equipment, at cost	2,659,595,000	2,630,327,000
Less accumulated depreciation	1,019,420,000	989,259,000

Total property and equipment	1,640,175,000	1,641,068,000

Intangible assets, net of accumulated amortization	1,063,866,000	1,064,318,000

Total assets	$2,942,948,000	$2,945,319,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$45,365,000	$42,748,000
Accrued compensation, payroll taxes and benefits	17,525,000	19,397,000
Accrued insurance reserves	36,529,000	35,883,000
Accrued interest payable	42,725,000	29,980,000
Other accrued liabilities	50,036,000	47,270,000
Deferred income	43,979,000	23,329,000
Current portion of long-term debt	132,497,000	18,715,000

Total current liabilities	368,656,000	217,322,000

Long-term debt	2,236,763,000	2,239,073,000

Other long-term liabilities	32,839,000	25,670,000

Deferred income taxes	14,611,000	14,901,000

Redeemable minority interests	414,753,000	415,350,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	285,905,000	285,623,000

Stockholders’ deficit:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 97,606,671 and 95,239,728 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,440,000	2,381,000
Capital in excess of par value	1,397,177,000	1,393,622,000
Accumulated deficit	(1,814,595,000)	(1,659,223,000)
Accumulated other comprehensive loss	4,399,000	10,600,000

Total stockholders’ deficit	(410,579,000)	(252,620,000)

Total liabilities and stockholders’ deficit	$2,942,948,000	$2,945,319,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
Revenue:
Theme park admissions	$31,131,000	$23,177,000
Theme park food, merchandise and other	25,667,000	19,501,000
Sponsorship, licensing and other fees	11,426,000	7,982,000
Total revenue	68,224,000	50,660,000

Operating costs and expenses:
Operating expenses (including stock-based compensation of $1,892,000 in 2008)	79,988,000	78,052,000
Selling, general and administrative (including stock-based compensation of $1,700,000 in 2008 and $2,450,000 in 2007)	40,131,000	48,479,000
Costs of products sold	6,134,000	4,502,000
Depreciation	34,147,000	33,633,000
Amortization	280,000	250,000
Loss on fixed assets	4,654,000	4,335,000
Total operating costs and expenses	165,334,000	169,251,000

Loss from operations	(97,110,000)	(118,591,000)

Other income (expense):
Interest expense	(46,717,000)	(52,273,000)
Interest income	265,000	403,000
Minority interest in loss	596,000	9,973,000
Equity in operations of investees	(1,916,000)	(297,000)
Other income (expense)	(3,301,000)	(105,000)
Total other income (expense)	(51,073,000)	(42,299,000)

Loss from continuing operations before income taxes and discontinued operations	(148,183,000)	(160,890,000)

Income tax expense	1,721,000	315,000

Loss from continuing operations before discontinued operations	(149,904,000)	(161,205,000)

Discontinued operations	—	(9,356,000)

Net loss	$(149,904,000)	$(170,561,000)

Net loss applicable to common stock	$(155,397,000)	$(176,054,000)

Weighted average number of common shares outstanding — basic and diluted	95,692,000	94,631,000

Net loss per average common share outstanding — basic and diluted:
Loss from continuing operations	$(1.62)	$(1.76)
Discontinued operations	—	(0.10)
Net loss	$(1.62)	$(1.86)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Net loss	$(149,904,000)	$(170,561,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,016,000)	(572,000)
Defined benefit retirement plan	(236,000)	49,000
Change in cash flow hedging	(3,949,000)	—
Comprehensive income (loss)	$(156,105,000)	$(171,084,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
Cash flow from operating activities:
Net loss	$(149,904,000)	$(170,561,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,427,000	33,883,000
Minority interest in loss	(596,000)	(9,973,000)
Minority interest distributions	—	(3,077,000)
Stock-based compensation	3,592,000	2,450,000
Interest accretion on notes payable	55,000	59,000
Loss on discontinued operations	—	1,968,000
Amortization of debt issuance costs	1,540,000	2,416,000
Other including loss on disposal of assets	7,207,000	4,355,000
(Increase) decrease in accounts receivable	(6,194,000)	7,255,000
Increase in inventories, prepaid expenses and other current assets	(17,407,000)	(19,041,000)
Decrease in deposits and other assets	2,639,000	551,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	22,905,000	30,672,000
Increase in accrued interest payable	12,745,000	19,769,000
Deferred income tax benefit	(555,000)	(86,000)

Total adjustments	60,358,000	71,201,000

Net cash used in operating activities	(89,546,000)	(99,360,000)

Cash flow from investing activities:
Additions to property and equipment	(37,202,000)	(32,531,000)
Purchase of identifiable intangible assets	(108,000)	(604,000)
Capital expenditures of discontinued operations	—	(878,000)
Purchase of restricted-use investments	(2,224,000)	(135,000)
Gross proceeds from sale of discontinued operations	—	950,000
Property insurance recovery	7,046,000	—
Gross proceeds from sale of assets	55,000	22,000

Net cash used in investing activities	(32,433,000)	(33,176,000)

Cash flow from financing activities:
Repayment of borrowings	(40,333,000)	(13,711,000)
Proceeds from borrowings	151,750,000	162,750,000
Payment of cash dividends	(5,211,000)	(5,211,000)
Payment of debt issuance costs	(7,000)	—
Net cash provided by financing activities	106,199,000	143,828,000

Effect of exchange rate changes on cash	53,000	(14,000)

Increase (decrease) in cash and cash equivalents	(15,727,000)	11,278,000
Cash and cash equivalents at beginning of year	28,388,000	24,295,000
Cash and cash equivalents at end of period	$12,661,000	$35,573,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
Supplemental cash flow information:
Cash paid for interest	$32,377,000	$30,028,000

Cash paid for income taxes	$2,281,000	$480,000

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

After giving effect to the sale of seven parks in April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada and our New Orleans park, which did not operate in 2007 and will not operate in 2008.

In March 2008, we entered into an agreement with Tatweer Dubai LLC, a member of Dubai Holding (“Tatweer”), to create a Six Flags-branded theme park in Dubai.  Pursuant to the agreement, we will provide design and development services for the creation of the park, which will be operated and managed by Tatweer or its affiliate.  We also granted Tatweer the exclusive right to use our brand in certain countries for certain time periods including the United Arab Emirates for twenty-five years.  As consideration for our services and the exclusivity rights granted in the agreement, we will receive fees over the exclusivity and design and development periods plus an ongoing royalty fee once the Dubai park opens.

In July 2007, we acquired all of the assets of Six Flags Discovery Kingdom (formerly Six Flags Marine World) that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000.  See Note 2.

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at March 31, 2008.

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

The condensed consolidated statements of operations for the prior year period reflect the operating results of the Sale Parks and our Sacramento, California water park as results of discontinued operations.

Six Flags New Orleans sustained very extensive damage in Hurricane Katrina in late August 2005 and has not opened since that time and will not open during the 2008 season.  See Note 5.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on our results of operations and our financial position. Those comments should be read in conjunction with the condensed consolidated financial statements and these notes.  Our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2008 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and, prior to our acquisition of its minority interest in July 2007, Six Flags Discovery Kingdom (formerly Six Flags Marine World), as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  The equity interests owned by non-affiliated parties in these entities are reflected in the accompanying condensed consolidated balance sheets as redeemable minority interests.  The portion of earnings or loss from these parks owned by non-affiliated parties in these entities is reflected as minority interest in loss in the accompanying condensed consolidated statements of operations and in the condensed consolidated statements of cash flows.

                                                PARC Note

We recorded the PARC Note of $37.0 million at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations.  We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” As of March 31, 2008, we have collected interest payments in the amount of $0.4 million leaving the note balance at $11.0 million.

                                                Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2007, we had recorded a valuation allowance of $499,815,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance was increased by $57,586,000 at March 31, 2008, in respect of the net loss before income taxes generated during the first

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

three months of 2008.  In addition, we increased the valuation allowance by $2,176,000 at March 31, 2008 related to other comprehensive loss.

Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitation in the various jurisdictions in which we are subject to tax.  Due to unused net operating losses, the Company and certain entities within the consolidated group could be subject to examination for federal and state income tax purposes as far back as 1994.

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of March 31, 2008, we had approximately $2,800,000 accrued for interest and penalties.

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

                                                Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation.  All of our derivatives qualify for hedge accounting treatment as cash flow hedges.

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

Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item.  Changes in fair value of a derivative that is not designated as a hedge are recorded in results of operations on a current basis.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

We do not hold or issue derivative instruments for trading purposes.

                                                Loss Per Common Share

The weighted average number of shares of common stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2008 and 2007 does not include the effect of potential common shares issuable upon the exercise of employee stock options, the impact in either period of the potential conversion of our outstanding convertible preferred stock or the impact of the potential conversion of the $280,000,000 principal amount of our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) issued in November 2004, as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our condensed consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  The Convertible Notes are convertible into 44,094,000 shares of common stock, although we can satisfy conversion by delivering cash in lieu of shares.

PIERS dividends and amortization of related issue costs of $5,493,000 were included in determining net loss applicable to common stock in 2008 and 2007.

Reclassifications

Reclassifications have been made to certain amounts reported in 2007 to conform to the 2008 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method.  Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS
123(R).  During the three months ended March 31, 2008 and 2007, stock-based compensation was $3,592,000 and $2,450,000, respectively.

Stock Option and Incentive Plans:

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock and other stock-based

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

awards.  The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines, at its discretion, which eligible employees and directors will receive awards, the types of awards to be received, and the terms and conditions thereof.  The right of an employee to receive an award may be subject to performance conditions as specified by the Compensation Committee.  The Plans contain provisions which, in the event of a change in control of the Company, may accelerate the vesting of the awards.  As of March 31, 2008, options to purchase 6,894,000 shares of our common stock and 2,776,000 shares of restricted stock were outstanding under the Plans and approximately 248,000 shares were available for future grant.

Stock Options:

Options granted under the Plans may be designated as either incentive stock options or non-qualified stock options.  The Compensation Committee determines the terms and conditions of the options, including the time or times at which options may be exercised, the methods by which the exercise price may be paid, and the form of such payment.  Options are generally granted with an exercise price equal to the market value of our common stock at the date of grant.  These option awards generally vest 20% per annum, commencing with the date of grant, and have a contractual term of either 7, 8 or 10 years.  In addition, our President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that become exercisable only if certain market prices of our common stock are maintained for consecutive 90 day periods.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.  We have not granted any stock options in 2008.

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

The weighted-average assumptions used in the option pricing valuation models for options granted in the three months ended March 31, 2008 and 2007 are as follows:

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	March 31,
	2008		2007
	Employees	Directors	Employees	Directors
Risk-free interest rate	—	—	4.77%	4.74%
Expected life (in years)	—	—	4.30	5.00
Expected volatility	—	—	49.00%	60.00%
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of March 31, 2008 and changes during the three months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2008	6,894,000	6.56
Granted	—	—
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	—	—
Expired	—	—
Balance at March 31, 2008	6,894,000	6.56	7.80	—
Vested and expected to vest at March 31, 2008	6,751,000	6.63	7.76	—
Options exercisable at March 31, 2008	2,763,000	7.92	7.09	—

The weighted average grant date fair value of our option awards granted during the three months ended March 31, 2008 and 2007 was $0.00 and $2.88, respectively.  The total intrinsic value of options exercised during the same period, for both periods, was $0 million.  The total fair value of options that vested during the three months ended March 31, 2008 and 2007 was $3.1 million and $4.4 million, respectively.

As of March 31, 2008, there was $5.1 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized is 2.62 years.

Restricted Stock:

Restricted shares of our common stock may be awarded under the Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose.  The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends.  Unless the Compensation Committee determines otherwise and except as otherwise provided in applicable employment agreements, restricted stock that is still subject to restrictions is forfeited upon termination of employment.  We granted 2,366,943 shares of restricted stock during the three months ended March 31, 2008 as settlement for 2007 accrued management bonuses to certain key employees.  Of the 2,366,943 shares granted during the three months ended March 31, 2008, (i) 1,029,109 vested on the date of grant, (ii) 1,029,036 shares vested on April 7, 2008 and (iii) 308,798 shares will vest in 2011 if certain performance based financial goals of the Company are met.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of our restricted stock awards as of March 31, 2008 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2008	1,451,667	5.65
Granted	2,366,943	1.84
Vested	(1,042,442)	1.91
Forfeited	—	—
Non-vested balance at March 31, 2008	2,776,168	3.80

The weighted average grant date fair value per share of our restricted stock awards granted during the three months ended March 31, 2008 and 2007 was $1.84 and $6.24, respectively.  The total grant date fair value of our restricted stock distributed during the three months ended March 31, 2008 and 2007 was $4.4 million and $1.9 million, respectively.  The total fair value of restricted stock that vested during the three months ended March 31, 2008 and 2007 was $2.0 million and $1.3 million, respectively.  As of March 31, 2008, there was $3.4 million of unrecognized compensation costs related to our restricted stock awards.  The weighted average period over which that cost is expected to be recognized is 2.12 years.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, SFAS 157 does not require any new fair value measurements.   We adopted SFAS 157 on January 1, 2008.  The adoption of SFAS 157 had no impact on our financial statements, but did require additional disclosure.

SFAS 157 defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

•                  Level 1: quoted prices in active markets for identical assets

•                  Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument

•                  Level 3: inputs to the valuation methodology are unobservable for the asset or liability

This hierarchy requires the use of observable market data when available.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the year. We adopted the recognition provision of SFAS 158 in 2007. We have not yet adopted the measurement date provisions which are not effective until the end of 2008, although adoption is not expected to have a material impact on our financial statements.

In December 2007, we elected to early adopt Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities,” as amended at the March 12, 2008 meeting of the EITF.  As a result of this change, we reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as “mezzanine equity,” which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value.  In the future, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash.  See Note 5 for additional information about our obligations related to Six Flags Over Georgia and Six Flags Over Texas.  This accounting change did not affect our statement of operations or statement of cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. At January 1, 2008, we did not elect to apply the provisions of SFAS 159 to eligible items at the effective date.  SFAS 159 had no impact on our financial statements.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces Statement No. 141.  SFAS 141(R) retains the fundamental requirements of Statement No. 141 that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations.  SFAS 141(R)’s scope is broader than that of Statement No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will evaluate how the new requirements of SFAS 141(R) would impact any business combinations completed in 2009 or thereafter.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133,” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133.  SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its final adoption.  We are currently assessing the impact of SFAS 161 on our consolidated financial statements.

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

The following table reflects the unaudited pro forma net loss and net loss per share as if this transaction occurred on January 1, 2007:

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Three months ended March 31,
2007
(in thousands)
Net loss	$(179,113)
Net loss applicable to common stock	$(184,606)

Weighted average number of common shares outstanding - basic and diluted	94,631

Net loss per average common share outstanding - basic and diluted	$(1.95)

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the Sale Parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and the PARC Guarantee. As a result of the sale, we recognized a loss of $2.3 million.  The condensed consolidated statement of operations for the prior year period reflects the operating results as results of discontinued operations.

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

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks held for sale or sold in 2007 as discontinued operations. The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three-month period ended March 31, 2007 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

Three months ended March 31,
2007
(in thousands)
Operating revenue	$357
Gain on sale of discontinued operation	419
Loss from discontinued operations before income taxes.	(11,209)
Impairment of assets held for sale	1,434
Net results of discontinued operations	$(9,356)

Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

3.                                      Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 4) into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358% (with an average of 5.342%).  The change in fair value prior to hedge designation was recorded in other income (loss) in the condensed consolidated statements of operations in the amount of $3,480,000.

Subsequent to executing the interest rate swaps, we designated and documented the swaps as cash flow hedges.  The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility.  As a result, no material ineffectiveness of the cash-flow hedges was recorded in the condensed consolidated statement of operations following the designation of the instruments as hedges.

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first quarter:

Gain (Loss)
Beginning balance at January 1, 2008	$—

Change in cash flow hedge	(3,949,000)

Reclassification to interest expense	—

Ending balance at March 31, 2008	$(3,949,000)

As of March 31, 2008, approximately $1,100,000 of net deferred losses on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next 12 months.  Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to operations are the periodic payments that are required to be made on outstanding borrowings.

During the first three months of 2008, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for either of our derivatives.

Under SFAS 157, the fair value is the price that would be received to sell an asset or paid to transfer a liability that assumes an orderly transaction in the most advantageous market at the measurement date.  The price that would be received or paid must be explained in terms of valuation methodology and the most advantageous market must consider transaction costs (but not include them in fair value).

The principal market in which we execute interest rate swap contracts is the retail/over-the-counter market (as opposed to the broker or interbank market).  Market participants can be described as large money center banks.  For recognizing the most appropriate value the highest and best use of our derivatives are measured using an in-exchange valuation premise that considers the assumptions that market participants would use in pricing the derivatives.

We have elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk.  Mid-market LIBOR pricing is used as a practical expedient for fair value measurements. Key inputs, including the LIBOR cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are bootstrapped to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period.  The same rates used to bootstrap the yield curve are used to discount the future cash flows.  We are required to discount derivative liabilities to reflect the potential credit risk to lenders.  We elected to discount the derivative liabilities using our 2.50% spread over LIBOR on the revolving portion of the Credit Facility.   Should the derivative become an asset a credit default swap basis available at commonly quoted intervals will be collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect.

The fair value of the interest rate swaps was approximately $7,428,000 at March 31, 2008 and is recorded in other long-term liabilities and is considered a Level 2 fair value measurement.

4.                                      Long-Term Indebtedness

On May 25, 2007, we entered into an amended and restated credit facility (the “Credit Facility”), which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($843,625,000 of which was outstanding at March 31, 2008); (ii) revolving facilities totaling $275,000,000 ($115,000,000 of which was outstanding at March 31, 2008 (as well as letters of credit in the amount of $28,668,000), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.   The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At March 31, 2008, the weighted average interest rate for borrowings under the term loan and the revolving facilities were 5.34% and 5.31%, respectively.  Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility and an indirect wholly-owned subsidiary, was required to make quarterly principal repayments in the amount of $2,125,000 with all remaining principal due on April 30, 2015. The utilization of the revolving facilities is available until March 31, 2013. The amended and restated credit agreement contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facilities and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.

On May 25, 2007, we repaid amounts that were outstanding on our previous senior secured credit facility which included a $300,000,000 revolving credit facility ($65,000,000 and $250,000,000 of which was outstanding at May 25, 2007 and March 31, 2007, respectively), an $82,500,000 multi-currency facility (none of which was outstanding at May 25, 2007 or March 31, 2007 (excluding letters of credit in the amounts of $33,055,000 and $33,339,000 on those dates)) and a $655,000,000 term loan ($635,722,000 and $636,988,000 of which was outstanding as of May 25, 2007 and March 31, 2007, respectively).  At March 31, 2007, the weighted average interest rate for borrowings under the term loan and the revolving credit facility were 8.61% and 8.60%, respectively.

See Note 6 to Notes to Consolidated Financial Statements in the 2007 Annual Report for additional information regarding our indebtedness.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

5.                                Commitments and Contingencies

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

The flood insurance provisions of the policies contain a $27.5 million sublimit.  In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate “Named Storm” peril.  While the separate Named Storm provision of our insurance policies explicitly covers flood damage and does not contain a separate sublimit, in February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision.  We have appealed this ruling.  In the event the sublimit is ultimately applied to our claim, the claims adjustment process will require determination of the actual amount of our loss and the portion caused by wind which is not subject to any sublimit.

We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $5.2 million at March 31, 2008, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $33.5 million in payments received from our insurance carriers.  We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks.  We, at a minimum, expect to recover our insurance receivable from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of the wind losses, business interruption and administrative claims.  We cannot estimate at this time when, or if, the park will be back in operation. We are contractually committed to rebuilding the park, but only to the extent of insurance proceeds received, including proceeds covering the damage to the lessor’s assets. We cannot be certain that our current estimates of the extent of the damage are correct.

On April 1, 1998, we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own Six Flags Over Georgia and Six Flags Over Texas (the “Partnership Parks”).  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $60,610,000 (as of 2008 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of the Georgia park and 8.5 in the case of the Texas park) or (ii) $250.0 million in the case of the Georgia park and $374.8 million in the case of the Texas park.  As of March 31, 2008, we owned approximately 25.8% and 38.2% of the Georgia Limited Partner units and

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Texas Limited Partner units, respectively.  The remaining redeemable units of approximately 74.2% and 61.8% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $414.8 million.  Our obligations with respect to Six Flags Over Georgia and Six Flags Over Texas will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On March 31, 2008, we owned approximately 25.8% and 38.2%, respectively, of the limited partnership units in the Georgia and Texas partnerships. Pursuant to the 2008 annual offer, we expect to purchase approximately 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008.  Pursuant to the 2007 annual offer, we purchased one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007.  The maximum unit purchase obligations for 2009 at both parks will aggregate approximately $335.2 million, representing approximately 59.0% of the outstanding units of the Georgia park and 50.0% of the outstanding units of the Texas park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $15.0 million as a source of funds in the event Time Warner Inc. is required to honor its guarantee.

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

We are party to various other legal actions arising in the normal course of business, including the cases discussed below. Matters that are probable of unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations, or liquidity after consideration of recorded accruals.

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County.  In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA/Concord and Waterworld USA/Sacramento.  On September 13, 2007,

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

an agreement was reached to settle the case.  Under the settlement, which covers the period from November 2001 to December 18, 2007, we expressly deny any violation of California law governing employee meal and rest breaks or other wrongdoing.  In 2007, we deposited into escrow $9,225,000 to be applied to the initial settlement fund which has been recorded in other expense.  In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively.  On April 29, 2008, the Court granted final approval to the settlement and, after a sixty day time period passes without an appeal, the settlement will become final.

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

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing.  The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008 and the jury rendered a verdict in our favor, dismissing the claim.  The plaintiffs have filed a motion for a new trial, contesting rulings by the Court that (a) granted our motion in limine and disallowed certain evidence and damages theories and (b) granted our motion for nonsuit at the close of plaintiffs’ case dismissing the cause of action for breach of the implied covenant of good faith and fair dealing.  The motion for a new trial is scheduled to be heard by the Court on May 9, 2008.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. At March 31, 2007, $31,992,000 was outstanding under the loan.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,891,000 of which was outstanding at March 31, 2008), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  We also agreed to indemnify the lender with respect to certain environmental conditions in connection with the real property security for the loan.  In the event we are required to fund amounts under the guarantee, the letter of credit or the environmental indemnity, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.

For the three months ended March 31, 2008 and 2007, we have received or accrued $200,000 and $202,000, respectively, in management fee revenues from the joint venture.  At March 31, 2008, we have advanced the joint venture approximately $281,000.  During 2007, we contributed approximately $1,447,000 to the joint venture for our portion of two capital calls.

The PARC Guarantee has been recorded in other long-term liabilities at its inception fair value of $1.4 million.  In connection with the sale of our park near Seattle, Washington to PARC 7F-Operations Corporation, our guarantee of the lease of the land underlying the park remains in effect, except that (i) the landlord has agreed to proceed first against the parent company of the new lessee, CNL Income Properties, Inc., before asserting any rights in respect of our guarantee and (ii) in the event we are required to honor our guarantee, our remedies include our reacquisition of the park.  The lease expires in 2030 with renewal options for an additional 46 years.

At March 31, 2008, we have accrued liabilities for tax indemnification and other pre-sale risks of $11.1 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

6.                                      Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Discovery Kingdom (formerly Six Flags Marine World) until July 31, 2007 when we acquired the minority interest.

In April 1997, we became manager of Six Flags Discovery Kingdom (formerly Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we were entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $1,858,000 and $2,050,000 as of March 31, 2008 and December 31, 2007, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

On June 18, 2007 we acquired a 40% interest in a venture that owns 100% of DCP.  The other investor in the venture, Red Zone, is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at March 31, 2008.  We have accounted for our investment of $37,889,000 under the equity method and have included it in deposits and other assets in the accompanying condensed consolidated balance sheets.

7.                                      Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and free cash flow (Park EBITDA less capital expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment — operation of theme parks.  The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Theme park revenue	$68,224	$50,660
Theme park cash expenses	(111,865)	(114,465)
Aggregate park EBITDA	(43,641)	(63,805)
Minority interest in loss — EBITDA	596	8,758
Equity in operations of affiliates — EBITDA	(56)	314
Corporate expenses	(10,796)	(14,118)
Stock-based compensation	(3,592)	(2,450)
Other expenses	(3,301)	(105)
Equity in operations of affiliates	(1,860)	(611)
Minority interest in loss — depreciation and other expense	—	1,215
Depreciation and amortization	(34,427)	(33,883)
Loss on fixed assets	(4,654)	(4,335)
Interest expense	(46,717)	(52,273)
Interest income	265	403
Loss from continuing operations before income taxes	$(148,183)	$(160,890)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first three months of 2008 and 2007:

	(in thousands)
2008	Domestic	Foreign	Total
Long-lived assets	$2,557,701	$146,340	$2,704,041
Revenue	52,149	16,075	68,224
2007
Long-lived assets	$2,565,427	$140,507	$2,705,934
Revenue	39,018	11,642	50,660

Long-lived assets include property and equipment and intangible assets.

8.                                      Pension Benefits

Our pension plan was “frozen” effective March 31, 2006 and participants no longer continue to earn future pension benefits.  However, by virtue of provisions of collective bargaining agreements relating to 155 employees at two of our parks, those employees will continue to earn future benefits under the pension plan through periods ranging from December 31, 2008 through January 15, 2009.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Components of Net Periodic (Benefit) Cost

	Three months ended March 31,
	2008	2007
	(in thousands)
Service cost	$133,000	$178,000
Interest cost	2,384,000	2,282,000
Expected return on plan assets	(2,735,000)	(2,487,000)
Amortization of prior service cost	6,000	8,000
Recognized net actuarial loss	—	41,000
Total net periodic (benefit) cost	$(212,000)	$22,000

Weighted-Average Assumptions Used To Determine Net Cost

Discount rate	6.250%	5.875%
Rate of compensation increase	4.000%	4.000%
Expected Return on plan assets	7.500%	7.500%

Employer Contributions

During the three months ended March 31, 2008, we were not obligated to make any pension contributions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three-month period ended March 31, 2008 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 46% of total revenues in the first three months of 2008) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Our plan for 2008 includes (i) the launch of a new attraction program with seven coasters for seven parks, (ii) the addition of Wiggles Worlds and Thomas the Tank Engine attractions at certain of our parks, (iii) a more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (iv) a reduction in operating expenses through a more efficient use of our full time and seasonal labor, as well as the removal or closure of certain inefficient rides and attractions and (v) continued growth in guest spending and sponsorship and international licensing opportunities.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The 2007 Annual Report discusses our most critical accounting policies.  Since December 31, 2007, there have been no material developments with respect to any critical accounting policies discussed in the 2007 Annual Report.  However, as described in Note 1 to Notes to Condensed Consolidated Financial Statements, certain new accounting pronouncements have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three-month period ended March 31, 2008 and 2007 were as follows (in thousands, except per capita total revenue):

	Three months ended March 31,
	2008	2007	Percentage Change (%)
Total revenue	$68,224	$50,660	35
Operating expenses	79,988	78,052	2
Selling, general and administrative	40,131	48,479	(17)
Costs of products sold	6,134	4,502	36
Depreciation and amortization	34,427	33,883	2
Loss on fixed assets	4,654	4,335	7
Loss from operations	(97,110)	(118,591)	(18)
Interest expense, net	(46,452)	(51,870)	(10)
Minority interest in loss	596	9,973	(94)
Equity in operations of investees	(1,916)	(297)	N/A
Other expense	(3,301)	(105)	N/A
Loss from continuing operations before income taxes	(148,183)	(160,890)	(8)
Income tax expense	1,721	315	N/A
Loss from continuing operations	$(149,904)	$(161,205)	(7)

Other Data:
Attendance	1,448	1,220	19
Per capita total revenue	$47.11	$41.51	13

Three months ended March 31, 2008 vs. Three months ended March 31, 2007

Revenue in the first quarter of 2008 totaled $68.2 million compared to $50.7 million for the first quarter of 2007, representing a 35% increase.  The increase arose out of a 0.2 million (19%) increase in attendance, primarily due to an increase in promotional attendance coupled with a $5.60 (13%) increase in total revenue per capita (representing total revenue divided by total attendance).  The attendance increase was positively impacted by the timing of Easter, which shifted from the second quarter in 2007 to the first quarter in 2008.  Total revenue per capita growth reflects increased guest spending across the board, reflecting higher admissions, food and beverage, rentals, retail, games, parking and other in-park revenues as well as increased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees not related to guest spending, increased $4.51 (13%) to $38.95 from $34.44 in the first quarter of 2007. Admissions revenue per capita increased $2.51 (13%) in the first quarter of 2008, compared to the prior year period, and was driven primarily by price and ticket mix.  Increased revenues from food and beverage, parking, games and other guest services resulted in a $2.00 (13%) increase in non-admissions per capita guest spending in the first quarter of 2008 compared to the first quarter of 2007.

Operating expenses for the first quarter of 2008 increased $1.9 million (2%) compared to expenses in the first quarter of 2007.  The increase includes: (i) an increase in salaries and wages ($3.0 million) primarily related to an increase in operating days attributable to the Easter calendar shift and (ii) an increase in utility costs ($0.9 million) related to increased operating days as well as increased prices for electricity and heating oil, partially offset by a decrease in employee benefit costs ($2.0 million).

Selling, general and administrative expenses for the first quarter of 2008 decreased $8.3 million (17%) compared to the first quarter of 2007.  The decrease primarily reflects (i) an anticipated decrease in marketing expenses ($7.6 million) related to our decision to reduce brand related marketing and certain promotional programs and (ii) a reduction in travel related costs ($0.8 million) partially offset by an increase in insurance expense ($1.0 million) primarily related to an increase in our general liability insurance reserve.

Costs of products sold in the first quarter of 2008 increased $1.6 million (36%) compared to costs for the first quarter of 2007, primarily related to the increase in food and beverage, merchandise and games sales.  As a percentage of our in-park guest spending, cost of sales increased slightly in the first quarter of 2008.

Depreciation and amortization expense for the first quarter of 2008 increased $0.5 million (2%) compared to the first quarter of 2007.  The increase was attributable to our on-going capital program.

Loss on fixed assets increased by $0.3 million in the first quarter of 2008 compared to the prior year period primarily related to the write-off of the unsalvageable costs related to the Dark Knight roller coaster that was cancelled at our Six Flags New England park, partially offset by fewer asset removals associated with our 2008 capital program.

Interest expense, net decreased $5.4 million (10%) compared to the first quarter of 2007, primarily related to lower interest rates in the first quarter of 2008.

Minority interest in loss, which reflects the third party share of the operations of the parks that were not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), decreased by $9.4 million (94%) compared to the first quarter of 2007 primarily related to our purchase of the minority interest in Six Flags Discovery Kingdom that was effective July 31, 2007.

Other expense increased $3.2 million in the first quarter of 2008 compared to the first quarter of 2007 due to the loss that was recorded related to the change in fair value of the interest rate swaps that occurred during the period that they were not designated as hedges.

Income tax expense was $1.7 million for the first quarter of 2008 compared to $0.3 million for the first quarter of 2007, primarily reflecting (i) income tax on earnings in Mexico, (ii) increased New York State taxes due to the absorption of prior period state net operating losses and (iii) the effect of a recently enacted state income tax law applicable to our parks in Texas.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings, sales of assets and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends (to the extent declared) and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2007, nor do we expect to pay such dividends in 2008.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under our Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock requirements and obligations under arrangements relating to the Partnership Parks, for at least the next twelve months.  Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See Item 1A contained in the 2007 Annual Report.  In that case, we may be unable to borrow under our Credit Facility and/or need to seek additional financing.  In addition, we expect that we will be required to refinance all or a significant portion of our existing debt (including the PIERS) on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any new financing or to effect any such refinancing.  See “Cautionary Note Regarding Forward-Looking Statements.”

In May 2007, we entered into the Credit Facility, which consists of an $850.0 million Tranche B term loan maturing on April 30, 2015 and revolving facilities totaling $275.0 million maturing on March 31, 2013.  We used the proceeds from the Credit Facility to refinance amounts outstanding under our previous senior secured credit facility and the remaining proceeds were used for working capital and general corporate purposes.  See Note 4 to Notes to Condensed Consolidated Financial Statements.

In February 2008, we entered into two interest rate swap agreements that effectively converted $600.0 million of the term loan component of the Credit Facility into a fixed rate obligation.  See Notes 3 and 4 to Notes to Condensed Consolidated Financial Statements.  The two swaps each have a notional amount of $300.0 million, pay a weighted average fixed rate of 5.3415%, reset monthly to receive 1 month LIBOR and mature in February 2011.  At March 31, 2008, the swaps’ fair value of $7.4 million was recorded as a liability.  Current cash flow modeling of the swaps suggests cash outflows over the next twelve months of almost $5.0 million if there are no changes to interest rates as of March 31, 2008.

At March 31, 2008, our total debt aggregated $2.4 billion, of which approximately $132.5 million is scheduled to mature prior to March 31, 2009.  Of the current portion of long-term debt, $115.0 million (excluding letters of credit in the amount of $28.7 million) represents borrowings under the revolving facilities of the Credit Facility, which can be reborrowed.  Based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate hedging arrangements we entered into in February 2008, annual cash interest payments for 2008 on non-revolving credit debt outstanding at March 31, 2008 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $170.0 million net of interest income.  None of our public debt matures prior to February 2010 and none of the facilities under the Credit Facility mature before March 31, 2013, except that $8.5 million of principal amortizes each year.  On April 17, 2008, our Board of Directors decided that we would not declare and pay a quarterly dividend on May 15, 2008 for the outstanding preferred stock.  We are required to redeem all of our outstanding preferred stock on August 15, 2009 for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends.  We plan on spending approximately $100.0 million on capital expenditures for the 2008 calendar year.  At March 31, 2008, we had approximately $12.7 million of unrestricted cash and $131.3 million available under our Credit Facility, which takes into account letters of credit in the amount of $28.7 million that were then outstanding under the revolving facility portions of our Credit Facility.

Due to the seasonal nature of our business, we are largely dependent upon our revolving facilities totaling $275.0 million to fund off-season expenses.  Our ability to borrow under the revolving facilities is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the revolving facilities, we would likely be unable to pay in full our off-season obligations.  The revolving facilities expire on March 31, 2013.  The terms and availability of the Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.

During the three months ended March 31, 2008, net cash used in operating activities was $89.6 million.  Net cash used in investing activities in the first three months of 2008 was $32.4 million, consisting primarily of capital expenditures partially offset by property insurance proceeds we received related to our insurance claim on our New Orleans park.  Net cash provided by financing activities in the first three months of 2008 was $106.2 million, representing primarily the proceeds from borrowings under the revolving facilities of the Credit Facility, partially offset by the payment of preferred stock dividends.

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

Changes In Off-Balance Sheet Arrangements and Other Obligations

As part of the transaction to sell the Sale Parks to PARC 7F-Operations Corporation, we entered into a limited rent guarantee of up to $10.0 million of the buyer’s obligation to a third party, which has been recorded in other long-term liabilities at its inception fair value of $1.4 million.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, there have been no material changes in our market risk exposure from that disclosed in the 2007 Annual Report.

Item 4.                 Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2007 Annual Report.  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with the 2007 Annual Report.

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County.  In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, Six Flags Discovery Kingdom (formerly Six Flags Marine World), Waterworld USA/Concord and Waterworld USA/Sacramento.  On September 13, 2007, an agreement was reached to settle the case.  Under the settlement, which covers the period from November 2001 to December 18, 2007, we expressly deny any violation of California law governing employee meal and rest breaks or other wrongdoing.  In 2007, we deposited into escrow $9,225,000 to be applied to the initial settlement fund which has been recorded in other expense.  In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively.  On April 29, 2008, the Court granted final approval to the settlement and, after a sixty day time period passes without an appeal, the settlement will become final.

On February 1, 2007, Images Everywhere, Inc. and John Shaw Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $14.9 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing.  The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008 and the jury rendered a verdict in our favor, dismissing the claim.  The plaintiffs have filed a motion for a new trial, contesting rulings by the Court that (a) granted our motion in limine and disallowed certain evidence and damages theories and (b) granted our motion for nonsuit at the close of plaintiffs’ case dismissing the cause of action for breach of the implied covenant of good faith and fair dealing.  The motion for a new trial is scheduled to be heard by the Court on May 9, 2008.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the 2007 Annual Report.  For a discussion of our risk factors, see Item 1A of the 2007 Annual Report.

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

Date:   May 8, 2008

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