Form 10-Q
period 2008-06-30
SIX FLAGS, INC.
filed 2008-08-05
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1540 Broadway, 15th Fl., New York, NY 10036

(Address of Principal Executive Offices, Including Zip Code)

(212) 652-9403

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 1, 2008, Six Flags, Inc. had 97,616,914 outstanding shares of common stock, par value $0.025 per share.

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

•                                    accidents occurring at our parks;

•                                    adverse weather conditions;

•                                    competition with other theme parks and other entertainment alternatives;

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,269,000	$28,388,000
Accounts receivable	52,531,000	26,512,000
Inventories	46,121,000	26,361,000
Prepaid expenses and other current assets	41,859,000	39,144,000
Total current assets	206,780,000	120,405,000

Other assets:
Debt issuance costs	34,756,000	36,472,000
Restricted-use investment securities	16,039,000	12,731,000
Deposits and other assets	74,859,000	70,325,000
Total other assets	125,654,000	119,528,000

Property and equipment, at cost	2,699,778,000	2,625,195,000
Less accumulated depreciation	1,051,899,000	987,744,000
Total property and equipment	1,647,879,000	1,637,451,000

Assets held for sale	—	3,617,000

Intangible assets, net of accumulated amortization	1,064,647,000	1,064,318,000
Total assets	$3,044,960,000	$2,945,319,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$77,296,000	$42,748,000
Accrued compensation, payroll taxes and benefits	21,928,000	19,397,000
Accrued insurance reserves	37,155,000	35,883,000
Accrued interest payable	16,015,000	29,980,000
Other accrued liabilities	58,121,000	47,270,000
Deferred income	70,701,000	23,329,000
Liabilities from discontinued operations	1,400,000	—
Current portion of long-term debt	169,771,000	18,715,000
Total current liabilities	452,387,000	217,322,000

Long-term debt	2,118,088,000	2,239,073,000
Liabilities from discontinued operations	7,068,000	—
Other long-term liabilities	24,614,000	25,670,000
Deferred income taxes	15,295,000	14,901,000

Redeemable minority interests	434,360,000	415,350,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	286,186,000	285,623,000

Stockholders’ deficit:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 97,622,135 and 95,239,728 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,441,000	2,381,000
Capital in excess of par value	1,401,445,000	1,393,622,000
Accumulated deficit	(1,720,309,000)	(1,659,223,000)
Accumulated other comprehensive income	23,385,000	10,600,000

Total stockholders’ deficit	(293,038,000)	(252,620,000)

Total liabilities and stockholders’ deficit	$3,044,960,000	$2,945,319,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
Revenue:
Theme park admissions	$184,495,000	$188,259,000
Theme park food, merchandise and other	146,714,000	146,059,000
Sponsorship, licensing and other fees	14,474,000	9,311,000
Total revenue	345,683,000	343,629,000

Operating costs and expenses:
Operating expenses (including stock-based compensation of $1,175,000 in 2008)	127,499,000	134,805,000
Selling, general and administrative (including stock-based compensation of $1,456,000 in 2008 and $1,957,000 in 2007)	84,589,000	98,723,000
Costs of products sold	30,204,000	29,499,000
Depreciation	33,912,000	33,543,000
Amortization	280,000	326,000
(Gain) loss on fixed assets	(63,000)	830,000
Total operating costs and expenses	276,421,000	297,726,000
Income from operations	69,262,000	45,903,000

Other income (expense):
Interest expense	(45,745,000)	(51,254,000)
Interest income	218,000	1,207,000
Minority interest in earnings	(20,562,000)	(24,504,000)
Equity in operations of investees	130,000	(221,000)
Net gain (loss) on debt extinguishment	107,743,000	(11,103,000)
Other income (expense)	420,000	(85,000)
Total other income (expense)	42,204,000	(85,960,000)

Income (loss) from continuing operations before income taxes and discontinued operations	111,466,000	(40,057,000)

Income tax expense	2,753,000	1,880,000

Income (loss) from continuing operations before discontinued operations	108,713,000	(41,937,000)

Discontinued operations	(14,122,000)	(3,451,000)

Net income (loss)	$94,591,000	$(45,388,000)

Net income (loss) applicable to common stock	$89,099,000	$(50,880,000)

Weighted average number of common shares outstanding - basic	97,319,000	94,708,000
Weighted average number of common shares outstanding - diluted	155,202,000	94,708,000
Net income (loss) per average common share outstanding - basic:
Income (loss) from continuing operations	$1.06	$(0.50)
Discontinued operations	(0.14)	(0.04)
Net income (loss)	$0.92	$(0.54)
Net income (loss) per average common share outstanding - diluted:
Income (loss) from continuing operations	$0.72	$(0.50)
Discontinued operations	(0.09)	(0.04)
Net income (loss)	$0.63	$(0.54)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
Revenue:
Theme park admissions	$215,626,000	$211,436,000
Theme park food, merchandise and other	172,381,000	165,552,000
Sponsorship, licensing and other fees	25,900,000	17,293,000
Total revenue	413,907,000	394,281,000

Operating costs and expenses:
Operating expenses (including stock-based compensation of $3,067,000 in 2008)	207,042,000	212,571,000
Selling, general and administrative (including stock-based compensation of $3,156,000 in 2008 and $4,407,000 in 2007)	124,375,000	147,083,000
Costs of products sold	36,338,000	34,001,000
Depreciation	67,995,000	66,977,000
Amortization	560,000	576,000
Loss on fixed assets	4,591,000	5,165,000
Total operating costs and expenses	440,901,000	466,373,000
Loss from operations	(26,994,000)	(72,092,000)

Other income (expense):
Interest expense	(92,462,000)	(103,514,000)
Interest income	483,000	1,610,000
Minority interest in earnings	(19,966,000)	(14,531,000)
Equity in operations of investees	(1,786,000)	(518,000)
Net gain (loss) on debt extinguishment	107,743,000	(11,103,000)
Other expense	(2,881,000)	(190,000)
Total other income (expense)	(8,869,000)	(128,246,000)

Loss from continuing operations before income taxes and discontinued operations	(35,863,000)	(200,338,000)

Income tax expense	4,474,000	2,195,000

Loss from continuing operations before discontinued operations	(40,337,000)	(202,533,000)

Discontinued operations	(14,976,000)	(13,416,000)

Net loss	$(55,313,000)	$(215,949,000)

Net loss applicable to common stock	$(66,298,000)	$(226,934,000)

Weighted average number of common shares outstanding – basic and diluted	96,505,000	94,680,000

Net loss per average common share outstanding – basic and diluted:
Loss from continuing operations	$(0.53)	$(2.26)
Discontinued operations	(0.16)	(0.14)
Net loss	$(0.69)	$(2.40)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$94,591,000	$(45,388,000)	$(55,313,000)	$(215,949,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,750,000	7,287,000	734,000	6,715,000
Defined benefit retirement plan	6,000	50,000	(230,000)	99,000
Change in cash flow hedging	16,230,000	—	12,281,000	—
Comprehensive income (loss)	$113,577,000	$(38,051,000)	$(42,528,000)	$(209,135,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
Cash flow from operating activities:
Net loss	$(55,313,000)	$(215,949,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,555,000	67,553,000
Minority interest in earnings	19,966,000	14,531,000
Minority interest distributions	—	(4,089,000)
Stock-based compensation	6,223,000	4,407,000
Interest accretion on notes payable	33,000	118,000
Net (gain) loss on debt extinguishment	(107,743,000)	11,103,000
(Gain) loss on discontinued operations	12,085,000	(9,333,000)
Amortization of debt issuance costs	3,060,000	4,578,000
Other including loss on disposal of assets	6,990,000	5,413,000
Increase in accounts receivable	(34,122,000)	(42,625,000)
Increase in inventories, prepaid expenses and other current assets	(22,027,000)	(19,959,000)
(Increase) decrease in deposits and other assets	4,514,000	(1,113,000)
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	84,507,000	118,318,000
Decrease in accrued interest payable	(13,965,000)	(6,668,000)
Deferred income tax expense (benefit)	(412,000)	513,000

Total adjustments	27,664,000	142,747,000

Net cash used in operating activities	(27,649,000)	(73,202,000)

Cash flow from investing activities:
Additions to property and equipment	(80,923,000)	(70,303,000)
Gross proceeds from property insurance recovery	8,712,000	—
Purchase of identifiable intangible assets	(168,000)	(1,952,000)
Capital expenditures of discontinued operations	—	(1,040,000)
Acquisition of theme park assets	(473,000)	(1,355,000)
Acquisition of equity interest in partnership	—	(61,887,000)
Purchase of restricted-use investments	(3,308,000)	(1,337,000)
Gross proceeds from sale of discontinued operations	—	275,950,000
Gross proceeds from sale of assets	483,000	272,000

Net cash provided by (used in) investing activities	(75,677,000)	138,348,000

Cash flow from financing activities:
Repayment of borrowings	(117,579,000)	(1,228,104,000)
Proceeds from borrowings	263,750,000	1,248,750,000
Payment of cash dividends	(5,211,000)	(10,422,000)
Payment of debt issuance costs	(98,000)	(17,991,000)
Net cash provided by (used in) financing activities	140,862,000	(7,767,000)
Effect of exchange rate changes on cash	345,000	196,000
Increase in cash and cash equivalents	37,881,000	57,575,000
Cash and cash equivalents at beginning of year	28,388,000	24,295,000
Cash and cash equivalents at end of period	$66,269,000	$81,870,000
Supplemental cash flow information:
Cash paid for interest	$103,337,000	$105,511,000

Cash paid for income taxes	$4,670,000	$1,774,000

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

After giving effect to the sale of seven parks in April 2007 and other park acquisitions and dispositions discussed in Note 2, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada and our New Orleans park. During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not reopened since. We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations. See Notes 2 and 5.

In March 2008, we entered into an agreement with Tatweer Dubai LLC, a member of Dubai Holding (“Tatweer”), to create a Six Flags-branded theme park in Dubai, United Arab Emirates.  Pursuant to the agreement, we are providing design and development services for the creation of the park, which will be operated and managed by Tatweer or its affiliate.  We also granted Tatweer the exclusive right to use our brand in certain countries for certain time periods including the United Arab Emirates.  As consideration for our services and the exclusivity rights granted in the agreement, we will receive license and other fees over the design and development period plus an ongoing royalty fee once the park opens.

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”). The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately 39.2% at June 30, 2008.

The condensed consolidated statements of operations for the current and prior year periods reflect the operating results of parks that have been sold and the New Orleans park as results of discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on our results of operations and our financial position. That discussion should be read in conjunction with the condensed consolidated financial statements and these notes. Our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three- and six-month periods ended June 30, 2008 are not indicative of the results expected for the full year. In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Basis of Presentation

Our accounting policies reflect industry practices and conform to U.S. generally accepted accounting principles.

The condensed consolidated financial statements include our accounts and our majority and wholly owned subsidiaries.

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas (“SFOT”), Six Flags Over Georgia (“SFOG”), which includes Six Flags White Water Atlanta, and, prior to our acquisition of the minority interest in July 2007, Six Flags Discovery Kingdom (“SFDK”) (formerly Six Flags Marine World), as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable minority interests. The portion of earnings or loss from each of the parks attributable to non-affiliated parties is reflected as minority interest in earnings or loss in the accompanying condensed consolidated statements of operations and in the condensed consolidated statements of cash flows.

PARC Note

We recorded the $37.0 million note that we received pursuant to the sale of seven parks in April 2007 (the “PARC Note”) at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations. We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” As of June 30, 2008, we have collected payments in the amount of $2.7 million leaving the PARC Note receivable balance at $8.7 million. See Note 2.

Income Taxes

Income taxes are accounted for under the asset and liability method. At December 31, 2007, we had recorded a valuation allowance of $499,815,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance was increased by $26,750,000 at June 30, 2008, in respect of the net loss before income taxes generated during the first six months of 2008. In addition, we decreased the valuation allowance by $4,889,000 at June 30, 2008 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2008, we have a liability of approximately $3,000,000 accrued for interest and penalties.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. All of our derivatives qualify for hedge accounting treatment as cash flow hedges.

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

Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in other income (expense) in our condensed consolidated statements of operations on a current basis.

Income (Loss) Per Common Share

The following table reconciles the weighted average number of shares of common stock outstanding used in the calculations of basic and diluted income per share for the three months ended June 30, 2008. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for both the three and six months ended June 30, 2008 does not include 6,884,000 options, and for the three and six months ended June 30, 2007 does not include 4,849,000 and 4,969,000 options, respectively, as the effect of the exercise of these options would be antidilutive. Additionally, the weighted average number of shares of common stock on a diluted basis for the three-month period ended June 30, 2007 and the six-month periods ended June 30, 2008 and 2007 does not include the effect of the potential conversion of our mandatorily redeemable preferred stock or convertible notes as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive. Our Preferred Income Equity Redeemable Shares (“PIERS”), which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) are convertible into 44,094,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30, 2008
	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic Earnings Per Share:
Net income	$94,591,000
Preferred stock dividends and amortization of related issue costs	(5,492,000)

	89,099,000	97,319,000	$0.92
Diluted Earnings Per Share:
Effect of potential common shares issuable upon exercise of employee stock options	—	—
Effect of dilutive securities:
Preferred stock	5,492,000	13,789,000
Convertible notes	3,363,000	44,094,000

	$97,954,000	155,202,000	$0.63

PIERS dividends and amortization of related issue costs of $5,492,000 and $10,985,000 were included in determining net income (loss) applicable to common stock for the three and six months ended June 30, 2008, respectively, although no liability was recorded on the balance sheet for the second quarter, as the second quarter dividends are in arrears because we have not declared PIERS dividends for the second quarter. PIERS dividends must be declared and paid before we can declare dividends on our common stock. PIERS dividends were declared and paid in 2007, and were included in determining net loss applicable to common stock for the three and six months ended June 30, 2007.

Reclassifications

Reclassifications have been made to certain amounts reported in 2007 to conform to the 2008 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options. Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method.Under this transition method,

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

compensation expense recognized beginning January 1, 2006 includes compensation expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006,  and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123(R). During the three months ended June 30, 2008 and 2007, stock-based compensation was $2,631,000 and $1,957,000, respectively. During the six months ended June 30, 2008 and 2007, stock-based compensation was $6,223,000 and $4,407,000, respectively.

Stock Option and Incentive Plans:

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock and other stock-based awards. As of June 30, 2008, options to purchase 6,884,000 shares of our common stock and 1,741,000 shares of restricted stock were outstanding under the Plans and approximately 3,492,000 shares were available for future grant.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The weighted-average assumptions used in the option pricing valuation models for options granted in the six months ended June 30, 2008 and 2007 are as follows:

	June 30,
	2008		2007
	Employees	Directors	Employees	Directors
Risk-free interest rate	—	—	4.77%	4.74%
Expected life (in years)	—	—	4.30	5.00
Expected volatility	—	—	49.00%	60.00%
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of June 30, 2008 and changes during the six months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($ 000)
Balance at January 1, 2008	6,894,000	6.56
Granted	—	—
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(10,000)	2.17
Expired	—	—
Balance at June 30, 2008	6,884,000	6.57	7.55	—
Vested and expected to vest at June 30, 2008	6,746,000	6.63	7.51	—
Options exercisable at June 30, 2008	2,781,000	7.92	6.85	—

The weighted average grant date fair value of our option awards granted during the six months ended June 30, 2008 and 2007 was $0.00 and $2.88, respectively. The total intrinsic value of options exercised during the same period, for both periods, was $0 million. The total fair value of options that vested during the six months ended June 30, 2008 and 2007 was $3.2 million and $4.5 million, respectively.

As of June 30, 2008, there was $4.2 million of unrecognized compensation expense related to our option awards. The weighted average period over which that cost is expected to be recognized is 2.40 years.

Restricted Stock:

We granted 2,392,185 shares of restricted stock during the six months ended June 30, 2008 as settlement for 2007 accrued management bonuses to certain key employees. Of the 2,392,185 shares granted during the six months ended June 30, 2008, (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 9,778 were forfeited upon termination of eight employees in the second quarter of 2008 and (iv) 302,313 shares will vest in 2011 if certain performance based financial goals of the Company are met.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of our restricted stock awards as of June 30, 2008 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2008	1,451,667	5.65
Granted	2,392,185	1.84
Vested	(2,093,427)	1.87
Forfeited	(9,778)	1.77
Non-vested balance at June 30, 2008	1,740,647	4.97

The weighted average grant date fair value per share of our restricted stock awards granted during the six months ended June 30, 2008 and 2007 was $1.84 and $6.24, respectively. The total grant date fair value of our restricted stock distributed during the six months ended June 30, 2008 and 2007 was $4.4 million and $1.9 million, respectively. The total fair value of restricted stock that vested during the six months ended June 30, 2008 and 2007 was $3.9 million and $1.5 million, respectively. As of June 30, 2008, there was unrecognized compensation costs of $2.9 million related to our restricted stock awards. The weighted average period over which that cost is expected to be recognized is 1.91 years.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, SFAS 157 does not require any new fair value measurements. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on our financial statements, but did require additional disclosure.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the year. We adopted the recognition provision of SFAS 158 in 2007. We have not yet adopted the measurement date provisions which are not effective until the end of 2008, although adoption is not expected to have a material impact on our financial statements.

In December 2007, we elected to early adopt Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities,” as amended at the March 12, 2008 meeting of the EITF. As a result of this change, we reflected the full redemption price of the puttable limited partnership units for SFOG and SFOT as “mezzanine equity,” which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value. In the future, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash. See Note 5 for additional information about our obligations related to SFOG and SFOT. This accounting change did not affect our statement of operations or statement of cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. We adopted SFAS 159 on January 1, 2008 concurrent with our adoption of SFAS 157.  At January 1, 2008, we did not elect to apply the provisions of SFAS 159 to eligible items at the effective date. SFAS 159 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

2.                                  Acquisition and Disposition of Theme Parks

During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations in the condensed consolidated balance sheets as of June 30, 2008 and

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2007 and the condensed consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations. See Note 5.

On July 31, 2007, we acquired all of the assets of SFDK that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000. The purchase price was allocated to the acquisition of the land that the park is situated on ($22,100,000), the real and personal property that was acquired ($9,146,000) and the elimination of the minority interest liability related to the joint venture ($11,513,000). The remaining costs in excess of the fair value of the assets that were acquired ($10,018,000) were recorded as goodwill, which will be deductible for tax purposes.

The following table reflects the unaudited pro forma net loss and net loss per share as if this transaction occurred on January 1, 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(in thousands)

Net (loss)	$(39,580)	$(218,249)

Net income (loss) applicable to common stock	$(45,072)	$(229,324)

Weighted average number of common shares outstanding - basic and diluted:	94,708	94,680

Net income (loss) per average common share outstanding - basic and diluted:	$(0.48)	$(2.42)

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and a limited rent guarantee by us of up to $10 million (the “PARC Guarantee”). The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA (the “Sale Parks”). As a result of the sale, we recognized a loss of $2.3 million. The condensed consolidated statement of operations for the prior year period reflects the operating results as results of discontinued operations.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of Six Flags New Orleans and the parks sold in 2007 as discontinued operations. The discontinued operations have been presented on the June 30, 2008 and December 31, 2007 condensed consolidated balance sheets as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Property, plant and equipment, net	—	3,617
Total assets held for sale	$—	$3,617
Current liabilities	$1,400	$—
Other liabilities	7,068	—
Total liabilities from discontinued operations	$8,468	$—

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2008 and 2007 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Operating revenue	$—	$1,173	$—	$1,539
Gain (loss) on sale of discontinued operation	—	—	—	(1,888)
Income (loss) from discontinued operations before income taxes	(10,207)	(1,144)	(11,061)	(12,962)
Impairment of assets held for sale	(3,490)	(2,307)	(3,490)	1,434
Increase in contingent liabilities from sale indemnities	(425)	—	(425)	—
Net results of discontinued operations	$(14,122)	$(3,451)	$(14,976)	$(13,416)

We have not allocated a portion of our interest expense to the discontinued operations, as our long-term debt is not an obligation of the individual parks and has not been assumed by buyers in the park sale transactions.

3.                                      Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 4) into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358% (with an average of 5.342%). The change in fair value prior to hedge designation was recorded in other income (loss) in the condensed consolidated statements of operations in the amount of $3,235,000.

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

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first six months of 2008:

Gain
Beginning balance at January 1, 2008	$—
Change in cash flow hedge	12,281,000
Reclassification to interest expense	—
Ending balance at June 30, 2008	$12,281,000

As of June 30, 2008, approximately $4,030,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

necessitate reclassifying these derivatives’ gains to operations are the periodic interest payments that are required to be made on outstanding borrowings.

During the first six months of 2008, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for either of our derivatives.

The principal market in which we execute interest rate swap contracts is the retail/over-the-counter market (as opposed to the broker or interbank market). Market participants can be described as large money center banks. For recognizing the most appropriate value, the highest and best use of our derivatives are measured using an in-exchange valuation premise that considers the assumptions that market participants would use in pricing the derivatives.

We have elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. Mid-market LIBOR pricing is used as a practical expedient for fair value measurements. Key inputs, including the LIBOR cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity, are bootstrapped to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period. The same rates used to bootstrap the yield curve are used to discount the future cash flows. We are required to discount derivative liabilities to reflect the potential credit risk to lenders. We elected to discount the derivative liabilities using our 2.50% spread over LIBOR on the revolving portion of the Credit Facility. Since the derivative became an asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows.

The fair value of the interest rate swaps was approximately $9,048,000 at June 30, 2008 and is recorded in deposits and other assets and is considered a Level 2 fair value measurement.

4.            Long-Term Indebtedness

On June 16, 2008, we completed a private debt exchange in which we issued $400,000,000 of 12¼% Senior Notes due 2016 (“New Notes”) of Six Flags Operations, Inc., a direct wholly owned subsidiary of Holdings, in exchange for (i) $149,223,000 of our 8 7/8% Senior Notes due 2010 (“2010s”), (ii) $231,559,000 of our 9 ¾% Senior Notes due 2013 (“2013s”) and (iii) $149,863,000 of our 9 5/8% Senior Notes due 2014 (“2014s”). The benefits of this transaction include reducing debt principal by approximately $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense. The transaction resulted in a net gain on extinguishment of debt of $107,743,000 related to the 2013s and 2014s (net of $3,264,000 of transaction costs related to the 2010s that were charged to expense immediately as the exchange of the 2010s was not deemed to be a substantial modification under the guidance of Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”). We also recorded a $14,146,000 premium on the New Notes representing the difference between the carrying amount of the 2010s and the carrying amount of the New Notes on the exchange as this portion of the exchange was not deemed a substantial modification. This premium will be amortized as an offset to interest expense over the life of the New Notes.

On May 25, 2007, we entered into an amended and restated credit facility (the “Credit Facility”), which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

($841,500,000 and $850,000,000 of which was outstanding at June 30, 2008 and June 30, 2007, respectively); (ii) revolving facilities totaling $275,000,000 ($160,000,000 and $0 of which was outstanding at June 30, 2008 and June 30, 2007, respectively (as well as letters of credit in the amounts of $28,242,000 and $34,757,000 on those dates), and (iii) an uncommitted optional term loan tranche of up to $300,000,000. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to twelve months, subject to certain conditions. At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At June 30, 2008, the weighted average interest rates for borrowings under the term loan and the revolving facilities were 5.30% and 4.97%, respectively. At June 30, 2007, the weighted average interest rate for borrowings under the term loan was 7.61%. Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility and an indirect wholly owned subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015. The utilization of the revolving facilities is available until March 31, 2013. The amended and restated credit agreement contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facilities and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.

On May 25, 2007, we repaid amounts that were outstanding on our previous senior secured credit facility which included a $300,000,000 revolving credit facility ($65,000,000 of which was outstanding at May 25, 2007), an $82,500,000 multi-currency facility (none of which was outstanding at May 25, 2007 (excluding letters of credit in the amounts of $33,055,000)) and a $655,000,000 term loan ($635,722,000 of which was outstanding as of May 25, 2007).

During the three and six months ended June 30, 2007 we recognized a net loss on debt extinguishment of $10,320,000 for the write off of debt issuance costs related to our previous senior secured credit facility and for costs paid to underwriters and third parties in connection with the Credit Facility.

During June 2007, we repurchased $85,000,000 of senior unsecured notes, resulting in a net loss on extinguishment of debt of $783,000.

See Note 6 to Notes to Consolidated Financial Statements in the 2007 Annual Report for additional information regarding our indebtedness.

5.          Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not reopened since. We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005. This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance covers the full replacement value of the assets destroyed and includes business interruption coverage.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

that the flood insurance sublimit was applicable to the policies, including the Named Storm provision. We have appealed this ruling. In the event the sublimit is ultimately applied to our claim, the claims adjustment process will require determination of the actual amount of our loss and the portion caused by wind which is not subject to any sublimit.

We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $4.0 million at June 30, 2008, which reflects part of our claim for business interruption and the destroyed assets. The receivable is net of $34.7 million in payments received from our insurance carriers. We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks. We, at a minimum, expect to recover our insurance receivable from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of the wind losses, business interruption and administrative claims. We do not intend to operate a theme park on the site that was damaged by Hurricane Katrina. Pursuant to our lease of the property from the City of New Orleans, we are obligated to re-invest in the site to the extent of insurance proceeds received for property damages. However, in such event, we would have the use of such re-investment assets as well as all other leased property for the term of the lease. We are in discussion with the City of New Orleans with regard to cancellation of the lease.

On April 1, 1998, we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own SFOG and SFOT (the “Partnership Parks”). Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $60,610,000 (as of 2008 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park’s revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT. As of June 30, 2008, we owned approximately 26.0% and 38.2% of the Georgia Limited Partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 74.0% and 61.8% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $414.4 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park. On June 30, 2008, we owned approximately 26.0% and 38.2%, respectively, of the limited partnership units in the Georgia and Texas partnerships. Pursuant to the 2008 annual offer, we purchased 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008. Pursuant to the 2007 annual offer, we purchased one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007. The maximum unit purchase obligations for 2009 at both parks will aggregate approximately $335.2 million, representing

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

approximately 59.0% of the outstanding units of SFOG and 50.0% of the outstanding units of SFOT. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $15.0 million as a source of funds in the event Time Warner Inc. is required to honor its guarantee.

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

On November 7, 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County. In the complaint, plaintiffs allege ten causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks with respect to Six Flags Magic Mountain, Six Flags Hurricane Harbor Los Angeles, SFDK, Waterworld USA/Concord and Waterworld USA/Sacramento. An agreement was reached to settle the case. Under the settlement, which covers the period from November 2001 to December 18, 2007, we expressly deny any violation of California law governing employee meal and rest breaks or other wrongdoing. In 2007, we deposited into escrow $9,225,000 to be applied to the initial settlement fund which has been recorded in other expense. In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million. The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages. The case was tried before a jury during the two-week period from March 17 to March 28, 2008 and the jury rendered a verdict in our favor, dismissing the claim. The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008. On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District. We will continue to defend ourselves vigorously, as we believe the plaintiffs’ claims are without merit.

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

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. At June 30, 2007, $31,826,000 was outstanding under the loan. On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,809,000 of which was outstanding at June 30, 2008), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest). Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

For the three months ended June 30, 2008 and 2007, we have received or accrued $186,000 and $210,000, respectively, in management fee revenues from the joint venture. For the six months ended June 30, 2008 and 2007, we have received or accrued $386,000 and $412,000, respectively, in management fee revenues from the joint venture. At June 30, 2008, we have no advances outstanding to the joint venture. During 2008, we have contributed approximately $567,000 to the joint venture for our portion of two capital calls. During 2007, we contributed approximately $1,447,000 to the joint venture for our portion of two capital calls.

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

At June 30, 2008, we have accrued liabilities for tax and other indemnification contingencies and other liabilities of our discontinued operations totaling $24.0 million that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

6.             Minority Interest, Partnerships and Joint Ventures

Minority interest represents the third parties’ share of the assets of the four parks that are less than wholly owned, SFOT, SFOG (including Six Flags White Water Atlanta) and SFDK until July 31, 2007 when we acquired the minority interest.

In April 1997, we became manager of SFDK, then a marine and exotic wildlife park, located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which we were entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). We added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. During the quarter ended June 30, 2007, we exercised our option to acquire the minority interest of SFDK for approximately $52,777,000. The acquisition closed on July 31, 2007. Prior to that time, we were entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,167,000 and $2,050,000 as of June 30, 2008 and December 31, 2007, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

On June 18, 2007 we acquired a 40% interest in a venture that owns 100% of DCP. The other investor in the venture, Red Zone, is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

39.2% at June 30, 2008. We have accounted for our investment of $38,277,000 under the equity method and have included it in deposits and other assets in the accompanying condensed consolidated balance sheets.

7.             Business Segments

We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and free cash flow (Park EBITDA less capital expenditures). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. As such, we have only one reportable segment – operation of theme parks. The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Theme park revenue	$345,683	$343,629	$413,907	$394,281
Theme park cash expenses	(227,661)	(247,560)	(338,736)	(361,619)
Aggregate park EBITDA	118,022	96,069	75,171	32,662
Minority interest in earnings - EBITDA	(20,562)	(25,719)	(19,966)	(16,961)
Equity in operations of affiliates - EBITDA	2,141	680	2,085	994
Corporate expenses	(12,000)	(13,510)	(22,796)	(27,629)
Stock-based compensation	(2,631)	(1,957)	(6,223)	(4,407)
Other income (expense)	420	(85)	(2,881)	(190)
Equity in operations of affiliates	(2,011)	(901)	(3,871)	(1,512)
Minority interest in earnings – depreciation and other expense	—	1,215	—	2,430
Depreciation and amortization	(34,192)	(33,869)	(68,555)	(67,553)
Gain (loss) on fixed assets	63	(830)	(4,591)	(5,165)
Net gain (loss) on debt extinguishment	107,743	(11,103)	107,743	(11,103)
Interest expense	(45,745)	(51,254)	(92,462)	(103,514)
Interest income	218	1,207	483	1,610
Income (loss) from continuing operations before income taxes	$111,466	$(40,057)	$(35,863)	$(200,338)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada. The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first six months of 2008 and 2007:

	(in thousands)
	Domestic	Foreign	Total
2008
Long-lived assets	$2,564,336	$148,190	$2,712,526
Revenue	370,397	43,510	413,907
2007
Long-lived assets	$2,564,992	$146,837	$2,711,829
Revenue	354,372	39,909	394,281

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Components of Net Periodic (Benefit) Cost

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$132,000	$178,000	$265,000	$356,000
Interest cost	2,385,000	2,282,000	4,769,000	4,564,000
Expected return on plan assets	(2,734,000)	(2,488,000)	(5,469,000)	(4,975,000)
Amortization of prior service cost	5,000	8,000	11,000	16,000
Recognized net actuarial loss	—	42,000	—	83,000
Total net periodic (benefit) cost	$(212,000)	$22,000	$(424,000)	$44,000

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Discount rate	6.250%	5.875%	6.250%	5.875%
Rate of compensation increase	4.000%	4.000%	4.000%	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%	7.500%

Employer Contributions

During the six months ended June 30, 2008, we made pension contributions of $500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and six-month periods ended June 30, 2008 are not indicative of the results expected for the full year. In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 52% of total revenues in the first six months of 2008) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

During the first six months of 2008, our 2008 capital and operating plan has been substantially implemented. Our plan included (i) the launch of a new attraction program with seven coasters for seven parks, (ii) the addition of Wiggles Worlds and Thomas the Tank Engine attractions at certain of our parks, (iii) a more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (iv) a reduction in operating expenses through a more efficient use of our full time and seasonal labor, as well as the removal or closure of certain inefficient rides and attractions and (v) continued growth in guest spending and sponsorship and international opportunities.

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

Summary of Operations

Summary data for the three- and six-month periods ended June 30, 2008 and 2007 were as follows (in thousands, except per capita total revenue):

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2008	2007	Change (%)	2008	2007	Change (%)
Total revenue	$345,683	$343,629	1	$413,907	$394,281	5
Operating expenses	127,499	134,805	(5)	207,042	212,571	(3)
Selling, general and administrative	84,589	98,723	(14)	124,375	147,083	(15)
Costs of products sold	30,204	29,499	2	36,338	34,001	7
Depreciation and amortization	34,192	33,869	1	68,555	67,553	1
(Gain) loss on fixed assets	(63)	830	(108)	4,591	5,165	(11)
Income (loss) from operations	69,262	45,903	51	(26,994)	(72,092)	(63)
Interest expense, net	(45,527)	(50,047)	(9)	(91,979)	(101,904)	(10)
Minority interest in earnings	(20,562)	(24,504)	(16)	(19,966)	(14,531)	37
Equity in operations of investees	130	(221)	(159)	(1,786)	(518)	245
Net gain (loss) on debt extinguishment	107,743	(11,103)	(1,070)	107,743	(11,103)	(1,070)
Other income (expense)	420	(85)	(594)	(2,881)	(190)	1,416
Income (loss) from continuing operations before income taxes	111,466	(40,057)	(378)	(35,863)	(200,338)	(82)
Income tax expense	2,753	1,880	46	4,474	2,195	104
Income (loss) from continuing operations	$108,713	$(41,937)	(359)	$(40,337)	$(202,533)	(80)

Other Data:
Attendance	8,638	8,875	(3)	10,086	10,096	(0)
Total revenue per capita	$40.02	$38.72	3	$41.04	$39.06	5

Three months ended June 30, 2008 vs. Three months ended June 30, 2007

Revenue in the second quarter of 2008 totaled $345.7 million compared to $343.6 million for the second quarter of 2007, representing a 1% increase. The increase arose out of a $1.30 (3%) increase in total revenue per capita (representing total revenue divided by total attendance) partially offset by a 0.2 million (3%) decrease in attendance. The attendance decrease was impacted by the timing of Easter, which shifted from the second quarter in 2007 to the first quarter in 2008. Total revenue per capita growth reflects increased guest spending in most areas, including admissions, food and beverage, rentals, parking, retail and other in-park revenues as well as increased sponsorship, licensing and other fees. Per capita guest spending, which excludes sponsorship, licensing and other fees, increased $0.67 (2%) to $38.34 from $37.67 in the second quarter of 2007. Admissions revenue per capita increased $0.14 (1%) in the second quarter of 2008, compared to the prior year period, and was driven primarily by price and ticket mix. Increased revenues from food and beverage, rentals, parking, retail and other guest services resulted in a $0.53 (3%) increase in non-admissions per capita guest spending in the second quarter of 2008 compared to the second quarter of 2007. Total revenue per capita and per capita guest spending also benefit from the changes in foreign exchange rates related to our parks located in Mexico and Canada.

Operating expenses for the second quarter of 2008 decreased $7.3 million (5%) compared to expenses in the second quarter of 2007. The decrease includes: (i) a decrease in salary, wage and benefit expense ($3.9 million) primarily related to a reduction in operating days, (ii) a reduction in contract shows ($1.9 million) related to our decision to replace select shows with Dick Clark Productions library content, (iii) a reduction in repairs and maintenance costs ($1.8 million), and (iv) a reduction in operating supply costs ($1.2 million), partially offset by an increase in utility costs and fluctuations in foreign currency exchange rates related to expenses at our parks located in Mexico and Canada ($1.1 million).

Selling, general and administrative expenses for the second quarter of 2008 decreased $14.1 million (14%) compared to the second quarter of 2007. The decrease primarily reflects (i) a decrease in marketing expenses ($8.6 million) related to our decision to reduce brand related marketing and certain promotional programs, (ii) a reduction in consulting and legal fees ($2.6 million), (iii) a reduction in salary and benefit costs ($1.4 million), (iv) a reduction in travel related costs ($1.3 million) and (v) a reduction in insurance expense ($1.0 million), partially offset by the costs related to our international licensing projects and fluctuations in foreign currency exchange rates related to expenses at our parks located in Mexico and Canada ($1.3 million).

Costs of products sold in the second quarter of 2008 increased $0.7 million (2%) compared to costs for the second quarter of 2007, primarily related to an increase in product and freight costs. As a percentage of our in-park guest spending, cost of sales increased slightly in the second quarter of 2008.

Depreciation and amortization expense for the second quarter of 2008 increased $0.3 million (1%) compared to the second quarter of 2007. The increase was attributable to our on-going capital program and fluctuations in foreign currency exchange rates related to depreciation expense at our parks located in Mexico and Canada.

Loss on fixed assets decreased by $0.9 million in the second quarter of 2008 compared to the prior year period primarily related to the gain recognized on the sale of a small piece of land at our Dallas water park in the second quarter of 2008 and the gain recognized from the insurance proceeds received in the second quarter of 2008 for certain assets that were destroyed by a fire at our Six Flags Mexico park.

Interest expense, net decreased $4.5 million (9%) compared to the second quarter of 2007, primarily related to lower interest rates in the second quarter of 2008.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, SFOG (including White Water Atlanta), SFOT and SFDK, decreased by $3.9 million (16%) compared to the second quarter of 2007 primarily related to our purchase of the minority interest in SFDK that was effective July 31, 2007.

Income tax expense was $2.8 million for the second quarter of 2008 compared to $1.9 million for the second quarter of 2007, primarily reflecting (i) income tax on earnings in Mexico and (ii) the effect of a recently enacted state income tax law applicable to our parks in Texas.

Six months ended June 30, 2008 vs. Six months ended June 30, 2007

Revenue in the first six months of 2008 totaled $413.9 million compared to $394.3 million for the first six months of 2007, representing a 5% increase. The increase arose out of a $1.98 (5%) increase in total revenue per capita (representing total revenue divided by total attendance) on flat attendance. Total revenue per capita growth reflects increased guest spending in most areas, including admissions, food and beverage, rentals, retail, parking, games and other in-park revenues as well as increased sponsorship, licensing and other fees. Per capita guest spending, which excludes sponsorship, licensing and other fees, increased $1.13 (3%) to $38.47 from $37.34 in the first six months of 2007. Admissions revenue per capita increased $0.44 (2%) in the first six months of 2008, compared to the prior year period, and was driven primarily by price and ticket mix. Increased revenues from food and beverage, rentals, retail, parking, games and other guest services resulted in a $0.69 (4%) increase in non-admissions per capita guest spending in the first six months of 2008 compared to the first six months of 2007. Total revenue per capita and per capita guest spending also benefit from the changes in foreign exchange rates related to our parks located in Mexico and Canada.

Operating expenses for the first six months of 2008 decreased $5.5 million (3%) compared to expenses in the first six months of 2007. The decrease includes: (i) a decrease in repair and maintenance expenses ($3.0 million), (ii) a decrease in salary, wage and benefit expenses ($3.2 million), (iii) a reduction in contract shows ($1.9 million) related to our decision to replace select shows with Dick Clark Productions library content and (iv) a decrease in operating supply expenses ($0.9 million), partially offset by an increase in utility costs and fluctuations in foreign currency exchange rates related to expenses at our parks located in Mexico and Canada ($2.6 million).

Selling, general and administrative expenses for the first six months of 2008 decreased $22.7 million (15%) compared to the first six months of 2007. The decrease primarily reflects (i) a decrease in marketing expenses ($16.3 million) related to our decision to reduce brand related marketing and certain promotional programs, (ii) a reduction in salary and benefit costs ($2.3 million), (iii) a reduction in travel related costs ($2.2 million) and (iv) a reduction in consulting and legal fees ($2.7 million), partially offset by the costs related to our international licensing projects and fluctuations in foreign currency exchange rates related to expenses at our parks located in Mexico and Canada ($2.0 million).

Costs of products sold in the first six months of 2008 increased $2.3 million (7%) compared to costs for the first six months of 2007, primarily related to the increase in food and beverage, merchandise and games sales along with an increase in product and freight costs. As a percentage of our in-park guest spending, cost of sales increased slightly in the first six months of 2008.

Depreciation and amortization expense for the first six months of 2008 increased $1.0 million (1%) compared to the first six months of 2007. The increase was attributable to our on-going capital program and fluctuations in foreign currency exchange rates related to depreciation expense at our parks located in Mexico and Canada.

Loss on fixed assets decreased by $0.6 million in the first six months of 2008 compared to the prior year period primarily related to the gain recognized on the sale of a small piece of land at our Dallas water park in the second quarter of 2008 and the gain recognized from the insurance proceeds received in the second quarter of 2008 for certain assets that were destroyed by a fire at our Six Flags Mexico park.

Interest expense, net decreased $9.9 million (10%) compared to the first six months of 2007, primarily related to lower interest rates in the first six months of 2008.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, SFOG (including White Water Atlanta), SFOT and SFDK, increased by $5.4 million (37%) compared to the first six month of 2007 primarily related to our purchase of the minority interest in SFDK that was effective July 31, 2007 and the increase in the partnership distributions at SFOT and SFOG.

Other expense increased $2.7 million in the first six months of 2008 compared to the first six months of 2007 due to the loss that was recorded related to the change in fair value of the interest rate swaps that occurred during the first quarter of 2008 when they were not designated as hedges.

Income tax expense was $4.5 million for the first six months of 2008 compared to $2.2 million for the first six months of 2007, primarily reflecting (i) income tax on earnings in Mexico, (ii) increased New York State taxes due to the full utilization of prior period state net operating losses and (iii) the effect of a recently enacted state income tax law applicable to our parks in Texas.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings, sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends (to the extent declared) and payments to our partners in the Partnership Parks. We did not pay a dividend on our common stock during 2007, nor do we expect to pay such dividends in 2008. We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and preferred stock dividends and obligations under arrangements relating to the Partnership Parks, for the next twelve months. See Note 4 to Notes to Condensed Consolidated Financial Statements for details of the terms of the Credit Facility. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks. See Item 1A of the 2007 Annual Report. In that case, we may be unable to borrow under the Credit Facility and/or may need to seek additional financing. In addition, we expect that we will be required to refinance all or a significant portion of our existing debt on or prior to maturity (including the mandatory redemption of the PIERS on August 15, 2009) and potentially seek additional financing. The failure to redeem the PIERS on August 15, 2009 would constitute a default under the Credit Facility. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See “Cautionary Note Regarding Forward-Looking Statements.”

At June 30, 2008, our total debt aggregated $2.3 billion, of which approximately $169.8 million is scheduled to mature prior to June 30, 2009. Of the current portion of long-term debt, $160.0 million (excluding letters of credit in the amount of $28.2 million) represents borrowings under the revolving facilities of the Credit Facility, which can be reborrowed. Based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate hedging arrangements we entered into in February 2008, and the debt exchange that we effected in June 2008, annual cash interest payments for 2008 on non-revolving credit debt outstanding at June 30, 2008 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $170.0 million, including debt issuance costs incurred to date and net of cash interest expected to be received. None of our public debt matures prior to February 2010 and none of the facilities under the Credit Facility mature before March 31, 2013, except that $8.5 million of principal amortizes each year. Our Board of Directors decided that we would not declare and pay a quarterly dividend on May 15, 2008 or August 15, 2008 for the PIERS. We are required to redeem all of the outstanding PIERS on August 15, 2009 for cash at 100% of the liquidation preference ($287.5 million) plus accrued and unpaid dividends. We plan on spending approximately $95.0 million on capital expenditures for the 2008 calendar year, net of gross proceeds from property insurance recovery, which are required to be reinvested in capital expenditures. At June 30, 2008, we had approximately $66.3 million of unrestricted cash and $86.8 million available under the Credit Facility, which takes into account letters of credit in the amount of $28.2 million that were then outstanding under the revolving facility portions of the Credit Facility.

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

During the six months ended June 30, 2008, net cash used in operating activities was $27.6 million. Net cash used in investing activities in the first six months of 2008 was $75.7 million, consisting primarily of capital expenditures partially offset by property insurance proceeds we received for insurance claims related to our New Orleans park and our Mexico park. Net cash provided by financing activities in the first six months of 2008 was $140.9 million, representing primarily the proceeds from borrowings under the revolving facilities of the Credit Facility, partially offset by the payment of preferred stock dividends declared during the first quarter.

Our net operating cash flows are largely driven by attendance and per capita spending levels because much of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

Changes In Off-Balance Sheet Arrangements and Other Obligations

The Company has obligations related to its lease of the land for the New Orleans park, which the Company does not intend to re-open. The Company is in the process of negotiating with the City of New Orleans to settle the lease obligation. See Note 5 to Notes to Condensed Consolidated Financial Statements.

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

We are party to various legal actions arising in the normal course of business. See Note 5 to Notes to Condensed Consolidated Financial Statements for information on certain significant litigation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, there have been no material changes in our market risk exposure from that disclosed in the 2007 Annual Report.

Item 4.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million. The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages. The case was tried before a jury during the two-week period from March 17 to March 28, 2008 and the jury rendered a verdict in our favor, dismissing the claim. The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008. On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District. We will continue to defend ourselves vigorously, as we believe the plaintiffs’ claims are without merit.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in the 2007 Annual Report. For a discussion of our risk factors, see Item 1A of the 2007 Annual Report.

Item 3.   Defaults Upon Senior Securities

There were no defaults on any senior securities.  On April 17, 2008, we announced that our Board of Directors had determined not to declare and pay a quarterly dividend on our outstanding PIERS for the quarter ended May 15, 2008, each such PIERS representing one one-hundredth of a share of our 7¼% Convertible Preferred Stock.  Under the terms of the PIERS, dividends are not required to be paid currently.  Our deficit in stockholders' equity, the overall state of the credit markets and the fact that unpaid dividends accumulate on an interest-free basis, were factors that our Board of Directors considered in reaching its decision not to declare and pay the quarterly dividend.  The decision of our Board of Directors not to declare and pay the May 15, 2008 dividend does not violate any of the covenants under any of our debt agreements.  The total arrearage on the PIERS as of August 4, 2008 is $5,211,000.

Item 4.   Submission of Matters to a Vote of Securityholders

On May 22, 2008, the Company held its Annual Meeting of Stockholders. The number of shares of common stock represented at the meeting either in person or by proxy, was 87,400,570 shares (89.5% of the outstanding shares of common stock). Three proposals were voted upon at the meeting. The proposals and voting results were as follows:

1.                      Proposal 1 – Election of Directors

The following persons were elected as directors as follows:

Name	For	Withheld	Abstained
Daniel M. Snyder	75,581,369	11,819,201	—
Mark Shapiro	75,584,792	11,815,778	—
C.E. Andrews	75,574,827	11,825,743	—
Mark Jennings	74,708,770	12,691,800	—
Jack Kemp	75,569,107	11,831,463	—
Robert J. McGuire	75,589,508	11,811,062	—
Perry Rogers	74,717,392	12,683,178	—
Dwight C. Schar	75,586,058	11,814,512	—
Harvey Weinstein	63,005,217	24,395,353	—

2.               Proposal 2 – To ratify the selection by the Audit Committee of the Company’s Board of Directors of KPMG LLP as independent registered public accounting firm of the Company for the year ending December 31, 2008.

For	Against	Abstained
75,915,449	11,415,587	69,534

3.               Proposal 3 – To approve the adoption of the Company’s 2008 Stock Option and Incentive Plan.

For	Against	Abstained
31,069,943	14,392,342	75,737

Item 6. Exhibits

The following exhibits are filed herewith or were heretofore filed and are hereby incorporated by reference:

Exhibit 4.1

Indenture dated as of June 16, 2008 among Six Flags, Inc., Six Flags Operations Inc. and HSBC Bank USA, National Association dated June 16, 2008 (incorporated by reference from Exhibit 4.1 to the Six Flags Current Report on Form 8-K filed on June 19, 2008).

Exhibit 10.1	Six Flags, Inc. 2008 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 28, 2008).

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC. (Registrant)

/s/ Mark Shapiro
Mark Shapiro President and Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and
Chief Financial Officer

Date: August 4, 2008

EXHIBIT INDEX

Exhibit No.	Description	Paper (P) or Electronic (E)
Exhibit 4.1

Indenture dated as of June 16, 2008 among Six Flags, Inc., Six Flags Operations Inc. and HSBC Bank USA, National Association dated June 16, 2008 (incorporated by reference from Exhibit 4.1 to the Six Flags Current Report on Form 8-K filed on June 19, 2008).

E

Exhibit 10.1	Six Flags, Inc. 2008 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to the Six Flags Current Report on Form 8-K filed on May 28, 2008).	E

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E

* Filed herewith