Form 10-Q
period 2008-09-30
SIX FLAGS, INC.
filed 2008-11-10
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 1, 2008, Six Flags, Inc. had 97,728,713 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34,328,000	$28,388,000
Accounts receivable	56,838,000	26,512,000
Inventories	34,687,000	26,361,000
Prepaid expenses and other current assets	33,790,000	39,144,000
Total current assets	159,643,000	120,405,000

Other assets:
Debt issuance costs	33,332,000	36,472,000
Restricted-use investment securities	16,115,000	12,731,000
Deposits and other assets	69,634,000	70,325,000
Total other assets	119,081,000	119,528,000

Property and equipment, at cost	2,688,038,000	2,625,195,000
Less accumulated depreciation	1,077,665,000	987,744,000
Total property and equipment	1,610,373,000	1,637,451,000
Assets held for sale	—	3,617,000
Intangible assets, net of accumulated amortization	1,063,485,000	1,064,318,000
Total assets	$2,952,582,000	$2,945,319,000

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$35,298,000	$42,748,000
Accrued compensation, payroll taxes and benefits	24,365,000	19,397,000
Accrued insurance reserves	38,495,000	35,883,000
Accrued interest payable	39,345,000	29,980,000
Other accrued liabilities	53,890,000	47,270,000
Deferred income	27,139,000	23,329,000
Liabilities from discontinued operations	1,400,000	—
Current portion of long-term debt	9,794,000	18,715,000
Total current liabilities	229,726,000	217,322,000

Long-term debt	2,115,124,000	2,239,073,000
Liabilities from discontinued operations	6,864,000	—
Other long-term liabilities	22,581,000	25,670,000
Deferred income taxes	15,222,000	14,901,000

Redeemable minority interests	435,354,000	415,350,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000)	296,890,000	285,623,000

Stockholders’ deficit:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 97,728,713 and 95,239,728 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,444,000	2,381,000
Capital in excess of par value	1,403,020,000	1,393,622,000
Accumulated deficit	(1,587,544,000)	(1,659,223,000)
Accumulated other comprehensive income	12,901,000	10,600,000

Total stockholders’ deficit	(169,179,000)	(252,620,000)

Total liabilities and stockholders’ deficit	$2,952,582,000	$2,945,319,000

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Revenue:
Theme park admissions	$260,576,000	$255,159,000
Theme park food, merchandise and other	209,430,000	197,479,000
Sponsorship, licensing and other fees	19,334,000	11,577,000
Total revenue	489,340,000	464,215,000

Operating costs and expenses:
Operating expenses (including stock-based compensation of ($1,418,000) in 2008)	140,753,000	139,847,000
Selling, general and administrative (including stock-based compensation of $1,496,000 in 2008 and $1,822,000 in 2007)	53,777,000	63,177,000
Costs of products sold	40,153,000	38,951,000
Depreciation	35,610,000	34,794,000
Amortization	420,000	399,000
Loss on fixed assets	9,790,000	6,179,000
Total operating costs and expenses	280,503,000	283,347,000
Income from operations	208,837,000	180,868,000

Other income (expense):
Interest expense	(43,438,000)	(48,462,000)
Interest income	400,000	1,227,000
Minority interest in earnings	(21,358,000)	(26,574,000)
Equity in operations of investees	418,000	(50,000)
Net loss on debt extinguishment	—	(2,080,000)
Other income (expense)	2,034,000	(13,116,000)
Total other income (expense)	(61,944,000)	(89,055,000)
Income from continuing operations before income taxes and discontinued operations	146,893,000	91,813,000
Income tax expense	2,635,000	1,921,000
Income from continuing operations before discontinued operations	144,258,000	89,892,000
Discontinued operations	(789,000)	(214,000)
Net income	$143,469,000	$89,678,000
Net income applicable to common stock	$137,977,000	$84,186,000

Weighted average number of common shares outstanding - basic	97,344,000	94,690,000
Weighted average number of common shares outstanding - diluted	155,227,000	152,573,000
Net income per average common share outstanding - basic:
Income from continuing operations	$1.43	$0.89
Discontinued operations	(0.01)	(0.00)
Net income	$1.42	$0.89
Net income per average common share outstanding - diluted:
Income from continuing operations	$0.95	$0.61
Discontinued operations	(0.00)	(0.00)
Net income	$0.95	$0.61

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Revenue:
Theme park admissions	$476,202,000	$466,595,000
Theme park food, merchandise and other	381,811,000	363,031,000
Sponsorship, licensing and other fees	45,234,000	28,870,000
Total revenue	903,247,000	858,496,000

Operating costs and expenses:
Operating expenses (including stock-based compensation of $1,649,000 in 2008)	347,795,000	352,418,000
Selling, general and administrative (including stock-based compensation of $4,652,000 in 2008 and $6,229,000 in 2007)	178,152,000	210,260,000
Costs of products sold	76,491,000	72,952,000
Depreciation	103,605,000	101,771,000
Amortization	980,000	975,000
Loss on fixed assets	14,381,000	11,344,000
Total operating costs and expenses	721,404,000	749,720,000
Income from operations	181,843,000	108,776,000

Other income (expense):
Interest expense	(135,900,000)	(151,976,000)
Interest income	883,000	2,837,000
Minority interest in earnings	(41,324,000)	(41,105,000)
Equity in operations of investees	(1,368,000)	(568,000)
Net gain (loss) on debt extinguishment	107,743,000	(13,183,000)
Other expense	(847,000)	(13,306,000)
Total other income (expense)	(70,813,000)	(217,301,000)
Income (loss) from continuing operations before income taxes and discontinued operations	111,030,000	(108,525,000)
Income tax expense	7,109,000	4,116,000
Income (loss) from continuing operations before discontinued operations	103,921,000	(112,641,000)
Discontinued operations	(15,765,000)	(13,630,000)
Net income (loss)	$88,156,000	$(126,271,000)
Net income (loss) applicable to common stock	$71,679,000	$(142,748,000)

Weighted average number of common shares outstanding - basic	96,787,000	94,670,000
Weighted average number of common shares outstanding - diluted	140,881,000	94,670,000
Net income (loss) per average common share outstanding - basic:
Income (loss) from continuing operations	$0.90	$(1.36)
Discontinued operations	(0.16)	(0.15)
Net income (loss)	$0.74	$(1.51)
Net income (loss) per average common share outstanding - diluted:
Income (loss) from continuing operations	$0.69	$(1.36)
Discontinued operations	(0.11)	(0.15)
Net income (loss)	$0.58	$(1.51)

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$143,469,000	$89,678,000	$88,156,000	$(126,271,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,983,000)	4,245,000	(4,249,000)	10,960,000
Defined benefit retirement plan	5,000	49,000	(225,000)	148,000
Change in cash flow hedging	(5,506,000)	—	6,775,000	—
Comprehensive income (loss)	$132,985,000	$93,972,000	$90,457,000	$(115,163,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
Cash flow from operating activities:
Net income (loss)	$88,156,000	$(126,271,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,585,000	102,746,000
Minority interest in earnings	41,324,000	41,105,000
Minority interest distributions	(20,436,000)	(26,117,000)
Stock-based compensation	6,301,000	6,229,000
Interest accretion on notes payable	(374,000)	173,000
Net (gain) loss on debt extinguishment	(107,743,000)	13,183,000
(Gain) loss on discontinued operations	11,881,000	(9,132,000)
Amortization of debt issuance costs	4,484,000	6,125,000
Other including loss on disposal of assets	15,900,000	11,833,000
Increase in accounts receivable	(38,612,000)	(31,248,000)
Increase in inventories, prepaid expenses and other current assets	(3,194,000)	(4,246,000)
(Increase) decrease in deposits and other assets	4,830,000	(461,000)
Increase in accounts payable, deferred income, accrued
liabilities and other long-term liabilities	7,884,000	24,177,000
Increase in accrued interest payable	9,365,000	10,416,000
Deferred income tax expense	250,000	1,027,000
Total adjustments	36,445,000	145,810,000
Net cash provided by operating activities	124,601,000	19,539,000
Cash flow from investing activities:
Additions to property and equipment	(92,554,000)	(91,118,000)
Gross proceeds from property insurance recovery	8,712,000	—
Purchase of identifiable intangible assets	(258,000)	(1,952,000)
Capital expenditures of discontinued operations	—	(1,050,000)
Acquisition of theme park assets	(473,000)	(54,132,000)
Acquisition of equity interest in partnership	—	(39,654,000)
Purchase of restricted-use investments	(3,384,000)	(1,490,000)
Gross proceeds from sale of discontinued operations	—	275,950,000
Gross proceeds from sale of assets	606,000	277,000
Net cash provided by (used in) investing activities	(87,351,000)	86,831,000
Cash flow from financing activities:
Repayment of borrowings	(295,107,000)	(1,291,611,000)
Proceeds from borrowings	278,750,000	1,300,750,000
Payment of cash dividends	(5,211,000)	(15,633,000)
Payment of debt issuance costs	(9,672,000)	(19,074,000)
Net cash used in financing activities	(31,240,000)	(25,568,000)
Effect of exchange rate changes on cash	(70,000)	314,000
Increase in cash and cash equivalents	5,940,000	81,116,000
Cash and cash equivalents at beginning of year	28,388,000	24,295,000
Cash and cash equivalents at end of period	$34,328,000	$105,411,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
Supplemental cash flow information:
Cash paid for interest	$122,426,000	$135,315,000

Cash paid for income taxes	$6,415,000	$2,394,000

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

In March 2008, we entered into an agreement with Tatweer Dubai LLC, a member of Dubai Holding (“Tatweer”), to create a Six Flags-branded theme park in Dubai, United Arab Emirates.  Pursuant to the agreement, we are providing design and development services for the creation of the park, which will be operated and managed by Tatweer or its affiliate.  We also granted Tatweer the exclusive right to use our brand in certain countries for certain time periods including the United Arab Emirates.  As consideration for our services and the exclusivity and license rights granted in the agreement, we will receive fees over the design and development period plus an ongoing royalty fee once the park opens.

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”). The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately 39.2%.

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

Results of operations for the three- and nine-month periods ended September 30, 2008 are not indicative of the results expected for the full year. In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Consolidated U.S. GAAP Presentation

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations. We have substantial liquidity needs beginning with the mandatory redemption of the Preferred Income Equity Redeemable Shares (“PIERS”) in August 2009. There can be no assurance that we will be able to repay or refinance the PIERS at or prior to that date. As a result of these factors, there is substantial uncertainty regarding our ability to continue as a going concern.

Our business strategy will continue to focus on growing revenues and managing costs to create positive operating cash flows sufficient to fund our recurring capital expenditures, to service our debt obligations and to generate additional cash to reduce our overall debt burden.  We believe that this strategy is in the best interest of the Company.  If we are unable to pay or refinance the PIERS at or prior to the mandatory redemption date, such failure would constitute a default under our amended and restated credit facility (the “Credit Facility”), which would permit the lenders to accelerate the obligations thereunder.  As of September 30, 2008, our total long-term debt was $2.1 billion. If the lenders were to accelerate the amounts due under the Credit Facility, a cross default would also be triggered under our public debt indentures, which would likely result in most or all of our long-term debt becoming due and payable.  In that event, we would be unable to fund these obligations.  Such a circumstance would have a material adverse effect on our operations and the interests of our creditors and stockholders.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or classification of liabilities.

PARC Note

We recorded the $37.0 million note that we received pursuant to the sale of seven parks in April 2007 (the “PARC Note”) at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations. We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Loan.” As of September 30, 2008, we have collected payments in the amount of $3.3 million leaving the PARC Note receivable balance at $8.1 million. See Note 2.

Income Taxes

Income taxes are accounted for under the asset and liability method. At December 31, 2007, we had recorded a valuation allowance of $499,815,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance was decreased by $41,036,000 at September 30, 2008, in respect of the net income before income taxes generated during the first nine months of 2008. In addition, we decreased the valuation allowance by $1,643,000 at September 30, 2008 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2008, we have a liability of approximately $3,100,000 accrued for interest and penalties.

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

Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation. All of our derivatives qualify for hedge accounting treatment as cash flow hedges.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Income (Loss) Per Common Share

The following tables reconcile the weighted average number of shares of common stock outstanding used in the calculations of basic and diluted income per share for the three months and nine months ended September 30, 2008 and 2007. The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for both the three and nine months ended September 30, 2008 does not include 6,884,000 options, and for the three and nine months ended September 30, 2007 does not include 4,949,000 and 4,829,000 options, respectively, as the effect of the exercise of these options would be antidilutive. The weighted average number of shares of common stock on a diluted basis for the nine-month period ended September 30, 2008 does not include the effect of the potential conversion of the PIERS as the effect of such conversion and the resulting decrease in preferred stock dividends, as the case may be, is antidilutive. Additionally, the weighted average number of shares of common stock on a diluted basis for the nine-month period ended September 30, 2007 does not include the effect of the potential conversion of the PIERS or convertible notes as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive. The PIERS, which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our 4.5% Convertible Senior Notes due 2015 (the “Convertible Notes”) are convertible into 44,094,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of stock.

	Three months ended September 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic Earnings Per Share:
Net income	$143,469,000			$89,678,000
PIERS dividends	(5,492,000)			(5,492,000)

	137,977,000	97,344,000	$1.42	84,186,000	94,690,000	$0.89

Diluted Earnings Per Share:
Effect of potential common stock issuable upon exercise of employee stock options	—	—		—	—
Effect of dilutive securities:
PIERS	5,492,000	13,789,000		5,492,000	13,789,000
Convertible Notes	3,365,000	44,094,000		3,365,000	44,094,000

	$146,834,000	155,227,000	$0.95	$93,043,000	152,573,000	$0.61

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount

Basic Earnings Per Share:
Net income (loss)	$88,156,000			$(126,271,000)
PIERS dividends	(16,477,000)			(16,477,000)

	71,679,000	96,787,000	$0.74	(142,748,000)	94,670,000	$(1.51)

Diluted Earnings Per Share:
Effect of potential common stock issuable upon exercise of employee stock options	—	—		—	—
Effect of dilutive securities:
PIERS	—	—		—	—
Convertible Notes	10,088,000	44,094,000		—	—

$

81,767,000

140,881,000

$

0.58

$

(142,748,000

)

94,670,000

$

(1.51

)

PIERS dividends and amortization of related issue costs of $5,492,000 and $16,477,000 were included in determining net income (loss) applicable to common stock for the three and nine months ended September 30, 2008, respectively. The September 30, 2008 carrying amount for the PIERS includes dividends that are in arrears because we have not declared PIERS dividends for the second or third quarter of 2008. PIERS dividends must be declared and paid before we can declare dividends on our common stock. PIERS dividends were declared and paid in 2007, and were included in determining net loss applicable to common stock for the three and nine months ended September 30, 2007.

Reclassifications

Reclassifications have been made to certain amounts reported in 2007 to conform to the 2008 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options. Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation expense for all

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006, and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123(R). During the three months ended September 30, 2008 and 2007, stock-based compensation was $78,000 and $1,822,000, respectively. During the nine months ended September 30, 2008 and 2007, stock-based compensation was $6,301,000 and $6,229,000, respectively.

Stock Option and Incentive Plans:

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock and other stock-based awards. As of September 30, 2008, options to purchase 6,884,000 shares of our common stock and approximately 1,734,000 shares of restricted stock were outstanding under the Plans and approximately 3,499,000 shares were available for future grant.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The weighted-average assumptions used in the option pricing valuation models for options granted in the nine months ended September 30, 2008 and 2007 are as follows:

	September 30,
	2008		2007
	Employees	Directors	Employees	Directors
Risk-free interest rate	—	—	4.70%	4.74%
Expected life (in years)	—	—	4.29	5.00
Expected volatility	—	—	49.00%	60.00%
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of September 30, 2008 and changes during the nine months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	6,894,000	6.56
Granted	—	—
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(10,000)	2.17
Expired	—	—
Balance at September 30, 2008	6,884,000	6.57	7.30	—
Vested and expected to vest at September 30, 2008	6,747,000	6.63	7.26	—
Options exercisable at September 30, 2008	2,799,000	7.90	6.60	—

The weighted average grant date fair value of our option awards granted during the nine months ended September 30, 2008 and 2007 was $0.00 and $2.86, respectively. The total intrinsic value of options exercised during the same period, for both periods, was $0. The total fair value of options that vested during the nine months ended September 30, 2008 and 2007 was $3.2 million and $4.5 million, respectively.

As of September 30, 2008, there was $3.2 million of unrecognized compensation expense related to our option awards. The weighted average period over which that cost is expected to be recognized is 2.19 years.

Restricted Stock:

We granted 2,505,518 shares of restricted stock during the nine months ended September 30, 2008 as settlement for 2007 accrued management bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007. Of the 2,505,518 shares granted during the nine months ended September 30, 2008, (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match vested on September 10, 2008, (iv) 9,778 were forfeited upon termination of eight employees in the second quarter of 2008, (v) 6,755 shares were forfeited upon termination of four employees in the third quarter of 2008 and (vi) 295,558 shares will vest in 2011 if certain performance based financial goals of the Company are met.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of our restricted stock awards as of September 30, 2008 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2008	1,451,667	5.65
Granted	2,505,518	1.80
Vested	(2,206,760)	1.83
Forfeited	(16,533)	1.80
Non-vested balance at September 30, 2008	1,733,892	4.98

The weighted average grant date fair value per share of restricted stock awards granted during the nine months ended September 30, 2008 and 2007 was $1.80 and $6.24, respectively. The total grant date fair value of restricted stock awards granted during the nine months ended September 30, 2008 and 2007 was $4.5 million and $1.9 million, respectively. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2008 and 2007 was $4.0 million and $1.5 million, respectively. As of September 30, 2008, there were unrecognized compensation costs of $2.3 million related to restricted stock awards. The weighted average period over which that cost is expected to be recognized is 1.71 years.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88,

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

106, and 132(R).” SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the year. We adopted the recognition provision of SFAS 158 in 2007. We have not yet adopted the measurement date provisions which are not effective until the end of 2008, although adoption is not expected to have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133.” SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its final adoption. We are currently assessing the impact of SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.” FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 with retroactive application. We are currently assessing the impact of FSP APB 14-1 on our consolidated financial statements.

2.                                      Acquisition and Disposition of Parks

During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations in the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 and the condensed consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations. See Note 5.

On July 31, 2007, we acquired all of the assets of SFDK that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000. The purchase price was allocated to the acquisition of the land that the park is situated on ($22,100,000), the real and personal property that was acquired ($9,146,000) and the elimination of the minority interest liability related to the joint venture ($11,513,000). The remaining costs in excess of the fair value of the assets that were acquired ($10,018,000) were recorded as goodwill, which is deductible for tax purposes.

The following table reflects the unaudited pro forma net loss and net loss per share as if this acquisition occurred on January 1, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(in thousands)

Net income (loss)	$96,242	$(122,897)
Net income (loss) applicable to common stock	$90,750	$(139,374)
Weighted average number of common shares outstanding - basic:	94,690	94,670
Weighted average number of common shares outstanding - diluted:	152,573	94,670
Net income (loss) per average common share outstanding - basic:	$0.96	$(1.47)
Net income (loss) per average common share outstanding - diluted:	$0.65	$(1.47)

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and a limited rent guarantee by us of up to $10 million (the “PARC Guarantee”). The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

near Seattle, WA (the “Sale Parks”). As a result of the sale, we recognized a loss of $2.3 million. The condensed consolidated statement of operations for 2007 reflects the operating results as results of discontinued operations.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our New Orleans park and the parks sold in 2007 as discontinued operations. The discontinued operations have been presented on the September 30, 2008 and December 31, 2007 condensed consolidated balance sheets as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Property, plant and equipment, net	$—	$3,617
Total assets held for sale	$—	$3,617

Current liabilities	$1,400	$—
Other liabilities	6,864	—
Total liabilities from discontinued operations	$8,264	$—

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Operating revenue	$—	$969	$—	$2,508
Loss on sale of discontinued operation	—	—	—	(1,888)
Loss from discontinued operations before income taxes	(748)	(214)	(11,809)	(13,176)
Impairment of assets held for sale	—	—	(3,490)	1,434
Increase in contingent liabilities from sale indemnities	(41)	—	(466)	—
Net results of discontinued operations	$(789)	$(214)	$(15,765)	$(13,630)

We have not allocated a portion of our interest expense to the discontinued operations, as our long-term debt is not an obligation of the individual parks and has not been assumed by buyers in the park sale transactions.

3.                                      Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 4) into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358% (with an average of 5.342%). The change in fair value prior to hedge designation was recorded in other income (loss) in the condensed consolidated statements of operations in the amount of $2,636,000.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first nine months of 2008:

Gain
Beginning balance at January 1, 2008	$—
Change in cash flow hedge	6,775,000
Reclassification to interest expense	—
Ending balance at September 30, 2008	$6,775,000

As of September 30, 2008, approximately $4,579,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ gains to operations are the periodic interest payments that are required to be made on outstanding borrowings.

During the first nine months of 2008, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for either of our derivatives.

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

We have elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. Mid-market LIBOR pricing is used as a practical expedient for fair value measurements. Key inputs, including the LIBOR cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity, are bootstrapped to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period. The same rates used to bootstrap the yield curve are used to discount the future cash flows. We are required to discount derivative liabilities to reflect the potential credit risk to lenders. We elected to discount the derivative liabilities using our 2.50% spread over LIBOR on the revolving facility portion of the Credit Facility. Since the derivative became an asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows.

The fair value of the interest rate swaps was approximately $4,140,000 at September 30, 2008 and is recorded in deposits and other assets and is considered a Level 2 fair value measurement.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

4.             Long-Term Indebtedness

On June 16, 2008, we completed a private debt exchange in which we issued $400,000,000 of 12¼% Senior Notes due 2016 (“New Notes”) of Six Flags Operations Inc., a direct wholly owned subsidiary of Holdings, in exchange for (i) $149,223,000 of our 8 7/8% Senior Notes due 2010 (“2010s”), (ii) $231,559,000 of our 9¾% Senior Notes due 2013 (“2013s”) and (iii) $149,863,000 of our 9 5/8% Senior Notes due 2014 (“2014s”).  The benefits of this transaction include reducing debt principal by approximately $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense.  The transaction resulted in a net gain on extinguishment of debt of $107,743,000 related to the 2013s and 2014s (net of $3,264,000 of transaction costs related to the 2010s that were charged to expense immediately as the exchange of the 2010s was not deemed to be a substantial modification under the guidance of Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”).  We also recorded a $14,146,000 premium on the New Notes representing the difference between the carrying amount of the 2010s and the carrying amount of the New Notes on the exchange as this portion of the exchange was not deemed a substantial modification.  This premium will be amortized as an offset to interest expense over the life of the New Notes.

On May 25, 2007, we entered into the Credit Facility, which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($839,375,000 and $847,875,000 of which was outstanding at September 30, 2008 and September 30, 2007, respectively); (ii) a revolving facility totaling $275,000,000 (none of which was outstanding at September 30, 2008 and September 30, 2007 (excluding letters of credit in the amounts of $28,772,000 and $33,333,000 on those dates)), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  In October 2008, we borrowed $244.2 million under the revolving facility portion of the Credit Facility to ensure we would have sufficient liquidity to fund our off-season expenditures given difficulties in the global credit markets.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At September 30, 2008, the weighted average interest rate for borrowings under the term loan was 5.23%.  At September 30, 2007, the weighted average interest rate for borrowings under the term loan was 7.75%.  Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility and an indirect wholly owned subsidiary of Holdings, is required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015. The utilization of the revolving facility is available until March 31, 2013. The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  We were in compliance with our financial covenants at September 30, 2008.

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

During the three and nine months ended September 30, 2007 we recognized a net loss on debt extinguishment of $571,000 and $10,891,000 for the write off of debt issuance costs related to our previous senior secured credit facility and for costs paid to underwriters and third parties in connection with the Credit Facility.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

During the three and nine months ended September 30, 2007, we repurchased $7,000,000 and $92,000,000, respectively, of senior unsecured notes, resulting in a net loss on extinguishment of debt of $1,509,000 and $2,292,000, respectively.

See Note 6 to the Consolidated Financial Statements in the 2007 Annual Report for additional information regarding our indebtedness.

5.           Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not reopened since. We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance includes business interruption coverage.

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

We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $4.0 million at September 30, 2008, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $34.7 million in payments received from our insurance carriers.  We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks.  We, at a minimum, expect to recover our insurance receivable from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of the wind losses, business interruption and administrative claims.  We do not intend to operate a theme park on the site that was damaged by Hurricane Katrina.  Pursuant to our lease of the property from the City of New Orleans, we are obligated to re-invest in the site to the extent of insurance proceeds received for property damages.  However, in such event, we would have the use of such re-investment assets as well as all other leased property for the term of the lease.  We are in discussion with the City of New Orleans with regard to cancellation of the lease.

On April 1, 1998, we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the partnerships that own SFOG and SFOT (the “Partnership Parks”).  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $60,610,000 (as of 2008 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.  As of September 30, 2008, we owned approximately 26.0% and 38.2% of the Georgia Limited Partner units and Texas Limited Partner units, respectively.  The remaining redeemable units of approximately 74.0% and 61.8% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $414.4 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On September 30, 2008, we owned approximately 26.0% and 38.2%, respectively, of the limited partnership units in the Georgia and Texas partnerships.  Pursuant to the 2008 annual offer, we purchased 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008.  Pursuant to the 2007 annual offer, we purchased one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007.  The maximum unit purchase obligations for 2009 at both parks will aggregate approximately $335.2 million, representing approximately 59.0% of the outstanding units of SFOG and 50.0% of the outstanding units of SFOT.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  Under our agreement with Time Warner Inc., which has also guaranteed certain obligations relating to the Partnership Parks, we have deposited into escrow $15.1 million as a source of funds in the event Time Warner Inc. is required to honor its guarantee.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions. In addition, for incidents arising after November 1, 2004, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year. Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 to November 15, 2003). For most incidents prior to November 15, 2001, our policies did not provide for a self-insured retention. Our general liability policies cover the cost of punitive damages only in certain jurisdictions in which a claim occurs.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

We are party to various other legal actions arising in the normal course of business, including the cases discussed below. Matters that are probable of unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations, or liquidity after consideration of recorded

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

accruals.

In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and formerly owned parks in California between November 2001 and December 18, 2007.  While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense.  In each of March 2009 and 2010, we are required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2008 and 2009, respectively.

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

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming Six Flags, Inc., Six Flags Theme Parks Inc., and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators.  The Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides.  The Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Complaint seeks damages and injunctive relief.  On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation.  Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs.  We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case requiring such manufacturers to honor their indemnification obligations with respect to this case.  We have tendered the defense of this matter to certain of the ride manufacturers.

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

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. At September 30, 2007, $31,734,000 was outstanding under the loan.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,738,000 of which was outstanding at September 30, 2008), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.

For the three months ended September 30, 2008 and 2007, we have received or accrued $263,000 and $250,000, respectively, in management fee revenues from the joint venture.  For the nine months ended September 30, 2008 and 2007, we have received or accrued $649,000 and $662,000, respectively, in management fee revenues from the joint venture.  At September 30, 2008, we have no advances outstanding to the joint venture.  During 2007 and 2008, we have contributed approximately $1,447,000 and $567,000, respectively, to the joint venture for our portion of two capital calls.

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

At September 30, 2008, we have accrued liabilities for tax and other indemnification contingencies and other liabilities of our discontinued operations totaling $24.0 million that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,461,000 and $2,050,000 as of September 30, 2008 and December 31, 2007, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

On June 18, 2007, we acquired a 40% interest in a venture that owns 100% of DCP.  The other investor in the venture, Red Zone, is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at September 30, 2008.  We have accounted for our investment of $38,401,000 under the equity method and have included it in deposits and other assets in the accompanying condensed consolidated balance sheets.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
		(in thousands)
Theme park revenue	$489,340	$464,215	$903,247	$858,496
Theme park cash expenses	(221,484)	(227,389)	(560,220)	(589,008)
Aggregate park EBITDA	267,856	236,826	343,027	269,488
Minority interest in earnings - EBITDA	(21,358)	(27,481)	(41,324)	(44,442)
Equity in operations of affiliates - EBITDA	2,230	2,038	4,315	3,032
Corporate expenses	(13,121)	(12,764)	(35,917)	(40,393)
Stock-based compensation	(78)	(1,822)	(6,301)	(6,229)
Other income (expense)	2,034	(13,116)	(847)	(13,306)
Equity in operations of affiliates	(1,812)	(2,088)	(5,683)	(3,600)
Minority interest in earnings – depreciation and other expense	—	907	—	3,337
Depreciation and amortization	(36,030)	(35,193)	(104,585)	(102,746)
Loss on fixed assets	(9,790)	(6,179)	(14,381)	(11,344)
Net gain (loss) on debt extinguishment	—	(2,080)	107,743	(13,183)
Interest expense	(43,438)	(48,462)	(135,900)	(151,976)
Interest income	400	1,227	883	2,837
Income (loss) from continuing operations before income taxes	$146,893	$91,813	$111,030	$(108,525)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets and revenue by domestic and foreign categories as of and for the first nine months of 2008 and 2007:

	(in thousands)
	Domestic	Foreign	Total
2008
Long-lived assets	$2,534,140	$139,718	$2,673,858
Revenue	816,226	87,021	903,247
2007
Long-lived assets	$2,586,054	$150,290	$2,736,344
Revenue	778,812	79,684	858,496

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Components of Net Periodic (Benefit) Cost

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$133,000	$177,000	$398,000	$533,000
Interest cost	2,384,000	2,283,000	7,153,000	6,847,000
Expected return on plan assets	(2,735,000)	(2,487,000)	(8,204,000)	(7,462,000)
Amortization of prior service cost	6,000	8,000	17,000	24,000
Recognized net actuarial loss	—	41,000	—	124,000
Total net periodic (benefit) cost	$(212,000)	$22,000	$(636,000)	$66,000

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Discount rate	6.250%	5.875%	6.250%	5.875%
Rate of compensation increase	4.000%	4.000%	4.000%	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%	7.500%

Employer Contributions

During the nine months ended September 30, 2008, we made pension contributions of $2,003,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

Results of operations for the three- and nine-month periods ended September 30, 2008 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53% of total revenues in the first nine months of 2008) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Our 2008 capital and operating plan included (i) the launch of a new attraction program with seven coasters for seven parks, (ii) the continued roll-out of Wiggles Worlds and Thomas the Tank Engine attractions at certain of our parks, (iii) a more efficient and targeted marketing plan with more online focus and concentrated spending in the early portion of the season, (iv) a reduction in operating expenses through a more efficient use of our full time and seasonal labor, as well as the removal or closure of certain inefficient rides and attractions and (v) continued growth in guest spending and sponsorship and international opportunities.

As described in Note 1 to the Condensed Consolidated Financial Statements, our condensed consolidated financial statements have been prepared under the assumption that we are a going concern.  However, our ability to continue as a going concern is uncertain due to the mandatory redemption of the PIERS in August 2009, which is less than twelve months after the balance sheet date of September 30, 2008.

Recent Developments

On October 6, 2008 and October 27, 2008, we were notified by the New York Stock Exchange (the “NYSE”) that we are not in compliance with certain of the NYSE’s continued listing criteria.  We are required to remedy these matters in a timely manner as set forth in the applicable NYSE rules in order to maintain our listing on the NYSE.  Failure to be listed on the NYSE does not constitute a default under any of our debt instruments.  See Part II, Item 1A of this quarterly report of Form 10-Q.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The 2007 Annual Report discusses our most critical accounting policies.  Since December 31, 2007, there have been no material developments with respect to any critical accounting policies discussed in the 2007 Annual Report.  However, as described in Note 1 to the Condensed Consolidated Financial Statements, certain new accounting pronouncements have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three- and nine-month periods ended September 30, 2008 and 2007 were as follows (in thousands, except per capita total revenue):

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2008	2007	Change (%)	2008	2007	Change (%)
Total revenue	$489,340	$464,215	5	$903,247	$858,496	5
Operating expenses	140,753	139,847	1	347,795	352,418	(1)
Selling, general and administrative	53,777	63,177	(15)	178,152	210,260	(15)
Costs of products sold	40,153	38,951	3	76,491	72,952	5
Depreciation and amortization	36,030	35,193	2	104,585	102,746	2
Loss on fixed assets	9,790	6,179	58	14,381	11,344	27
Income from operations	208,837	180,868	15	181,843	108,776	67
Interest expense, net	(43,038)	(47,235)	(9)	(135,017)	(149,139)	(9)
Minority interest in earnings	(21,358)	(26,574)	(20)	(41,324)	(41,105)	1
Equity in operations of investees	418	(50)	(936)	(1,368)	(568)	141
Net gain (loss) on debt extinguishment	—	(2,080)	N/A	107,743	(13,183)	(917)
Other income (expense)	2,034	(13,116)	(116)	(847)	(13,306)	(94)
Income (loss) from continuing operations before income taxes	146,893	91,813	60	111,030	(108,525)	(202)
Income tax expense	2,635	1,921	37	7,109	4,116	73
Income (loss) from continuing operations	$144,258	$89,892	60	$103,921	$(112,641)	(192)

Other Data:
Attendance	12,153	11,959	2	22,239	22,055	1
Total revenue per capita	$40.27	$38.82	4	$40.62	$38.93	4

Three months ended September 30, 2008 vs. Three months ended September 30, 2007

Revenue in the third quarter of 2008 totaled $489.3 million compared to $464.2 million for the third quarter of 2007, representing a 5% increase.  The increase is attributable to a $1.45 (4%) increase in total revenue per capita (representing total revenue divided by total attendance) coupled with a 0.2 million (2%) increase in attendance.  Total revenue per capita growth reflects increased guest spending in admissions, rentals, food and beverage, parking, retail and other in-park areas as well as increased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, increased $0.82 (2%) to $38.67 from $37.85 in the third quarter of 2007. Admissions revenue per capita increased $0.11 (0%) in the third quarter of 2008 compared to the prior year period, and was driven primarily by price and ticket mix.  Increased revenues from rentals, food and beverage, parking, retail and other guest services resulted in a $0.72 (4%) increase in non-admissions per capita guest spending in the third quarter of 2008 compared to the third quarter of 2007.

Operating expenses for the third quarter of 2008 increased $0.9 million (1%) compared to expenses in the third quarter of 2007.  The increase includes: (i) an increase in utility costs ($1.3 million) and (ii) an increase in credit card transaction fees ($1.0 million), partially offset by (i) a reduction in contract shows ($1.2 million) related to our decision to replace select shows with DCP library content and (ii) a reduction in repairs and maintenance costs ($0.6 million).

Selling, general and administrative expenses for the third quarter of 2008 decreased $9.4 million (15%) compared to the third quarter of 2007.  The decrease primarily reflects (i) a decrease in marketing expenses ($17.1 million) related to our more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (ii) a reduction in consulting and legal fees ($1.0 million), (iii) a reduction in travel related expenses ($0.8 million) and (iv) a reduction in real estate taxes ($0.6 million), partially offset by (i) higher than anticipated general liability expenses related to prior years claims ($8.3 million), (ii) an increase in salary, wage and benefit costs ($1.5 million) and (iii) costs related to our international licensing projects ($1.1 million).

Costs of products sold in the third quarter of 2008 increased $1.2 million (3%) compared to the third quarter of 2007, primarily related to the increase in food and beverage, merchandise and games sales along with an increase in product and freight costs.  As a percentage of our in-park guest spending, cost of products sold decreased slightly in the third quarter of 2008.

Depreciation and amortization expense for the third quarter of 2008 increased $0.8 million (2%) compared to the third quarter of 2007.  The increase was attributable to our on-going capital program.

Loss on fixed assets increased by $3.6 million (58%) in the third quarter of 2008 compared to the prior year period primarily related to the disposal of a roller coaster in our Washington D.C. area theme park.

Interest expense, net decreased $4.2 million (9%) compared to the third quarter of 2007, primarily related to lower interest rates and lower debt levels in the third quarter of 2008.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, SFOG (including Six Flags White Water Atlanta), SFOT and SFDK, decreased by $5.2 million (20%) compared to the third quarter of 2007 primarily related to our purchase of the minority interest in SFDK that was effective July 31, 2007.

Income tax expense was $2.6 million for the third quarter of 2008 compared to $1.9 million for the third quarter of 2007, primarily reflecting income tax on higher earnings in Mexico.

Nine months ended September 30, 2008 vs. Nine months ended September 30, 2007

Revenue in the first nine months of 2008 totaled $903.2 million compared to $858.5 million for the first nine months of 2007, representing a 5% increase.  The increase is attributable to a $1.69 (4%) increase in total revenue per capita (representing total revenue divided by total attendance) coupled with a 0.2 million

(1%) increase in attendance.  Total revenue per capita growth reflects increased guest spending in admissions, rentals, food and beverage, parking, retail, games and other in-park areas as well as increased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, increased $0.96 (3%) to $38.58 from $37.62 in the first nine months of 2007.  Admissions revenue per capita increased $0.25 (1%) in the first nine months of 2008, compared to the prior year period, and was driven primarily by price and ticket mix.  Increased revenues from rentals, food and beverage, parking, retail, games and other guest services resulted in a $0.71 (4%) increase in non-admissions per capita guest spending in the first nine months of 2008 compared to the first nine months of 2007.  Total revenue per capita and per capita guest spending also benefited from the changes in foreign exchange rates related to our parks located in Mexico and Canada.

Operating expenses for the first nine months of 2008 decreased $4.6 million (1%) compared to expenses in the first nine months of 2007.  The decrease includes: (i) a decrease in repair and maintenance expenses ($3.6 million), (ii) a reduction in salary, wage and benefit costs primarily from lower full-time headcount and improved seasonal labor management ($3.4 million) and (iii) a reduction in contract shows ($3.0 million) related to our decision to replace select shows with DCP library content, partially offset by (i) an increase in utility costs ($2.9 million), (ii) an increase in credit card transaction fees ($1.3 million) and (iii) an increase in fluctuations in foreign currency exchange rates related to expenses at our parks located in Mexico and Canada ($0.9 million).

Selling, general and administrative expenses for the first nine months of 2008 decreased $32.1 million (15%) compared to the first nine months of 2007.  The decrease primarily reflects (i) a decrease in marketing expenses ($33.5 million) related to our more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (ii) a reduction in consulting and legal fees ($3.7 million), (iii) a reduction in travel related costs ($2.9 million), (iv) a reduction in real estate taxes ($1.1 million) and (v) a reduction in salary, wage and benefit costs primarily related to lower full-time headcount and improved seasonal labor management ($0.8 million), partially offset by (i) higher general liability expenses related to prior years claims ($8.2 million) and (ii) the costs related to our international licensing projects and fluctuations in foreign currency exchange rates related to expenses at our parks located in Mexico and Canada ($3.1 million).

Costs of products sold in the first nine months of 2008 increased $3.5 million (5%) compared to costs for the first nine months of 2007, primarily related to the increase in food and beverage, merchandise and games sales along with an increase in product and freight costs.  As a percentage of our in-park guest spending, cost of products sold remained the same in the first nine months of 2008.

Depreciation and amortization expense for the first nine months of 2008 increased $1.8 million (2%) compared to the first nine months of 2007.  The increase was primarily attributable to our on-going capital program and fluctuations in foreign currency exchange rates related to depreciation expense at our parks located in Mexico and Canada.

Loss on fixed assets increased by $3.0 million (27%) in the first nine months of 2008 compared to the prior year period primarily related the disposal of a roller coaster in our Washington D.C. area theme park.

Interest expense, net decreased $14.1 million (9%) compared to the first nine months of 2007, primarily related to lower interest rates in the first nine months of 2008.

Minority interest in earnings, which reflects the third party share of the operations of the parks that are not wholly owned by us, SFOG (including Six Flags White Water Atlanta), SFOT and SFDK, increased by $0.2 million (1%) compared to the first nine months of 2007 primarily related to our purchase of the minority interest in SFDK that was effective July 31, 2007 and the increase in the partnership distributions at SFOT and SFOG.

Other income (expense) decreased $12.5 million (94%) in the first nine months of 2008 compared to the first nine months of 2007 due to the settlement that occurred in the third quarter of 2007 for a class action lawsuit related to our California parks and amounts that were accrued in the third quarter of 2007 for certain contingencies coupled with the change in fair value of the interest rate swaps that occurred during the first quarter of 2008 when the swaps had not yet been designated as hedges.

Income tax expense was $7.1 million for the first nine months of 2008 compared to $4.1 million for the first nine months of 2007, primarily reflecting (i) income tax on higher earnings in Mexico, (ii) increased New York State taxes due to the full utilization of prior period state net operating losses and (iii) the full year impact of a state income tax law applicable to our parks in Texas that was enacted in 2007.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings, sales of assets and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends (to the extent declared) and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2007, nor do we expect to pay such dividends in 2008.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and borrowings under the Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and obligations under arrangements relating to the Partnership Parks, through August 2009, at which time the PIERS are mandatorily redeemable.  As discussed in Note 1 to the Condensed Consolidated Financial Statements, we have prepared our financial statements assuming we will continue as a going concern, however, as discussed in the note, there can be no assurance that we will be able to repay or refinance the PIERS at or prior to the mandatory redemption date.

Our current and future liquidity is, in addition to our refinancing needs, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See Item 1A of the 2007 Annual Report.  In that case, we may be unable to borrow under the Credit Facility or be required to repay amounts outstanding and/or may need to seek additional financing.  In addition, we expect that we will be required to refinance all or a significant portion of our existing debt on or prior to maturity (including the mandatory redemption of the PIERS on August 15, 2009) and potentially seek additional financing.  If we are unable to pay or refinance the PIERS at or prior to the mandatory redemption date, such failure would constitute a default under the Credit Facility, which would permit the lenders to accelerate the obligations thereunder.  If the lenders were to accelerate the amounts due under the Credit Facility, a cross default would also be triggered under our public debt indentures, which would likely result in most or all of our long-term debt becoming due and payable.  In that event, we would be unable to fund these obligations.  Such a circumstance would have a material adverse effect on our operations and the interests of our creditors and stockholders.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements.”

At September 30, 2008, our total debt aggregated $2.1 billion, of which approximately $9.8 million is scheduled to mature prior to September 30, 2009.  Of the current portion of long-term debt, excluding letters of credit in the amount of $28.8 million, we have not borrowed any amounts under the revolving facility of the Credit Facility.  Based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate hedging arrangements we entered into in February 2008, and the debt exchange that we effected in June 2008, annual cash interest payments for 2008 on non-revolving credit debt outstanding at September 30, 2008 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $170.0 million, including debt issuance costs incurred to date and net of cash interest expected to be received.  None of our public debt matures prior to February 2010 and none of the facilities under the Credit Facility mature before March 31, 2013, except that $8.5 million of principal amortizes each year.  Our Board of Directors decided that we would not declare and pay a quarterly dividend on May 15, 2008 or August 15, 2008 for the PIERS.  We are required to redeem all of the outstanding PIERS on August 15, 2009 for cash at 100% of the liquidation preference ($287.5 million) plus accrued and unpaid dividends.  We plan on spending approximately $95.0 million on capital expenditures for the 2008 calendar year, net of gross proceeds from property insurance recoveries, which are required to be reinvested in capital expenditures.  At September 30, 2008, we had approximately $34.3 million of unrestricted cash and $246.2 million available under the Credit Facility, which takes into account letters of credit in the amount of $28.8 million that were then outstanding under the revolving facility portions of the Credit Facility.

Due to the seasonal nature of our business, we are largely dependent upon our revolving facility totaling $275.0 million to fund off-season expenses.  Our ability to borrow under the revolving facility is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the revolving facility, we would likely be unable to pay in full our off-season obligations.  The revolving facility expires on March 31, 2013.  The terms and availability of the Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness.  In October 2008, we borrowed $244.2 million under the revolving facility portion of the Credit Facility to ensure that we would have sufficient liquidity to fund our off-season expenditures given difficulties in the global credit markets.

During the nine months ended September 30, 2008, net cash provided by operating activities was $124.6 million.  Net cash used in investing activities in the first nine months of 2008 was $87.4 million, consisting primarily of capital expenditures partially offset by property insurance proceeds we received for insurance claims related to our New Orleans park and our Mexico park.  Net cash used in financing activities in the first nine months of 2008 was $31.2 million, representing primarily the repayment of borrowings under the revolving facility of the Credit Facility, the payment of debt issuance costs and the payment of preferred stock dividends declared during the first quarter, partially offset by the proceeds from borrowings under the revolving facility of the Credit Facility.

Our net operating cash flows are largely driven by attendance and per capita spending levels because much of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or per capita spending.  These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

Changes In Off-Balance Sheet Arrangements and Other Obligations

We have obligations related to the land lease for the New Orleans park, which we do not intend to re-open.  We are in the process of negotiating with the City of New Orleans to settle the lease obligations.  See Note 5 to the Condensed Consolidated Financial Statements.

As part of the sale of the Sale Parks to PARC 7F-Operations Corporation, we entered into a limited rent guarantee of up to $10.0 million of the buyer’s obligation to a third party, which has been recorded in other long-term liabilities at its inception fair value of $1.4 million.

In connection with the sale of our park near Seattle, Washington to PARC 7F-Operations Corporation, our guarantee of the land lease for the park remains in effect, except that (i) the landlord has agreed to proceed first against the parent company of the new lessee, CNL Income Properties, Inc., before asserting any rights in respect of our guarantee and (ii) in the event we are required to honor our guarantee, our remedies include reacquisition of the park.  The lease expires in 2030 with renewal options for an additional 46 years.

We are party to various legal actions arising in the normal course of business.  See Note 5 to the Condensed Consolidated Financial Statements for information on certain significant litigation.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, there have been no material changes in our market risk exposure from that disclosed in the 2007 Annual Report.

Item 4.      Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the risk factor discussed below and other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in Item 1A of the 2007 Annual Report, which could have a material impact on the our business, financial condition or results of operations.

Our shares may be de-listed from the New York Stock Exchange.

On October 6, 2008, we were notified by the New York Stock Exchange (the “NYSE”) that the we are not in compliance with the NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of the our common stock has been less than $1.00 for 30 consecutive trading days.  On October 27, 2008, we were notified by the NYSE that we are not in compliance with the NYSE’s continued listing criteria under Section 802.01B of the NYSE Listed Company Manual because our average market capitalization has been less than $75 million for 30 consecutive trading days and, at the same time, our stockholders’ equity has been less than $75 million.  We are required to remedy each of these matters in a timely manner as set forth in the applicable NYSE rules in order to maintain our listing on the NYSE, and, if we are unable to do so, we may be delisted by the NYSE.  If delisting occurs, it could be more difficult to buy or sell our common stock and the price of our common stock could decline. Delisting could also affect our ability to raise capital.  If we were delisted from the NYSE, we could seek to move trading of our common stock to the OTC Bulletin Board.  This method of trading could significantly impair our ability to raise new capital.  If we are delisted by the NYSE before we are able to be listed for trading on another United States national securities exchange, or are approved for listing on NASDAQ or any similar system, or are traded in the over-the-counter securities market, payment of certain of our outstanding debt could be accelerated.

Item 3.    Defaults Upon Senior Securities

There were no defaults on any senior securities.  Our Board of Directors determined not to declare and pay a quarterly dividend on our outstanding PIERS for the quarters ended May 15, 2008 and August 15, 2008, each such PIERS representing one one-hundredth of a share of our 7¼% Convertible Preferred Stock.  Under the terms of the PIERS, dividends are not required to be paid currently.  Our deficit in stockholders’ equity, the overall state of the credit markets and the fact that unpaid dividends accumulate on an interest-free basis, were factors that our Board of Directors considered in reaching its decision not to declare and pay the quarterly dividend.  The decision of our Board of Directors not to declare and pay the May 15, 2008 and August 15, 2008 dividends does not violate any of the covenants under any of our debt agreements.  The total arrearage on the PIERS as of November 10, 2008 is $10,422,000.

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

Date:   November 10, 2008

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