Form 10-K
period 2008-12-31
SIX FLAGS, INC.
filed 2009-03-11
CIK 701374

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-13703

SIX FLAGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995059 (I.R.S. Employer Identification No.)

1540 Broadway, 15th Fl., New York, NY 10036
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 652-9403

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.025 per share, with rights to purchase Series A Junior Preferred Stock	New York Stock Exchange
Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7 1/4% Convertible Preferred Stock	New York Stock Exchange

         Securities registered pursuant to Sec. 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,671,341. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest most practicable date: The number of shares of common stock, par value $0.025 per share, of the registrant outstanding as of March 1, 2009 was 97,775,488 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III by Item 10, as to directors, and by Items 11, 12, 13 and 14 is incorporated by reference to the registrant's proxy statement for the 2009 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2008 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet our future liquidity needs and (ii) our expectations related to refinancing all or a portion of our existing debt on or prior to maturity.

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

  •
  the failure to successfully consummate a restructuring described herein;

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

*            *            *            *             *

  •
  As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms "we," "our" or "Six Flags" refer collectively to Six Flags, Inc. and its consolidated subsidiaries and "Holdings" refers only to Six Flags, Inc., without regard to its subsidiaries.

  •
  Looney Tunes characters, names and all related indicia are trademarks of Warner Bros.© 2009, a division of Time Warner Entertainment Company, L.P. Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics© 2009. Cartoon Network and logo are trademarks of Cartoon Network© 2009. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc.© 2009, a subsidiary of Six Flags. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc.© 2009, a subsidiary of Six Flags.

PART I

ITEM 1.    BUSINESS

Introduction

        We are the largest regional theme park operator in the world. After giving effect to the sale of seven parks in April 2007 (the "Sale Parks") and other park acquisitions and dispositions discussed in Note 2 to Notes to Consolidated Financial Statements, we own or operate 20 parks, including 18 operating domestic parks, one park in Mexico and one park in Canada. During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not reopened since. We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations. See Notes 2 and 13 to Notes to Consolidated Financial Statements. The 20 parks we operated in 2008 (which excludes our New Orleans park and the Sale Parks) had attendance of approximately 25.3 million during the 2008 season.

        In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We have worldwide ownership of the "Six Flags" brand name. To capitalize on this name recognition, 18 of our parks (excluding Six Flags New Orleans and the Sale Parks) are branded as "Six Flags" parks.

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

        Our parks are located in geographically diverse markets across North America. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets. In the aggregate, during 2008 our theme parks (excluding Six Flags New Orleans and the Sale Parks) offered more than 800 rides, including over 120 roller coasters, making us the leading provider of "thrill rides" in the industry.

        We believe that our parks benefit from limited direct competition, since the combination of a limited supply of real estate appropriate for theme park development, high initial capital investment, long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of other theme parks in the United States, we estimate that it would cost at least $300 million and would take a minimum of two years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.

  Liquidity and Going Concern

        The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations. We have had a history of net losses. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We also have an accumulated stockholders' deficit of $443.8 million at December 31, 2008. Additionally, our Preferred Income Equity Redeemable Shares ("PIERS") are required to be redeemed in August 2009, at which time we are required to redeem all of the PIERS for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date). Given the current negative conditions in the economy generally and the credit markets in particular, there is substantial uncertainty that we will be able to effect a refinancing of our debt on or prior to maturity or the PIERS prior to their mandatory redemption date on August 15, 2009.

        If we are unable to refinance or restructure the PIERS at or prior to the mandatory redemption date, such failure would constitute a default under our amended and restated credit facility (the "Credit Facility"), which would permit the lenders to accelerate the obligations thereunder. If the lenders were to accelerate the amounts due under the Credit Facility, a cross-default would also be triggered under our public debt indentures, which would likely result in most or all of our long-term debt becoming due and payable. In that event, we would be unable to fund these obligations. Such a circumstance could have a material adverse effect on our operations and the interests of our creditors and stockholders. Accordingly, we have stated in our financial statements included herein that there is substantial doubt about our ability to continue as a going concern unless a successful restructuring occurs.

        We are exploring a number of alternatives for the refinancing of our indebtedness and the PIERS, including a restructuring either in or out-of-court. We believe the consummation of a successful restructuring is critical to our continued viability. Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including the agreement of the PIERS holders, our creditors and other parties, and may limit our ability to utilize our net operating loss carry forwards if there is an ownership change, which is likely. We can make no assurances that any restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe that any restructuring would be highly dilutive to our existing equity holders and certain debt holders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

        We may be compelled to seek an in-court solution in the form of a pre-packaged or pre-arranged filing under Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., as amended ("Chapter 11") if we are unable to successfully negotiate a timely out-of-court restructuring agreement with the PIERS holders, common stockholders and our creditors. Such a court filing would likely occur prior to the maturity of the PIERS or well in advance of such date, if we were to conclude at such time that an out-of-court solution is not feasible or advantageous. See "Risk Factors."

  Management and Operational Changes

        Following a successful stockholder consent solicitation by Red Zone LLC, an entity managed by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two persons nominated by Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives.

        During 2006, the first season following the change, new management concentrated on (i) improving the guest experience by improving the overall appearance and cleanliness of the parks, (ii) increasing per capita revenue, including by partnering with well known brand names such as Papa John's and Cold Stone Creamery and (iii) building a corporate alliance team.

        During 2007, we (i) implemented a capital plan designed to broaden the family offerings in our parks, such as Wiggles Worlds featuring the rides and attractions of the popular children's entertainers "The Wiggles," Thomas the Tank Engine attractions, Cirque Coobrila, Tony Hawk Spinning Coasters and Operation Spy Girl, (ii) implemented staffing initiatives to improve recruiting, training, retention and efficiency, all designed to further improve the guest experience, (iii) continued to grow per capita revenue by partnering with well known brand names such as Johnny Rockets and (iv) invested in information technology infrastructure designed to not only improve systems, such as ticketing, point of sale and our website, but also to improve our ability to offer more diverse entertainment and revenue streams with Six Flags television and radio within the parks.

        During 2008, we (i) launched a new attraction program with seven coasters for seven parks, (ii) continued to roll-out Wiggles Worlds and Thomas the Tank Engine attractions at certain of our parks, (iii) developed a more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (iv) reduced operating expenses through a more efficient use of our full time and seasonal labor, as well as the removal or closure of certain inefficient rides and attractions and (v) continued to grow guest spending and sponsorship and international opportunities.

        Our plan for 2009 includes (i) the launch of a new attraction program featuring a new coaster themed after the Batman movie "The Dark Night"™ at Six Flags Mexico and a new wooden roller coaster themed after the Terminator Salvation™ movie at Six Flags Magic Mountain, (ii) the addition of a Wiggles World at Six Flags Fiesta Texas, (iii) substantially upgrading and relaunching the Superman Ride of Steel coaster at Six Flags New England and the floorless Medusa coaster at Six Flags Great Adventure, (iv) adding our exciting "Glow in the Park" closing parade at two additional parks, (v) continuing our efficient and targeted marketing strategies, focusing on our breadth of product and value proposition, (vi) maintaining focus on containing our operating expenses while at the same time increasing our operating days and operating hours, (vii) improving and expanding upon our branded product offerings and guest-service focused staffing initiatives in order to continue to drive guest spending growth, and (viii) continuing our efforts to grow sponsorship and international revenue opportunities.

  Recent Developments

  Noncompliance with the New York Stock Exchange Continued Listing Criteria

        On October 6, 2008, we were notified by the New York Stock Exchange (the "NYSE") that we were not in compliance with the NYSE's continued listing criteria because the thirty-day average closing price of our common stock was less than $1.00, and on October 27, 2008, we were notified by the NYSE that we were not in compliance with the NYSE's continued listing criteria because the thirty-day average market capitalization of our common stock had been less than $75 million and, at the same time, our stockholders' equity had been less than $75 million.

        Subject to limited exceptions, we have a six-month compliance period from the date of notification of our noncompliance to bring our share price and average share price back above $1.00. On February 26, 2009, the NYSE suspended the $1.00 average closing price requirement until June 30, 2009. If we have not regained compliance with the average closing price requirement by June 30, 2009, the six-month compliance period will recommence and we will have the remaining balance of such period within which time we must regain compliance in order to remain listed.

        On December 9, 2008, we submitted a plan to the NYSE to address our compliance with the NYSE's minimum market capitalization and stockholders' equity listing criteria, which included a restructuring plan with respect to our outstanding notes and the PIERS. On January 22, 2009, the NYSE accepted our plan; however, the NYSE may delist our common stock in the future if we do not satisfy the NYSE's minimum listing criteria, including maintaining a minimum market capitalization of

$15,000,000 over a thirty consecutive trading day period through June 30, 2009 and, thereafter, a minimum market capitalization of $25,000,000 over a thirty consecutive trading day period. Failure to be listed on the NYSE does not constitute a default under any of our debt instruments. We believe that a successful restructuring will enable us to fully comply with the NYSE's minimum listing requirements. See "Risk Factors."

  Early Adoption of EITF Topic D-98

        We elected to early adopt Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," as amended at the March 12, 2008 meeting of the EITF during the fourth quarter of 2007. As a result of this change, we reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as "mezzanine equity," which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value. In the future, as a result of the adoption of SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" on January 1, 2009, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting decrease to cash. The adoption of Topic D-98 did not affect our statement of operations or statement of cash flows. Comparative financial statements of prior years have been adjusted to apply this new method retrospectively. See Note 1(w) to Notes to Consolidated Financial Statements.

  Acquisition of Minority Interests

        On July 31, 2007, we acquired the minority interests in Six Flags Discovery Kingdom that were held by our partner, the City of Vallejo, California, for a cash purchase price of approximately $52.8 million. See Note 2 to Notes to Consolidated Financial Statements.

        On June 18, 2007, we acquired a 40% interest in a venture that owns dick clark productions, inc. ("DCP") for a net investment of approximately $39.7 million. In 2008, we leveraged the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, to provide additional product offerings in our parks. In addition, we believe that our investment in DCP provides us additional sponsorship and promotional opportunities. Red Zone Capital Partners II, L.P. ("Red Zone"), a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of our Board of Directors, is the majority owner of the parent of DCP. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately 39.2%.

  International Licensing

        In March 2008, we entered into an agreement with Tatweer Dubai LLC, a member of Dubai Holding ("Tatweer"), to create a Six Flags-branded theme park in Dubai, United Arab Emirates. Pursuant to the agreement, we are providing design and development services for the creation of the park, which will be operated and managed by Tatweer or its affiliate. We also granted Tatweer the exclusive right to use our brand in certain countries for certain time periods including the United Arab Emirates. As consideration for our services and the exclusivity rights granted in the agreement, we will receive license and other fees over the design and development period plus an ongoing royalty fee once the park opens.

        In December 2008, we entered into an agreement with Oryx Holdings, a Qatari based diversified group ("Oryx"), to provide concept development and planning services to Oryx for the creation of a Six Flags-branded location within Qatar Entertainment City, the mixed-use development in Doha, Qatar.

Under the agreement, once this initial phase is finalized, we will collaborate with Oryx on the detailed design, development, construction and management of the branded location.

  Stockholder Rights Plan

        In December 2008, our Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of our common stock. The distribution was paid on December 17, 2008 to stockholders of record as of the close of business on December 17, 2008. Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of our preferred stock, designated as Series A Junior Preferred Stock, at a price of $1.25 per 1/1000 of a share subject to adjustment (the "Exercise Price"). If any person or group becomes the beneficial owner of 15% or more of our common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of our common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price. The description and terms of the Rights are set forth in a rights agreement between us and The Bank of New York Mellon, as rights agent.

  Debt Refinancing

        On June 16, 2008, we completed a private debt exchange in which we issued $400.0 million of 12 1/4% Senior Notes due 2016 ("New Notes") of Six Flags Operations Inc., a direct wholly owned subsidiary of Holdings, in exchange for (i) $149.2 million of our 8 7/8% Senior Notes due 2010 ("2010s"), (ii) $231.6 million of our 9 3/4% Senior Notes due 2013 ("2013s") and (iii) $149.9 million of our 9 5/8% Senior Notes due 2014 ("2014s"). The benefits of this transaction included reducing debt principal by approximately $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense. The transaction resulted in a net gain on extinguishment of debt of $107.7 million related to the 2013s and 2014s (net of $3.3 million of transaction costs related to the 2010s that were charged to expense immediately as the exchange of the 2010s was not deemed to be a substantial modification under the guidance of EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments"). We also recorded a $14.1 million premium on the New Notes representing the difference between the carrying amount of the 2010s and the carrying amount of the New Notes on the exchange as this portion of the exchange was not deemed a substantial modification. This premium will be amortized as an offset to interest expense over the life of the New Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources."

        In May 2007, we entered into the Credit Facility, which provides for (i) an $850 million term loan maturing in April 2015, (ii) revolving credit facilities totaling $275 million, expiring in March 2013, and (iii) an uncommitted optional term loan tranche of up to $300 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources."

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

  Park Sales

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of our subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash and a note receivable for $37 million (the "PARC Note"). Pursuant to the purchase agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the Sale Parks of up to $10 million (the "PARC Guarantee"), decreasing by a minimum of one million dollars annually. The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; the Frontier City theme park and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA.

        We recorded a non-cash impairment charge against assets held for sale in connection with this transaction in our consolidated financial statements for the year ended December 31, 2006 in the amount of $84.5 million. The net proceeds from the sale were used to repay indebtedness, fund capital expenditures and acquire the minority interests in Six Flags Discovery Kingdom and DCP, as described above.

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

        We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $4.0 million at December 31, 2008, which reflects part of our claim for business interruption and the destroyed assets. The receivable is net of $34.7 million in payments received from our insurance carriers. Since December 31, 2008, we received $1.6 million in additional payments from our insurance carriers. We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks. Our receivable, net of 2009 cash receipts, totals $2.4 million, which we, at a minimum, expect to recover from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of wind losses and business interruption claims. We do not intend to operate a theme park on the site that was damaged by Hurricane Katrina. Pursuant to our lease of the property from the City of New Orleans, we are obligated to re-invest in the site to the extent of insurance proceeds received for property damages. However, in such event, we would have the use of such re-investment assets as well as all other leased property for the term of the lease. We are in discussions with the City of New Orleans with regard to cancellation of the lease.

Description of Parks

        The following chart summarizes key business information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/Location/Approximate Distance
Six Flags America Largo, MD	523 acres—combination theme and water park and approximately 300 acres of developable land	Washington, D.C. (9) and Baltimore (24)	7.0 million – 50 miles 11.7 million – 100 miles	Kings Dominion/Doswell, VA (near Richmond)/120 miles Hershey Park/Hershey, PA/125 miles Busch Gardens/Williamsburg, VA/175 miles
Six Flags Discovery Kingdom Vallejo, CA	138 acres—theme park plus marine and land animal exhibits	San Francisco/Oakland (6) and Sacramento (20)	5.5 million – 50 miles 10.2 million – 100 miles
Aquarium of the Bay at Pier 39/San Francisco, CA/30 miles
Academy of Science Center/San Francisco, CA/30 miles
California Great America/Santa Clara, CA/60 miles
Gilroy Gardens/Gilroy, CA/100 miles
Outer Bay at Monterey Bay Aquarium/ Monterey, CA/130 miles
Six Flags Fiesta Texas San Antonio, TX	224 acres—combination theme and water park	San Antonio (37)	2.1 million – 50 miles 3.7 million – 100 miles	Sea World of Texas/San Antonio, TX Schlitterbahn/New Braunfels, TX/33 miles
Six Flags Great Adventure/ Six Flags Hurricane Harbor/ Six Flags Wild Safari Jackson, NJ	2,200 acres—separately gated theme park, water park and drive-through safari and approximately 700 acres of developable land	New York City (1) and Philadelphia (4)	13.7 million – 50 miles 27.2 million – 100 miles	Hershey Park/Hershey, PA/150 miles Dorney Park/Allentown, PA/75 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 20 acres of developable land	Chicago (3) and Milwaukee (35)	8.5 million – 50 miles 13.1 million – 100 miles	Kings Island/Cincinnati, OH/350 miles Cedar Point/Sandusky, OH/340 miles Wisconsin Dells Area (several water parks)/170 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/Location/Approximate Distance
Six Flags Kentucky Kingdom Louisville, KY	58 acres—combination theme and water park	Louisville (50) and Lexington (63)	1.4 million – 50 miles 4.6 million – 100 miles	Kings Island/Cincinnati, OH/130 miles Holiday World/Santa Claus, IN/75 miles
Six Flags Magic Mountain/ Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park	Los Angeles (2)	10.6 million – 50 miles 17.8 million – 100 miles

Disneyland Resort/Anaheim, CA/60 miles
Universal Studios Hollywood/Universal City, CA/20 miles
Knott's Berry Farm/Buena Park, CA/50 miles
Sea World of California/San Diego, CA/150 miles
Legoland/ Carlsbad, CA/130 miles
Soak City USA/Buena Park, CA/50 miles
Raging Waters/San Dimas, CA/50 miles
Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	30.0 million – 50 miles 42.0 million – 100 miles	Mexico City Zoo Chapultapec/Mexico City, Mexico
Six Flags New England Agawam, MA	284 acres—combination theme and water park	Springfield (111) Providence (52) Hartford/New Haven (30) Boston (7)	3.1 million – 50 miles 15.2 million – 100 miles	Lake Compounce/Bristol, CT/50 miles
Six Flags Over Georgia Austell, GA/ Six Flags Whitewater Marietta, GA	359 acres—separately gated theme park and water park on 290 acres and 69 acres, respectively	Atlanta (8)	4.2 million – 50 miles 7.0 million – 100 miles
Georgia Aquarium/Atlanta, GA/20 miles
Carowinds/Charlotte, NC/250 miles
Alabama Adventure/Birmingham, AL/160 miles
Dollywood and Splash Country/Pigeon Forge, TN/200 miles
Wild Adventures/Valdosta, GA/240 miles
Sun Valley Beach/Powder Springs, GA/15 miles
Atlanta Beach/Jonesboro, GA/40 miles
Lake Lanier Islands Resort/Lake Lanier Islands, GA/45 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/Location/Approximate Distance
Six Flags Over Texas/ Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.5 million – 50 miles 7.1 million – 100 miles	Sea World of Texas/San Antonio, TX/285 miles NRH2O Waterpark/Richland Hills, TX/13 miles The Great Wolf Lodge/Grapevine, TX/17 miles Hawaiian Falls Waterpark/Mansfield, TX/16 miles
Six Flags St. Louis Eureka, MO	497 acres—combination theme and water park and approximately 240 acres of developable land	St. Louis (21)	2.6 million – 50 miles 3.8 million – 100 miles	Kings Island/Cincinnati, OH/350 miles Worlds of Fun/Kansas City, MO/250 miles Cedar Point/Sandusky, OH/515 miles Silver Dollar City/Branson, MO/250 miles
La Ronde Montreal, Canada	Theme park on 146 acres	N/A	4.3 million – 50 miles 5.8 million – 100 miles	Quebec City Waterpark/Quebec City, Canada/130 miles Canada's Wonderland/370 miles
The Great Escape and Splashwater Kingdom/ Six Flags Great Escape Lodge & Indoor Waterpark Lake George, NY	351 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (57)	1.1 million – 50 miles 3.1 million – 100 miles	Darien Lake/Darien Center, NY/311 miles

*
Based on a 2008 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks"). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $60.7 million in 2009 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2009 approximately $20.0 million based on our present ownership of approximately 26% of the Georgia Limited Partner and approximately 38% of the Texas Limited Partner at December 31, 2008), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the "Specified Prices"). As of December 31, 2008, we owned approximately 26% and 38% of the Georgia Limited Partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 74% and 62% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $414.4 million at December 31, 2008. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2009 would result in an aggregate payment by us of approximately $335.2 million, representing 59% and 50% of the units of the Georgia Limited Partner and the Texas Limited Partner, respectively.

        In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $15.2 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Partnership Park Obligations" and Note 13 to Notes to Consolidated Financial Statements.

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

        Group sales represented approximately 29% of aggregate attendance in the 2008 season at our parks. Each park has a group sales director and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.

        Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2008 season, season pass attendance constituted approximately 28% of the total attendance at our parks.

        We offer discounts on season pass and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations.

        We also implement promotional programs as a means of targeting specific market segments and geographic locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through online promotions, direct mail, telemarketing, direct response media, sponsorship marketing and targeted multi-media programs. The special promotional offers are usually for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket.

Licenses

        We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to basic license fees ($3.0 million for Warner Bros. and $0.3 million for Hannah-Barbera and other licenses in 2008), we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. The royalty fee is generally equal to 12% of the final landed cost to Six Flags of the merchandise. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

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

Park Operations

        We currently operate in geographically diverse markets in North America. Each park is managed by a park president who reports to a regional vice president or senior vice president in our Park Strategy and Management Group. The park president is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

        Each park president also directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance, in-park food, beverage, merchandising and games, marketing and promotion, sponsorships, human resources and finance. Finance directors at our parks report to the Senior Vice President, Finance and Chief Accounting Officer, and with their support staff provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenues and free cash flow.

        Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open during weekends prior to and following their daily seasons, often in conjunction with themed events (such as Fright Fest® and Holiday in the Park®). Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

        See Note 14 to Notes to Consolidated Financial Statements for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements

        We regularly make capital investments for new rides and attractions at our parks. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. For example, our new capital additions for 2009 include, among others, (i) the launch of a new attraction program featuring a new coaster themed after the Batman movie "The Dark Knight"™ at Six Flags Mexico and a new wooden roller coaster themed after the Terminator Salvation™ movie at Six Flags Magic Mountain, (ii) the addition of a Wiggles World at Six Flags Fiesta Texas, (iii) substantially upgrading and relaunching the Superman Ride of Steel coaster at Six Flags New England and the floorless Medusa coaster at Six Flags Great Adventure and (iv) adding our exciting "Glow in the Park" closing parade at two additional parks.

        In addition, we generally make capital investments in the food, retail, games and other in-park areas to increase per capita guest spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family oriented entertainment experience. In 2007, we began a multi-year initiative to improve our information technology infrastructure, which will enhance our operational efficiencies. Capital expenditures are planned on an annual basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

Maintenance and Inspection

        Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 819 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

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

Competition

        Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Risk Factors". Within each park's regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.

Seasonality

        Our operations are highly seasonal, with approximately 80% of park attendance and revenues occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

Environmental and Other Regulations

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

Employees

        At March 1, 2009, we employed approximately 2,040 full-time employees, and we employed approximately 28,500 seasonal employees during the 2008 operating season. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

        Approximately 16.2% of our full-time and approximately 13.0% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2012 (Six Flags Over Texas, Six Flags St. Louis and one union at Six Flags Great Adventure), December 2011 (Six Flags Magic Mountain and the other union at Six Flags Great Adventure) and December 2010 (Six Flags Over Georgia). The labor agreements for La Ronde expire in various years ranging from December 2010 through December 2012. Other than a strike at La Ronde involving five employees which was settled in January 2004, and recognitional picketing at Six Flags New England in February 2005 by 11 employees, we have not experienced any strikes or work stoppages by our employees. We consider our employee relations to be good.

Available Information

        Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at www.sixflags.com. References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Annual Report on Form 10-K. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission. Copies are also available, without charge, by sending a written request to Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attn: Secretary.

        Our website, www.sixflags.com, also includes items related to corporate governance matters including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Principles, our Code of Business Conduct and our Code of Ethics for Senior Financial Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attn: Secretary.

        On June 13, 2008, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards. The certifications of our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K.

Executive Officers

Name	Age as of March 1, 2009	Position
Mark Shapiro	(39)	President, Chief Executive Officer and a director since December 2005; from September 2002 through October 2005, he served as the Executive Vice President, Programming and Production of ESPN, Inc. ("ESPN"); he served as Senior Vice President and General Manager, Programming at ESPN from July 2001 to September 2002; prior to July 2001, he was Vice President and General Manager of ESPN Classic and ESPN Original Entertainment. Mr. Shapiro is also a board member and compensation committee member for Live Nation, Inc. (NYSE: LYV)
Jeffrey R. Speed	(46)
		Executive Vice President, Chief Financial Officer since April 2006; prior to that, he served as Senior Vice President and Chief Financial Officer of Euro Disney S.A.S. since 2003; from 1999 to 2003, he served as Vice President Corporate Finance and Assistant Treasurer for The Walt Disney Company. Mr. Speed is also a board member and audit committee member for World Wrestling Entertainment, Inc. (NYSE: WWE)
Michael Antinoro	(44)
		Executive Vice President, Entertainment and Marketing since December 2005; prior to that, he served as Executive Producer of ESPN Original Entertainment from January 2003 to November 2005; prior to that position he served as Senior Coordinating Producer of ESPN Original Entertainment from February 2001 to December 2002; prior to that, he was Senior Vice President of HoopsTV.com.

Name	Age as of March 1, 2009	Position
Kyle Bradshaw	(45)	Senior Vice President, Finance and Chief Accounting Officer since September 2006; prior to that, he had served as Vice President and Chief Accounting Officer of Euro Disney S.A.S. since 2003; prior to that, he served as Vice President Corporate Controllership for The Walt Disney Company since 2000.
James M. Coughlin	(57)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.
Walter S. Hawrylak	(61)
		Senior Vice President of Administration since June 2002; Secretary since June 2001; Vice President of Administration since June 2000; prior to that he served as our Director of Administration since September 1999; served as Executive Vice President and Chief Financial Officer of Entercitement from May 1997 to September 1999.
Mark Quenzel	(52)
		Executive Vice President, Park Strategy and Management since December 2005; prior to that, he served as Senior Vice President, Programming and Production at ESPN from 1999 to 2005; prior to that he served in various capacities at ESPN since 1991.
Andrew M. Schleimer	(31)
		Executive Vice President, Strategic Development & In-Park Services since February 2008; Executive Vice President, In-Park Services since January 2006; prior to that, he served in various capacities at UBS Securities LLC from June 2000 through January 2006, most recently as a Director in the mergers and acquisitions group.

        Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of our stockholders to be held in June 2009. We have entered into employment agreements with each of the above executive officers.

ITEM 1A.    RISK FACTORS

        Set forth below are the principal risks that we believe are material to our business and should be considered by our security holders. We operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see "Cautionary Note Regarding Forward-Looking Statements."

         WE HAVE A HISTORY OF NET LOSSES, AN ACCUMULATED STOCKHOLDERS' DEFICIT AND PENDING OBLIGATIONS FOR WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT LIQUIDITY. ACCORDINGLY, WE HAVE STATED IN OUR FINANCIAL STATEMENTS INCLUDED HEREIN THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS A SUCCESSFUL RESTRUCTURING OCCURS.

        We have had a history of net losses. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We also have an accumulated stockholders' deficit of $443.8 million at December 31, 2008. Additionally, our Preferred Income Equity Redeemable Shares ("PIERS") are required to be redeemed in August 2009, at which time we will be required to redeem all of the PIERS for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date). Given the current negative conditions in the economy generally and the credit markets in particular, there is substantial uncertainty that we will be able to effect a refinancing of our debt on or prior to maturity or the PIERS prior to their mandatory redemption date on August 15, 2009.

        Our auditors, KPMG LLP, have also included an explanatory paragraph in their opinion on our consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. See page F-4.

        If we are unable to refinance or restructure the PIERS at or prior to the mandatory redemption date, such failure would constitute a default under our Credit Facility, which would permit the lenders to accelerate the obligations thereunder. If the lenders were to accelerate the amounts due under the Credit Facility, a cross-default would also be triggered under our public debt indentures, which would likely result in most or all of our long-term debt becoming due and payable. In that event, we would be unable to fund these obligations. Such a circumstance could have a material adverse effect on our operations and the interests of our creditors and stockholders. Accordingly, we have stated in our financial statements included herein that there is substantial doubt about our ability to continue as a going concern unless a successful restructuring occurs.

        We are exploring a number of alternatives for the refinancing of our indebtedness and the PIERS, including a restructuring either in or out-of-court. We believe the consummation of a successful restructuring is critical to our continued viability. Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including the agreement of our PIERS holders, creditors and other parties, and may limit our ability to utilize our net operating loss carry forwards if there is an ownership change, which is likely. We can make no assurances that any restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe that any restructuring would be highly dilutive to our existing equity holders and certain debt holders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

        We may be compelled to seek an in-court solution in the form of a pre-packaged or pre-arranged filing under Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., as amended ("Chapter 11") if we are unable to successfully negotiate a timely out-of-court restructuring agreement with our PIERS holders, common stockholders and creditors. Such a court filing would likely occur prior to the maturity of the PIERS or well in advance of such date, if we were to conclude at such time that an out-of-court solution is not feasible or advantageous.

         A LONG AND PROTRACTED CHAPTER 11 PROCEEDING COULD DISRUPT OUR BUSINESS AND DIVERT THE ATTENTION OF OUR MANAGEMENT FROM OPERATION OF OUR BUSINESS AND IMPLEMENTATION OF OUR BUSINESS PLAN.

        While we expect to focus our efforts on a timely and efficient restructuring, either in the form of a timely out-of-court settlement with key creditors and certain other investors or a "pre-packaged" or "pre-arranged" Chapter 11 filing, in which we seek a quick resolution by having secured the agreement of key creditors in advance, a long and protracted Chapter 11 proceeding could still occur and could disrupt our business and divert the attention of our management from operation of our business and implementation of our business plan.

        A pre-packaged or pre-arranged plan is usually designed to avoid material adverse impacts on business operations. Under a pre-packaged or pre-arranged plan, we would expect to meet substantially all, if not all, of our obligations to our licensors, vendors, suppliers, guests, sponsors and employees, and treat these parties essentially as though we had not filed. As with any judicial proceeding, there are risks of delay with the confirmation of the plan and there are risks of objections from certain stakeholders, including any lenders that vote to reject the plan, that could further delay the process and potentially cause a pre-packaged or pre-arranged plan to be rejected by the court. Any material delay in the confirmation of a Chapter 11 proceeding would not only add substantial expense and uncertainty to the process, but could adversely affect our operations during this period.

        If a pre-packaged or pre-arranged plan is unsuccessful, we would likely become subject to a "free fall" Chapter 11 proceeding, which could become a lengthy, costly and highly disruptive proceeding, and have a more pronounced adverse effect on our business than a filing made pursuant to a pre-packaged or pre-arranged plan. A "free fall" proceeding would likely involve contested issues with our multiple creditors, including our lessors, parties to supply contracts, parties to all of our license agreements and the numerous other contractual arrangements to which we are a party. Moreover, in such a proceeding, we do not believe that we would be able to obtain a replacement credit facility having terms as favorable as our current Credit Facility if we were required to obtain a replacement facility. A Chapter 11 filing that is not pre-packaged or pre-arranged could also cause critical members of our senior management team to pursue other opportunities following the expiration of their employment agreements with us. Most of our current employment agreements expire in late 2009 and early 2010 and new management agreements will likely be contingent upon the successful consummation of a restructuring plan. Moreover, a time consuming and disruptive Chapter 11 proceeding could have a negative impact on our cash flows due to a likely reduction in trade credit terms and increase the possibility of a decrease in customer attendance, including daily attendees to our parks and purchasers of advance and group tickets and season passes, all of whom could be concerned regarding our viability.

         A CHAPTER 11 FILING COULD HAVE OTHER ADVERSE CONSEQUENCES, EVEN IF PRE-PACKAGED OR PRE-ARRANGED.

        Any Chapter 11 filing, even in connection with a pre-packaged or pre-arranged plan, may have adverse effects on our business and operations. A Chapter 11 filing could create uncertainties about the future of our business, which could cause (i) suppliers to attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from shipping goods, (ii) employees to become distracted from performance of their duties or more easily attracted to other career opportunities, (iii) a reduction in sponsorship and international development revenues, and (iv) our guests to consider spending their discretionary dollars on other entertainment alternatives during the current economic crisis. There is also a risk that the threat or commencement of a Chapter 11 proceeding, in light of the deterioration in the U.S. economy, could cause investors in the Partnership Parks to "put" certain of their investments to us for repayment pursuant to the Partnership Parks agreements. Depending upon the extent of these puts, there is a risk that we could ultimately be required to forfeit the Partnership Parks to Time Warner, which has guaranteed our put obligations under the Partnership Parks agreements if we fail to meet such obligations. Additionally, even if it is not required to fund any puts, Time Warner could acquire our interests in the Partnership Parks if we otherwise default under our arrangements with them. Also, pursuant to our interest rate swap arrangements, a Chapter 11 filing could result in the acceleration of our payments thereunder, which depending upon then existing interest rates could result in a substantial payment to the counterparty. Some of these concerns and effects typically become more acute when a Chapter 11 proceeding continues for a protracted period without indication of how or when the proceeding may be completed.

        In addition, if we file a pre-packaged or pre-arranged plan or a "free fall" Chapter 11 proceeding is commenced, there is a risk that our counterparties may object to our assumption of executory contracts (including our important licenses and intellectual property), and if those counterparties succeed, we would lose the benefits of these agreements. We believe that many of these contracts including, without limitation, our license agreements for the Warner Bros., DC Comics, Hanna-Barbara, The Wiggles and Thomas the Tank Engine and Friends characters, as well as our sponsorship agreements, are important to the operation of our parks and the customer experience at those parks, and that our international development agreements are important to the future growth and development of our brand.

         OUR HIGH LEVEL OF INDEBTEDNESS AND OTHER MONETARY OBLIGATIONS REQUIRE THAT A SIGNIFICANT PART OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND THESE OTHER OBLIGATIONS.

        We have a high level of debt. Our total indebtedness, as of December 31, 2008, was approximately $2.37 billion, plus approximately $302 million of PIERS including dividends in arrears. Based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate swaps we entered into in February 2008, and the debt exchange we effected in June 2008, annual cash interest payments for 2009 on (i) non-revolving credit debt outstanding at December 31, 2008 and (ii) anticipated levels of working capital revolving borrowings for the year will aggregate approximately $175 million net of cash interest expected to be received. In addition, the annual dividend requirements on our outstanding PIERS total approximately $20.8 million (we also have $20.8 million of dividends in arrears related to the decision of our Board of Directors not to declare and pay the second, third and fourth quarter dividends in 2008 and the first quarter dividend in 2009). See the contractual obligations chart on page 45. We are required to redeem for cash on August 15, 2009 all of our outstanding PIERS at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Commitments and Resources."

        In addition to making interest payments on debt and our obligations under the PIERS, we must satisfy the following obligations with respect to the Partnership Parks:

  •
  We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $60.7 million in 2009 (of which we will receive approximately $20.0 million in 2009 as a result of our ownership interest in the parks) with similar amounts (adjusted for changes in cost of living) payable in future years.

  •
  We must spend a minimum of approximately 6% of each park's annual revenues over specified periods for capital expenditures.

  •
  Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which number accumulates to the extent units are not tendered. Since only an immaterial number of units have been tendered in the annual offerings to purchase, the maximum number of units that we could be required to purchase in 2009 would result in an aggregate payment by us of approximately $335.2 million. The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

        We expect to use cash flow from the operations at the Partnership Parks to satisfy our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $37.9 million of aggregate net cash provided by operating activities after capital expenditures during 2008 (net of advances from the general partner). The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

        Although we are contractually committed to make approximately CAD$13.4 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2009 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $90.3 million on capital expenditures for all of our continuing operations in the 2008 calendar year (net of property insurance recoveries) and we plan on spending approximately $100 million on capital expenditures in 2009.

        Our high level of debt, stockholders' deficit and other obligations could have important negative consequences to us and investors in our securities. These include the following:

  •
  We may not be able to satisfy all of our obligations, including, but not limited to, our obligations under the instruments governing our outstanding debt, which would cause a cross-default or cross-acceleration on most of our other debt.

  •
  We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, Partnership Park obligations, refinancings or other purposes.

  •
  We will have to use a significant part of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

  •
  Adverse economic or industry conditions may have more of a negative impact on us.

        We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. Because a large portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by attendance levels, in-park spending and sponsorship and licensing activity. A lower amount of cash generated from our parks or higher expenses than expected, when coupled with our significant debt obligations, could adversely affect our ability to fund our operations.

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

  •
  making investments.

        Further, under the Credit Facility, our principal direct wholly-owned subsidiary, Six Flags Operations, Inc., and its subsidiaries are required to comply in certain circumstances with a senior secured leverage ratio and a leverage ratio.

        Although we are currently in compliance with all of these financial covenants and restrictions, events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting these financial ratios. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

        If we breach any of the covenants contained in the Credit Facility or the indentures governing our outstanding notes, the principal of and accrued interest on the applicable debt could become immediately due and payable. In addition, that default could constitute a cross-default under the instruments governing all of our other indebtedness. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and the debt become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a material adverse effect on our operations and the interests of our creditors and stockholders.

        We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us. We also cannot predict the types or severity of covenants that could accompany any new financing or restructuring of our existing obligations.

         THE GLOBAL FINANCIAL CRISIS AND RECESSION MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

        The global financial crisis and recession may have an adverse impact on our business and our financial condition. The current negative economic conditions affect our guests' levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, a continued economic slowdown or further deterioration in the economy, could adversely affect the frequency with which our guests choose to visit our theme parks and the amount that our guests spend on our products when they visit. This could lead to a decrease in our revenues, operating income and cash flows.

        Additionally, the global financial crisis and recession could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, payment of claims by our insurance carriers and/or the funding of our line of credit by the participating lenders in the Credit Facility.

        While we believe that we have sufficient liquidity to operate until the mandatory redemption of the PIERS in August 2009, a significant decrease in revenues and cash flows due to the impact of our financial condition and the overall economy could result in us having an unanticipated cash shortfall, which could compel us to file under Chapter 11 before we have completed our efforts to obtain an out-of-court restructuring or a pre-packaged or pre-arranged plan under Chapter 11. Such a circumstance would likely cause a free fall Chapter 11 proceeding, which could have a material adverse effect on our business. See the above risk factor regarding the potential impact of a long and protracted Chapter 11 proceeding.

         CHANGES IN OUR CREDIT RATINGS MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND NEGATIVELY IMPACT OUR ABILITY TO REFINANCE OUR REMAINING DEBT.

        Credit rating agencies continually review their ratings for the companies they follow, including us. In September 2008, Moody's Investors Service downgraded (i) our corporate family rating to "Caa2" from "Caa1," (ii) our probability of default to "Caa2" from "Caa1" and (iii) the debt rating of the Credit Facility to "B2" from "B1." In June 2008, Standard & Poor's Ratings Service reassigned our (i) corporate credit rating to "CCC+" and (ii) the debt rating of the Credit Facility to "B." Both rating agencies have placed our ratings on "negative outlook." A further negative change in our ratings or the perception that such a change could occur, which would be likely if we were to enter into a Chapter 11 proceeding, may further adversely affect the market price of our securities, including our common stock and public debt.

         VARIOUS FACTORS—LOCAL CONDITIONS, EVENTS, NATURAL DISASTERS, DISTURBANCES AND TERRORIST ACTIVITIES—CAN ADVERSELY IMPACT PARK ATTENDANCE.

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

        Our business and financial results were adversely impacted by the terrorist activities occurring in the United States on September 11, 2001. Terrorist alerts and threats of future terrorist activities may adversely affect attendance at our parks. We cannot predict what effect any further terrorist activities that may occur in the future may have on our business and results of operations.

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

        We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents occurring at our domestic parks after November 15, 2003, our self-insured retention is $2.5 million per occurrence. For incidents at those parks during the twelve months prior to that date, the retention is $2.0 million per occurrence. For incidents during the twelve months ended November 15, 2002, the retention is $1.0 million per occurrence. For most prior incidents, our policies did not provide for a self-insured retention. The self-insured retention relating to our international parks is nominal with respect to all applicable periods. Our general liability policies cover the cost of punitive damages only in certain jurisdictions in which a claim occurs. Our current insurance policies expire on December 31, 2009. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

         SEASONALITY—OUR OPERATIONS ARE SEASONAL.

        Our operations are seasonal. Approximately 83% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

        Due to the seasonal nature of our business, we are largely dependent upon our revolving facilities totaling $275.0 million to fund off-season expenses. Our ability to borrow under the revolving facilities is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the revolving facilities, we would likely be unable to pay in full our off-season obligations and may be unable to meet our repurchase obligations (if any) with respect to repurchases of partnership units in the Partnership Parks. The working capital revolving credit facility expires in March 2013. In October 2008, we borrowed $244.2 million under the revolving facility portion of the Credit Facility to ensure the availability of liquidity to fund our off-season expenditures given difficulties in the global credit markets. At December 31, 2008, we had $210.3 million in unrestricted cash and $1.5 million available (after reduction for outstanding letters of credit of approximately $29.4 million) on our $275 million revolving credit facility.

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

        With more than 2,000 full-time employees, our results of operations are also substantially affected by costs of retirement and medical benefits. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs (including our decision in February 2006 to "freeze" our pension plan, effective March 31, 2006, and certain revisions to our employee health and welfare benefits), there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure, including as a result of any new legislation, could reduce the profitability of our businesses.

         HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF MOST OF OUR SUBSIDIARIES IS LIMITED.

        We are a holding company whose primary assets consist of shares of stock or other equity interests in our subsidiaries, and we conduct substantially all of our current operations through our subsidiaries. Almost all of our income is derived from our subsidiaries. Accordingly, we are dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on our indebtedness. We had $210.3 million of cash and cash equivalents on a consolidated basis at December 31, 2008, of which $4.4 million was held at the holding company level.

        Other than our holdings in the Partnership Parks, all of our current operations are conducted by subsidiaries of Six Flags Operations, Inc., our principal direct wholly-owned subsidiary. We may, in the future, transfer other assets to Six Flags Operations, Inc. or other entities owned by us. The Credit Facility and the indenture governing Six Flags Operations, Inc.'s senior notes due 2016 limit the ability of Six Flags Operations, Inc. to pay dividends or make other distributions to us. Six Flags Operations, Inc. may not make cash distributions to us unless it is in compliance with the covenants set forth in the Credit Agreement and the indenture governing its senior notes due 2016 and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations, Inc. is permitted to make dividends to us in certain circumstances from cash generated by certain asset dispositions and the incurrence of certain indebtedness in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes and, in certain circumstances, the PIERS. Similarly, if it is in compliance, Six Flags Operations, Inc. may make additional cash distributions to us generally limited to an amount equal to the sum of:

  •
  cash interest payments on the public debt issued by Holdings;

  •
  payments we are required to make under our agreements with our partners in the Partnership Parks; and

  •
  cash dividends on our preferred stock.

         SHARES ELIGIBLE FOR FUTURE SALE—THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO POSSIBLE SALES OF SHARES AND THE ISSUANCE OF SHARES OF COMMON STOCK IN ANY RESTRUCTURING OR CHAPTER 11 FILING.

        As of March 1, 2009, there were approximately 97.8 million shares of our common stock outstanding, all of which are transferable without restriction or further registration under the Securities Act of 1933, as amended, except for any shares held by our affiliates. At that date, we also had outstanding options held by management and directors to purchase approximately 6.7 million shares and under our current option plans we may issue options to purchase an additional 3.7 million shares.

        In addition, the PIERS are convertible at the option of the holders into 13.8 million shares of common stock, and our convertible notes are convertible into 44.1 million shares, although we can elect to deliver cash to satisfy note conversions. Due to the market value of our common stock at December 31, 2008, we do not anticipate conversions of the PIERS or convertible notes under their existing terms. In addition, we expect that we will be required to issue a significant amount of additional common stock in any restructuring or Chapter 11 proceeding we pursue which would likely have a significantly dilutive impact on, or result in the elimination of, our existing shares of common stock. The sale or issuance or expectation of sales or issuances of a large number of shares of common stock or securities convertible into common stock in the public market might negatively affect the market price of our common stock.

        The price of our common stock could also be adversely affected by our decision to make a Chapter 11 filing or the expectation of a filing, due to the potential negative impacts of a filing as well as the potential dilutive impact on, or elimination of, existing shares of common stock.

         ANTI-TAKEOVER PROVISIONS—ANTI-TAKEOVER PROVISIONS IN OUR CORPORATE DOCUMENTS AND THE LAW OF THE STATE OF DELAWARE AS WELL AS CHANGE OF CONTROL PROVISIONS IN CERTAIN OF OUR DEBT AND OTHER AGREEMENTS COULD DELAY OR PREVENT A CHANGE OF CONTROL, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO STOCKHOLDERS OR HAVE A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS.

        Certain provisions in our Restated Certificate of Incorporation and in our debt instruments and those of our subsidiaries may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

        Our Restated Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. The authorization of preferred shares empowers our board of directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. If issued, the preferred stock could also dilute the holders of our common stock and could be used to discourage, delay or prevent a change of control of us.

        So long as our common stock is listed on a national securities exchange or held of record by more than 2,000 holders, we are also subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances. Furthermore, upon a change of control, the holders of substantially all of our outstanding indebtedness are entitled at their option to be repaid in cash. These provisions may have the effect of delaying or preventing a change of control. All of these factors could materially adversely affect the price of our common stock.

        On December 2, 2008, our board of directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of our common stock. The distribution was paid on December 17, 2008 to stockholders of record as of the close of business on December 17, 2008. Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of preferred stock at a price of $1.25 per 1/1000 of a share subject to adjustment (the "Exercise Price"). If any person or group becomes the beneficial owner of 15% or more of our common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of our common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price. The description and terms of the Rights are set forth in a rights agreement between us and The Bank of New York Mellon, as rights agent.

        In addition, our Credit Agreement, the indentures governing our senior debt and the certificate of designation for the PIERS contain provisions pursuant to which it would be an event of default under our Credit Agreement and we would be required to offer to repurchase the debt and the PIERS if any "person" becomes the beneficial owner of more than 35% of our common stock. This could deter certain parties from seeking to acquire us and if any "person" were to become the beneficial owner of more than 35% of our common stock, we would not be able to repay or repurchase such indebtedness and PIERS.

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

         OUR SHARES MAY BE DE-LISTED FROM THE NEW YORK STOCK EXCHANGE.

        On October 6, 2008, we were notified by the New York Stock Exchange (the "NYSE") that the we are not in compliance with the NYSE's continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock has been less than $1.00 for thirty consecutive trading days. On October 27, 2008, we were notified by the NYSE that we are not in compliance with the NYSE's continued listing criteria under Section 802.01B of the NYSE Listed Company Manual because our average market capitalization has been less than $75 million for thirty consecutive trading days and, at the same time, our stockholders' equity had been less than $75 million. We are required to remedy each of these matters in a timely manner as set forth in the applicable NYSE rules in order to maintain our listing on the NYSE, and, if we are unable to do so, we may be delisted by the NYSE.

        We have a six-month compliance period from the date of notification of our noncompliance to bring our share price and average share price back above $1.00. On February 26, 2009, the NYSE suspended the $1.00 average closing price requirement until June 30, 2009. If we have not regained compliance with the average closing price requirement by June 30, 2009, the six-month compliance period will recommence and we will have the remaining balance of such period within which time we must regain compliance in order to remain listed. On December 9, 2008, we submitted a plan to the NYSE to address our compliance with the NYSE's minimum market capitalization and stockholders' equity listing criteria. On January 22, 2009, the NYSE accepted our plan, however, the NYSE may delist our common stock in the future if we do not satisfy the NYSE's minimum listing criteria, including maintaining a minimum market capitalization of $15,000,000 through June 30, 2009, and $25,000,000 thereafter.

        If delisting occurs, it could be more difficult to buy or sell our common stock and the price of our common stock could decline. Delisting could also affect our ability to raise capital. If we were delisted from the NYSE, we could seek to move trading of our common stock to the OTC Bulletin Board. This method of trading could significantly impair our ability to raise new capital.

         WE MAY BE REQUIRED TO RECOGNIZE CANCELLATION OF INDEBTEDNESS INCOME AND OUR ABILITY TO UTILIZE OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED IF WE SUCCESSFULLY CONSUMMATE A DEBT RESTRUCTURING.

        We will have cancellation of indebtedness ("COD") income if we consummate a debt restructuring and the value of the common stock issued in exchange for our notes is less than the adjusted issue price of the notes. However, this COD income will be excluded from taxable income if the debt restructuring occurs pursuant to a Chapter 11 plan of reorganization or, if not, to the extent we are insolvent as determined under the Internal Revenue Code of 1986, as amended, immediately before an out-of-court restructuring. If the COD income is excluded from our taxable income, we will be required to reduce our favorable tax attributes, including our net operating loss carryforwards ("NOLs"), by the amount of COD income that is excluded.

        To the extent we are made solvent by a debt restructuring in an out-of-court solution, the COD income would be taxable income, which may be offset with our NOLs for regular tax purposes. However, for alternative minimum tax ("AMT") purposes, only 90% of our taxable income may be offset with NOLs. Therefore, 10% of our AMT income, including any taxable COD income, cannot be offset with NOLs and will be subject to AMT.

        Federal legislation was recently enacted that allows an eligible taxpayer to elect to defer COD income arising from an exchange of stock for debt that occurs in 2009 or 2010. If this election is made, the taxpayer can defer tax on the COD income for five taxable years (in the case of COD income arising in 2009) or four taxable years (in the case of COD income arising in 2010), and then recognize 20% of the COD income in each of the next five taxable years beginning with 2014. If this election is made, the COD income exclusions for a Chapter 11 filing and insolvency would not apply.

        Further, our ability to utilize our NOLs may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we consummate a debt restructuring that results in an ownership change. In such case, an annual limitation will be imposed on the amount of our pre-ownership change NOLs that may be utilized to offset future taxable income. This annual limitation generally will be equal to the value of our stock immediately before the ownership change (or, if the ownership change occurs pursuant to a Chapter 11 reorganization and an election is made, the value of our stock immediately after the ownership change), in either case, subject to certain reductions, multiplied by the "long-term tax-exempt rate" for the month in which the ownership change occurs. This rate (currently, approximately 5.5%) is published monthly by the Internal Revenue Service. Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years.

        The annual limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following an ownership change (up to the total amount of built-in income and gain that existed at the time of the ownership change). Built-in income for this purpose includes the amount by which our tax depreciation expense during this five year period is less than it would be if our assets had a tax basis on the date of the ownership change equal to their fair market value. Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, we expect any NOL limitation to be substantially increased by built-in income for the five years following an ownership change and to result in a carryforward of excess limitation to future periods. Nevertheless, because the value of our outstanding common stock is currently low, any annual limitation resulting from an ownership change will likely be correspondingly low. Even after being increased by built-in income, we expect the cumulative NOL limitation to be substantially less than the current amount of our NOLs. As a result, a significant amount of our NOLs are expected to expire unused as a result of an ownership change. Alternatively, if an ownership change occurs pursuant to a Chapter 11 proceeding and certain requirements are satisfied, no limitation would be imposed on the use of our NOLs following the ownership change. Instead, however, our NOLs would be reduced by interest deducted during the applicable look-back period on notes that are converted into stock in the restructuring.

         SIX FLAGS HAS NOT PAID CASH DIVIDENDS ON ITS COMMON STOCK AND DOES NOT CURRENTLY ANTICIPATE DOING SO IN THE FORESEEABLE FUTURE.

        Six Flags has not paid cash dividends to date on its common stock and does not currently anticipate paying any cash dividends on its common stock in the foreseeable future. The terms of the Credit Facility and our senior debt restrict our ability to pay cash dividends on our common stock and repurchase shares of our common stock.

         A RESTRUCTURING COULD HAVE OTHER ACCOUNTING IMPLICATIONS.

        If we restructure our debt and other obligations in an out-of-court transaction, it could result in book carrying amount of our stockholders' equity exceeding our fair market value of equity. Currently, we have a deficit balance in stockholders' equity, therefore book equity does not exceed the fair market value of equity. Because we have one reporting unit for purposes of assessing impairment under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," if the book carrying amount of stockholders' equity were to exceed fair market value of equity after an out-of-court restructuring, an impairment could be indicated for the single reporting unit and we would be required to determine the implied fair value of our goodwill and compare that value to the goodwill carrying amount. If the carrying amount was greater than the implied fair value, a goodwill impairment charge would be recorded for the difference.

        If we restructure under Chapter 11, the financial statements would be subject to the accounting prescribed by Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." If our existing stockholders end up with less than 50% of our voting shares after we emerge from a Chapter 11 proceeding, we would apply "Fresh-Start Reporting," in which our assets and liabilities would be recorded at their estimated fair value using the principles of purchase accounting contained in Statement of Financial Accounting Standards No. 141R, "Business Combinations," with the difference between our estimated fair value and our identifiable assets and liabilities being recognized as goodwill.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

ITEM 2.    PROPERTIES

        Set forth below is a brief description of our material real estate at March 1, 2009. See also "Business—Description of Parks."

Six Flags America, Largo, Maryland—523 acres (fee ownership)
Six Flags Discovery Kingdom, Vallejo, California—138 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas—224 acres (fee ownership)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson,
New Jersey—2,200 acres (fee ownership)
Six Flags Great America, Gurnee, Illinois—304 acres (fee ownership)

Six Flags Hurricane Harbor, Arlington, Texas—47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California—12 acres (fee ownership)
Six Flags Kentucky Kingdom, Louisville, Kentucky—58 acres (fee ownership and leasehold interest)(1)
Six Flags Magic Mountain, Valencia, California—250 acres (fee ownership)
Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to concession agreement)(2)
Six Flags New England, Agawam, Massachusetts—284 acres (substantially all fee ownership)
Six Flags New Orleans, New Orleans, Louisiana—226 acres (fee ownership and leasehold interest)(3)
Six Flags Over Georgia, Atlanta, Georgia—290 acres (leasehold interest)(4)
Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(4)
Six Flags St. Louis, Eureka, Missouri—497 acres (fee ownership)
Six Flags White Water Atlanta, Marietta, Georgia—69 acres (fee ownership)(5)
La Ronde, Montreal, Canada—146 acres (leasehold interest)(6)
The Great Escape, Lake George, New York—351 acres (fee ownership)

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

        In addition to the foregoing, we lease office space and a limited number of rides and attractions at our parks. See Note 13 to Notes to Consolidated Financial Statements.

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

        In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County, alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and formerly owned parks in California between November 2001 and December 18, 2007. While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense. In March 2009, we are required to pay $254,000 (which is accrued in other expense as of

December 31, 2008) into the settlement fund based on our meeting certain performance criteria in 2008. In March 2010, we may be required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2009.

        On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in "excess of" $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million. The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages. The case was tried before a jury during the two-week period from March 17 to March 28, 2008 and the jury rendered a verdict in our favor, dismissing the claim. The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008. On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District. We will continue to defend ourselves vigorously, as we believe the plaintiffs' claims are without merit.

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

        On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff is seeking damages against us for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to Six Flags Over Georgia on July 3, 2007. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our consolidated financial statements do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

        We are party to various other legal actions arising in the normal course of business. We do not expect to incur any material liability by reason of such actions.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SIX." The following table shows, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE.

	Sales Price
	High	Low
2009
First Quarter (through March 2, 2009)	$0.36	$0.23
2008
Fourth Quarter	$0.80	$0.16
Third Quarter	$1.38	$0.25
Second Quarter	$2.50	$1.13
First Quarter	$2.39	$1.46
2007
Fourth Quarter	$3.68	$1.91
Third Quarter	$6.10	$2.89
Second Quarter	$6.80	$5.81
First Quarter	$6.59	$5.27

        As of March 1, 2009, there were 1,231 holders of record of our common stock, which does not reflect holders who beneficially own common stock held in nominee or street name. We paid no cash dividends on our common stock during the three years ended December 31, 2008. We do not anticipate paying any cash dividends on our common stock during the foreseeable future. The indentures relating to our public debt limit the payment of cash dividends to common stockholders. See Note 6 to Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

        Set forth below is information regarding our equity compensation plans at December 31, 2008:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,884,000	$6.57	3,502,000
Equity compensation plans not approved by security holders	—	—	—

Total	6,884,000	$6.57	3,502,000

        See Note 1(q) to Notes to Consolidated Financial Statements.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Six Flags, Inc., The S&P 500 Index,
The S&P Midcap 400 Index And The S&P Movies & Entertainment Index

      *$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
      Fiscal year ending December 31.

      Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data below as of and for each of the years in the five-year period ended December 31, 2008 are derived from our audited financial statements. Our audited financial statements for the three-year period ended December 31, 2008 are included elsewhere in this report.

        Our audited financial statements for the three-year period ended December 31, 2008 included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the results of twelve parks, including the Sale Parks and Six Flags New Orleans, as discontinued operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Theme park admissions	$534,777	$524,195	$522,653	$524,352	$474,490
Theme park food, merchandise and other	427,492	408,034	393,811	398,328	366,033
Sponsorship, licensing and other fees	59,029	38,596	25,713	20,433	20,980

Total revenue	1,021,298	970,825	942,177	943,113	861,503

Operating costs and expenses:
Operating expenses (including stock-based compensation of ($214, $1,480, $0, $0 and $0 in 2008, 2007, 2006, 2005 and 2004, respectively, and excluding depreciation and amortization shown separately below)	419,250	430,174	413,289	380,898	351,523
Selling, general and administrative (including stock-based compensation of $5,988, $11,045, $15,728, $2,794, and $643 in 2008, 2007, 2006, 2005 and 2004, respectively, and excluding depreciation and amortization shown separately below)	214,340	243,886	239,360	189,244	173,794
Costs of products sold	86,457	81,472	79,985	82,197	71,402
Depreciation and amortization	139,609	137,906	131,499	124,817	121,694
Loss on disposal of assets	17,692	39,243	27,057	13,741	11,362

Total operating costs and expenses	877,348	932,681	891,190	790,897	729,775

Income from operations	143,950	38,144	50,987	152,216	131,728

Other expense:
Interest expense, net	(176,174)	(197,643)	(199,908)	(183,419)	(191,083)
Minority interest in earnings	(40,728)	(39,684)	(40,223)	(39,794)	(37,686)
Equity in operations of partnerships	(806)	(502)	(948)	—	—
Net gain (loss) on debt extinguishment	107,743	(13,210)	—	(19,303)	(37,731)
Other expense	(14,627)	(20,122)	(11,566)	(10,879)	(14,356)

Total other expense	(124,592)	(271,161)	(252,645)	(253,395)	(280,856)

Income (loss) from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	19,358	(233,017)	(201,658)	(101,179)	(149,128)
Income tax expense	(116,630)	(6,203)	(4,318)	(3,705)	(24,757)

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(97,272)	(239,220)	(205,976)	(104,884)	(173,885)
Discontinued operations, net of tax benefit of $50,160 in 2004	(15,691)	(13,939)	(98,604)	(6,054)	(290,924)

Loss before cumulative effect of a change in accounting principle	(112,963)	(253,159)	(304,580)	(110,938)	(464,809)
Cumulative effect of a change in accounting principle	—	—	(1,038)	—	—

Net loss	(112,963)	$(253,159)	$(305,618)	$(110,938)	$(464,809)

Net loss applicable to common stock	$(134,933)	$(275,129)	$(327,588)	$(132,908)	$(486,777)

Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations	$(1.23)	$(2.76)	$(2.42)	$(1.36)	$(2.10)
Discontinued operations	(0.16)	(0.14)	(1.05)	(0.07)	(3.13)
Cumulative effect of a change in accounting principle	—	—	(0.01)	—	—

Net loss	$(1.39)	$(2.90)	$(3.48)	$(1.43)	$(5.23)

Weighted average number of common shares outstanding—basic and diluted	96,950	94,747	94,242	93,110	93,036

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$210,332	$28,388	$24,295	$80,510	$67,764
Total assets	$3,030,845	$2,945,319	$3,187,616	$3,491,922	$3,641,031
Total long-term debt (excluding current maturities)(2)	$2,112,272	$2,239,073	$2,126,888	$2,128,756	$2,125,121
Total debt(2)	$2,366,242	$2,257,788	$2,240,947	$2,242,357	$2,149,515
Redeemable minority interests(3)	$414,394	$415,350	$418,145	$418,951	$418,951
Mandatorily redeemable preferred stock (represented by the PIERS)(4)	$302,382	$285,623	$284,497	$283,371	$282,245
Stockholders' equity (deficit)(3)	$(443,825)	$(252,620)	$(6,213)	$314,259	$449,216

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

(4)
Includes $15.6 million of accrued dividends in arrears.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Our consolidated financial statements and this discussion and analysis reflect the effects of our reclassification of the assets, liabilities and results of parks previously divested including the Sale Parks plus our park in New Orleans, as discontinued operations.

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

        On June 18, 2007, we acquired a 40% interest in a venture that owns DCP for a net investment of approximately $39.7 million. We use the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, to provide additional product offerings in our parks. In addition, we believe that our investment in DCP provides us additional sponsorship and promotional opportunities. Red Zone Capital Partners II, L.P. ("Red Zone"), a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of our Board of Directors, is the majority owner of the parent of DCP. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately 39.2%.

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

        We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $4.0 million at December 31, 2008, which reflects part of our claim for business interruption and the destroyed assets. The receivable is net of $34.7 million in payments received from our insurance carriers. Since December 31, 2008, we received $1.6 million in additional payments from our insurance carriers. We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks. Our receivable, net of 2009 cash receipts, totals $2.4 million, which we, at a minimum, expect to recover from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of the wind losses and business interruption claims. We do not intend to operate a theme park on the site that was damaged by Hurrican Katrina. Pursuant to our lease from the City of New Orleans, we are obligated to re-invest in the site to the extent of insurance proceeds received from property damages. However, in such event, we would have the use of such re-investment assets as well as all other leased property for the term of the lease. We are in discussion with the City of New Orleans with regard to cancellation of the lease.

General

        Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 52.4% of revenues in 2008), the sale of food, merchandise, games and attractions inside our parks as well as sponsorship, licensing and other fees. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees, which can result in fluctuations from year to year. Per capita total revenue is defined as total revenue divided by attendance.

        Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Results of Operations

        Summary data for the years ended December 31 were as follows (in thousands, except per capita revenue):

				Percentage Changes
Summary of Operations	2008	2007	2006	2008 v. 2007	2007 v. 2006
Total revenue	$1,021,298	$970,825	$942,177	5.2%	3.0%

Operating expenses	419,250	430,174	413,289	(2.5)	4.1
Selling, general and administrative	214,340	243,886	239,360	(12.1)	1.9
Costs of products sold	86,457	81,472	79,985	6.1	1.9
Depreciation and amortization	139,609	137,906	131,499	1.2	4.9
Loss on disposal of assets	17,692	39,243	27,057	(54.9)	45.0

Income from operations	143,950	38,144	50,987	277.4	(25.2)
Interest expense, net	176,174	197,643	199,908	(10.9)	(1.1)
Minority interest in earnings	40,728	39,684	40,223	2.6	(1.3)
Equity in operations of partnerships	806	502	948	60.6	(47.0)
Net (gain) loss on debt extinguishment	(107,743)	13,210	—	(915.6)	N/A
Other (income) expense	14,627	20,122	11,566	(27.3)	74.0

Income (loss) from continuing operations before income taxes	19,358	(233,017)	(201,658)	(108.3)	15.6
Income tax expense	116,630	6,203	4,318	1,780.2	43.7

Loss from continuing operations	$(97,272)	$(239,220)	$(205,976)	(59.3)	16.1

Other Data:
Attendance	25,342	24,902	24,840	1.8%	0.2%
Per capita revenue	$40.30	$38.99	$37.93	3.4	2.8

Year ended December 31, 2008 vs. Year ended December 31, 2007

        Revenue.    Revenue in 2008 totaled $1,021.3 million compared to $970.8 million for 2007, representing a 5.2% increase. The increase arose out of a $1.31 (3.4%) increase in total revenue per capita (representing total revenue divided by total attendance) coupled with a 0.4 million increase in attendance. Total revenue per capita growth reflects increased sponsorship, licensing and other fees, increased ticket revenue and increased rentals, food and beverage, parking, merchandise and other in-park revenues. Per capita guest spending, which excludes sponsorship, licensing and other fees, increased $0.54 (1.4%) to $37.97 from $37.43 in 2007. Admissions revenue per capita increased $0.06 (0.3%) in 2008 compared to 2007, driven primarily by price and ticket mix (i.e., season pass, main gate, group sales and other discounted or complimentary tickets). Increased revenues from rentals, food and beverage, parking, merchandise and other guest services resulted in a $0.48 (3.0%) increase in non-admissions guest spending in 2008 compared to 2007.

        Operating Expenses.    Operating expenses for 2008 decreased $10.9 million (2.5%) compared to expenses for 2007. The decrease includes: (i) a reduction in non-performance based salary and wage expense and benefit costs primarily from lower full-time headcount, improved seasonal labor management and reduced workers' compensation expenses ($7.5 million), (ii) a decrease in repairs and maintenance costs ($4.9 million), (iii) a reduction in contract shows ($3.2 million) related to our decision to replace select shows with DCP library content, partially offset by (i) an increase in utility costs ($3.0 million), (ii) an increase in performance based compensation expense ($1.4 million) and (iii) an increase in credit card transaction fees ($1.1 million) related to an increase in on-line ticket and season pass sales.

        Selling, general and administrative.    Selling, general and administrative expenses for 2008 decreased $29.5 million (12.1%) compared to 2007. The decrease primarily reflects (i) a decrease in marketing expenses ($33.7 million) related to our more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (ii) a reduction in consulting and legal fees ($4.2 million) and (iii) a reduction in travel related costs ($3.3 million) partially offset by (i) higher insurance expenses primarily related to current year adverse development in general liability claims from prior years ($6.5 million), (ii) an increase in salary, wage and benefit costs ($2.8 million) driven by an increase in performance-based compensation, partially offset by other reductions and (iii) costs related to our international development projects and fluctuations in foreign currency exchange rates related to expenses at our parks located in Mexico and Canada ($2.9 million).

        Costs of products sold.    Costs of products sold in 2008 increased $5.0 million (6.1%) compared to costs for 2007, primarily related to the increase in food and beverage, merchandise and games sales along with an increase in product and freight costs. As a percentage of our in-park guest spending, costs of products sold increased slightly in 2008.

        Depreciation and amortization.    Depreciation and amortization expense for 2008 increased $1.7 million (1.2%) compared to 2007. The increase was attributable to our on-going capital program.

        Loss on disposal of assets.    Loss on disposal of assets decreased $21.6 million (54.9%) in 2008 compared to 2007 primarily related to management's decision to write off and dispose of certain inefficient rides and attractions in 2007.

        Interest expense, net.    Interest expense, net decreased $21.5 million (10.9%) compared to 2007, reflecting lower outstanding long-term debt and lower interest rates in 2008 versus 2007.

        Minority interest in earnings.    Minority interest in earnings, which reflects the third party share of the operations of the parks that were not wholly owned by us, Six Flags Over Georgia (including White Water Atlanta), Six Flags Over Texas and Six Flags Discovery Kingdom (formerly Six Flags Marine World), increased $1.0 million (2.6%) primarily related to the increase in the partnership distributions at Six Flags Over Texas and Six Flags Over Georgia partially offset by our purchase of the minority interest in Six Flags Discovery Kingdom that was effective July 31, 2007. Cash distributions to minority interests were $40.7 million in 2008 and $45.8 million in 2007.

        Other expense.    Other expense in 2008 decreased $5.5 million (27.3%) to $14.6 million in 2008 primarily related to (i) the settlement that occurred in the third quarter of 2007 for a class action lawsuit related to our California parks ($9.6 million), (ii) the severance and medical costs, that occurred in the fourth quarter of 2007, related to a reduction in our full-time workforce through an early retirement program and select layoffs ($3.6 million), (iii) amounts that were accrued in the third quarter of 2007 for certain contingencies, net of reversals ($3.4 million) and (iv) the change in fair value of the interest rate swaps that occurred during the first quarter of 2008 when the swaps had not yet been designated as hedges and the change in fair values of the interest rate swaps that occurred in the fourth quarter of 2008 because we no longer qualified for hedge accounting.

        Income tax expense.    Income tax expense was $116.6 million for 2008 compared to a $6.2 million expense for 2007, primarily reflecting a non-cash income tax charge of $110.8 million due to an increase in our valuation allowance for deferred tax assets that are primarily derived from our carryforward of net operating losses. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period valuation allowance was $622.5 million at December 31, 2008 and $499.8 million at December 31, 2007. See "Critical Accounting Issues" and Note 1(o) to Notes to Consolidated Financial Statements.

        At December 31, 2008, we estimated that we had approximately $1,781.3 million of net operating loss ("NOLs") carryforwards for Federal income tax purposes and substantial state net operating loss carryforwards. The NOLs are subject to review and potential disallowance by the income tax regulators upon audit of our income tax returns and those of our subsidiaries. See "Risk Factors-Our Ability To Utilize Our Net Operating Loss Carryforwards May Be Limited If We Successfully Consummate A Debt Restructuring." See Note 9 to Notes to Consolidated Financial Statements.

Year ended December 31, 2007 vs. Year ended December 31, 2006

        Revenue.    Revenue in 2007 totaled $970.8 million compared to $942.2 million for 2006, representing a 3.0% increase. The increase arose out of a $1.06 (2.8%) increase in total revenue per capita (representing total revenue divided by total attendance) on flat attendance despite 1.4% fewer operating days. Total revenue per capita growth reflects increased sponsorship, licensing and other fees and increased food and beverage, parking, rentals, games and other in-park revenues. Per capita guest spending, which excludes sponsorship and other revenues not related to guest spending, increased $0.54 (1.5%) to $37.43 from $36.89 in 2007 compared to 2006. Admissions revenue per capita increased $0.01 (0.0%) in 2007 compared to 2006, driven primarily by price and ticket mix (i.e. season tickets, main gate, group sales and other discounted or complimentary tickets). Increased revenues from food and beverage, parking, rentals, games and other guest services resulted in a $0.53 (3.4%) increase in non-admissions guest spending in 2007 compared to 2006.

        Operating Expenses.    Operating expenses for 2007 increased $16.9 million (4.1%) compared to expenses for 2006. The increase includes: (i) an anticipated increase in salaries and wages ($11.2 million) primarily related to our continued focus on guest service and diversified product offerings partially offset by severance payments made to several Park Presidents (formerly referred to as General Managers) in the first quarter of 2006, (ii) increased utility costs ($2.3 million), (iii) increased credit card fees ($1.5 million) related to an increase in on-line ticket and season pass sales and (iv) increased other operating expenses ($2.6 million). These increases were also partially offset by a reduction in employee benefit costs primarily related to the decision to freeze our pension plan in March of 2006.

        Selling, general and administrative.    Selling, general and administrative expenses for 2007 increased $4.5 million (1.9%) compared to 2006. The increase primarily reflects our planned increase in advertising expenses ($25.6 million) partially offset by (i) a decrease in salaries and wages ($12.7 million) primarily related to the severance expenses recorded in the first quarter of 2006 from the management change ($8.0 million) and the reduction of stock-based compensation ($4.7 million) primarily due to the issuance of restricted stock and the early vesting of options in the first quarter of 2006 for our former Chief Financial Officer pursuant to the terms of his termination agreement, (ii) a reduction in insurance expenses ($5.9 million) primarily related to a reduction in our insurance reserve for guest claims based on claims experience trends and (iii) a reduction in employee benefit costs ($1.6 million) primarily related to relocation costs and training initiatives in 2006.

        Costs of products sold.    Costs of products sold in 2007 increased $1.5 million (1.9%) compared to costs for 2006, reflecting primarily the increase in in-park revenues. As a percentage of theme park food, merchandise and other revenue, costs of products sold decreased slightly in 2007 compared to 2006.

        Depreciation and amortization.    Depreciation and amortization expense for 2007 increased $6.4 million (4.9%) compared to 2006. The increase was attributable to our on-going capital program.

        Loss on disposal of assets.    Loss on disposal of assets increased $12.2 million (45.0%) in 2007 compared to 2006 primarily related to management's decision to write off and dispose of certain inefficient rides and attractions.

        Interest expense, net.    Interest expense, net decreased $2.3 million (1.1%) compared to 2006, reflecting lower average debt levels in 2007 versus 2006.

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

        Other expense.    Other expense in 2007 increased $8.6 million (74.0%) to $20.1 million in 2007 primarily related to (i) the settlement of a class action lawsuit related to our California parks ($9.6 million), (ii) the severance and medical costs related to a reduction in our full-time workforce through an early retirement program and select layoffs ($3.6 million) and (iii) amounts accrued for certain contingencies ($5.3 million), partially offset by a reduction of $10.4 million related to the 2006 reimbursement of certain expenses incurred by Red Zone LLC in connection with its successful consent solicitation, which reimbursement was approved by our stockholders.

        Income tax expense.    Income tax expense was $6.2 million for 2007 compared to a $4.3 million expense for 2006, primarily reflecting income tax on earnings in Mexico and the effect of a new income tax applicable to our parks located in Texas. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period valuation allowance was $499.8 million in 2007 and $422.8 million in 2006. See "Critical Accounting Issues" and Note 1(o) to Notes to Consolidated Financial Statements.

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

        During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations in the condensed consolidated balance sheets as of December 31, 2008 and 2007 and the condensed consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations. See Notes 2 and 13 to Notes to Consolidated Financial Statements.

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

Liquidity, Capital Commitments and Resources

  General

        Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends (to the extent declared) and payments to our partners in the Partnership Parks. We did not pay a dividend on our common stock during 2008, nor do we expect to pay such dividends in 2009. We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and borrowings under the Credit Facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt and obligations under arrangements relating to the Partnership Parks, through August 2009, at which time the PIERS are mandatorily redeemable. As discussed in Note 1(c) to the Consolidated Financial Statements, we have prepared our financial statements assuming we will continue as a going concern, however, given the current negative conditions in the economy generally and the credit markets in particular, there is substantial uncertainty that we will be able to effect a refinancing of our debt on or prior to maturity or the PIERS prior to their mandatory redemption date on August 15, 2009.

        Our current and future liquidity is, in addition to our refinancing needs, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks. See "Risk Factors." We may be unable to borrow under the Credit Facility or be required to repay amounts outstanding and/or may need to seek additional financing. In addition, we expect that we will be required to refinance all or a significant portion of our existing debt on or prior to maturity (including the mandatory redemption of the PIERS on August 15, 2009) and potentially seek additional financing. If we are unable to pay or refinance the PIERS at or prior to the mandatory redemption date, such failure would constitute a default under the Credit Facility, which would permit the lenders to accelerate the obligations thereunder. If the lenders were to accelerate the amounts due under the Credit Facility, a cross default would also be triggered under our public indentures, which would likely result in most or all of our long-term debt becoming due and payable. In that event, we would be unable to fund these obligations. Such a circumstance could have a material adverse effect on our operations and the interests of our creditors and stockholders. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Risk Factors."

        We are exploring a number of alternatives for the refinancing of our indebtedness and the PIERS, including a restructuring either in or out-of-court. We believe the consummation of a successful restructuring is critical to our continued viability. Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including the agreement of our creditors and other parties, and may limit our ability to utilize our net operating loss carry forwards if there is an ownership change, which is likely. We can make no assurances that any restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe that any restructuring would be highly dilutive to our existing equity holders and certain debt holders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

        On June 16, 2008, we completed a private debt exchange in which we issued $400.0 million of 12 1/4% Senior Notes due 2016 ("New Notes") of Six Flags Operations Inc., a direct wholly owned subsidiary of Holdings, in exchange for (i) $149.2 million of our 8 7/8% Senior Notes due 2010 ("2010s"), (ii) $231.6 million of our 9 3/4% Senior Notes due 2013 ("2013s") and (iii) $149.9 million of our 9 5/8% Senior Notes due 2014 ("2014s"). The benefits of this transaction include reducing debt principal by approximately $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense. The transaction resulted in a net gain on extinguishment of debt of $107.7 million related to the 2013s and 2014s (net of $3.3 million of transaction costs related to the 2010s that were charged to expense immediately as the exchange of the 2010s was not deemed to be a substantial modification under the guidance of Emerging Issues Task Force Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments"). We also recorded a $14.1 million premium on the New Notes representing the difference between the carrying amount of the 2010s and the carrying amount of the New Notes on the exchange as this portion of the exchange was not deemed a substantial modification. This premium will be amortized as an offset to interest expense over the life of the New Notes. See Note 6(b) to Notes to Consolidated Financial Statements.

        In May 2007, we entered into the Credit Facility, which consists of an $850.0 million Tranche B term loan maturing on April 30, 2015 and revolving facilities totaling $275.0 million maturing on March 31, 2013. We used the proceeds from the Credit Facility to refinance amounts outstanding under our previous senior secured credit facility and the remaining proceeds were used for working capital and general corporate purposes. See Note 6(a) to Notes to Consolidated Financial Statements.

        Our total indebtedness, as of December 31, 2008, was approximately $2,366.2 million. Based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate hedging arrangements we entered into in February 2008, and the debt exchange that we effected in June 2008, annual cash interest payments for 2009 on non-revolving credit debt outstanding at December 31, 2008 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $175 million, net of cash interest expected to be received. None of our public debt matures prior to February 2010 and none of the facilities under the Credit Facility mature before March 31, 2013, except that $8.5 million of principal amortizes each year. Our Board of Directors decided that we would not declare and pay a quarterly dividend on May 15, 2008, August 15, 2008 or November 15, 2008 for the PIERS. We are required to redeem all of our outstanding preferred stock on August 15, 2009 for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date). The PIERS are accounted for as mezzanine equity and if not redeemed or restructured at or prior to the redemption date of August 15, 2009, they will be reclassified as a current liability. We plan on spending approximately $100.0 million on capital expenditures for the 2009 calendar year. At December 31, 2008, we had approximately $210.3 million of unrestricted cash and $1.5 million available under our credit agreement, which takes into account letters of credit in the amount of $29.4 million that were then outstanding under the revolving facilty portions of the Credit Facility.

        Due to the seasonal nature of our business, we are largely dependent upon our revolving facility totaling $275.0 million to fund off-season expenses. Our ability to borrow under the revolving facility is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the revolving facility, we would likely be unable to pay in full our off-season obligations. The revolving facility expires on March 31, 2013. The terms and availability of the Credit Facility and other indebtedness would not be affected by a change in the ratings issued by rating agencies in respect of our indebtedness. In October 2008, we borrowed $244.2 million under the revolving facility portion of the Credit Facility to ensure that we would have liquidity to fund our off-season expenditures given difficulties in the global credit markets. This amount remained outstanding through December 31, 2008.

        During the year ended December 31, 2008, net cash provided by operating activities was $66.9 million. Net cash used in investing activities in 2008 was $93.7 million, consisting primarily of capital expenditures ($90.3 million, net of property insurance proceeds we received for insurance claims related to our New Orleans park, our Mexico park and our Maryland park). Net cash provided by financing activities in 2008 was $210.5 million, representing primarily borrowings under the revolving facility of the Credit Facility partially offset by the repayment of borrowings under the revolving facility of the Credit Facility, payment of debt issuance costs and the payment of preferred stock dividends declared during the first quarter of 2008.

        Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and per capita guest spending levels because our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending. These cash-based operating expenses include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance. As of December 31, 2008, changes for the year in working capital, excluding the current portion of long-term debt, impacting operating cash flows had a negative impact of approximately $26.9 million.

  Long-Term Debt and Preferred Stock

        Our debt at December 31, 2008 included $1,281.1 million of fixed-rate senior unsecured notes, with staggered maturities ranging from 2010 to 2016, $837.3 million under the term loan portion of the Credit Facility and $247.8 million of other indebtedness, including $244.2 million under the revolving facilities under the Credit Facility and $3.3 million of indebtedness at Six Flags Over Texas and Six Flags Over Georgia. Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity. The Credit Facility includes an $850.0 million term loan ($837.3 million of which was outstanding at December 31, 2008) and a revolving facility totaling $275.0 million ($244.2 million of which was outstanding at December 31, 2008 (as well as letters of credit in the amount of $29.4 million)). The revolving facilities terminate on March 31, 2013. The term loan facility requires quarterly principal repayments in the amount of $2,125,000 which commenced on September 30, 2007 with all remaining principal due at maturity on April 30, 2015. All of our outstanding preferred stock ($287.5 million liquidation preference plus accrued and unpaid dividends) must be redeemed on August 15, 2009 (to the extent not previously converted into common stock). See Notes 6 and 10 to Notes to Consolidated Financial Statements included herein for additional information regarding our indebtedness and preferred stock.

  Partnership Park Obligations

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks"). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $60.7 million in 2009 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2009 approximately $20.0 million based on our present ownership of approximately 26% of the Georgia Limited Partner and approximately 38% of the Texas Limited Partner at December 31, 2008), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices (as defined below).

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the "Specified Prices"). As of December 31, 2008, we owned approximately 26% and 38% of the Georgia Limited Partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 74% and 62% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $414.4 million at December 31, 2008. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment. Pursuant to the 2008 annual offer, we purchased 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008. Pursuant to the 2007 annual offer, we purchased one unit in the Texas Limited Partner and one-half unit in the Georgia Limited Partner for approximately $2.8 million in May 2007. Approximately 0.52 units in the Texas Limited Partner were tendered in 2006. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2009 would result in an aggregate payment by us of approximately $335.2 million.

        In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $15.2 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We intend to incur approximately $9.0 million of capital expenditures at these parks for the 2009 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $37.9 million of aggregate net cash provided by operating activities after capital expenditures during 2008 (net of advances from the general partner). At December 31, 2008, we had total loans outstanding of $198.5 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

  Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,660,000 and $32,971,000 of which was outstanding at December 31, 2008 and December 31, 2007, respectively), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own an approximate 41% interest). Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture's ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit. In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.

        For the years ended December 31, 2008, 2007 and 2006, we have received or accrued $769,000, $801,000 and $649,000, respectively, in management fee revenues from the joint venture. We have advanced the joint venture approximately $0.9 million and $2.2 million as of December 31, 2008 and 2007, respectively. During 2008, we contributed approximately $913,000 to the joint venture for our portion of four capital calls.

        Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2008 (in thousands):

	Payment Due by Period
Contractual Obligations	2009	2010–2012	2013–2015	2016 and beyond	Total
Long term debt(1)	$253,970	$158,947	$1,540,127	$413,198	$2,366,242
PIERS(2)	287,500	—	—	—	287,500
Interest/dividends on long term debt and PIERS(3)	208,174	475,565	315,189	26,541	1,025,469
Real estate and operating leases(4)	8,605	21,585	18,491	142,207	190,888
Purchase Obligations(5)	104,818	15,371	12,600	—	132,789

Total	$863,067	$671,468	$1,886,407	$581,946	$4,002,888

(1)
Includes capital lease obligations. Payments are shown at principal amount. Payments shown include $244.2 million of principal payments in 2009 for the outstanding balance on our revolving credit facilities as of December 31, 2008.

(2)
Amount shown excludes annual dividends of approximately $20.8 million, which we are permitted to pay in either cash or common stock. The amount shown for the 2009 cash redemption obligations assumes no conversion of PIERS prior thereto.

(3)
Assumes average outstanding balance for the revolving credit facilities of $244.2 million until their maturity on March 31, 2013 at a 5% interest rate. Includes $31.3 million of PIERS dividends

  ($15.6 million of which were accrued as of December 31, 2008 and an additional $15.6 million which is assumed to accrue prior to the August 15, 2009 redemption date).

(4)
Assumes for lease payments based on a percentage of revenues, future payments at 2008 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2008.

(5)
Represents obligations at December 31, 2008 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2015 only), a minimum number of whole pizzas and other items from Papa John's and new rides and attractions. Of the amount shown for 2009, approximately $54.9 million represents capital items. The amounts in respect of new rides and attractions were computed at December 31, 2008 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified at December 31, 2008 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items since such amount was not readily available. None of the park-level obligations is individually material.

  Other Obligations

        During the years ended December 31, 2008, 2007 and 2006, we made contributions to our defined benefit pension plan of $2.0 million, $8.9 million and $6.6 million, respectively. Our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees) no longer continue to earn future pension benefits. We expect to make contributions of approximately $2.9 million in 2009 to our pension plan based on the 2008 actuarial valuation. In addition, we anticipate the need to make additional contributions to the extent required by the Pension Protection Act funding requirements which require us to fund at least 75% of the projected pension obligation no later than September 2009. We also expect to make contributions of approximately $2.7 million in 2009 to our 401(k) plan. Our estimated expense for employee health insurance for 2009 is $11.7 million. See Note 11 to Notes to Consolidated Financial Statements.

        Although we are contractually committed to make approximately CAD$13.4 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2009 and beyond will be made on a discretionary basis. We plan on spending approximately $100.0 million on capital expenditures for all of our operations for the 2009 season.

        During the three years ended December 31, 2003, insurance premiums and self-insurance retention levels increased substantially. However, as compared to the policies since that time, our current policies, which expire in December 2009, cover substantially the same risks (none of the property insurance policies covered terrorist activities), do not require higher aggregate premiums and do not have substantially larger self-insurance retentions (liability insurance retentions are $2.5 million per occurrence and workers' compensation retentions are $750,000 per occurrence). We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

        Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded an additional current period valuation allowance of $77.0 million for December 31, 2007 and $122.7 million for December 31, 2008, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating and capital loss carryforwards and tax credits, before they expire. The valuation allowance, at December 31, 2008, is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets reverse. The valuation allowance in prior periods was based on our estimate of taxable income, primarily consisting of the reversal of existing deferred tax liabilities and, to some extent, a tax planning strategy, by jurisdiction in which we operate and the period over which our deferred tax assets will reverse. In the current period, we determined that due to current conditions in the credit markets, real estate markets and our current financial position, that the tax planning strategy was no longer feasible and we only utilized existing reversing deferred tax liabilities to determine the valuation allowance. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.

        Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. We reduced our level of capital expenditures in 2008 and we will further reduce our capital expenditures in 2009. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase and we may be able to utilize net operating loss carryforwards prior to their expiration. See Note 1(o) to Notes to Consolidated Financial Statements and "Risk Factors."

  Valuation of Long-Lived and Intangible Assets and Goodwill

        Long-lived assets were $2,620.0 million including goodwill and other intangible assets of $1,059.5 million as of December 31, 2008. Long-lived assets included property and equipment and intangible assets.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", became effective and as a result, as of January 1, 2002, we ceased amortizing goodwill. In lieu of amortization, we are required to perform an annual impairment review, which we do as of the end of each year and more frequently upon the occurrence of certain events. We recognize one reporting unit for all of our parks. In 2006 and years after, we consisted of a single reporting unit and we compared the market price of our stock, representing market capitalization of the single reporting unit, to the carrying amount of our stockholders' equity (deficit). Based on the foregoing, no impairment was required for 2006, 2007 or 2008. Our unamortized goodwill is $1,048.1 million at December 31, 2008. See Note 1(k) to Notes to Consolidated Financial Statements.

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 6(a) to Notes to Consolidated Financial Statements) into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358% (with an average of 5.342%). See Note 5 to Notes to Consolidated Financial Statements.

Interest Rate and Debt Sensitivity Analysis

        The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2008. The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

        At December 31, 2008, we had total debt of $2,366.2 million, of which $1,281.1 million represents fixed-rate debt and the balance represents floating-rate debt. Of the floating-rate debt, $600.0 million is subject to interest rate swap agreements. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

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

        Assuming other variables remain constant (such as foreign exchange rates and debt levels), and assuming our working capital revolver is fully drawn for the entire year, the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $4.8 million excluding the impact of interest rate swaps entered into in February 2008. See Note 5 to Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

        In December 2007, we elected to early adopt Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," as amended at the March 12, 2008 meeting of the EITF. As a result of this change, we reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as "mezzanine equity," which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value. In the future, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash. The adoption of Topic D-98 did not affect our statement of operations or statement of cash flows. Comparative financial statements of prior years have been adjusted to apply this new method retrospectively. See Note 1(w) to Notes to Consolidated Financial Statements. As a result of our adoption of SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51," ("SFAS 160") as of January 1, 2009, future purchases of puttable limited partnership units will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable minority interests and cash, respectively.

        In December 2004, the FASB published SFAS 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123(R)

on January 1, 2006 under the modified prospective method of application. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. See Note 1(q) to Notes to Consolidated Financial Statements for additional information on the impact of adopting SFAS 123(R).

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

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurement." SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, SFAS 157 does not require any new fair value measurements. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on our financial statements, but did require additional disclosure.

        SFAS 157 defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

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

        In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and recognition of changes in that funded status in comprehensive income (loss) in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the balance sheet. We adopted the recognition provision of SFAS 158 in the fourth quarter of 2006, and the measurement date provisions in 2008. The adoption of SFAS 158 resulted in a $4.0 million reduction to other comprehensive income (loss). See Note 11 to Notes to Consolidated Financial Statements for additional information on the impact of adopting SFAS 158.

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

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. We adopted SFAS 159 on January 1, 2008 concurrent with our adoption of SFAS 157. At January 1, 2008, we did not elect to apply the provisions of SFAS 159 to eligible items at the effective date. SFAS 159 had no impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces Statement No. 141. SFAS 141(R) retains the fundamental requirements of Statement No. 141 that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations. SFAS 141(R)'s scope is broader than that of Statement No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will evaluate how the new requirements of SFAS 141(R) would impact any business combinations completed in 2009 or thereafter.

        In December 2007, the FASB also issued SFAS No. 160. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. As a result of our adoption of SFAS 160 as of January 1, 2009, future purchases of puttable limited partnership units will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable minority interests and cash, respectively.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133." SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its final adoption. We do not expect the adoption of SFAS 161 on our consolidated financial statements to have a significant impact.

        In May 2008, the FASB issued Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for our convertible notes due in May 2015 ("Convertible Notes") and will result in an increase to non-cash interest reported in our historical financial statements as well as our future financial statements as long as we continue to have the Convertible Notes outstanding. We adopted FSP APB 14-1 on January 1, 2009. If we had adopted FSP APB 14-1 as of December 31, 2008, we estimate that the initial impact to the consolidated balance sheet would have been a decrease in long-term debt of approximately $66.5 million for the recognition of a debt discount and an aggregate decrease in stockholders' deficit of approximately $65.8 million. The debt discount, upon adoption, will be amortized to interest expense resulting in an increase in non-cash interest expense of approximately $7.6 million in 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 35 of this Annual Report on Form 10-K.

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

ITEM 9A.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2008, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

  Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2008

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors and executive officers, compliance with Section 16 of the Securities and Exchange Act of 1934, as amended, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the section entitled "Proposal 1: Election of Directors," "Compliance with Section 16(a) of the Exchange Act" and "Corporate Governance" in our Proxy Statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2008 (the "2009 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2009 Proxy Statement. Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 of Part II hereof.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Transactions with Related Persons" and "Corporate Governance—Independence" in the 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Proposal 2: Ratification of Independent Public Accountants" in the 2009 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (2) Financial Statements and Financial Statement Schedules

        The following consolidated financial statements of Six Flags, Inc. and its subsidiaries, the notes thereto, the related report thereon of independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Annual Report on Form 10-K:

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

Date: March 11, 2009

SIX FLAGS, INC.
By:	/s/ MARK SHAPIRO
Mark Shapiro President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ MARK SHAPIRO Mark Shapiro	Chief Executive Officer (Principal Executive Officer), President, and Director	March 11, 2009
/s/ JEFFREY R. SPEED Jeffrey R. Speed	Chief Financial Officer (Principal Financial Officer)	March 11, 2009
/s/ KYLE BRADSHAW Kyle Bradshaw	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2009
/s/ DANIEL M. SNYDER Daniel M. Snyder	Chairman of the Board and Director	March 11, 2009
/s/ C.E. ANDREWS C.E. Andrews	Director	March 11, 2009
/s/ MARK JENNINGS Mark Jennings	Director	March 11, 2009
/s/ JACK KEMP Jack Kemp	Director	March 11, 2009
/s/ ROBERT MCGUIRE Robert McGuire	Director	March 11, 2009
/s/ PERRY ROGERS Perry Rogers	Director	March 11, 2009
/s/ DWIGHT SCHAR Dwight Schar	Director	March 11, 2009
/s/ HARVEY WEINSTEIN Harvey Weinstein	Director	March 11, 2009

SIX FLAGS, INC.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ MARK SHAPIRO
Mark Shapiro Chief Executive Officer of the Company
/s/ JEFFREY R. SPEED
Jeffrey R. Speed Chief Financial Officer of the Company

March 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

        We have audited Six Flags, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Six Flags, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph related to the Company's ability to continue as a going concern.

KPMG LLP

Dallas, Texas
March 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags, Inc.:

        We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(c) to the consolidated financial statements, the Company has incurred recurring losses, has a stockholders' deficit and substantial liquidity needs arising in August 2009 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As described in Note 1 to the consolidated financial statements, as of January 1, 2008, the Company adopted Financial Accounting Standards No. 157, Fair Value Measurement, and as of December 31, 2007, the Company adopted Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities, as amended, at the March 12, 2008 meeting of the EITF. As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Additionally, as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment; as of December 31, 2006, the Company adopted the balance sheet recognition provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Six Flags, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 11, 2009

SIX FLAGS, INC.

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$210,332,000	28,388,000
Accounts receivable	20,057,000	26,512,000
Inventories	24,909,000	26,361,000
Prepaid expenses and other current assets	41,450,000	39,144,000

Total current assets	296,748,000	120,405,000
Other assets:
Debt issuance costs	31,910,000	36,472,000
Restricted-use investment securities	16,061,000	12,731,000
Deposits and other assets	66,167,000	70,325,000

Total other assets	114,138,000	119,528,000
Property and equipment, at cost	2,654,939,000	2,625,195,000
Less accumulated depreciation	1,094,466,000	987,744,000

Total property and equipment	1,560,473,000	1,637,451,000
Assets held for sale	—	3,617,000
Intangible assets, net of accumulated amortization	1,059,486,000	1,064,318,000

Total assets	$3,030,845,000	2,945,319,000

LIABILITIES and STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$25,060,000	42,748,000
Accrued compensation, payroll taxes and benefits	22,934,000	19,397,000
Accrued insurance reserves	33,929,000	35,883,000
Accrued interest payable	42,957,000	29,980,000
Other accrued liabilities	45,001,000	47,270,000
Deferred income	17,594,000	23,329,000
Liabilities from discontinued operations	1,400,000	—
Current portion of long-term debt	253,970,000	18,715,000

Total current liabilities	442,845,000	217,322,000
Long-term debt	2,112,272,000	2,239,073,000
Liabilities from discontinued operations	6,730,000	—
Other long-term liabilities	74,337,000	25,670,000
Deferred income taxes	121,710,000	14,901,000
Redeemable minority interests	414,394,000	415,350,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000 plus accrued and unpaid dividends of $15,633,000 as of December 31, 2008)	302,382,000	285,623,000
Stockholders' deficit:
Preferred stock of $1.00 par value	—	—
Common stock, $.025 par value, 210,000,000 shares authorized and 97,726,233 and 95,239,728 shares outstanding at December 31, 2008 and 2007, respectively	2,443,000	2,381,000
Capital in excess of par value	1,404,346,000	1,393,622,000
Accumulated deficit	(1,794,156,000)	(1,659,223,000)
Accumulated other comprehensive income (loss)	(56,458,000)	10,600,000

Total stockholders' deficit	(443,825,000)	(252,620,000)

Total liabilities and stockholders' deficit	$3,030,845,000	2,945,319,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues:
Theme park admissions	$534,777,000	524,195,000	522,653,000
Theme park food, merchandise and other	427,492,000	408,034,000	393,811,000
Sponsorship, licensing and other fees	59,029,000	38,596,000	25,713,000

Total revenues	1,021,298,000	970,825,000	942,177,000

Operating costs and expenses:
Operating expenses (including stock-based compensation of $214,000, $1,480,000 and $0 in 2008, 2007 and 2006, respectively, and excluding depreciation and amortization shown separately below)	419,250,000	430,174,000	413,289,000
Selling, general and administrative (including stock-based compensation of $5,988,000, $11,045,000 and $15,728,000 in 2008, 2007 and 2006, respectively, and excluding depreciation and amortization shown separately below)	214,340,000	243,886,000	239,360,000
Costs of products sold	86,457,000	81,472,000	79,985,000
Depreciation	138,406,000	136,657,000	130,620,000
Amortization	1,203,000	1,249,000	879,000
Loss on disposal of assets	17,692,000	39,243,000	27,057,000

Total operating costs and expenses	877,348,000	932,681,000	891,190,000

Income from operations	143,950,000	38,144,000	50,987,000

Other income (expense):
Interest expense	(178,516,000)	(200,846,000)	(202,826,000)
Interest income	2,342,000	3,203,000	2,918,000
Minority interest in earnings	(40,728,000)	(39,684,000)	(40,223,000)
Equity in operations of partnerships	(806,000)	(502,000)	(948,000)
Net gain (loss) on debt extinguishment	107,743,000	(13,210,000)	—
Other expense	(14,627,000)	(20,122,000)	(11,566,000)

Total other expense	(124,592,000)	(271,161,000)	(252,645,000)

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	19,358,000	(233,017,000)	(201,658,000)
Income tax expense	116,630,000	6,203,000	4,318,000

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(97,272,000)	(239,220,000)	(205,976,000)
Discontinued operations	(15,691,000)	(13,939,000)	(98,604,000)

Loss before cumulative effect of a change in accounting principle	(112,963,000)	(253,159,000)	(304,580,000)
Cumulative effect of a change in accounting principle (see Note 1)	—	—	(1,038,000)

Net loss	$(112,963,000)	(253,159,000)	(305,618,000)

Net loss applicable to common stock	$(134,933,000)	(275,129,000)	(327,588,000)

Weighted average number of common shares outstanding-basic and diluted:	96,950,000	94,747,000	94,242,000

Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations	(1.23)	(2.76)	(2.42)
Discontinued operations	(0.16)	(0.14)	(1.05)
Cumulative effect of a change in accounting principle	—	—	(0.01)

Net loss	$(1.39)	(2.90)	(3.48)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Stockholders' Equity (Deficit) and Other Comprehensive Income (Loss)

Years Ended December 31, 2008, 2007 and 2006

	Preferred stock		Common stock
							Accumulated other comprehensive income (loss)
	Shares issued	Amount	Shares issued	Amount	Capital in excess of par value	Accumulated deficit		Total
Balances at December 31, 2005	—	$—	93,201,528	$2,330,000	$1,370,976,000	$(1,042,042,000)	$(17,005,000)	$314,259,000
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 1(w))	—	—	—	—	—	(14,464,000)	—	(14,464,000)
Issuance of common stock	—	—	1,183,200	30,000	134,000	—	—	164,000
Stock-based compensation	—	—	—	—	16,766,000	—	—	16,766,000
Net loss	—	—	—	—	—	(305,618,000)	—	(305,618,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	(490,000)	(490,000)
Additional minimum liability on defined benefit retirement plan	—	—	—	—	—	—	11,572,000	11,572,000
Cash flow hedging derivatives	—	—	—	—	—	—	6,000	6,000

Comprehensive loss								(294,530,000)

Adjustment to initially apply FASB Statement No. 158 (Note 11)	—	—	—	—	—	—	(4,034,000)	(4,034,000)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)

Net change in redemption value of redeemable minority interest	—	—	—	—	(2,404,000)	—	—	(2,404,000)

Balances at December 31, 2006	—	—	94,384,728	2,360,000	1,385,472,000	(1,384,094,000)	(9,951,000)	(6,213,000)
Issuance of common stock	—	—	855,000	21,000	(21,000)	—	—	—
Stock-based compensation	—	—	—	—	8,814,000	—	—	8,814,000
Net loss	—	—	—	—	—	(253,159,000)	—	(253,159,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	11,952,000	11,952,000
Actuarial gain on defined benefit retirement plan	—	—	—	—	—	—	8,526,000	8,526,000
Amortization of prior service cost on defined benefit retirement plan	—	—	—	—	—	—	73,000	73,000

Comprehensive loss								(232,608,000)

Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)

Net change in redemption value of redeemable minority interest	—	—	—	—	(643,000)	—	—	(643,000)

Balances at December 31, 2007	—	—	95,239,728	2,381,000	1,393,622,000	(1,659,223,000)	10,600,000	(252,620,000)
Issuance of common stock	—	—	2,486,505	62,000	(62,000)	—	—	—
Stock-based compensation	—	—	—	—	9,902,000	—	—	9,902,000
Net loss	—	—	—	—	—	(112,963,000)	—	(112,963,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	(27,163,000)	(27,163,000)
Cash flow hedging derivatives	—	—	—	—	—	—	4,526,000	4,526,000
Actuarial loss on defined benefit retirement plan	—	—	—	—	—	—	(44,444,000)	(44,444,000)
Amortization of prior service cost on defined benefit retirement plan	—	—	—	—	—	—	23,000	23,000

Comprehensive loss								(180,021,000)

Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)

Net change in redemption value of redeemable minority interest	—	—	—	—	884,000	—	—	884,000

Balances at December 31, 2008	—	$—	97,726,233	$2,443,000	$1,404,346,000	$(1,794,156,000)	$(56,458,000)	$(443,825,000)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flow from operating activities:
Net loss	$(112,963,000)	(253,159,000)	(305,618,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139,609,000	137,906,000	131,499,000
Minority interest in earnings	40,728,000	39,684,000	40,223,000
Minority interest distributions	(40,728,000)	(45,812,000)	(46,505,000)
Stock-based compensation	6,202,000	12,525,000	15,728,000
Cumulative effect of a change in accounting principle	—	—	1,038,000
Interest accretion on notes payable	(780,000)	229,000	237,000
Net (gain) loss on debt extinguishment	(107,743,000)	13,210,000	—
(Gain) loss on discontinued operations	11,747,000	(8,849,000)	119,100,000
Amortization of debt issuance costs	5,906,000	7,667,000	9,539,000
Other including loss on disposal of assets	28,395,000	43,607,000	26,885,000
(Increase) decrease in accounts receivable	(2,638,000)	13,179,000	(11,413,000)
(Increase) decrease in inventories, prepaid expenses and other current assets	(5,123,000)	(5,384,000)	1,778,000
Increase in deposits and other assets	4,151,000	365,000	15,326,000
Increase (decrease) in accounts payable, deferred income, accrued liabilities and other long-term liabilities	(22,431,000)	14,136,000	9,839,000
Increase (decrease) in accrued interest payable	12,977,000	(6,697,000)	2,655,000
Deferred income tax expense (benefit)	109,620,000	1,236,000	(507,000)

Total adjustments	179,892,000	217,002,000	315,422,000

Net cash provided by (used in) operating activities	66,929,000	(36,157,000)	9,804,000

Cash flow from investing activities:
Additions to property and equipment	(99,213,000)	(115,632,000)	(122,582,000)
Property insurance recovery	8,962,000	1,500,000	21,446,000
Purchase of identifiable intangible assets	(258,000)	(1,952,000)	—
Capital expenditures of discontinued operations	(473,000)	(1,050,000)	(6,874,000)
Acquisition of theme park assets	—	(54,132,000)	(417,000)
Acquisition of equity interest in partnership	—	(39,654,000)	—
Purchase of restricted-use investments	(3,330,000)	(1,640,000)	(11,091,000)
Proceeds from sale of discontinued operations	—	275,950,000	79,000,000
Proceeds from sale of assets	634,000	789,000	502,000

Net cash provided by (used in) investing activities	(93,678,000)	64,179,000	(40,016,000)

Cash flow from financing activities:
Repayment of borrowings	(297,535,000)	(1,309,052,000)	(365,847,000)
Proceeds from borrowings	522,908,000	1,324,750,000	363,583,000
Net cash proceeds from issuance of common stock	—	—	164,000
Payment of cash dividends	(5,211,000)	(20,844,000)	(20,844,000)
Payment of debt issuance costs	(9,688,000)	(19,127,000)	(2,950,000)

Net cash provided by (used in) financing activities	210,474,000	(24,273,000)	(25,894,000)

Effect of exchange rate changes on cash	$(1,781,000)	344,000	(109,000)

Increase (decrease) in cash and cash equivalents	181,944,000	4,093,000	(56,215,000)
Cash and cash equivalents at beginning of year	28,388,000	24,295,000	80,510,000

Cash and cash equivalents at end of year	$210,332,000	28,388,000	24,295,000

Supplemental cash flow information:
Cash paid for interest	$163,482,000	199,701,000	190,477,000

Cash paid for income taxes	$7,019,000	5,047,000	4,702,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2008, 2007 and 2006

Supplemental disclosure of noncash investing and financing activities

  2008

        —None

  2007

        —Recorded an $11,400,000 note receivable related to the sale of the Sale Parks. See Note 1(e).

        —Recorded a $1,400,000 limited rent guarantee related to the sales of the Sale Parks. See Note 13.

  2006

        —Acquired approximately $617,000 of assets through a capital lease.

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies

  (a) Description of Business

        We own and operate regional theme amusement and water parks. During 2006, we owned or operated 30 parks, including an indoor water park adjacent to The Great Escape, which opened in February 2006. After giving effect to the sale of nine parks on or prior to April 2007, we own or operate 21 parks, including 18 operating domestic parks, one park in Mexico, one park in Canada, and our New Orleans park. During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not reopened since. We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations. The accompanying consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations. See Notes 2 and 13.

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, a note receivable for $37 million (the "PARC Note") and a limited rent guarantee by us of up to $10 million (the "PARC Guarantee"). The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; Frontier City and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA (the "Sale Parks"). The accompanying consolidated financial statements for all years presented reflect ther results as a discontinued operation. See Note 2.

        During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season. In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million. The accompanying consolidated financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006 reflect select assets and liabilities of the parks held for sale as assets held for sale, the liabilities as liabilities from discontinued operations and their results as discontinued operations. See Note 2.

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

        During the fourth quarter of 2003, we adopted Statement of Financial Accounting Standards ("SFAS") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" which was subsequently reissued in December 2003 as Interpretation No. 46—Revised (FIN 46). Pursuant to those provisions we consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Discovery Kingdom (formerly Six Flags Marine World) as we have determined that we have the most significant economic interest because we receive a majority of these entity's expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities. The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as redeemable minority interest. The portion of earnings from these parks owned by non-affiliated parties in these entities is reflected as minority interest in earnings in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

        Intercompany transactions and balances have been eliminated in consolidation.

  (c) Liquidity and Going Concern

        The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations. We have had a history of net losses. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We also have a stockholders' deficit of $443.8 million at December 31, 2008. Additionally, our Preferred Income Equity Redeemable Shares ("PIERS") are required to be redeemed in August 2009, at which time we will be required to redeem all of the PIERS for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date). Given the current negative conditions in the economy generally and the credit markets in particular, there is substantial uncertainty that we will be able to effect a refinancing of our debt on or prior to maturity or the PIERS prior to their mandatory redemption date on August 15, 2009. As a result of these factors, there is substantial doubt about our ability to continue as a going concern unless a successful restructuring occurs.

        If we are unable to refinance or restructure the PIERS at or prior to the mandatory redemption date, such failure would constitute a default under our amended and restated credit facility (the "Credit Facility"), which would permit the lenders to accelerate the obligations thereunder. If the lenders were to accelerate the amounts due under the Credit Facility, a cross-default would also be triggered under our public debt indentures, which would likely result in most or all of our long-term debt becoming due and payable. In that event, we would be unable to fund these obligations. Such a circumstance could have a material adverse effect on our operations and the interests of our creditors and stockholders.

        We are exploring a number of alternatives for the refinancing of our indebtedness and the PIERS, including a restructuring either in or out-of-court. We believe the consummation of a successful restructuring is critical to our continued viability. Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including the agreement of our PIERS

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

holders, common stockholders, creditors and other parties, and may limit our ability to utilize our net operating loss carry forwards if there is an ownership change, which is likely. We can make no assurances that any restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe that any restructuring would be highly dilutive to our existing equity holders and certain debt holders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

        We may be compelled to seek an in-court solution in the form of a pre-packaged or pre-arranged filing under Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., as amended ("Chapter 11") if we are unable to successfully negotiate a timely out-of-court restructuring agreement with our PIERS holders, common stockholders and creditors. Such a court filing would likely occur prior to the maturity of the PIERS or well in advance of such date, if we were to conclude at such time that an out-of-court solution is not feasible or advantageous.

        The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or classification of liabilities related to the going concern uncertainty.

        If we restructure our debt and other obligations in an out-of-court transaction, it could result in the book carrying amount of our stockholders' equity exceeding our fair market value of equity. (Currently, we have a deficit balance in stockholders' equity, therefore book equity does not exceed the fair market value of equity). Because we have one reporting unit for purposes of assessing impairment under SFAS No. 142, "Goodwill and Other Intangible Assets," if the book carrying amount of stockholders' equity were to exceed fair market value of equity after an out-of-court restructuring, an impairment could be indicated for the single reporting unit and we would be required to determine the implied fair value of our goodwill and compare that value to the goodwill carrying amount. If the carrying amount was greater than the implied fair value, a goodwill impairment charge would be recorded for the difference.

        If we restructure under Chapter 11, our financial statements would be subject to the accounting prescribed by Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." If our existing stockholders end up with less than 50% of our voting shares after we emerge from Chapter 11, we would apply "Fresh-Start Reporting," in which our assets and liabilities would be recorded at their estimated fair value using the principles of purchase accounting contained in Statement of Financial Accounting Standards No. 141R, "Business Combinations," with the difference between our estimated fair value and our identifiable assets and liabilities being recognized as goodwill.

        Our ability to utilize our NOLs may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we consummate a debt restructuring that results in an ownership change. In such case, an annual limitation will be imposed on the amount of our pre-ownership change NOLs that may be utilized to offset future taxable income. This annual limitation generally will be equal to the value of our stock immediately before the ownership change (or, if the ownership change occurs pursuant to a Chapter 11 reorganization and an election is made, the value of our stock immediately after the ownership change), in either case, subject to certain reductions, multiplied by the "long-term tax-exempt rate" for the month in which the ownership change occurs. This rate (currently,

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

approximately 5.5%) is published monthly by the Internal Revenue Service. Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years. Therefore, an additional valuation allowance may be required on our deferred tax assets.

  (d) Cash Equivalents

        Cash equivalents of $180,000,000 and $1,100,000 at December 31, 2008 and 2007, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

  (e) PARC Note

        We recorded the PARC Note of $37.0 million at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note's subordination to other obligations. We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." As of December 31, 2008, we have collected payments in the amount of $4.0 million leaving the PARC Note receivable balance at $7.4 million. See Note 2.

  (f) Inventories

        Inventories are stated at weighted average cost or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. We have recorded a valuation allowance for slow moving inventory of $434,000 and $381,000 as of December 31, 2008 and 2007, respectively.

  (g) Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include $19,762,000 and $18,742,000 of spare parts inventory for existing rides and attractions at December 31, 2008 and 2007, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

  (h) Advertising Costs

        Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. At December 31, 2008 and 2007, we had $7,662,000 and $6,761,000 in prepaid advertising, respectively. The amounts capitalized at year end are included in prepaid expenses.

        Advertising and promotions expense was $93,078,000, $126,374,000 and $100,819,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

  (i) Debt Issuance Costs

        We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

  (j) Property and Equipment

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

  (k) Intangible Assets

        Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. To accomplish this, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. For 2006, 2007 and 2008, we consisted of a single reporting unit and compared the market price of our stock, representing market capitalization of the single reporting unit, to the carrying amount of our stockholders' equity (deficit). For each year, the fair value of the single reporting unit exceeded our carrying amount. Accordingly, no impairment was required.

        If the fair value of the reporting unit were to be less than the carrying amount, we would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Our unamortized goodwill is $1,048.1 million at December 31, 2008.

        The following table provides a reconciliation of the carrying amount of our goodwill as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Beginning balance	$1,052,009	$1,038,874
Exchange rate adjustments	(4,360)	1,761
Acquisition of minority interests in Six Flags Discovery Kingdom and Partnership Park units	473	11,374

Ending balance	$1,048,122	$1,052,009

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

        The following table reflects our intangible assets which are subject to amortization (in thousands):

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$110	110	110	110	110	110
Licenses and other	19,142	7,778	18,884	6,575	16,932	5,325

	$19,252	7,888	18,994	6,685	17,042	5,435

        We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $830,000 over each of the next five years. The range of useful lives of the intangible assets is from 2 to 25 years, with a weighted average of 21.4 years.

  (l) Long-Lived Assets

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

  (m) Revenue Recognition

        We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the customer attends our parks. Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying consolidated statements of operations. Deferred income at December 31, 2008 primarily reflects advanced sales of 2009 season passes.

  (n) Interest Expense

        Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).

  (o) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

recorded a valuation allowance of $622,524,000, $499,815,000 and $422,817,000 as of December 31, 2008, 2007 and 2006, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

        Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitation in the various jurisdictions in which we are subject to tax. However, these jurisdictions may audit prior years for which the statute of limitations is closed for the purpose of making an adjustment to our taxable income in a year for which the statute of limitations has not closed. Accordingly, taxing authorities of these jurisdictions may audit prior years of the group and its predecessors for the purpose of adjusting net operating loss carryforwards to years for which the statute of limitations has not closed.

        We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2008, we had approximately $3.6 million accrued for interest and penalties.

        Beginning in 2006, we no longer permanently reinvested foreign earnings, therefore, United States deferred income taxes have been provided on foreign earnings. The impact was an increase to deferred tax liabilities and a reduction to the valuation allowance of approximately $21,852,000 in 2006.

  (p) Loss Per Common Share

        Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. No adjustments for the exercise of stock options or the conversion of the convertible notes or the PIERS were included in the 2008, 2007 and 2006 computations of diluted loss per share because the effect would have been antidilutive. See Note 1(q) for additional information relating to the number of stock options outstanding.

        The PIERS, which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock. Our convertible notes were issued in November 2004 and are convertible into approximately 44,094,000 shares of common stock.

        Preferred stock dividends and amortization of related issue costs of $21,970,000 were included in determining net loss applicable to common stock in 2008, 2007 and 2006.

  (q) Stock Compensation

        As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options. Prior to January 1, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation expense for stock options was not recognized as long as the stock options granted had an exercise price equal to or greater than the market price of our common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") using the modified-prospective transition method. Under this transition method, compensation expense recognized beginning January 1, 2006 includes compensation

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

expense for all stock-based payment arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123, a cumulative effect for liability based awards granted prior to January 1, 2006, and compensation cost for all stock-based payment arrangements granted subsequent to December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123(R). During the three years ended December 31, 2008, 2007 and 2006, stock-based compensation was $6,202,000, $12,525,000 (included $3,711,000 of accrued 2007 bonuses that were paid in stock during the first quarter of 2008 and were included in accrued compensation in the accompanying consolidated balance sheet as of December 31, 2007), and $15,728,000, respectively.

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

        Certain members of our management and professional staff have been issued seven-, eight- and ten-year options to purchase common shares under our 2008, 2007, 2006, 2004, 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the "Option Plans"). Through December 31, 2008, all stock options granted under the Option Plans have been granted with an exercise price equal to the underlying stock's fair value at the date of grant. Except for conditional options issued in 1998, options generally may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates. Any unexercised portion of the options will automatically terminate upon the seventh, eighth or tenth anniversary of the issuance date or following termination of employment with the exception of grants that contain provisions which, in the event of a change in control of us, may accelerate the vesting of the awards.

        In June 2001, our stockholders approved a stock option plan for non-management directors providing for options with respect to an aggregate of 250,000 shares. In June 2004, our stockholders approved a stock option plan for employees and directors providing for options with respect to 1,800,000 shares. In May 2006, our stockholders approved a stock option plan for employees and directors providing for options with respect to 2,000,000 shares. In May 2007, our stockholders approved a stock option plan for employees and directors providing for options with respect to 4,000,000 shares of our common stock. In May 2008, our stockholders approved a stock option plan for employees and directors providing for options with respect to 3,250,000 shares of our common stock. Through December 31, 2005, we have granted to our non-management directors an aggregate of 1,185,000 options with a weighted average exercise price of $9.12 and weighted average remaining life to maturity of 2.22 years. During the first quarter of 2006, four of our former non-management directors exercised 96,000 of their previously granted options and forfeited their remaining 304,000 options upon their removal from our board. Additionally, we issued 745,000 and 465,000 shares to our current non-management directors in 2006 and 2007, respectively. Other than exercise prices, the terms of the directors' options are comparable to options issued to management.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

        At December 31, 2008, there were 3,502,000 additional shares available for grant under the Option Plans. In June 2006, 2,810,000 options that had been issued as liability based options to 16 employees were modified to obtain equity based status. This modification resulted in $4,022,000 of liabilities, related to stock-based compensation, to be reclassified to equity. The per share weighted-average fair value of stock options granted during 2007 and 2006, and after consideration of the modification, was $1.99 and $4.60, respectively, on the date of grant or the modification date. No stock options were granted during 2008.

        The estimated fair value of options granted without a market condition was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees' expected exercise and post-vesting employment termination behavior. Expected volatility was calculated based on historical volatility for a period equal to the stock option's expected life, calculated on a daily basis. The expected dividend yield is based on expected dividends for the expected term of the stock options. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

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

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

        The weighted-average assumptions used in the option pricing valuation models for options granted in the years ended 2008, 2007 and 2006 are as follows:

	2008		2007		2006
	Employees	Directors	Employees	Directors	Employees	Directors
Risk-free interest rate	—	—	4.32%	4.23%	4.77%	4.55%
Expected life (in years)	—	—	4.98	5.63	5.33	6.25
Expected volatility	—	—	53%	59%	60%	55%
Expected dividend yield	—	—	—	—	—	—

        Stock option activity during the years indicated is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2005	3,323,000	$16.48
Granted	3,100,000	8.76
Exercised	(1,056,000)	6.96
Forfeited	(1,156,000)	17.92
Expired	(936,000)	25.00

Balance at December 31, 2006	3,275,000	9.81
Granted	3,850,000	4.07
Exercised	—	—
Forfeited	(190,000)	8.53
Expired	(41,000)	20.00

Balance at December 31, 2007	6,894,000	6.56
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	2.17
Expired	—	—

Balance at December 31, 2008	6,884,000	6.57	7.04	—

Vested and expected to vest at December 31, 2008	6,768,000	6.62	7.01	—

Options exercisable at December 31, 2008	3,207,000	$7.17	6.67	—

        At December 31, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.17 to $13.70 and 7.04 years, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $0, $0 and $3.8 million, respectively. The total fair value of options that vested during 2008, 2007 and 2006 was $3.7 million, $3.8 million and $3.8 million, respectively.

        At December 31, 2008, 2007, and 2006, options exercisable were 3,207,000, 1,982,000 and 935,000, respectively, and weighted-average exercise price of those options was $7.17, $7.87 and $11.10, respectively.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

        As of December 31, 2008, there was $2.4 million of unrecognized compensation expense related to our option awards. The weighted average period over which that cost is expected to be recognized is 2.03 years.

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

        We issued 820,000 shares of restricted stock during the year ended December 31, 2006 to certain executives, which vest as follows: (i) 50,000 shares vested on March 31, 2006 upon the resignation of our former Chief Financial Officer, (ii) 173,333 shares vested in January 2007, (iii) 11,666 shares vested in January 2008, (iv) 3,333 shares vested in January 2009, (v) 286,666 shares will vest in January 2010 and (vi) 295,002 shares will vest in January 2011.

        We issued 855,000 shares of restricted stock during the year ended December 31, 2007 to certain executives, which vest as follows: (i) 1,667 shares vested on January 1, 2008, (ii) 1,667 shares vested on January 1, 2009, (iii) 201,664 shares will vest on January 1, 2010 and (iv) 650,002 shares will vest on January 1, 2011.

        We issued 2,505,518 shares of restricted stock during the year ended December 31, 2008 as settlement for 2007 accrued management bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007. Of the 2,505,518 shares issued (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match vested on September 10, 2008, (iv) 19,013 shares were forfeited upon the termination of several employees throughout the year and (v) 293,078 shares will vest in 2011 if certain performance based financial goals of the Company are met.

        A summary of the status of our restricted stock awards as of December 31, 2008 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2008	1,451,667	$5.65
Granted	2,505,518	1.80
Vested	(2,206,760)	1.83
Forfeited	(19,013)	1.76

Non-vested balance at December 31, 2007	1,731,412	$4.99

        The weighted average grant date fair value per share of our restricted stock awards granted during the twelve months ended December 31, 2008, 2007 and 2006 was $1.80, $3.62 and $8.54, respectively.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

The total grant date fair value of our restricted stock distributed during the years ended December 31, 2008, 2007 and 2006 was $4.5 million, $3.1 million and $7.0 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $4.0 million, $1.5 million and $1.7 million, respectively. As of December 31, 2008, there was $1.9 million of unrecognized compensation costs related to our restricted stock awards. The weighted average period over which that cost is expected to be recognized is 1.99 years.

  (r) Investment Securities

        Restricted-use investment securities at December 31, 2008 consist of funds deposited in escrow in a short term money market to satisfy the Subordinated Indemnity Agreement we have with Time Warner related to the Partnership Parks as a source of funds in the event Time Warner is required to honor its guarantee to the partners of these parks.

        Interest income is recognized when earned and increases the escrow funds available in the event Time Warner is required to honor its guarantee.

        In addition, we have CAD$1.0 million deposited in escrow in an interest bearing account to backstop a letter of credit issued to the city of Montreal related to the land lease at our park in Canada.

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

  (t) Redeemable minority interest

        We record the carrying amount of our redeemable minority interests at their fair value at the date of issuance. We recognize the changes in their redemption value immediately as they occur and adjust the carrying value of these redeemable minority interests to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the redeemable minority interests. We conduct an annual review to determine if the fair value of the limited partnership units is less than the redemption amount. If the fair value of the limited partnership units is less than the redemption amount, a charge to earnings for the difference will be taken, resulting in an earnings per share impact. The redemption amount at the end of each reporting period did not exceed the fair value of the limited partnership units.

  (u) Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

  (v) Reclassifications

        Reclassifications have been made to certain amounts reported in 2007 and 2006 to conform to the 2008 presentation.

  (w) Impact of Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurement." SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, SFAS 157 does not require any new fair value measurements. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on our financial statements, but did require additional disclosure

        SFAS 157 defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

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

        In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the balance sheet. We adopted the recognition provision of SFAS 158 in the fourth quarter of 2006 and the measurement date provisions in 2008. The adoption of SFAS 158 resulted in a $4.0 million reduction to other comprehensive income (loss). See Note 11 for additional information on the impact of adopting SFAS 158.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

        In December 2007, we elected to early adopt Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," as amended at the March 12, 2008 meeting of the EITF. As a result of this change, we have reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as "mezzanine equity," which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value. In the future, if limited partnership units are put to us, we will account for the acquisition by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash. The adoption of Topic D-98 did not affect our statement of operations or statement of cash flows. As a result of our adoption of SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51," ("SFAS 160") as of January 1, 2009, future purchases of puttable limited partnership units will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable minority interests and cash, respectively. Comparative financial statements of prior years have been adjusted to apply this new method retrospectively. The following financial statement line items for fiscal years 2006 and 2005 were affected by the change in accounting principle:

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

        In December 2004, the FASB published SFAS 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123(R) on January 1, 2006 under the modified prospective method of application. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans,

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

performance-based awards, share appreciation rights, and employee share purchase plans. See Note 1(q) for additional information on the impact of adopting SFAS 123(R).

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

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

provisions of SFAS 157 at the same time. We adopted SFAS 159 on January 1, 2008 concurrent with our adoption of SFAS 157. At January 1, 2008, we did not elect to apply the provisions of SFAS 159 to eligible items at the effective date. SFAS 159 had no impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS 141(R) retains the fundamental requirements of Statement No. 141 that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations. SFAS 141(R)'s scope is broader than that of Statement No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will evaluate how the new requirements of SFAS 141(R) would impact any business combinations completed in 2009 or thereafter.

        In December 2007, the FASB also issued SFAS 160. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. We are currently assessing the impact of SFAS 160 on our consolidated financial statements. As a result of our adoption of SFAS 160 as of January 1, 2009, future purchases of puttable limited partnership units will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable minority interests and cash, respectively.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133." SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its final adoption. We do not expect the adoption of SFAS 161 on our consolidated financial statements to have a significant impact.

        In May 2008, the FASB issued Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer's nonconvertible debt

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for our convertible notes due in May 2015 ("Convertible Notes") and will result in an increase to non-cash interest reported in our historical financial statements as well as our future financial statements as long as we continue to have the Convertible Notes outstanding. We adopted FSP APB 14-1 on January 1, 2009. If we had adopted FSP APB 14-1 as of December 31, 2008, we estimate that the initial impact to the consolidated balance sheet would have been a decrease in long-term debt of approximately $66.5 million for the recognition of a debt discount and an aggregate decrease in stockholders' deficit of approximately $65.8 million. The debt discount, upon adoption, will be amortized to interest expense resulting in an increase in non-cash interest expense of approximately $7.6 million in 2009.

(2) Acquisition and Disposition of Theme Parks

        During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations in the condensed consolidated balance sheets as of December 31, 2008 and 2007 and the condensed consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations. See Note 13.

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

        The following table reflects the unaudited pro forma net loss and net loss per share as if this transaction occurred on January 1, 2006 (in thousands except per share amounts):

	2007	2006
Net loss	$(249,785)	$(300,781)

Net loss applicable to common stock	$(271,755)	$(322,751)

Weighted average number of common shares outstanding—basic and diluted:	94,747	94,242
Net loss per average common share outstanding—basic and diluted:	$(2.87)	$(3.42)

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the Sale Parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and the PARC Guarantee. As a result of the sale, we recognized a loss of $2.3 million. The consolidated statements of operations for all periods presented reflect the operating results of the Sale Parks as results of discontinued operations.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(2) Acquisition and Disposition of Theme Parks (Continued)

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

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," our consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks sold and held for sale in 2005, 2006, 2007 and 2008 as discontinued operations and for all periods presented to reflect the operations of the Sale Parks and our New Orleans park as discontinued operations on the December 31, 2008 and 2007 consolidated balance sheets as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Current assets	$—	$—
Property, plant and equipment, net	—	3,617
Intangible assets	—	—
Other assets	—	—

Total assets held for sale	$—	$3,617

Current liabilities	$1,400	$—
Other liabilities	6,730	—

Total liabilities from discontinued operations	$8,130	$—

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(2) Acquisition and Disposition of Theme Parks (Continued)

        The following are components of the net results of discontinued operations, including the Sale Parks, for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Operating revenue	$—	$2,313	$126,328

Gain (loss) on sale of discontinued operations	—	(1,888)	968
Income (loss) from discontinued operations before income taxes	(12,277)	(17,403)	12,810
Impairment on assets held for sale	(3,490)	1,088	(112,382)
Reduction in contingent liabilities from sale indemnities	76	4,264	—

Net results of discontinued operations	$(15,691)	$(13,939)	$(98,604)

        Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

(3) Property and Equipment

        Property and equipment, at cost, are classified as follows:

	December 31,
	2008	2007
Land	$145,046,000	$145,065,000
Land improvements	368,860,000	365,051,000
Buildings and improvements	445,656,000	441,999,000
Rides and attractions	1,373,995,000	1,359,091,000
Equipment	321,382,000	313,989,000

Total	2,654,939,000	2,625,195,000
Less accumulated depreciation	1,094,466,000	987,744,000

	$1,560,473,000	$1,637,451,000

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

        In April 1997, we became manager of Six Flags Discovery Kingdom (formerly Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(4) Minority Interest, Partnership and Joint Ventures (Continued)

with an agency of the City of Vallejo under which we were entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, we exercised our option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). We added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. During the quarter ended June 30, 2007, we exercised our option to acquire the minority interest of Six Flags Discovery Kingdom for approximately $52,777,000. The acquisition closed on July 31, 2007. Prior to that time, we were entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding third party debt obligations relating to the park.

        We have accounted for our interest in the HWP Development, LLC joint venture under the equity method and have included our investment of $2,257,000 and $2,050,000 as of December 31, 2008 and 2007, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

        On June 18, 2007 we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. ("DCP"). The other investor in the venture, Red Zone Capital Partners II, L.P. ("Red Zone"), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately 39.2%. We have accounted for our investment under the equity method and have included our investment of $39,513,000 and $39,613,000 as of December 31, 20008 and 2007, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

        See Note 13 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia.

(5) Derivative Financial Instruments

        In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 6(a)) into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358% (with an average of 5.342%). The change in fair value prior to hedge designation was recorded in other expense in the statements of operations in the amount of $1,633,000.

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

        Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(5) Derivative Financial Instruments (Continued)

the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in other expense in our consolidated statements of operations on a current basis.

        The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the twelve months ended December 31, 2008:

Gain
Beginning balance at January 1, 2008	$—
Change in cash flow hedge	6,775,000
Reclassification to interest expense	(2,249,000)

Ending balance at December 31, 2008	$4,526,000

        As of December 31, 2008, approximately $3,257,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months.

        During the fourth quarter of 2008, we recorded a $15,032,000 loss in other expense when interest rates swaps no longer met the SFAS 133 probability test and hedge accounting treatment was discontinued for the two interest rate swaps.

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

        We have elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first three years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. Mid-market LIBOR pricing is used as a practical expedient for fair value measurements. Key inputs, including the LIBOR cash rates for very short term, futures rates for up to three years and LIBOR swap rates beyond the derivative maturity, are bootstrapped to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period. The same rates used to bootstrap the yield curve are used to discount the future cash flows. We are required to discount derivative liabilities to reflect the potential credit risk to lenders. We elected to discount the cash flows of the derivative liabilities using a credit default swap basis available from Bloomberg and applied it to all cash flows. Discounting for our credit using credit default swap rates resulted in a substantial reduction of the liability recorded at December 31, 2008.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(5) Derivative Financial Instruments (Continued)

        The fair value of the interest rate swaps was approximately $9,070,000 at December 31, 2008 and is recorded in other long-term liabilities and is considered a Level 2 fair value measurement.

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

        We do not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in "Accumulated other comprehensive income (loss)" (AOCL) when in qualifying effective relationships, and directly in other expense when they are not. These amounts are reclassified to interest expense when the forecasted transaction takes place.

        The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Facility. As a result, no material ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations prior to the loss of hedge accounting treatment in the fourth quarter of 2008.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(6) Long-Term Debt

        At December 31, 2008 and 2007, long-term debt consists of:

	2008	2007
Long-term debt:
Credit Facility(a)	$1,081,408,000	850,750,000
12 1/4% Senior Notes due 2016(b)	400,000,000	—
8 7/8% Senior Notes due 2010(c)	131,077,000	280,300,000
9 3/4% Senior Notes due 2013(d)	142,441,000	374,000,000
9 5/8% Senior Notes due 2014(e)	314,787,000	464,650,000
4 1/2% Convertible Senior Notes due 2015(f)	280,000,000	280,000,000
Other	3,745,000	8,961,000
Net premiums	12,784,000	(873,000)

	2,366,242,000	2,257,788,000
Less current and called portions	253,970,000	18,715,000

	$2,112,272,000	2,239,073,000

    (a)
    On May 25, 2007, we entered into the Credit Facility, which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($837,250,000 and $845,750,000 of which was outstanding at December 31, 2008 and December 31, 2007, respectively); (ii) a revolving facility totaling $275,000,000 ($244,158,000 and $5,000,000 of which was outstanding at December 31, 2008 and December 31, 2007, respectively (as well as letters of credit in the amount of $29,368,000 and $27,289,000 on those dates); and (iii) an uncommitted optional term loan tranche of up to $300,000,000. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to twelve months, subject to certain conditions. At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2008, the weighted average interest rates for borrowings under the term loan and the revolving facility were 5.55% and 4.38%, respectively. At December 31, 2007, the weighted average interest rates for borrowings under the term loan and the revolving facility were 7.25% and 7.35%, respectively. Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility, is required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due at maturity on April 30, 2015. The utilization of the revolving facility is available until March 31, 2013. The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations. We were in compliance with our financial covenants at December 31, 2008.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

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

      During 2007, we recognized a net loss on debt extinguishment of $10,918,000 for the write-off of debt issuance costs related to our previous senior secured credit facility and for the costs paid to the underwriters in connection with the Credit Facility.

    (b)
    On June 16, 2008, we completed a private debt exchange in which we issued $400,000,000 of 12 1/4% Senior Notes due 2016 ("New Notes") of Six Flags Operations Inc., a direct wholly owned subsidiary of Holdings, in exchange for (i) $149,223,000 of our 8 7/8% Senior Notes due 2010 ("2010s"), (ii) $231,559,000 of our 9 3/4% Senior Notes due 2013 ("2013s") and (iii) $149,863,000 of our 9 5/8% Senior Notes due 2014 ("2014s"). The benefits of this transaction include reducing debt principal by $130,645,000, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense. The transaction resulted in a net gain on extinguishment of debt of $107,743,000 related to the 2013s and 2014s (net of $3,264,000 of transaction costs related to the 2010s that were charged to expense immediately as the exchange of the 2010s was not deemed to be a substantial modification under the guidance of EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments"). We also recorded a $14,146,000 premium on the New Notes representing the difference between the carrying amount of the 2010s and the carrying amount of the New Notes on the exchange as this portion of the exchange was not deemed a substantial modification. This premium will be amortized as an offset to interest expense over the life of the New Notes. The New Notes require annual interest payments of $49,000,000, are guaranteed by Holdings, and except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2016.

    (c)
    On February 11, 2002, Holdings issued $480,000,000 principal amount of the 2010s. As of December 31, 2006, we had repurchased $179,700,000 of the 2010s. A gross loss of $4,599,000 due to the repurchase of the 2010s was recognized in 2004. We repurchased an additional $20,000,000 of the 2010s during June 2007. We recognized a net loss on extinguishment of $167,000 due to the repurchase of the 2010s in June 2007. In June 2008, we exchanged $149,223,000 of the 2010s for the New Notes referenced in Note 6(b). We recognized a net loss of $3,264,000 related to the transaction costs paid for the exchange that were expensed immediately as the exchange of the 2010s was not deemed to be a substantial modification. The 2010s are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other senior notes of Holdings. The 2010s require annual interest payments of approximately $11,633,000 (8 7/8%

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(6) Long-Term Debt (Continued)

      per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010. The 2010s are redeemable, at Holdings' option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.

      The indenture under which the 2010s were issued limits our ability to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

    (d)
    On April 16, 2003, Holdings issued $430,000,000 principal amount of the 2013s. As of December 31, 2006 we had repurchased $42,000,000 principal amount of the 2013s. A gross loss of $1,979,000 due to this repurchase was recognized in 2004. We repurchased an additional $14,000,000 of the 2013s during June 2007. A net gain on extinguishment of $430,000 due to this repurchase was recognized in June 2007. In June 2008, we exchanged $231,559,000 of the 2013s for the New Notes referenced in Note 6(b). We recognized a net gain on extinguishment of $67,977,000 as the exchange of the 2013s was deemed to be a substantial modification. The 2013s are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings senior notes. The 2013s require annual interest payments of approximately $13,888,000 (9 3/4% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2013. The 2013s are redeemable, at Holdings' option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 2013s were issued contains covenants substantially similar to those relating to the other Holdings senior notes.

    (e)
    On December 5, 2003, Holdings issued $325,000,000 principal amount of the 2014s. As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014s. A gross loss of $837,000 due to this repurchase was recognized in 2004. In January 2005, we issued an additional $195,000,000 of the 2014s, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of other senior notes of Holdings. We repurchased an additional $39,000,000 principal amount of the 2014s during June 2007. A net gain on extinguishment of $1,563,000 due to this repurchase was recognized in June 2007. In June 2008, we exchanged $149,863,000 of the 2014s for the New Notes referenced in Note 6(b). We recognized a net gain on extinguishment of $43,030,000 as the exchange of the 2014s was deemed to be a substantial modification. The 2014s are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings senior notes. The 2014s, including the January additional amount, require annual interest payments of approximately $30,298,000 (9 5/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2014. The 2014s are redeemable, at Holdings' option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity. The indenture under which the 2014s were issued contains covenants

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(6) Long-Term Debt (Continued)

      substantially similar to those relating to the other Holdings senior notes. All of the net proceeds of the original issuance of the 2014s, together with proceeds of term loan borrowings under the Credit Facility, were used to redeem in full the other senior notes of Holdings. A gross loss of $25,178,000 was recognized in 2004 on this redemption.

    (f)
    On November 19, 2004, Holdings issued $299,000,000 principal amount of Convertible Notes. During June and July 2007 we repurchased $19,000,000 principal amount of the Convertible Notes. A net loss on extinguishment of $4,118,000 due to this repurchase was recognized in June 2007. The Convertible Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings senior notes. Except during specified non-convertibility periods, the Convertible Notes are convertible into our common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of Convertible Notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the notes, we have the option to deliver common stock, cash or a combination of cash and common stock. The Convertible Notes require annual interest payments of approximately $12,600,000 (4 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015. The Convertible Notes are redeemable, at Holdings' option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity. The net proceeds of the Convertible Notes were used to repurchase a portion of the 2010s and to repurchase and redeem other senior notes of Holdings. A gross loss of $3,922,000 was recognized in 2004 due to the redemption of the senior notes with a portion of the proceeds from the sale of the 2004 discontinued operations (See Note 2). A gross loss of $19,303,000 was recognized due to the redemption in 2005 of the other senior notes.

        Annual maturities of long-term debt during the five years subsequent to December 31, 2008, are as follows (does not assume acceleration of maturity of the term loan portion of the Credit Facility (See Note 6(a)):

2009	$253,970,000
2010	140,931,000
2011	9,388,000
2012	8,628,000
2013	150,941,000
Thereafter	1,802,384,000

$2,366,242,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(6) Long-Term Debt (Continued)

        The Credit Facility and the indenture relating to the New Notes limit the ability of Six Flags Operations, Inc. to pay dividends or make other distributions to us. Six Flags Operations, Inc. may not make cash distributions to us unless it is in compliance with the covenants set forth in those documents and it is not otherwise in default thereunder. If it is in compliance, Six Flags Operations is permitted to make dividends to us in certain circumstances from cash generated by certain asset dispositions and the incurrence of certain indebtedness in order to enable us to pay amounts in respect of any refinancing or repayment of debt under the indentures governing our outstanding notes and in certain circumstances the PIERS. Similarly, if it is in compliance, Six Flags Operations may make additional cash distributions to us generally limited to an amount equal to the sum of:

  •
  cash interest payments on the public notes issued by Holdings;

  •
  payments we are required to make under our agreements with our partners in the Partnership Parks; and

  •
  cash dividends on our preferred stock.

(7) Selling, General and Administrative Expenses

        Selling, general and administrative expenses are composed of the following:

	2008	2007	2006
Park selling, general and administrative expenses	$157,826,000	182,512,000	156,209,000
Corporate general and administrative expenses	56,514,000	61,374,000	83,151,000

Total selling, general and administrative expenses	$214,340,000	243,886,000	239,360,000

(8) Fair Value of Financial Instruments

        The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2008 and 2007. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2008		2007
	Carrying Amount	Fair value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$16,061,000	16,061,000	12,731,000	12,731,000
Long-term debt (including current portion)	(2,366,242,000)	(924,181,000)	(2,257,788,000)	(1,846,390,000)
PIERS	(302,382,000)	(8,280,000)	(285,623,000)	(165,025,000)
Interest rate swaps	(9,070,000)	(9,070,000)	—	—

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(8) Fair Value of Financial Instruments (Continued)

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

  •
  Restricted-use investment securities: The carrying value of restricted-use investment securities consist of interest bearing bank accounts and approximates fair value because of their short term maturity and are considered a Level 2 fair value measurement.

  •
  Long-term debt: The fair value of our long-term debt is based upon quoted market prices and is considered a Level 1 fair value measurement.

  •
  PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices and is considered a Level 1 fair value measurement.

  •
  Interest rate swaps: The fair value of our interest rate swaps is based on quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability at commonly quoted intervals and credit risk, which is considered a Leve1 2 fair value measurement (See Note 5).

(9) Income Taxes

        Income tax expense (benefit) allocated to continuing operations for 2008, 2007 and 2006 consists of the following:

	Current	Deferred	Total
2008:
U.S. federal	$—	103,913,000	103,913,000
Foreign	4,972,000	(1,162,000)	3,810,000
State and local	2,038,000	6,869,000	8,907,000

	$7,010,000	109,620,000	116,630,000

2007:
U.S. federal	$—	—	—
Foreign	2,132,000	1,236,000	3,368,000
State and local	2,835,000	—	2,835,000

	$4,967,000	1,236,000	6,203,000

2006:
U.S. federal	$—	—	—
Foreign	3,094,000	(507,000)	2,587,000
State and local	1,731,000	—	1,731,000

	$4,825,000	(507,000)	4,318,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(9) Income Taxes (Continued)

        Recorded income tax expense (benefit) allocated to continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2008, 2007 and 2006 to loss before income taxes as follows:

	2008	2007	2006
Computed "expected" federal income tax expense (benefit)	$6,776,000	(81,556,000)	(70,580,000)
Change in valuation allowance	94,275,000	84,616,000	54,865,000
Effect of foreign earnings earned and remitted in the same year	4,356,000	3,838,000	—
Effect of change in APB 23 deferred taxes on unremitted foreign earnings	—	—	21,852,000
Effect of state and local income taxes, net of federal tax benefit	9,008,000	(4,557,000)	(7,363,000)
Nondeductible compensation	2,253,000	2,017,000	3,515,000
Effect of foreign income taxes	1,789,000	1,590,000	1,884,000
Other, net	(1,827,000)	255,000	145,000

	$116,630,000	6,203,000	4,318,000

        The change in valuation allowance attributable to continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	2008	2007	2006
Continuing operations	$94,275,000	84,616,000	54,865,000
Discontinued operations	5,963,000	(33,062,000)	32,490,000
Adoption of FIN 48 (See Note 1(w))	—	32,943,000	—
Changes in other comprehensive loss and equity	22,471,000	(7,499,000)	3,397,000

	$122,709,000	76,998,000	90,752,000

        Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes). Our net operating and capital loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax benefits (deferred tax assets). The tax effects of these temporary differences as of December 31, 2008, 2007 and 2006 are presented below:

	2008	2007	2006
Deferred tax assets before valuation allowance	$899,796,000	903,975,000	879,148,000
Less valuation allowance	622,524,000	499,815,000	422,817,000

Net deferred tax assets	277,272,000	404,160,000	456,331,000
Deferred tax liabilities	398,982,000	419,061,000	470,115,000

Net deferred tax liability	$121,710,000	14,901,000	13,784,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(9) Income Taxes (Continued)

	2008	2007	2006
Deferred tax assets:
Federal net operating loss carryforwards	$589,073,000	632,631,000	558,315,000
State net operating loss carryforwards	173,640,000	163,511,000	159,011,000
Capital loss carryforward	56,520,000	58,766,000	101,541,000
Alternative minimum tax credits	6,591,000	6,591,000	6,591,000
Accrued insurance, pension liability and other	73,972,000	42,476,000	53,690,000

	$899,796,000	903,975,000	879,148,000

Deferred tax liabilities:
Property and equipment	$392,487,000	414,631,000	466,071,000
Intangible assets and other	6,495,000	4,430,000	4,044,000

	$398,982,000	419,061,000	470,115,000

        As of December 31, 2008 we have approximately $1,781,290,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2028 and net operating loss carryforwards available for state income tax purposes which aggregate to approximately $4,399,365,000 and expire through 2028. We have recorded a valuation allowance of $622,524,000, $499,815,000 and $422,817,000 as of December 31, 2008, 2007 and 2006, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance, at December 31, 2008, is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets reverse. The valuation allowance in prior periods was based on our estimate of taxable income, primarily consisting of the reversal of existing deferred tax liabilities and, to some extent, a tax planning strategy, by jurisdiction in which we operate and the period over which our deferred tax assets will reverse. In the current period, we determined that due to current conditions in the credit markets, real estate markets and our current financial position, that the tax planning strategy was no longer feasible and we only utilized existing reversing deferred tax liabilities to determine the valuation allowance. The impact on the valuation allowance and income from continuing operations of determining that the tax planning starategy was no longer feasible was $110,783,000. At December 31, 2008, we had approximately $6,591,000 of alternative minimum tax credits which have no expiration date and approximately $161,486,000 of capital loss carryforwards which expire in 2009.

  Unrecognized Tax Benefits

        Our unrecognized tax benefit at January 1, 2007, December 31, 2007 and December 31, 2008 was $48,072,000. There were no additions or reductions to this unrecognized tax benefit during 2008.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(10) Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit)

  (a) Preferred Stock

        We have authorized 5,000,000 shares of preferred stock, $1.00 par value per share. All shares of preferred stock rank senior and prior in right to all of our now or hereafter issued common stock with respect to dividend payments and distribution of assets upon our liquidation or dissolution.

        In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000. Each PIERS represents one one-hundredth of a share of our 7 1/4% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock). The PIERS accrue cumulative dividends (payable, at our option, in cash or shares of common stock) at 7 1/4% per annum (approximately $20,844,000 per annum). Holders can voluntarily convert the PIERS into shares of common stock at any time prior to August 15, 2009. In 2008, our Board of Directors reached the decision not to declare and pay the May 15, 2008, August 15, 2008 and November 15, 2008 dividends. In 2009, our Board of Directors decided not to declare and pay the February 15, 2009 dividends. We have accrued the dividends and have included $15,633,000 of accrued dividends in the redemption amount of the PIERS as of December 31, 2008.

        Prior to August 15, 2009, each of the PIERS is convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject to adjustment in certain circumstances (the "Conversion Price"). At any time on or after February 15, 2004 and at the then applicable conversion rate, we may cause the PIERS, in whole or in part, to be automatically converted if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of our common stock exceeds 120% of the then prevailing Conversion Price. On August 15, 2009, the PIERS are mandatorily redeemable in cash equal to 100% of the liquidation preference (initially $25.00 per PIERS), plus any accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date). The PIERS are accounted for as mezzanine equity and if not redeemed or restructured at or prior to the redemption date of August 15, 2009, they will be reclassified as a current liability.

  (b) Stockholder Rights Plan

        On December 2, 2008, our Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of our common stock. The distribution was paid on December 17, 2008 to stockholders of record as of the close of business on December 17, 2008. Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of our preferred stock, designated as Series A Junior Preferred Stock, at a price of $1.25 per 1/1000 of a share subject to adjustment (the "Exercise Price"). If any person or group becomes the beneficial owner of 15% or more of our common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of our common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price. The description and terms of the Rights are set forth in a rights agreement between us and The Bank of New York Mellon, as rights agent.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(10) Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit) (Continued)

  (c) Charter Amendment

        On June 29, 2005, we amended our Certificate of Incorporation to increase the authorized shares of our Common Stock from 150,000,000 to 210,000,000.

  (d) Accumulated Other Comprehensive Income (Loss)

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign currency Items	Cash flow hedges	Defined benefit retirement plan	Accumulated other comprehensive income (loss)
Balance at December 31, 2005	$4,429,000	(6,000)	(21,428,000)	(17,005,000)
Net current period change	(490,000)	6,000	11,572,000	11,088,000
Adjustment to initially apply SFAS No. 158	—	—	(4,034,000)	(4,034,000)

Balance at December 31, 2006	3,939,000	—	(13,890,000)	(9,951,000)
Net current period change	11,952,000	—	—	11,952,000
Actuarial gain on defined benefit retirement plan	—	—	8,526,000	8,526,000
Amortization of prior service cost on defined benefit retirement plan	—	—	73,000	73,000

Balance at December 31, 2007	15,891,000	—	(5,291,000)	10,600,000
Net current period change	(27,163,000)	4,526,000	—	(22,637,000)
Actuarial loss on defined benefit retirement plan	—	—	(44,444,000)	(44,444,000)
Amortization of prior service cost on defined benefit retirement plan	—	—	23,000	23,000

Balance, December 31, 2008	$(11,272,000)	4,526,000	(49,712,000)	(56,458,000)

(11) Pension Benefits

        As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the "Plan"). The Plan covered substantially all of SFTP's employees. During 1999, the Plan was amended to cover substantially all of our domestic full-time employees. During 2004, the Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003. The Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. Plan assets are invested primarily in common stock and mutual funds. The Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(11) Pension Benefits (Continued)

        We "froze" our pension plan effective March 31, 2006, pursuant to which participants will no longer continue to earn future pension benefits. A curtailment loss of $3,125,000 was recorded during the first quarter of 2006.

Benefit Obligations and Plan Assets

        Beginning with our December 31, 2006 consolidated balance sheet, SFAS 158 requires us to recognize on its consolidated balance sheet the funded status of its defined benefit plan. The funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. The following table presents the incremental effect on our December 31, 2006 balance sheet as a result of adopting this recognition requirement from SFAS 158:

	Before Adjustment	Adoption Adjustment	After Adjustment
Intangible asset	$165,000	(165,000)	—
Total assets	3,187,781,000	(165,000)	3,187,616,000
Pension liability included in other long-term liabilities	22,148,000	3,869,000	26,017,000
Total liabilities	2,487,318,000	3,869,000	2,491,187,000
Additional minimum liability included in accumulated other comprehensive loss	(9,856,000)	(4,034,000)	(13,890,000)
Total stockholders' equity (deficit)	(2,179,000)	(4,034,000)	(6,213,000)
Total liabilities and stockholders' equity (deficit)	$3,187,781,000	(165,000)	3,187,616,000

Change in benefit obligation

	2008	2007
Benefit obligation, January 1	$154,481,000	$156,973,000
Service cost	530,000	726,000
Interest cost	9,537,000	9,159,000
Actuarial gain	3,288,000	(6,904,000)
Benefits paid	(5,426,000)	(4,554,000)
Curtailments	—	(919,000)

Benefit obligation, December 31	$162,410,000	$154,481,000

        The accumulated benefit obligation for the U.S. pension plans at the end of 2008 and 2007 was $160,448,000 and $152,212,000, respectively.

        We use a measurement date of December 31 for our pension plan.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(11) Pension Benefits (Continued)

Weighted average assumptions used to determine benefit obligations as of December 31

	2008	2007
Discount rate	6.125%	6.250%
Rate of compensation increase	4.000%	4.000%

	2008	2007
Change in Plan assets
Fair value of plan assets, January 1	$145,786,000	130,956,000
Actual return on plan assets	(30,218,000)	10,458,000
Employer contribution	2,003,000	8,926,000
Benefits paid	(5,426,000)	(4,554,000)

Fair value of plan assets, December 31	$112,145,000	145,786,000

        Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

        The asset allocation for the Six Flags pension plan at the end of 2008 and 2007, and the target allocation for 2009, by asset category, follows. The fair value of plan assets plans is $112,145,000 and $145,786,000 at the end of 2008 and 2007, respectively. The expected long term rate of return on these plan assets was 7.50% in 2008 and 7.50% in 2007.

		Percentage of Plan Assets at December 31,
	Target Allocation for 2009
Asset category		2008	2007
Equity securities	60.0%	50.3%	59.0%
Fixed Income	38.5%	49.3%	40.3%
Short Term Investments	1.5%	0.4%	0.7%
Other	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

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

Years Ended December 31, 2008, 2007 and 2006

(11) Pension Benefits (Continued)

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

Funded Status

        The following shows the funded status of the Plan, reconciled to the amount in the consolidated balance sheets at December 31:

	2008	2007
Fair value of Plan assets	$112,145,000	145,786,000
Benefit obligation	(162,410,000)	(154,481,000)

Funded status	$(50,265,000)	(8,695,000)

	2008	2007
Non-current asset	$—	—
Current liability	—	—
Non-current liability	(50,265,000)	(8,695,000)

Amount recognized in consolidated balance sheet	$(50,265,000)	(8,695,000)

        At December 31, 2008 and 2007 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit and Accumulated Benefit Obligations Exceed the Fair Value of Plan Assets
	2008	2007
Projected benefit obligation	$162,410,000	154,481,000
Accumulated benefit obligation	160,448,000	152,212,000
Fair value of Plan assets	112,145,000	145,786,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(11) Pension Benefits (Continued)

Expected Cash Flows

        Information about expected cash flows for the plan follows:

Employer Contributions for Fiscal Year 2009
2009 (expected) to plan trusts	$2,889,000
Expected benefit payments:
2009	5,807,000
2010	6,426,000
2011	7,078,000
2012	7,722,000
2013	8,237,000
2014 – 2018	50,132,000

$88,291,000

        In addition to the expected contributions in the table above, we anticipate the need to make additional contributions to the extent required by the Pension Protection Act funding requirements which require us to fund at least 75% of the projected pension obligation no later than September 2009.

Components of net periodic benefit cost and other comprehensive income (loss)

	Years ended December 31,
	2008	2007	2006
Net periodic benefit cost:
Service cost	$530,000	$726,000	$2,290,000
Interest cost	9,537,000	9,159,000	8,968,000
Expected return on plan assets	(10,938,000)	(10,015,000)	(9,397,000)
Amortization of prior service cost	23,000	32,000	77,000
Amortization of net actuarial loss	—	179,000	677,000
Curtailment loss	—	41,000	3,125,000

Total net periodic benefit cost	$(848,000)	$122,000	$5,740,000

Other comprehensive income (loss):
Current year actuarial gain (loss)	$(44,444,000)	$8,347,000	$—
Amortization of actuarial gain	—	179,000	—
Amortization of prior service cost	23,000	73,000	—
Change in additional minimum liability on defined benefit retirement plan	—	—	11,572,000

Total other comprehensive income (loss)	$(44,421,000)	$8,599,000	$11,572,000

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(11) Pension Benefits (Continued)

Weighted-average assumptions used to determine net cost

Discount rate	6.250%	5.875%	5.750%
Rate of compensation increase	4.000%	4.000%	4.000%
Expected return on plan assets	7.500%	7.500%	8.000%

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

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are as follows:

Actuarial loss	$1,220,000
Prior service cost	70,000

Total	$1,290,000

        At December 31, 2008 and 2007, the Plan's projected benefit obligation exceeded the fair value of Plan assets resulting in the Plan being underfunded by $50,265,000 and $8,695,000, respectively, which we recognized as an other long-term liability in the accompanying consolidated balance sheet. As of December 31, 2008 and 2007, we have recorded in accumulated other comprehensive income (loss) ($49,712,000) and ($5,291,000), respectively.

(12) 401(k) Plan

        We have a qualified, contributory 401(k) plan (the "401(k) Plan"). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. For 2004, 2005 and through November 30, 2006, we matched 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. On December 1, 2006, we changed the employer match to 100% of the first 3% and 50% of the next 2% of salary contributions made by employees. Employer match contributions made prior to December 1, 2006 fully vest upon completion of four years of service. Employer match contributions made after December 1, 2006 fully vest immediately at the time of contribution. We recognized approximately $2,498,000, $2,443,000 and $1,802,000 of related expense in the years ended December 31, 2008, 2007 and 2006, respectively.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies

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

        We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $4.0 million at December 31, 2008, which reflects part of our claim for business interruption and the destroyed assets. The receivable is net of $34.7 million in payments received from our insurance carriers. Subsequent to December 31, 2008, we received $1.6 million in additional payments from our insurance carriers. We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks. Our receivable, net of 2009 cash receipts, totals $2.4 million, which we, at a minimum, expect to recover from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of the wind losses and business interruption claims. We do not intend to operate a theme park on the site that was damaged by Hurricane Katrina. Pursuant to our lease of the property from the City of New Orleans, we are obligated to re-invest in the site to the extent of insurance proceeds received for property damages. However, in such event, we would have the use of such re-investment assets as well as all other leased property for the term of the lease. We are in discussion with the City of New Orleans with regard to cancellation of the lease.

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to Six Flags Over Georgia and Six Flags Over Texas (the "Partnership Parks"). These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park. Among such obligations are (i) minimum annual distributions (including rent) of approximately $60.7 million in 2009 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks (of which we will be entitled to receive in 2009 approximately $20.0 million based on our present ownership of approximately 26% of the Georgia Limited Partner and approximately 38% of the Texas Limited Partner at December 31, 2008), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies (Continued)

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the "Specified Prices"). As of December 31, 2008, we owned approximately 26% and 38% of the Georgia Limited Partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 74% and 62% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $414.4 million at December 31, 2008. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. Pursuant to the 2008 annual offer, we purchased 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008. Pursuant to the 2007 annual offer, we purchased one unit in the Texas Limited Partner and one-half unit in the Georgia Limited Partner for approximately $2.8 million in May 2007. Approximately 0.52 units in the Texas Limited Partner were tendered in 2006. The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Since only an immaterial number of units have been tendered in the annual offerings to purchase since 1998, the maximum number of units that we could be required to purchase for both parks in 2008 would result in an aggregate payment by us of approximately $335.2 million.

        In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the "Subordinated Indemnity Agreement") with certain Six Flags entities, Time Warner Inc. ("Time Warner") and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $15.2 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We intend to incur approximately $9.0 million of capital expenditures at these parks for the 2009 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $37.9 million of aggregate

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies (Continued)

net cash provided by operating activities after capital expenditures during 2008 (net of advances from the general partner). At December 31, 2008, we had total loans outstanding of $198.5 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

        We lease under long-term leases the sites of Six Flags Mexico and La Ronde. We also lease portions of the site of Six Flags Kentucky Kingdom and a small parcel near Six Flags New England. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2008, 2007, and 2006, we recognized approximately $5,372,000, $5,109,000 and $5,731,000, respectively, of rental expense under these rent agreements.

        Total rental expense from continuing operations, including office space and park sites, was approximately $13,067,000, $12,754,000 and $12,199,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        Future minimum obligations under non-cancellable operating leases, including site leases, at December 31, 2008, are summarized as follows (in thousands):

Year ending December 31,
2009	$8,605
2010	7,865
2011	6,953
2012	6,767
2013	6,723
2014	6,567
2015 and thereafter	147,408

Total	$190,888

        We are party to a license agreement pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis. Based on current usage, the annual license fee for 2008 was approximately $3,000,000.

        In November 1999, we entered into license agreements (collectively, the "International License Agreements") pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use. Under the International License Agreements, the license fee is based on specified percentages of the gross revenues of the applicable parks. We have prepaid approximately $2,199,000 of international license fees.

        We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies (Continued)

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

        Although we are contractually committed to make approximately CAD$13.4 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2009 and beyond will be made on a discretionary basis.

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

        In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County, alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and formerly owned parks in California between November 2001 and December 18, 2007. While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense. In March 2009, we are required to pay $254,000 (which is recorded in other expense as of December 31, 2008) into the settlement fund based on our meeting certain performance criteria in 2008. In March 2010, we may be required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2009.

        On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against Six Flags Theme Parks Inc. and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in "excess of" $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million. The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies (Continued)

good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages. The case was tried before a jury during the two-week period from March 17 to March 28, 2008 and the jury rendered a verdict in our favor, dismissing the claim. The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008. On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District. We will continue to defend ourselves vigorously, as we believe the plaintiffs' claims are without merit.

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

        On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff is seeking damages against us for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to Six Flags Over Georgia on July 3, 2007. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our consolidated financial statements do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

        We are party to various other legal actions arising in the normal course of business. We do not expect to incur any material liability by reason of such actions.

        We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,660,000 and $32,971,000 of which was outstanding at December 31, 2008 and December 31, 2007, respectively), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest). Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies (Continued)

venture to repay the loan will be dependent upon the joint venture's ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit. We also agreed to indemnify the lender with respect to certain environmental conditions in connection with the real property security for the loan. In the event we are required to fund amounts under the guarantee, the letter of credit or the environmental indemnity, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.

        For the years ended December 31, 2008, 2007 and 2006, we have received or accrued $769,000, $801,000 and $649,000, respectively, in management fee revenues from the joint venture. We have advanced the joint venture approximately $0.9 million, $0.4 million and $2.2 million as of December 31, 2008, 2007 and 2006, respectively. During 2008, we contributed approximately $913,000 to the joint venture for our portion of four capital calls.

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

        At December 31, 2008, we have accrued liabilities for tax and other indemnification contingencies of $21.2 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid. In December 2007, we reversed $2.8 million of these accrued liabilities because the statute of limitations had expired.

        Red Zone LLC requested that we reimburse certain of the expenses it incurred in connection with its 2005 stockholder consent solicitation. By virtue of the successful consent solicitation, three individuals nominated by Red Zone LLC, including Daniel M. Snyder, the Chairman of our Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors. Our Board of Directors authorized us to reimburse Red Zone LLC for the reasonable expenses incurred in connection with its consent solicitation subject to approval by our stockholders. Red Zone LLC requested reimbursement for expenses that include financial advisory fees, legal fees, travel compensation and signing bonuses paid by Red Zone LLC to Mr. Shapiro and additional individuals who have become our employees and other out of pocket expenses. The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone LLC's expenses was reasonable. Stockholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006. We recognized the reimbursement as other expense in the consolidated financial statements for 2006.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(14) Business Segments

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

	2008	2007	2006
	(in thousands)
Theme park revenues	$1,021,298	970,825	942,177
Theme park cash expenses	(663,319)	(692,449)	(649,484)

Aggregate park EBITDA	357,979	278,376	292,693
Minority interest in earnings—EBITDA	(40,728)	(43,791)	(45,103)
Equity in operations of partnerships—EBITDA	8,529	5,604	752
Corporate expenses	(50,526)	(50,558)	(67,422)
Stock-based compensation	(6,202)	(12,525)	(15,728)
Net gain (loss) on debt extinguishment	107,743	(13,210)	—
Other income (expense)	(14,627)	(20,122)	(11,566)
Loss on disposal of assets	(17,692)	(39,243)	(27,057)
Equity in operations of partnerships—depreciation and other expense	(9,335)	(6,106)	(1,700)
Minority interest in earnings—depreciation and other expense	—	4,107	4,880
Depreciation and amortization	(139,609)	(137,906)	(131,499)
Interest expense	(178,516)	(200,846)	(202,826)
Interest income	2,342	3,203	2,918

Income (loss) from continuing operations before income taxes	$19,358	(233,017)	(201,658)

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(14) Business Segments (Continued)

        One of our parks is located in Mexico and one is located in Canada. The following information reflects our long-lived assets and revenues by domestic and foreign categories for 2008, 2007 and 2006:

	Domestic	Foreign	Total
	(in thousands)
2008:
Long-lived assets	$2,503,351	116,608	2,619,959
Revenues	919,335	101,963	1,021,298
Income from continuing operations before income taxes	3,362	15,996	19,358
2007:
Long-lived assets	$2,551,799	149,970	2,701,769
Revenues	874,923	95,902	970,825
Income (loss) from continuing operations before income taxes	(246,407)	13,390	(233,017)
2006:
Long-lived assets	$2,562,212	142,820	2,705,032
Revenues	853,470	88,707	942,177
Income (loss) from continuing operations before income taxes	(213,743)	12,085	(201,658)

        Long-lived assets include property and equipment and intangible assets.

(15) Changes in Management and Strategy

        Following a successful stockholder consent solicitation by Red Zone LLC, an entity managed by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of our Board of Directors and two persons nominated by Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time. In 2006, our Board of Directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives.

        The management change resulted in $14.6 million in severance and other expenses in 2006, which were included in selling, general and administrative expenses.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2008, 2007 and 2006

(16) Quarterly Financial Information (Unaudited)

        Following is a summary of the unaudited interim results of operations for the years ended December 31, 2008 and 2007:

	2008
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$68,224,000	345,683,000	489,340,000	118,051,000	1,021,298,000
Net income (loss) applicable to common stock	(155,397,000)	89,099,000	137,977,000	(206,612,000)	(134,933,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.62)	0.92	1.42	(2.12)	(1.39)
Diluted	(1.62)	0.63	0.95	(2.12)	(1.39)

	2007
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$50,652,000	343,629,000	464,215,000	112,329,000	970,825,000
Net income (loss) applicable to common stock	(176,054,000)	(50,880,000)	84,186,000	(132,381,000)	(275,129,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.86)	(0.54)	0.89	(1.39)	(2.90)
Diluted	(1.86)	(0.54)	0.61	(1.39)	(2.90)

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
(k)
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Preferred Stock—incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed on December 8, 2008.

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
(o)
Indenture, dated as of June 16, 2008, among Six Flags, Inc., Six Flags Operations, Inc. and HSBC Bank USA, National Association—incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed on June 19, 2008.
(p)
Rights Agreement, dated as of December 2, 2008, between Six Flags, Inc. and The Bank of New York Mellon, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate) —incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed on December 8, 2008.
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
(v)	Registrant's 2001 Stock Option and Incentive Plan—incorporated by reference from Exhibit 4(dd) to Registrant's Form 10-K for the year ended December 31, 2002.
(w)	Registrant's Stock Option Plan for Directors—incorporated by reference from Exhibit 4(ee) to Registrant's Form 10-K for the year ended December 31, 2002.
(x)
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
(y)
Amendment No. 1 Subordinated Indemnity Agreement, dated November 5, 1999, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10 (bb) to Registrant's Form 10-K for the year ended December 31, 2003.
(z)
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
(aa)	Form of Indemnity Agreement—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on September 15, 2004.
(bb)	2004 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006.

(cc)	Form of Employee Severance Agreement—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on July 22, 2005.
(dd)
Termination Agreement between Six Flags, Inc. and Kieran E. Burke, dated December 23, 2005—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on December 30, 2005.
(ee)	Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated January 17, 2006—incorporated by reference from Exhibit 10(nn) to Registrant's Form 10-K for the year ended December 31, 2005.
(ff)	Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated January 17, 2006—incorporated by reference from Exhibit 10(oo) to Registrant's Form 10-K for the year ended December 31, 2005.
(gg)	Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated January 17, 2006—incorporated by reference from Exhibit 10(pp) to Registrant's Form 10-K for the year ended December 31, 2005.
(hh)	Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated January 17, 2006—incorporated by reference from Exhibit 10(qq) to Registrant's Form 10-K for the year ended December 31, 2005.
(ii)	Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated January 23, 2006—incorporated by reference from Exhibit 10(rr) to Registrant's Form 10-K for the year ended December 31, 2005.
(jj)	Six Flags, Inc. 2006 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on May 30, 2006.
(kk)	Six Flags, Inc. 2006 Employee Stock Purchase Plan—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on May 30, 2006.
(ll)
Consulting Agreement, dated as of August 28, 2006, by and between Six Flags, Inc. and Brian Jenkins—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on September 12, 2006.
(mm)
Employment Agreement, dated as of September 26, 2006, by and between Mark Shapiro and Six Flags, Inc.—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on October 2, 2006.
(nn)	Award Agreement for the Grant of Restricted Stock to Mark Shapiro—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on October 2, 2006.
(oo)	Award Agreement for the Grant of $12 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 2, 2006.
(pp)	Award Agreement for the Grant of $15 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 2, 2006.
(qq)	Award Agreement for the Grant of Noncontingent Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 2, 2006.

	(rr)	Securities Purchase Agreement by and among Six Flags Theme Parks Inc., Funtime, Inc., Elitch Garden Holdings G.P., Frontier City Properties, Inc., SF Splashtown GP Inc., SF Splashtown Inc., Spring Beverage Holding Corp. and PARC 7F-Operations Corporation, dated as of January 10, 2007—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on January 17, 2007.
	(ss)	Form of Unsecured Subordinated Promissory Note—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on January 17, 2007.
	(tt)	Form of Limited Rent Guaranty (Six Flags)—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on January 17, 2007.
(uu)
Employment Agreement, dated as of January 1, 2007, by and between James M. Coughlin and Six Flags, Inc.—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on January 17, 2007.
	(vv)	Six Flags, Inc. 2007 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 24, 2007.
(ww)
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
(xx)
Amended and Restated Guarantee and Collateral Agreement, dated as of May 25, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc. and the subsidiaries of Six Flags Theme Parks Inc. signatory thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 30, 2007.
(yy)
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
(zz)
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
	(aaa)	Six Flags, Inc. 2008 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on May 28, 2008.
*(12)	Computation of Ratio of Earnings to Fixed Charges.

*(21)	Subsidiaries of the Registrant.
*(23.1)	Consent of Independent Registered Public Accounting Firm.
*(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.