Form 10-K/A
period 2008-12-31
SIX FLAGS, INC.
filed 2009-04-30
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  1-13703

SIX FLAGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1540 Broadway, 15th Fl., New York, NY 10036
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (212) 652-9403

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.025 per share, with rights to purchase Series A Junior Preferred Stock	Over the Counter Bulletin Board
Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7 1/4% Convertible Preferred Stock	Over the Counter Bulletin Board

Securities registered pursuant to Sec. 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest most practicable date:  The number of shares of common stock, par value $0.025 per share, of the registrant outstanding as of April 29, 2009 was 97,775,488 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2008 (“Original 10-K”) of Six Flags, Inc. (the “Company”) is being filed with the Securities and Exchange Commission to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (“Part III Information”).  No changes have been made to the Original 10-K other than the addition of the Part III Information and updates to the Exhibit Index.  Except for the foregoing, this Amendment No. 1 of Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

i

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•              the failure to successfully consummate a restructuring described in the Original 10-K;

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

•              the other factors that are described in “Risk Factors” in the Original 10-K.

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

*        *        *        *        *

•              As used in this Amendment No. 1 on Form 10-K/A, unless the context requires otherwise, the terms “we,” “our,” or “Six Flags” or “the Company” refer collectively to Six Flags, Inc. and its consolidated subsidiaries and “Holdings” refers only to Six Flags, Inc., without regard to its subsidiaries.

•              Looney Tunes characters, names and all related indicia are trademarks of Warner Bros. © 2009, a division of Time Warner Entertainment Company, L.P.  Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics © 2009. Cartoon Network and logo are trademarks of Cartoon Network © 2009. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc. © 2009, a subsidiary of Six Flags. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc. © 2009, a subsidiary of Six Flags.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of the Board of Directors

Name	Age as of April 1, 2009	Position(s) with the Company
Charles Elliott Andrews	57	Director
Mark Jennings	46	Director
Jack Kemp	73	Director
Robert J. McGuire	72	Director
Perry Rogers	40	Director
Dwight C. Schar	67	Director
Mark Shapiro	38	CEO, President and Director
Daniel M. Snyder	44	Chairman of the Board
Harvey Weinstein	56	Director

Charles Elliott Andrews, Director.  Mr. Andrews has served as a Director of the Company since January 2006.  Mr. Andrews was employed at SLM Corporation, more commonly known as Sallie Mae, from February 2003 through September 2008.  Mr. Andrews served in several roles at Sallie Mae including Executive Vice President and Chief Financial Officer, with responsibilities for Finance, Accounting and Risk Management, and President and Chief Executive Officer.  Prior to joining Sallie Mae, Mr. Andrews was a partner at Arthur Andersen from September 1984 to February 2003.  Mr. Andrews is also a director and member of the Audit Committee of NVR, Inc. and U-Store-It Trust.

Mark Jennings, Director.  Mr. Jennings has served as a Director of the Company since January 2006. Since September 1996, Mr. Jennings has been the Managing Partner and co-founder of Generation Partners, a $325 million private investment firm that acquires and provides growth capital to companies primarily in the business and information services, healthcare and media & entertainment sectors. Prior to founding Generation Partners, Mr. Jennings was a Partner at Centre Partners, a private equity firm affiliated with Lazard Freres, and prior to that, he was employed at Goldman Sachs & Co. Through Generation and predecessor firms, he has invested in more than 50 companies and has served on the Board of Directors of 23 companies, including inVentiv Health, Inc., Virtual Radiologic Corporation, Post Education, Sterling Infosystems, Agility Recovery Solutions and Medvance Institute.  Mr. Jennings is currently a director of Virtual Radiologic Corporation and inVentiv Health, Inc.

Jack Kemp, Director.  Mr. Kemp has served as a Director of the Company since January 2006. Mr. Kemp is the founder and chairman of Kemp Partners, a strategic consulting firm. Mr. Kemp is also a director of Oracle Corporation, a computer software company, and Hawk Corporation, a specialized components manufacturer.

Robert J. McGuire, Director.  Mr. McGuire has served as a Director of the Company since May 2003. Since June 2005, Mr. McGuire has been an attorney in private practice in New York. From January 1998 through June 2005, Mr. McGuire served as counsel to Morvillo, Abramowitz, Grand, Iason & Silberburg, P.C., a New York law firm. Prior thereto, he served as Police Commissioner of The City of New York, Chairman and Chief Executive Officer of Pinkerton’s Inc. and President of Kroll Associates Inc. Mr. McGuire is Vice Chairman of the Police Athletic League, New York City’s largest youth organization.  Mr. McGuire is also a director and member of the Audit Committee of Mutual of America, Protection One, Inc. and Artio Global Funds.

Perry Rogers, Director.  Mr. Rogers has served as a Director of the Company since March 2006. Mr. Rogers currently serves as President and Owner of PR Partners, Inc., a sports management company in Las Vegas, Nevada.  From 1994 to 2008, Mr. Rogers served as President of Agassi Enterprises, Inc., a management firm. In addition, from 2002 to 2008, Mr. Rogers served as President of Alliance Sports Management Co., a management firm.

Dwight Schar, Director.  Mr. Schar has served as a Director of the Company since December 2005. Mr. Schar has served as the Chairman of NVR, Inc., one of the largest homebuilders in the United States, for over five years. From 1980 until July 1, 2005, Mr. Schar also served as Chief Executive Officer of NVR, Inc. Mr. Schar is a member of the Board of Directors of dick clark productions, inc.  Mr. Schar is active in the greater Washington community, involved in numerous business and educational groups, as well as on a political level such as former National Finance Chair of the Republican National Committee. He was also an appointee to the President’s Advisory Committee on the Arts for the Kennedy Center.

Mark Shapiro, President, Chief Executive Officer and Director.  Mr. Shapiro has served as President, Chief Executive Officer and a Director of the Company since December 2005. From September 2002 to October 2005, Mr. Shapiro served as the Executive Vice President, Programming and Production of ESPN, Inc. From July 2001 to September 2002, he served as Senior Vice President and General Manager, Programming at ESPN. Prior to July 2001, he was Vice President and General Manager of ESPN Classic and ESPN Original Entertainment. From October 2005 until December 2005, Mr. Shapiro served as Chief Executive Officer of Red Zone LLC.  Mr. Shapiro is also a director of Live Nation, Inc., dick clark productions, inc., and Tribune Company.

Daniel M. Snyder, Chairman of the Board.  Mr. Snyder has served as Chairman of the Board of the Company since December 2005. Mr. Snyder is an experienced manager of venue-based businesses. Since July 1999, Mr. Snyder has been the Chairman and Principal Owner of the Washington Redskins franchise of the National Football League and FedExField, the team’s wholly-owned 92,000-seat stadium. As one of his key strategies in managing the Washington Redskins, he expanded Redskins sponsorship revenues from $4 million to $48 million and developed significant concession relationships with various vendors through which it sold all concession equipment to Centerplate Food Distribution Company for $16 million, which enabled the Redskins to use the proceeds to pay down its debt. The per capita food spending of Redskins’ customers nearly doubled since Mr. Snyder acquired the team. Mr. Snyder has transformed the franchise into one of the most valuable franchises in U.S. sports (according to the Forbes magazine) at approximately $1.5 billion, nearly doubling its annual revenues since he acquired the team. Mr. Snyder was also founder and former Chairman and Chief Executive Officer of Snyder Communications, Inc., an advertising and marketing company formerly listed on the New York Stock Exchange and which had over $1 billion in annual sales. In September of 2000, Snyder Communications, Inc. was successfully sold to Havas Advertising, S.A. for approximately $2.3 billion. Mr. Snyder is Chairman of the Board of dick clark productions, inc., Managing Member of Red Zebra Broadcasting, LLC, which owns several radio stations in Washington, D.C., Maryland, and Virginia, and a member of the Board of Directors of Johnny Rockets Group, Inc.  He is also Managing Member of RedZone Capital Management Company, LLC, a private equity firm.  Mr. Snyder is Chairman Emeritus of the Board of inVentiv Health, Inc.

Harvey Weinstein.  Mr. Weinstein has served as a Director of the Company since January 2006. Since October 2005, Mr. Weinstein has been the Co-Chairman of The Weinstein Company LLC, a multi-media company. In 1979, Mr. Weinstein and his brother founded Miramax Film Corp., which has released some of the most critically acclaimed and commercially successful independent feature films, including The Aviator, Finding Neverland, Chicago, Gangs of New York, Shakespeare in Love, Good Will Hunting, Pulp Fiction and My Left Foot. Mr. Weinstein was Co-Chairman of Miramax from 1979 through September 2005. In 2004, Mr. Weinstein was named a Commander of the Order of the British Empire by Queen Elizabeth II in recognition of his contribution to the British film industry. Mr. Weinstein has also produced several award winning shows on Broadway and around the world, including The Producers, Gypsy, La Boheme, Wonderful Town and more recently All Shook Up, Sweet Charity and Dirty Rotten Scoundrels.

Family Relationships

There is no family relationship among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent of the common stock, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 or 5) of common stock with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten-percent stockholders are required by SEC rules and regulations to furnish the Company with copies of all such forms they file.

During 2008, to the Company’s knowledge, based solely on the Company’s review of the copies of such forms received by the Company and written representations from certain reporting persons that no additional forms were required for those persons, all the required reports were filed on a timely basis by officers, directors, and greater than ten percent beneficial owners except a Form 4 filed by Walter Hawrylak, which covered two transactions.

Corporate Governance and Board Committees

The Board of Directors

The Company’s business, property and affairs are managed under the direction of the Board of Directors of the Company (the “Board”). The Board is elected by stockholders to oversee management and to assure that the long-term interests of stockholders are being served. The Board has responsibility for establishing broad corporate policies and for the overall performance of the Company. It is not, however, involved in the operating details on a day-to-day basis. The Board is advised of the Company’s business through discussions with the Chief Executive Officer and other officers of the Company, by reviewing reports, analyses and materials provided to them and by participating in Board meetings and meetings of the committees of the Board.

The Board has four regularly scheduled meetings during the year to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between regularly scheduled meetings. Directors are expected to attend all scheduled Board and committee meetings as well as the annual meetings of stockholders.  During the year ended December 31, 2008, the Board held 8 meetings and acted by written consent 4 times.  Each of the directors of the Company attended at least 75% of the meetings of the Board and of the meetings of committees of the Board on which such director served.  All of the directors, other than Mr. Weinstein, attended the 2008 Annual Meeting of Stockholders.

The Board only has one class of directors. As a result, all directors are elected each year by the Company’s stockholders at the annual meeting. Directors may be removed with or without cause by the holders of a majority of the shares then entitled to vote at an election of directors.

The Board currently has nine directors and eight current directors of the Company are being nominated by the Board at the Annual Meeting.  Mr. Weinstein has elected not to continue to serve as a director in the coming year.

Stockholders and other interested parties may contact Jack Kemp, the Lead Independent Director, and the other non-management directors by writing to the Lead Independent Director c/o Six Flags, Inc., 1540 Broadway, New York, New York 10036.

Corporate Governance Documents

The Company’s Corporate Governance Principles, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Management and the charters of the Board committees provide the framework for the governance of the Company.

Corporate Governance Principles

The Corporate Governance Principles cover, among other things, the functions of the Board, the qualifications of directors, director independence, the selection process for new directors, Board committees, compensation of the Board and the succession plan for the chief executive officer and other senior executives.

Code of Business Conduct and Ethics

The Company has adopted and maintains a Code of Business Conduct and Ethics that covers all directors, officers and employees of the Company and its subsidiaries. The Code of Business Conduct and Ethics requires, among other things, that the directors, officers and employees exhibit and promote the highest standards of honest and ethical conduct; avoid conflicts of interest; comply with laws, rules and regulations; and otherwise act in the Company’s best interest.

Code of Ethics for Senior Financial Officers

The Company has also adopted and maintains a separate Code of Ethics for Senior Financial Officers that imposes specific standards of conduct on persons with financial reporting responsibilities at the Company. Each of the Company’s senior financial officers is required to annually certify in writing his or her compliance during the prior year with the Code of Ethics for Senior Financial Officers.

The Company intends to post amendments to or waivers from the Company’s Corporate Governance Principles, Code of Business Conduct and Ethics and the Company’s Code of Ethics for Senior Financial Officers on the Company’s website at www.sixflags.com. No such amendment or waiver has been made or granted prior to the date of this Amendment No. 1 on Form 10-K/A.

Availability of Corporate Governance Documents

The Company’s Corporate Governance Principles, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Management and charters of the committees of the Board are available on the Company’s website at www.sixflags.com. A printed copy of each of these documents is available, without charge, by sending a written request to: Six Flags, Inc., 1540 Broadway, New York, New York 10036, Attention: Secretary.

Board Committees

The Board has designated an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee. The membership of the committees as of April 1, 2009 and the function of each committee are described below.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Executive Committee
C.E. Andrews	X**
Mark Jennings		X	X
Jack Kemp			X
Robert J. McGuire	X		X*	X*
Perry Rogers	X	X
Dwight C. Schar
Mark Shapiro				X
Daniel M. Snyder				X
Harvey Weinstein		X*

*              Chairman

**       Chairman and Audit Committee Financial Expert

Executive Committee

The Executive Committee serves primarily as a means for taking action requiring Board approval between regularly scheduled meetings of the Board. The Executive Committee is authorized to act for the full Board on matters other than those specifically reserved by Delaware law to the Board. The Executive Committee acted by written consent 2 times during 2008. The current members of the Executive Committee are Messrs. Snyder, Shapiro and McGuire.

Audit Committee

The Audit Committee assists the Board in fulfilling its responsibility to oversee management’s conduct of the Company’s financial reporting process, including, review of the internal audit function, the financial reports and other financial information the Company provides to the public, the Company’s systems of internal accounting, financial and disclosure controls, the annual independent audit of the Company’s financial statements, the Company’s legal and regulatory compliance and the Company’s safety programs as established by management. In discharging its duties, the Audit Committee, among other things, has the sole authority to appoint (subject to stockholder ratification), compensate (including fee pre-approvals), evaluate and replace the Company’s independent auditors and oversee their scope of work, independence and their engagement for any other services. The Audit Committee meets independently with those persons performing the Company’s internal auditing function, as well as the Company’s independent auditors and senior management.

The Audit Committee held 5 meetings during 2008 and acted by written consent 1 time during 2008.  A copy of the Audit Committee charter is available to stockholders on the Company’s website at www.sixflags.com. All members of the Audit Committee are independent within the meaning of SEC regulations. In addition, the Board has determined that C.E. Andrews is qualified as an audit committee financial expert under SEC regulations and that all members of the Audit Committee have the accounting and related financial management expertise required by the New York Stock Exchange (“NYSE”). The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation, any duties, obligations or other liability that are greater than the duties, obligations or liabilities imposed on such person as a member of the Audit Committee of the Board in the absence of such designation.  Members of the Audit Committee may not serve on the audit committee of more than three public companies, including the Company, unless the Board has determined that such simultaneous service would not impair the ability of such member to effectively serve on the Audit Committee. None of the members of the Audit Committee serve on the audit committee of more than three public companies.

Compensation Committee

The Compensation Committee, among other duties, (i) is responsible for establishing and reviewing the Company’s overall compensation philosophy; (ii) determines the appropriate compensation levels for the Company’s executive officers (which includes the review and approval of corporate goals and objectives used in determining executive officer compensation); (iii) reviews all incentive compensation and equity-based compensation plans, benefit plans and new executive compensation programs and oversees the administration of such plans; (iv) grants awards of shares or stock options pursuant to the Company’s equity-based plans; and (v) reviews employee salary levels.

The Compensation Committee meets at least annually with the Chief Executive Officer and any other corporate officers as the Compensation Committee deems appropriate while it is determining the performance criteria and compensation levels of key executive officers.  As part of this process, the Chief Executive Officer provides annual performance reviews and compensation recommendations for each of the executive officers who report directly to him.  The Compensation Committee also considers competitive market data, including compensation packages available at a comparable group of peer companies, in making final determinations regarding the compensation of the executive officers.  In 2008, the entire Board ratified the compensation for the Chief Executive Officer and other executive officers named in the Summary Compensation Table (the “named executive officers”).

The Compensation Committee may form and delegate any of its responsibilities to a subcommittee so long as such subcommittee is solely comprised of Compensation Committee members.  No such delegation was made in 2008.  In addition, the Compensation Committee has the direct responsibility for the appointment, termination, compensation and oversight of any compensation and benefit consultants retained by the Company in respect of executive compensation.  In connection with the election of new directors and the selection of a new Chief Executive Officer in early 2006, the Compensation Committee retained Mercer Human Resource Consulting (“Mercer”) as compensation consultants to develop a compensation proposal for the Chairman of the Board, the Chief Executive Officer and the independent directors. The Compensation Committee also retained Mercer to advise it in connection with the bonuses granted the Chief Executive Officer and other named executive with respect to 2008. In connection with its review in 2009 of the Company’s existing employment agreements with the named executive officers, the Compensation Committee engaged Mercer to evaluate a new compensation program for the named executive officers. Mercer was asked to advise the Compensation Committee on compensation arrangements for the named executive officers in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake. The Compensation Committee was also advised in this connection by Houlihan, Lokey, Howard & Zukin Capital, Inc., the Company’s restructuring financial advisor (“Houlihan”). On April 9, 2009, the Company entered into new employment agreements (the “New Agreements”) with the Chief Executive Officer and the other named executive officers. The New Agreements are described elsewhere herein.

The Compensation Committee met three times during 2008.  A copy of the Compensation Committee charter is available to stockholders on the Company’s website at www.sixflags.com.  The Board has determined that each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act, and meets the independence requirements of the NYSE and the “outside director” requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for recommending qualified candidates to the Board for election as directors of the Company, including the slate of directors that the Board proposes for election by stockholders at the Annual Meeting. The Nominating and Corporate Governance Committee also advises and makes recommendations to the Board on all matters concerning directorship practices, including compensation for non-employee directors, and recommendations concerning the functions and duties of the committees of the Board. The Nominating and Corporate Governance Committee developed and recommended to the Board, the Company’s Corporate Governance Principles and reviews, on a regular basis, the overall corporate governance of the Company.

The Nominating and Corporate Governance Committee met 2 times during 2008. A copy of the Nominating and Corporate Governance Committee charter is available to stockholders on the Company’s website at www.sixflags.com. All members of the Nominating and Corporate Governance Committee are independent within the meaning of the NYSE requirements.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by writing to a specific director, including the Lead Independent Director, or to the entire Board at the following address: Board of Directors—Stockholder Communications, c/o Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attention: Secretary. The Secretary will forward all such communications to the directors to whom they are addressed.

Meetings of Independent Directors

The Board schedules at least four meetings a year for the independent directors outside the presence of any member of management. The independent directors may meet in executive session at such other times as determined by the Lead Independent Director. At each executive session, the Lead Independent Director, Jack Kemp, or, in his absence, one of the other independent directors will chair that executive session.

Nomination Process

Role of the Nominating and Corporate Governance Committee

The Board has adopted a set of Corporate Governance Principles which includes qualification criteria that the Nominating and Corporate Governance Committee uses to identify individuals it believes are qualified to become directors. In making recommendations of nominees pursuant to the Corporate Governance Principles, the Nominating and Corporate Governance Committee believes that candidates should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of the stockholders. The Nominating and Corporate Governance Committee also evaluates whether a candidate has an inquisitive and objective perspective, practical wisdom and mature judgment. The Nominating and Corporate Governance Committee endeavors to have a Board representing diverse experience at policy-making levels in both the private and public sector as well as diversity with respect to gender, race and ethnicity. In assessing whether a candidate has the appropriate time to devote to Board service, the Nominating and Corporate Governance Committee will consider the number of boards of directors on which such candidate already serves. Although candidates must be committed to serving on the Board for an extended period of time, the Board does not believe that directors should expect to be routinely renominated annually.

After identifying the qualified individuals and conducting interviews, as appropriate, the Nominating and Corporate Governance Committee will recommend the selected individuals to the Board. The Nominating and Corporate Governance Committee uses the same process to evaluate all candidates, whether they are recommended by the Company or by one or the Company’s stockholders.

The Nominating and Corporate Governance Committee may retain a director search firm to help identify qualified director candidates.

Candidates Proposed by Stockholders for Consideration by the Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has a policy to consider recommendations for director candidates submitted by stockholders. A stockholder recommending an individual for consideration by the Nominating and Corporate Governance Committee must provide (i) evidence in accordance with Rule 14a-8 of compliance with the stockholder eligibility requirements, (ii) written consent of the candidate(s) for nomination as a director, (iii) a resume or other written statement of the qualifications of the candidate(s) for nomination as a director and (iv) all information regarding the candidate(s) and the stockholder that would be required to be disclosed in a proxy statement filed with the SEC if the candidate(s) were nominated for election to the Board, including, without limitation, name, age, business and residence address and principal occupation or employment during the past five years. Stockholders wishing to recommend director candidates for consideration by the Nominating and Corporate Governance Committee should send the required information to the Secretary or Lead Independent Director, c/o Six Flags, Inc., 1540 Broadway, New York, NY 10036. In order to be considered by the Nominating and Corporate Governance Committee, nominations for directors to be elected at the 2010 annual meeting must be received no later than February 9, 2010.

Stockholder Nominations

The Company’s Amended and Restated By-Laws permit a stockholder to nominate one or more persons for election as directors at an annual meeting if written notice of that stockholder’s intent to make the nomination has been given to the Secretary of the Company not less than 90 days nor earlier than 120 days before the first anniversary of the Company’s previous annual meeting.  In order to be considered timely for the 2010 annual meeting, notice of a stockholder’s intent to make a nomination at the meeting must be given to the Company no earlier than February 9, 2010 and no later than March 11, 2010.  If the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, then the written notice must be given not earlier than 120 days prior to such annual meeting and not later than the later of 90 days prior to such annual meeting or the tenth day following the Company’s first public announcement of such annual meeting date. In the case of an election to be held at a special meeting of stockholders, notice must be given not earlier than 120 days prior to such special meeting and not later than the later of 90 days prior to such special meeting or the tenth day following the Company’s first public announcement of the date of the special meeting. The notice shall include all information relating to such nominee that is required to be disclosed in a proxy statement, including, without limitation, the name and address of the nominee, and the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected. The notice shall also include, as to the stockholder submitting the nomination, (i) such person’s name and address; (ii) the class and number of shares of the Company’s capital stock that are owned beneficially and of record; (iii) a representation that the stockholder is entitled to vote at the meeting and intends to nominate the person; and (iv) a representation as to whether the stockholder intends, or is part of a group which intends, to deliver a proxy statement or otherwise solicit proxies from stockholders. The Company may require any proposed nominee to furnish other information as the Company may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Company.

Audit Committee Report

The members of the Audit Committee have been appointed by the Board of Directors. The Audit Committee is governed by a charter that has been approved and adopted by the Board of Directors and which will be reviewed and reassessed annually by the Audit Committee. The Audit Committee is comprised of three independent directors.

The Audit Committee assists the Board of Directors in fulfilling its responsibility to oversee management’s conduct of the Company’s financial reporting process. It does so by reviewing (i) the financial reports and other financial information provided by the Company to any governmental body or to the public, (ii) the Company’s systems of internal controls regarding finance, disclosure, accounting, and legal compliance and (iii) the Company’s auditing, accounting and financial reporting processes generally.

Management is responsible for the preparation and integrity of the Company’s consolidated financial statements. The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards and for issuing a report thereon. The Audit Committee has independently met and held discussions with management and the independent registered public accounting firm.

The following is the report of the Audit Committee of the Company with respect to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008.

To fulfill its responsibility, the Audit Committee has done the following:

•                  The Audit Committee has reviewed and discussed with management the Company’s audited consolidated financial statements and management’s assessment of the effectiveness of the Company’s internal controls over financial reporting.

•                  The Audit Committee has discussed with KPMG LLP, the Company’s independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communications with Audit Committees), as amended, regarding the auditors’ judgments about the quality of the Company’s accounting principles as applied in its financial reporting.

•                  The Audit Committee has received written disclosures and the letter from KPMG LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with KPMG LLP its independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Company’s Board of Directors that the Company’s audited consolidated financial statements and management’s assessment of the Company’s internal controls over financial reporting for the fiscal year ended December 31, 2008 be included in the Company’s Annual Report on Form 10-K for such year for filing with the SEC.

C.E. Andrews
Robert J. McGuire
Perry Rogers

The information contained in the foregoing report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

ITEM 11.                       EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee, which is comprised entirely of independent directors, administers the Company’s executive compensation program. The Compensation Committee determines appropriate compensation levels for the Company’s named executive officers, evaluates compensation plans, policies and programs, and reviews benefit plans for officers and employees.

Compensation Objectives and Philosophy

The goals of the Company’s executive compensation program are to:

•	Provide compensation levels that enable the Company to attract, retain and motivate its executives;

•	Tie individual compensation to individual performance and the success of the Company; and

•	Align executives’ financial interests with those of the Company’s stockholders through equity participation.

The Company’s direct compensation program therefore consists of:

•	Base salary consistent with the executive’s role and contributions to the Company;

•	Annual cash bonuses for certain executives tied to the Company’s and the individual’s performance; and

•

A long-term incentive compensation program used to focus executive efforts on longer-term performance that will enhance the value delivered to stockholders, including awards of stock options and shares of restricted stock.

Compensation Procedures

A substantial number of the Company’s senior management team, including all of the Company’s named executive officers, joined the Company during or after December 2005. Fiscal 2006 was therefore a transition year for the Company, including with respect to executive compensation.

In January 2006, the Board retained independent compensation consultant, Mercer, to advise the Board and the Compensation Committee with respect to appropriate compensatory terms for the Chief Executive Officer, who joined the Company in December 2005. Mercer developed a proposed compensation package that was benchmarked against those of a peer group that included the following companies: Cedar Fair Entertainment Company, Harrah’s Entertainment, Inc., MGM Mirage, Boyd Gaming Corporation, Las Vegas Sands Corp., Penn National Gaming, Inc., Trump Entertainment Resorts, Isle of Capri Casinos, Inc., Station Casinos, Inc., Ameristar Casinos, Inc., Aztar Corporation, Pinnacle Entertainment, Inc., Starwood Hotels & Resorts Worldwide, Inc., Hilton Hotels Corporation, Interstate Hotels & Resorts, Gaylord Entertainment Company, Vail Resorts, Inc. and Regal Entertainment Group. In January 2006, the Board considered and approved the salary, bonus and equity incentive compensation for the Chief Executive Officer based on the recommendation of Mercer and authorized the Compensation Committee to finalize an employment agreement for the Chief Executive Officer incorporating such terms.

At its January 2006 meeting, the Board also considered employment terms for the other named executive officers based on the recommendation of the Chief Executive Officer and on each individual’s respective prior experience, then current compensation level and qualifications. The Board approved the compensation terms and authorized the Compensation Committee to finalize the terms of employment for the named executive officers in an employment agreement for each officer.

In connection with the determination of cash bonuses for the 2008 season, the Compensation Committee again retained Mercer to advise the Compensation Committee with respect to bonus payments to the Chief Executive Officer, and the other named executive officers. Mercer confirmed that the bonus levels approved by the Compensation Committee were appropriate in the context of “superior” performance.

In December 2008, the Compensation Committee retained Mercer to evaluate compensation proposals in connection with its pending review of the employment agreements for each of the named executive officers. Mercer was asked to advise the Compensation Committee on compensation arrangements for the named executive officers in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake. The New Agreements were entered into in April 2009.

In addition to complying with the terms of the employment agreements for the named executive officers, the Compensation Committee reviews both the Company’s performance and individual contributions during the Compensation Committee’s last regularly scheduled meeting of the year to determine if additional compensation should be awarded. During this meeting, the Chief Executive Officer also provides the Compensation Committee with his performance evaluations of the other named executive officers. Based on such information, and on the need to retain certain key executives, the Compensation Committee has the discretion to approve year-end bonus and equity awards.

Total Compensation

The Company intends to provide competitive compensation while offering programs that appropriately motivate the named executive officers to achieve the Company’s business objectives. As a result, the Compensation Committee places emphasis on performance-based compensation and links the level of such compensation to the achievement of the Company’s business objectives. Further, as described more fully below, because the Chief Executive Officer has the most influence over Company performance, a greater percentage of his compensation is performance-based. The Compensation Committee periodically reviews the mix of cash and equity-based compensation to ensure that the mix is appropriate in light of market trends and the Company’s objectives.

Elements of Executive Compensation

Salaries

Salaries are used to provide a fixed amount of compensation for an executive’s work. Although initially established in each named executive officer’s respective employment agreement, the salaries of named executive officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance.  None of the named executive officers received a salary increase in 2008 except pursuant to the terms of his respective employment agreement.

Cash Incentive Awards

Under the employment agreements existing with respect to 2008 (the “Old Agreements”) the named executive officers, other than Mr. Shapiro, were awarded an annual cash bonus largely in the discretion of the Compensation Committee. The Old Agreements for those named executive officers, other than Mark Quenzel, provided a minimum annual bonus to which the officer was entitled.  As described more fully below, the Chief Executive Officer’s annual bonus is subject to the achievement of specific performance goals. The Chief Executive Officer made recommendations for consideration by the Compensation Committee as to the annual bonus for Mr. Quenzel and whether or not the other named executive officers should receive an annual bonus that exceeds the minimum amounts set forth in their respective Old Agreements. With respect to 2008, the Compensation Committee also considered the advice of Mercer. The Compensation Committee considers these recommendations as well as Company-wide and individual performance for that year, taking into account both qualitative and quantitative factors in determining annual bonus amounts for the named executive officers. For fiscal 2008, quantitative factors included actual performance compared to budgeted Adjusted EBITDA, budgeted free cash flow, budgeted attendance, budgeted in-park net revenue per capita and budgeted sponsorship and licensing revenue. The budgeted amounts are established at the beginning of the year. The Compensation Committee may also consider, and place additional weight on, the performance of the specific business unit or function managed by each respective named executive officer. Qualitative factors include initiative, business judgment, level of responsibility and management skills.  Based on the foregoing, all of the named executive officers received a cash bonus for 2008 because the Company’s actual performance in 2008 met or exceeded budgeted quantitative goals. In particular the Compensation Committee considered that during 2008, guest satisfaction surveys were at or above all-time highs, sponsorship and licensing revenue grew 53% to $59 million, the Company achieved total revenue per capita in excess of $40, representing 20% cumulative growth from 2005, and the Company operated at a modified EBITDA margin of over 30%. Adjusted EBITDA in 2008 for the year increased by 45% over 2007 levels, representing the highest EBITDA ever achieved for the current portfolio of parks. Finally, for the first time in the Company’s history, it generated positive free cash flow.

The following chart shows the amount that each named executive officer other than the Chief Executive Officer (whose bonus is discussed below) received and the minimum amount set forth in his respective Old Agreement (where applicable):

Name	Minimum Amount ($)	Actual Amount ($)
Jeffrey R. Speed	250,000	750,000
Mark Quenzel	N/A	500,000
Louis S. Koskovolis	250,000	450,000
Andrew M. Schleimer	100,000	400,000

Both the Old Agreement and the New Agreement of the Chief Executive Officer establish a target and maximum formulaic bonus, both of which are subject to the attainment of specific performance goals, including budgeted EBITDA, budgeted free cash flow, budgeted attendance, budgeted in-park net revenue per capita, and sponsorship and licensing revenues. These performance parameters are weighted as follows: 50% for budgeted EBITDA and 12.5% for each of the remaining parameters. Pursuant to Mr. Shapiro’s Old Agreement and New Agreement, Mr. Shapiro will not receive an annual cash bonus in any year in which actual Adjusted EBITDA is less than 90% of budgeted Adjusted EBITDA. If the actual result for any of the other performance parameters is less than 90% of the budgeted performance parameter, then Mr. Shapiro will not receive the portion of the annual cash bonus that reflects such performance parameter. Mr. Shapiro’s annual cash bonus is further adjusted by the amounts by which the actual performance parameters, including budgeted Adjusted EBITDA, exceed 90% of the budgeted levels.  Based on the foregoing, Mr. Shapiro received a cash bonus in the amount of $3,000,000, of which $1,784,250 represents the formulaic bonus amount based upon the foregoing parameters. The discretionary portion was granted based on the 2008 Company performance described above.  However, in the event that Mr. Shapiro terminates his employment with the Company prior to November 15, 2009 (other than due to death or Disability or for Good Reason), or Mr. Shapiro’s employment is terminated for Cause, Mr. Shapiro is required to pay the Company $1,215,750, which is the portion of the cash bonus in excess of the formulaic amount.

Long-Term Incentive Awards

The Company’s long-term incentive awards are tied to the Company’s performance and the value of the Company’s common stock over several years. These awards are intended to focus the named executive officers on total stockholder return and to reward the named executive officers’ contribution to the long-term growth and performance of the Company. For 2008, the Company’s long-term incentive award program consisted of stock options and restricted stock. The Compensation Committee awards stock options or restricted stock, or a combination thereof, based on its determination of the relative value of each form of award at the time of grant and the performance and responsibilities of each named executive officer.

•               Stock Options

Stock options are granted pursuant to the Company’s various Stock Option and Incentive Plans. The stock options generally have a term ranging from eight to ten years and, in all instances, an exercise price equal to the fair market value (as defined in the applicable plan) of a share of common stock on the date the stock options are granted. The Company’s stock price is the primary performance component for stock options because they have no value to the named executive officers unless the market value of the Company’s common stock increases after the grant date. Existing stock options typically vest 20% upon grant and 20% on the first four anniversaries of such grant date. Stock options awarded for performance are generally determined at the Compensation Committee’s last regularly scheduled meeting of the fiscal year. The grant date for such options is typically the same day as the meeting.  No options were granted with respect to 2008.

•               Restricted Stock

Restricted stock awards are made pursuant to the Company’s various Stock Option and Incentive Plans. Recipients of awards of restricted stock have voting rights and receive dividends on such shares before the awards vest. Generally, existing awards of restricted stock vest one-third on January 1 of each year following the date of grant.  In 2008, none of the named executive officers were granted awards of restricted stock.

Perquisites

The Company provides limited perquisites to named executive officers, certain of which are described below. Compensation paid to the named executive officers with respect to such perquisites is included in the “All Other Compensation” column of the Summary Compensation Table in accordance with the requirements of the SEC. The Compensation Committee reviews the Company’s policies on executive officer perquisites on an annual basis.

Car Allowance. The Company provides a car allowance of $500 per month to Mr. Speed pursuant to Mr. Speed’s employment agreement.

Commute Reimbursement. Pursuant to Mr. Shapiro’s employment agreement, the Company reimburses Mr. Shapiro for his commuting expenses to and from work.

Company Apartment.  The Company leases a corporate apartment near its headquarters in New York City, which is generally available for use by employees of the Company who reside outside of New York City but travel to New York City for business.  The apartment is also made available, as needed, to employees of the Company who are based in New York City but reside outside of New York City.  For those employees who are based in New York City, the Company imputes income to them based on the value of the apartment and the extent of their use of the apartment.

Supplemental Life Insurance and Disability. In addition to the Company’s group insurance policies, the Company provides the Chief Executive Officer with term life insurance with a death benefit equal to his base salary and a disability insurance policy that provides for full income replacement for the first 18 months of the Chief Executive Officer’s disability after which time the standard disability benefit available to senior executives is available to the Chief Executive Officer.

Other Compensation

401(k) Plan and Pension Benefits. The Company has a qualified, contributory 401(k) Plan. In 2008, the Company matched 100% of the first 3% and 50% of the next 2% of salary contributions made by employees, including the named executive officers (subject to tax law limits). The accounts of all participating employees are fully vested upon completion of four years of service.

Deferred Compensation Plans. The Company does not have any deferred compensation plans.

Employment Agreements

In December 2008, the Compensation Committee determined that it was appropriate to review the terms of the named executive officers’ Old Agreements in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake.  In the course of this review, the Compensation Committee retained Mercer to provide information on compensation arrangements in restructuring contexts. The Compensation Committee also sought advice from Houlihan with regard to compensation arrangements and the importance to creditors of the continued service of senior management in order effect a successful restructuring. The Compensation Committee also considered other existing opportunities available to the named executive officers, particularly Mr. Shapiro.  On April 9, 2009, the Company entered into the New Agreements with each of the named executive officers, which superseded the Old Agreements. The New Agreements, which have a term of four years and did not increase the base salary of any named executive officer, are described in more detail herein.  Potential payments upon termination provided for in the New Agreements are also described herein. None of the New Agreements provide for payments solely upon a change in control except Mr. Shapiro’s New Agreement. The Compensation Committee believed that the change in control provisions were necessary to retain the services of Mr. Shapiro beyond the expiration of his Old Agreement, December 31, 2009. All of the other Old Agreements expired in either December 2009 or January 2010, subject, in Mr. Speed’s case, to his right to extend the term for two successive one-year periods.

Section 162(m) Tax Deductibility

Section 162(m) of the Code precludes the Company from deducting compensation in excess of $1,000,000, other than qualified performance-based compensation, payable to the Chief Executive Officer and certain other named executive officers. Although the Company exceeded this limitation for Mr. Shapiro in 2008 by approximately $3,301,625, the resulting loss of deductibility of such amounts did not result in the payment of any additional Federal income tax because the Company had approximately $1.8 billion of net operating loss carryforwards for Federal income tax purposes at December 31, 2008.

2008 Compensation Decisions

Chief Executive Officer

Mark Shapiro was elected to the Board by the Company’s stockholders on November 29, 2005 in connection with Red Zone LLC’s stockholder consent solicitation. A component of Red Zone LLC’s platform was to urge the Board to appoint Mr. Shapiro as Chief Executive Officer and President, and such appointment was made on December 13, 2005. Based upon the Mercer presentation described above, the Compensation Committee approved a final employment agreement and the Company and Mr. Shapiro entered into the Old Agreement on September 26, 2006. The Company believes that all of the terms described below were necessary, competitive and appropriate to retain an executive of Mr. Shapiro’s talent and experience.

Mr. Shapiro’s base annual salary was $1,300,000 for the fiscal year ending December 31, 2008.  Mr. Shapiro was also entitled to receive an annual formulaic bonus, the target of which is $1,300,000 and the maximum of which is $2,600,000, based upon the achievement of certain performance goals as described above. For the reasons described under “–Elements of Executive Compensation—Cash Incentive Awards,” Mr. Shapiro received a cash bonus in the amount of $3,000,000 for 2008.

Mr. Shapiro’s Old Agreement provided for immediate grants of 250,000 shares of restricted stock and stock options to purchase 950,000 shares of common stock. The equity awards contain both time-based and performance-based vesting conditions. Subject to Mr. Shapiro’s continuing employment with the Company, 50% of the restricted shares vest and become free of restrictions upon the fourth anniversary of the date of grant (which vesting date will occur on January 11, 2010) and the remaining 50% of the restricted shares vest and become free of restrictions upon the fifth anniversary of the date of grant (which will occur on January 11,  2011). With respect to the stock options, subject to Mr. Shapiro’s continuing employment with the Company, (i) 475,000 of the stock options vest and become exercisable as follows: 20% upon grant and 20% on each of the following dates January 11, 2007, January 11, 2008, January 11, 2009 and January 11, 2010 and (ii) 475,000 of the stock options are subject to performance-based vesting, pursuant to which 237,500 stock options will vest when the price of the Company’s common stock is at or above $12.00 per share for a period of 90 days, provided that such stock options may not be exercised prior to the second anniversary of the date of grant, and 237,500 stock options will vest when the stock price is at or above $15.00 per share for a period of 90 days, provided that such stock options may not be exercised prior to the third anniversary of the date of grant.

The Compensation Committee determined in November 2006 that an additional equity grant should be awarded to Mr. Shapiro in light of the significant progress the Company made under his leadership during a transition year for the Company. The Compensation Committee recognized Mr. Shapiro’s accomplishments during his first year as Chief Executive Officer of the Company, including assembling a new management team, implementing the Company’s new operational plan to maximize stockholder value, which was a key component of Red Zone LLC’s stockholder consent solicitation approved by the Company’s stockholders, transforming the Company’s culture and boosting employee morale and motivation. In recognition of these achievements, the Compensation Committee approved a grant of 250,000 shares of restricted stock and 750,000 options. Given the process undertaken by the Company to sell certain of its parks during the fourth quarter of 2006, the Compensation Committee and Board approved these stock options with a future grant date to be at least the second business day after the announcement of the results of the sale process so that the grant date price would reflect the increase in stock price, if any, resulting from such announcement. The stock option grants were therefore approved pursuant to Board authorizations that required that the exercise price be the higher of (i) the fair market value of common stock on November 20, 2006, the date of the authorization by the Board and (ii) the fair market value on the second business day following the Company’s announcement of the results of the process undertaken to sell certain parks. In order to grant the stock options and restricted stock on the same date, the grant date of the restricted stock was also delayed. The announcement of the Company’s sale was made on January 11, 2007. As a result, the above equity awards were granted on January 16, 2007 and the stock options have an exercise price of $6.24, the average of the fair market value of common stock on January 16, 2007.  The year-end equity awards for 2006 for the other named executive officers were similarly granted on January 16, 2007.  See Notes 1 and 2 to the Outstanding Equity Awards at Fiscal Year-End table.

The Compensation Committee determined in November 2007 that an equity grant should be awarded to Mr. Shapiro in light of the further progress the Company made under his leadership in his second year as Chief Executive Officer.  During 2007, the Company successfully implemented a series of initiatives, including a capital plan to broaden the family offerings in the parks, staffing initiatives designed to improve the guest experience and a continuation of its efforts to grow revenue per capita, in part, by partnering with well known brand names such as Johnny Rockets and Kodak.  As a result, the Company was successful in attracting a higher percentage of family visitors and obtained the highest guest satisfaction survey scores in the Company’s recent history.  In recognition of these achievements, the Compensation Committee awarded Mr. Shapiro 500,000 shares of restricted stock and options to purchase 250,000 shares of common stock on November 13, 2007.  The restricted stock vests in three equal installments, beginning in January 2010 and the options vest in five equal annual installments beginning on the date of grant.

Other Named Executive Officers

As more fully described under “–Elements of Executive Compensation—Cash Incentive Awards,” based on the Company’s performance during fiscal 2008, the Compensation Committee exercised its discretionary authority to increase the bonus amounts to be paid to the named executive officers. In addition to receiving the base annual salary set forth in each of their respective Old Agreements, (i) Mr. Schleimer was awarded an additional $300,000 above the minimum amount set forth in his Old Agreement, (ii) Mr. Koskovolis was awarded an additional $200,000 above the minimum amount set forth in his Old Agreement, and (iii) Mr. Speed was awarded an additional $500,000 above the minimum amount set forth in his Old Agreement. The Compensation Committee determined the cash bonus to be awarded to Mr. Quenzel based on, among other factors, the recommendation of the Chief Executive Officer, Mr. Quenzel’s individual performance and contributions to the Company during the year and the Company’s 2008 performance as described under “–Elements of Executive Compensation—Cash Incentive Awards.”

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid by the Company to (i) the Company’s Chief Executive Officer, (ii) the Company’s Chief Financial Officer and (iii) the Company’s three most highly compensated executive officers other than the Chief Executive Officer for each of the last three fiscal years.

Name and					Stock	Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)(1)		Awards ($)(2)(3)	Awards ($)(3)(4)	Compensation ($)(5)	Total ($)
Mark Shapiro	2008	1,327,162	3,000,000		1,576,958	1,298,603	51,582	7,254,305
President and Chief Executive Officer	2007	1,308,416	—		1,093,202	2,462,437	69,169	4,933,224
	2006	1,055,192	—		618,114	2,317,295	—	3,990,601
Jeffrey R. Speed	2008	747,462	750,000		247,111	339,033	19,705	2,103,311
Executive Vice President and	2007	722,788	320,000		543,376	530,113	77,117	2,193,394
Chief Financial Officer	2006	639,846	300,000		772,163	414,029	382,432	2,508,470
Louis S. Koskovolis	2008	650,000	450,000		—	171,379	12,008	1,283,387
Executive Vice President,	2007	650,000	250,000	(6)	—	275,652	11,880	1,187,532
Corporate Alliances	2006	612,500	250,000		—	491,332	—	1,353,832
Mark Quenzel	2008	500,000	500,000		62,320	182,633	28,365	1,273,318
Executive Vice President,	2007	500,000	165,000		228,072	289,144	10,440	1,192,656
Park Strategy & Management	2006	525,000	150,000		528,497	300,533	—	1,504,030
Andrew M. Schleimer	2008	500,000	400,000		62,766	143,411	11,360	1,117,537
Executive Vice President,	2007	500,000	110,000		230,007	235,917	10,440	1,086,364
Strategic Development & In-Park Services	2006	476,923	300,000		525,762	278,576	—	1,581,261

(1)

Pursuant to Mr. Shapiro’s Old Agreement, he was entitled to receive a cash bonus in 2008 because actual Adjusted EBITDA for fiscal 2008 was in excess of 90% of budgeted Adjusted EBITDA. The Compensation Committee determined to pay Mr. Shapiro a bonus amount in excess of the maximum amount specified in his employment agreement based on the factors described under “–Elements of Executive Compensation—Cash Incentive Awards.” However, in the event that Mr. Shapiro terminates his employment with the Company prior to November 15, 2009 (other than due to death or Disability or for Good Reason), or Mr. Shapiro’s employment is terminated for Cause, Mr. Shapiro is required to pay the Company $1,215,750, which is the portion of the cash bonus in excess of the formulaic amount calculated in accordance with Mr. Shapiro’s employment agreement.

The amounts paid for each named executive officer other than Mr. Shapiro, in 2008, were based on a recommendation of the Chief Executive Officer and were approved by the Compensation Committee and the Board.  In 2007, the cash bonuses paid to Messrs. Speed, Koskovolis and Schleimer were guaranteed by their respective Old Agreements. Unlike the other bonuses, the amounts paid to Mr. Quenzel in 2007 and 2008 were not dictated by his Old Agreement but were based on a recommendation of the Chief Executive Officer and was approved by the Compensation Committee and the Board.  The amounts shown for 2006 include signing bonuses awarded to Mr. Koskovolis ($50,000) and Mr. Schleimer ($200,000).

(2)               The dollar amount represents the amount recognized for financial statement reporting purposes in accordance with SFAS 123(R).  There were no options or shares of restricted stock granted in 2008. The weighted average grant date fair value for the shares granted in 2007 was $3.61 and the weighted average period over which that cost is expected to be recognized is 2.95 years. The weighted average grant date fair value for the shares granted in 2006 was $9.58 and the weighted average period over which that cost is expected to be recognized is 2.94 years.  In reflecting the compensation cost of these awards, the assumptions used were the same as those reflected for the applicable years in Note 1(q) to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(3)               The equity awards granted in November 2007 related to 2007 performance.  The equity awards granted in January 2007 related to 2006 performance.

(4)               The dollar amount represents the amount recognized for financial statement reporting purposes in accordance with SFAS 123(R).  With the exception of options to purchase 475,000 shares granted to Mr. Shapiro in 2006 with a market-based condition, the estimated fair value of options was calculated using the Black-Scholes option pricing valuation model.  For the options with a market condition, the estimated fair value was determined using the Monte Carlo option pricing valuation model.  In reflecting the compensation cost of these awards, the assumptions used were the same as those reflected for the applicable years in Note 1(q) to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(5)               The following table sets forth the compensation elements of the “All Other Compensation” column:

Executive	Year	Company Contribution to 401(k) Plan ($)(a)	Automobile Allowance ($)(b)	Corporate Apartment ($)(c)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)		Relocation Allowance ($)
Mark Shapiro	2008	9,200	—	1,625	1,440	39,317	(d)	—
Jeffrey R. Speed	2008	9,200	6,000	1,625	2,880	—		—
Louis S. Koskovolis	2008	9,200	—	—	2,808	—		—
Mark Quenzel	2008	9,200	—	17,725	1,440	—		—
Andrew M. Schleimer	2008	9,200	—	—	2,160	—		—

(a)	The Company provides matching contributions of 100% of the first 3% and 50% of the next 2% of covered salary that employees contribute to the Six Flags, Inc. 401(k) Plan (subject to tax law limits).

(b)	Mr. Speed is entitled to a fixed automobile allowance pursuant to his employment agreement.

(c)

The Company leases a corporate apartment near its headquarters in New York City, which is generally available for use by employees of the Company who reside outside of New York City. The amount shown represents imputed income based on use of the apartment.

(d)	Pursuant to Mr. Shapiro’s employment agreement, the Company provided Mr. Shapiro with a disability insurance policy that provides for full income replacement for the first 18 months of Mr. Shapiro’s disability, after which time the standard disability benefit available to senior executives applies to Mr. Shapiro.

(6)               On March 11, 2008, Mr. Koskovolis was granted 156,251 shares of restricted stock in lieu of a cash bonus award for fiscal year 2007.  Such shares of restricted stock vest as follows:  67,935 shares vested on March 11, 2008; 67,935 shares vested on April 7, 2008; and 20,381 shares will vest on March 11, 2011 if the Adjusted EBITDA of the Company for the year ended December 31, 2010 equals or exceeds a certain threshold.  Adjusted EBITDA is defined as the amount shown as such in the Company’s earnings release for the year ended December 31, 2010.

Description of Employment Agreements

As previously discussed, in December 2008, the Compensation Committee determined that it was appropriate to review the terms of the named executive officers’ existing employment agreements in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake.  The Company entered into the New Agreements on April 9, 2009

The New Agreements provide for each named executive officers’ continued employment with the Company in his current position during the four year period expiring on April 1, 2013, unless sooner terminated by either party.

The  New Agreements provide for the following annual base salary and target bonus amounts for the executives:

Executive	Base Salary ($)	Target Bonus ($)
Mark Shapiro	1,300,000	1,300,000
Jeffrey R. Speed	775,000	100% of Base Salary
Louis S. Koskovolis	650,000	500,000
Mark Quenzel	500,000	500,000
Andrew M. Schleimer	500,000	400,000

The New Agreements did not increase the rate of base salary for any of the executives from their current levels. The maximum annual formulaic bonus Mr. Shapiro may receive for any fiscal year is $2.6 million. The minimum annual bonus Mr. Speed will receive for any fiscal year is $250,000. Bonuses will be determined based upon the level of achievement of the following performance parameters: budgeted Adjusted EBITDA, budgeted free cash flow, budgeted attendance, budgeted in-park net revenue per capita and budgeted sponsorship and licensing revenue, each weighted 20% each, except that (i) 50% of Mr. Shapiro’s bonus will be based on the attainment of the Adjusted EBITDA target, with the remaining targets weighted 12.5% each, and (ii) 50% of Mr. Koskovolis’ bonus will be based on the attainment of the sponsorship revenue target, with the remaining targets weighted 12.5% each. No bonuses are payable if 90% of the Adjusted EBITDA target is not obtained, except for Mr. Koskovolis, who will be entitled to 50% of his bonus amount if the sponsorship revenue target is satisfied.

Upon the earlier of the closing of an exchange offer for the Company’s Senior Notes or the Company’s emergence from a Chapter 11 bankruptcy (a “Triggering Event”), the named executive officers will be entitled to receive restructuring bonuses in the following amounts:

Restructuring Bonus ($)
Mark Shapiro	3,000,000
Jeffrey R. Speed	750,000
Louis S. Koskovolis	325,000
Mark Quenzel	250,000
Andrew M. Schleimer	250,000

Restructuring bonuses are payable in a lump sum cash payment within ten business days of the Triggering Event, except that $1,000,000 of Mr. Shapiro’s restructuring bonus will become payable on the first anniversary of the Triggering Event (subject to his continued employment through such date) or, earlier, upon the termination of Mr. Shapiro’s employment without “cause,” for “good reason,” without “good reason” in connection with a “change in control” or “significant change in board composition,” or due to death or “disability” (as such terms are defined in the New Agreements).

In addition, upon the occurrence of a Triggering Event, the Company will grant stock options and restricted stock to the named executive officers representing the following percentages of the Company’s then outstanding shares of common stock after giving effect to any restructuring in connection with a Triggering Event and any equity grants:

Executive	Restricted Stock (%)	Stock Option (%)
Mark Shapiro	1.25	1.25
Jeffrey R. Speed	0.625	0.625
Louis S. Koskovolis	0.375	0.375
Mark Quenzel	0.375	0.375
Andrew M. Schleimer	0.375	0.375

The restricted stock will vest ratably over four years and the stock options will cliff vest after four years, subject in each case to a named executive officers’ continued employment through the applicable vesting date.

Severance will become payable under the New Agreements upon termination of a named executive officer’s employment without “cause” or for “good reason” during the contract term. Mr. Shapiro would be entitled to receive, in addition to a pro-rated target bonus, a lump sum cash amount equal to the greater of (a) the sum of his base salary and target bonus for the remaining balance of the contract term, or (b) three times the sum of his base salary and bonus (calculated based on his annual bonus for the prior year). Mr. Speed would be entitled to receive the greater of (a) the sum of his base salary and target bonus for the remaining balance of the contract term, or (b) two times the sum of his base salary and target bonus. Each other named executive officer would receive an amount equal to the sum of the named executive officer’s base salary for the remaining balance of the contract term and the named executive officer’s annual bonus for the prior year. In addition, each named executive officer will receive twelve months (36 months for Mr. Shapiro) of continued health and life insurance coverage and all outstanding stock options and restricted stock will become fully vested (with stock options generally remaining exercisable for the balance of their terms).

If Mr. Shapiro terminates his employment without “good reason” during the 90 day period following a “significant change in board composition” (i.e., the directors of the Company cease to hold a majority of seats on the Board, plus two additional Board seats), in addition to a pro-rated target bonus, Mr. Shapiro will be entitled to one-half of the severance payments and benefits that he would receive upon a termination without “cause” (as specified above) and full vesting of one-half of all unvested options and shares of restricted stock previously granted to him. If Mr. Shapiro terminates his employment without “good reason” during the 90 day period following a “change in control,” in addition to a pro-rated target bonus, Mr. Shapiro will be entitled to the severance payments and benefits that he would receive upon a termination without “cause” (as specified above). In addition, upon a “change in control” all of Mr. Shapiro’s outstanding stock options and restricted stock fully vest (with continued exercisability of such stock options for the balance of their terms, subject to certain limits).

Upon expiration of the contract term, Mr. Shapiro will be entitled to receive an amount equal to (i) 18 months base salary, plus (ii) his annual bonus for the prior fiscal year, and all of Mr. Shapiro’s outstanding stock options and restricted stock will fully vest (with continued exercisability of such stock options for the balance of their terms, subject to certain limits). In addition, upon expiration of the contract term, each named executive officer will receive a pro-rata target bonus for such year.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the total outstanding equity awards as of December 31, 2008 for each of the named executive officers:

		Option Awards						Stock Awards
				Equity							Equity Incentive
				Incentive						Equity Incentive	Plan Awards:
				Plan Awards:					Market	Plan Awards:	Market or
		Number of	Number of	Number of				Number of	Value of	Number of	Payout Value
		Securities	Securities	Securities				Shares or	Shares or	Unearned	of Unearned
		Underlying	Underlying	Underlying				Units of	Units of	Shares, Units	Shares, Units
		Unexercised	Unexercised	Unexercised		Option	Option	Stock That	Stock That	Or Other Rights	or Other Rights
	Grant	Options (#)	Options (#)	Unearned		Exercise	Expirat-	Have Not	Have Not	That Have Not	That Have Not
Name	Date	Exercisable	Unxerciseable (1)	Options (#)		Price ($)	ion Date	Vested (#) (2)	Vested ($)(3)	Vested (#)	Vested ($)
Mark Shapiro	1/11/06	285,000	190,000	475,000	(4)	9.21	1/11/16	250,000	77,500	—	—
	1/16/07	300,000	450,000	—		6.24	1/16/15	250,000	77,500	—	—
	11/13/07	100,000	150,000	—		2.17	11/13/17	500,000	155,000	—	—
Jeffrey R. Speed	2/14/06	90,000	60,000	—		10.27	2/14/16	100,000	31,000	—	—
	1/16/07	80,000	120,000	—		6.24	1/16/15	50,000	15,500	—	—
	11/13/07	120,000	180,000	—		2.17	11/13/17	50,000	15,500	—	—
Mark Quenzel	1/11/06	60,000	40,000	—		9.21	1/11/16	66,667	20,667	—	—
	1/16/07	40,000	60,000	—		6.24	1/16/15	—	—	—	—
	11/13/07	60,000	90,000	—		2.17	11/13/17	—	—	—	—
Louis S. Koskovolis	2/14/06	120,000	80,000	—		10.27	2/14/16	—	—	—	—
	1/16/07	10,000	15,000	—		6.24	1/16/15	—	—	—	—
	11/13/07	40,000	60,000	—		2.17	11/13/17	—	—	—	—
	3/11/08	—	—	—		—	—	20,381	6,318
Andrew M. Schleimer	1/18/06	60,000	40,000	—		10.16	1/18/16	66,667	20,667	—	—
	1/16/07	30,000	45,000	—		6.24	1/16/15	—	—	—	—
	11/13/07	40,000	60,000	—		2.17	11/13/17	—	—	—	—

(1)       The vesting dates for the stock options are as follows:

Name	Grant Date	Vesting Dates
Mark Shapiro	1/11/06	20% on date of grant and on each of 1/11/07, 1/11/08, 1/11/09 and 1/11/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11
Jeffrey R. Speed	2/14/06	20% on date of grant and on each of 2/14/07, 2/14/08, 2/14/09 and 2/14/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11
Mark Quenzel	1/11/06	20% on date of grant and on each of 1/11/07, 1/11/08, 1/11/09 and 1/11/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11

Louis S. Koskovolis	2/14/06	20% on date of grant and on each of 2/14/07, 2/14/08, 2/14/09 and 2/14/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11
Andrew M. Schleimer	1/18/06	20% on date of grant and on each of 1/18/07, 1/18/08, 1/18/09 and 1/18/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11

(2)                    The vesting dates for the shares of restricted stock are as follows:

Name	Grant Date	Vesting Dates
Mark Shapiro	1/11/06	50% on each of 1/11/10 and 1/11/11
	1/16/07	100% on 1/1/11
	11/13/07	166,666 on 1/1/10 and 333,334 on 1/1/11
Jeffrey R. Speed	2/14/06	Equal installments on each of 1/1/07, 1/1/10 and 1/1/11
	1/16/07	16,666 on 1/1/10 and 33,334 on 1/1/11
	11/13/07	16,666 on 1/1/10 and 33,334 on 1/1/11
Mark Quenzel	1/11/06	Equal installments on each of 1/1/07, 1/1/10 and 1/1/11
Louis S. Koskovolis	3/11/08	67,935 on 3/11/08, 67,935 on 4/1/08 and 20,381 on 3/1/11 (see Note 6 to Summary Compensation Table)
Andrew Schleimer	1/18/06	Equal installments on each of 1/1/07, 1/1/10 and 1/1/11

(3)      The market value is based on the closing price of the Company’s common stock on December 31, 2008 of $0.31 multiplied by the number of shares.

(4)       The stock options granted to Mr. Shapiro are subject to market-based vesting, pursuant to which, subject to Mr. Shapiro’s continuing employment with the Company, (i) 237,500 stock options will vest when the price of the Company’s common stock is at or above $12.00 per share for a period of 90 days, provided that such stock options may not be exercised prior to the second anniversary of the date of grant, and (ii) 237,500 stock options will vest when the stock price is at or above $15.00 per share for a period of 90 days, provided that such stock options may not be exercised prior to the third anniversary of the date of grant.

Option Exercises and Stock Vested

The following table provides information regarding the number of shares of stock that vested during 2008 for each of the named executive officers and the resulting value realized.  No stock option awards held by the named executive officers were exercised during 2008.

Stock Awards
	Number of Shares	Value Realized
Name	Acquired on Vesting (#)	on Vesting ($)
Mark Shapiro	—	—
Jeffrey R. Speed	—	—
Mark Quenzel	—	—
Louis S. Koskovolis	135,870	237,773
Andrew M. Schleimer	—	—

Pension Benefits

The Company’s tax-qualified defined benefit pension plan known as the Six Flags, Inc. Pension Plan was “frozen” effective March 31, 2006, pursuant to which participants (excluding certain union employees) no longer continue to earn future pension benefits.  None of the named executive officers participates in the plan.

Non-Qualified Deferred Compensation

The Company does not offer non-qualified defined contribution or other deferred compensation plans to its executive officers.

Potential Payments Upon Termination

Description of Severance Provisions

All of the named executive officers have provisions in their New Agreements providing for separation payments and benefits upon certain types of termination of employment.  The Company does not provide for post-termination payments solely in the event of a change in control except in the case of Mr. Shapiro.  The amounts shown and discussed in this section assume that a termination was effective as of December 31, 2008, unless otherwise indicated.

Payments Made Upon Death or Disability

Upon a named executive officer’s death or disability, other than with respect to Messrs. Shapiro and Speed, such executive (or his estate and/or beneficiaries) would be entitled to receive (i) unpaid base salary through the date of termination; (ii) any earned but unpaid bonus for the prior year; and (iii) any benefits due to such executive under any of the Company’s employee benefit plans and any payments due to such executive under the terms of any Company program, arrangement or agreement, excluding any severance program ((i), (ii) and (iii) collectively, the “Accrued Amounts”).  All stock options and shares of restricted stock previously granted to such executive would also fully vest.

In addition to the payments and acceleration of equity awards above, each of Messrs. Shapiro and Speed would also be entitled to receive any expenses owed to him by the Company.  Further, Mr. Shapiro (or his estate and/or beneficiaries) would be entitled to receive a lump sum cash payment equal to his target bonus for the year of termination on a pro-rated basis.

Payments Made Upon Termination for Cause

If the Company terminates a named executive officer for “cause,” as defined below, such named executive officer would be entitled to receive the Accrued Amounts.  Each of Messrs. Shapiro and Speed would also be entitled to receive any expenses owed to him by the Company.  Any unvested options and/or shares of restricted stock previously granted to the executive but not yet vested would not be accelerated.

“Cause” is defined under the employment agreements for Messrs. Koskovolis, Quenzel and Schleimer as follows:

•	executive’s willful and continuing failure to substantially perform his duties;

•	executive’s willful malfeasance or gross neglect in the performance of his duties;

•	executive’s conviction of, or plea of guilty or nolo contendere to, the commission of a felony or a misdemeanor involving moral turpitude;

•	the commission by the executive of an act of fraud or embezzlement against the Company or any affiliate; or

•	executive’s willful breach of any material provision of his employment agreement.

“Cause” is defined under the employment agreements for Messrs. Shapiro and Speed as follows:

•	executive’s willful and continuing failure to substantially perform his duties and such failure is not remedied within 15 days after his receipt of written notice from the Company;

•	executive’s willful malfeasance or gross neglect in the performance of his duties (and with respect to Mr. Shapiro, such malfeasance or neglect results in material harm to the Company);

•	executive’s conviction of, or plea of guilty or nolo contendere to, the commission of a felony or a misdemeanor involving moral turpitude;

•	the commission by the executive of an act of fraud or embezzlement against the Company or any affiliate; or

•

executive’s willful breach of any material provision of his employment agreement and such failure is not remedied within 15 days after his receipt of written notice from the Company (and after the opportunity to appear before the Board, with respect to Mr. Shapiro only).

No act or failure to act by a named executive officer will be considered to be “willful” unless done or omitted to be done by the executive in bad faith or without reasonable belief that the executive’s action or omission was in the best interests of the Company.

Termination Without Cause or For Good Reason

The Company may terminate a named executive officer’s employment without cause and a named executive officer may terminate his employment for “good reason” (as defined below).

In any such event, Messrs. Koskovolis, Quenzel and Schleimer would be entitled to receive (i) the Accrued Amounts; (ii) a lump sum cash severance payment equal to the unpaid balance of the executive’s base salary would have been paid for the balance of the then current term of his New Agreement and the annual bonus received for the most recent completed fiscal year prior to termination, (iii) continued health plan coverage for a period of twelve months on the same basis as such coverage is made available to other executive officers; (iv) continued coverage for a period of twelve months under any Company life insurance plan in which the executive had been participating prior to the date of termination; and (v) full vesting of all stock options and shares of restricted stock previously granted to such executive, with all options remaining exercisable for their originally scheduled term.

Mr. Shapiro would be entitled to receive his base salary and target bonus for the balance of the then current term except that (i) in no event may his lump sum cash severance payment be less than three times the sum of (a) his base salary and (b) his bonus for the immediately preceding fiscal year; (ii) Mr. Shapiro would be entitled to receive continued coverage under health plans, other welfare benefit plans, life insurance and disability insurance policies for thirty-six months and (iii) the vesting of Mr. Shapiro’s equity awards would be accelerated, with all options remaining exercisable for their original term.  Mr. Shapiro would also receive (i) a lump sum cash amount equal to his target bonus for the year of termination on a pro-rated basis and (ii) any expenses owed to him by the Company.

Mr. Speed would be entitled to receive the same benefits as Mr. Shapiro except that (i) in no event may his lump sum cash severance payment be less than two times the sum of (a) his base salary and (b) his annual bonus and (ii) the vesting of Mr. Speed’s equity awards would be accelerated, with all options remaining exercisable for their original term.  Mr. Speed would also receive any expenses owed to him by the Company.

“Good Reason” is defined under the employment agreements for Messrs. Speed, Koskovolis, Quenzel and Schleimer to mean the occurrence, without such executive’s express written consent, of:

•	an adverse change in the executive’s title (and with respect to Mr. Speed, a change in his duty to report directly to the Chief Executive Officer);

•	a diminution in the executive’s employment duties, responsibilities or authority or the assignment to executive of duties that are materially inconsistent with his position;

•	any reduction in base salary (and with respect to Mr. Speed, any reduction in base salary or annual bonus to an amount less than any minimum amount agreed to in his employment agreement);

•	a relocation of executive’s principal place of employment to a location outside of the New York area (and with respect to Mr. Speed, such relocation would unreasonably increase his commute); or

•	any breach by the Company of any material provision of the executive’s employment agreement which is not cured within 15 days after written notice is received from executive.

“Good Reason” is defined under the employment agreement for Mr. Shapiro to mean the occurrence, without such executive’s express written consent, of:

•	an adverse change in the executive’s title or a change in his duty to report directly to the Board with respect to Mr. Shapiro;

•	a diminution in the executive’s employment duties, responsibilities or authority or the assignment to executive of duties that are materially inconsistent with his position;

•	any reduction in base salary, maximum bonus or target bonus set forth in his employment agreement;

•	a relocation of executive’s principal place of employment to a location outside of the New York area that would unreasonably increase his commute;

•	at any time during the term of his employment agreement, the failure to be nominated for election as a director of the Company or the his removal from the Board other than for cause; or

•	any willful breach by the Company of any material provision of the executive’s employment agreement which is not cured within 15 days after written notice is received from executive.

If Mr. Shapiro terminates his employment without “good reason” during the 90 day period following a “significant change in board composition” (i.e., the directors of the Company cease to hold a majority of seats on the Board, plus two additional Board seats), in addition to a pro-rated target bonus, Mr. Shapiro will be entitled to one-half of the severance payments and benefits that he would receive upon a termination without “cause” (as specified above) and full vesting of one-half of all unvested options and shares of restricted stock previously granted to him. If Mr. Shapiro terminates his employment without “good reason” during the 90 day period following a “change in control,” in addition to a pro-rated target bonus, Mr. Shapiro will be entitled to the severance payments and benefits that he would receive upon a termination without “cause” (as specified above). In addition, upon a “change in control” all of Mr. Shapiro’s outstanding stock options and restricted stock fully vest (with continued exercisability of such stock options for the balance of their terms, subject to certain limits).

In order to receive the post-employment payments described above, the named executive officers must agree to provisions regarding confidentiality, return of information, noncompetition (one year) and nonsolicitation of any of the Company’s employees, consultants or independent contractors (one year).  In addition, in order to receive payments in connection with a termination without cause or for good reason, the named executive must execute a waiver and release of any and all claims with respect to the Company.

Upon a change in control, the Shapiro Employment Agreement provides that all previously granted stock options and shares of restricted stock will vest.

Potential Payments Upon Termination of Employment or Change in Control

The table below illustrates payments that would be made to a named executive officer if his employment terminates due to a termination for death or disability, for cause, without cause or for good reason. The table only details additional incremental payments that would be owed by the Company to the executive beyond what the named executive officer has already earned.

	Cash Severance Payments	Early Vesting of Restricted Stock (1)	Early Vesting of Stock Options (2)	Continuation of Medical, Dental and Life Insurance
Mark Shapiro
Death or Disability	—	$310,000	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$12,900,000	$310,000	—	$21,147
Change in Control (3)	(4)	$310,000	—	—
Jeffrey R. Speed
Death or Disability	—	$62,000	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$6,200,000	$62,000	—	$15,538
Louis Koskovolis
Death or Disability	—	$6,318	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$4,400,000	$6,318	—	$15,457
Mark Quenzel
Death or Disability	—	$20,667	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$4,000,000	$20,667	—	$14,008
Andrew M. Schleimer
Death or Disability	—	$20,667	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$3,600,000	$20,667	—	$8,475

(1)                                  Awards of restricted stock would vest.  The value of such awards on December 31, 2008 is shown at $0.31 per share.

(2)                                  All stock options would vest.  The intrinsic value of the unexercisable options as of December 31, 2008 was $0 because the exercise price of each option was higher than the stock price of $0.31.

(3)           None of the other named executive officers receive any benefit upon a change in control.

(4)                                  If, during the 90-day period following a change in control, Mr. Shapiro voluntarily terminates his employment with the Company without Good Reason, he will be entitled to receive 100% of the cash severance payments and benefits provided payable upon a termination without Cause or for Good Reason.  If, during the 90-day period following a significant change in Board composition (the current directors cease to constitute a majority of the then Board plus two additional Board memberships), Mr. Shapiro voluntarily terminates his employment with the Company without Good Reason, he will be entitled to receive 50% of the cash severance payments and benefits provided payable upon a termination without Cause or for Good Reason.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee serves, or has served, as an officer or employee of the Company. In addition, no interlocking relationship exists between the Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 and Proxy Statement for the 2009 Annual Meeting.

Harvey Weinstein
Mark Jennings
Perry Rogers

The information contained in the foregoing report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

2008 Non-Employee Director Compensation

Annual compensation for non-employee directors for 2008 was comprised of cash compensation and equity compensation, which consisted of stock options.  Each of these components is described in more detail below.  Employee directors do not receive any compensation in connection with their director service.

Director Compensation

The following table provides summary compensation information for each non-employee director for the year ending December 31, 2008:

	Fees Earned		Option
	or Paid	Stock	Awards
Name	in Cash($)	Awards($)	($)(1)		Total ($)
C.E. Andrews	70,000	—	53,602		123,602
Mark Jennings	50,000	—	51,128		101,128
Jack Kemp	70,000	—	60,058		130,058
Robert J. McGuire	60,000	—	57,901		117,901
Perry Rogers	50,000	—	53,037		103,037
Dwight C. Schar	50,000	—	51,128		101,128
Daniel M. Snyder	50,000	—	425,910	(2)	475,910
Harvey Weinstein	60,000	—	51,128		111,128

(1)

The dollar value represents the amount recognized in 2008 for financial statement reporting purposes in accordance with SFAS 123(R). The assumptions used in such valuation are discussed in detail in Note 1(q) to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(2)

The dollar amount recognized in 2008 for Mr. Snyder includes amounts recognized with respect to a one-time grant of stock options to purchase 600,000 shares of Common Stock made on January 11, 2006 as consideration Mr. Snyder’s service as Chairman of the Board.

The following table sets forth the aggregate number of option awards outstanding as of December 31, 2008 for each non-employee director.  There are no outstanding restricted stock awards for any non-employee director.

Name	Total Options Outstanding (#)(1)
C.E. Andrews	80,000
Mark Jennings	75,000
Jack Kemp	85,000
Robert J. McGuire	120,000
Perry Rogers	75,000
Dwight C. Schar	75,000
Daniel M. Snyder	665,000
Harvey Weinstein	75,000

(1)          Stock options typically vest 20% upon grant and 20% on the first four anniversaries of such grant date.

Description of Non-Employee Director Compensation

Pursuant to the Company’s Corporate Governance Principles, the Nominating and Corporate Governance Committee and the Compensation Committee, consulting with each other, are responsible for recommending to the Board compensation and benefits for non-employee directors.  In discharging this duty, the committees are guided by three goals: (i) compensation should fairly pay directors for work required in a company of Six Flags’ size and scope; (ii) compensation should align directors’ interests with the long-term interests of stockholders; and (iii) the structure of the compensation should be simple, transparent and easy for stockholders to understand.  At the end of each year, the Nominating and Corporate Governance Committee reviews non-employee director compensation and benefits. The Board’s non-employee director compensation policies permit the Company to award additional fees to the chairs of the Board committees and to the Lead Independent Director.  In 2006, the Board retained Mercer Human Resource Consulting to advise on the appropriate level of compensation for the Chairman of the Board and non-employee directors based upon a peer group review.

During 2008, directors who were not employees of the Company or any of its subsidiaries received compensation for their service on the Board and were eligible to participate in certain of the Company’s equity-based plans.  Messrs. Andrews, Jennings, Kemp, McGuire, Rogers, Schar, Snyder and Weinstein are currently deemed non-employee directors.  As President and Chief Executive Officer of the Company, Mr. Shapiro is not compensated for serving as a director on the Board.

Cash Compensation

The Company pays the following cash compensation to non-employee directors in four quarterly payments at the end of each fiscal quarter:

•	$50,000 annual fee;

•	an additional $10,000 fee for the Chairman of each Board committee, other than the Audit Committee; and

•	an additional $20,000 fee for the Chairman of the Audit Committee and the Lead Independent Director.

The Company does not award meeting fees for attendance at Board or committee meetings.  In the fourth quarter of 2007, the Nominating and Corporate Governance Committee approved the payment of cash compensation for 2008 and thereafter, in the amount of $50,000 annually to Mr. Snyder for his services as Chairman of the Board.

Equity Compensation

The Company did not award any equity compensation to non-employee directors with respect to the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information as of April 1, 2009 (except as noted below) as to common stock beneficially owned by (a) each of the Company’s current directors and nominees to serve as directors, (b) each of the named executive officers listed in the Summary Compensation Table, (c) all current directors, nominees to serve as directors and executive officers of the Company as a group and (d) each person who, to the best of the Company’s knowledge, beneficially owned on that date more than 5% of the outstanding common stock.  Unless otherwise indicated, the address for each of the beneficial owners in the table below is c/o Six Flags, Inc., 1540 Broadway, New York, NY 10036.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class (1)
Daniel M. Snyder (2)	5,788,612	5.92%
c/o The Washington Redskins 21300 Redskin Park Drive Ashburn, Virginia 20147
Dwight C. Schar (3)	5,058,808	5.17%
c/o NVR, Inc. 11700 Plaza America Drive, Suite 500 Reston, Virginia 20190
Mark Jennings (4)	1,192,000	1.53%
Mark Shapiro (5)	1,020,185	1.04%
Jeffrey R. Speed (6)	445,000	*
Mark Quenzel (7)	233,333	*
Louis S. Koskovolis (8)	218,850	*
Andrew M. Schleimer (9)	202,933	*
Robert J. McGuire (10)	94,000	*
Jack Kemp (11)	49,000	*
Charles Elliott Andrews (12)	44,000	*
Perry Rogers (13)	42,000	*
Harvey Weinstein (14)	42,000	*
Cascade Investment, L.L.C. (15)	10,810,120	11.06%
William H. Gates III 2365 Carillon Point Kirkland, Washington 98033
Citigroup Inc. (16)	9,815,550	9.1%
399 Park Avenue New York, New York 10043
Barclays PLC (17)	6,958,500	6.65%
1 Churchill Place London, E14 5HP, England
Renaissance Technologies LLC (18)	5,392,800	5.52%
800 Third Avenue New York, New York 10022
All directors and executive officers as a group (17 persons) (19)	15,181,721	15.6%

*	Less than one percent.

(1)

Applicable ownership percentage is based on 97,775,488 shares of Common Stock outstanding as of April 1, 2009. With respect to each person, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of outstanding shares at such date and the number of shares such person has the right to acquire upon exercise of options that are exercisable on or before May 31, 2009.

(2)	Includes 5,277,612 shares of Common Stock and 511,000 shares of Common Stock underlying options exercisable within 60 days.

(3)	Includes 5,016,808 shares of Common Stock and 42,000 shares of Common Stock underlying options exercisable within 60 days.

(4)

Includes (i) 1,150,000 shares of Common Stock beneficially owned by the Generation Funds and (ii) 42,000 shares of Common Stock underlying options exercisable within 60 days. All shares, other than the options beneficially owned by Mark Jennings, are included because of Mr. Jennings’ affiliation with Generation Partners. Mr. Jennings disclaims beneficial ownership of all shares that may be deemed to be beneficially owned by the Generation Funds, except to the extent of any pecuniary interest therein.

(5)	Includes 90,185 shares of Common Stock and 930,000 shares of Common Stock underlying options exercisable within 60 days.

(6)	Includes 75,000 shares of Common Stock and 370,000 shares of Common Stock underlying options exercisable within 60 days.

(7)	Includes 33,333 shares of Common Stock and 200,000 shares of Common Stock underlying options exercisable within 60 days.

(8)	Includes 3,850 shares of Common Stock and 215,000 shares of Common Stock underlying options exercisable within 60 days.

(9)	Includes 37,933 shares of Common Stock and 165,000 shares of Common Stock underlying options exercisable within 60 days.

(10)	Includes 10,000 shares of Common Stock and 84,000 shares of Common Stock underlying options exercisable within 60 days.

(11)	Includes 49,000 shares of Common Stock underlying options exercisable within 60 days.

(12)	Includes 44,000 shares of Common Stock underlying options exercisable within 60 days.

(13)	Includes 42,000 shares of Common Stock underlying options exercisable within 60 days.

(14)	Includes 42,000 shares of Common Stock underlying options exercisable within 60 days.

(15)

Includes shares of Common Stock beneficially owned by Cascade Investment L.L.C. (“Cascade”), of which William H. Gates III is the sole member. The number of shares of Common Stock shown includes 599,520 shares of Common Stock into which 500,000 shares of preferred income equity redeemable shares held by Cascade are convertible. Beneficial ownership information is based on information contained in a Schedule 13D filed with the SEC on August 31, 2004.

(16)

Includes 9,815,550 shares of Common Stock beneficially owned by Citigroup Inc. assuming conversion/exercise of certain securities held, which includes 9,808,498 shares of Common Stock beneficially owned by Citigroup Global Markets Inc. and 9,812,798 shares of Common Stock beneficially owned by Citigroup Financial Products Inc. and Citigroup Global Markets Holdings Inc., in each case assuming conversion/exercise of certain securities held by such entities. Citigroup Financial Products Inc. is the sole stockholder of Citigroup Global Markets Inc. Citigroup Global Markets Holdings Inc. is the sole stockholder of Citigroup Financial Products Inc. and Citigroup Inc. is the sole stockholder of Citigroup Global Markets Holdings Inc. Beneficial ownership information is based on information contained in an Amendment No. 3 to Schedule 13G filed with the SEC on February 9, 2009.

(17)	Beneficial ownership information is based on information contained in a Schedule 13G filed with the SEC on February 13, 2009.

(18)

Includes shares of Common Stock beneficially owned by Renaissance Technologies LLC as wells as James H. Simons, as control person of Renaissance Technologies LLC. Beneficial ownership information is based on information contained in a Schedule 13G filed on February 13, 2009.

(19)         These 17 persons include all current members of the Board and all current executive officers of the Company.

Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Part II, Item 5 of the Original 10-K.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Policy and Procedures Regarding Transactions with Related Persons

The Nominating and Corporate Governance Committee has adopted a written policy relating to its review and approval of transactions with related persons in which the amount involved exceeds $120,000.  A “related person” includes any director or executive officer of the Company, any person who is the beneficial owner of more than 5% of the Company’s common stock, an immediate family member of any of the foregoing persons and any firm, corporation or other entity controlled by any of the foregoing persons. The Nominating and Corporate Governance Committee reviews and approves all related person transactions in which the amount involved exceeds $120,000. At times, it may be advisable to initiate a transaction before the Nominating and Corporate Governance Committee has evaluated it, or a transaction may begin before discovery of a related person’s participation. In such instances, the Nominating and Corporate Governance Committee must ratify the related person transaction at its next regularly scheduled meeting or the transaction must be rescinded.  Approval of a related person transaction requires the affirmative vote of the majority of disinterested directors on the Nominating and Governance Committee. In approving any related person transaction, the Nominating and Corporate Governance Committee must determine that the transaction is fair and reasonable and on terms no less favorable to the Company than could be obtained in a comparable arm’s length transaction with an unrelated third party.

Transactions with Related Persons

During 2008, the following transactions were subject to the Company’s related party transactions policy and applicable SEC regulations:

The Company owns a minority interest in a venture that owns dick clark productions, inc. (“DCP”).  The Company invested approximately $39.7 million in the venture and uses the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark’s New Year’s Rockin’ Eve, to provide additional product offerings in its parks.  Red Zone Capital Partners II, L.P. (“RZCP”), a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of the Board, is the majority owner of the parent of DCP.

The Company is party to a marketing alliance and sponsorship agreement with Johnny Rockets Group, Inc., a restaurant chain. As part of the agreement, Johnny Rockets pays to the Company an annual sponsorship fee and the Company operates Johnny Rockets locations throughout its parks. In addition to an annual sponsorship fee, the Company receives 95% of the gross sales generated by the Johnny Rockets restaurants at the Company’s parks. Johnny Rockets is owned by RZCP.

The Company made a one-time payment in the amount of approximately $350,000 to RedZone Capital Management Company, LLC (“RZCM”) for the expenses incurred by it in connection with its role in introducing a third party entity to the Company and in assisting the Company in negotiating an agreement with that party for exclusivity in the potential development of certain international theme parks.  Messrs. Snyder and Schar are Managing Members of RZCM.

The Company made payments to RZCM in the amount of approximately $175,000 for use of RZCM’s corporate plane.  The Company’s use of the plane is made pursuant to a Federal Aviation Administration standard form plane sharing agreement with RZCM.  The agreement sets forth compensation to RZCM for use of the plane in accordance with standard amounts required by the Federal Aviation Administration. Messrs. Snyder and Schar are Managing Members of RZCM.

Independence

The Board has affirmatively determined that six of its nine existing directors, including all members of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are “independent” within the meaning of the Company’s director independence standards. These standards reflect the independence standards adopted by the NYSE. The independent directors are Charles Elliott (C.E.) Andrews, Mark Jennings, Jack Kemp, Robert McGuire, Perry Rogers and Harvey Weinstein.

None of the independent directors, their respective affiliates or members of their immediate family, directly or indirectly, receive any fee or payment from the Company or its affiliates other than the director compensation described below or have engaged in any transaction with the Company or its affiliates or have any relationship with the Company or its affiliates which, in the judgment of the Board, is inconsistent with a determination that the director is independent.

During the three years ended December 31, 2008, the Company did not make any charitable contributions to any organization to which any independent director is affiliated, whether as an executive officer, director or otherwise.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2008.

Audit, Audit-Related and Tax Fees

The following table presents fees for professional services rendered by KPMG for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for audit-related services, tax services and all other services rendered by KPMG for those years. The amount shown for Audit Fees for 2008 and 2007 includes the audit of the effectiveness of the Company’s internal controls over financial reporting.

	2008	2007
Audit Fees(1)	$1,348,000	$1,413,000
Audit-Related Fees	—	—
Tax Compliance and Consulting(2)	$53,000	$472,000

(1)

The amount for 2008 and 2007 includes fees associated with registration statements and offerings. In 2007 and 2008, foreign statutory audit fees were converted into US dollars using exchange rates as of December 31, 2007 and December 31, 2008, respectively.

(2)

Tax fees for 2008 consisted primarily of fees for foreign tax compliance and consulting services as we no longer use KPMG to complete our domestic tax compliance. Tax fees for 2007 consisted of fees for domestic and foreign tax compliance and consulting services. No such services were provided to any of the Company’s employees. In 2007 and 2008, foreign tax compliance and consulting services fees were converted into US dollars using exchange rates as of December 31, 2007 and December 31, 2008, respectively.

Pre-Approved Services

All audit, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s policy provides for pre-approval of audit, audit-related and internal control-related services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2009

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

(k)

Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Preferred Stock—incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on December 8, 2008.

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

(g)

Registration Rights Agreement, dated as of February 11, 2002 between Registrant and Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co., Incorporated, Salomon Smith Barney Inc., Allen & Company Incorporated, BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. with respect to Registrant’s 7/8% Senior Notes due 2010—incorporated by reference from Exhibit 4(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

(o)

Indenture, dated as of June 16, 2008, among Six Flags, Inc., Six Flags Operations, Inc. and HSBC Bank USA, National Association—incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on June 19, 2008.

(p)

Rights Agreement, dated as of December 2, 2008, between Six Flags, Inc. and The Bank of New York Mellon, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate)—incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on December 8, 2008.

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

(v)	Registrant’s 2001 Stock Option and Incentive Plan—incorporated by reference from Exhibit 4(dd) to Registrant’s Form 10-K for the year ended December 31, 2002.

(w)	Registrant’s Stock Option Plan for Directors—incorporated by reference from Exhibit 4(ee) to Registrant’s Form 10-K for the year ended December 31, 2002.

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

(aa)	Form of Indemnity Agreement—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 15, 2004.

(bb)	2004 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006.

(cc)	Form of Employee Severance Agreement—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on July 22, 2005.

(dd)

Termination Agreement between Six Flags, Inc. and Kieran E. Burke, dated December 23, 2005—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 30, 2005.

(ee)	Six Flags, Inc. 2006 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 30, 2006.

(ff)	Six Flags, Inc. 2006 Employee Stock Purchase Plan— incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on May 30, 2006.

(gg)

Consulting Agreement, dated as of August 28, 2006, by and between Six Flags, Inc. and Brian Jenkins—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 12, 2006.

(hh)	Award Agreement for the Grant of Restricted Stock to Mark Shapiro—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on October 2, 2006.

(ii)	Award Agreement for the Grant of $12 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 2, 2006.

(jj)	Award Agreement for the Grant of $15 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 2, 2006.

(kk)	Award Agreement for the Grant of Noncontingent Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 2, 2006.

(ll)

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

(mm)	Form of Unsecured Subordinated Promissory Note—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 17, 2007.

(nn)	Form of Limited Rent Guaranty (Six Flags)—incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 17, 2007.

(oo)

Employment Agreement, dated as of January 1, 2007, by and between James M. Coughlin and Six Flags, Inc.—incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 17, 2007.

(pp)	Six Flags, Inc. 2007 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to

Registrant’s Current Report on Form 8-K filed on May 24, 2007.

(qq)

$1,125,000,000 Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Registrant, Six Flags Operations Inc., Six Flags Theme Parks Inc., as primary borrower, certain of its subsidiaries named therein, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse, Cayman Islands Branch and Lehman Commercial Paper Inc., as co-syndication agents, and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 30, 2007.

(rr)

Amended and Restated Guarantee and Collateral Agreement, dated as of May 25, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc. and the subsidiaries of Six Flags Theme Parks Inc. signatory thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 30, 2007.

(ss)

Unsecured Subordinated Promissory Note by and among PARC Operations, LLC, PARC 7F-Operations Corporation, PARC Elitch Gardens, LLC, PARC White Water Bay, LLC, PARC Frontier City, LLC, PARC Splashtown, LLC, PARC Waterworld, LLC, PARC Darien Lake, LLC, and PARC Enchanted Parks, LLC, dated April 6, 2007—incorporated by reference from Exhibit 10.4 to Registrant’s Form 10 Q for the quarter ended June 30, 2007.

(tt)

Limited Rent Guaranty by and among Registrant and CNL Income Darien Lake, LLC, CNL Income Elitch Gardens, LLC, CNL Income Enchanted Village, LLC, CNL Income Frontier City, LLC, CNL Income Splashtown, LLC, CNL Income Waterworld, LLC and CNL Income White Water Bay, LLC and CNL Income Darien Lake TRS Corp., CNL Income Elitch Gardens TRS Corp., CNL Income Enchanted Village TRS Corp., CNL Income Frontier City TRS Corp., CNL Income Splashtown TRS Corp., CNL Income Waterworld TRS Corp., and CNL Income White Water Bay TRS Corp., dated April 6, 2007—incorporated by reference from Exhibit 10.5 to Registrant’s Form 10 Q for the quarter ended June 30, 2007.

(uu)	Six Flags, Inc. 2008 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 28, 2008.

(vv)	Employment Agreement between Six Flags, Inc. and Mark Shapiro, dated April 1, 2009—incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

(ww)	Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated April 1, 2009—incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

(xx)	Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated April 1, 2009—incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

(yy)	Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated April 1, 2009—incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

(zz)	Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated April 1, 2009—incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

(aaa)	Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated April 1, 2009—incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

(12)*	Computation of Ratio of Earnings to Fixed Charges

(21)*	Subsidiaries of the Registrant

(23.1)*	Consent of Independent Registered Public Accounting Firm

(31.1)**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*                    Filed with the Original 10-K.

**             Filed herewith.