Form 10-Q
period 2009-03-31
SIX FLAGS, INC.
filed 2009-05-08
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-13703

SIX FLAGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3995059
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1540 Broadway, 15th Fl., New York, NY 10036

(Address of Principal Executive Offices, Including Zip Code)

(212) 652-9403

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [This requirement is not yet applicable to the registrant.]   Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 1, 2009, Six Flags, Inc. had 97,775,488 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) that the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet our future liquidity needs, (ii) our expectations related to refinancing all or a portion of our existing debt on or prior to maturity, funding our “put” obligations under the limited partnership agreements for Six Flags Over Texas and Six Flags Over Georgia, including Six Flags White Water Atlanta (the “Partnership Parks”) and consummating a restructuring plan and (iii) our continued viability, our operations and results of operations.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, including, among others, our ability to consummate our financing arrangements to fund our “put” obligations under the agreements related to the Partnership Parks or obtain alternative funding for such “put” obligations prior to May 15, 2009, our ability to successfully consummate a restructuring plan, our financial condition upon the consummation of a restructuring plan and our success in implementing our business strategy.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•                  the failure to successfully consummate our financing arrangements to fund the Partnership Parks “put” obligations;

•                  the failure to successfully consummate a restructuring described herein and the willing participation of a substantial portion of the holders of our debt and Preferred Income Equity Redeemable Shares (“PIERS”) and stockholder approval in connection with a restructuring plan;

•                  factors impacting attendance, such as local conditions, contagious diseases, such as swine flu, events, disturbances and terrorist activities;

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

A more complete discussion of these factors and other risks applicable to our business is contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 7, 2009.  See “Available Information” below.

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

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at www.sixflags.com. References to our website in this Quarterly Report on Form 10-Q are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Quarterly Report on Form 10-Q. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Copies are also available, without charge, by sending a written request to Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attn:  Secretary.

We “incorporate by reference” into this Quarterly Report on Form 10-Q our Current Report on Form 8-K, filed with the SEC on May 7, 2009.  You may read and copy such report or other information we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C., 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.  The Current Report on Form 8-K, filed with the SEC on May 7, 2009, is also available to the public through the web site maintained by the SEC at http://www.sec.gov.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008 (As Adjusted Note 1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$79,412,000	$210,332,000
Accounts receivable	25,084,000	20,057,000
Inventories	35,033,000	24,909,000
Prepaid expenses and other current assets	49,514,000	41,450,000
Total current assets	189,043,000	296,748,000

Other assets:
Debt issuance costs	29,877,000	31,194,000
Restricted-use investment securities	6,778,000	16,061,000
Deposits and other assets	65,321,000	66,167,000
Total other assets	101,976,000	113,422,000

Property and equipment, at cost	2,680,431,000	2,654,939,000
Less accumulated depreciation	1,122,819,000	1,094,466,000
Total property and equipment	1,557,612,000	1,560,473,000
Intangible assets, net of accumulated amortization	1,058,704,000	1,059,486,000
Total assets	$2,907,335,000	$3,030,129,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2009	December 31, 2008 (As Adjusted Note 1)
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$33,844,000	$25,060,000
Accrued compensation, payroll taxes and benefits	14,449,000	22,934,000
Accrued insurance reserves	32,956,000	33,929,000
Accrued interest payable	36,568,000	42,957,000
Other accrued liabilities	46,843,000	45,001,000
Deferred income	38,125,000	17,594,000
Liabilities from discontinued operations	1,400,000	1,400,000
Current portion of long-term debt	399,432,000	253,970,000
Total current liabilities	603,617,000	442,845,000

Long-term debt	1,912,477,000	2,044,230,000
Liabilities from discontinued operations	6,592,000	6,730,000
Other long-term liabilities	69,325,000	74,337,000
Deferred income taxes	117,367,000	121,710,000

Redeemable noncontrolling interests	414,394,000	414,394,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000 plus accrued and unpaid dividends of $20,844,000 and $15,633,000 as of March 31, 2009 and December 31, 2008, respectively)	307,875,000	302,382,000

Stockholders’ deficit:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 97,775,488 and 97,726,233 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,444,000	2,443,000
Capital in excess of par value	1,492,333,000	1,491,494,000
Accumulated deficit	(1,960,269,000)	(1,813,978,000)
Accumulated other comprehensive loss	(58,820,000)	(56,458,000)

Total stockholders’ deficit	(524,312,000)	(376,499,000)

Total liabilities and stockholders’ deficit	$2,907,335,000	$3,030,129,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 1)
Revenue:
Theme park admissions	$23,222,000	$31,131,000
Theme park food, merchandise and other	19,350,000	25,667,000
Sponsorship, licensing and other fees	9,328,000	11,426,000
Total revenue	51,900,000	68,224,000

Operating costs and expenses:
Operating expenses (including stock-based compensation of $1,892,000 in 2008)	76,004,000	79,543,000
Selling, general and administrative (including stock-based compensation of $839,000 in 2009 and $1,700,000 in 2008)	35,057,000	39,786,000
Costs of products sold	4,711,000	6,134,000
Depreciation	34,907,000	34,083,000
Amortization	224,000	280,000
Loss on disposal of assets	3,313,000	4,654,000
Total operating costs and expenses	154,216,000	164,480,000
Loss from operations	(102,316,000)	(96,256,000)

Other income (expense):
Interest expense	(39,337,000)	(48,368,000)
Interest income	421,000	265,000
Equity in operations of partnerships	189,000	(1,916,000)
Other expense	(1,669,000)	(3,301,000)
Total other income (expense)	(40,396,000)	(53,320,000)
Loss from continuing operations before income taxes and discontinued operations	(142,712,000)	(149,576,000)
Income tax benefit (expense)	2,930,000	(1,721,000)
Loss from continuing operations before discontinued operations	(139,782,000)	(151,297,000)
Discontinued operations	(1,016,000)	(854,000)

Net loss	(140,798,000)	(152,151,000)
Plus: Net loss attributable to noncontrolling interests	—	596,000
Net loss attributable to Six Flags, Inc.	$(140,798,000)	$(151,555,000)
Net loss applicable to Six Flags, Inc. common stockholders	$(146,291,000)	$(157,048,000)

Weighted average number of common shares outstanding — basic and diluted	97,470,000	95,692,000
Net loss per average common share outstanding — basic and diluted:
Loss from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.49)	$(1.63)
Discontinued operations applicable to Six Flags, Inc. common stockholders	(0.01)	(0.01)
Net loss applicable to Six Flags, Inc. common stockholders	$(1.50)	$(1.64)
Amounts attributable to Six Flags, Inc.:
Loss from continuing operations	$(139,782,000)	$(150,701,000)
Discontinued operations	(1,016,000)	(854,000)
Net loss	$(140,798,000)	$(151,555,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three months ended March 31,
	2009	2008 (As Adjusted Note 1)
Net loss	$(140,798,000)	$(152,151,000)
Other comprehensive income (loss):	(3,140,000)	(2,016,000)
Foreign currency translation adjustment
Defined benefit retirement plan	2,365,000	(236,000)
Change in cash flow hedging	(1,587,000)	(3,949,000)
Comprehensive loss	(143,160,000)	(158,352,000)
Comprehensive loss attributable to noncontrolling interests	—	596,000
Comprehensive loss attributable to Six Flags, Inc.	$(143,160,000)	$(157,756,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 1)
Cash flow from operating activities:
Net loss	$(140,798,000)	$(152,151,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,131,000	34,363,000
Stock-based compensation	839,000	3,592,000
Interest accretion on notes payable	1,541,000	1,828,000
(Gain) loss on discontinued operations	(138,000)	64,000
Amortization of debt issuance costs	1,317,000	1,418,000
Other including loss on disposal of assets	(477,000)	7,207,000
Increase in accounts receivable	(6,794,000)	(6,194,000)
Increase in inventories, prepaid expenses and other current assets	(18,494,000)	(17,407,000)
Decrease in deposits and other assets	843,000	2,639,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	21,976,000	22,905,000
(Decrease) increase in accrued interest payable	(6,389,000)	12,745,000
Deferred income tax benefit	(3,910,000)	(555,000)
Total adjustments	25,445,000	62,605,000
Net cash used in operating activities	(115,353,000)	(89,546,000)

Cash flow from investing activities:
Additions to property and equipment	(38,604,000)	(37,202,000)
Property insurance recovery	1,620,000	7,046,000
Purchase of identifiable intangible assets	—	(108,000)
Maturities of restricted-use investments	9,320,000	—
Purchase of restricted-use investments	(37,000)	(2,224,000)
Gross proceeds from sale of assets	366,000	55,000
Net cash used in investing activities	(27,335,000)	(32,433,000)

Cash flow from financing activities:
Repayment of borrowings	(3,732,000)	(40,333,000)
Proceeds from borrowings	15,900,000	151,750,000
Payment of cash dividends	—	(5,211,000)
Payment of debt issuance costs	(52,000)	(7,000)
Net cash provided by financing activities	12,116,000	106,199,000
Effect of exchange rate changes on cash	(348,000)	53,000
Decrease in cash and cash equivalents	(130,920,000)	(15,727,000)
Cash and cash equivalents at beginning of year	210,332,000	28,388,000
Cash and cash equivalents at end of period	$79,412,000	$12,661,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 1)
Supplemental cash flow information:
Cash paid for interest	$48,252,000	$32,377,000

Cash paid for income taxes	$1,459,000	$2,281,000

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

We own or operate 20 parks, including 18 operating domestic parks, one park in Mexico and one park in Canada.  During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not re-opened since.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations.  See Notes 2 and 5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on our results of operations and our financial position. That discussion should be read in conjunction with the condensed consolidated financial statements and these notes.  Our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”) includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2009 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

Consolidated U.S. GAAP Presentation

Our accounting policies reflect industry practices and conform to U.S. generally accepted accounting principles.

The condensed consolidated financial statements include our accounts and our majority and wholly owned subsidiaries.

We also consolidate the partnerships and joint ventures that own Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia, which includes Six Flags White Water Atlanta (“SFOG”), as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The portion of earnings or loss from each of the parks attributable to non-affiliated parties is reflected as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business.  The condensed consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations.  We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense.  We also have a stockholders’ deficit of $524.3 million at March 31, 2009.  Additionally, our Preferred Income Equity Redeemable Shares (“PIERS”) are required to be redeemed on August 15, 2009, at which time we will be required to redeem all of the PIERS for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date).  Given the current negative conditions in the economy generally and the credit markets in particular, there is substantial uncertainty that we will be able to effect a refinancing of our debt on or prior to maturity and the PIERS prior to their mandatory redemption date on August 15, 2009.  As a result of these factors, there is substantial doubt about our ability to continue as a going concern unless a successful restructuring occurs.

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

We are exploring a number of alternatives for the refinancing of our indebtedness and the PIERS, including a restructuring either in or out-of-court.  We believe the consummation of a successful restructuring is critical to our continued viability.  Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including the agreement of our PIERS holders, common stockholders, debt holders, other creditors and other parties, and may limit our ability to utilize our net operating loss carryforwards if an ownership change is deemed to have occurred under the Internal Revenue Code of 1986, as amended, which is likely.  We can make no assurances that any restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe that any restructuring would be highly dilutive to our existing equity holders and certain debt holders.  In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

We may be compelled to seek an in-court solution in the form of a filing under Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”) if we are unable to successfully negotiate a timely out-of-court restructuring agreement with our PIERS holders, common stockholders, debt holders and other creditors.  Such a court filing would likely occur prior to the maturity of the PIERS or well in advance of such date, if we were to conclude at such time that an out-of-court solution is not feasible or advantageous.

On April 17, 2009, we announced the commencement of an exchange offer (the “Senior Notes Exchange Offer”) to exchange our 8 7/8% Senior Notes due 2010 (the “2010 Notes”), 9 3/4% Senior Notes due 2013 (the “2013 Notes”) and 9 5/8% Senior Notes due 2014 (the “2014 Notes” and together with the 2010 Notes and the 2013 Notes, the “Senior Notes”) for common stock.  The Senior Notes Exchange Offer expires on June 25, 2009, unless extended or earlier terminated by us in our discretion.  The Senior Notes Exchange Offer is part of a restructuring plan with respect to the Senior Notes, our 4.50%

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Convertible Senior Notes due 2015 (the “Convertible Notes”) and the PIERS. As part of the restructuring plan, we are also conducting (i) a separate exchange offer (the “Convertible Notes Exchange Offer”) to exchange the Convertible Notes for common stock and (ii) a consent solicitation from the holders of the PIERS to convert to common stock.  The consummation of the Senior Notes Exchange Offer and the Convertible Notes Exchange Offer are conditioned on, among other things, the valid participation of at least 95% of the aggregate principal amount of each of the Senior Notes and Convertible Notes.  The Senior Notes Exchange Offer and the Convertible Notes Exchange Offer are made only by, and pursuant to the terms set forth in the offering memorandums, and the information in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the offering memorandums and the accompanying letters of transmittal.

If the restructuring plan is consummated with full participation, the holders of our Senior Notes would receive approximately 58.3% of our outstanding common stock, the holders of our Convertible Notes would receive approximately 26.7% of our outstanding common stock, the holders of our PIERS would receive approximately 10.0% of our outstanding common stock and our existing stockholders would retain approximately 5.0% of our outstanding common stock, in each case prior to taking into account a new equity incentive plan to be implemented in connection with the restructuring plan for up to 12.0% of our outstanding common stock.

For a discussion of the risks associated with carrying out the Senior Notes Exchange Offer and the Convertible Notes Exchange Offer and the Consent Solicitations and our failure to consummate them, see “Risk Factors—Risks Relating to the Restructuring Plan” incorporated by reference in Item 1A hereof.  Moreover, there can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished.

 We have received put notices from certain holders of units in the partnerships that own Partnership Parks with an aggregate put price of $65.5 million as of the end of the 2009 “put” period.  The outside general partner of SFOG has agreed to purchase 50% of the units put for that partnership, which leaves our cash obligation for the current year puts at $58.5 million, representing approximately 33.0 units (13.7%) of SFOT and 2.8 units (2.8%) of SFOG.  We are obligated to purchase the units by May 15, 2009.  See Note 5 for a description of the put obligations associated with the Partnership Parks.  To address this obligation, a subsidiary of Time Warner Inc. (“Time Warner”) has committed to provide a loan in the amount of $52.5 million to our subsidiaries that are required to purchase the put units.  Time Warner has also agreed to the use of the $6.0 million that is currently in escrow for the benefit of subsidiaries of Time Warner, which is reflected in restricted-use investment securities on our March 31, 2009 condensed consolidated balance sheet, to purchase units.  In addition, Holdings and certain of its subsidiaries will guarantee $10.0 million of the loan.  The loan will bear interest at 14% and have a final maturity date of March 15, 2011, with mandatory prepayments in July 2009, November 2009, July 2010 and November 2010 based on the annual preferred return attributable to the Partnership Parks’ units that we own with any remaining amounts due no later than March 2011.  The financing commitment is subject to customary conditions and there can be no assurance that we would be able to obtain alternative funding to finance these “put” obligations on or prior to May 15, 2009.  See “Risk Factors—Risks Relating to the Restructuring Plan—We may be required to forfeit the Partnership Parks to Time Warner pursuant to Time Warner’s existing guarantee of these obligations and we could be required to file a chapter 11 proceeding before the conclusion of the Restructuring Plan if we are unable to consummate the financing arrangements we have made to fund the 2009 Partnership Parks “put” obligations or find alternative financing for such “put” obligations prior to May 15, 2009” incorporated by reference in Item 1A hereof.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or classification of liabilities related to the going concern uncertainty.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

If we restructure our debt and other obligations in an out-of-court transaction, it could result in the book carrying amount of our stockholders’ equity exceeding our fair market value of equity.  (Currently, we have a deficit balance in stockholders’ equity, therefore book equity does not exceed the fair market value of equity).  Because we have one reporting unit for purposes of assessing impairment under SFAS No. 142, “Goodwill and Other Intangible Assets,” if the book carrying amount of stockholders’ equity were to exceed fair market value of equity after an out-of-court restructuring, an impairment could be indicated for the single reporting unit and we would be required to determine the implied fair value of our goodwill and compare that value to the goodwill carrying amount.  If the carrying amount was greater than the implied fair value, a goodwill impairment charge would be recorded for the difference.

If we restructure under Chapter 11, our financial statements would be subject to the accounting prescribed by Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  If our existing stockholders own less than 50% of our voting shares after we emerge from Chapter 11, we would apply “Fresh-Start Reporting,” in which our assets and liabilities would be recorded at their estimated fair value using the principles of purchase accounting contained in Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” with the difference between our estimated fair value and our identifiable assets and liabilities being recognized as goodwill.

Our ability to utilize our NOLs may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we consummate a debt restructuring that results in an ownership change.  In such case, an annual limitation will be imposed on the amount of our pre-ownership change NOLs that may be utilized to offset future taxable income.  This annual limitation generally will be equal to the value of our stock immediately before the ownership change (or, if the ownership change occurs pursuant to a Chapter 11 reorganization and an election is made, the value of our stock immediately after the ownership change), in either case, subject to certain reductions, multiplied by the “long-term tax-exempt rate” for the month in which the ownership change occurs.  This rate (approximately 4.6% for ownership changes in May 2009) is published monthly by the Internal Revenue Service.  Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years.  The annual limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following an ownership change (up to the total amount of built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which our tax depreciation expense during this five year period is less than it would be if our assets had a tax basis on the date of the ownership change equal to their fair market value.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, we expect any NOL limitation for the five years following an ownership change to be substantially increased by built-in income and to result in a carryforward of excess limitation to future periods.  Nevertheless, because the value of our outstanding common stock is currently low, any annual limitation resulting from an ownership change will be correspondingly low and, even after being increased by built-in-income, the cumulative limitation is expected to be substantially less than the amount of our NOLs.  A significant amount of our NOLs is therefore expected to expire unused as a result of an ownership change.  Therefore, an additional valuation allowance may be required on our deferred tax assets.

More favorable rules may apply when an ownership change occurs pursuant to a bankruptcy plan of reorganization.  In such case, a special bankruptcy exception (the “Bankruptcy Exception”) may apply under which there would be no annual limitation on the use of our NOLs, but instead our NOLs would be reduced by the interest we deducted on any of our debt exchanged for common stock during the taxable year the bankruptcy plan is consummated and the three preceding taxable years.  However, if the Bankruptcy Exception applies and a second ownership change occurs during the two years following consummation, all of our NOLs at the time of the second ownership change would be effectively

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

eliminated.  The Bankruptcy Exception would apply if our stockholders and qualified creditors receive (as a result of being stockholders and qualified creditors) stock representing at least 50 percent of the value and voting power of our stock after consummation of the bankruptcy plan.  Even if we do not qualify for the Bankruptcy Exception or elect for it not to apply, the annual NOL limitation for an ownership change that occurs pursuant to a bankruptcy reorganization will be computed in a more favorable way that takes into account the effect of debt cancellation on the value of our stock used to calculate the NOL limitation.

PARC Note

We recorded the $37.0 million note that we received pursuant to the sale of seven parks in April 2007 (the “PARC Note”) at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations.  We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” As of March 31, 2009, we have collected payments in the amount of $6.3 million leaving the PARC Note receivable balance at $5.1 million. See Note 2.

Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2008, we had recorded a valuation allowance of $598,510,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance was increased by $54,698,000 at March 31, 2009, in respect of the net loss before income taxes generated during the first three months of 2009.  In addition, we increased the valuation allowance by $824,000 at March 31, 2009 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of March 31, 2009, we have a liability of approximately $3,900,000 accrued for interest and penalties.

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

Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item.  Changes in fair value of a derivative that is not designated as a hedge are recorded in other expense in our condensed consolidated statements of operations on a current basis.

We have recorded a $5,383,000 loss in the first quarter of 2009 in other expense because during the fourth quarter of 2008, our interest rate swaps no longer met the SFAS 133 probability test and hedge accounting treatment was discontinued for our interest rate swaps.

Loss Per Common Share

The weighted average number of shares of common stock used in the calculations of diluted loss per share for the three-month periods ended March 31, 2009 and 2008 does not include the effect of potential common shares issuable upon the exercise of employee stock options, the impact in either period of the potential conversion of our outstanding convertible preferred stock or the impact of the potential conversion of the $280,000,000 principal amount of the Convertible Notes issued in November 2004, as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive. The PIERS, which are shown as mandatorily redeemable preferred stock on our condensed consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  The Convertible Notes are convertible into 44,094,000 shares of common stock, although we can satisfy conversion by delivering cash in lieu of shares.

PIERS dividends and amortization of related issue costs of $5,493,000 were included in determining net loss applicable to common stock in 2009 and 2008.

Reclassifications

Reclassifications have been made to certain amounts reported in 2008 to conform to the 2009 presentation.

Stock Benefit Plans

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  During the three months ended March 31, 2009 and 2008, stock-based compensation expense was $839,000 and $3,592,000, respectively.

Under our various stock option and incentive plans (“Plans”), our officers and, under certain plans non-employee directors, may be awarded stock options, restricted stock and other stock-based awards.  As of March 31, 2009, options to purchase 6,660,000 shares of our common stock and approximately 1,776,000 shares of restricted stock were outstanding under the Plans and approximately

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

3,676,000 shares were available for future grant.  No stock options were granted during the period ended March 31, 2008.

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

The weighted-average assumptions used in the option pricing valuation models for options granted in the three months ended March 31, 2009 and 2008 are as follows:

	March 31,
	2009		2008
	Employees	Directors	Employees	Directors
Risk-free interest rate	1.79%	—	—	—
Expected life (in years)	5.67	—	—	—
Expected volatility	68.47%	—	—	—
Expected dividend yield	—	—	—	—

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of our option awards as of March 31, 2009 and changes during the three months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	6,884,000	6.57
Granted	50,000	0.33
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	—	—
Expired	(274,000)	13.70
Balance at March 31, 2009	6,660,000	6.23	7.10	—
Vested and expected to vest at March 31, 2009	6,770,000	6.61	6.77	—
Options exercisable at March 31, 2009	3,720,000	6.86	6.90	—

The weighted average grant date fair value of our option awards granted during the three months ended March 31, 2009 and 2008 was $0.20 and $0.00, respectively.  The total intrinsic value of options exercised for both periods was $0.  The total fair value of options that vested during the three months ended March 31, 2009 and 2008 was $3.1 million in both periods.

As of March 31, 2009, there was $1.8 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized is 1.89 years.

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

We issued 50,000 shares of restricted stock during the three months ended March 31, 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.  The restricted stock vests as follows: (i) 16,666 shares will vest on January 1, 2010 and (ii) 33,334 shares will vest on January 1, 2011.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of our restricted stock awards as of March 31, 2009 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2009	1,731,412	4.99
Granted	50,000	0.33
Vested	(5,000)	5.54
Forfeited	(745)	1.84
Non-vested balance at March 31, 2009	1,775,667	4.86

The weighted average grant date fair value per share of restricted stock awards granted during the three months ended March 31, 2009 and 2008 was $0.33 and $1.84, respectively.  The total grant date fair value of restricted stock awards granted during the three months ended March 31, 2009 and 2008 was $0.02 million and $4.4 million, respectively.  The total fair value of restricted stock awards that vested during the three months ended March 31, 2009 and 2008 was $0.03 million and $2.0 million, respectively.  As of March 31, 2009, there were unrecognized compensation costs of $1.7 million related to restricted stock awards.  The weighted average period over which that cost is expected to be recognized is 1.74 years.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141.  SFAS 141(R) retains the fundamental requirements of Statement No. 141 that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations.  SFAS 141(R)’s scope is broader than that of Statement No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will evaluate how the new requirements of SFAS 141(R) would impact any business combinations completed in 2009 or thereafter.

In December 2007, the FASB also issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.”  SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The condensed consolidated financial statements herein reflect the adoption of SFAS 160.  All other requirements of SFAS 160 will be applied prospectively.  As a result of our adoption of SFAS 160 as of January 1, 2009, future purchases of puttable limited partnership units will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable noncontrolling interests and cash, respectively.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer’s nonconvertible borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding.  We adopted FSP APB 14-1 on January 1, 2009.  FSP APB 14-1 changed the accounting treatment for the Convertible Notes and resulted in an increase to non-cash interest reported in our historical financial statements as well as our current and future financial statements as long as we continue to have the Convertible Notes outstanding.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

As of March 31, 2009 and December 31, 2008, the principal amount of Convertible Notes outstanding was $280.0 million, the unamortized discount of the Convertible Notes was $66.1 million and $68.0 million as of March 31, 2009 and December 31, 2008, respectively, and the net carrying value of the Convertible Notes was $218.6 million and $213.5 million at March 31, 2009 and December 31, 2008, respectively.  The carrying amount of the equity component of the Convertible Notes was $65.5 million and $67.3 million at March 31, 2009 and December 31, 2008, respectively.  The debt discount was amortized to interest expense resulting in an increase in non-cash interest expense of approximately $1.8 million in the first quarter of 2009 and will be amortized through the Convertible Notes maturity date in May 2015.  The Convertible Notes are convertible into approximately 44.1 million shares at a conversion rate of 157.5 shares per $1,000 face amount of debt.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

The following Condensed Consolidated Balance Sheet as of December 31, 2008 and the following Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss) and the Condensed Consolidated Statement of Cash Flow line items for the three months ended March 31, 2008 were affected by SFAS 160 and FSP APB 14-1:

Condensed Consolidated Balance Sheet

December 31, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Debt issuance costs	$31,910,000	$—	$(716,000)	$31,194,000
Total assets	$3,030,845,000	$—	$(716,000)	$3,030,129,000
Long-term debt	$2,112,272,000	$—	$(68,042,000)	$2,044,230,000
Capital in excess of par value	$1,404,346,000	$—	$87,148,000	$1,491,494,000
Accumulated deficit	$(1,794,156,000)	$—	$(19,822,000)	$(1,813,978,000)
Total stockholders’ deficit	$(443,825,000)	$—	$67,326,000	$(376,499,000)
Total liabilities and stockholders’ deficit	$3,030,845,000	$—	$(716,000)	$3,030,129,000

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Interest expense	$(46,717,000)	$—	$(1,651,000)	$(48,368,000)
Minority interest in loss	$596,000	$(596,000)	$—	$—
Total other expense	$(51,073,000)	$(596,000)	$(1,651,000)	$(53,320,000)
Loss from continuing operations before income taxes and discontinued operations	$(147,329,000)	$(596,000)	$(1,651,000)	$(149,576,000)
Loss from continuing operations before discontinued operations	$(149,050,000)	$(596,000)	$(1,651,000)	$(151,297,000)
Net loss	$(149,904,000)	$(596,000)	$(1,651,000)	$(152,151,000)
Plus: Net loss attributable to noncontrolling interests	$—	$596,000	$—	$596,000
Loss per share from continuing operations attributable to Six Flags, Inc. common stockholders	$(1.61)	$—	$(0.02)	$(1.63)
Net loss per share attributable to Six Flags, Inc. common stockholders	$(1.62)	$—	$(0.02)	$(1.64)

Condensed Consolidated Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Net loss	$(149,904,000)	$(596,000)	$(1,651,000)	$(152,151,000)
Comprehensive loss	$(156,105,000)	$(596,000)	$(1,651,000)	$(158,352,000)
Comprehensive loss attributable to noncontrolling interests	$—	$596,000	$—	$596,000

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Net loss	$(149,904,000)	$(596,000)	$(1,651,000)	$(152,151,000)
Minority interest in loss	$(596,000)	$596,000	$—	$—
Interest accretion on notes payable	$55,000	$—	$1,773,000	$1,828,000
Amortization of debt issuance costs	$1,540,000	$—	$(122,000)	$1,418,000

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133.”  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133.  SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its final adoption.  SFAS 161 has not impacted our condensed consolidated financial statements.

2.                                    Acquisition and Disposition of Parks

During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the condensed consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations.  See Note 5.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our New Orleans park and the parks sold in or prior to 2007 as discontinued operations.  The discontinued operations have been presented on the March 31, 2009 and December 31, 2008 condensed consolidated balance sheets as follows:

	March 31, 2009	December 31, 2008
Current liabilities	$1,400	$1,400
Other liabilities	6,592	6,730
Total liabilities from discontinued operations	$7,992	$8,130

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 as “Discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Operating revenue	$—	$—
Loss from discontinued operations before income taxes	(668)	(854)
Increase in contingent liabilities from sale indemnities	(348)	—
Net results of discontinued operations	$(1,016)	$(854)

Our long-term debt is at the consolidated level and is not reflected at each individual park.  Thus, we have not allocated a portion of our interest expense to the discontinued operations.

3.                                    Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Facility (see Note 4) into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011. Our term loan borrowings bear interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358%

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(with an average of 5.342%).  The change in fair value prior to hedge designation was recorded as a gain in other expense in the condensed consolidated statements of operations in the amount of $4,256,000.

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

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first three months of 2009:

Gain
Beginning balance at January 1, 2009	$4,526,000
Change in cash flow hedge	—
Reclassification to interest expense	$(1,587,000)
Ending balance at March 31, 2009	$2,939,000

As of March 31, 2009, approximately $1,947,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months.

During the fourth quarter of 2008, it was determined that our interest rate swaps no longer met the SFAS 133 probability test and hedge accounting treatment was discontinued for the two interest rate swaps.  As a result, during the first three months of 2009, we recorded a $5,383,000 loss in other expense.

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

We have elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk.  Mid-market LIBOR pricing is used as a practical expedient for fair value measurements. Key inputs, including the LIBOR cash rates for very short term, futures rates for up to three years and LIBOR swap rates beyond the derivative maturity, are bootstrapped to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period.  The same rates used to bootstrap the yield curve are used to discount the future cash flows.  We are required to discount derivative liabilities to reflect the potential credit risk to lenders.  We elected to discount the cash flows of the derivative liabilities using a credit default swap basis available from Bloomberg and applied it to all cash flows.  Discounting for our credit default swap rates resulted in a substantial reduction of the

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

liability recorded at December 31, 2008 and March 31, 2009.

The fair value of our obligation under the interest rate swaps was approximately $6,402,000 and $9,070,000 at March 31, 2009 and December 31, 2008, respectively, and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets and is considered a Level 2 fair value measurement.

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

We do not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in “Accumulated other comprehensive income (loss)” when in qualifying effective relationships, and directly in other expense when they are not. These amounts are reclassified to interest expense when the forecasted transaction takes place.

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

4.                                      Long-Term Indebtedness

We determined to take advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $7 million due on April 15, 2009 on the 2013 Notes.  Under the applicable indenture relating to the 2013 Notes, use of the 30-day grace period does not constitute a default that permits acceleration of the 2013 Notes or any other indebtedness.  However, if we fail to make the semi-annual payment prior to expiration of the grace period, we would default under the applicable indenture, which would give rise to cross defaults under other of our debt instruments.

On June 16, 2008, we completed a private debt exchange in which we issued $400,000,000 of 12¼% Senior Notes due 2016 (“2016 Notes”) of Six Flags Operations Inc., a direct wholly owned subsidiary of Holdings, in exchange for (i) $149,223,000 of the 2010 Notes, (ii) $231,559,000 of the 2013 Notes and (iii) $149,863,000 of the 2014 Notes.  The benefits of this transaction included reducing debt principal by approximately $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense.  The transaction resulted in a net gain on extinguishment of debt of $107,743,000 related to the 2013 Notes and 2014 Notes (net of $3,264,000 of transaction costs related to the 2010 Notes that were charged to expense immediately as the exchange of the 2010 Notes was not deemed to be a substantial modification under the guidance of Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”).  We also recorded a $14,146,000 premium on the 2016 Notes representing the difference between the carrying amount of the 2010 Notes and the carrying amount of the 2016 Notes on the exchange as this portion of the exchange was not deemed a substantial modification.  This premium will be amortized as an offset to interest expense over the life of the 2016 Notes.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

On May 25, 2007, we entered into the Credit Facility, which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($835,125,000 and $843,625,000 of which was outstanding at March 31, 2009 and March 31, 2008, respectively); (ii) a revolving facility totaling $275,000,000 ($242,658,000 and $115,000,000 of which was outstanding at March 31, 2009 and March 31, 2008, respectively (as well as letters of credit in the amounts of $31,402,000 and $28,668,000 on those dates)), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At March 31, 2009, the weighted average interest rate for borrowings under the term loan and the revolving facility were 4.86% and 3.79%, respectively.  At March 31, 2008, the weighted average interest rate for borrowings under the term loan and the revolving facility were 5.34% and 5.31%, respectively.  Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility and an indirect wholly owned subsidiary of Holdings, is required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015. The utilization of the revolving facility is available until March 31, 2013. The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  We were in compliance with our financial covenants at March 31, 2009.

See Note 6 to the Consolidated Financial Statements in the 2008 Annual Report for additional information regarding our indebtedness.

On April 17, 2009, we launched the Senior Notes Exchange Offer and on May 6, 2009, we launched the Convertible Notes Exchange Offer, both of which are part of a restructuring plan to exchange our Senior Notes and Convertible Notes for common stock and convert our PIERS into common stock.  See Note 1.

5.                                      Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not reopened since. We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance includes business interruption coverage. The flood insurance provisions of the policies contain a $27.5 million sublimit.  In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate “Named Storm” peril.  In February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision.  In April 2009, the U.S. Court of Appeals for the Fifth Circuit upheld the district court ruling, with the exception of policies covering approximately $11 million of property insurance, which were remanded to the district court for further consideration of our claim.

We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $2.4 million at March 31, 2009, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $36.3 million in payments received from our insurance carriers.  We are entitled to replacement cost value of losses provided we

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks.  We, at a minimum, expect to recover our insurance receivable from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of the wind losses and business interruption claims.  We do not intend to operate a theme park on the site that was damaged by Hurricane Katrina.  Pursuant to our lease of the property from the City of New Orleans, we are obligated to re-invest in the site to the extent of insurance proceeds received for property damages.  However, in such event, we would have the use of such re-investment assets as well as all other leased property for the term of the lease.

On April 1, 1998, we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $60,666,000 (as of 2009 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.  As of March 31, 2009, we owned approximately 26.0% and 38.2% of the Georgia Limited Partner units and Texas Limited Partner units, respectively.  The remaining redeemable units of approximately 74.0% and 61.8% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $414.4 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  On March 31, 2009, we owned approximately 26.0% and 38.2%, respectively, of the limited partnership units in the Georgia and Texas partnerships.  Pursuant to the 2008 annual offer, we purchased 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008.  Pursuant to the 2007 annual offer, we purchased one unit from the Texas partnership and one-half unit from the Georgia partnership for approximately $2.8 million in May 2007.  The maximum unit purchase obligations for 2009 at both parks aggregated approximately $335.2 million, representing approximately 59.0% of the outstanding units of SFOG and 50.0% of the outstanding units of SFOT.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregated approximately $31.1 million for both parks based on current purchase prices.  We have received put notices from certain holders of units in the Partnership Parks with an aggregate put price of $65.5 million as of the end of the 2009 “put” period.  The outside general partner of SFOG has agreed to purchase 50% of the units put for that partnership, which leaves our cash obligation for the current year puts at $58.5 million, representing approximately 33.0 units (13.7%) of SFOT and 2.8 units (2.8%) of SFOG.  We are obligated to purchase the units by May 15, 2009.  To address this obligation, a subsidiary of Time Warner has committed to provide a loan to our subsidiaries that are required to purchase the put units.  See Note 1.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the “Subordinated Indemnity Agreement”) with certain Six Flags entities, Time Warner Inc and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $6.0 million as a source of funds in the event Timer Warner is required to honor its guarantee.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We intend to incur approximately $9.0 million of capital expenditures at these parks for the 2009 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $37.9 million of aggregate net cash provided by operating activities after capital expenditures during 2008 (net of advances from the general partner). At March 31, 2009, we had total loans outstanding of $198.5 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year.  For incidents arising on or after December 31, 2008, our self-insured retention is $2,000,000, followed by a $500,000 deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico.  Our self-insured retention after November 15, 2003 is $750,000 for workers compensation claims ($500,000 for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in certain jurisdictions in which a claim occurs in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

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

In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

formerly owned parks in California between November 2001 and December 18, 2007.  While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense.  In April 2009, we paid approximately $255,000 (which was recorded in other expense as of December 31, 2008) into the settlement fund based on our meeting certain performance criteria in 2008.  In 2010, we may be required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2009.

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

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,593,000 and $32,891,000 of which was outstanding at March 31, 2009 and March 31, 2008, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit. In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  If we file a Chapter 11 proceeding, there is a risk we could lose our interest in HWP Development LLC.

For the three months ended March 31, 2009 and 2008, we have received or accrued $200,000 and $200,000, respectively, in management fee revenues from the joint venture.  We have advanced the joint venture approximately $56,000 and $874,000 as of March 31, 2009 and December 31, 2008, respectively.  During 2009, we have contributed approximately $197,000 to the joint venture for our portion of a capital call.

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of our subsidiaries that owned three of our water parks and four of our theme parks. Pursuant to the purchase agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the parks we sold of up to $10 million (the “PARC Guarantee”), decreasing by a minimum of one million dollars annually.  The PARC Guarantee has been recorded in other long-term liabilities at its estimated fair value of $1.4 million.  In connection with the sale of our park near Seattle, Washington to PARC 7F-Operations Corporation, our guarantee of the lease of the land underlying the park remains in effect, except that (i) the landlord has agreed to proceed first against the parent company of the new lessee, CNL Income Properties, Inc., before asserting any rights in respect of our guarantee and (ii) in the event we are required to honor our guarantee, our remedies include our reacquisition of the park.  The lease expires in 2030 with renewal options for an additional 46 years.

At March 31, 2009, we have accrued liabilities for tax and other indemnification contingencies of $21.5 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

6.                                      Noncontrolling Interests, Partnerships and Joint Ventures

Noncontrolling interests represent the third parties’ share of the assets of the parks that are less than wholly owned, SFOT and SFOG.

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,235,000 and $2,257,000 as of March 31, 2009 and December 31, 2008, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

On June 18, 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at March 31, 2009.  We have accounted for our investment under the equity method and have included our investment of $39,922,000 and $39,513,000 as of March 31, 2009 and December 31, 2008, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

See Note 5 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our consolidated financial statements.

7.                                      Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and Park Free Cash Flow (Park EBITDA less park capital expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment — theme parks.  The following tables present segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Theme park revenue	$51,900	$68,224
Theme park cash expenses	(99,785)	(111,075)
Aggregate park EBITDA	(47,885)	(42,851)
Equity in operations of partnerships — EBITDA	2,095	(56)
Corporate expenses	(15,148)	(10,796)
Stock-based compensation	(839)	(3,592)
Other expense	(1,669)	(3,301)
Equity in operations of partnerships	(1,906)	(1,860)
Depreciation and amortization	(35,131)	(34,363)
Loss on disposal of assets	(3,313)	(4,654)
Interest expense	(39,337)	(48,368)
Interest income	421	265
Loss from continuing operations before income taxes and discontinued operations	$(142,712)	$(149,576)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first three months of 2009 and 2008:

	(in thousands)
	Domestic	Foreign	Total
2009
Long-lived assets	$2,504,211	$112,105	$2,616,316
Revenue	40,240	11,660	51,900
Loss from continuing operations before income taxes and discontinued operations	(140,991)	(1,721)	(142,712)
2008
Long-lived assets	$2,554,148	$146,340	$2,700,488
Revenue.	52,149	16,075	68,224
Loss from continuing operations before income taxes and discontinued operations	(147,310)	(2,266)	(149,576)

Long-lived assets include property and equipment and intangible assets.

8.                                      Pension Benefits

Our pension plan was “frozen” effective March 31, 2006 and participants no longer continue to earn future pension benefits.  However, by virtue of provisions of collective bargaining agreements relating to 155 employees at two of our parks, those employees continued to earn future benefits under the pension plan through periods ranging from December 31, 2008 through January 15, 2009.

SIX FLAGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Components of Net Periodic Cost (Benefit)

	Three months ended March 31,
	2009	2008
Service cost	$233,000	$133,000
Interest cost	2,413,000	2,384,000
Expected return on plan assets	(2,082,000)	(2,735,000)
Amortization of prior service cost	—	6,000
Amortization of net actuarial loss	333,000	—
Curtailment loss	70,000	—
Total net periodic cost (benefit)	$967,000	$(212,000)

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended March 31,
	2009	2008
Discount rate	6.125%	6.250%
Rate of compensation increase	4.000%	4.000%
Expected return on plan assets	7.500%	7.500%

Employer Contributions

During the three months ended March 31, 2009, we made pension contributions of $975,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                General

                Results of operations for the three-month period ended March 31, 2009 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 45% of total revenues in the first three months of 2009) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

                Our plan for 2009 includes (i) the launch of a new attraction program featuring a new coaster themed after the Batman movie “The Dark Night” ™ at Six Flags Mexico and a new wooden roller coaster themed after the Terminator Salvation ™ movie at Six Flags Magic Mountain, (ii) the addition of a Wiggles World at Six Flags Fiesta Texas, (iii) substantially upgrading and relaunching the Superman Ride of Steel coaster at Six Flags New England and the floorless Medusa coaster at Six Flags Great Adventure, (iv) adding our exciting “Glow in the Park” closing parade at two additional parks, (v) continuing our efficient and targeted marketing strategies, focusing on our breadth of product and value proposition, (vi) maintaining focus on containing our  operating expenses while at the same time increasing our operating days and operating hours, (vii) improving and expanding upon our branded product offerings and guest-service focused staffing initiatives in order to continue to drive guest spending growth, and (viii) continuing our efforts to grow sponsorship and international revenue opportunities.

                As described in Note 1 to the Condensed Consolidated Financial Statements, our condensed consolidated financial statements have been prepared under the assumption that we are a going concern.  However, our ability to continue as a going concern is uncertain due to the mandatory redemption of the PIERS on August 15, 2009, which is less than five months after the balance sheet date of March 31, 2009, and the impact of our efforts to restructure our debts and other obligations.

                Recent Developments

We have received put notices from certain holders of units in the partnerships Partnership Parks with an aggregate put price of $65.5 million as of the end of the 2009 “put” period.  The outside general partner of SFOG has agreed to purchase 50% of the units put for that partnership, which leaves our cash obligation for the current year puts at $58.5 million, representing approximately 33.0 units (13.7%) of SFOT and 2.8 units (2.8%) of SFOG.  See Note 5 to our condensed consolidated financial statements for a description of the put obligations associated with the Partnership Parks.  We are obligated to purchase the units by May 15, 2009.  To address this obligation, a subsidiary of Time Warner has committed to provide a loan in the amount of $52.5 million to our subsidiaries that are required to purchase the put units.  Time Warner also has agreed to the use of the $6.0 million that is currently in escrow for the benefit of subsidiaries of Time Warner, which is reflected in restricted-use investment securities on our March 31, 2009 condensed consolidated balance sheet, to purchase units.  In addition, Holdings and certain of its subsidiaries will guarantee $10.0 million of the loan.  The loan will bear interest at 14% and have a final maturity date of March 15, 2011, with mandatory prepayments in July 2009, November 2009, July 2010 and November

2010 based on the annual preferred return attributable to the Partnership Parks’ units that we own with any remaining amounts due no later than March 2011.  The financing commitment is subject to customary conditions and there can be no assurance that we would be able to obtain alternative funding to finance these “put” obligations on or prior to May 15, 2009.  See “Risk Factors—Risks Relating to the Restructuring Plan—We may be required to forfeit the Partnership Parks to Time Warner pursuant to Time Warner’s existing guarantee of these obligations and we could be required to file a chapter 11 proceeding before the conclusion of the Restructuring Plan if we are unable to consummate the financing arrangements we have made to fund the 2009 Partnership Parks “put” obligations or find alternative financing for such “put” obligations prior to May 15, 2009” incorporated by reference in Item 1A hereof.

The emergence of the 2009 H1N1 influenza strain (commonly known as “swine flu”) has had a significant adverse impact on attendance at our Mexico City park since the later part of April 2009.  As a result of the outbreak, we temporarily closed our park at the request of Mexican officials for eight days but our park re-opened on May 8, 2009.  For additional information see “Risk Factors—Risks Relating to Our Business—We face risks related to pandemic diseases, which could adversely impact our parks” incorporated by reference in Item 1A hereof.

We determined to take advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $7 million due on April 15, 2009 on the 2013 Notes.  Under the applicable indenture relating to the 2013 Notes, use of the 30-day grace period does not constitute a default that permits acceleration of the 2013 Notes or any other indebtedness.  However, if we fail to make the semi-annual payment prior to expiration of the grace period, we would default under the applicable indenture, which would give rise to cross defaults under other of our debt instruments.

On October 6, 2008, we were notified by the New York Stock Exchange (“NYSE”) that we were not in compliance with the NYSE’s continued listing criteria because the thirty-day average closing price of our common stock was less than $1.00, and on October 27, 2008, we were notified by the NYSE that we were not in compliance with the NYSE’s continued listing criteria because the thirty-day average market capitalization of our common stock had been less than $75 million and, at the same time, our stockholders’ equity had been less than $75 million.  Our common stock and PIERS traded on the NYSE under the symbol “SIX” and “SIX-PB,” respectively, through April 17, 2009, when they were delisted from the NYSE due to our failure to meet the NYSE’s continued quantitative listing criteria.  The last trading prices of the common stock and the PIERS on the NYSE were $0.13 and $0.65, respectively, on April 17, 2009.  Our common stock and the PIERS have been trading in the over-the-counter market under the symbols “SIXF” and “SIXFP,” respectively, as of April 20, 2009.

                Critical Accounting Policies

                In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The 2008 Annual Report discusses our most critical accounting policies.  Since December 31, 2008, there have been no material developments with respect to any critical accounting policies discussed in the 2008 Annual Report.  However, as described in Note 1 to the Condensed Consolidated Financial Statements, certain new accounting pronouncements have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three-month periods ended March 31, 2009 and 2008 were as follows (in thousands, except per capita total revenue):

	Three months ended March 31,
	2009	2008	Percentage Change (%)
Total revenue	$51,900	$68,224	(24)
Operating expenses	76,004	79,543	(4)
Selling, general and administrative	35,057	39,786	(12)
Costs of products sold	4,711	6,134	(23)
Depreciation and amortization	35,131	34,363	2
Loss on disposal of assets	3,313	4,654	(29)
Loss from operations	(102,316)	(96,256)	6
Interest expense, net	(38,916)	(48,103)	(19)
Equity in operations of partnerships	189	(1,916)	(110)
Other expense	(1,669)	(3,301)	(49)
Loss from continuing operations before income taxes and discontinued operations	(142,712)	(149,576)	(5)
Income tax benefit (expense)	2,930	(1,721)	(270)
Loss from continuing operations before discontinued operations	$(139,782)	$(151,297)	(8)

Other Data:
Attendance	1,224	1,448	(15)
Total revenue per capita	$42.41	$47.11	(10)

Three months ended March 31, 2009 vs. Three months ended March 31, 2008

Revenue in the first quarter of 2009 totaled $51.9 million compared to $68.2 million for the first quarter of 2008, representing a 24% decrease.  The decrease is attributable to a 0.2 million (15%) decrease in attendance coupled with a $4.70 (10%) decrease in total revenue per capita (representing total revenue divided by total attendance).  The attendance decrease is primarily related to the timing of Easter, which shifted from the first quarter in 2008 to the second quarter in 2009.  The reduction in total revenue per capita reflects decreased guest spending on admissions, food and beverage, games, retail, rentals, parking and other in-park revenues as well as decreased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, decreased $4.43 (11%) to $34.79 from $39.22 in the first quarter of 2008. Admissions revenue per capita decreased $2.52 (12%) in the first quarter of 2009 compared to the prior year period, and was driven primarily by the exchange rate impact on admissions revenue per capita at our park in Mexico of $1.17 as well as price and ticket mix.  Decreased revenues from food and beverage, retail, games, parking, rentals and other guest services resulted in a $1.91 (11%) decrease in non-admissions per capita guest spending in the first quarter of 2009 compared to the first quarter of 2008, of which approximately $1.42 was attributable to the weaker Mexican peso.

                Operating expenses for the first quarter of 2009 decreased $3.5 million (4%) compared to expenses in the first quarter of 2008.  The decrease includes: (i) a decrease in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($2.2 million), (ii) a decrease in operating taxes ($0.9 million) related to refunds from prior year tax disputes at our park in Mexico City and (iii) a decrease in salaries, wages and benefits ($0.7 million) primarily related to reduced stock-based compensation partially offset by increased pension costs.

                Selling, general and administrative expenses for the first quarter of 2009 decreased $4.7 million (12%) compared to the first quarter of 2008.  The decrease primarily reflects (i) a reduction in insurance related expenses ($2.7 million), (ii) a decrease in marketing expenses ($2.4 million) related to the timing of Easter, (iii) a decrease in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($1.4 million), partially offset by an increase in salaries, wages and benefits ($1.4 million) primarily related to increased cash-based incentive compensation and increased pension costs partially offset by reduced stock-based compensation.

                Costs of products sold in the first quarter of 2009 decreased $1.4 million (23%) compared to the first quarter of 2008, primarily related to (i) the decrease in food and beverage, merchandise and games sales related to the decreased attendance from the timing of Easter, which shifted from the first quarter in 2008 to the second quarter in 2009 and (ii) a decrease in cost of sales related to the exchange rate impact at our park in Mexico City.  As a percentage of our in-park guest spending, cost of products sold increased slightly in the first quarter of 2009.

                Depreciation and amortization expense for the first quarter of 2009 increased $0.8 million (2%) compared to the first quarter of 2008.  The increase was attributable to our on-going capital program partially offset by a decrease in depreciation expense related to the exchange rate impact at our parks in Montreal and Mexico City.

                Loss on disposal of assets decreased by $1.3 million (29%) in the first quarter of 2009 compared to the prior year period primarily related to the disposal costs in connection with the re-theming of a coaster at our park in Los Angeles in 2008.

                Interest expense, net decreased $9.2 million (19%) compared to the first quarter of 2008, primarily related to lower long-term debt, lower interest rates in the first quarter of 2009 and the effect of the change in accounting related to our interest rate swaps no longer qualifying for hedge accounting.

                Income tax benefit was $2.9 million for the first quarter of 2009 compared to an expense of $1.7 million for the first quarter of 2008, primarily reflecting a non-cash income tax credit of approximately $3.6 million due to a decrease in our valuation allowance for deferred tax assets that are primarily derived from our carryforward of net operating losses.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

                Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends (to the extent declared) and payments to our partners in the Partnership Parks.  We did not pay a dividend on our common stock during 2008, nor do we expect to pay such dividends in 2009.  As discussed in Note 1 to the Condensed Consolidated Financial Statements, we have prepared our financial statements assuming we will continue as a going concern, however, given the current negative conditions in the economy generally and the credit markets in particular, there is substantial uncertainty that we will be able to effect a refinancing of our debt on or prior to maturity and the PIERS prior to their mandatory redemption date on August 15, 2009.

                Our current and future liquidity is, in addition to our refinancing needs, greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See Item 1A of the 2008 Annual Report.  We may be unable to borrow under the Credit Facility or be required to repay amounts outstanding and/or may need to seek additional financing.  In addition, we expect that we will be required to refinance all or a significant portion of our existing debt on or prior to maturity (including the mandatory redemption of the PIERS on August 15, 2009) and potentially seek additional financing.  If we are unable to pay or refinance the PIERS at or prior to the mandatory redemption date, such failure would constitute a default under the Credit Facility, which would permit the lenders to accelerate the obligations thereunder.  If the lenders were to accelerate the amounts due under the Credit Facility, a cross default would also be triggered under our public debt indentures, which would likely result in most or all of our long-term debt becoming due and payable.  In that event, we would be unable to fund these obligations.  Such a circumstance could have a material adverse effect on our operations and the interests of our creditors and stockholders.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements.”

                We are exploring a number of alternatives for the refinancing of our indebtedness and the PIERS, including a restructuring either in or out-of-court.  We believe the consummation of a successful restructuring is critical to our continued viability.  Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including the agreement of our PIERS holders, common stockholders, debt holders, other creditors and other parties, and may limit our ability to utilize our net operating loss carryforwards if an ownership change is deemed to have occurred under the Internal Revenue Code of 1986, as amended, which is likely.  We can make no assurances that any restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe that any restructuring would be highly dilutive to our existing equity holders and certain debt holders.  In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

We may be compelled to seek an in-court solution under Chapter 11, if we are unable to successfully negotiate a timely out-of-court restructuring agreement with our PIERS holders, common stockholders, debt holders and other creditors.  Such a court filing would likely occur prior to the mandatory redemption date of the PIERS, if we were to conclude at such time that an out-of-court solution is not feasible or advantageous.

On April 17, 2009 and May 6, 2009, we announced the commencement of the Senior Notes Exchange Offer and the Convertible Notes Exchange Offer, respectively, to exchange our Senior Notes and Convertible Notes, respectively, for shares of our common stock.  The Senior Notes Exchange Offer and the Convertible Notes Exchange Offer expire on June 25, 2009, unless extended or earlier terminated by us in our discretion.  The Senior Notes Exchange Offer and the Convertible Notes Exchange Offer are part of a restructuring plan with respect to the Senior Notes, the Convertible Notes and the PIERS. As part of the restructuring plan, we are also conducting a consent solicitation from the holders of the PIERS to convert to common stock.  The consummation of the Senior Notes Exchange Offer and the Convertible Notes Exchange Offer are conditioned on, among other things, the valid participation of at least 95% of the aggregate principal amount of each of the Senior Notes and Convertible Notes.  The Senior Notes Exchange Offer and the Convertible Notes Exchange Offer are made only by, and pursuant to the terms set forth in the offering memorandums, and the information in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the offering memorandums and the accompanying letters of transmittal. For a discussion of the risks associated with carrying out the Senior Notes Exchange Offer and the Convertible Notes Exchange Offer and the Consent Solicitations, see “Risk Factors—Risks Relating to the Restructuring Plan” incorporated by reference in Item 1A hereof.  Moreover, there can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished.

We have received put notices from certain holders of units in the Partnership Parks with an aggregate put price of $65.5 million as of the end of the 2009 “put” period.  The outside general partner of SFOG has agreed to purchase 50% of the units put for that partnership, which leaves our cash obligation for the current year puts at $58.5 million, representing approximately 33.0 units (13.7%) of SFOT and 2.8 units (2.8%) of SFOG.  We are obligated to purchase the units by May 15, 2009.  To address this obligation, a subsidiary of Time Warner has committed to provide a loan in the amount of $52.5 million to our subsidiaries that are required to purchase the put units.  Time Warner also has agreed to the use of the $6.0 million that is currently in escrow for the benefit of subsidiaries of Time Warner, which is reflected in restricted-use investment securities on our March 31, 2009 condensed consolidated balance sheet, to purchase units.  See “Recent Developments” and Notes 1 and 5 to our condensed consolidated financial statements.

                Our total indebtedness, as of March 31, 2009, was approximately $2.31 billion. Without regard to any changes in our debt as a result of its restructuring efforts, based on estimated interest rates for floating-rate debt and after giving effect to applicable interest rate hedging arrangements we entered into in February 2008, and the debt exchange that we effected in June 2008, annual cash interest payments for 2009 on non-revolving credit debt outstanding at March 31, 2009 and anticipated levels of working capital revolving borrowings for the year will aggregate approximately $175 million, net of cash interest expected to be received. None of our public debt matures prior to February 2010 and none of the facilities under the Credit Facility mature before March 31, 2013, except that $8.5 million of principal amortizes each year.  Our Board of Directors decided that we would not declare and pay a quarterly dividend on May 15, 2008, August 15, 2008, November 15, 2008 or February 15, 2009 for the PIERS.  We are required to redeem all of the PIERS on August 15, 2009 for cash at 100% of the liquidation preference ($287.5 million), plus accrued and unpaid dividends ($31.3 million assuming dividends are accrued and not paid through the mandatory redemption date).  The PIERS are accounted for as mezzanine equity and if not redeemed or restructured at or prior to the redemption date of August 15, 2009, they will be reclassified as a current liability.  We plan on spending approximately $100.0 million on capital expenditures for the 2009 calendar year.  At March 31, 2009, we had approximately $79.4 million of unrestricted cash and $0.9 million available under our Credit Facility, which takes into account letters of credit in the amount of $31.4 million that were then outstanding under the revolving facility portions of the Credit Facility.

                Due to the seasonal nature of our business, we are largely dependent upon our revolving facility totaling $275.0 million to fund off-season expenses.  Our ability to borrow under the revolving facility is dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the revolving facility, we would likely be unable to pay in full our off-season obligations.  The revolving facility expires on March 31, 2013.  The terms and availability of the Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.  In October 2008, we borrowed $244.2 million under the revolving facility portion of the Credit Facility to ensure that we would have liquidity to fund our off-season expenditures given difficulties in the global credit markets.  This amount remained outstanding through March 31, 2009.  As of March 31, 2009, we had no credit available for borrowing under our Credit Facility.

                During the three months ended March 31, 2009, net cash used in operating activities was $115.4 million.  Net cash used in investing activities in the first three months of 2009 was $27.3 million, consisting primarily of capital expenditures partially offset by maturities of restricted-use investments and property insurance proceeds we received for insurance claims related to our New Orleans park.  Net cash provided by financing activities in the first three months of 2009 was $12.1 million, representing primarily the proceeds from borrowings under the revolving facilities of the Partnership Parks partially offset by the repayment of borrowings under the Credit Facility.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

                As of March 31, 2009, there have been no material changes in our market risk exposure from that disclosed in the 2008 Annual Report.

Item 4.      Controls and Procedures

                The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

                There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

                For a discussion of our risk factors, see Item 8.01 of the Current Report on Form 8-K, filed with the SEC on May 7, 2009, which is incorporated by reference herein.

Item 3.  Defaults Upon Senior Securities

On April 15, 2009, we announced that we had chosen to take advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $7 million due on April 15, 2009 on our 2013 Notes.  Although the failure to make such payment does constitute a default under the indenture governing the 2013 Notes and our Credit Facility, such failure did not constitute an event of default that permitted the acceleration of the 2013 Notes or any other indebtedness.  If we fail to make the semi-annual payment prior to the expiration of the grace period ending on May 15, 2009, it would result in an event of default under the indenture governing the 2013 Notes and our Credit Facility, permitting the acceleration of such indebtedness.  As of the date of the filing of this Quarterly Report on Form 10-Q, the total arrearage on the 2013 Notes is $7.0 million.  See Item 8.01 of the Current Report on Form 8-K, filed with the SEC on May 7, 2009, which is incorporated by reference herein.

As previously announced, our Board of Directors determined not to declare and pay a quarterly dividend on our outstanding PIERS for the quarters ending May 15, 2008, August 15, 2008, November 15, 2008 and February 15, 2009, each such PIERS representing one one-hundredth of a share of our 7¼% Convertible Preferred Stock.  Under the terms of the PIERS, dividends are not required to be paid currently.  Our deficit in stockholders’ equity, the overall state of the credit markets and the fact that unpaid dividends accumulate on an interest-free basis, were factors that our Board of Directors considered in reaching its decision not to declare and pay the quarterly dividends.  The decision of our Board of Directors not to declare the quarterly dividends on the PIERS does not violate any of the covenants under any of our debt agreements.  If the dividends on the PIERS are accrued through the redemption date on August 15, 2009, the total liquidation preference on the PIERS would be $318.8 million.  As of the date of the filing of this Quarterly Report on Form 10-Q, the total arrearage on the PIERS is $20.8 million.  See Item 8.01 of the Current Report on Form 8-K, filed with the SEC on May 7, 2009, which is incorporated by reference herein.

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

Date:   May 8, 2009

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