Form 10-Q
period 2009-06-30
SIX FLAGS, INC.
filed 2009-08-14
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to

Commission file number: 1-13703

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 10, 2009, Six Flags, Inc. had 98,273,546 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, our ability to successfully consummate a restructuring plan.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) our ability to develop, prosecute, confirm and consummate one or more chapter 11 plans of reorganization (See “Chapter 11 Reorganization” herein), (ii) the potential adverse impact of the chapter 11 filing on our global operations, management and employees, (iii) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a chapter 11 trustee or to convert the cases to chapter 7 cases, (iv) customer response to the chapter 11 filing, (v) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, or (vi) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•            factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•            accidents occurring at our parks;

•            adverse weather conditions;

•            competition with other theme parks and other entertainment alternatives;

•            changes in consumer spending patterns;

•            pending, threatened or future legal proceedings; and

•            other factors that are described in “Risk Factors,” or are included with the Company’s filings with the United States Bankruptcy Court for the District of Delaware.

A more complete discussion of these factors and other risks applicable to our business is contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, our Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 7, 2009 and July 23, 2009 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

Any forward-looking statement made by us in this document, or on our behalf by our directors, officers or employees related to the information contained herein, speaks only as of the date of this Quarterly Report on Form 10-Q.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008 (As Adjusted Note 2m)
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$128,838,000	$210,332,000
Accounts receivable	44,566,000	20,057,000
Inventories	37,317,000	24,909,000
Prepaid expenses and other current assets	45,116,000	41,450,000
Total current assets	255,837,000	296,748,000

Other assets:
Debt issuance costs	13,955,000	31,194,000
Restricted-use investment securities	2,646,000	16,061,000
Deposits and other assets	67,850,000	66,167,000
Total other assets	84,451,000	113,422,000

Property and equipment, at cost	2,709,515,000	2,654,939,000
Less accumulated depreciation	1,152,785,000	1,094,466,000
Total property and equipment	1,556,730,000	1,560,473,000
Intangible assets, net of accumulated amortization	1,060,005,000	1,059,486,000
Total assets	$2,957,023,000	$3,030,129,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2009	December 31, 2008 (As Adjusted Note 2m)
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$22,425,000	$25,060,000
Accrued compensation, payroll taxes and benefits	22,888,000	22,934,000
Accrued insurance reserves	12,850,000	33,929,000
Accrued interest payable	6,937,000	42,957,000
Other accrued liabilities	23,946,000	45,001,000
Deferred income	62,727,000	17,594,000
Liabilities from discontinued operations	1,400,000	1,400,000
Current portion of long-term debt	295,488,000	253,970,000
Total current liabilities not subject to compromise	448,661,000	442,845,000

Long-term debt	858,487,000	2,044,230,000
Liabilities from discontinued operations	6,450,000	6,730,000
Other long-term liabilities	76,977,000	74,337,000
Deferred income taxes	116,238,000	121,710,000
Total liabilities not subject to compromise	1,506,813,000	2,689,852,000
Liabilities subject to compromise	1,399,372,000	—
Total liabilities	2,906,185,000	2,689,852,000
Redeemable noncontrolling interests	373,469,000	414,394,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000 plus accrued and unpaid dividends of $26,055,000 and $15,633,000 as of June 30, 2009 and December 31, 2008, respectively)	313,311,000	302,382,000

Stockholders’ deficit:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 97,769,169 and 97,726,233 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,444,000	2,443,000
Capital in excess of par value	1,492,935,000	1,491,494,000
Accumulated deficit	(2,081,885,000)	(1,813,978,000)
Accumulated other comprehensive loss	(49,436,000)	(56,458,000)

Total stockholders’ deficit	(635,942,000)	(376,499,000)

Total liabilities and stockholders’ deficit	$2,957,023,000	$3,030,129,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 2m)
Revenue:

Theme park admissions	$162,670,000	$184,495,000
Theme park food, merchandise and other	129,651,000	146,714,000
Sponsorship, licensing and other fees	9,757,000	14,474,000

Total revenue	302,078,000	345,683,000
Operating costs and expenses:

Operating expenses (including stock-based compensation of $1,175,000 in 2008)	126,548,000	127,499,000
Selling, general and administrative (including stock-based compensation of $602,000 in 2009 and $1,456,000 in 2008)	78,043,000	84,589,000
Costs of products sold	26,522,000	30,204,000
Depreciation	35,353,000	33,912,000
Amortization	234,000	280,000
Loss (gain) on disposal of assets	3,227,000	(63,000)
Total operating costs and expenses	269,927,000	276,421,000
Income from operations	32,151,000	69,262,000
Other income (expense):

Interest expense (contractual interest expense was $41,530,000 in 2009)	(35,659,000)	(47,427,000)
Interest income	118,000	218,000
Equity in operations of partnerships	460,000	130,000
Net gain on debt extinguishment	—	107,743,000
Other income (expense)	(16,275,000)	420,000

Total other income (expense)	(51,356,000)	61,084,000

Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	(19,205,000)	130,346,000
Reorganization items	(78,725,000)	—

Income (loss) from continuing operations before income taxes and discontinued operations	(97,930,000)	130,346,000

Income tax benefit (expense)	234,000	(2,753,000)

Income (loss) from continuing operations before discontinued operations	(97,696,000)	127,593,000

Discontinued operations	(948,000)	(14,122,000)

Net income (loss)	(98,644,000)	113,471,000

Less: Net income attributable to noncontrolling interests	(17,536,000)	(20,562,000)

Net income (loss) attributable to Six Flags, Inc.	$(116,180,000)	$92,909,000
Net income (loss) applicable to Six Flags, Inc. common stockholders	$(121,616,000)	$87,417,000

Weighted average number of common shares outstanding — basic	97,483,000	97,319,000

Weighted average number of common shares outstanding — diluted	97,483,000	155,202,000

Net income (loss) per average common share outstanding — basic:
Income (loss) from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.24)	$1.04
Discontinued operations applicable to Six Flags, Inc. common stockholders	(0.01)	(0.14)
Net income (loss) applicable to Six Flags, Inc. common stockholders	$(1.25)	$0.90

Net income (loss) per average common share outstanding — diluted:
Income (loss) from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.24)	$0.72
Discontinued operations applicable to Six Flags, Inc. common stockholders	(0.01)	(0.09)
Net income (loss) applicable to Six Flags, Inc. common stockholders	$(1.25)	$0.63

Amounts attributable to Six Flags, Inc.:
Income (loss) from continuing operations	$(115,232,000)	$107,031,000
Discontinued operations	(948,000)	(14,122,000)
Net income (loss)	$(116,180,000)	$92,909,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 2m)
Revenue:
Theme park admissions	$185,892,000	$215,626,000
Theme park food, merchandise and other	149,001,000	172,381,000
Sponsorship, licensing and other fees	19,085,000	25,900,000
Total revenue	353,978,000	413,907,000
Operating costs and expenses:
Operating expenses (including stock-based compensation of $3,067,000 in 2008)	202,552,000	207,042,000
Selling, general and administrative (including stock-based compensation of $1,441,000 in 2009 and $3,156,000 in 2008)	113,100,000	124,375,000
Costs of products sold	31,233,000	36,338,000
Depreciation	70,260,000	67,995,000
Amortization	458,000	560,000
Loss on disposal of assets	6,540,000	4,591,000
Total operating costs and expenses	424,143,000	440,901,000
Loss from operations	(70,165,000)	(26,994,000)
Other income (expense):
Interest expense (contractual interest expense was $80,867,000 in 2009)	(74,996,000)	(95,795,000)
Interest income	539,000	483,000
Equity in operations of partnerships	649,000	(1,786,000)
Net gain on debt extinguishment	—	107,743,000
Other income (expense)	(17,944,000)	(2,881,000)
Total other income (expense)	(91,752,000)	7,764,000

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(161,917,000)	(19,230,000)
Reorganization items	(78,725,000)	—

Loss from continuing operations before income taxes and discontinued operations	(240,642,000)	(19,230,000)
Income tax benefit (expense)	3,164,000	(4,474,000)
Loss from continuing operations before discontinued operations	(237,478,000)	(23,704,000)
Discontinued operations	(1,964,000)	(14,976,000)
Net loss	(239,442,000)	(38,680,000)

Less: Net income attributable to noncontrolling interests	(17,536,000)	(19,966,000)

Net loss attributable to Six Flags, Inc.	$(256,978,000)	$(58,646,000)

Net loss applicable to Six Flags, Inc. common stockholders	$(267,907,000)	$(69,631,000)
Weighted average number of common shares outstanding — basic and diluted	97,477,000	96,505,000

Net loss per average common share outstanding — basic and diluted:
Loss from continuing operations applicable to Six Flags, Inc. common stockholders	$(2.73)	$(0.56)
Discontinued operations applicable to Six Flags, Inc. common stockholders	(0.02)	(0.16)
Net loss applicable to Six Flags, Inc. common stockholders	$(2.75)	$(0.72)

Amounts attributable to Six Flags, Inc.:
Loss from continuing operations	$(255,014,000)	$(43,670,000)
Discontinued operations	(1,964,000)	(14,976,000)
Net loss	$(256,978,000)	$(58,646,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (As adjusted Note 2m)	2009	2008 (As adjusted Note 2m)
Net income (loss)	$(98,644,000)	$113,471,000	$(239,442,000)	$(38,680,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,651,000	2,750,000	5,511,000	734,000
Defined benefit retirement plan	1,380,000	6,000	3,745,000	(230,000)
Change in cash flow hedging	(646,000)	16,230,000	(2,234,000)	12,281,000
Comprehensive income (loss)	(89,259,000)	132,457,000	(232,420,000)	(25,895,000)

Comprehensive income attributable to noncontrolling interests	(17,536,000)	(20,562,000)	(17,536,000)	(19,966,000)
Comprehensive income (loss) attributable to Six Flags, Inc.	$(106,795,000)	$111,895,000	$(249,956,000)	$(45,861,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 2m)
Cash flow from operating activities:
Net loss	$(239,442,000)	$(38,680,000)
Adjustments to reconcile net loss to net cash used in operating activities before reorganization items:
Depreciation and amortization	70,718,000	68,555,000
Stock-based compensation	1,441,000	6,223,000
Interest accretion on notes payable	2,785,000	3,607,000
Net gain on debt extinguishment	—	(107,743,000)
Reorganization items, net	78,725,000	—
(Gain) loss on discontinued operations	(280,000)	12,085,000
Amortization of debt issuance costs	2,567,000	2,819,000
Other including loss on disposal of assets	15,463,000	6,990,000
Increase in accounts receivable	(25,925,000)	(34,122,000)
Increase in inventories, prepaid expenses and other current assets	(15,883,000)	(22,027,000)
(Increase) decrease in deposits and other assets	(1,680,000)	4,514,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	75,662,000	84,507,000
Increase (decrease) in accrued interest payable	13,856,000	(13,965,000)
Deferred income tax benefit	(5,867,000)	(412,000)
Total adjustments	211,582,000	11,031,000
Net cash used in operating activities before reorganization activities	(27,860,000)	(27,649,000)

Cash flow from reorganization activities:
Cash used in reorganization activities	(10,840,000)	—
Total net cash used in operating activities	(38,700,000)	(27,649,000)

Cash flow from investing activities:
Additions to property and equipment	(69,047,000)	(80,923,000)
Property insurance recovery	2,133,000	8,712,000
Purchase of identifiable intangible assets	—	(168,000)
Acquisition of theme park assets	—	(473,000)
Maturities of restricted-use investments	15,274,000	—
Purchase of restricted-use investments	(1,859,000)	(3,308,000)
Gross proceeds from sale of assets	387,000	483,000
Net cash used in investing activities	(53,112,000)	(75,677,000)

Cash flow from financing activities:
Repayment of borrowings	(4,156,000)	(117,579,000)
Proceeds from borrowings	73,007,000	263,750,000
Purchase of redeemable minority interests	(58,461,000)	—
Payment of cash dividends	—	(5,211,000)
Payment of debt issuance costs	(489,000)	(98,000)
Net cash provided by financing activities	9,901,000	140,862,000
Effect of exchange rate changes on cash	417,000	345,000
Increase (decrease) in cash and cash equivalents	(81,494,000)	37,881,000
Cash and cash equivalents at beginning of year	210,332,000	28,388,000
Cash and cash equivalents at end of period	$128,838,000	$66,269,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 2m)
Supplemental cash flow information:
Cash paid for interest	$64,512,000	$103,337,000

Cash paid for income taxes	$2,920,000	$4,670,000

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Chapter 11 Reorganization

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Six Flags” refer to Six Flags, Inc. and its consolidated subsidiaries.  As used herein, “Holdings” refers only to Six Flags, Inc., without regard to its subsidiaries.

On June 13, 2009, Holdings, Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with Holdings, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019).  The entities that own our interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG”) and our Canadian and Mexican parks are not debtors in the Chapter 11 Filing.

In anticipation of the Chapter 11 Filing, the Debtors entered into a Plan Support Agreement (the “Support Agreement”), dated June 13, 2009, with certain participating lenders (the “Participating Lenders”), who are parties to the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the “Credit Agreement”), among Holdings, SFO, SFTP (as the primary borrower), certain of SFTP’s foreign subsidiaries party thereto, the lenders thereto (the “Lenders”), the agent banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”).  The Debtors’ proposed joint chapter 11 plan of reorganization (the “Plan”), as outlined in the Support Agreement, has the unanimous support of the Lenders’ steering committee and the Administrative Agent.

The Plan will provide for the restructuring of the Debtors’ balance sheets.  Except for the Credit Agreement obligations (and swap obligations secured ratably therewith, collectively the “Credit Agreement Obligations”), all claims against or interests in SFTP and the subsidiaries of SFTP included in the Chapter 11 Filing (collectively, the “SFTP Debtors”) will be unimpaired.  The Credit Agreement Obligations will be altered by the Plan and each holder thereof will receive distributions equal to its Credit Agreement Obligations’ claims comprised of its ratable share of the New Term Loan (as defined below) and shares of New Common Stock (as defined below) for the balance of such claims.  SFO will retain its equity in SFTP and the holders of general unsecured claims against SFO, including the $400 million aggregate principal amount of SFO’s unsecured 12.25% senior notes (plus accrued and unpaid interest) due 2016 (the “2016 Notes”) issued pursuant to that certain Indenture, dated as of June 16, 2008, among SFO, Holdings and HSBC Bank USA, National Association, shall receive, in the aggregate, shares of New Common Stock having a value equal to the residual enterprise value of the SFTP Debtors after satisfaction in full of the claims against them (including the Credit Agreement Obligations).  Holdings shall retain its equity interests in SFO and holders of general unsecured claims against Holdings, including the approximately $868 million aggregate principal amount  (plus accrued and unpaid interest) of the following unsecured senior notes, shall receive, in the aggregate, shares of New Common Stock having a value equal to the residual enterprise value of Holdings’ direct and indirect interests in Six Flags Over Georgia and Six Flags Over Texas (collectively, the “Partnership Parks”): (i) Holdings’ unsecured 8.875% senior notes due 2010 (the “2010 Notes”) issued pursuant to that certain Indenture, dated as of

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

February 11, 2002, between Holdings and The Bank of New York (“BONY”), (ii) Holdings’ unsecured 9.75% senior notes due 2013 (the “2013 Notes”) issued pursuant to that certain Indenture dated as of April 13, 2003, between Holdings and BONY, (iii) Holdings’ unsecured 9.625% senior notes due 2014 (the “2014 Notes”) issued pursuant to that certain Indenture, dated as of December 5, 2008, between Holdings and BONY, and (iv) Holdings’ unsecured 4.5% convertible senior notes due 2015 (the “2015 Notes”) issued pursuant to that certain Indenture, dated as of November 19, 2004, between Holdings and BONY (collectively, the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes, “Holdings’ Notes”) and the 2016 Notes (on account of Holdings’ guaranty of the 2016 Notes). In addition, Holdings’ and SFTP’s guarantee claims, which include, among other things, claims arising under the guaranty by Holdings and SFTP of obligations owed to Time Warner Inc. (“Time Warner”) and certain of its affiliates under a loan made by a subsidiary of Time Warner to the Company up to a maximum aggregate amount of $10 million, shall be discharged and replaced by new guarantees of such obligations.

Pursuant to the Support Agreement, the Participating Lenders agreed, subject to the terms and conditions contained in the Support Agreement, to support the Debtors’ proposed financial restructuring, and further agreed not to transfer the claims of the Participating Lenders unless the transferee agreed to be bound by the Support Agreement (the “Lender Claims), subject to certain exceptions.  In accordance with the terms set forth in the Support Agreement, the Debtors filed the Chapter 11 Filing on June 13, 2009.

The Support Agreement may be terminated, subject to certain exceptions, if: (i) a plan (the “Qualified Plan”) in form and substance reasonably satisfactory to Participating Lenders holding more than 60% of the Lender Claims and a disclosure statement (the “Disclosure Statement”) related to the Qualified Plan, shall not have been filed by August 15, 2009, (such Qualified Plan and Disclosure Statement were filed on July 22, 2009) (ii) the Disclosure Statement shall not have been approved by the Bankruptcy Court by October 15, 2009, (iii) the Bankruptcy Court shall not have entered an order (the “Confirmation Order”) confirming a Qualified Plan by December 31, 2009, (iv) a Qualified Plan shall not have been consummated by February 15, 2010, (v) the Debtors shall take any action, subject to certain exceptions, inconsistent with the covenants set forth in the Support Agreement, (vi) an examiner with expanded powers or a trustee shall have been appointed in the chapter 11 case or if such case is dismissed, or if the case is converted to one under chapter 7, (vii) a Confirmation Order is reversed on appeal or vacated, (viii) the Bankruptcy Court does not enter, by certain deadlines after the petition date, interim and final orders governing the use by the Debtors of the Lenders’ cash collateral and granting adequate protection to the Lenders, in form and substance reasonably satisfactory to the Administrative Agent (such final order was entered in advance of those obligations on July 30, 2009) (the “Cash Collateral Order”), (ix) the occurrence of a termination event under the Cash Collateral Order, unless such termination event is waived, or (x) there shall have occurred any event, development or circumstance since the petition date (other than certain events noted therein related to the Chapter 11 Filing) that shall have resulted or could reasonably be expected to result in a material adverse change in the business, condition (financial or otherwise), income, operations or prospects of the Debtors.

On July 22, 2009, the Debtors filed with the Bankruptcy Court the Disclosure Statement and a Qualified Plan.  Under the Plan, the holders of claims under the Credit Agreement Obligations existing as of the date of the Chapter 11 Filing (the “Prepetition Credit Agreement Claims”) against the SFTP Debtors will convert these claims into (i) approximately 92% of new common stock (the “New Common Stock”) to be issued by Holdings after its reorganization (“Reorganized SFI”), subject to dilution by a new long-term incentive plan for officers, directors and employees of Holdings (the “Long-Term Incentive Plan”), and (ii) a new term loan in an aggregate amount of $600 million (the “New Term Loan”).  Prepetition Credit Agreement Claims against SFO will be discharged and exchanged for a new guaranty of the obligations under the New Term Loan by SFO after its reorganization.  All other secured claims against the Debtors that are allowed by the Bankruptcy Court, if any, will either be paid in full or reinstated, in the Debtors’ discretion.  Allowed unsecured claims against all of the Debtors (other than

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Holdings and SFO) will be paid in full or be reinstated (but solely to the extent such claims are allowed by the Bankruptcy Court).  Claims against SFTP, SFO, and Holdings, respectively, based on a guaranty of the obligations of SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., each a subsidiary of Holdings, to Time Warner and certain affiliates of Time Warner under a certain promissory note and a certain subordinated indemnity agreement will be discharged and exchanged for new guarantees of such obligations (as may be amended in connection with the emergence of the Debtors from bankruptcy).  The holders of allowed unsecured claims against SFO (which includes claims arising under the 2016 Notes) will convert their claims against SFO into approximately 7% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  The holders of allowed unsecured claims against Holdings (which includes claims arising under Holdings’ Notes and Holdings’ guaranty of the 2016 Notes) will convert their claims against Holdings into approximately 1% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  All existing equity interests in Holdings will be canceled under the Plan.  All existing equity interests in Holdings’ direct subsidiary SFO will be cancelled, and 100% of the newly-issued common stock of SFO will be issued to Holdings on the effective date of the reorganization in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The existing equity interests in all Debtors (other than Holdings and SFO) will remain unaltered by the Plan.

Based upon the Debtors’ estimate of the allowed claims in the reorganization cases, the Plan hopes to provide a yet undetermined percentage to holders of Prepetition Credit Agreement Claims against SFTP, a 100% recovery for the holders of all other secured claims, a 100% recovery for the holders of unsecured claims against all Debtors (other than SFO and Holdings) and no recovery for holders of equity interests in Holdings prior to the Chapter 11 Filing.  The Plan also hopes to provide a yet undetermined percentage to the holders of unsecured claims against SFO and Holdings.  These projections are based on assumptions described in the Disclosure Statement and are not guaranteed.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1A of the 2008 Annual Report and Part II, Item 1A of this Quarterly Report on Form 10-Q.  The Plan is supported by the Debtors and the Participating Lenders.

Chapter 11 Financing

The Debtors will be permitted to use the Lenders’ cash collateral pursuant to the Cash Collateral Order with the following key terms: (i) monthly payment of an amount equal to interest accrued on the Credit Agreement Obligations at the non-default LIBOR-based rates set forth in the Credit Agreement (with an additional 2% in respect of default interest accruing), (ii) the prompt payment, following submission of invoices, of agency fees, letter of credit fees, and fees and expenses of counsel and financial advisors to the Administrative Agent, (iii) the Debtors’ diligent prosecution of the Plan, and (iv) additional reasonable covenants regarding use of cash collateral outside the ordinary course of business acceptable to the steering committee comprised of the Participating Lenders.  Such covenants include, for example, a prohibition on the Company’s granting of any mortgages, security interests, or liens in the cash collateral or any portion thereof to any parties not subject to the Cash Collateral Order pursuant to Section 364(d) of the Bankruptcy Code.  Additionally, subject to approval of the Lenders, the Company shall have the ability to renew and/or extend the maturity date of existing letters of credit prior to the effective date of the Plan without any increase in the amount available to be drawn thereunder.  The Debtors shall also have the ability to obtain a post-petition bi-lateral letter of credit facility in an amount to be agreed (secured solely by cash collateral) to address post-filing incremental letter of credit

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

requirements arising subsequent to the June 13, 2009 commencement of the Chapter 11 Filing (the “Petition Date”).

Reporting Requirements

As a result of the Chapter 11 Filing, the Debtors are now required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law.  While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in Six Flags, Inc.’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the SEC.

Reasons for Bankruptcy

For several years, the Debtors have faced a number of challenges, most significantly their over-leveraged balance sheet, which have impaired their ability to achieve profitability.  Under the direction of the previous board of directors of Holdings’ and the management team, the Company had amassed more than $2.5 billion of debt and preferred income equity redeemable shares (“PIERS”) obligations by the end of 2005 in order to acquire theme parks and conduct various capital expenditure programs.  Faced with a highly leveraged balance sheet, in 2006 the newly constituted board of directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers), and new management began to effectuate a series of long-term operating initiatives.  By 2008, the new management team achieved several key strategic objectives, including diversifying and growing revenues, and increasing operational efficiency and operating cash flows, which it had set out to achieve by the end of its third year.

In addition, the new management team also worked to reduce the Company’s debt obligations.  This was achieved by, among other means, selling ten parks for approximately $400 million in gross proceeds, entering into the Credit Agreement that reduced interest costs and extended maturities and completing an exchange offer that exchanged $530.6 million of Holdings’ Notes for $400.0 million of 2016 Notes, resulting in reduced debt and interest, and extended maturities.  Despite these significant achievements, the Company remained highly leveraged and had substantial indebtedness and PIERS obligations.

The PIERS required mandatory redemption by August 15, 2009 at 100% of the liquidation preference in cash, which amounted to approximately $287.5 million, plus accrued and unpaid dividends of approximately $31.3 million.  Because the Debtors were not going to be able to satisfy this obligation and a default of the PIERS obligations would also have caused a default under the Credit Agreement, the Debtors sought to refinance or restructure the PIERS before the mandatory redemption date.  A default under the Credit Agreement, in turn, would have permitted the lenders thereunder to accelerate the Debtors’ obligations under the Credit Agreement.  Such an acceleration under the Credit Agreement would have also triggered cross-defaults under Holdings’ Notes, resulting in most, if not all, of the Debtors’ long-term debt becoming due and payable immediately.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Recognizing the need for a comprehensive solution for these financial issues, prior to commencing the Chapter 11 Filing, the Debtors attempted to effect out-of-court exchange offers designed to reduce unsecured debt and interest expense requirements, leave in place its favorable Credit Agreement, and improve financial and operational flexibility to allow the Company to compete more effectively and generate long-term growth (the “Exchange Offers”).  Accordingly, Holdings (i) announced the commencement of an exchange offer and consent solicitation on April 17, 2009 to exchange the 2010 Notes, 2013 Notes and 2014 Notes for common stock and (ii) announced the commencement of an exchange offer and consent solicitation on May 6, 2009 to exchange the 2015 Notes for common stock.  The consummation of the Exchange Offers with respect to such Holdings’ Notes was conditioned on, among other things, the valid participation of at least 95% of the aggregate principal amount of each issue of Holdings’ Notes.  Holdings also contemplated soliciting consents from the holders of the PIERS to amend the terms of the PIERS to provide for the automatic conversion of the PIERS into common stock and filed a preliminary proxy statement with the SEC with respect to, among other things, the PIERS solicitation.

In connection with the Debtors’ efforts to appropriately evaluate all potential restructuring alternatives, in March 2009, the Debtors entered into negotiations with Avenue Capital Management (“Avenue”) in its capacity as the largest holder of the 2016 Notes, a significant holder of Holdings’ Notes, and a lender under the Credit Agreement, in an attempt to de-lever their balance sheet through a restructuring transaction that had the potential to result in a pre-negotiated chapter 11 filing. Negotiations with Avenue focused on the conversion of the 2016 Notes into the bulk of the equity of reorganized Holdings and were dependent upon reinstatement of the favorable terms of the Credit Agreement. Reinstatement of the Credit Agreement was a critical element of these negotiations because, if the Company was left with the full balance of the Credit Agreement but was unable to reinstate its terms, the Company would have faced the prospect of paying much higher “market” rates of interest on approximately $1.1264 billion outstanding under the Credit Agreement. The Company estimates that its annual interest costs would have increased by at least $40 million, further exacerbating the Company’s liquidity and future financial covenant challenges.

After several months of negotiations, the Company and Avenue were unable to reach an agreement to meet the Debtors’ liquidity and financial needs under the Credit Agreement.  The Debtors then consummated discussions with the Participating Lenders and ultimately entered into the Support Agreement.

Notifications

Shortly after the Petition Date, the Debtors began notifying current or potential creditors of the Chapter 11 Filing. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.  The deadline for the filing of proofs of claims against the Debtors has not yet been established by the Bankruptcy Court.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Creditors’ Committee

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization.  Disagreements between the Debtors and the Creditors’ Committee could protract the court proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from bankruptcy.

Executory Contracts — Section 365

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this Form 10-Q, including where applicable, the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code.  Claims may arise as a result of rejecting any executory contract.

Plan of Reorganization

In order to successfully emerge from bankruptcy, the Debtors will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would, among other things, resolve the Debtors obligations arising prior to the Petition Date, set forth the revised capital structure of the newly reorganized entities and provide for corporate governance subsequent to exit from bankruptcy.

Automatically, upon commencing the Chapter 11 Filing, the Debtors under the Bankruptcy Code have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptances of their plan.  On July 22, 2009, the Debtors filed the Plan with the Bankruptcy Court.  If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan, and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e.,

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan, and (2) no class of claims or interests senior to the common stock is being paid more than in full.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.  See Note 2d “Reorganization Items” below for additional information.

Risks and Uncertainties

The ability of the Debtors, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, (i) the ability of the Debtors to maintain adequate liquidity, including the generation of cash from operations, and (ii) the ability of the Debtors to confirm a plan of reorganization under the Bankruptcy Code.  Uncertainty as to the outcome of these factors raises substantial doubt about the Debtors’ ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings, except for unsecured claims allowed by the Bankruptcy Court.  See Note 2d “Reorganization Items” below for additional information. In particular, such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (b) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Debtors, or (d) as to operations, the effects of any changes that may be made in the underlying business.  A plan of reorganization would likely cause material changes to the amounts currently disclosed in the condensed consolidated financial statements.

Negative events associated with the Debtors’ Chapter 11 Filing could adversely affect revenues and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Bankruptcy Court proceedings are protracted.  Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.   Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and until such issues are resolved, there remains substantial doubt about the Debtors’ ability to continue as a going concern.

As a result of the Chapter 11 Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Impact on Net Operating Loss Carryforwards

Our ability to utilize our net operating loss carryforwards (“NOLs”) will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, after we consummate a debt restructuring that results in an ownership change.  In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOLs that may be used to offset taxable income in each year following the ownership change.   Under a special rule that may be elected for an ownership change pursuant to a chapter 11 reorganization, the amount of this annual limitation is equal to the “long-term tax-exempt rate” (published monthly by the IRS) for the month in which the ownership change occurs, multiplied by the value of our stock immediately after, rather than immediately before, the ownership change.  By taking into account the value of our stock immediately after the chapter 11 reorganization, the limitation is increased as a result of the cancellation of debt that occurs pursuant to the chapter 11 reorganization.  Because we expect to elect this treatment, an annual limitation will be imposed on the amount of our pre-ownership change NOLs that can be utilized to offset our taxable income after consummation of the chapter 11 reorganization.  Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years.  The annual limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which our tax depreciation expense during this five year period is less than it would be if our assets had a tax basis on the date of the ownership change equal to their fair market value.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, we expect any NOL limitation for the five years following an ownership change to be substantially increased by built-in income and to result in a carryforward of excess limitation to future periods.  Nevertheless, because the value of our outstanding common stock is low, the annual limitation resulting from an ownership change will be correspondingly low and, even after being increased by built-in-income, the cumulative limitation is expected to be substantially less than the amount of our NOLs.  A significant amount of our NOLs is therefore expected to expire unused as a result of an ownership change.  This may require an additional valuation allowance on our deferred tax assets.

2.             General — Basis of Presentation

We own and operate regional theme and water parks.  Of the 20 parks we own or operate, 18 are located in the United States. Of the other two, one is located in Mexico City, Mexico and the other is located in Montreal, Canada.  During the second quarter of 2008, we decided that we would not re-open our New Orleans Park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not re-opened since.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations.  See Notes 3 and 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on our results of operations and our financial position. That discussion should be read in conjunction with the condensed consolidated financial statements and these notes.  Our Annual Report on Form 10-K for the year ended December 31, 2008 (the

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Results of operations for the three-month and six-month periods ended June 30, 2009 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 Filing.  In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, (2) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (3) as to shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (4) as to operations, the effect of any changes that may be made to our business.

a.     Consolidated U.S. GAAP Presentation

Our accounting policies reflect industry practices and conform to U.S. generally accepted accounting principles.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.

We also consolidate the partnerships and joint ventures that own SFOT and SFOG, as we have determined that we have the most significant economic interest since we receive a majority of these entities’ expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The portion of earnings or loss from each of the parks attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.

While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as permitted in the ordinary course of business.  These dispositions and settlements may be in amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the condensed consolidated financial statements.

b.     Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business.  The condensed consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations.  See Note 1 “Chapter 11 Reorganization” regarding the impact of the Chapter 11 Filing and the proceedings in Bankruptcy Court on the Company’s liquidity and its status as a going concern.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

c.     Accounting for the Chapter 11 Filing

We follow the accounting prescribed by American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for periods subsequent to a chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with SOP 90-7, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  We have written-off costs that are associated with unsecured debt that is included in liabilities subject to compromise at June 30, 2009.  See Note 2d “Reorganization Items”.  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, have not been adjusted.

Because Holdings’ existing stockholders are expected to own less than 50% of the voting shares after Holdings emerges from bankruptcy, we expect to apply “Fresh-Start Reporting,” in which our assets and liabilities will be recorded at their estimated fair value using the principles of purchase accounting contained in Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” with the difference between our estimated fair value and our identifiable assets and liabilities being recognized as goodwill.

d.     Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of liabilities subject to compromise, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under the Bankruptcy Code.  The Debtors’ reorganization items consist of the following:

	Three months ended June 30 , 2009	Six months ended June 30, 2009
	(in thousands)
Write-off of unamortized debt issuance costs, premiums and discounts associated with unsecured debt subject to compromise	$67,581	$67,581
Professional fees directly related to reorganization	11,144	11,144
Total reorganization items	$78,725	$78,725

Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee.

 Net cash paid for reorganization items, entirely constituting professional fees, as of June 30, 2009 totaled $10,840,000.

e.     Liabilities Subject to Compromise

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of liabilities arising

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

before the date of filing of the plan of reorganization are stayed.  SOP 90-7 requires liabilities that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount of claims expected to be allowed on known or potential claims to be resolved through the bankruptcy process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included the Credit Agreement Obligations as liabilities subject to compromise as these secured liabilities are expected to be fully recovered by the Lenders.  The Bankruptcy Court has granted final approval of many of the Debtors’ “first day” motions covering, among other things, human resource obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, post-petition utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as liabilities subject to compromise.

 The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of such pre-petition claims will be required to file proofs of claims by a bar date to be determined by the Bankruptcy Court.  A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the chapter 11 cases.  The Debtors will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

 Liabilities subject to compromise consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Accounts payable and other accrued expenses	$75,968	$—
Accrued interest payable	49,877	—
Unsecured debt	988,305	—
Unsecured convertible notes	280,000	—
Other long-term liabilities	5,222	—
Total liabilities subject to compromise	$1,399,372	$—

Liabilities subject to compromise include trade accounts payable related to purchases prior to the Petition Date, which generally have not been paid.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payments related to these liabilities.

f.      PARC Note

We recorded the $37.0 million note that we received pursuant to the sale of seven parks in April 2007 (the “PARC Note”) at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations.  We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” As of June 30, 2009, we have collected payments in the amount of $6.9 million leaving the PARC Note receivable balance at $4.5 million.  See Note 7.

g.     Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2008, we had recorded a valuation allowance of $598,510,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance was increased by $96,754,000 through June 30, 2009, in respect of the net loss before income taxes generated during the first six months of 2009.  In addition, we decreased the valuation allowance by $3,565,000 through June 30, 2009 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of June 30, 2009, we have a liability of approximately $4,150,000 accrued for interest and penalties.

h.     Long-Lived Assets

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

i.      Derivative Instruments and Hedging Activities

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

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

We have recorded an $8,725,000 loss through the second quarter of 2009 in other expense because during the fourth quarter of 2008, our interest rate swaps no longer met the SFAS 133 probability test and hedge accounting treatment was discontinued.

j.      Income (Loss) Per Common Share

The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for both the three and six months ended June 30, 2009 does not include 6,580,000 options, and for the three and six months ended June 30, 2008 does not include 6,884,000 options, as the effect of the exercise of these options would be antidilutive.  Additionally, the weighted average number of shares of common stock on a diluted basis for the three-month period ended June 30, 2009 and the six-month periods ended June 30, 2009 and 2008 does not include the effect of the potential conversion of our PIERS or 2015 Notes as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive.  Our PIERS, which are shown as mandatorily redeemable preferred stock on our consolidated balance sheets, were issued in January 2001 and are convertible into 13,789,000 shares of common stock.  Our 2015 Notes are convertible into 44,094,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares. The following table reconciles the weighted average number of shares of common stock outstanding used in the calculations of basic and diluted income per share for the three months ended June 30, 2008.

	Three months ended
	June 30, 2008
		Weighted
		Average	Per
	Net	Shares	Share
	Income	Outstanding	Amount

Basic Earnings Per Share:
Net income	$92,909,000
Preferred stock dividends and amortization of related issue costs	(5,492,000)

	87,417,000	97,319,000	$0.90

Diluted Earnings Per Share:
Effect of potential common shares issuable upon exercise of employee stock options	—	—
Effect of dilutive securities:
Preferred stock	5,492,000	13,789,000
Convertible notes	5,045,000	44,094,000

	$97,954,000	155,202,000	$0.63

PIERS dividends and amortization of related issue costs of $5,436,000 and $10,929,000 were included in determining net income (loss) applicable to common stock for the three and six months ended June 30, 2009, respectively.  PIERS dividends and amortization of related issue costs of $5,492,000 and

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

$10,985,000 were included in determining net income (loss) applicable to common stock for the three and six months ended June 30, 2008, respectively.

k.     Reclassifications

Reclassifications have been made to certain amounts reported in 2008 to conform to the 2009 presentation.

l.      Stock Benefit Plans

The Debtors, after emergence from bankruptcy, expect to implement the Long-Term Incentive Plan for management, selected employees and directors of the reorganized companies, providing incentive compensation in the form of new issuances of stock options and/or restricted stock in Holdings.

As a result of the Chapter 11 Filing, it is unlikely that the restricted stock or stock options granted to employees and directors in the past under the stock-based compensation arrangements described below will retain value comparable to their grant date fair value, as the Plan proposes that all existing stockholders of Holdings will not receive any compensation for their claims.

We maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  During the three months ended June 30, 2009 and 2008, stock-based compensation expense was $602,000 and $2,631,000, respectively.  During the six months ended June 30, 2009 and 2008, stock-based compensation expense was $1,441,000 and $6,223,000, respectively.

Under our various stock option and incentive plans (“Stock Incentive Plans”), our officers and non-employee directors may be awarded stock options, restricted stock and other stock-based awards.  As of June 30, 2009, options to purchase 6,580,000 shares of our common stock and approximately 1,769,000 shares of restricted stock were outstanding under the Stock Incentive Plans and approximately 3,763,000 shares were available for future grant.  50,000 stock options were granted during the six month period ended June 30, 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.  No stock options were granted during the six month period ended June 30, 2008.

Stock Options

Options granted under the Stock Incentive Plans may be designated as either incentive stock options or non-qualified stock options.  Options are generally granted with an exercise price equal to the market value of our common stock at the date of grant.  These option awards generally vest 20% per annum, commencing with the date of grant, and have a contractual term of either 7, 8 or 10 years.  In addition, our President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that become exercisable only if certain market prices of our common stock are maintained for consecutive 90 day periods.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

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

The weighted-average assumptions used in the option pricing valuation models for options granted in the six months ended June 30, 2009 and 2008 are as follows:

	June 30,
	2009		2008
	Employees	Directors	Employees	Directors
Risk-free interest rate	1.79%	—	—	—
Expected life (in years)	5.68	—	—	—
Expected volatility	68.47%	—	—	—
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of June 30, 2009 and changes during the six months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	6,884,000	6.57
Granted	50,000	0.33
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(80,000)	7.74
Expired	(274,000)	13.70
Balance at June 30, 2009	6,580,000	6.21	6.85	—
Vested and expected to vest at June 30, 2009	6,750,000	6.62	6.52	—
Options exercisable at June 30, 2009	3,686,000	6.84	6.65	—

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

The weighted average grant date fair value of our option awards granted during the six months ended June 30, 2009 and 2008 was $0.20 and $0.00, respectively.  The total intrinsic value of options exercised for both periods was $0.  The total fair value of options that vested during the six months ended June 30, 2009 and 2008 was $3.2 million in both periods.

As of June 30, 2009, there was $1.3 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized, without regard to the potential impact of the Chapter 11 Filing and proceedings, is 1.71 years.

Restricted Stock

Restricted shares of our common stock may be awarded under the Stock Incentive Plans and are subject to restrictions on transferability and other restrictions, if any, as the compensation committee (the “Compensation Committee”) of Holdings’ board of directors may impose. The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment.  The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

We issued 50,000 shares of restricted stock during the six months ended June 30, 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.

We issued 2,505,518 shares of restricted stock during the year ended December 31, 2008 as settlement for 2007 accrued management bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007.  Of the 2,505,518 shares issued (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match vested on September 10, 2008, (iv) 19,013 shares were forfeited upon the termination of several employees throughout 2008, (v) 7,064 shares were forfeited upon the termination of several employees in 2009, and (vi) 286,014 shares will vest in 2011 if certain performance based financial goals of the Company are met.

A summary of the status of our restricted stock awards as of June 30, 2009 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2009	1,731,412	4.99
Granted	50,000	0.33
Vested	(5,000)	5.54
Forfeited	(7,064)	1.84
Non-vested balance at June 30, 2009	1,769,348	4.87

The weighted average grant date fair value per share of restricted stock awards granted during the six months ended June 30, 2009 and 2008 was $0.33 and $1.84, respectively.  The total grant date fair value of restricted stock awards granted during the six months ended June 30, 2009 and 2008 was $0.02 million and $4.4 million, respectively.  The total fair value of restricted stock awards that vested during the six months ended June 30, 2009 and 2008 was $0.03 million and $3.9 million, respectively.  As of June 30, 2009, there were unrecognized compensation costs of $1.4 million related to restricted stock

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

awards.  The weighted average period over which that cost is expected to be recognized, without regard to the potential impact of the Chapter 11 Filing and proceedings, is 1.50 years.

m.    New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date.  Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements.  Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading.  SFAS 165 requires disclosure of the date through which subsequent events have been evaluated.  For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made.  We adopted SFAS 165 for the interim period ending June 30, 2009.  Adoption did not affect the recognition or disclosure of subsequent events.  We evaluate subsequent events up to the date we file our Form 10-Q with the Securities and Exchange Commission for our financial statements.  For the period ended June 30, 2009, this date was August 14, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 amends FASB Interpretation 46(R) (“FIN 46(R)”) and changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  SFAS is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We are currently evaluating the effect that SFAS 167 will have on our financial statements.

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

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

goodwill.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will evaluate how the new requirements of SFAS 141(R) would impact any business combinations completed in 2009 or thereafter.

In December 2007, the FASB also issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.”  SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The condensed consolidated financial statements herein reflect the adoption of SFAS 160.  All other requirements of SFAS 160 will be applied prospectively.  As a result of our adoption of SFAS 160 as of January 1, 2009, future purchases of “puttable” limited partnership units in the Partnership Parks will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable noncontrolling interests and cash, respectively.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer’s nonconvertible borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding.  We adopted FSP APB 14-1 on January 1, 2009.  FSP APB 14-1 changed the accounting treatment for the 2015 Notes and resulted in an increase to non-cash interest reported in our historical financial statements as well as our current and future financial statements as long as we continue to have the 2015 Notes outstanding.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

As of June 30, 2009 and December 31, 2008, the principal amount of 2015 Notes outstanding was $280.0 million and $280.0 million, respectively, the unamortized discount of the 2015 Notes was $0 million and $68.0 million as of June 30, 2009 and December 31, 2008, respectively, and the net carrying value of the 2015 Notes was $280.0 million and $213.5 million at June 30, 2009 and December 31, 2008, respectively.  The debt discount was amortized to interest expense resulting in an increase in non-cash interest expense of approximately $3.3 million for the six months ended June 30, 2009.  The 2015 Notes are convertible into approximately 44.1 million shares of common stock at a conversion rate of 157.5 shares per $1,000 face amount of debt.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

The following condensed consolidated balance sheet as of December 31, 2008 and the following condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) line items for the three and six months ended June 30, 2008 and the condensed consolidated statement of cash flows line items for the six months ended June 30, 2008 were affected by SFAS 160 and FSP APB 14-1:

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

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

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Operations

Three Months Ended June 30, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Interest expense	$(45,745,000)	$—	$(1,682,000)	$(47,427,000)
Minority interest in earnings	$(20,562,000)	$20,562,000	$—	$—
Total other income	$42,204,000	$20,562,000	$(1,682,000)	$61,084,000
Income from continuing operations before income taxes and discontinued operations	$111,466,000	$20,562,000	$(1,682,000)	$130,346,000
Income from continuing operations before discontinued operations	$108,713,000	$20,562,000	$(1,682,000)	$127,593,000
Net income	$94,591,000	$20,562,000	$(1,682,000)	$113,471,000
Less: Net income attributable to noncontrolling interests	$—	$(20,562,000)	$—	$(20,562,000)
Income per share from continuing operations attributable to Six Flags, Inc. common stockholders — basic	$1.06	$—	$(0.02)	$1.04
Net loss per share attributable to Six Flags, Inc. common stockholders - basic	$0.92	$—	$(0.02)	$0.90

Six Months Ended June 30, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Interest expense	$(92,462,000)	$—	$(3,333,000)	$(95,795,000)
Minority interest in earnings	$(19,966,000)	$19,966,000	$—	$—
Total other expense	$(8,869,000)	$19,966,000	$(3,333,000)	$7,764,000
Loss from continuing operations before income taxes and discontinued operations	$(35,863,000)	$19,966,000	$(3,333,000)	$(19,230,000)
Loss from continuing operations before discontinued operations	$(40,337,000)	$19,966,000	$(3,333,000)	$(23,704,000)
Net loss	$(55,313,000)	$19,966,000	$(3,333,000)	$(38,680,000)
Plus: Net loss attributable to noncontrolling interests	$—	$(19,966,000)	$—	$(19,966,000)
Loss per share from continuing operations attributable to Six Flags, Inc. common stockholders	$(0.53)	$—	$(0.03)	$(0.56)
Net loss per share attributable to Six Flags, Inc. common stockholders	$(0.69)	$—	$(0.03)	$(0.72)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Net income	$94,591,000	$20,562,000	$(1,682,000)	$113,471,000
Comprehensive income	$113,577,000	$20,562,000	$(1,682,000)	$132,457,000
Comprehensive income attributable to noncontrolling interests	$—	$(20,562,000)	$—	$(20,562,000)

Six Months Ended June 30, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Net loss	$(55,313,000)	$19,966,000	$(3,333,000)	$(38,680,000)
Comprehensive loss	$(42,528,000)	$19,966,000	$(3,333,000)	$(25,895,000)
Comprehensive income attributable to noncontrolling interests	$—	$(19,966,000)	$—	$(19,966,000)

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2008

	As originally reported	Effect of adoption of SFAS 160	Effect of adoption of FSP APB 14-1	As adjusted
Net loss	$(55,313,000)	$19,966,000	$(3,333,000)	$(38,680,000)
Minority interest in earnings	$19,966,000	$(19,966,000)	$—	$—
Interest accretion on notes payable	$33,000	$—	$3,574,000	$3,607,000
Amortization of debt issuance costs	$3,060,000	$—	$(241,000)	$2,819,000

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

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

3.           Acquisition and Disposition of Parks

During the second quarter of 2008, we decided that we would not re-open our New Orleans Park, which sustained very extensive damage during Hurricane Katrina in late August 2005.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the condensed consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations.  See Note 2 and Note 7.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our New Orleans Park and the parks sold in or prior to 2007 as discontinued operations.  The discontinued operations have been presented on the June 30, 2009 and December 31, 2008 condensed consolidated balance sheets as follows:

	June 30, 2009	December 31, 2008

Current liabilities	$1,400	$1,400
Other liabilities	6,450	6,730
Total liabilities from discontinued operations	$7,850	$8,130

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008 as “discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Operating revenue	$—	$—	$—	$—
Loss from discontinued operations before income taxes.	(645)	(10,207)	(1,313)	(11,061)
Impairment of assets held for sale.	—	(3,490)	—	(3,490)
Increase in contingent liabilities from sale indemnities.	(303)	(425)	(651)	(425)
Net results of discontinued operations..	$(948)	$(14,122)	$(1,964)	$(14,976)

Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

4.             Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Agreement (see Note 6), into a fixed rate obligation.  The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expired in February 2011.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%).  On June 16, 2009 we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and our strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

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

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first six months of 2009:

Gain
Beginning balance at January 1, 2009	$4,526,000
Change in cash flow hedge	—
Reclassification to interest expense	(2,233,000)
Ending balance at June 30, 2009	$2,293,000

As of June 30, 2009, approximately $1,781,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months.

During the fourth quarter of 2008, it was determined that our interest rate swaps no longer met the SFAS 133 probability test and hedge accounting treatment was discontinued for the two interest rate swaps.  As a result, during the first six months of 2009, we recorded a $17,414,000 loss in other expense.

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

Up until the notification by the counterparties on June 16, 2009 that the interest rate swaps were being terminated, we elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations were limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that were observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk.  Mid-market LIBOR pricing was used as a practical expedient for fair value measurements. Key inputs, including the LIBOR cash rates for very short term, futures rates for up to three years and LIBOR swap rates beyond the derivative maturity, were bootstrapped to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date.  Inputs were collected from Bloomberg on the last market day of the period.  The same rates used to bootstrap the yield curve were used to discount the future cash flows.  We were required to discount derivative liabilities to reflect the potential credit risk to lenders.  We elected to discount the cash flows of the derivative liabilities using a credit default swap basis available from Bloomberg and applied it to all cash flows.  Discounting for our credit default swap rates resulted in a substantial reduction of the liability recorded at December 31, 2008.

The counterparties to the interest rate swap agreements provided four independent quotations for replacement transactions that were used to determine the derivative liability at termination.  These quoted prices were for specific transactions and are considered Level 1 fair value measurements.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

The fair value of our obligation under the interest rate swaps was approximately $19,992,000 at June 30, 2009 and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet and is considered a Level 1 fair value measurement.  The fair value of our obligation under the interest rate swaps was approximately $9,070,000 at December 31, 2008 and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet and is considered a Level 2 fair value measurement.

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

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in “Accumulated other comprehensive income” when in qualifying effective relationships, and directly in other expense when they are not.  These amounts are reclassified to interest expense when the forecasted transaction takes place.

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

5.             Fair Value of Financial Instruments

The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at June 30, 2009 and December 31, 2008.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,646,000	2,646,000	16,061,000	16,061,000
Long-term debt (including current portion) - Secured	(1,153,975,000)	(1,096,982,000)	(1,085,153,000)	(651,262,000)
Long-term debt (including current portion) – Subject to Compromise	(1,268,305,000)	(388,436,000)	(1,213,047,000)	(272,919,000)
PIERS	(313,311,000)	(2,185,000)	(302,382,000)	(8,280,000)
Interest rate swaps	(19,992,000)	(19,992,000)	(9,070,000)	(9,070,000)

The carrying amounts shown in the table are included in the condensed consolidated balance sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•      The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate fair value because of the short

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

maturity of these instruments.

•      Restricted-use investment securities: The carrying value of restricted-use investment securities consist of interest bearing bank accounts and approximate fair value because of their short term maturity and are considered a Level 2 fair value measurement.

•      Long-term debt: The fair value of our long-term debt is based upon quoted market prices and is considered a Level 1 fair value measurement.

•      PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices and is considered a Level 1 fair value measurement.

•      Interest rate swaps: The fair value of our interest rate swaps at June 30, 2009 is based on quoted prices from multiple brokers for replacement transactions which are considered Level 1 fair value measurements.  The fair value of our interest rate swaps at December 31, 2008 were based on quoted prices for similar instruments in active markets, inputs other than quoted prices that are observable for the asset or liability at commonly quoted intervals and credit risk, which is considered a Leve1 2 fair value measurement (See Note 4).

6.           Long-Term Indebtedness

On May 15, 2009, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., each a subsidiary of the Company (the “Partnership Parks Subsidiaries”), entered into a promissory note with TW-SF LLC, a subsidiary of Time Warner, pursuant to which TW-SF LLC loaned approximately $53 million to the Partnership Parks Subsidiaries, which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011. The loan requires semi-annual prepayments with the proceeds received by the Partnership Parks Subsidiaries from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Partnership Parks Subsidiaries.  Up to an aggregate of $10 million of the loan is guaranteed by Holdings, SFO and SFTP (collectively, the “Guarantors”) under the terms of a guarantee agreement entered into by the Guarantors in favor of TW-SF LLC, dated May 15, 2009.  The Partnership Parks Subsidiaries are not included in the Chapter 11 Filing.

On May 25, 2007, we entered into the Credit Facility, which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($835,125,000 and $841,500,000 of which was outstanding at June 30, 2009 and June 30, 2008, respectively); (ii) a revolving facility totaling $275,000,000 ($242,658,000 and $160,000,000 of which was outstanding at June 30, 2009 and June 30, 2008, respectively (as well as letters of credit in the amounts of $29,965,000 and $28,242,000 on those dates)), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate is based upon specified levels in excess of the applicable base rate, or LIBOR.  At June 30, 2009, the weighted average interest rate for borrowings under the term loan and the revolving facility was 3.37% and 3.13%, respectively.  At June 30, 2008, the weighted average interest rate for borrowings under the term loan and the revolving facility was 5.30% and 4.97%, respectively.  Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Facility and an indirect wholly owned subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015. The utilization of the revolving facility is available until March 31, 2013. The Credit Facility contains customary representations and warranties and affirmative and negative

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  We were in compliance with our financial covenants at June 30, 2009.

Subsequent to our Chapter 11 Filing, we record post-petition interest on pre-petition obligations only to the extent we believe the interest will be paid during the bankruptcy proceedings or that it is probable that the interest will be an allowed claim.  Had we recorded interest based on all of our pre-petition contractual obligations, interest expense would have increased by $5,871,000 during the six months ended June 30, 2009.

See Note 6 to the Consolidated Financial Statements in the 2008 Annual Report for additional information regarding our indebtedness.  See Note 1 for a description of the potential effects of the Chapter 11 Filing on our indebtedness.

7.           Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not reopened since. We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies. The park is covered by up to approximately $180 million in property insurance, subject to a deductible in the case of named storms of approximately $5.5 million. The property insurance includes business interruption coverage. The flood insurance provisions of the policies contain a $27.5 million sublimit.  In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate “Named Storm” peril.  In February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision.  In April 2009, the U.S. Court of Appeals for the Fifth Circuit upheld the district court ruling, with the exception of policies comprising approximately $11 million of potential insurance recovery, which were remanded to the district court for further consideration of our claim.

We have filed property insurance claims, including business interruption, with our insurers. We have an insurance receivable of $2.4 million at June 30, 2009, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $36.3 million in payments received from our insurance carriers.  We are entitled to replacement cost value of losses provided we spend the proceeds of the insurance receipts on new rides and attractions within a two year period at any of our domestic parks.  We, at a minimum, expect to recover our insurance receivable from resolution of the wind damage claim, including the difference between replacement cost and the actual cash value of the wind losses and business interruption claims.  We do not intend to operate a theme park on the site that was damaged by Hurricane Katrina.  Pursuant to our lease of the property from the City of New Orleans, we are obligated to re-invest in the site to the extent of insurance proceeds received for property damages.  However, in such event, we would have the use of such re-investment assets as well as all other leased property for the term of the lease.

In April 2009, the Industrial Development Board of the City of New Orleans and the City of New Orleans (collectively, “New Orleans”) sought to accept an offer the Company made years earlier to buy out of its New Orleans lease for a $10 million cash payment and an exchange of contiguous real estate the Company owned.  When the Company declined to extend the same offer, the Mayor of New Orleans announced to the press that New Orleans would sue.  The Company was current on its lease payments to New Orleans, however, and in the Company’s view, not in default.  New Orleans filed suit in Louisiana

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

state court on May 11, 2009, alleging that the Company breached its lease with New Orleans by removing rides and assets from the park property; by failing to secure the property; and by accepting interim insurance payments for Hurricane Katrina damage claims instead of designating New Orleans as loss payee.  On May 12, 2009, New Orleans obtained an ex parte state court temporary restraining order that enjoined the Company from: (a) removing any rides or attractions without New Orleans’ approval, (b) not properly securing the premises, and (c) “converting and/or secreting insurance proceeds received .. . . as a result of Hurricane Katrina.”  The Company removed the action to the United States District Court for the Eastern District of Louisiana (the “Court”), and the parties stipulated to stay the federal action for sixty days, while leaving the temporary restraining order in place, with the Company reserving the right to contest its propriety at a later time.  In an order dated June 1, 2009, the Court imposed the agreed-upon stay but shortened the period to thirty days, until June 29, 2009.  The Court issued an order on June 22, 2009, directing the clerk to mark the action as closed due to the stay resulting from the Chapter 11 Filing, but retaining jurisdiction for restoration to the calendar should circumstances change.

On April 1, 1998, we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $60,666,000 (as of 2009 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.  As of June 30, 2009, we owned approximately 28.9% and 52.0% of the Georgia Limited Partner units and Texas Limited Partner units, respectively.  The remaining redeemable units of approximately 71.1% and 48.0% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $355.9 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  In connection with a promissory note issued to an affiliate of Time Warner, those distributions will be paid to such affiliate as payments under the promissory note.  See Note 6.  On June 30, 2009, we owned approximately 28.9% and 52.0%, respectively, of the limited partnership units in the Georgia and Texas partnerships.  Pursuant to the 2009 annual offer, we purchased 33.0 units from the Texas partnership and 2.8 units from the Georgia partnership for approximately $58.5 million in May 2009.  The maximum unit purchase obligations for 2010 at both parks aggregated approximately $307.8 million, representing approximately 61.4% of the outstanding units of SFOG and 41.6% of the outstanding units of SFOT.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregated approximately $31.1 million for both parks based on current purchase prices.  To address the 2009 purchase of limited partnership units, a subsidiary of Time Warner provided a loan to our subsidiaries that were required to purchase the put units.  See Note 6.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the “Subordinated Indemnity Agreement”) with certain Six Flags entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We intend to incur approximately $9.0 million of capital expenditures at these parks for the 2009 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $37.9 million of aggregate net cash provided by operating activities after capital expenditures during 2008 (net of advances from the general partner).  At June 30, 2009, we had total loans receivable outstanding of $198.5 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

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

We are party to various legal actions arising in the normal course of business, including the cases discussed below. Matters that are probable of unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations, or liquidity after consideration of recorded accruals.  To the extent any legal proceedings were asserted against a Debtor, such proceeding has been stayed with respect to such Debtor as a result of the Chapter 11 Filing.

In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

formerly owned parks in California between November 2001 and December 18, 2007.  While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense.  In April 2009, we paid approximately $255,000 (which was recorded in other expense as of December 31, 2008) into the settlement fund based on our meeting certain performance criteria in 2008.  In 2010, we may be required to pay up to a maximum of $2,500,000 into the settlement fund based on us meeting certain performance criteria in 2009, although we do not expect to incur this obligation based on 2009 operating results to date.

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, Six Flags terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against Six Flags for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company’s favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008. On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Patent Complaint”) in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators.  The Patent Complaint alleges that the Company is liable for direct or indirect infringement of United States Patent No. 5,277,125 because of its ownership and/or operation of various theme parks and amusement rides.  The Patent Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Patent Complaint seeks damages and injunctive relief. On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. The Company has contacted the manufacturers of the amusement rides that it believes may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case.  The Company tendered the defense of this matter to certain of the ride manufacturers.

On January 6, 2009, a civil action against the Company was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to Six Flags Over Georgia on July 3, 2007. Certain of the individuals were employees of the park but were off-duty at the time the altercation occurred.  The plaintiff, who had exited the park, claims that the Company was negligent in its security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation.  Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

On October 31, 2008, a civil action against us was commenced in the District Court of Bexar County, Texas.  The plaintiff is seeking damages against us for personal injuries as a result of an accident

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

while attempting to board a ride at Six Flags Fiesta Texas.  The ride manufacturer is a co-defendant in the litigation.  Our condensed consolidated financial statements do not include any expenses or liabilities related to the above action as a loss has not been deemed probable or estimable.

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture is not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,512,000 and $32,809,000 of which was outstanding at June 30, 2009 and June 30, 2008, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit. In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the six months ended June 30, 2009 and 2008, we have received or accrued $363,000 and $386,000, respectively, in management fee revenues from the joint venture.  We have advanced the joint venture approximately $351,000 and $874,000 as of June 30, 2009 and December 31, 2008, respectively.  During 2009, we have contributed approximately $361,000 to the joint venture for our portion of two capital calls.

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

At June 30, 2009, we have accrued liabilities for tax and other indemnification contingencies of $21.3 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

8.             Noncontrolling Interests, Partnerships and Joint Ventures

Noncontrolling interests represent the third parties’ redeemable units of SFOT and SFOG.  The following table presents a rollforward of redeemable noncontrolling interests:

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

Balance at January 1, 2009	$414,394,000
Purchase of redeemable units of SFOT and SFOG	(58,461,000)
Net income attributable to noncontrolling interests	17,536,000
Distributions to noncontrolling interests	—
Balance at June 30, 2009	$373,469,000

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,086,000 and $2,257,000 as of June 30, 2009 and December 31, 2008, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

On June 18, 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at June 30, 2009.  We have accounted for our investment under the equity method and have included our investment of $40,695,000 and $39,513,000 as of June 30, 2009 and December 31, 2008, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.

9.             Business Segments

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

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Theme park revenue	$302,078	$345,683	$353,978	$413,907
Theme park cash expenses	(218,813)	(227,700)	(318,598)	(338,775)
Aggregate park EBITDA	83,265	117,983	35,380	75,132
Equity in operations of partnerships - EBITDA	2,291	2,141	4,386	2,085
Corporate expenses	(11,698)	(11,961)	(26,846)	(22,757)
Stock-based compensation	(602)	(2,631)	(1,441)	(6,223)
Other income (expense)	(16,275)	420	(17,944)	(2,881)
Equity in operations of partnerships	(1,831)	(2,011)	(3,737)	(3,871)
Depreciation and amortization	(35,587)	(34,192)	(70,718)	(68,555)
Gain (loss) on fixed assets	(3,227)	63	(6,540)	(4,591)
Net gain on debt extinguishment	—	107,743	—	107,743
Reorganization items	(78,725)	—	(78,725)	—
Interest expense	(35,659)	(47,427)	(74,996)	(95,795)
Interest income	118	218	539	483
Income (loss) from continuing operations before income taxes and discontinued operations	$(97,930)	$130,346	$(240,642)	$(19,230)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first six months of 2009 and 2008:

	(in thousands)
	Domestic	Foreign	Total
2009
Long-lived assets	$2,495,929	120,806	2,616,735
Revenue	322,631	31,347	353,978
Loss from continuing operations before income taxes and discontinued operations	(240,024)	(618)	(240,642)
2008
Long-lived assets	$2,564,336	148,190	2,712,526
Revenue.	370,397	43,510	413,907
Income (loss) from continuing operations before income taxes and discontinued operations	(22,179)	2,949	(19,230)

Long-lived assets include property and equipment and intangible assets.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

10.          Pension Benefits

Our pension plan was “frozen” effective June 30, 2006 and participants no longer continue to earn future pension benefits.  However, by virtue of provisions of collective bargaining agreements relating to 155 employees at two of our parks, those employees continued to earn future benefits under the pension plan through periods ranging from December 31, 2008 through January 15, 2009.

Components of Net Periodic Cost (Benefit)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$59,000	$132,000	$292,000	$265,000
Interest cost	2,311,000	2,385,000	4,724,000	4,769,000
Expected return on plan assets	(2,077,000)	(2,734,000)	(4,159,000)	(5,469,000)
Amortization of prior service cost	—	5,000	—	11,000
Amortization of net actuarial loss	231,000	—	564,000	—
Curtailment loss	—	—	70,000	—
Total net periodic (benefit) cost	$524,000	$(212,000)	$1,491,000	$(424,000)

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Discount rate	6.125%	6.250%	6.125%	6.250%
Rate of compensation increase	4.000%	4.000%	4.000%	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%	7.500%

Employer Contributions

During the six months ended June 30, 2009, we made pension contributions of $1,515,000.

11.          Supplemental Condensed Consolidated Financial Information

The following tables present condensed consolidated financial information, segregating those entities that have filed for re-organization under chapter 11 of the Bankruptcy Code and those that have not filed for re-organization under chapter 11 of the Bankruptcy Code.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

	June 30, 2009
	Filers	Non-filers	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$88,336,000	40,502,000	—	128,838,000
Account receivable	31,728,000	12,838,000	—	44,566,000
Receivables from non-filers	58,732,000	—	(58,732,000)	—
Other current assets	59,229,000	23,204,000	—	82,433,000
Total current assets	238,025,000	76,544,000	(58,732,000)	255,837,000

Property and equipment, net	1,250,708,000	306,022,000	—	1,556,730,000
Intangible assets, net	882,786,000	177,219,000	—	1,060,005,000
Investments in non-filers	133,971,000	—	(133,971,000)	—
Other assets	83,161,000	1,290,000	—	84,451,000
Total assets	$2,588,651,000	561,075,000	(192,703,000)	2,957,023,000

LIABILITIES and STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise:
Accounts payable and other current liabilities	$111,163,000	42,010,000	—	153,173,000
Payables to filers	—	58,732,000	(58,732,000)	—
Current portion of long-term debt	251,250,000	44,238,000	—	295,488,000
Total current liabilities not subject to compromise	362,413,000	144,980,000	(58,732,000)	448,661,000

Long-term debt	826,897,000	31,590,000	—	858,487,000
Other long-term liabilities	121,662,000	78,003,000	—	199,665,000
Total liabilities not subject to compromise	1,310,972,000	254,573,000	(58,732,000)	1,506,813,000

Liabilities subject to compromise	1,399,372,000	—	—	1,399,372,000

Total liabilities	2,710,344,000	254,573,000	(58,732,000)	2,906,185,000

Redeemable noncontrolling interests	—	373,469,000	—	373,469,000
Mandatorily redeemable preferred stock	313,311,000	—	—	313,311,000

Stockholders' deficit:	(435,004,000)	(66,967,000)	(133,971,000)	(635,942,000)
Total liabilities and stockholders' deficit	$2,588,651,000	561,075,000	(192,703,000)	2,957,023,000

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

	December 31, 2008
	Filers	Non-filers	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$197,860,000	12,472,000	—	210,332,000
Accounts receivable	14,212,000	5,845,000	—	20,057,000
Receivables from non-filers	26,451,000	8,981,000	(35,432,000)	—
Other current assets	49,206,000	17,153,000	—	66,359,000
Total current assets	287,729,000	44,451,000	(35,432,000)	296,748,000

Property and equipment, net	1,256,989,000	303,484,000	—	1,560,473,000
Intangible assets, net	883,140,000	176,346,000	—	1,059,486,000
Investments in non-filers	129,479,000	—	(129,479,000)	—
Other assets	112,512,000	910,000	—	113,422,000
Total assets	$2,669,849,000	525,191,000	(164,911,000)	3,030,129,000

LIABILITIES and STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise:
Accounts payable and other current liabilities	$169,376,000	19,499,000	—	188,875,000
Payables to affiliates	8,981,000	26,451,000	(35,432,000)	—
Current portion of long-term debt	252,746,000	1,224,000	—	253,970,000
Total current liabilities not subject to compromise	431,103,000	47,174,000	(35,432,000)	442,845,000

Long-term debt	2,042,134,000	2,096,000	—	2,044,230,000
Other long-term liabilities	126,329,000	76,448,000	—	202,777,000
Total liabilities not subject to compromise	2,599,566,000	125,718,000	(35,432,000)	2,689,852,000

Liabilities subject to compromise	—	—	—	—

Total liabilities	2,599,566,000	125,718,000	(35,432,000)	2,689,852,000

Redeemable noncontrolling interests	—	414,394,000	—	414,394,000
Mandatorily redeemable preferred stock	302,382,000	—	—	302,382,000

Stockholders' deficit:	(232,099,000)	(14,921,000)	(129,479,000)	(376,499,000)
Total liabilities and stockholders' deficit	$2,669,849,000	525,191,000	(164,911,000)	3,030,129,000

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30, 2009
	Filers	Non-filers	Eliminations	Consolidated
Revenue:
Theme park admissions	$120,064,000	42,606,000	—	162,670,000
Theme park food, merchandise and other	98,076,000	31,575,000	—	129,651,000
Sponsorship, licensing and other fees	6,457,000	3,300,000	—	9,757,000
Total revenue	224,597,000	77,481,000	—	302,078,000

Operating costs and expenses:
Operating expenses	96,947,000	29,601,000	—	126,548,000
Selling, general and administrative	63,534,000	14,509,000	—	78,043,000
Costs of products sold	19,969,000	6,553,000	—	26,522,000
Depreciation	27,943,000	7,410,000	—	35,353,000
Amortization	226,000	8,000	—	234,000
Loss on disposal of assets	3,194,000	33,000	—	3,227,000
Total operating costs and expenses	211,813,000	58,114,000	—	269,927,000
Income from operations	12,784,000	19,367,000	—	32,151,000

Other income (expense):
Interest expense, net	(34,400,000)	(1,141,000)	—	(35,541,000)
Affiliate interest	262,000	(262,000)	—	—
Equity in operations of partnerships	460,000	—	—	460,000
Other expense	(16,420,000)	145,000	—	(16,275,000)
Total other income (expense)	(50,098,000)	(1,258,000)	—	(51,356,000)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	(37,314,000)	18,109,000	—	(19,205,000)

Reorganization items, net	78,725,000	—	—	78,725,000

Income (loss) from continuing operations before income taxes and discontinued operations	(116,039,000)	18,109,000	—	(97,930,000)
Income tax benefit (expense)	1,243,000	(1,009,000)	—	234,000
Income (loss) from continuing operations before discontinued operations	(114,796,000)	17,100,000	—	(97,696,000)
Discontinued operations	(948,000)	—	—	(948,000)
Net Income (loss)	(115,744,000)	17,100,000	—	(98,644,000)
Less: Net income attributable to noncontrolling interests	—	(17,536,000)	—	(17,536,000)
Net loss attributable to Six Flags, Inc.	$(115,744,000)	(436,000)	—	(116,180,000)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2009
	Filers	Non-filers	Eliminations	Consolidated
Revenue:
Theme park admissions	$131,006,000	54,886,000	—	185,892,000
Theme park food, merchandise and other	106,843,000	42,158,000	—	149,001,000
Sponsorship, licensing and other fees	13,091,000	5,994,000	—	19,085,000
Total revenue	250,940,000	103,038,000	—	353,978,000

Operating costs and expenses:
Operating expenses	153,569,000	48,983,000	—	202,552,000
Selling, general and administrative	91,783,000	21,317,000	—	113,100,000
Costs of products sold	22,339,000	8,894,000	—	31,233,000
Depreciation	56,002,000	14,258,000	—	70,260,000
Amortization	444,000	14,000	—	458,000
Loss on disposal of assets	6,521,000	19,000	—	6,540,000
Total operating costs and expenses	330,658,000	93,485,000	—	424,143,000
Income (loss) from operations	(79,718,000)	9,553,000	—	(70,165,000)

Other income (expense):
Interest expense, net	(73,279,000)	(1,178,000)	—	(74,457,000)
Affiliate interest	517,000	(517,000)	—	—
Equity in operations of partnerships	649,000	—	—	649,000
Other expense	(17,607,000)	(337,000)	—	(17,944,000)
Total other income (expense)	(89,720,000)	(2,032,000)	—	(91,752,000)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	(169,438,000)	7,521,000	—	(161,917,000)

Reorganization items, net	78,725,000	—	—	78,725,000

Income (loss) from continuing operations before income taxes and discontinued operations	(248,163,000)	7,521,000	—	(240,642,000)
Income tax benefit	1,742,000	1,422,000	—	3,164,000
Income (loss) from continuing operations before discontinued operations	(246,421,000)	8,943,000	—	(237,478,000)
Discontinued operations	(1,964,000)	—	—	(1,964,000)
Net Income (loss)	(248,385,000)	8,943,000	—	(239,442,000)
Less: Net income attributable to noncontrolling interests	—	(17,536,000)	—	(17,536,000)
Net loss attributable to Six Flags, Inc.	$(248,385,000)	(8,593,000)	—	(256,978,000)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2009
	Filers	Non-filers	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(64,675,000)	25,975,000	—	(38,700,000)

Cash used in investing activities	(41,095,000)	(12,017,000)	—	(53,112,000)

Cash provided by (used in) financing activities	(3,754,000)	13,655,000	—	9,901,000

Effect of exchange rate changes on cash	—	417,000	—	417,000

Increase (decrease) in cash and cash equivalents	(109,524,000)	28,030,000	—	(81,494,000)

Cash and cash equivalents at beginning of year	197,860,000	12,472,000	—	210,332,000
Cash and cash equivalents at end of period	$88,336,000	40,502,000	—	128,838,000

	Six months ended June 30, 2008
	Filers	Non-filers	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(67,018,000)	39,369,000	—	(27,649,000)

Cash used in investing activities	(58,512,000)	(17,165,000)	—	(75,677,000)

Cash provided by (used in) financing activities	145,310,000	(4,448,000)	—	140,862,000

Effect of exchange rate changes on cash	—	345,000	—	345,000

Increase in cash and cash equivalents	19,780,000	18,101,000	—	37,881,000

Cash and cash equivalents at beginning of year	15,191,000	13,197,000	—	28,388,000
Cash and cash equivalents at end of period	$34,971,000	31,298,000	—	66,269,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53% of total revenues in the first six months of 2009) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Revenue for the first six months of 2009 decreased 14% compared to the prior year period.  Attendance declined 9%.  These reductions were driven by the overall negative macroeconomic environment, including a resulting decline in group sales, the effect of the swine flu outbreak on the Mexico City and Texas parks, the impact of adverse weather compared to the prior year period and the negative publicity surrounding our restructuring and our ultimate Chapter 11 Filing.

Recent Developments

On June 13, 2009, the Debtors filed the Chapter 11 Filing under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case No. 09-12019).  See Note 1 to the Condensed Consolidated Financial Statements.

The emergence of the 2009 H1N1 influenza strain (commonly known as “swine flu”) had a significant adverse impact on attendance at our Mexico City park, resulting in it being closed for thirteen days, and also affected group outings at our Texas parks due to school closures.  We face risks related to pandemic diseases, which could adversely impact our parks, as described in Part II, Item 1A hereof.

On October 6, 2008, we were notified by the New York Stock Exchange (“NYSE”) that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average closing price of its common stock was less than $1.00, and on October 27, 2008, we were notified by the NYSE that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average market capitalization of its common stock had been less than $75 million and, at the same time, its stockholders’ equity had been less than $75 million.  Holdings’ common stock and PIERS traded on the NYSE under the symbol “SIX” and “SIX-PB,” respectively, through April 17, 2009, when they were delisted from the NYSE due to Holdings’ failure to meet the NYSE’s continued quantitative listing criteria.  The last trading prices of the common stock and the PIERS on the NYSE were $0.13 and $0.65, respectively, on April 17, 2009.  Holdings’ common stock and the PIERS currently trade on the over-the-counter market under the symbols “SIXFQ” and “SIXFPFQ,” respectively.

On May 15, 2009, the Partnership Parks Subsidiaries, entered into a promissory note with TW-SF LLC, a subsidiary of Time Warner, pursuant to which TW-SF LLC loaned approximately $53 million to the Partnership Parks Subsidiaries, which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011.  The loan requires semi-annual prepayments with the proceeds received by the Partnership Parks Subsidiaries from the limited partnership units held by them in the

Partnership Parks and is prepayable at any time at the option of the Partnership Parks Subsidiaries.  Up to an aggregate of $10 million of the loan is guaranteed by the Guarantors under the terms of a guarantee agreement entered into by the Guarantors in favor of TW-SF LLC, dated May 15, 2009.

Basis of Presentation

We follow the accounting prescribed by American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for periods subsequent to a chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with SOP 90-7, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  We have written-off costs that are associated with unsecured debt that is included in liabilities subject to compromise at June 30, 2009.  See Note 2d “Reorganization Items.”  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, have not been adjusted.

Our condensed consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 Filing.  In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, (2) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (3) as to shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (4) as to operations, the effect of any changes that may be made to our business.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business.  Our condensed consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations.  The ability of the Debtors, both during and after the Bankruptcy Court proceedings, to continue as a going concern is dependent upon, among other things, (i) the ability of the Debtors to maintain adequate liquidity, including the generation of cash from operations, and (ii) the ability of the Debtors to confirm a plan of reorganization under the Bankruptcy Code.  Uncertainty as to the outcome of these factors raises substantial doubt about the Debtors’ ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings.  In particular, such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (b) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Debtors, or (d) as to operations, the effects of any changes that may be made in the underlying business.  A plan of reorganization would likely cause material changes to the amounts currently disclosed in the condensed consolidated financial statements.

Negative events associated with the Debtors’ Chapter 11 Filing could adversely affect revenues and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Bankruptcy Court proceedings are protracted.  Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.  Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and until such issues are resolved, there remains substantial doubt about the Debtors’ ability to continue as a going concern.

As a result of the Chapter 11 Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

See Note 1 “Chapter 11 Reorganization” regarding the impact of the Chapter 11 Filing and the proceedings in Bankruptcy Court on the Company’s liquidity and its status as a going concern.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  The 2008 Annual Report discusses our most critical accounting policies.  Since December 31, 2008, there have been no material developments with respect to any critical accounting policies discussed in the 2008 Annual Report, with the exception of the application of SOP 90-7 as a result of the Chapter 11 Filing.  See Note 2c to the Condensed Consolidated Financial Statements for more information on this as well as certain new accounting pronouncements that have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three-month and six months periods ended June 30, 2009 and 2008 were as follows (in thousands, except per capita total revenue and percentage changes):

	Unaudited Three months ended June 30,		Percentage	Unaudited Six months ended June 30,		Percentage
	2009	2008	Change (%)	2009	2008	Change (%)
Total revenue	$302,078	$345,683	(13)	$353,978	$413,907	(14)
Operating expenses	126,548	127,499	(1)	202,552	207,042	(2)
Selling, general and administrative	78,043	84,589	(8)	113,100	124,375	(9)
Costs of products sold	26,522	30,204	(12)	31,233	36,338	(14)
Depreciation and amortization	35,587	34,192	4	70,718	68,555	3
Loss (gain) on disposal of assets	3,227	(63)	(5,222)	6,540	4,591	42
Income (loss) from operations	32,151	69,262	(54)	(70,165)	(26,994)	160
Interest expense, net	(35,541)	(47,209)	(25)	(74,457)	(95,312)	(22)
Equity in operations of investees	460	130	254	649	(1,786)	(136)
Net gain on debt extinguishment	—	107,743	N/A	—	107,743	N/A
Other income (expense)	(16,275)	420	(3,975)	(17,944)	(2,881)	523
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	(19,205)	130,346	(115)	(161,917)	(19,230)	742
Reorganization items	(78,725)	—	N/A	(78,725)	—	N/A
Income (loss) from continuing operations before income taxes and discontinued operations	(97,930)	130,346	(175)	(240,642)	(19,230)	1,151
Income tax benefit (expense)	234	(2,753)	(108)	3,164	(4,474)	(171)
Income (loss) from continuing operations before discontinued operations	$(97,696)	$127,593	(177)	$(237,478)	$(23,704)	902

Other Data:
Attendance	7,966	8,638	(8)	9,189	10,086	(9)
Total revenue per capita	$37.92	$40.02	(5)	$38.52	$41.04	(6)

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Revenue in the second quarter of 2009 totaled $302.1 million compared to $345.7 million for the second quarter of 2008, representing a 13% decrease.  The decrease was attributable to a 0.7 million (8%) decrease in attendance coupled with a $2.10 (5%) decrease in total revenue per capita (representing total revenue divided by total attendance).  The attendance reduction was driven by a decline in group sales, reflecting cutbacks in outings by companies, schools and other organizations, as well as reduced complimentary and free promotional tickets.  Mitigating the attendance loss for the second quarter of 2009 was the timing of Easter, which occurred in April of this year and March of last year.  The reduction in total revenue per capita reflects decreased guest spending on admissions, food and beverages, games and merchandise and other in-park revenues as well as decreased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, decreased $1.64 (4%) in the second quarter of 2009 to $36.70 from $38.34 in the second quarter of 2008.  Admissions revenue per capita decreased $0.94 (4%) in the second quarter of 2009 compared to the prior year period, and was driven by the exchange rate impact on admissions revenue at our parks in Mexico and Canada ($0.28) as well as price and ticket mix.  Decreased revenues from food and beverages, games, retail and other in-park revenues resulted in a $0.71 (4%) decrease in non-admissions per capita guest spending in the second quarter of 2009 compared to the second quarter of 2008, of which approximately $0.26 was attributable to the exchange rate impact at parks in Mexico and Canada.

Operating expenses for the second quarter of 2009 decreased $1.0 million (1%) compared to expenses in the second quarter of 2008.  The decrease includes: (i) a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($2.6 million), and (ii) a decrease in repairs and maintenance and operating supply expenses ($1.5 million) partially offset by an increase in salaries, wages and benefits ($3.5 million) primarily related to the impact of minimum wage increases and increased costs related to our pension plan that was frozen in March 2006.

Selling, general and administrative expenses for the second quarter of 2009 decreased $6.5 million (8%) compared to the second quarter of 2008.  The decrease primarily reflects (i) a reduction in marketing expenses ($7.1 million) related in part to the timing of expenditures and (ii) a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($1.3 million), partially offset by an increase in insurance related expenses ($1.4 million) and increased salaries, wages and benefits ($1.0 million) primarily due to increased cash-based incentive compensation and increased pension costs partially offset by reduced stock-based compensation.

Costs of products sold in the second quarter of 2009 decreased $3.7 million (12%) compared to the second quarter of 2008 primarily due to (i) the decrease in food and beverage, games and merchandise sales, and (ii) a decrease in cost of sales related to the exchange rate impact at our parks in Mexico and Canada.  As a percentage of our in-park guest spending, cost of products sold decreased slightly in the second quarter of 2009.

Depreciation and amortization expense for the second quarter of 2009 increased $1.4 million (4%) compared to the second quarter of 2008.  The increase was primarily attributable to our on-going capital program partially offset by a decrease in depreciation expense related to the exchange rate impact at our parks in Mexico and Canada.

Loss on disposal of assets increased by $3.3 million in the second quarter of 2009 compared to the prior year period primarily due to the write-off of several assets no longer being utilized in park operations coupled with the gain recognized on the sale of a small piece of land at our Dallas water park in the second quarter of 2008 and the gain recognized from the insurance proceeds received in the second quarter of 2008 for certain assets that were destroyed by a fire at our Six Flags Mexico park.

Interest expense, net, for the second quarter of 2009 decreased $11.7 million (25%) compared to the second quarter of 2008, primarily reflecting lower effective rates and the write-off of discounts, premiums and deferred financing costs and the cessation of interest accruals on our unsecured debt which is subject to compromise as a result of the Chapter 11 Filing of the Debtors.

Income tax benefit was $0.2 million for the second quarter of 2009 compared to a $2.8 million expense for the second quarter of 2008, primarily reflecting a non-cash income tax credit of approximately $1.8 million due to a decrease in our tax valuation allowance for deferred tax assets that are primarily derived from our carryforward of net operating losses.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Revenue in the first six months of 2009 totaled $354.0 million compared to $413.9 million for the first six months of 2008, representing a 14% decrease.  The decrease is attributable to a 0.9 million (9%) decrease in attendance coupled with a $2.52 (6%) decrease in total revenue per capita (representing total revenue divided by total attendance).  The attendance reduction was driven by a decline in group sales, reflecting cutbacks in outings by companies, schools and other organizations, as well as reduced complimentary and free promotional tickets.  The reduction in total revenue per capita reflects decreased guest spending on admissions, food and beverages, games and merchandise and other in-park revenues, as well as decreased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, decreased $2.03 (5%) to $36.44 from $38.47 in the second quarter of 2008.  Admissions revenue per capita decreased $1.15 (5%) in the second quarter of 2009 compared to the prior year period, and was driven by the exchange rate impact on admissions revenue at our parks in Mexico and Canada ($0.41) as well as price and ticket mix.  Decreased revenues from food and beverages, games, retail and other in-park revenues resulted in a $0.88 (5%) decrease in non-admissions per capita guest spending in the second quarter of 2009 compared to the second quarter of 2008, of which approximately $0.43 was attributable to the exchange rate impact at our parks in Mexico and Canada.

Operating expenses for the first six months of 2009 decreased $4.5 million (2%) compared to expenses in the first six months of 2008.  The decrease includes: (i) a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($4.8 million), (ii) a decrease in repairs and maintenance and operating supply expenses ($1.8 million), and (iii) a decrease in operating taxes ($1.1 million), partially offset by an increase in salaries, wages and benefits ($2.8 million) primarily due to the impact of minimum wage increases and increased costs related to our pension plan that was frozen in March 2006.

Selling, general and administrative expenses for the first six months of 2009 decreased $11.3 million (9%) compared to the first six months of 2008.  The decrease primarily reflects (i) a reduction in marketing expenses ($12.0 million) related in part to the timing of expenditures, (ii) a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($2.7 million) and (iii) a decrease in insurance related expenses ($1.3 million), partially offset by increased salaries, wages and benefits ($2.3 million) primarily due to increased cash-based incentive compensation and increased pension costs partially offset by reduced stock-based compensation.

Costs of products sold in the first six months of 2009 decreased $5.1 million (14%) compared to the first six months of 2008 primarily due to (i) the decrease in food and beverage, games and merchandise sales, and (ii) a decrease in cost of sales related to the exchange rate impact at our parks in Mexico and Canada.  As a percentage of our in-park guest spending, cost of products sold decreased slightly in the first six months of 2009.

Depreciation and amortization expense for the first six months of 2009 increased $2.2 million (3%) compared to the first six months of 2008.  The increase was primarily attributable to our on-going capital program partially offset by a decrease in depreciation expense related to the exchange rate impact at our parks in Mexico and Canada.

Loss on disposal of assets increased by $1.9 million (42%) in the first six months of 2009 compared to the prior year period primarily due to the write-off of several assets no longer being utilized in park operations coupled with the gain recognized on the sale of a small piece of land at our Dallas water park in the second quarter of 2008 and the gain recognized from the insurance proceeds received in the second quarter of 2008 for certain assets that were destroyed by a fire at our Six Flags Mexico park.

Interest expense, net, for the first six months of 2009 decreased $20.9 million (22%) compared to the first six months of 2008 primarily reflecting lower effective interest rates and the write-off of discounts, premiums and deferred financing costs and the cessation of interest accruals on our unsecured debt which is subject to compromise as a result of the Chapter 11 Filing.

Income tax benefit was $3.2 million for the first six months of 2009 compared to a $4.5 million expense for the first six months of 2008, primarily due to a non-cash income tax credit of approximately $5.3 million resulting from a decrease in our tax valuation allowance for deferred tax assets that are primarily derived from our carryforward of net operating losses.

Liquidity, Capital Commitments and Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filing.  The Chapter 11 Filing involves various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business.  As a result of the risks and uncertainties associated with the Chapter 11 Filing, the value of our liabilities and securities is highly speculative.  We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.  See Note 1 “Chapter 11 Reorganization” regarding the impact of the Chapter 11 Filing and the proceedings in Bankruptcy Court on the Company’s liquidity and its status as a going concern.

Pursuant to the Support Agreement, the Debtors will be permitted to use the Lenders’ cash collateral pursuant to the Cash Collateral Order with the following key terms: (i) monthly payment of an amount equal to interest accrued on the Credit Agreement Obligations at the non-default LIBOR-based rates set forth in the Credit Agreement (with an additional 2% in respect of default interest accruing), (ii) the prompt payment, following submission of invoices, of agency fees, letter of credit fees, and fees and expenses of counsel and financial advisors to the Administrative Agent, (iii) the Debtors’ diligent prosecution of the Plan, and (iv) additional reasonable covenants regarding use of cash collateral outside the ordinary course of business acceptable to the steering committee comprised of the Participating Lenders.  Such covenants include, for example, a prohibition on the Company’s granting of any mortgages, security interests, or liens in the cash collateral or any portion thereof to any parties not subject to the Cash Collateral Order pursuant to Section 364(d) of the Bankruptcy Code.  Additionally, subject to approval of the Lenders, the Company shall have the ability to renew and/or extend the maturity date of existing letters of credit prior to the effective date of the Plan without any increase in the amount available to be drawn thereunder.  The Debtors shall also have the ability to obtain a post-petition bi-lateral letter of credit facility in an amount to be agreed (secured solely by cash collateral) to address post-filing incremental letter of credit requirements arising subsequent to the Petition Date.

Notwithstanding the direct positive impact of the Chapter 11 Filing on our liquidity, including the stay of payments on debt subject to compromise and the continuation of our ability to use cash that would otherwise secure the payment of Credit Agreement Obligations, our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1A of the 2008 Annual Report and Part II, Item 1A of this Quarterly Report on Form 10-Q.

We believe the consummation of a successful restructuring under chapter 11 of the Bankruptcy Code is critical to our continued viability and long-term liquidity.  Our plan of reorganization contained in the Disclosure Statement filed with the Bankruptcy Court, and filed herewith as Exhibit 99.1 to this Quarterly Report on Form 10-Q, is designed to provide us sufficient liquidity for the foreseeable future, although such results cannot be assured.

During the six months ended June 30, 2009, net cash used in operating activities was $38.7 million.  Net cash used in investing activities in the first six months of 2009 was $53.1 million, consisting primarily of capital expenditures partially offset by maturities of restricted-use investments and property insurance proceeds we received for insurance claims related to our parks in New Orleans, Washington D.C. and Mexico.  Net cash provided by financing activities in the first six months of 2009 was $9.9 million, representing primarily the proceeds from the loan obtained from Time Warner to fund our Partnership Park put obligations and the proceeds from borrowings under the revolving facilities of the Partnership Parks partially offset by the purchase of the Partnership Parks puts and repayment of borrowings under the Credit Facility.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, there have been no material changes in our market risk exposure from that disclosed in the 2008 Annual Report, with the exception that interest expense has been stayed by the Bankruptcy Court for all notes indentures except the Credit Agreement, thereby reducing the impact of interest rate fluctuations.  See Note 4 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q regarding the termination of our interest rate swap agreements as a result of the Chapter 11 Filing.

Item 4T.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of the industry in which we operate tends to expose us to claims by guests, generally for injuries. Accordingly, we are party to various legal actions arising in the normal course of business. Historically, the great majority of these claims have been minor. Although we believe that we are adequately insured against guests’ claims, if we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2008 Annual Report and in Notes 1 and 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with the 2008 Annual Report and Notes 1 and 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  To the extent any legal proceedings were asserted against a Debtor, such proceeding has been stayed with respect to such Debtor as a result of the Chapter 11 Filing.

On October 31, 2008, a civil action against us was commenced in the District Court of Bexar County, Texas.  The plaintiff is seeking damages against us for personal injuries as a result of an accident while attempting to board a ride at Six Flags Fiesta Texas.  The ride manufacturer is a co-defendant in the litigation.

In April 2009, the Industrial Development Board of the City of New Orleans and the City of New Orleans (collectively, “New Orleans”) sought to accept an offer the Company made years earlier to buy out of its New Orleans lease for a $10 million cash payment and an exchange of contiguous real estate the Company owned. When the Company declined to extend the same offer, the Mayor of New Orleans announced to the press that New Orleans would sue.  The Company was current on its lease payments to New Orleans, however, and in the Company’s view, not in default.  New Orleans filed suit in Louisiana state court on May 11, 2009, alleging that the Company breached its lease with New Orleans by removing rides and assets from the park property; by failing to secure the property; and by accepting interim insurance payments for Hurricane Katrina damage claims instead of designating New Orleans as loss payee. On May 12, 2009, New Orleans obtained an ex parte state court temporary restraining order that enjoined the Company from: (a) removing any rides or attractions without New Orleans’ approval, (b) not properly securing the premises, and (c) “converting and/or secreting insurance proceeds received . . . as a result of Hurricane Katrina.” The Company removed the action to the United States District Court for the Eastern District of Louisiana (the “Court”), and the parties stipulated to stay the federal action for sixty days, while leaving the temporary restraining order in place, with the Company reserving the right to contest its propriety at a later time. In an order dated June 1, 2009, the Court imposed the agreed-upon stay but shortened the period to thirty days, until June 29, 2009. The Court issued an order on June 22, 2009, directing the clerk to mark the action as closed due to the stay resulting from the Chapter 11 Filing, but retaining jurisdiction for restoration to the calendar should circumstances change.

On June 13, 2009, the Debtors filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 09-12019).  On July 22, 2009, the Debtors filed with the Bankruptcy Court, the Disclosure Statement and the Plan under chapter 11 of the Bankruptcy Code.

Item 1A.  Risk Factors

The business, results of operations and financial condition, and therefore the value of Holdings’ securities, are subject to a number of risks. In addition to the risk factors discussed below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, its

Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and its Current Reports on Form 8-K filed with the SEC on May 7, 2009 and July 23, 2009.

A long period of operations under chapter 11 protection may harm our business.

As with any judicial proceeding, there are risks of unavoidable delay with a chapter 11 proceeding and there are risks of objections from certain stakeholders, including objections from the holders of unsecured notes and any prepetition lenders that vote to reject the Plan.  Any material delay in the confirmation of the Plan, or the threat of rejection of the Plan by the Bankruptcy Court, would not only add substantial expense and uncertainty to the process, but also would adversely affect our operations during this period since its operations depend, in substantial part, upon the support of a large group of licensors, lessors, vendors, suppliers, guests, sponsors and employees.  Moreover, the mere filing of a “bankruptcy case,” even, as is the case here, one pursuant to a pre-arranged plan, has adverse effects on the business and operations of the Debtors.

So long as our chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort working on the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the chapter 11 proceedings continue, the more likely it is that our contractors and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.

Furthermore, so long as the chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the chapter 11 proceedings. A prolonged continuation of the chapter 11 proceedings may also require us to seek additional financing. If we require additional financing during the chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our liabilities and securities could become further devalued or worthless.

Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies.

Under the Bankruptcy Code, all Debtors must obtain Bankruptcy Court approval to, among other things:

•              sell assets or engage in other actions outside the ordinary course of business;

•              consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•              obtain financing secured by the Debtors’ assets.

In addition, if a trustee is appointed to operate us while in chapter 11 bankruptcy, the trustee would assume control of our assets.

We may be unable to raise the additional capital needed to fund our businesses, which would prevent us from continuing operations, even if substantially all of our debts are discharged through the chapter 11 cases.

Even if our debts are reduced or discharged through the chapter 11 proceeding, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the effective date of the Plan. In such a case, adequate funds may not be available when needed or may not be available on favorable terms.  We may be unable to raise additional funds by issuing debt due to restrictive covenants contained in our senior debt or other exit financing confirmed as part of a Plan, of which there can be no assurance, which may restrict our ability to expend or raise capital in the future.

There can be no assurance that the Bankruptcy Court will confirm the Plan.

There can be no assurance that the Bankruptcy Court will conclude that the Plan will satisfy all requirements necessary for confirmation by the Bankruptcy Court or that modifications of the Plan will not be required for confirmation or that such modifications would not necessitate resolicitation of votes.  Moreover, the failure of the Debtors to obtain the entry of an order confirming the Plan on or before December 31, 2009 would (unless duly waived) constitute a termination event under the Support Agreement, pursuant to which the Participating Lenders agreed to support a plan of reorganization, that could allow parties to terminate their obligations to support the Plan.

The Plan will not be confirmed by the Bankruptcy Court unless it concludes that the Plan “does not discriminate unfairly” and is “fair and equitable” with respect to certain classes in the Chapter 11 Filing.

In the event any impaired class of claims or equity interests does not accept a plan of reorganization, a bankruptcy court may nevertheless confirm such plan at the proponent’s request if at least one impaired class has accepted the plan (with such acceptance being determined without including the vote of any “insider” in such class), and as to each impaired class that has not accepted the plan, the bankruptcy court determines that the plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes.  Because certain classes in the Chapter 11 Filing will be deemed to reject the Plan, these requirements must be satisfied with respect to such classes in the Chapter 11 Filing.  If these classes assert that the Plan does not meet these requirements, there is no assurance that the Bankruptcy Court will confirm the Plan.

If we are not able to meet certain milestones contained in the Support Agreement, the Participating Lenders’ could terminate their obligations to support the Plan.

In connection with the Support Agreement, the Debtors have committed to the achievement of certain milestones, including the following: (i) entry of an order by the Bankruptcy Court approving the Disclosure Statement no later than October 15, 2009 and (ii) an order by the Bankruptcy Court confirming the Plan no later than December 31, 2009.  The failure of the Debtors to achieve these milestones by the dates required under the Support Agreement would (unless duly waived) constitute an event of default under the Support Agreement that could give rise to termination of Participating Lenders’ obligation to support the Plan.

The amount of claims could be more than projected.

The general bar date for filing proofs of claims has not occurred.  The allowed amount of claims in each class could be significantly more than projected, which in turn, could cause the value of distributions to be diluted substantially.  If the claims asserted against the Debtors exceed projections, it may reduce the value of distributions to the holders of claims, if applicable.

Debtors could withdraw the Plan.

Under the Plan, the Debtors could withdraw the Plan with respect to any Debtors and proceed with confirmation of the Plan with respect to any other Debtors.

Even if the Plan is confirmed, we will continue to face risks.

The Plan contemplates, among other things, the exchange of new common stock of Holdings for certain claims against the Debtors.  Even if the Plan is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, changes in consumer demand for, and acceptance of, our parks and products, inflation in energy and other expenses.  In addition, we will continue to face risks related to purchase obligations related to the Partnership Parks.  For example, in light of the deterioration in the U.S. economy, investors in the Partnership Parks may “put” a greater amount of their investments to us than they otherwise would.  Some of these concerns and effects typically become more acute when a chapter 11 case continues for a protracted period without indication of how or when the case may be completed.  As a result of these risks and others, there is no guaranty that the Plan will achieve our stated goals.

The Debtors’ business may be negatively affected if they are unable to assume key executory contracts.

The Plan provides for the assumption of all of the Debtors executory contracts and real property leases, except for such leases or contracts that are expressly rejected.  In assuming these executory contracts and leases, the Debtors expect to seek to preserve the benefit and value of these agreements.  In certain situations, including with respect to many of the Debtors’ important licenses and intellectual property, counterparties will have the opportunity to object to the assumption of these executory contracts.  Accordingly, there is a risk that counterparties may object to the Debtors’ assumption of executory contracts (including important licenses and intellectual property), and if those counterparties succeed, the Debtors would lose the benefits of these agreements.  The Debtors believe that many of these contracts, including, without limitation, license agreements for the Warner Bros., DC Comics, Hanna-Barbara and Thomas the Tank Engine and Friends characters, as well as The Wiggles and the Debtors’ sponsorship agreements, are important to the operation of the Company’s parks and the guest experience at those parks.

Adverse publicity in connection with the chapter 11 cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the chapter 11 proceedings, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the chapter 11 proceedings.

Pursuit of litigation by the parties in interest could disrupt the confirmation of the Plan and could have material adverse effects on our businesses and financial condition.

There can be no assurance that any of the parties in interest will not pursue litigation strategies to enforce any claims against us. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of any such claims. Any litigation may be expensive, lengthy, and disruptive to our normal business operations and the Plan confirmation process, and a resolution of any such strategies that is unfavorable to us could have a material adverse affect on the Plan confirmation process or their respective businesses, results of operations, financial condition, liquidity or cash flow.

If the Debtors are unable to retain and hire management and employees throughout, and upon emergence from, the bankruptcy process the business prospects of the Debtors could be materially and adversely affected following the effective date of the Plan.

A critical asset of the Debtors is their personnel, who have the ability to leave the Debtors and deprive the Debtors of the manpower and expertise essential for performance of the Debtors’ business.  The nature of the Debtors’ business requires the Debtors to be able to recruit, train and continuously improve the performance of their employee base to meet guest service expectations.  Deterioration of the Debtors’ business, loss of a significant number of employees or the inability to hire sufficient numbers of qualified employees could have a material adverse effect on the reorganized Debtors.

The Debtors’ successful transition through the restructuring process is dependent in part on the ability to retain and motivate their management and employees.  There can be no assurance that the Debtors will be able to retain or employ qualified management and personnel following the effective date of the Plan.  Should the Debtors be unable to retain the services of a large part of their management team, the business prospects of the Debtors could be materially and adversely affected following the effective date of the Plan.

The actual results of the Debtors could vary in a material and adverse manner from the projections contained in the Disclosure Statement.

The fundamental premise of the Plan is the reduction of the Debtors’ debt levels and the implementation and realization of the Debtors’ business plan, as reflected in the projections contained in the Disclosure Statement.  The projections included in the Disclosure Statement reflect numerous assumptions concerning the anticipated future performance of the Debtors, some of which may not materialize.  Such assumptions include, among other items, assumptions concerning the general economy, the ability to make necessary capital expenditures, the ability to establish market strength and the ability to stabilize and grow the Company’s customer base and control future operating expenses.  Unanticipated events and circumstances occurring subsequent to the preparation of the projections may affect the actual financial results of the Debtors.  Therefore, the actual results achieved throughout the periods covered by the projections necessarily will vary from the projected results, and such variations may be material and adverse and investors should not rely on these projections.

Historical financial information may not be comparable.

As a result of the consummation of the Plan and the transactions contemplated thereby, our financial condition and results of operations from and after the effective date of the Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

We face risks related to pandemic diseases, which could adversely impact attendance at our parks.

An outbreak of influenza or other communicable disease can impact places of public accommodation, such as our parks.  On June 11, 2009 the World Health Organization raised its pandemic alert level, related to influenza A(H1N1) (commonly known as “swine flu”), to Level 6, meaning that the disease had reached pandemic levels.  In the primary markets of several of our parks, localized public-health measures were implemented as a result of outbreaks of influenza A(H1N1), including travel bans, the closings of schools and businesses and cancellations of events.  In particular, the emergence of influenza A(H1N1) had a significant adverse impact on attendance at our Mexico City park, which was closed for thirteen days, and also affected group outings at our Texas parks due to school closures.  Such public-health measures, especially if they are geographically widespread or sustained over significant time periods, or if public perception of the safety or desirability of visiting our parks is adversely impacted by such measures or by media coverage of such outbreaks, could materially reduce demand for our parks and, correspondingly, reduce our revenue, negatively affecting our business and results of operations.  In addition, if the 2009 H1N1 flu or other diseases become a greater health emergency, our operations could be negatively impacted due to, among other things, the lack of available workers or the failure to receive timely delivery of retail and food products to our parks.

Item 3.  Defaults Upon Senior Securities

As previously announced, we chose to take advantage of the applicable 30-day grace period for making the June 1, 2009 semi-annual interest payment on the 2014 Notes, and as a result of the Chapter 11 Filing, we have not made such interest payment on the 2014 Notes.  See Item 8.01 of our Current Report on Form 8-K, filed with the SEC on June 1, 2009, which is incorporated by reference herein.

As previously announced, as a result of the Chapter 11 Filing, we are in default on substantially all of our debt and preferred equity securities and lease obligations incurred prior to June 13, 2009.  Specifically, the Chapter 11 Filing constitutes an event of default under the indentures governing the 2010 Notes, the 2013 Notes, the 2014 Notes, the 2015 Notes and the 2016 Notes, and upon the Chapter 11 Filing, all of the outstanding notes under such indentures became due and payable without further action or notice.  Furthermore, all commitments, loans (with accrued interest thereon) and other amounts under our Credit Agreement and the other Loan Documents, as defined therein (including, without limitation, all amounts under any letters of credit), became immediately due and payable as a result of the Chapter 11 Filing. See our Current Report on Form 8-K, filed with the SEC on June 15, 2009, which is incorporated by reference herein.

As previously announced, our Board of Directors determined not to declare and pay a quarterly dividend on our outstanding PIERS for the quarters ending May 15, 2008, August 15, 2008, November 15, 2008, February 15, 2009, May 15, 2009 and August 15, 2009, each such PIERS representing one one-hundredth of a share of our 7-¼% Convertible Preferred Stock.  The payment of the quarterly dividend on our outstanding PIERS is currently stayed as a result of our Chapter 11 Filing.  On the redemption date on August 15, 2009, the total liquidation preference on the PIERS as a result of the failure to pay dividends would have been $318.8 million.  See Item 8.01 of our Current Report on Form 8-K, filed with the SEC on May 7, 2009, which is incorporated by reference herein.

Item 6.  Exhibits

The following exhibits are filed herewith:

Exhibit 10.1*	Promissory Note, dated May 15, 2009, by and among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., as borrowers, and TW-SF LLC, as lender

Exhibit 10.2*	Guarantee Agreement, dated as of May 15, 2009, by and among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and TW-SF LLC

Exhibit 10.3*

Plan Support Agreement, dated June 13, 2009, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., Astroworld GP LLC, Astroworld LP, Astroworld LP LLC, Fiesta Texas Inc., Funtime, Inc., Funtime Parks, Inc., Great America LLC, Great Escape Holding Inc., Great Escape Rides L.P., Great Escape Theme Park L.P., Hurricane Harbor GP LLC, Hurricane Harbor LP, Hurricane Harbor LP LLC, KKI, LLC, Magic Mountain LLC, Park Management Corp., PP Data Services Inc., Premier International Holdings Inc., Premier Parks of Colorado Inc., Premier Parks Holdings Inc., Premier Waterworld Sacramento Inc., Riverside Park Enterprises Inc., SF HWP Management LLC, SFJ Management Inc., SFRCC Corp., Six Flags America LP, Six Flags America Property Corporation, Six Flags Great Adventure LLC, Six Flags Great Escape L.P., Six Flags Services Inc., Six Flags Services of Illinois, Inc., Six Flags St. Louis LLC, South Street Holdings LLC, Stuart Amusement Company, JPMorgan Chase Bank, N.A., Beach Point Capital Management LP, DK Acquisition Partners, L.P., Eaton Vance Management & Boston Management and Research, Sankaty Advisors, LLC, SPCP Group, LLC, Grand Central Asset Trust, SIL Series, Taconic Market Dislocation Master Fund II L.P., Taconic Market Dislocation Fund II L.P., Taconic Capital Partners 1.5 L.P. and Taconic Opportunity Fund L.P.

Exhibit 10.4*

Amendment No. 3 to the Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

Exhibit 10.5*

Amendment No. 4 to the Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

Exhibit 10.6*

Amendment No. 5 to the Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

Exhibit 10.7*

Amendment No. 6 to the Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

Exhibit 99.1*	Debtors’ Disclosure Statement, filed July 22, 2009

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS, INC.
(Registrant)

/s/ Mark Shapiro
Mark Shapiro President and Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed Executive Vice President and Chief Financial Officer

Date:  August 14, 2009

EXHIBIT INDEX

Exhibit No.	Description	Paper (P) or Electronic (E)
Exhibit 10.1*	Promissory Note, dated May 15, 2009, between SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., and TW-SF LLC	E

Exhibit 10.2*	Guarantee Agreement, dated as of May 15, 2009, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and TW-SF LLC	E

Exhibit 10.3*

Plan Support Agreement, dated June 13, 2009, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., Astroworld GP LLC, Astroworld LP, Astroworld LP LLC, Fiesta Texas Inc., Funtime, Inc., Funtime Parks, Inc., Great America LLC, Great Escape Holding Inc., Great Escape Rides L.P., Great Escape Theme Park L.P., Hurricane Harbor GP LLC, Hurricane Harbor LP, Hurricane Harbor LP LLC, KKI, LLC, Magic Mountain LLC, Park Management Corp., PP Data Services Inc., Premier International Holdings Inc., Premier Parks of Colorado Inc., Premier Parks Holdings Inc., Premier Waterworld Sacramento Inc., Riverside Park Enterprises Inc., SF HWP Management LLC, SFJ Management Inc., SFRCC Corp., Six Flags America LP, Six Flags America Property Corporation, Six Flags Great Adventure LLC, Six Flags Great Escape L.P., Six Flags Services Inc., Six Flags Services of Illinois, Inc., Six Flags St. Louis LLC, South Street Holdings LLC, Stuart Amusement Company, JPMorgan Chase Bank, N.A., Beach Point Capital Management LP, DK Acquisition Partners, L.P., Eaton Vance Management & Boston Management and Research, Sankaty Advisors, LLC, SPCP Group, LLC, Grand Central Asset Trust, SIL Series, Taconic Market Dislocation Master Fund II L.P., Taconic Market Dislocation Fund II L.P., Taconic Capital Partners 1.5 L.P. and Taconic Opportunity Fund L.P.

E

Exhibit 10.4*

Amendment No. 3 to the Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

E

Exhibit 10.5*

Amendment No. 4 to the Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

E

Exhibit 10.6*

Amendment No. 5 to the Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

E

Exhibit 10.7*

Amendment No. 6 to the Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.

E

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E

Exhibit 99.1*	Debtors’ Disclosure Statement, filed July 22, 2009	E

* Filed herewith