Form 10-Q
period 2009-09-30
SIX FLAGS, INC.
filed 2009-11-12
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 1, 2009, Six Flags, Inc. had 98,330,013 outstanding shares of common stock, par value $0.025 per share.

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

A more complete discussion of these factors and other risks applicable to our business is contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”), our Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 7, 2009 and July 23, 2009 and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009.

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

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com. References to our website in this Quarterly Report on Form 10-Q are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Quarterly Report on Form 10-Q. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Copies are also available, without charge, by sending a written request to Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attn:  Secretary.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008 (As Adjusted Note 2m)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$262,126,000	$210,332,000
Accounts receivable	48,799,000	20,057,000
Inventories	25,601,000	24,909,000
Prepaid expenses and other current assets	39,308,000	41,450,000
Total current assets	375,834,000	296,748,000

Other assets:
Debt issuance costs	13,209,000	31,194,000
Restricted-use investment securities	2,340,000	16,061,000
Deposits and other assets	95,757,000	66,167,000
Total other assets	111,306,000	113,422,000

Property and equipment, at cost	2,718,930,000	2,654,939,000
Less accumulated depreciation	1,190,553,000	1,094,466,000
Total property and equipment	1,528,377,000	1,560,473,000
Intangible assets, net of accumulated amortization	1,060,222,000	1,059,486,000
Total assets	$3,075,739,000	$3,030,129,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2009	December 31, 2008 (As Adjusted Note 2m)
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$21,557,000	$25,060,000
Accrued compensation, payroll taxes and benefits	18,649,000	22,934,000
Accrued insurance reserves	16,468,000	33,929,000
Accrued interest payable	9,208,000	42,957,000
Other accrued liabilities	26,525,000	45,001,000
Deferred income	36,561,000	17,594,000
Liabilities from discontinued operations	3,000,000	1,400,000
Current portion of long-term debt	305,448,000	253,970,000
Total current liabilities not subject to compromise	437,416,000	442,845,000

Long-term debt	843,905,000	2,044,230,000
Liabilities from discontinued operations	—	6,730,000
Other long-term liabilities	81,230,000	74,337,000
Deferred income taxes	122,818,000	121,710,000
Total liabilities not subject to compromise	1,485,369,000	2,689,852,000
Liabilities subject to compromise	1,699,609,000	—
Total liabilities	3,184,978,000	2,689,852,000
Redeemable noncontrolling interests	373,469,000	414,394,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000 plus accrued and unpaid dividends of $15,633,000 as of December 31, 2008, respectively)	—	302,382,000

Stockholders’ deficit:
Preferred stock, $1.00 par value	—	—

Common stock, $0.025 par value, 210,000,000 shares authorized and 98,330,013 and 97,726,233 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,458,000	2,443,000
Capital in excess of par value	1,505,515,000	1,491,494,000
Accumulated deficit	(1,943,958,000)	(1,813,978,000)
Accumulated other comprehensive loss	(46,723,000)	(56,458,000)

Total stockholders’ deficit	(482,708,000)	(376,499,000)

Total liabilities and stockholders’ deficit	$3,075,739,000	$3,030,129,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 2m)
Revenue:

Theme park admissions	$248,891,000	$260,576,000
Theme park food, merchandise and other	194,303,000	209,430,000
Sponsorship, licensing and other fees	13,841,000	19,334,000
Total revenue	457,035,000	489,340,000
Operating costs and expenses:

Operating expenses (including stock-based compensation of ($1,418,000) in 2008)	143,831,000	140,753,000
Selling, general and administrative (including stock-based compensation of $521,000 in 2009 and $1,496,000 in 2008)	51,185,000	53,777,000
Costs of products sold	38,026,000	40,153,000
Depreciation	36,949,000	35,610,000
Amortization	229,000	420,000
(Gain) loss on disposal of assets	(723,000)	9,790,000
Total operating costs and expenses	269,497,000	280,503,000
Income from operations	187,538,000	208,837,000
Other income (expense):

Interest expense (contractual interest expense was $45,568,000 in 2009)	(16,213,000)	(45,182,000)
Interest income	152,000	400,000
Equity in operations of partnerships	1,521,000	418,000
Other income (expense)	(148,000)	2,034,000

Total other income (expense)	(14,688,000)	(42,330,000)

Income from continuing operations before reorganization items, income taxes and discontinued operations	172,850,000	166,507,000
Reorganization items	(7,038,000)	—

Income from continuing operations before income taxes and discontinued operations	165,812,000	166,507,000

Income tax expense	(8,378,000)	(2,635,000)

Income from continuing operations before discontinued operations	157,434,000	163,872,000

Discontinued operations	3,442,000	(789,000)

Net income	160,876,000	163,083,000

Less: Net income attributable to noncontrolling interests	(17,536,000)	(21,358,000)

Net income attributable to Six Flags, Inc.	$143,340,000	$141,725,000
Net income applicable to Six Flags, Inc. common stockholders	$137,927,000	$136,233,000

Weighted average number of common shares outstanding – basic	97,864,000	97,344,000

Weighted average number of common shares outstanding – diluted	148,747,000	155,227,000

Net income per average common share outstanding – basic:
Income from continuing operations applicable to Six Flags, Inc. common stockholders	$1.37	$1.41
Discontinued operations applicable to Six Flags, Inc. common stockholders	0.04	(0.01)
Net income applicable to Six Flags, Inc. common stockholders	$1.41	$1.40

Net income per average common share outstanding – diluted:
Income from continuing operations applicable to Six Flags, Inc. common stockholders	$0.94	$0.95
Discontinued operations applicable to Six Flags, Inc. common stockholders	0.02	(0.00)
Net income applicable to Six Flags, Inc. common stockholders	$0.96	$0.95

Amounts attributable to Six Flags, Inc.:
Income from continuing operations	$139,898,000	$142,514,000
Discontinued operations	3,442,000	(789,000)
Net income	$143,340,000	$141,725,000

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 2m)
Revenue:
Theme park admissions	$434,783,000	$476,202,000
Theme park food, merchandise and other	343,304,000	381,811,000
Sponsorship, licensing and other fees	32,926,000	45,234,000
Total revenue	811,013,000	903,247,000

Operating costs and expenses:

Operating expenses (including stock-based compensation of $1,649,000 in 2008)	346,383,000	347,795,000
Selling, general and administrative (including stock-based compensation of $1,962,000 in 2009 and $4,652,000 in 2008)	164,285,000	178,152,000
Costs of products sold	69,259,000	76,491,000
Depreciation	107,209,000	103,605,000
Amortization	687,000	980,000
Loss on disposal of assets	5,817,000	14,381,000
Total operating costs and expenses	693,640,000	721,404,000
Income from operations	117,373,000	181,843,000

Other income (expense):

Interest expense (contractual interest expense was $126,435,000 in 2009)	(91,209,000)	(140,977,000)
Interest income	691,000	883,000
Equity in operations of partnerships	2,170,000	(1,368,000)
Net gain on debt extinguishment	—	107,743,000
Other expense	(18,092,000)	(847,000)

Total other income (expense)	(106,440,000)	(34,566,000)

Income from continuing operations before reorganization items, income taxes and discontinued operations	10,933,000	147,277,000
Reorganization items	(85,763,000)	—

Income (loss) from continuing operations before income taxes and discontinued operations	(74,830,000)	147,277,000

Income tax expense	(5,214,000)	(7,109,000)

Income (loss) from continuing operations before discontinued operations	(80,044,000)	140,168,000

Discontinued operations	1,478,000	(15,765,000)

Net income (loss)	(78,566,000)	124,403,000

Less: Net income attributable to noncontrolling interests	(35,072,000)	(41,324,000)
Net income (loss) attributable to Six Flags, Inc.	$(113,638,000)	$83,079,000

Net income (loss) applicable to Six Flags, Inc. common stockholders	$(129,980,000)	$66,602,000
Weighted average number of common shares outstanding – basic	97,607,000	96,787,000
Weighted average number of common shares outstanding – diluted	97,607,000	140,881,000

Net income (loss) per average common share outstanding – basic:
Income (loss) from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.35)	$0.85
Discontinued operations applicable to Six Flags, Inc. common stockholders	0.02	(0.16)
Net income (loss) applicable to Six Flags, Inc. common stockholders	$(1.33)	$0.69

Net income (loss) per average common share outstanding – diluted:
Income (loss) from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.35)	$0.69
Discontinued operations applicable to Six Flags, Inc. common stockholders	0.02	(0.11)
Net income (loss) applicable to Six Flags, Inc. common stockholders	$(1.33)	$0.58

Amounts attributable to Six Flags, Inc.:
Income (loss) from continuing operations	$(115,116,000)	$98,844,000
Discontinued operations	1,478,000	(15,765,000)

Net income (loss)	$(113,638,000)	$83,079,000

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (As adjusted Note 2m)	2009	2008 (As adjusted Note 2m)
Net income (loss)	$160,876,000	$163,083,000	$(78,566,000)	$124,403,000
Other comprehensive income (loss):
Foreign currency translation adjustment	2,918,000	(4,983,000)	8,429,000	(4,249,000)
Defined benefit retirement plan	232,000	5,000	3,977,000	(225,000)
Change in cash flow hedging	(437,000)	(5,506,000)	(2,671,000)	6,775,000
Comprehensive income (loss)	163,589,000	152,599,000	(68,831,000)	126,704,000

Comprehensive income attributable to noncontrolling interests	(17,536,000)	(21,358,000)	(35,072,000)	(41,324,000)
Comprehensive income (loss) attributable to Six Flags, Inc.	$146,053,000	$131,241,000	$(103,903,000)	$85,380,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008 (As Adjusted Note 2m)
Cash flow from operating activities:
Net income (loss)	$(78,566,000)	$124,403,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	107,896,000	104,585,000
Stock-based compensation	1,962,000	6,301,000
Interest accretion on notes payable	2,785,000	5,057,000
Net (gain) on debt extinguishment	—	(107,743,000)
Reorganization items, net	85,763,000	—
(Gain) loss on discontinued operations	(5,130,000)	11,881,000
Amortization of debt issuance costs	3,313,000	4,130,000
Other including loss on disposal of assets	14,755,000	15,900,000
Increase in accounts receivable	(30,093,000)	(38,612,000)
Decrease (increase) in inventories, prepaid expenses and other current assets	1,495,000	(3,194,000)
(Increase) decrease in deposits and other assets	(29,589,000)	4,830,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	44,631,000	7,884,000
Increase in accrued interest payable	16,128,000	9,365,000
Deferred income tax expense	951,000	250,000
Total adjustments	214,867,000	20,634,000
Net cash provided by operating activities before reorganization activities	136,301,000	145,037,000

Cash flow from reorganization activities:
Cash used in reorganization activities	(13,641,000)	—
Total net cash provided by operating activities	122,660,000	145,037,000

Cash flow from investing activities:
Additions to property and equipment	(76,143,000)	(92,554,000)
Property insurance recovery	2,423,000	8,712,000
Purchase of identifiable intangible assets	—	(258,000)
Acquisition of theme park assets	—	(473,000)
Maturities of restricted-use investments	15,638,000	—
Purchase of restricted-use investments	(1,917,000)	(3,384,000)
Gross proceeds from sale of assets	957,000	606,000
Net cash used in investing activities	(59,042,000)	(87,351,000)

Cash flow from financing activities:
Repayment of borrowings	(36,390,000)	(295,107,000)
Proceeds from borrowings	100,619,000	278,750,000
Purchase of redeemable minority interests	(58,461,000)	—
Noncontrolling interest distributions	(17,536,000)	(20,436,000)
Payment of cash dividends	—	(5,211,000)
Payment of debt issuance costs	(489,000)	(9,672,000)
Net cash used in financing activities	(12,257,000)	(51,676,000)
Effect of exchange rate changes on cash	433,000	(70,000)
Increase in cash and cash equivalents	51,794,000	5,940,000
Cash and cash equivalents at beginning of year	210,332,000	28,388,000
Cash and cash equivalents at end of period	$262,126,000	$34,238,000

	2009	2008 (As Adjusted Note 2m)
Supplemental cash flow information:
Cash paid for interest	$77,707,000	$122,426,000

Cash paid for income taxes	$4,091,000	$6,415,000

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On June 13, 2009, Holdings, Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with Holdings, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019).  The entities that own our interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and our Canadian and Mexican parks are not debtors in the Chapter 11 Filing.

In anticipation of the Chapter 11 Filing, the Debtors entered into a Plan Support Agreement (the “Support Agreement”), dated June 13, 2009, with certain participating lenders (the “Participating Lenders”), who are parties to the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the “Credit Agreement”), among Holdings, SFO, SFTP (as the primary borrower), certain of SFTP’s foreign subsidiaries party thereto, the lenders thereto (the “Lenders”), the agent banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”).  The Debtors’ proposed joint Chapter 11 plan of reorganization (the “Original Plan”), as outlined in the Support Agreement, had the unanimous support of the Lenders’ steering committee and the Administrative Agent.

Under the Original Plan, the holders of claims under the Credit Agreement against SFTP and certain of its wholly-owned domestic subsidiaries (“Prepetition Credit Agreement Claims”) would have converted such claims into (i) approximately 92% of the common stock (“New Common Stock”) to be issued by Holdings following its emergence from Chapter 11 (“Reorganized SFI”) (subject to dilution by a new long-term incentive plan (the “Long-Term Incentive Plan”)), and (ii) a new term loan in the aggregate principal amount of $600 million (the “Original New Term Loan”).  Prepetition Credit Agreement Claims against SFO would have been discharged and exchanged for a new guaranty of the obligations under the Original New Term Loan by SFO following its emergence from Chapter 11 (“Reorganized SFO”).  All other secured claims against the Debtors that were allowed, if any, would have been either paid in full or reinstated, in the Debtors’ discretion.  Allowed unsecured claims against all of the Debtors other than Holdings and SFO would have been paid in full or been reinstated (but solely to the extent such claims were allowed by the Bankruptcy Court).  Claims against SFTP and SFO, respectively, based on a guaranty of the obligations of SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., each an indirect subsidiary of Holdings (the “Acquisition Parties”), and the general partners of the Partnership Parks, to Historic TW Inc. and Warner Bros. Entertainment Inc. and certain of their affiliates (collectively, “Time Warner”) under a certain promissory note and a certain subordinated indemnity agreement (the “Subordinated Indemnity Agreement”) would have been discharged and exchanged for new guarantees of such obligations.  The holders of allowed unsecured claims against SFO (which includes claims arising under or related to $400 million aggregate principal amount of SFO’s unsecured 12.25% senior notes (plus accrued and unpaid interest) due 2016 (the “2016 Notes”) issued pursuant to that certain Indenture (the “2016 Indenture”), dated as of June 16, 2008, among SFO, Holdings and HSBC Bank USA, National Association (“SFO

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note Claims”)) would have converted their claims against SFO into approximately 7% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  The holders of allowed unsecured claims against Holdings (which includes claims arising under (i)  Holdings’ unsecured 8.875% senior notes due 2010 (the “2010 Notes”) issued pursuant to that certain Indenture, dated as of February 11, 2002, between Holdings and The Bank of New York (“BONY”), (ii) Holdings’ unsecured 9.75% senior notes due 2013 (the “2013 Notes”) issued pursuant to that certain Indenture dated as of April 16, 2003, between Holdings and BONY, (iii) Holdings’ unsecured 9.625% senior notes due 2014 (the “2014 Notes”) issued pursuant to that certain Indenture, dated as of December 5, 2003, between Holdings and BONY, (iv) Holdings’ unsecured 4.5% convertible senior notes due 2015  (the “2015 Notes”) issued pursuant to that certain Indenture, dated as of November 19, 2004, between Holdings and BONY (collectively, the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes, “Holdings’ Notes”), and (v) the guaranty by Holdings of obligations owed to holders of the 2016 Notes under the 2016 Notes Indenture (“SFO Note Guaranty Claim”)) would have converted their claims against Holdings into approximately 1% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  All existing equity interests in Holdings would have been cancelled under the Original Plan.  All existing equity interests in SFO would have been cancelled, and 100% of the newly-issued common stock of SFO would have been issued to Holdings on the effective date of the Original Plan in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The existing equity interests in all Debtors other than Holdings and SFO (“Preconfirmation Subsidiary Equity Interests”) would have remained unaltered by the Original Plan.  On July 22, 2009, the Debtors filed with the Bankruptcy Court a Disclosure Statement and the Original Plan, which was amended by the Debtors and filed on August 21, 2009 to provide additional detail on the Debtors’ financial condition and business projections, but the fundamental structure and creditor treatment remained the same.

Since the filing of the Original Plan, a variety of factors led the Debtors to conclude that the Original Plan should be modified, including extensive discussions with a wide variety of creditor constituencies, including the creditors’ committee of the Debtors (the “Creditors’ Committee”), an informal committee of holders of the 2016 Notes (the “Informal Committee”), certain holders of the 2010 Notes, 2013 Notes, 2014 Notes and 2015 Notes, and Time Warner.  As a result, on November 7, 2009, the Debtors filed with the Bankruptcy Court the Disclosure Statement (the “Disclosure Statement”) and a Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”), which amended the Original Plan. The Support Agreement is expected to be terminated in the near term.

Under the Plan, the holders of Prepetition Credit Agreement Claims against SFTP, SFO and certain of its wholly-owned domestic subsidiaries will be paid in full, in cash, from the proceeds of (i) an exit term loan in the principal amount of $650 million (the “Exit Term Loan”), and (ii) a $450 million rights offering (the “Offering”) based on a $1.335 billion total enterprise value of Six Flags to the holders of allowed unsecured claims against SFO (which includes SFO Note Claims) who are “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Eligible Holders”), that vote to accept the Plan (“Accepting SFO Noteholder”).  The Company also entered into a backstop commitment agreement (the “Backstop Commitment Agreement”) with entities (the “Backstop Purchasers”) that agreed to subscribe for any such amount of New Common Stock not purchased pursuant to the Offering if the net proceeds from the Offering are less than $450 million.  Under the Backstop Commitment Agreement, in the event that the Debtors enter into a financing transaction with parties other than the Backstop Purchasers or do not issue the New Common Stock on the terms and subject to the conditions set forth in the Plan, the Debtors will be required to pay to the Backstop Purchasers a breakup fee equal to 5.0% of the Offering amount.  All other secured claims against the Debtors that are allowed by the Bankruptcy Court, if any, will either be paid in full or reinstated, in the Debtors’ discretion, with the consent of a majority of the Backstop Purchasers (the “Majority Backstop Purchasers”) (which consent shall not be unreasonably withheld).  Allowed unsecured claims against all of the Debtors other than Holdings and SFO will be paid in full or be reinstated (but solely to the extent such claims are allowed by the Bankruptcy Court).

Claims against SFTP, SFO and Holdings, respectively, based on a guaranty of the obligations of the

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Acquisition Parties and the general partners of the Partnership Parks and, in the case of SFTP and SFO, the entities that are the limited partners in the Partnership Parks, will be affirmed and continued by SFTP following emergence from Chapter 11 (“Reorganized SFTP”), Reorganized SFO and Reorganized SFI, respectively (collectively, the “Partnership Parks Claims”).

The holders of allowed unsecured claims against SFO will convert their claims against SFO into approximately 22.89% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan), which amount does not attribute any value associated with the SFO Note Guaranty Claim.  The holders of allowed unsecured claims against Holdings will convert their claims against Holdings into approximately 7.34% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan), which amount includes the value attributed to the SFO Note Guaranty Claim.  Additionally, each Accepting SFO Noteholder will have the limited right to participate in the Offering to purchase its Limited Offering Pro Rata Share of up to $450 million of New Common Stock, representing approximately 69.77% of the New Common Stock (including New Common Stock to be acquired by the Backstop Purchasers in the Offering), subject to dilution by the Long-Term Incentive Plan, to be issued by Reorganized SFI.  The “Limited Offering Pro Rata Share” is (x) the total principal amount of 2016 Notes held by an Eligible Holder divided by (y) four times the aggregate principal amount of all 2016 Notes outstanding as of June 13, 2009, which is the date the Debtors commenced their Chapter 11 Filing (the “Petition Date”).

All existing equity interests in Holdings will be cancelled under the Plan.  All existing equity interests in SFO will be cancelled, and 100% of the newly-issued common stock of SFO will be issued to Holdings on the effective date of the Plan in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The Preconfirmation Subsidiary Equity Interests will remain unaltered by the Plan.

Based upon the Debtors’ estimate of the allowed claims as of an assumed effective date of the Plan of December 31, 2009 in the Chapter 11 Filing and the estimated range of reorganization value further detailed in the Disclosure Statement, the Plan provides for a recovery of 100.0% to holders of Prepetition Credit Agreement Claims against SFTP, a 100% recovery for the holders of all other secured claims, a 100% recovery for the holders of unsecured claims against all Debtors other than SFO and Holdings, 31.2% to 47.1% to holders of SFO unsecured claims, 3.2% to 4.8% to holders of SFI unsecured claims, and no recovery for holders of equity interests in Holdings prior to the Chapter 11 Filing.  These projections are based on assumptions described in the Disclosure Statement and are not guaranteed.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1A of the 2008 Annual Report and Part II, Item 1A of the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009.  The Plan is supported by the Debtors and each of the Informal Committee (subject to the satisfaction of the terms and conditions set forth in the Backstop Commitment Agreement), the steering committee of the Participating Lenders and Time Warner.

Chapter 11 Financing

The Plan provides for the Debtors to incur new indebtedness upon the effective date, consisting of a senior secured credit facility to be provided to SFTP (the “Exit Facility”) by JPMorgan Chase Bank, N.A. (“JPMCB”), J.P. Morgan Securities Inc. (“JPMSI”), Bank of America, N.A. (“BANA”) and Banc of America Securities LLC (“BAS”) (together with JPMCB, JPMSI and BANA, collectively, the “Commitment Parties”) and a syndicate of lenders chosen by the Commitment Parties (together with JPMCB, the “Exit Facility Lenders”).  Such Exit Facility is described below.

The Exit Facility, as contemplated in the commitment letter and related term sheet and fee letter

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

executed by the Commitment Parties and SFTP in October 2009 (the “Commitment Parties’ Commitment Papers”), will consist of an eight hundred million dollar ($800,000,000) senior secured credit facility comprised of a $150,000,000 revolving loan facility (the “Exit Revolving Loan”) and a $650,000,000 term loan facility (the “Exit Term Loan” and together with the Exit Revolving Loan, collectively, the “Exit Facility Loans”).  Interest on the Exit Facility will accrue at an annual rate equal to LIBOR + 4.25%, with a 2.00% LIBOR floor and a 1.50% commitment fee on the Exit Revolving Loans on the average daily unused portion of the Exit Revolving Loans.  The principal amount of the Exit Revolving Loans will be due and payable five years from the closing date of the Exit Facility and the principal amount of the Exit Term Loan will be due and payable six years from the closing date of the Exit Facility.  The loan agreement governing the Exit Facility (the “Exit Facility Loan Agreement”) will require quarterly payments on the Exit Term Loan in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Term Loan and the remainder of the balance will be paid in one final payment on the date that is six years after the closing date of the Exit Facility and is prepayable at any time at the option of SFTP.  The Exit Facility will be guaranteed by Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the closing date of the Chapter 11 Filing such subsidiary will not be required to be a guarantor and/or pledgor of the Exit Facility (together with SFTP, collectively, the “Exit Financing Loan Parties”).  The proceeds of the Exit Term Loan together with the net proceeds from the Offering will be used to repay the outstanding amounts owed under the Prepetition Credit Agreement and the Exit Revolving Loans will be used to meet working capital and other corporate needs of the Debtors, thereby facilitating their emergence from bankruptcy.  The Exit Facility will be secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The Exit Facility Loan Agreement will contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants.  In addition, the Exit Facility Loan Agreement will contain restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The Exit Financing Loan Agreement will contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, changes of control and bankruptcy events of default.  The Commitment Parties’ commitment is subject to certain customary conditions and market “flex” provisions as well as confirmation of the Plan and the retention of the existing senior management of the Debtors continuing as the senior management of Six Flags following consummation of the Plan.  In addition the Debtors’ payment or other binding obligations under the Commitment Parties’ Commitment Papers would be subject to Bankruptcy Court approval.

The commitment of the Commitment Parties to provide the Exit Facility Loans will expire unless the Bankruptcy Court has entered a final order approving the Commitment Parties’ Commitment Papers by 5:00 p.m. (New York time) on November 24, 2009.

The Debtors have executed documents evidencing the same together with other documents that the Exit Facility Lenders have required to consummate the Exit Facility and the transactions contemplated thereby.  In accordance with the Plan, the Reorganized Debtors’ entry into the Exit Facility Loans and the incurrence of the indebtedness thereunder on the effective date will be authorized without the need for any further corporate action and without any further action by holders of claims or Preconfirmation Equity Interests.

Notwithstanding the foregoing, the Majority Backstop Purchasers will have the right to (i) approve any term or provision in the Exit Facility Loan Documents that constitutes a material change to any term or condition set forth in the Commitment Parties’ Commitment Papers, and (ii) approve all terms and conditions of the Exit Facility not set forth, or left as “to be determined,” “customary” or

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

similar descriptions therein, in the Commitment Parties’ Commitment Papers.

Further, shortly after the Chapter 11 Filing, Six Flags and Time Warner entered into discussions to address the Acquisition Parties’ future obligations under the Partnership Park arrangements and the Subordinated Indemnity Agreement, as applicable, to purchase future “put” limited partnership units in the Partnership Parks (“Partnership Park LP Interests”).  As a result of those discussions, Time Warner delivered to Six Flags and the Acquisition Parties an executed commitment letter and related term sheet and fee letter in October 2009 (the “TW Commitment Papers”), pursuant to which Time Warner or an affiliate of Time Warner (the “New TW Lender”) has agreed to provide the Acquisition Parties with a $150,000,000 multi-draw term loan facility (the “New TW Loan”) on the terms and subject to the conditions summarized in the TW Commitment Papers.  Interest on the New TW Loan will accrue at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Term Loan (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The loan agreement governing the New TW Loan (the “New TW Loan Agreement”) will require prepayments with any cash of the Acquisition Parties (other than up $50,000 per year) including the proceeds received by the Acquisition Parties from the Company-owned Partnership Park LP Interests and is prepayable at any time at the option of the Acquisition Parties.  However, as long as any amounts owing under the existing TW Loan are outstanding, any such cash will first be applied toward mandatory prepayments of amounts owing thereunder.  The New TW Loan will be unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Exit Facility (collectively, the “New TW Guarantors”) under the terms of a guaranty agreement (the “New TW Guarantee Agreement”) to be entered into by the New TW Guarantors in favor of the New TW Lender.  As set forth in the TW Commitment Papers, the New TW Loan Agreement and New TW Guarantee Agreement will contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the Exit Facility but will be modified, as agreed to by New TW Lender and the New TW Guarantors, to provide additional flexibility to the New TW Guarantors from the covenants in the Exit Facility that are commensurate with the different positions of the Exit Facility and the New TW Loan Agreement in the capital structure of Six Flags.  The Exit Facility will contain terms and conditions that (a) are not in conflict with the terms of the New TW Loan Agreement and do not directly or indirectly restrict the ability of the Acquisition Parties and New TW Guarantors to perform their obligations under the New TW Loan Agreement, the Subordinated Indemnity Agreement, the Partnership Parks arrangements or certain license agreements with Warner Bros., and (b) contain terms and conditions that are no more onerous (as determined by the New TW Lender) to the Acquisition Parties and New TW Guarantors than those set forth in the in the TW Commitment Papers.  TW’s commitment is subject to certain customary conditions as well as confirmation of the Plan and the retention of the existing senior management of the Debtors continuing as the senior management of Six Flags following consummation of the Plan.  In addition, the New TW Guarantors’ payment or other binding obligations under the TW Commitment Papers would be subject to Bankruptcy Court approval.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The commitment of the New TW Lender to provide the New TW Loan will expire unless the Bankruptcy Court has entered a final order approving the TW Commitment Papers by 5:00 p.m. (New York time) on November 24, 2009.

Notwithstanding the foregoing, any material changes to the New TW Loan as described in the TW Commitment Papers are subject to the approval of the Majority Backstop Purchasers.

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

Reasons for Bankruptcy

For several years, the Debtors have faced a number of challenges, most significantly their over-leveraged balance sheet, which have impaired their ability to achieve profitability.  Under the direction of the previous board of directors of Holdings and the management team, the Company had amassed more than $2.5 billion of debt and preferred income equity redeemable shares (“PIERS”) obligations by the end of 2005 in order to acquire theme parks and conduct various capital expenditure programs.  Faced with a highly leveraged balance sheet, in 2006 the newly constituted board of directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers), and new management began to effectuate a series of long-term operating initiatives.  By 2008, the new management team achieved several key strategic objectives, including diversifying and growing revenues, and increasing operational efficiency and operating cash flows, which it had set out to achieve by the end of its third year.

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

The PIERS required mandatory redemption by August 15, 2009 at 100% of the liquidation preference in cash, which amounted to approximately $275.4 million (after giving affect to $12.1 million of PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31.2 million.  Because the Debtors were not going to be able to satisfy this obligation and a default of the PIERS obligations would also have caused a default under the Credit Agreement, the Debtors sought to refinance or restructure the PIERS before the mandatory redemption

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

date.  A default under the Credit Agreement, in turn, would have permitted the lenders thereunder to accelerate the Debtors’ obligations under the Credit Agreement.  Such acceleration under the Credit Agreement would have also triggered cross-defaults under Holdings’ Notes, resulting in most, if not all, of the Debtors’ long-term debt becoming due and payable immediately.

Recognizing the need for a comprehensive solution for these financial issues, prior to commencing the Chapter 11 Filing, the Debtors attempted to effect out-of-court exchange offers designed to reduce unsecured debt and interest expense requirements, leave in place its favorable Credit Agreement, and improve financial and operational flexibility to allow the Company to compete more effectively and generate long-term growth (the “Exchange Offers”).  Accordingly, Holdings (i) announced the commencement of an exchange offer and consent solicitation on April 17, 2009 to exchange the 2010 Notes, 2013 Notes and 2014 Notes for common stock and (ii) announced the commencement of an exchange offer and consent solicitation on May 6, 2009 to exchange the 2015 Notes for common stock.  The consummation of the Exchange Offers with respect to such Holdings’ Notes was conditioned on, among other things, the valid participation of at least 95% of the aggregate principal amount of each issue of Holdings’ Notes.  The Exchange Offers, however, were unsuccessful for two primary reasons: (1) the minimum tender thresholds established for such Exchange Offers were not met; and (2) even more importantly, the Company determined that these Exchange Offers would have ultimately been inadequate to resolve its financial challenges due to significant, and unexpected, declines in financial performance and liquidity for reasons beyond management’s control (e.g., macro economic turbulence, rising levels of national unemployment, a swine flu epidemic, and adverse weather conditions), as well as higher-than-expected “put” obligations from the Partnership Parks.  Accordingly, even if the minimum tender conditions were satisfied, the Company would have continued to face significant challenges maintaining adequate liquidity and necessary financial covenant compliance under the Credit Agreement.

Holdings also contemplated soliciting consents from the holders of the PIERS to amend the terms of the PIERS to provide for the automatic conversion of the PIERS into common stock and filed a preliminary proxy statement with the SEC with respect to, among other things, the PIERS solicitation.  However, because it became apparent that 95% of the aggregate principal amount of each of the 2010 Notes, 2013 Notes and 2014 Notes would not participate in the Exchange Offers, Holdings did not commence the consent solicitation with respect to the PIERS.

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

Creditors’ Committee

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed the Creditors’ Committee.  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization.  Disagreements between the Debtors and the Creditors’ Committee could protract the court proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from bankruptcy.

Executory Contracts — Section 365

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Automatically, upon commencing the Chapter 11 Filing, the Debtors under the Bankruptcy Code have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptances of their plan.  On November 7, 2009, the Debtors filed the Plan with the Bankruptcy Court.  If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan, and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan, and (2) no class of claims or interests senior to the common stock is being paid more than in full.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.  See Note 2d “Reorganization Items” below for additional information.

Risks and Uncertainties

The ability of the Debtors, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, (i) the ability of the Debtors to maintain

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

adequate liquidity, including the generation of cash from operations, and (ii) the ability of the Debtors to confirm a plan of reorganization under the Bankruptcy Code.  Uncertainty as to the outcome of these factors raises substantial doubt about the Debtors’ ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings, except for unsecured claims allowed by the Bankruptcy Court.  See Note 2d “Reorganization Items” below for additional information. In particular, such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (b) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Debtors, or (d) as to operations, the effects of any changes that may be made in the underlying business.  A plan of reorganization would likely cause material changes to the amounts currently disclosed in the condensed consolidated financial statements.

Negative events associated with the Chapter 11 Filing could adversely affect revenues and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Bankruptcy Court proceedings are protracted.  Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.   Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and until such issues are resolved, there remains substantial doubt about the Debtors’ ability to continue as a going concern.

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

Impact on Net Operating Loss Carryforwards

Upon consummation, our proposed Plan of bankruptcy reorganization will result in cancellation of indebtedness income that will reduce our net operating loss carryforwards (“NOLs”) under Section 108 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as an ownership change that will limit our ability to utilize our NOLs under Section 382 of the Code.  In general, following an ownership change, Section 382 limits the amount of pre-ownership change NOLs that may be used to offset taxable income in each year following the ownership change.   Under a special rule that may be elected for an ownership change pursuant to a chapter 11 bankruptcy reorganization, the amount of this annual limitation will be equal to the “long-term tax-exempt rate” (published monthly by the IRS) for the month in which the ownership change occurs, multiplied by the value of our stock immediately after the ownership change.  By taking into account the value of our stock immediately after the Chapter 11 Filing, the limitation is increased as a result of cancellation of indebtedness pursuant to the Chapter 11 Filing.  Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years.  The annual limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

net built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which our tax depreciation expense during this five year period is less than it would have been if our assets had a tax basis on the date of the ownership change equal to their fair market value.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, we expect any NOL limitation for the five years following the ownership change to be substantially increased by built-in income and to result in a carryforward of excess limitation to future periods.

2.                                      General — Basis of Presentation

We own and operate regional theme and water parks.  Of the 20 parks we own or operate, 18 are located in the United States. Of the other two, one is located in Mexico City, Mexico and the other is located in Montreal, Canada.  During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not re-opened since.  During the third quarter of 2009, the Company and the City of New Orleans mutually agreed to terminate the Company’s lease with the City of New Orleans and to settle the related litigation, pursuant to which the Company agreed, among other things, to pay $3 million and to transfer title to the Company’s property and equipment at the leased site to the City of New Orleans, including land owned by the Company adjacent to the site.  We have recorded appropriate provisions for impairment and liabilities related to discontinuing the New Orleans park operations.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations.  See Notes 3 and 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on our results of operations and our financial position. That discussion should be read in conjunction with the condensed consolidated financial statements and these notes.  Our 2008 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report on Form 10-Q.  The information furnished in this report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month and nine-month periods ended September 30, 2009 are not indicative of the results expected for the full year.  In particular, our park operations contribute a majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 Filing.  In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, (2) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (3) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (4) as to operations, the effect of any changes that may be made to our business.

a.              Consolidated U.S. GAAP Presentation

Our accounting policies reflect industry practices and conform to U.S. generally accepted accounting principles.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

c.     Accounting for the Chapter 11 Filing

We follow the accounting prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“FASB ASC 852”).  This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  We have written-off costs that are associated with unsecured debt that is included in liabilities subject to compromise at September 30, 2009.  See Note 2d “Reorganization Items”.  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, have not been adjusted.

Because Holdings’ existing stockholders are expected to own less than 50% of the voting shares after Holdings emerges from bankruptcy, we expect to apply “Fresh-Start Reporting,” in which our assets and liabilities will be recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, “Business Combinations.”  The difference between our estimated fair value and our identifiable assets and liabilities will be recognized as goodwill.

d.     Reorganization Items

FASB ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of liabilities subject to compromise, provisions for losses resulting from the

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under the Bankruptcy Code.  The Debtors’ reorganization items consist of the following:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
	(in thousands)
Write-off of unamortized debt issuance costs, premiums and discounts associated with unsecured debt subject to compromise	$—	$67,581
Costs and expenses directly related to the reorganization	7,038	18,182
Total reorganization items	$7,038	$85,763

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee.

Net cash paid for reorganization items, entirely constituting professional fees, as of September 30, 2009 totaled $13,641,000.

e.     Liabilities Subject to Compromise

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of liabilities arising before the date of filing of the plan of reorganization are stayed.  FASB ASC 852 requires liabilities that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount of claims expected to be allowed on known or potential claims to be resolved through the bankruptcy process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included the Credit Agreement obligations, and swap obligations secured ratably therewith, as liabilities subject to compromise as these secured liabilities are expected to be fully recovered by the Lenders.  The Bankruptcy Court has granted final approval of many of the Debtors’ “first day” motions covering, among other things, human resource obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, post-petition utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as liabilities subject to compromise.

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise.  Holders of such pre-petition claims will be required to file proofs of claims by a bar date to be determined by the Bankruptcy Court.  A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Filing.  The Debtors will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Accounts payable and other accrued expenses	$74,777	$—
Accrued interest payable	49,877	—
Unsecured debt	988,305	—
Unsecured convertible notes	280,000	—
Other long-term liabilities	—	—
PIERS	306,650	—
Total liabilities subject to compromise	$1,699,609	$—

Liabilities subject to compromise, at September 30, 2009, include trade accounts payable of approximately $20.9 million related to purchases prior to the Petition Date, which generally have not been paid.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payments related to these liabilities.

In accordance with the guidance provided in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” and FASB ASC 852, during the third quarter of 2009 we reclassified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million from mezzanine equity to liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  In the current Plan, the PIERS are considered an unsecured equity interest subject to compromise and the holders of such instruments are expected to receive no recovery.

f.      PARC Note

We recorded the $37.0 million note that we received pursuant to the sale of seven parks in April 2007 (the “PARC Note”) at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations.  We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of FASB ASC Topic 310, “Receivables.”  As of September 30, 2009, we have collected payments in the amount of $7.5 million leaving the PARC Note receivable balance at $3.9 million.  See Note 7.

g.     Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2008, we had recorded a valuation allowance of $598,510,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance was increased by $58,062,000 through September 30, 2009, in respect of the net loss before income taxes generated during the first nine months of 2009.  In addition, we decreased the valuation allowance by $3,555,000 through September 30, 2009 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of September 30, 2009, we have a liability of approximately $4,466,000 accrued for interest and penalties.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

i.      Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“FASB ASC 815”).  This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

During the fourth quarter of 2008, we discontinued hedge accounting treatment for the interest rate swaps, as they no longer met the probability test as detailed in FASB ASC 815.  See Note 4.

j.      Income (Loss) Per Common Share

The effect of potential common shares issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for both the three and nine months ended September 30, 2009 does not include 6,500,000 options, and for the three and nine months ended September 30, 2008 does not include 6,884,000 options, as the effect of the exercise of these options would be antidilutive.  Additionally, the weighted average number of shares of common stock on a diluted basis for the nine-month periods ended September 30, 2009 and 2008 does not include the effect of the potential conversion of the PIERS and for the nine-month period ended September 30, 2009 does not include the effect of the potential conversion of the 2015 Notes, as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive.  The PIERS, which are included in the liabilities subject to compromise as of September 30, 2009 and are shown as mandatorily redeemable preferred stock on our consolidated balance sheet as of December 31, 2008, were issued in January 2001 and are convertible into 13,209,000 (after giving affect to 483,000 PIERS that converted to common stock in the third quarter of 2009) and 13,789,000 shares of common stock as of August 15,

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2009 and September 30, 2008, respectively.  The 2015 Notes are convertible at the option of the holder into 44,094,000 shares of common stock, although we can satisfy conversions by delivering cash in lieu of shares. The following table reconciles the weighted average number of shares of common stock outstanding used in the calculations of basic and diluted income per share for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,
	2009			2008
		Weighted			Weighted
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic Earnings Per Share:
Net income	$143,340,000			$141,725,000
PIERS dividends	(5,413,000)			(5,492,000)

	137,927,000	97,864,000	$1.41	136,233,000	97,344,000	$1.40

Diluted Earnings Per Share:
Effect of potential common stock issuable upon exercise of employee stock options	—	—		—	—
Effect of dilutive securities:
PIERS	5,413,000	6,789,000		5,492,000	13,789,000
Convertible Notes	—	44,094,000		5,107,000	44,094,000

	$143,340,000	148,747,000	$0.96	$146,832,000	155,227,000	$0.95

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine months ended September 30,
	2009			2008
		Weighted			Weighted
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Loss	Outstanding	Amount

Basic Earnings Per Share:
Net income (loss)	$(113,638,000)			$83,079,000
PIERS dividends	(16,342,000)			(16,477,000)

	(129,980,000)	97,607,000	$(1.33)	66,602,000	96,787,000	$0.69

Diluted Earnings Per Share:
Effect of potential common stock issuable upon exercise of employee stock options	—	—		—	—
Effect of dilutive securities:
PIERS	—	—		—	—
Convertible Notes	—	—		15,165,000	44,094,000

	$(129,980,000)	97,607,000	$(1.33)	$81,767,000	140,881,000	$0.58

PIERS dividends and amortization of related issue costs of $5,413,000 and $16,342,000 were included in determining net income (loss) attributable to Holdings’ common stockholders for the three and nine months ended September 30, 2009, respectively.  PIERS dividends and amortization of related issue costs of $5,492,000 and $16,477,000 were included in determining net income (loss) attributable to Holdings’ common stockholders for the three and nine months ended September 30, 2008, respectively.

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

As a result of the Chapter 11 Filing, it is unlikely that the restricted stock or stock options granted to employees and directors in the past under the stock-based compensation arrangements described below

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

will retain any value, as the Plan proposes that all existing stockholders of Holdings will not receive any compensation for their claims.

We maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  During the three months ended September 30, 2009 and 2008, stock-based compensation expense was $521,000 and $78,000, respectively.  During the nine months ended September 30, 2009 and 2008, stock-based compensation expense was $1,962,000 and $6,301,000, respectively.

Under our various stock option and incentive plans (“Stock Incentive Plans”), our officers and non-employee directors may be awarded stock options, restricted stock and other stock-based awards.  As of September 30, 2009, options to purchase 6,500,000 shares of our common stock and approximately 1,751,000 shares of restricted stock were outstanding under the Stock Incentive Plans and approximately 3,861,000 shares were available for future grant.  50,000 stock options were granted during the nine-month period ended September 30, 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.  No stock options were granted during the nine-month period ended September 30, 2008.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

exercise multiple utilized was 1.75 which assumes that the option holder will exercise once the stock price has appreciated to 1.75 times the grant price.

The weighted-average assumptions used in the option pricing valuation models for options granted in the nine months ended September 30, 2009 and 2008 are as follows:

	September 30,
	2009		2008
	Employees	Directors	Employees	Directors
Risk-free interest rate	1.79%	—	—	—
Expected life (in years)	5.68	—	—	—
Expected volatility	68.47%	—	—	—
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of September 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	6,884,000	6.57
Granted	50,000	0.33
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(160,000)	6.44
Expired	(274,000)	13.70
Balance at September 30, 2009	6,500,000	6.22	6.60	—
Vested and expected to vest at September 30, 2009	6,463,000	6.28	6.59	—
Options exercisable at September 30, 2009	3,640,000	6.85	6.39	—

The weighted average grant date fair value of our option awards granted during the nine months ended September 30, 2009 and 2008 was $0.20 and $0.00, respectively.  The total intrinsic value of options exercised for both periods was $0.  The total fair value of options that vested during the nine months ended September 30, 2009 and 2008 was $3.2 million and $3.2 million, respectively.

As of September 30, 2009, there was $1.0 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized, without regard to the potential impact of the Chapter 11 Filing and proceedings, is 1.53 years.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

We issued 50,000 shares of restricted stock during the nine months ended September 30, 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.

We issued 2,505,518 shares of restricted stock during the year ended December 31, 2008 as settlement for 2007 accrued management bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007.  Of the 2,505,518 shares issued (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match vested on September 10, 2008, (iv) 19,013 shares were forfeited upon the termination of several employees throughout 2008, (v) 17,005 shares were forfeited upon the termination of several employees in 2009, and (vi) 276,073 shares will vest in 2011 if certain performance based financial goals of the Company are met.

A summary of the status of our restricted stock awards as of September 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2009	1,731,412	4.99
Granted	50,000	0.33
Vested	(5,000)	5.54
Forfeited	(25,338)	3.99
Non-vested balance at September 30, 2009	1,751,074	4.87

The weighted average grant date fair value per share of restricted stock awards granted during the nine months ended September 30, 2009 and 2008 was $0.33 and $1.80, respectively.  The total grant date fair value of restricted stock awards granted during the nine months ended September 30, 2009 and 2008 was $0.02 million and $4.5 million, respectively.  The total fair value of restricted stock awards that vested during the nine months ended September 30, 2009 and 2008 was $0.03 million and $4.0 million, respectively.  As of September 30, 2009, there were unrecognized compensation costs of $1.2 million related to restricted stock awards.  The weighted average period over which that cost is expected to be recognized, without regard to the potential impact of the Chapter 11 Filing and proceedings, is 1.25 years.

m.    New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was codified into FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“FASB ASC 105”).  The new guidance establishes FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The FASB Accounting Standards Codification supersedes and deems unauthoritative all non-grandfathered non-SEC accounting literature not included in the Codification.  The new guidance is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted FASB ASC 105 for the interim period ending September 30, 2009.  The adoption had no impact on our financial statements.  We cited the relevant parts of FASB Accounting Standards Codification in the current quarter report and will apply the new presentation prospectively.

In August of 2009, the FASB issued ASC Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASC Update No. 2009-05”).  ASC Update No. 2009-05 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”) for the fair value measurement of

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

liabilities.  The updated guidance states that when the quoted price in an active market for the identical liability is not available, a reporting entity can measure fair value of the liability using quoted prices of the identical or similar liability when traded as an asset.   Such valuation method will result in Level 1 fair value measurement.  The updated guidance also provides for other valuation techniques that are consistent with the principles of FASB ASC Topic 820.  A further clarification is provided for the fair value estimate of the liability, stating that such estimate does not have to be adjusted for the existing restrictions that prevent the transfer of the liability.  ASC Update No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  We adopted ASC Update No. 2009-05 for the interim period ending September 30, 2009.  The adoption did not impact our existing approach used in determining fair-value measurement of the liabilities.

In August 2009, the FASB issued ASC Update No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASC Update No. 2009-04”).  This guidance updates FASB ASC Topic 480, “Distinguishing Liabilities from Equity” of the current Codification per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  ASC Update No. 2009-04 does not change the existing accounting guidance for classification and disclosures related to preferred securities that are redeemable for cash or other assets.  Rather, it expands on the application of the current guidance to other redeemable equity instruments, providing specific examples for applying the guidance to freestanding financial instruments, equity instruments subject to registration payment arrangements, share-based payment awards, convertible debt instruments that contain a separately classified equity component, certain redemptions upon liquidation events, and certain redemptions covered by insurance proceeds.  We adopted ASC Update No. 2009-04 for the interim period ending September 30, 2009.  The adoption of ASC Update No. 2009-04 did not affect our condensed consolidated financial statement presentation and disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  SFAS 167 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We are currently evaluating the effect that SFAS 167 will have on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which was codified into FASB ASC Topic 855, “Subsequent Events” (“FASB ASC 855”).  The new guidance defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date.  Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements.  Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading.  The guidance requires disclosure of the date through which subsequent events have been evaluated.  For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made.  We adopted FASB ASC 855 for the interim period ending June 30, 2009.  Adoption did not affect the recognition or disclosure of subsequent events.  We evaluate subsequent events up to the date we file our Quarterly Report on Form 10-Q with the Securities and Exchange Commission for our condensed consolidated financial statements.  For the period ended September 30, 2009, this date was November 12, 2009.

In December 2008, the FASB issued Staff Position No.  FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which was codified into FASB ASC Topic 715, “Compensation — Retirement Benefits” (“FASB ASC 715”).  The new guidance enhances an employer’s disclosures about the plan assets of a defined benefit pension or other postretirement plans.  In particular, it requires additional information on investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements.  The enhanced disclosures around plan assets are required for fiscal years ending after December 15, 2009.  Upon initial application, comparative period disclosures are not required for earlier periods.  We will expand our disclosures in accordance with FASB ASC 715 in our annual report on Form 10-K for the year ending December 31, 2009.  The adoption of this new accounting guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which was codified into FASB ASC Topic 805, “Business Combinations” (“FASB ASC 805”).  The new guidance retains the fundamental requirements that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations.  The scope of the new pronouncement is broader than that of the previous guidance, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, the new guidance improves the comparability of the information about business combinations provided in financial reports.  FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill.  The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51,” which was codified into FASB ASC Topic 810, “Consolidation” (“FASB ASC 810”).  The new pronouncement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes reporting requirements that provide disclosures necessary to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new guidance is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited.  Retroactive adoption of the presentation and disclosure requirements is required for existing minority interests.  All other requirements of the new pronouncement will be applied prospectively.  The condensed consolidated financial statements herein reflect the adoption of FASB ASC 810.  As a result of our adoption of this accounting pronouncement as of January 1, 2009, future purchases of “puttable” limited partnership units in the Partnership Parks will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable noncontrolling interests and cash, respectively.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which was codified into FASB ASC Topic 470, “Debt” (“FASB ASC 470”).  The new accounting guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer’s nonconvertible borrowing rate.  The guidance is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding.  We adopted FASB ASC 470 on January 1, 2009.  The new guidance changed the accounting treatment for the 2015 Notes and resulted in an increase to non-cash interest reported in our historical financial statements.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

As of September 30, 2009 and December 31, 2008, the principal amount of 2015 Notes outstanding was $280.0 million and $280.0 million, respectively, the unamortized discount of the 2015 Notes was $0 million and $68.0 million as of September 30, 2009 and December 31, 2008, respectively, and the net carrying value of the 2015 Notes was $280.0 million and $212.0 million at September 30, 2009 and December 31, 2008, respectively.  The debt discount was amortized to interest expense resulting in an increase in non-cash interest expense of approximately $3.3 million for the nine months ended September 30, 2009.  The 2015 Notes are convertible into approximately 44.1 million shares of common stock at a conversion rate of 157.5 shares per $1,000 face amount of debt.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

The following condensed consolidated balance sheet as of December 31, 2008 and the following condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) line items for the three and nine months ended September 30, 2008 and the condensed consolidated statement of cash flows line items for the nine months ended September 30, 2008 were affected by FASB ASC 810 and FASB ASC 470:

Condensed Consolidated Balance Sheet

December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Debt issuance costs	$31,910,000	$—	$(716,000)	$31,194,000
Total assets	$3,030,845,000	$—	$(716,000)	$3,030,129,000
Long-term debt	$2,112,272,000	$—	$(68,042,000)	$2,044,230,000
Capital in excess of par value	$1,404,346,000	$—	$87,148,000	$1,491,494,000
Accumulated deficit	$(1,794,156,000)	$—	$(19,822,000)	$(1,813,978,000)
Total stockholders’ deficit	$(443,825,000)	$—	$67,326,000	$(376,499,000)
Total liabilities and stockholders’ deficit	$3,030,845,000	$—	$(716,000)	$3,030,129,000

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidated Statement of Operations

Three Months Ended September 30, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Interest expense	$(43,438,000)	$—	$(1,744,000)	$(45,182,000)
Minority interest in earnings	$(21,358,000)	$21,358,000	$—	$—
Total other expense	$(61,944,000)	$21,358,000	$(1,744,000)	$(42,330,000)
Income from continuing operations before income taxes and discontinued operations	$146,893,000	$21,358,000	$(1,744,000)	$166,507,000
Income from continuing operations before discontinued operations	$144,258,000	$21,358,000	$(1,744,000)	$163,872,000
Net income	$143,469,000	$21,358,000	$(1,744,000)	$163,083,000
Less: Net income attributable to noncontrolling interests	$—	$(21,358,000)	$—	$(21,358,000)
Income per share from continuing operations attributable to Six Flags, Inc. common stockholders — basic	$1.43	$—	$(0.02)	$1.41
Net income per share attributable to Six Flags, Inc. common stockholders - basic	$1.42	$—	$(0.02)	$1.40

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Nine Months Ended September 30, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Interest expense	$(135,900,000)	$—	$(5,077,000)	$(140,977,000)
Minority interest in earnings	$(41,324,000)	$41,324,000	$—	$—
Total other expense	$(70,813,000)	$41,324,000	$(5,077,000)	$(34,566,000)
Income from continuing operations before income taxes and discontinued operations	$111,030,000	$41,324,000	$(5,077,000)	$147,277,000
Income from continuing operations before discontinued operations	$103,921,000	$41,324,000	$(5,077,000)	$140,168,000
Net income	$88,156,000	$41,324,000	$(5,077,000)	$124,403,000
Plus: Net loss attributable to noncontrolling interests	$—	$(41,324,000)	$—	$(41,324,000)
Income per share from continuing operations attributable to Six Flags, Inc. common stockholders	$0.90	$—	$(0.05)	$0.85
Net income per share attributable to Six Flags, Inc. common stockholders	$0.74	$—	$(0.05)	$0.69

Condensed Consolidated Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Net income	$143,469,000	$21,358,000	$(1,744,000)	$163,083,000
Comprehensive income	$132,985,000	$21,358,000	$(1,744,000)	$152,599,000
Comprehensive income attributable to noncontrolling interests	$—	$(21,358,000)	$—	$(21,358,000)

Nine Months Ended September 30, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Net income	$88,156,000	$41,324,000	$(5,077,000)	$124,403,000
Comprehensive income	$90,457,000	$41,324,000	$(5,077,000)	$126,704,000
Comprehensive income attributable to noncontrolling interests	$—	$(41,324,000)	$—	$(41,324,000)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued)

Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Net Income	$88,156,000	$41,324,000	$(5,077,000)	$124,403,000
Minority interest in earnings	$41,324,000	$(41,324,000)	$—	$—
Minority interest in distributions	$(20,436,000)	$20,436,000	$—	$—
Interest accretion on notes payable	$(374,000)	$—	$5,431,000	$5,057,000
Amortization of debt issuance costs	$4,484,000	$—	$(354,000)	$4,130,000
Total adjustments	$36,445,000	$(20,888,000)	$5,077,000	$20,634,000
Net cash provided by operating activities	$124,601,000	$20,436,000	$—	$145,037,000
Non-controlling interest distributions	$—	$(20,436,000)	$—	$(20,436,000)
Net cash used in financing activities	$(31,240,000)	$(20,436,000)	$—	$(51,676,000)

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133,” which was codified into FASB ASC Topic 815, “Derivatives and Hedging” (“FASB ASC 815”).   The new accounting guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  This guidance applies to all derivative instruments, as well as non-derivative hedging instruments and all hedged items designated and qualifying under scope of FASB ASC 815.  The new accounting guidance is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It encourages, but does not require, comparative disclosures for periods prior to its final adoption.  FASB ASC 815 has not impacted our condensed consolidated financial statements.

3.           Acquisition and Disposition of Parks

During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of our New Orleans park operations in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 and the condensed consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations.  During the third quarter of 2009, the Company and the City of New Orleans mutually agreed to terminate the Company’s lease with the City of New Orleans and to settle the related litigation, pursuant to which the Company agreed, among other things, to pay $3 million and to transfer title to the Company’s property and equipment at the leased site to the City of New Orleans, including land owned by the Company adjacent to the site.  See Notes 2 and 7.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our New Orleans park and the parks sold in or prior to 2007 as discontinued operations.  The discontinued operations, excluding contingent liabilities discussed in Note 7, have been presented on the September 30, 2009 and December 31, 2008 condensed consolidated balance sheets as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Current liabilities	$3,000	$1,400
Other liabilities	—	6,730
Total liabilities from discontinued operations	$3,000	$8,130

The net gain (loss) from discontinued operations was classified on the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 as “discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Operating revenue	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(909)	(748)	(2,222)	(11,809)
Impairment of assets held for sale	—	—	—	(3,490)
Decrease (increase) in contingent liabilities from sale indemnities	4,351	(41)	3,700	(466)
Net results of discontinued operations	$3,442	$(789)	$1,478	$(15,765)

Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

4.             Derivative Financial Instruments

                In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Agreement (see Note 6), into a fixed rate obligation.  The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%).  On June 16, 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

designated as a hedge are recorded in other expense in our consolidated statements of operations on a current basis.

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first nine months of 2009:

Gain
Beginning balance at January 1, 2009	$4,526,000
Change in cash flow hedge	—
Reclassification to interest expense	(2,671,000)
Ending balance at September 30, 2009	$1,855,000

As of September 30, 2009, approximately $1,647,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months.

During the fourth quarter of 2008, it was determined that our interest rate swaps no longer met the probability test under FASB ASC 815.  At that time, hedge accounting treatment was discontinued for the two interest rate swaps.  As a result, during the first nine months of 2009, we recorded a $16,976,000 loss in other expense.

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

The fair value of our obligation under the interest rate swaps was approximately $19,992,000 at September 30, 2009 and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet and is considered a Level 1 fair value measurement.  The fair value of our obligation under the interest rate swaps was approximately $9,070,000 at December 31, 2008 and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet and is

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

considered a Level 2 fair value measurement.

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

The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Credit Agreement.  As a result, no material ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations prior to the loss of hedge accounting treatment in the fourth quarter of 2008.

5.             Fair Value of Financial Instruments

The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at September 30, 2009 and December 31, 2008.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2009		December 31, 2008
Financial assets (liabilities):	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Restricted-use investment securities	$2,340,000	2,340,000	16,061,000	16,061,000
Long-term debt (including current portion) - Secured	(1,149,353,000)	(1,124,386,000)	(1,085,153,000)	(651,262,000)
Long-term debt (including current portion) - Subject to Compromise	(1,268,305,000)	(517,249,000)	(1,213,047,000)	(272,919,000)
PIERS - Subject to Compromise	(306,650,000)	(5,509,000)	(302,382,000)	(8,280,000)
Interest rate swaps	(19,992,000)	(19,992,000)	(9,070,000)	(9,070,000)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•      Interest rate swaps: The fair value of our interest rate swaps at September 30, 2009 is based on quoted prices from multiple brokers for replacement transactions which are considered Level 1 fair value measurements.  The fair value of our interest rate swaps at December 31, 2008 were based on quoted prices for similar instruments in active markets, inputs other than quoted prices that are observable for the asset or liability at commonly quoted intervals and credit risk, which is considered a Leve1 2 fair value measurement (See Note 4).

6.           Long-Term Indebtedness

On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of Time Warner, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($41.2 million of which was outstanding at September 30, 2009), which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011.  The loan requires semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties, without penalty.  Up to an aggregate of $10 million of the loan is guaranteed by Holdings, SFO and SFTP (collectively, the “Guarantors”) under the terms of a guarantee agreement entered into by the Guarantors in favor of TW-SF LLC, dated May 15, 2009.  The Acquisition Parties are not included in the Chapter 11 Filing.

On May 25, 2007, we entered into the Credit Agreement, which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($835,125,000 and $839,375,000 of which was outstanding at September 30, 2009 and September 30, 2008, respectively); (ii) a revolving facility totaling $275,000,000 ($270,270,000 (plus letters of credit in the amount of $2,163,000) and none of which (excluding letters of credit in the amount of $28,772,000) was outstanding at September 30, 2009 and September 30, 2008, respectively), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  The interest rate on borrowings under the Credit Agreement can be fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate is based upon specified levels in excess of the applicable base rate, or LIBOR.  At September 30, 2009, the weighted average interest rate for borrowings under the term loan and the revolving facility was 4.59% and 4.96%, respectively.  At September 30, 2008, the weighted average interest rate for borrowing under the term loan was 5.23%.  Commencing on September 30, 2007, SFTP, the primary borrower under the Credit Agreement and an indirect wholly owned subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015.  The utilization of the revolving facility is available until March 31, 2013.  The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events,

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.

Since the Chapter 11 Filing, we record post-petition interest on pre-petition obligations only to the extent we believe the interest will be paid during the Chapter 11 Filing or that it is probable that the interest will be an allowed claim.  Had we recorded interest based on all of our pre-petition contractual obligations, interest expense would have increased by $29,355,000 during the three months ended September 30, 2009 and $35,226,000 during the nine months ended September 30, 2009.

See Note 6 to the Consolidated Financial Statements in the 2008 Annual Report for additional information regarding our indebtedness.  See Note 1 for a description of the potential effects of the Chapter 11 Filing on our indebtedness.

7.           Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not reopened since.  We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to an insurer-calculated deductible in the case of named storms of approximately $5.5 million.  The property insurance includes business interruption coverage.  The flood insurance provisions of the policies contain a $27.5 million sublimit.  In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate “Named Storm” peril.  In February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision.  In April 2009, the U.S. Court of Appeals for the Fifth Circuit upheld the district court ruling, with the exception of one policy, the Commonwealth policy, comprising approximately $11 million of potential insurance recovery, which was remanded to the district court for further consideration of our claim.

We have filed property insurance claims, including business interruption, with our insurers.  We have an insurance receivable of $2.4 million at September 30, 2009, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $36.3 million in payments received from our insurance carriers.  We are entitled to replacement cost value of losses to the extent we have replaced equivalent property to that lost in New Orleans within a three year period at any of our domestic parks.  We, at a minimum, expect to recover our wind/non-flood related damages, including business interruption loss.

In April 2009, the Industrial Development Board of the City of New Orleans and the City of New Orleans (collectively, the “New Orleans Parties”) sought to accept an offer the Company made years earlier to buy out of its lease with the New Orleans Parties for a $10 million cash payment and an exchange of contiguous real estate the Company owned.  When the Company declined to extend the same offer, the Mayor of New Orleans announced to the press that the New Orleans Parties would sue.  The Company was current on its lease payments to the New Orleans Parties, however, and in the Company’s view, not in default.  The New Orleans Parties filed suit in Louisiana state court on May 11, 2009, alleging that the Company breached its lease with the New Orleans Parties by removing rides and assets from the park property; by failing to secure the property; and by accepting interim insurance payments for Hurricane Katrina damage claims instead of designating the New Orleans Parties as loss payee.  On May 12, 2009, the New Orleans Parties obtained an ex parte state court temporary restraining order that enjoined the Company from: (a) removing any rides or attractions without the New Orleans Parties’ approval, (b) not properly securing the premises, and (c) “converting and/or secreting insurance proceeds received . . . as a result of Hurricane Katrina.”  The Company removed the action to the United States District Court for the Eastern

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

District of Louisiana (the “Court”), and the parties stipulated to stay the federal action for sixty days, while leaving the temporary restraining order in place, with the Company reserving the right to contest its propriety at a later time.  In an order dated June 1, 2009, the Court imposed the agreed-upon stay but shortened the period to thirty days, until June 29, 2009.  The Court issued an order on June 22, 2009, directing the clerk to mark the action as closed due to the stay resulting from the Chapter 11 Filing, but retaining jurisdiction for restoration to the calendar should circumstances change.

Subsequently, however, the parties reached an agreement to settle the matter pursuant to which the New Orleans Parties and the Company agreed to enter into a general release of all claims against one another.  Additionally, the New Orleans Parties will enter a stipulation dismissing, with prejudice, the action pending in the United States District Court for the Eastern District of Louisiana, and dissolving the temporary restraining order obtained by the New Orleans Parties on May 12, 2009.  The New Orleans Parties also agreed not to file any proof of claim or otherwise assert any entitlement to relief in the Chapter 11 Filing.  Other material terms and conditions of the settlement are as follows:

•      Within 35 days of the court’s final approval of the final settlement agreement, which approval occurred on October 8, 2009, Six Flags will make a cash payment to the New Orleans Parties in the amount of $3 million;

•      The Company will vacate and deliver to the New Orleans Parties the leased premises and 86 acres of land, including any improvements thereto in their current condition, “as is”;

•      The New Orleans Parties will be entitled to receive 25% of any net insurance proceeds the Company recovers on its insurance claims for property damage caused by Hurricane Katrina to the extent the Company’s net recovery exceeds $65 million. The Company retains absolute discretion in prosecution, and any potential settlement of, claims with insurers, subject to any required Bankruptcy Court approval; and

•      All other agreements between the New Orleans Parties and the Company related in any way to the leased premises and any other such related agreements, will be deemed terminated upon the Bankruptcy Court’s final approval of the settlement agreement.

The settlement is expected to occur in November 2009.

On April 1, 1998, we acquired all of the capital stock of Six Flags Entertainment Corporation (“SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $60,666,000 (as of 2009 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.  As of September 30, 2009, we owned approximately 28.9% and 52.0% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable interests of approximately 71.1% and 48.0% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $355.9 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  In connection with a promissory note issued to an affiliate of Time Warner, those distributions will be paid to such affiliate as payments under the promissory note.  See Note 6.  On September 30, 2009, we owned approximately 28.9% and 52.0%, respectively, of the limited partnership units in the Georgia and Texas partnerships.  Pursuant to the 2009 annual offer, we purchased 33.0 units from the Texas partnership and 2.8 units from the Georgia partnership for approximately $58.5 million in May 2009.  The maximum unit purchase obligations for 2010 at both parks will aggregate approximately $307.8 million, representing approximately 61.4% of the outstanding units of SFOG and 41.6% of the outstanding units of SFOT.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregate approximately $31.1 million for both parks based on current purchase prices.  To address the 2009 purchase of limited partnership units, a subsidiary of Time Warner provided a loan to our subsidiaries that were required to purchase the put units.  To address future purchase obligations of limited partnership units, we entered into the TW Commitment Papers, pursuant to which the New TW Lender has agreed to provide the Acquisition Parties with a $150,000,000 multi-draw term loan facility on the terms and subject to the conditions summarized in the TW Commitment Papers.  See Notes 1 and 6.

In connection with our acquisition of the former Six Flags, we entered into the Subordinated Indemnity Agreement with certain Six Flags entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We intend to incur approximately $10.0 million of capital expenditures at these parks for the 2009 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $37.9 million of aggregate net cash provided by operating activities after capital expenditures during 2008 (net of advances from the general partner).  At September 30, 2009, we had total loans receivable outstanding of $208.5 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements.

We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended on November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $500,000 self-insured retention, in the aggregate,

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

applicable to all claims in the policy year.  For incidents arising on or after December 31, 2008, our self-insured retention is $2,000,000, followed by a $500,000 deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico.  Our deductible after November 15, 2003 is $750,000 for workers compensation claims ($500,000 deductible for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in which a claim occurs in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry.  The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On January 6, 2009, a civil action against the Company was commenced in the State Court of Cobb County, Georgia.  The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to Six Flags Over Georgia on July 3, 2007.  Certain of the individuals were employees of the park and were off-duty at the time the altercation occurred.  The plaintiff, who had exited the park, claims that the Company was negligent in its security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation.

On October 31, 2008, a civil action against the Company was commenced in the District Court of Bexar County, Texas.  The plaintiff is seeking damages against the Company for personal injuries as a result of an accident while attempting to board a ride at Six Flags Fiesta Texas.  The ride manufacturer is a co-defendant in the litigation.

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture is not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,430,000 and $32,738,000 of which was outstanding at September 30, 2009 and September 30, 2008, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit. In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the nine months ended September 30, 2009 and 2008, we have received or accrued $608,000 and $649,000, respectively, in management fee revenues from the joint venture.  As of September 30, 2009 and December 31, 2008, the joint venture owed us approximately $149,000 and $874,000, respectively, related to short-term intercompany transactions between the entities. During 2009, we have contributed approximately $361,000 to the joint venture for our portion of two capital calls.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

At September 30, 2009, we have accrued liabilities for tax and other indemnification contingencies of $21.2 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

8.             Noncontrolling Interests, Partnerships and Joint Ventures

Noncontrolling interests represent the third parties’ redeemable units of SFOT and SFOG.  The following table presents a rollforward of redeemable noncontrolling interests:

Balance at January 1, 2009	$414,394,000
Purchase of redeemable units of SFOT and SFOG	(58,461,000)
Net income attributable to noncontrolling interests	35,072,000
Distributions to noncontrolling interests	(17,536,000)
Balance at September 30, 2009	$373,469,000

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $2,347,000 and $2,257,000 as of September 30, 2009 and December 31, 2008, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

On June 18, 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at September 30, 2009.  We have accounted for our investment under the equity method and have included our investment of $41,955,000 and $39,513,000 as of September 30, 2009 and December 31, 2008, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed financial statements.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Theme park revenue	$457,035	$489,340	$811,013	$903,247
Theme park cash expenses	(224,833)	(221,529)	(543,431)	(560,304)
Aggregate park EBITDA	232,202	267,811	267,582	342,943
Equity in operations of partnerships — EBITDA	2,684	2,230	7,070	4,315
Corporate expenses	(7,688)	(13,076)	(34,534)	(35,833)
Stock-based compensation	(521)	(78)	(1,962)	(6,301)
Other income (expense)	(148)	2,034	(18,092)	(847)
Equity in operations of partnerships	(1,163)	(1,812)	(4,900)	(5,683)
Depreciation and amortization	(37,178)	(36,030)	(107,896)	(104,585)
Gain (loss) on fixed assets	723	(9,790)	(5,817)	(14,381)
Net gain on debt extinguishment	—	—	—	107,743
Reorganization items	(7,038)	—	(85,763)	—
Interest expense	(16,213)	(45,182)	(91,209)	(140,977)
Interest income	152	400	691	883
Income (loss) from continuing operations before income taxes and discontinued operations	$165,812	$166,507	$(74,830)	$147,277

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first nine months of 2009 and 2008:

	(in thousands)
	Domestic	Foreign	Total
2009
Long-lived assets	$2,466,967	121,632	2,588,599
Revenue	740,645	70,368	811,013
Income (loss) from continuing operations before income taxes and discontinued operations	(90,295)	15,465	(74,830)
2008
Long-lived assets	$2,534,140	139,718	2,673,858
Revenue	816,226	87,021	903,247
Income from continuing operations before income taxes and discontinued operations	126,689	20,588	147,277

Long-lived assets include property and equipment and intangible assets.

10.          Pension Benefits

Our pension plan was “frozen” effective March 31, 2006 and participants no longer continue to earn future pension benefits.  However, by virtue of provisions of collective bargaining agreements relating to 155 employees at two of our parks, those employees continued to earn future benefits under the pension plan through periods ranging from December 31, 2008 through January 15, 2009.

Components of Net Periodic Cost (Benefit)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$—	$133,000	$292,000	$398,000
Interest cost	2,311,000	2,384,000	7,035,000	7,153,000
Expected return on plan assets	(2,078,000)	(2,735,000)	(6,237,000)	(8,204,000)
Amortization of prior service cost	—	6,000	—	17,000
Amortization of net actuarial loss	232,000	—	796,000	—
Curtailment loss	—	—	70,000	—
Total net periodic (benefit) cost	$465,000	$(212,000)	$1,956,000	$(636,000)

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Discount rate	6.125%	6.250%	6.125%	6.250%
Rate of compensation increase	4.000%	4.000%	4.000%	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%	7.500%

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Employer Contributions

During the nine months ended September 30, 2009, we made pension contributions of $2,380,000.

11.          Supplemental Condensed Consolidated Financial Information

The following tables present condensed consolidated financial information, segregating those entities that have filed for re-organization under Chapter 11 of the Bankruptcy Code and those that have not filed for re-organization under Chapter 11 of the Bankruptcy Code.

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	September 30, 2009
	Filers	Non-filers	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$212,675,000	49,451,000	—	262,126,000
Account receivable	36,557,000	12,242,000	—	48,799,000
Receivables from non-filers	69,330,000	—	(69,330,000)	—
Other current assets	45,948,000	18,961,000	—	64,909,000
Total current assets	364,510,000	80,654,000	(69,330,000)	375,834,000

Property and equipment, net	1,225,603,000	302,774,000	—	1,528,377,000
Intangible assets, net	882,565,000	177,657,000	—	1,060,222,000
Investments in non-filers	134,179,000	—	(134,179,000)	—
Other assets	110,046,000	1,260,000	—	111,306,000
Total assets	$2,716,903,000	562,345,000	(203,509,000)	3,075,739,000

LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Accounts payable and other current liabilities	$102,530,000	29,438,000	—	131,968,000
Payables to filers	—	69,330,000	(69,330,000)	—
Current portion of long-term debt	283,112,000	22,336,000	—	305,448,000
Total current liabilities not subject to compromise	385,642,000	121,104,000	(69,330,000)	437,416,000

Long-term debt	822,647,000	21,258,000	—	843,905,000
Other long-term liabilities	113,842,000	90,206,000	—	204,048,000
Total liabilities not subject to compromise	1,322,131,000	232,568,000	(69,330,000)	1,485,369,000

Liabilities subject to compromise	1,699,609,000	—	—	1,699,609,000

Total liabilities	3,021,740,000	232,568,000	(69,330,000)	3,184,978,000

Redeemable noncontrolling interests	—	373,469,000	—	373,469,000
Mandatorily redeemable preferred stock	—	—	—	—

Stockholders’ deficit:	(304,837,000)	(43,692,000)	(134,179,000)	(482,708,000)
Total liabilities and stockholders’ deficit	$2,716,903,000	562,345,000	(203,509,000)	3,075,739,000

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2008
	Filers	Non-filers	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$197,860,000	12,472,000	—	210,332,000
Accounts receivable	14,212,000	5,845,000	—	20,057,000
Receivables from non-filers	26,451,000	8,981,000	(35,432,000)	—
Other current assets	49,206,000	17,153,000	—	66,359,000
Total current assets	287,729,000	44,451,000	(35,432,000)	296,748,000

Property and equipment, net	1,256,989,000	303,484,000	—	1,560,473,000
Intangible assets, net	883,140,000	176,346,000	—	1,059,486,000
Investments in non-filers	129,479,000	—	(129,479,000)	—
Other assets	112,512,000	910,000	—	113,422,000
Total assets	$2,669,849,000	525,191,000	(164,911,000)	3,030,129,000

LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Accounts payable and other current liabilities	$169,376,000	19,499,000	—	188,875,000
Payables to affiliates	8,981,000	26,451,000	(35,432,000)	—
Current portion of long-term debt	252,746,000	1,224,000	—	253,970,000
Total current liabilities not subject to compromise	431,103,000	47,174,000	(35,432,000)	442,845,000

Long-term debt	2,042,134,000	2,096,000	—	2,044,230,000
Other long-term liabilities	126,329,000	76,448,000	—	202,777,000
Total liabilities not subject to compromise	2,599,566,000	125,718,000	(35,432,000)	2,689,852,000

Liabilities subject to compromise	—	—	—	—

Total liabilities	2,599,566,000	125,718,000	(35,432,000)	2,689,852,000

Redeemable noncontrolling interests	—	414,394,000	—	414,394,000
Mandatorily redeemable preferred stock	302,382,000	—	—	302,382,000

Stockholders’ deficit:	(232,099,000)	(14,921,000)	(129,479,000)	(376,499,000)
Total liabilities and stockholders’ deficit	$2,669,849,000	525,191,000	(164,911,000)	3,030,129,000

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months ended September 30, 2009
	Filers	Non-filers	Eliminations	Consolidated
Revenue:
Theme park admissions	$190,213,000	58,678,000	—	248,891,000
Theme park food, merchandise and other	154,016,000	40,287,000	—	194,303,000
Sponsorship, licensing and other fees	9,727,000	4,114,000	—	13,841,000
Total revenue	353,956,000	103,079,000	—	457,035,000

Operating costs and expenses:
Operating expenses	110,608,000	33,223,000	—	143,831,000
Selling, general and administrative	41,621,000	9,564,000	—	51,185,000
Costs of products sold	29,917,000	8,109,000	—	38,026,000
Depreciation	29,237,000	7,712,000	—	36,949,000
Amortization	222,000	7,000	—	229,000
Loss (gain) on disposal of assets	133,000	(856,000)	—	(723,000)
Total operating costs and expenses	211,738,000	57,759,000	—	269,497,000
Income from operations	142,218,000	45,320,000	—	187,538,000

Other income (expense):
Interest expense, net	(14,463,000)	(1,598,000)	—	(16,061,000)
Affiliate interest	268,000	(268,000)	—	—
Equity in operations of partnerships	1,521,000	—	—	1,521,000
Other income (expense)	474,000	(622,000)	—	(148,000)
Total other income (expense)	(12,200,000)	(2,488,000)	—	(14,688,000)
Income from continuing operations before reorganization items, income taxes and discontinued operations	130,018,000	42,832,000	—	172,850,000

Reorganization items, net	(7,038,000)	—	—	(7,038,000)

Income from continuing operations before income taxes and discontinued operations	122,980,000	42,832,000	—	165,812,000
Income tax expense	(5,460,000)	(2,918,000)	—	(8,378,000)
Income from continuing operations before discontinued operations	117,520,000	39,914,000	—	157,434,000
Discontinued operations	3,442,000	—	—	3,442,000
Net Income	120,962,000	39,914,000	—	160,876,000
Less: Net income attributable to noncontrolling interests	—	(17,536,000)	—	(17,536,000)
Net income attributable to Six Flags, Inc.	$120,962,000	22,378,000	—	143,340,000

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months ended September 30, 2009
	Filers	Non-filers	Eliminations	Consolidated
Revenue:
Theme park admissions	$321,219,000	113,564,000	—	434,783,000
Theme park food, merchandise and other	260,859,000	82,445,000	—	343,304,000
Sponsorship, licensing and other fees	22,818,000	10,108,000	—	32,926,000
Total revenue	604,896,000	206,117,000	—	811,013,000

Operating costs and expenses:
Operating expenses	264,177,000	82,206,000	—	346,383,000
Selling, general and administrative	133,404,000	30,881,000	—	164,285,000
Costs of products sold	52,256,000	17,003,000	—	69,259,000
Depreciation	85,239,000	21,970,000	—	107,209,000
Amortization	666,000	21,000	—	687,000
Loss (gain) on disposal of assets	6,654,000	(837,000)	—	5,817,000
Total operating costs and expenses	542,396,000	151,244,000	—	693,640,000
Income from operations	62,500,000	54,873,000	—	117,373,000

Other income (expense):
Interest expense, net	(87,742,000)	(2,776,000)	—	(90,518,000)
Affiliate interest	785,000	(785,000)	—	—
Equity in operations of partnerships	2,170,000	—	—	2,170,000
Other expense	(17,133,000)	(959,000)	—	(18,092,000)
Total other income (expense)	(101,920,000)	(4,520,000)	—	(106,440,000)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	(39,420,000)	50,353,000	—	10,933,000

Reorganization items, net	(85,763,000)	—	—	(85,763,000)

Income (loss) from continuing operations before income taxes and discontinued operations	(125,183,000)	50,353,000	—	(74,830,000)
Income tax expense	(275,000)	(4,939,000)	—	(5,214,000)
Income (loss) from continuing operations before discontinued operations	(125,458,000)	45,414,000	—	(80,044,000)
Discontinued operations	1,478,000	—	—	1,478,000
Net Income (loss)	(123,980,000)	45,414,000	—	(78,566,000)
Less: Net income attributable to noncontrolling interests	—	(35,072,000)	—	(35,072,000)
Net income (loss) attributable to Six Flags, Inc.	$(123,980,000)	10,342,000	—	(113,638,000)

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine months ended September 30, 2009
	Filers	Non-filers	Eliminations	Consolidated

Cash provided by operating activities	$36,082,000	86,578,000	—	122,660,000
Cash used in investing activities	(45,125,000)	(13,917,000)	—	(59,042,000)

Cash provided by (used in) financing activities	23,858,000	(36,115,000)	—	(12,257,000)
Effect of exchange rate changes on cash	—	433,000	—	433,000

Increase (decrease) in cash and cash equivalents	14,815,000	36,979,000	—	51,794,000

Cash and cash equivalents at beginning of year	197,860,000	12,472,000	—	210,332,000
Cash and cash equivalents at end of period	$212,675,000	49,451,000	—	262,126,000

	Nine months ended September 30, 2008
	Filers	Non-filers	Eliminations	Consolidated

Cash provided by operating activities	$97,856,000	47,181,000	—	145,037,000
Cash used in investing activities	(68,362,000)	(18,989,000)	—	(87,351,000)
Cash used in financing activities	(26,383,000)	(25,293,000)	—	(51,676,000)
Effect of exchange rate changes on cash	—	(70,000)	—	(70,000)
Increase in cash and cash equivalents	3,111,000	2,829,000	—	5,940,000

Cash and cash equivalents at beginning of year	15,191,000	13,197,000	—	28,388,000
Cash and cash equivalents at end of period	$18,302,000	16,026,000	—	34,328,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 are not indicative of the results expected for the full year.  In particular, our park operations contribute a majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 54% of total revenues in the first nine months of 2009) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Revenue for the first nine months of 2009 decreased 10% compared to the prior year period.  Attendance declined 5%.  These reductions were driven by the overall negative macroeconomic environment, including a resulting decline in group sales, the effect of the swine flu outbreak on the Mexico City and Texas parks, the impact of adverse weather compared to the prior year period and the negative publicity surrounding our restructuring and our ultimate Chapter 11 Filing.

Recent Developments

In late September 2009, a severe storm caused water damage to portions of Six Flags Over Georgia.  Nevertheless, the park opened the following weekend and remained open for the balance of the 2009 season.  The Company expects to submit an insurance claim of up to $30,000,000.

On June 13, 2009, the Debtors filed the Chapter 11 Filing (Case No. 09-12019) and on November 7, 2009, the Debtors filed the Plan with the Bankruptcy Court.  The Plan also contemplates that the Debtors will enter into the Exit Facility and the New TW Loan in connection with their emergence from Chapter 11 of the Bankruptcy Code.  See Note 1 to the Condensed Consolidated Financial Statements.

The emergence of the 2009 H1N1 influenza strain (commonly known as “swine flu”) had a significant adverse impact on attendance at our Mexico City park, resulting in it being closed for thirteen days, and also affected group outings at our Texas parks due to school closures.

On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of Time Warner, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($41.2 million of which was outstanding as of September 30, 2009), which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011.  The loan requires semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties, without penalty.  Up to an aggregate of $10 million of the loan is guaranteed by the Guarantors under the terms of a guarantee agreement entered into by the Guarantors in favor of TW-SF LLC, dated May 15, 2009.

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

Basis of Presentation

We follow the accounting prescribed by FASB ASC 852, which provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852 debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  We have written-off costs that are associated with unsecured debt that is included in liabilities subject to compromise at September 30, 2009.  See Note 2d “Reorganization Items” to the Condensed Consolidated Financial Statements.  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, have not been adjusted.

Our condensed consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 Filing.  In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, (2) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (3) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (4) as to operations, the effect of any changes that may be made to our business.

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

Negative events associated with the Chapter 11 Filing could adversely affect revenues and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Bankruptcy Court proceedings are protracted.  Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.   Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and until such issues are resolved, there remains substantial doubt about the Debtors’ ability to continue as a going concern.

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

See Note 1 “Chapter 11 Reorganization” to the Condensed Consolidated Financial Statements regarding the impact of the Chapter 11 Filing and the proceedings in Bankruptcy Court on the Company’s liquidity and its status as a going concern.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  The 2008 Annual Report discusses our most critical accounting policies.  Since December 31, 2008, there have been no material developments with respect to any critical accounting policies discussed in the 2008 Annual Report, with the exception of the application of FASB ASC 852, as a result of the Chapter 11 Filing.  See Note 2c to the Condensed Consolidated Financial Statements for more information on this as well as certain new accounting pronouncements that have been issued that may affect future financial reporting.

Summary of Operations

Summary data for the three-month and nine-month periods ended September 30, 2009 and 2008 were as follows (in thousands, except per capita total revenue and percentage changes):

	Unaudited Three months ended September 30,		Percentage	Unaudited Nine months ended September 30,		Percentage
	2009	2008	Change (%)	2009	2008	Change (%)
Total revenue	$457,035	$489,340	(7)	$811,013	$903,247	(10)
Operating expenses	143,831	140,753	2	346,383	347,795	(0)
Selling, general and administrative	51,185	53,777	(5)	164,285	178,152	(8)
Costs of products sold	38,026	40,153	(5)	69,259	76,491	(9)
Depreciation and amortization	37,178	36,030	3	107,896	104,585	3
Loss (gain) on disposal of assets	(723)	9,790	(107)	5,817	14,381	(60)
Income from operations	187,538	208,837	(10)	117,373	181,843	(35)
Interest expense, net	(16,061)	(44,782)	(64)	(90,518)	(140,094)	(35)
Equity in operations of investees	1,521	418	264	2,170	(1,368)	(259)
Net gain on debt extinguishment	—	—	N/A	—	107,743	N/A
Other income (expense)	(148)	2,034	(107)	(18,092)	(847)	2,036
Income from continuing operations before reorganization items, income taxes and discontinued operations	172,850	166,507	4	10,933	147,277	(93)
Reorganization items	(7,038)	—	N/A	(85,763)	—	N/A
Income (loss) from continuing operations before income taxes and discontinued operations	165,812	166,507	(0)	(74,830)	147,277	(151)
Income tax expense	(8,378)	(2,635)	218	(5,214)	(7,109)	(27)
Income (loss) from continuing operations before discontinued operations	$157,434	$163,872	(4)	$(80,044)	$140,168	(157)

Other Data:
Attendance	12,001	12,153	(1)	21,190	22,239	(5)
Total revenue per capita	$38.08	$40.27	(5)	$38.27	$40.62	(6)

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Revenue in the third quarter of 2009 totaled $457.0 million compared to $489.3 million for the third quarter of 2008, representing a 7% decrease.  The decrease was attributable to a 0.2 million (1%) decrease in attendance coupled with a $2.19 (5%) decrease in total revenue per capita (representing total revenue divided by total attendance).  The attendance reduction was driven by a decline in group sales, reflecting cutbacks in outings by companies, schools and other organizations, as well as reduced complimentary and free promotional tickets.  The reduction in total revenue per capita reflects decreased guest spending on admissions, food and beverages, games and merchandise and other in-park revenues as well as decreased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, decreased $1.74 (5%) in the third quarter of 2009 to $36.93 from $38.67 in the third quarter of 2008.  Admissions revenue per capita decreased $0.70 (3%) in the third quarter of 2009 compared to the prior year period, and was driven by the exchange rate impact on admissions revenue at our parks in Mexico and Canada ($0.25) as well as price and ticket mix.  Decreased revenues from food and beverages, games, retail and other in-park revenues resulted in a $1.04 (6%) decrease in non-admissions per capita guest spending in the third quarter of 2009 compared to the third quarter of 2008, of which approximately $0.20 was attributable to the exchange rate impact at parks in Mexico and Canada.

Operating expenses for the third quarter of 2009 increased $3.1 million (2%) compared to expenses in the third quarter of 2008.  The increase includes: (i) an increase in salaries, wages and benefits ($4.6 million) primarily related to the impact of minimum wage increases and increased costs related to our pension plan that was frozen in March 2006, and (ii) increased costs in contract shows and repair and maintenance expenses ($1.2 million).  The increase was partially offset by a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($2.0 million).

Selling, general and administrative expenses for the third quarter of 2009 decreased $2.6 million (5%) compared to the third quarter of 2008.  The decrease primarily reflects (i) decreased salaries, wages and benefits ($6.3 million) primarily due to a reduction in cash-based incentive compensation and stock-based compensation, (ii) a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($1.0 million), (iii) decreased insurance related expenses ($1.0 million), and (iv) a reduction in consulting and legal expenses ($1.9 million).  The decrease was partially offset by an increase in marketing expenses ($8.1 million) due to the timing of expenditures.

Costs of products sold in the third quarter of 2009 decreased $2.1 million (5%) compared to the third quarter of 2008 primarily due to (i) the decrease in food and beverage, games and merchandise sales, and (ii) a decrease in cost of sales related to the exchange rate impact at our parks in Mexico and Canada.  As a percentage of our in-park guest spending, cost of products sold increased slightly in the third quarter of 2009.

Depreciation and amortization expense for the third quarter of 2009 increased $1.1 million (3%) compared to the third quarter of 2008.  The increase was primarily attributable to our on-going capital program partially offset by a decrease in depreciation expense related to the exchange rate impact at our parks in Mexico and Canada.

Loss on disposal of assets decreased by $10.5 million in the third quarter of 2009 compared to the prior year period primarily due to the write-off of several assets no longer being utilized in park operations in the third quarter of 2008 partially offset by a gain recognized from the sale of a ride at SFOG in the third quarter of 2009 and the gain recognized from the insurance proceeds received in the third quarter of 2009 for certain assets that were destroyed by a fire at our Mexico park in 2008.

Interest expense, net, for the third quarter of 2009 decreased $28.7 million (64%) compared to the third quarter of 2008, primarily reflecting the cessation of interest accruals and the write-off of discounts, premiums and deferred financing costs on our unsecured debt which is subject to compromise as a result of the Chapter 11 Filing, as well as lower effective rates.

Income tax expense was $8.4 million for the third quarter of 2009 compared to a $2.6 million expense for the third quarter of 2008, primarily reflecting a non-cash income tax expense of approximately $6.1 million resulting from an increase in our tax valuation allowance for deferred tax assets that are primarily derived from our carryforward of net operating losses.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Revenue in the first nine months of 2009 totaled $811.0 million compared to $903.2 million for the first nine months of 2008, representing a 10% decrease.  The decrease is attributable to a 1.0 million (5%) decrease in attendance coupled with a $2.35 (6%) decrease in total revenue per capita (representing total revenue divided by total attendance).  The attendance reduction was driven by a decline in group sales, reflecting cutbacks in outings by companies, schools and other organizations, as well as reduced complimentary and free promotional tickets.  The reduction in total revenue per capita reflects decreased guest spending on admissions, food and beverages, games and merchandise and other in-park revenues, as well as decreased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, decreased $1.86 (5%) to $36.72 from $38.58 in the third quarter of 2008.  Admissions revenue per capita decreased $0.89 (4%) in the third quarter of 2009 compared to the prior year period, and was driven by the exchange rate impact on admissions revenue at our parks in Mexico and Canada ($0.32) as well as price and ticket mix.  Decreased revenues from food and beverages, games, retail and other in-park revenues resulted in a $0.97 (6%) decrease in non-admissions per capita guest spending in the third quarter of 2009 compared to the third quarter of 2008, of which approximately $0.31 was attributable to the exchange rate impact at our parks in Mexico and Canada.

Operating expenses for the first nine months of 2009 decreased $1.4 million (0.4%) compared to operating expenses in the first nine months of 2008.  The decrease includes: (i) a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($6.8 million), (ii) reduced utility costs ($1.1 million), (iii) reduced operating taxes ($0.9 million), and (iv) the timing of repair and maintenance and outside services expenses ($0.8 million).  The decrease was partially offset by an increase in salaries, wages and benefits ($7.3 million) primarily due to the impact of minimum wage increases, as well as increased costs related to our pension plan that was frozen in March 2006, and an increase in contract shows expenses ($1.0 million).

Selling, general and administrative expenses for the first nine months of 2009 decreased $13.9 million (8%) compared to the first nine months of 2008.  The decrease primarily reflects (i) a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($3.7 million), (ii) a reduction in marketing expenses ($1.5 million) related in part to the timing of expenditures, (iii) a reduction in insurance related expenses ($2.3 million), and (iv) decreased salaries, wages and benefits ($3.9 million) primarily due to a reduction in cash-based incentive compensation and stock-based compensation, partially offset by increased pension costs.

Costs of products sold in the first nine months of 2009 decreased $7.2 million (9%) compared to the first nine months of 2008 primarily due to (i) the decrease in food and beverage, games and merchandise sales, and (ii) a decrease in cost of sales related to the exchange rate impact at our parks in Mexico and Canada.  As a percentage of our in-park guest spending, cost of products sold increased slightly in the first nine months of 2009.

Depreciation and amortization expense for the first nine months of 2009 increased $3.3 million (3%) compared to the first nine months of 2008.  The increase was primarily attributable to our on-going capital program partially offset by a decrease in depreciation expense related to the exchange rate impact at our parks in Mexico and Canada.

Loss on disposal of assets decreased by $8.6 million (60%) in the first nine months of 2009 compared to the prior year period primarily due to the write-off of several assets no longer being utilized in park operations in the third quarter of 2008, coupled with the gain recognized in 2009 on the sale of a ride at SFOG and the gain recognized from the insurance proceeds received in the third quarter of 2009 for certain assets that were destroyed by a fire at our Mexico park in 2008.

Interest expense, net, for the first nine months of 2009 decreased $49.6 million (35%) compared to the first nine months of 2008 primarily reflecting the cessation of interest accruals and the write-off of discounts, premiums and deferred financing costs on our unsecured debt which is subject to compromise as a result of the Chapter 11 Filing, as well as lower effective interest rates.

Income tax expense was $5.2 million for the first nine months of 2009 compared to a $7.1 million expense for the first nine months of 2008, primarily reflecting a decrease in taxes at our Mexico park.

Liquidity, Capital Commitments and Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filing.  The Chapter 11 Filing involves various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.  As a result of the risks and uncertainties associated with the Chapter 11 Filing, the value of our liabilities and securities is highly speculative.  See Note 1 “Chapter 11 Reorganization to the Condensed Consolidated Financial Statements” regarding the impact of the Chapter 11 Filing and the proceedings in Bankruptcy Court on the Company’s liquidity and its status as a going concern.

Notwithstanding the direct positive impact of the Chapter 11 Filing on our liquidity, including the stay of payments on debt subject to compromise and the continuation of our ability to use cash that would otherwise secure the payment of Credit Agreement Obligations, our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, accidents or the occurrence of events or conditions at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1A of the 2008 Annual Report, our Current Reports on Form 8-K filed with the SEC on May 7, 2009 and July 23, 2009 and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009.

We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long-term liquidity.  Our Plan is designed to provide us sufficient liquidity for the foreseeable future, although such results cannot be assured.

During the nine months ended September 30, 2009, net cash provided by operating activities was $122.7 million.  Net cash used in investing activities in the first nine months of 2009 was $59.0 million, consisting of capital expenditures and purchases of restricted-use investments, partially offset by maturities of restricted-use investments, property insurance proceeds we received for insurance claims related to our parks in New Orleans, Washington D.C. and Mexico, and proceeds from the sale of assets.  Net cash used in financing activities in the first nine months of 2009 was $12.3 million, representing primarily the purchase of the Partnership Parks puts, repayment of borrowings under the Partnership Parks’ lines of credit and the Time Warner loan, as well as noncontrolling interest distributions, partially offset by proceeds from the loan obtained from Time Warner to fund our Partnership Park put obligations and the proceeds from borrowings under the revolving facilities of the Partnership Parks.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2009, there have been no material changes in our market risk exposure from that disclosed in the 2008 Annual Report, with the exception that interest expense has been stayed by the Bankruptcy Court for all notes indentures except the Credit Agreement, thereby reducing the impact of interest rate fluctuations.  See Note 4 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the termination of our interest rate swap agreements as a result of the Chapter 11 Filing.

Item 4T.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2008 Annual Report and in Notes 1 and 7 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  There are no material recent developments concerning our legal proceedings.  To the extent any legal proceedings were asserted against a Debtor, such proceeding has been stayed with respect to such Debtor as a result of the Chapter 11 Filing.

Item 1A.  Risk Factors

The business, results of operations and financial condition, and therefore the value of Holdings’ securities, are subject to a number of risks. In addition to the risk factors discussed below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2008 Annual Report, its Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, and its Current Reports on Form 8-K filed with the SEC on May 7, 2009 and July 23, 2009.

Item 3.  Defaults Upon Senior Securities

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

As previously announced, our Board of Directors determined not to declare and pay a quarterly dividend on our outstanding PIERS for the quarters ending May 15, 2008, August 15, 2008, November 15, 2008, February 15, 2009, May 15, 2009 and August 15, 2009.  Each such PIERS represents one one-hundredth of a share of our 7-¼% Convertible Preferred Stock.  The payment of the quarterly dividend on our outstanding PIERS is currently stayed as a result of our Chapter 11 Filing.  On the redemption date on November 15, 2009, the total liquidation preference on the PIERS as a result of the failure to pay dividends would have been $306.7 million.  See Item 8.01 of our Current Report on Form 8-K, filed with the SEC on May 7, 2009, which is incorporated by reference herein.

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

Date: November 12, 2009

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

* Filed herewith