Form 10-K
period 2009-12-31
SIX FLAGS, INC.
filed 2010-03-05
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  1-13703

SIX FLAGS, INC.

(DEBTOR-IN-POSSESSION as of June 13, 2009)
(Exact name of registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1540 Broadway, 15th Fl., New York, NY 10036
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (212) 652-9403

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, par value $0.025 per share, with rights to purchase Series A Junior Preferred Stock

Preferred Income Equity Redeemable Shares, representing 1/100 of a share of 7 1/4% Convertible Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1993.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock, held by non-affiliates of the registrant was $13,250,087 as of June 30, 2009.  For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest most practicable date:  The number of shares of common stock, par value $0.025 per share, of the registrant outstanding as of March 1, 2010 was 98,324,181 shares.  The common stock and the Preferred Income Equity Redeemable Shares are traded on the Over-the-Counter Bulletin Board under the trading symbol “SIXFQ” and “SIX FPFQ,” respectively

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Item 10, as to directors, and by Items 11, 12, 13 and 14 is incorporated by reference to either the registrant’s proxy statement for the 2010 annual meeting of stockholders or in an amendment to this Annual Report on Form 10-K, which will be filed by the registrant within 120 days after the close of its 2009 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash and (ii) our reorganization proceedings under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Delaware.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) our ability to develop, prosecute, confirm and consummate one or more Chapter 11 plans of reorganization (See “Chapter 11 Reorganization” herein), (ii) the potential adverse impact of the Chapter 11 filing on our operations, management and employees, (iii) customer response to the Chapter 11 filing, (iv) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet future liquidity needs, or (v) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•             factors impacting attendance, such as local conditions, events, disturbances, contagious diseases and terrorist activities;

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

*        *        *        *        *

•              As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Six Flags” refer collectively to Six Flags, Inc. and its consolidated subsidiaries, and “Holdings” refers only to Six Flags, Inc., without regard to its subsidiaries.

•              Looney Tunes characters, names and all related indicia are trademarks of Warner Bros., a division of Time Warner Entertainment Company, L.P.  Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics. Cartoon Network is a trademark of Cartoon Network. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc.

PART I

ITEM 1.                             BUSINESS

Introduction

We are the largest regional theme park operator in the world.  After giving effect to the sale of seven parks in April 2007 (the “Sale Parks”) and other park acquisitions and dispositions discussed in Note 3 to Notes to Consolidated Financial Statements, we own or operate 19 parks, including 17 operating domestic parks, one park in Mexico and one park in Canada.  In February 2010, in connection with the Chapter 11 Filing (as defined below), we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not re-opened since.  During the third quarter of 2009, we mutually agreed with the City of New Orleans to terminate our lease with the City of New Orleans and to settle the related litigation, pursuant to which we, among other things, paid the City of New Orleans $3 million and transferred title to our property and equipment at the site to the City of New Orleans, including land owned by us adjacent to the leased site.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations and the rejection of the lease for our Louisville park.  See Notes 3 and 14 to Notes to Consolidated Financial Statements.  The 20 parks we operated in 2009 (which excludes our New Orleans park and the Sale Parks) had attendance of approximately 24 million during the 2009 season.

In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We have ownership of the “Six Flags” brand name in the United States and foreign countries throughout the world.  To capitalize on this name recognition, 17 of our parks (excluding Six Flags New Orleans, Six Flags Kentucky Kingdom and the Sale Parks) are branded as “Six Flags” parks.

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

Our parks are located in geographically diverse markets across North America. Our theme parks offer a complete family-oriented entertainment experience. Our theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets.  In the aggregate, during 2009 our theme parks (excluding Six Flags New Orleans, Six Flags Kentucky Kingdom and the Sale Parks) offered approximately 800 rides, including over 120 roller coasters, making us the leading provider of “thrill rides” in the industry.

We believe that our parks benefit from limited direct theme park competition, since the combination of a limited supply of real estate appropriate for theme park development, high initial capital investment, long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of other theme parks in the United States, we estimate that it would cost at least $300 million and would take a minimum of two years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.

Chapter 11 Reorganization

On June 13, 2009, Holdings, Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with Holdings, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Filing”) under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019).  The entities that own our interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White

Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and our Canadian and Mexican parks are not debtors in the Chapter 11 Filing.

In anticipation of the Chapter 11 Filing, the Debtors entered into a Plan Support Agreement (the “Support Agreement”), dated June 13, 2009, with certain participating lenders (the “Participating Lenders”) who are parties to the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the “Credit Agreement”), among Holdings, SFO, SFTP (as the primary borrower), certain of SFTP’s foreign subsidiaries party thereto, the lenders thereto (the “Lenders”), the agent banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”).  The Debtors thereafter proposed a joint Chapter 11 plan of reorganization (the “Original Plan”), as outlined in the Support Agreement, that had the unanimous support of the Lenders’ steering committee and the Administrative Agent.

Under the Original Plan, the holders of claims under the Credit Agreement against SFTP and certain of its wholly-owned domestic subsidiaries (“Prepetition Credit Agreement Claims”) would have converted such claims into: (i) approximately 92% of the common stock (“New Common Stock”) to be issued by Holdings following its emergence from Chapter 11 (“Reorganized SFI”) (subject to dilution by a new long-term incentive plan (the “Long-Term Incentive Plan”)); and (ii) a new term loan in the aggregate principal amount of $600 million (the “Original New Term Loan”).  Holders of Prepetition Credit Agreement Claims against SFO also would have received a new guaranty of the obligations under the Original New Term Loan by SFO following its emergence from Chapter 11 (“Reorganized SFO”).  All other secured claims against the Debtors that were allowed, if any, would have been either paid in full or reinstated, in the Debtors’ discretion.  Allowed unsecured claims against all of the Debtors other than Holdings and SFO would have been paid in full or been reinstated (but solely to the extent such claims were allowed by the Bankruptcy Court).  Claims against SFTP and SFO, respectively, based on a guaranty of the obligations of SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., each an indirect subsidiary of Holdings (the “Acquisition Parties”), and the general partners of the Partnership Parks, to Historic TW Inc. and Warner Bros. Entertainment Inc. and certain of their affiliates (collectively, “Time Warner”) under a certain promissory note and a certain subordinated indemnity agreement, dated April 1, 1998, among certain Six Flags entities, Time Warner, Inc. (“TW”) and an affiliate of TW (the “Subordinated Indemnity Agreement”) would have been discharged and exchanged for new guarantees of such obligations.  The holders of allowed unsecured claims against SFO (which includes claims arising under or related to $400 million in aggregate principal amount of SFO’s unsecured 12.25% senior notes (plus accrued and unpaid interest) due 2016 (the “2016 Notes”) issued pursuant to that certain Indenture (the “2016 Indenture”), dated as of June 16, 2008, among SFO, Holdings and HSBC Bank USA, National Association (“SFO Note Claims”)) would have converted their claims against SFO into approximately 7% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  The holders of allowed unsecured claims against Holdings (which includes claims arising under (i) Holdings’ unsecured 8.875% senior notes due 2010 (the “2010 Notes”) issued pursuant to that certain Indenture, dated as of February 11, 2002, between Holdings and The Bank of New York (“BONY”), (ii) Holdings’ unsecured 9.75% senior notes due 2013 (the “2013 Notes”) issued pursuant to that certain Indenture dated as of April 16, 2003, between Holdings and BONY, (iii) Holdings’ unsecured 9.625% senior notes due 2014 (the “2014 Notes”) issued pursuant to that certain Indenture, dated as of December 5, 2003, between Holdings and BONY, (iv) Holdings’ unsecured 4.5% convertible senior notes due 2015 (the “2015 Notes”) issued pursuant to that certain Indenture, dated as of November 19, 2004, between Holdings and BONY (collectively, the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes, “Holdings’ Notes”), and (v) the guaranty by Holdings of obligations owed to holders of the 2016 Notes under the 2016 Indenture (“SFO Note Guaranty Claim”)) would have converted their claims against Holdings into approximately 1% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  All existing equity interests in Holdings would have been cancelled under the Original Plan.  All existing equity interests in SFO would have been cancelled, and 100% of the newly issued common stock of SFO would have been issued to Holdings on the effective date of the Original Plan in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The existing equity interests in all Debtors other than Holdings and SFO (“Preconfirmation Subsidiary Equity Interests”) would have remained unaltered by the Original Plan.  On July 22, 2009, the Debtors filed with the Bankruptcy Court a Disclosure Statement and the Original Plan, which was amended by the Debtors and filed on August 21, 2009 to provide additional detail on the Debtors’ financial condition and business projections, although the fundamental structure and creditor treatment remained the same. On November 7, 2009, upon the filing of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, the Participating Lenders terminated the Support Agreement.

Subsequent to the filing of the Original Plan, a variety of factors led the Debtors to conclude that the Original Plan should be modified.  As an initial matter, from the outset of these cases, and particularly since the filing of the Original Plan, the Debtors had engaged in extensive discussions with a wide variety of creditor constituencies, including the official unsecured creditors’ committee of the Debtors (the “Creditors’ Committee”), an informal committee of holders of the 2016 Notes (the “Informal SFO Committee”), certain holders of (as well as an informal committee representing holders of) the 2010 Notes, 2013 Notes, 2014 Notes and 2015 Notes (the “Informal SFI Committee”), and TW.  Through these discussions, particularly with the Informal SFO Committee, the Debtors believed that they could achieve an ultimate plan that would secure broad support, if not be entirely consensual.  In addition, in the months following the filing of the Original Plan, the Debtors managed their business operations through challenging economic conditions, mitigated the impact of those conditions through effective cost management measures and effectively navigated the business through the operational and public relations challenges posed by operating in the wake of the Chapter 11 Filing.  Moreover, following the filing of the Original Plan, the credit markets began to stabilize from the virtually unprecedented conditions that prevailed at the commencement of these cases.  Taken together, all of these factors created conditions that the Debtors believed created the opportunity to revise the Original Plan in ways that would generate equal or improved recoveries for all constituencies.  As a result, the Support Agreement was terminated by the Participating Lenders following the filing of the Second Amended Joint Plan of Reorganization with the Bankruptcy Court on November 7, 2009, and in early December 2009, the Debtors filed their Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”), which amended and restated all previous plans filed.  The Plan now contemplates $980 million of committed new debt financing.

Under the Plan, the holders of Prepetition Credit Agreement Claims against SFTP, SFO and certain of their wholly-owned domestic subsidiaries will be paid in full, in cash, from the proceeds of: (i) the Exit Term Loan (as defined below) in the principal amount of $730 million; and (ii) a $450 million rights offering (the “Offering”) to the holders of certain unsecured claims (“Allowed Unsecured Claims”) specified in the Plan, against SFO (which includes certain SFO Note Claims) that are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Eligible Holders”), and that vote to accept the Plan (“Accepting SFO Noteholder”); provided, however, that if the net proceeds from the Offering are less than $450 million, the parties who have agreed to backstop the Offering (the “Backstop Purchasers”) pursuant to the terms and conditions set forth in the commitment agreement executed by the Debtors and the Backstop Purchasers (the “Backstop Commitment Agreement”), will subscribe for any amount of New Common Stock offered but not purchased pursuant to the Offering.  All other secured claims against the Debtors that are allowed pursuant to certain requirements set forth in the Plan, if any, will either be paid in full or reinstated, in the Debtors’ discretion, with the consent of the Backstop Purchasers that collectively hold a majority of the aggregate commitment percentage pursuant to the Backstop Commitment Agreement (the “Majority Backstop Purchasers”), which consent will not be unreasonably withheld.  Allowed Unsecured Claims against all of the Debtors other than Holdings and SFO will be paid in full or be reinstated (but solely to the extent such claims are allowed pursuant to the Plan).

Claims against SFTP, SFO and Holdings, respectively, to the extent based on a guaranty of the obligations of the Acquisition Parties and the general partners of the Partnership Parks and, in the case of SFTP and SFO, the entities that are the limited partners in the Partnership Parks, will be affirmed and continued (as amended by agreement of the parties) by SFTP following its emergence from Chapter 11, Reorganized SFO and Reorganized SFI, respectively (collectively, the “Partnership Parks Claims”).

The holders of Allowed Unsecured Claims against SFO will convert their Claims against SFO into approximately 22.89% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  The holders of Allowed Unsecured Claims against Holdings will convert their claims against Holdings into approximately 7.34% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  Additionally, each Accepting SFO Noteholder will have the limited right to participate in the Offering to purchase up to its total principal amount of 2016 Notes held by an Eligible Holder divided by four times the aggregate principal amount of all 2016 Notes outstanding as of June 13, 2009 (the “Limited Offering Pro Rata Share”).  All existing equity interests in Holdings will be cancelled under the Plan.  All existing equity interests in SFO will be cancelled, and 100% of the newly issued common stock of SFO will be issued to Holdings on the effective date of the Plan (the “Effective Date”) in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The Preconfirmation Subsidiary Equity Interests will remain unaltered by the Plan, and all existing equity interests in Holdings will be cancelled under the Plan.  The Preconfirmation Subsidiary Equity Interests and the existing equity interests in all Debtors other than SFO (the “Preconfirmation SFO Equity Interests”) will remain unaltered by the Plan.

At present, both the Creditors’ Committee and the Informal SFI Committee have indicated that they do not support the Plan.  Although vote tabulation has yet to be concluded, Six Flags believes that the class of creditors substantially consisting of claims held by the Informal SFI Committee will vote to reject the Plan.  However, we do not believe that the support of the Creditors’ Committee or the Informal SFI Committee is required to confirm the Plan.

Chapter 11 Financing

The Plan provides for the Debtors to incur new indebtedness upon the Effective Date, consisting of a senior secured credit facility to be provided to SFTP (the “Exit Facility”) by JPMorgan Chase Bank, N.A. (“JPMCB”), J.P. Morgan Securities Inc. (“JPMSI”), Bank of America, N.A. (“BANA”), Banc of America Securities LLC (“BAS”), Barclays Bank PLC (“BBPLC”), Barclays Capital, the investment banking division of BBPLC (“BC”), Deutsche Bank Trust Company Americas (“DB”) and Deutsche Bank Securities Inc. (“DBSI,” and together with JPMCB, JPMSI and BANA, BBPLC, BC and DB, collectively, the “Commitment Parties”) and a syndicate of lenders arranged by JPMSI, BAS, BC and DBSI (the “Exit Facility Lenders”).

It is expected that the Exit Facility will consist of an $830,000,000 senior secured credit facility comprised of a $100,000,000 revolving loan facility (the “Exit Revolving Loan”) and a $730,000,000 term loan facility (the “Exit Term Loan” and together with the Exit Revolving Loan, collectively, the “Exit Facility Loans”).  Interest on the Exit Facility will accrue at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) + 4.25% in the case of the Exit Revolving Loan and LIBOR + 3.75% in the case of the Exit Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan.  The principal amount of the Exit Revolving Loan will be due and payable on June 30, 2015 and the principal amount of the Exit Term Loan will be due and payable on June 30, 2016.  The loan agreement governing the Exit Facility (the “Exit Facility Loan Agreement”) will require quarterly repayments of principal on the Exit Term Loan in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Term Loan and all remaining outstanding principal being due and payable on June 30, 2016.  The Exit Facility will be guaranteed by Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the closing date such subsidiary will not be required to be a guarantor and/or pledgor of the Exit Facility (together with SFTP, collectively, the “Exit Financing Loan Parties”).  The proceeds of the Exit Term Loan together with the net proceeds from the Offering will be used to repay the outstanding amounts owed under the Credit Agreement and the Exit Revolving Loan will be used to meet working capital and other corporate needs of the Debtors, thereby facilitating their emergence from Chapter 11.  Based upon the scheduled hearing dates for the confirmation of the Plan of March 8, 2010 through March 19, 2010 and therefore an assumed emergence date in mid-April 2010, the Exit Revolving Loan will be drawn at emergence to fund normal seasonal borrowings, incremental professional fees associated with the reorganization and the confirmation litigation (estimated to be approximately $9 million per month) and additional default interest on the Credit Agreement (estimated to be approximately $1.85 million per month).  The Exit Facility will be secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The Exit Facility Loan Agreement will contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants.  In addition, the Exit Facility Loan Agreement will contain restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The Exit Facility Loan Agreement will contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, changes of control and bankruptcy events of default.  The Commitment Parties’ commitment is subject to certain customary conditions as well as confirmation of the Plan, and the retention of the existing senior management of the Debtors continuing as the senior management of Holdings following consummation of the Plan.

In accordance with the Plan, the Reorganized Debtors’ entry into the Exit Facility Loans and the incurrence of the indebtedness thereunder on the Effective Date will be authorized by the Bankruptcy Court and without the need for any further corporate action and without any further action by holders of claims against the Debtors or the existing equity interests in all Debtors.

Shortly after the Chapter 11 Filing, Six Flags and TW entered into discussions to address the Acquisition Parties’ future obligations under the Partnership Park arrangements and the Subordinated Indemnity Agreement to purchase future “put” units.  As a result of those discussions, TW delivered to Six Flags and the Acquisition Parties an executed commitment letter and related term sheet and fee letter in November 2009, as amended (the “TW Commitment Papers”), pursuant to which TW or an affiliate of TW (the “New TW Lender”) has agreed to provide the Acquisition Parties with a $150,000,000 multi-draw term loan facility (the “New TW Loan”) on the terms and subject to the conditions summarized in the TW Commitment Papers.  Interest on the New TW Loan will accrue at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Term Loan (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The loan agreement governing the New TW Loan (the “New TW Loan Agreement”) will require prepayments with any cash of the Acquisition Parties (other than up $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties; provided, however, that so long as any amounts owing under the Existing TW Loan (as defined below) are outstanding, any such cash will first be applied toward mandatory prepayments of amounts owing thereunder.  The New TW Loan will be unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Exit Facility (collectively, the “New TW Guarantors”) under the terms of a guaranty agreement (the “New TW Guarantee Agreement”) to be entered into by the New TW Guarantors in favor of the New TW Lender.  As set forth in the TW Commitment Papers, the New TW Loan Agreement and New TW Guarantee Agreement will contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the Exit Facility.  TW’s commitment is subject to certain customary conditions as well as confirmation of the Plan and the retention of the existing senior management of the Debtors continuing as the senior management of Holdings following consummation of the Plan.  In addition, the New TW Guarantors’ payment or other binding obligations under the TW Commitment Papers would be subject to Bankruptcy Court approval.  TW has not made any commitment to provide financing to the Reorganized Debtors under any Chapter 11 plan of reorganization other than the Plan, and there can be no assurance that such financing would be available under any plan of reorganization sponsored by any party in interest other than the Debtors.

Notwithstanding the foregoing, any material changes to the New TW Loan as described in the TW Commitment Papers are subject to the approval of the Majority Backstop Purchasers.

In addition, in connection with the Plan, it is expected that (i) the Acquisition Parties will enter into an amendment (the “Amendment to Existing TW Note”) with respect to the Promissory Note dated as of May 15, 2009 (as amended, the “Existing TW Note”), evidencing the Existing TW Loan made by TW-SF LLC to the Acquisition Parties and (ii) Holdings, SFO and SFTP will enter into an amendment (the “Amendment to Existing TW Guarantee”) with respect to the Guarantee Agreement dated as of May 15, 2009 (as amended, the “Existing TW Guarantee”; together with the Existing TW Note, the “Existing TW Facility Agreements”) made by Holdings, SFO and SFTP to guarantee the obligations of the Acquisition Parties under the Existing TW Loan up to an aggregate of $10 million.  The Amendment to Existing TW Note will, among other things, extend the maturity date of the Existing TW Note to July 17, 2011.  The Amendment to Existing TW Guarantee will, among other things, amend the Existing TW Guarantee to modify the covenants to include the limitations on indebtedness, liens and restricted payment covenants contained in the Exit Facility.  The Existing TW Facility Agreements will provide for the Existing TW Note and the Existing TW Guarantee to be affirmed and continued, as amended as contemplated by the terms set forth therein, concurrently with the New TW Loan.

Reporting Requirements

As a result of the Chapter 11 Filing, the Debtors are now required to file various documents with, and provide certain information to, the Bankruptcy Court and various third parties, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law.  Although such materials accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the SEC.

Reasons for Bankruptcy

For several years, the Debtors have faced a number of challenges, most significantly their over-leveraged balance sheet, that have impaired their ability to achieve profitability.  Under the direction of the previous board of directors of Holdings and the management team, the Company had amassed more than $2.5 billion of debt and preferred income equity redeemable shares (“PIERS”) obligations by the end of 2005 in order to acquire theme parks and implement various capital expenditure programs.  Faced with a highly leveraged balance sheet, in 2006, the newly constituted board of directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers), and the new management began to effectuate a series of long-term operating initiatives.  By 2008, the new management team had achieved several key strategic objectives, including diversifying and growing revenues, and increasing operational efficiency and operating cash flows, which it had set out to achieve by the end of its third year.

In addition, the new management team also worked to reduce the Company’s debt obligations.  This was achieved by, among other means, selling ten parks for approximately $400 million in gross proceeds, entering into the Credit Agreement that reduced interest costs and extended maturities and completing an exchange offer that exchanged $530.6 million of 2010 Notes, 2013 Notes and 2014 Notes for $400.0 million of 2016 Notes, resulting in reduced debt and interest, and extended maturities.  Despite these significant achievements, the Company remained highly leveraged and had substantial indebtedness and PIERS obligations.

The PIERS required mandatory redemption by August 15, 2009 at 100% of the liquidation preference in cash, which amounted to approximately $275.4 million (after giving effect to $12.1 million of PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31.2 million.  The Debtors were not going to be able to satisfy this obligation and a default of the PIERS obligation would also have caused a default under the Credit Agreement.  A default under the Credit Agreement, in turn, would have permitted the lenders thereunder to accelerate the Debtors’ obligations under the Credit Agreement.  Such acceleration under the Credit Agreement would have also triggered cross-defaults under Holdings’ Notes, resulting in most, if not all, of the Debtors’ long-term debt becoming due and payable immediately.

In addition, the 2010 Notes were scheduled to mature in February 2010.  These balance sheet challenges were exacerbated by the unfavorable market conditions including diminishing availability of credit and the overall deterioration in the U.S. economy.  Due to the adverse business impact of these factors, the Company’s ability to maintain sufficient liquidity and satisfy its financial covenant requirements under the Prepetition Credit Agreement became unlikely.

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

Notifications

Shortly after June 13, 2009 (the “Petition Date”), the Debtors began notifying current or potential creditors of the Chapter 11 Filing.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay.  Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.  Certain creditors and other parties in interest have filed motions for relief from the automatic stay with the Bankruptcy Court, although no such motions have been granted (or resolved consensually with the Debtors) on a basis that would have a material effect on the Debtors’ businesses.  Nonetheless, there can be no assurance that the Bankruptcy Court will not at some future date grant relief from the automatic stay, or other similar creditor relief, that would have a material, adverse effect on the Debtors’ businesses.

Creditors’ Committee

As required by the Bankruptcy Code, the United States trustee for the District of Delaware appointed the Creditors’ Committee.  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, and the Creditors’ Committee in fact has taken positions adverse to the Debtors in proceedings related to the Chapter 11 Filing.  Disagreements between the Debtors and the Creditors’ Committee could protract the court proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from Chapter 11.

Executory Contracts — Section 365

Under section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this Form 10-K, including, where applicable, the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under section 365 of the Bankruptcy Code.  Claims may arise as a result of rejecting any executory contract.

To date, the Debtors have rejected, or announced their intention to reject, unexpired leases and executory contracts related to the theme parks they previously operated in New Orleans, Louisiana and Louisville, Kentucky.  These actions will result in the Debtors ceasing to operate each theme park on a permanent basis, the New Orleans park having been closed since 2005 as a result of damage caused by Hurricane Katrina and the Louisville park having been operated through the 2009 operating season.  The New Orleans closure was governed by a settlement agreement with the City of New Orleans regarding related lease and contract rejection issues, which agreement has been approved by the Bankruptcy Court.  Matters relating to the Louisville park, including lease and contract rejection issues, remain pending in the Bankruptcy Court and we are unable to estimate precisely the rejection damages that may result.

Plan of Reorganization

In order to emerge successfully from bankruptcy, the Debtors will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would, among other things, resolve the Debtors obligations arising prior to the Petition Date, set forth the revised capital structure of the newly reorganized entities and establish the framework for corporate governance subsequent to exit from bankruptcy.

Automatically, upon commencing the Chapter 11 Filing, the Debtors under the Bankruptcy Code had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they did so, 60 additional days to obtain necessary acceptances of their plan.  On November 7, 2009, the Debtors filed the Plan with the Bankruptcy Court.  On December 7, 2009, on the Debtors’ motion, the Bankruptcy Court entered an order extending the Debtors’ exclusive right to solicit acceptances of their Plan until February 8, 2010.  In light of the Bankruptcy Court’s subsequent order scheduling the confirmation hearing regarding the Plan for March 8 through March 19, 2010, the Debtors filed a motion for a further extension of their exclusive periods to solicit acceptances of the Plan, which was granted and the exclusive period was extended through April 5, 2010.  If the Debtors’ exclusivity period lapses, any party in interest will be able to file a plan of reorganization for any of the Debtors, in which case the Debtors’ ability to achieve confirmation of their Plan, or achieve their other goals outlined herein, may be materially impaired.

In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan, and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).  Generally, with respect to a class of claim holders, a plan may be “crammed down” even if such class receives no recovery if the proponent of the plan demonstrates that (1) no class junior to such class is receiving or retaining property under the plan, and (2) no class of claims or interests senior to the “crammed down” class is being paid more than in full.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.

Risks and Uncertainties

The ability of the Debtors, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, (i) the ability of the Debtors to maintain adequate liquidity, including the generation of cash from operations, and (ii) the ability of the Debtors to confirm a plan of reorganization under the Bankruptcy Code.  Uncertainty as to the outcome of these factors raises substantial doubt about the Debtors’ ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings, except for unsecured claims allowed by the Bankruptcy Court.  In particular, such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (b) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Debtors, or (d) as to operations, the effects of any changes that may be made in the underlying business.  A plan of reorganization would likely cause material changes to the amounts currently disclosed in the consolidated financial statements.

Negative events associated with the Chapter 11 Filing could adversely affect revenues and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Bankruptcy Court proceedings become more protracted.  Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.   Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be predicted or quantified accurately, and until such issues are resolved, there remains substantial doubt about the Debtors’ ability to continue as a going concern.

As a result of the Chapter 11 Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Impact on Net Operating Loss Carryforwards

Upon consummation, our proposed Plan will result in cancellation of indebtedness income that will reduce our net operating loss carryforwards (“NOLs”) under Section 108 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as an ownership change that will limit our ability to utilize our  NOLs under Section 382 of the Code.  In general, following an ownership change, Section 382 limits the amount of pre-ownership change NOLs that may be used to offset taxable income in each year following the ownership change.   Under a special rule that may be elected for an ownership change pursuant to a Chapter 11 bankruptcy reorganization, the amount of this annual limitation will be equal to the “long-term tax-exempt rate” (published monthly by the IRS) for the month in which the ownership change occurs, multiplied by the value of our stock immediately after the ownership change.  By taking into account the value of our stock immediately after consummation of the Plan, the limitation is increased as a result of cancellation of indebtedness pursuant to the Chapter 11 Filing.  Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years.  The annual limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of net built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which our tax depreciation expense during this five-year period is less than it would have been if our assets had a tax basis on the date of the ownership change equal to their fair market value.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, we expect any NOL limitation for the five years following the ownership change to be substantially increased by built-in income and to result in a carryforward of excess limitation to future periods.

Fresh Start Accounting

As required by accounting principles generally accepted in the United States (“GAAP”), we will adopt fresh start accounting on the Effective Date, in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standard (“FASB ASC”) Topic 852, “Reorganizations” (“FASB ASC 852”).  The consolidated financial statements for the periods ended December 31, 2009 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business.  The consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations.  We have had a history of net losses. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We also have an accumulated stockholders’ deficit of $584.2 million at December 31, 2009.  See Note 1 to Notes to Consolidated Financial Statements, regarding the impact of the Chapter 11 Filing and the proceedings in Bankruptcy Court on the Company’s liquidity and its status as a going concern.

Management and Operational Changes

Following a successful stockholder consent solicitation by Red Zone LLC, an entity managed by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of Holdings’ Board of Directors and two persons nominated by Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time.  In 2006, Holdings’ Board of Directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives.

During 2006, the first season following the change, new management concentrated on (i) improving the guest experience by improving the overall appearance and cleanliness of the parks, (ii) increasing per capita revenue, including by partnering with well known brand names such as Papa John’s and Cold Stone Creamery and (iii) building a corporate alliance team.

During 2007, we (i) implemented a capital plan designed to broaden the family offerings in our parks, such as Wiggles Worlds featuring the rides and attractions of the popular children’s entertainers “The Wiggles,” Thomas the Tank Engine attractions, Cirque Coobrila, Tony Hawk Spinning Coasters and Operation Spy Girl, (ii) implemented staffing initiatives to improve recruiting, training, retention and efficiency, all designed to further improve the guest experience, (iii) continued to grow per capita revenue by partnering with well known brand names such as Johnny Rockets and (iv) invested in information technology infrastructure designed to not only improve systems, such as ticketing, point of sale and our website, but also to improve our ability to offer more diverse entertainment and revenue streams with Six Flags television and radio within the parks.

During 2008, we (i) launched a new attraction program with seven roller coasters for seven parks, (ii) continued to roll-out Wiggles Worlds and Thomas the Tank Engine attractions at certain of our parks, (iii) developed a more efficient and targeted marketing plan, with more online focus and concentrated spending in the early portion of the season, (iv) reduced operating  expenses through a more efficient use of our full time and seasonal labor, as well as the removal or closure of certain inefficient rides and attractions and (v) continued to grow guest spending and sponsorship and international opportunities.

During 2009, we (i) launched a new attraction program featuring a new roller coaster themed after the Batman movie “The Dark Night” at Six Flags Mexico and a new wooden roller coaster themed after the Terminator Salvation™ movie at Six Flags Magic Mountain, (ii) added Wiggles World at Six Flags Fiesta Texas, (iii) substantially upgraded and relaunched the Superman Ride of Steel coaster at Six Flags New England and the floorless Medusa coaster at Six Flags Great Adventure, both of which were re-themed as Bizarro, (iv) added our “Glow in the Park” closing parade at two additional parks, (v) continued our efficient and targeted marketing strategies, focusing on our breadth of product and value proposition, (vi) maintained focus on containing our operating expenses while at the same time increasing our operating days and operating hours, (vii) improved and expanded upon our branded product offerings and guest-service focused staffing initiatives in order to continue to drive guest spending growth, and (viii) continued our efforts to grow sponsorship and international licensing opportunities.

Our plan for 2010 includes (i) adding a suspended looping roller coaster at La Ronde and a Tornado water attraction at Hurricane Harbor in New Jersey (ii) the addition of Thomas Town at Six Flags America, which will include eight new attractions and the Thomas the Tank Engine characters, (iii) adding a family roller coaster to Six Flags Magic Mountain, which will make this park one of the two parks with the largest number of roller coasters in the world, (iv) adding our “Glow in the Park” closing parade and the new Little Dipper family roller coaster at Six Flags Great America, (v) reducing season pass pricing at select parks, (vi) continuing our efficient and targeted marketing strategies including reducing marketing expenditures and focusing on our breadth of product and value proposition, (vii) maintaining focus on containing our operating expenses while at the same time increasing our operating days and operating hours, (viii) improving and expanding upon our branded product offerings and guest-service focused staffing initiatives in order to continue to drive guest spending growth, and (ix) continuing our efforts to grow sponsorship and international licensing opportunities.

Recent Developments

Rejection of Lease at Louisville Park

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  Matters relating to the Louisville park, including lease and contract rejection issues, remain pending in the Bankruptcy Court and we are unable to estimate precisely the rejection damages that may result.  We are required to vacate the leased premises by approximately April 9, 2010, and we are in the process of removing our equipment and other personal property.  As a result, we have recorded appropriate provisions for impairment of our Louisville park operations, which is included in reorganization items in the statement of operations for the quarter ended December 31, 2009.  See Note 2(c) to Notes to Consolidated Financial Statements.

Loan to Acquisition Parties Related to 2009 Partnership Parks “Puts”

On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of TW, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($30.4 million of which was outstanding as of December 31, 2009), which are obligated to fund the “put” obligations related to the Partnership Parks (as amended, the “Existing TW Loan”).  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011, which maturity date is expected to be extended until July 17, 2011 as part of the Plan.  The loan requires semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties, without penalty.  Up to an aggregate of $10 million of the loan is guaranteed by Holdings, SFO and SFTP under the terms of a guarantee agreement entered into by the guarantors in favor of TW-SF LLC, dated May 15, 2009.

Delisting on the New York Stock Exchange

On October 6, 2008, we were notified by the New York Stock Exchange (“NYSE”) that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average closing price of its common stock was less than $1.00, and on October 27, 2008, we were notified by the NYSE that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average market capitalization of its common stock had been less than $75 million and, at the same time, its stockholders’ equity had been less than $75 million.  Holdings’ common stock and the PIERS traded on the NYSE under the symbol “SIX” and “SIX-PB,” respectively, through April 17, 2009, when they were delisted from the NYSE due to Holdings’ failure to meet the NYSE’s continued quantitative listing criteria.  The last trading prices of the common stock and the PIERS on the NYSE were $0.13 and $0.65, respectively, on April 17, 2009.  Holdings’ common stock and the PIERS currently trade on the over-the-counter market under the symbols “SIXFQ” and “SIXFPFQ,” respectively.

Acquisition of Minority Interests and Equity Investment

On July 31, 2007, we acquired the minority interests in Six Flags Discovery Kingdom that were held by our partner, the City of Vallejo, California, for a cash purchase price of approximately $52.8 million.  See Note 5 to Notes to Consolidated Financial Statements.

On June 18, 2007, we acquired a 40% interest in a venture that owns dick clark productions, inc. (“DCP”) for a net investment of approximately $39.7 million.  We leverage the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark’s New Year’s Rockin’ Eve, to provide additional product offerings in our parks.  In addition, we believe that our investment in DCP provides us additional sponsorship and promotional opportunities.  Red Zone Capital Partners II, L.P. (“Red Zone”), a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of Holdings’ Board of Directors, is the majority owner of the parent of DCP.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest in DCP is approximately 39.2%.

International Licensing

In March 2008, we entered into an agreement with Tatweer Dubai LLC, a member of Dubai Holding (“Tatweer”), to create a Six Flags-branded theme park in Dubai, United Arab Emirates.  Pursuant to the agreement, we are required to provide design and development services for the creation of a Dubai theme park, which will be operated and managed by Tatweer or its affiliate.  We also granted Tatweer the exclusive right to use our brand in certain countries for certain time periods including the United Arab Emirates.  As consideration for our services and the exclusivity rights granted in the agreement, we are entitled to receive license and other fees over the design and development period plus an ongoing royalty fee once the park opens.  Although this project has been delayed, Tatweer has informed us that they presently intend to construct the park.

In December 2008, we entered into an agreement with Oryx Holdings, a Qatari based diversified group (“Oryx”), to provide concept development and planning services to Oryx for the creation of a Six Flags-branded location within Qatar Entertainment City, the mixed-use development in Doha, Qatar.  Due to a variety of factors, we terminated the agreement with Oryx in June 2009 and there can be no assurance that a new agreement will be reached with Oryx in the future.

In September 2009, we entered into an agreement with The Government of Cross River State of Nigeria (“CRSG”) to develop a Six Flags-branded theme park in Calabar, Nigeria.  Pursuant to the agreement, we will provide concept development and master planning services to CRSG for the creation of the park.  We do not expect to invest any capital in connection with the provision of such services.  Once the initial phase is finalized, we intend to collaborate with CRSG on the detailed design, development and construction of the park and we will retain the right to manage the park.

Stockholder Rights Plan

In December 2008, Holdings’ Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Holdings common stock.  The distribution was paid on December 17, 2008 to stockholders of record as of the close of business on December 17, 2008.  Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of Holdings’ preferred stock, designated as Series A Junior Preferred Stock, at a price of $1.25 per 1/1000 of a share subject to adjustment (the “Exercise Price”).  If any person or group becomes the beneficial owner of 15% or more of Holdings’ common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of Holdings’ common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price.  The description and terms of the Rights are set forth in a rights agreement between Holdings and The Bank of New York Mellon, as rights agent. Under the Plan, upon emergence from Chapter 11, Holdings’ amended and restated Certificate of Incorporation will terminate the stockholder rights plan.

Debt Refinancing

On June 16, 2008, we completed a private debt exchange in which we issued $400.0 million of the 2016 Notes, in exchange for (i) $149.2 million of the 2010 Notes, (ii) $231.6 million of 2013 Notes and (iii) $149.9 million of the 2014 Notes.  The benefits of this transaction included reducing debt principal by approximately $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense.  The transaction resulted in a net gain on extinguishment of debt of $107.7 million related to the 2013 Notes and 2014 Notes (net of $3.3 million of transaction costs related to the 2010 Notes that were charged to expense immediately as the exchange of the 2010 Notes was not deemed to be a substantial modification under the guidance of EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” codified into FASB ASC Topic 470, “Debt”).  We also recorded a $14.1 million premium on the 2016 Notes representing the difference between the carrying amount of the 2010 Notes and the carrying amount of the 2016 Notes on the exchange as this portion of the exchange was not deemed a substantial modification.  This premium was expensed as part of reorganization items as a result of the Chapter 11 Filing.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Commitments and Resources.”

In May 2007, we entered into the Credit Agreement, which provides for (i) an $850 million term loan maturing in April 2015, (ii) revolving credit facilities totaling $275 million, expiring in March 2013, and (iii) an uncommitted optional term loan tranche of up to $300 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Commitments and Resources.”

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

Upon consummation, our proposed Plan will result in the cancellation or modification of the Debtors’ indebtedness and the incurrence of new indebtedness of the Debtors and Acquisition Parties under the Exit Facility and New TW Loan, respectively.

Park Sales

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of our subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash and a note receivable for $37 million (the “PARC Note”). Pursuant to the purchase  agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the Sale Parks of up to $10 million (the “PARC Guarantee”), decreasing by a minimum of one million dollars annually.  The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; the Frontier City theme park and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA.

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

Six Flags New Orleans

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not re-opened since.  We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to an insurer-calculated deductible in the case of named storms of approximately $5.5 million.  The property insurance includes business interruption coverage.  The flood insurance provisions of the policies contain a $27.5 million sublimit.  In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate “Named Storm” peril.  In February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision.  In April 2009, the U.S. Court of Appeals for the Fifth Circuit upheld the district court ruling, with the exception of one policy, the Commonwealth Insurance Company policy, which was remanded to the district court for further consideration of our claim.  In January 2010, we entered into a settlement agreement Commonwealth Insurance Company, which was approved by the Bankruptcy Court in February 2010.

We have filed property insurance claims, including business interruption, with our insurers.  We have an insurance receivable of $2.4 million at December 31, 2009, most of which has been settled, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $36.3 million in payments received from our insurance carriers.

In April 2009, the Industrial Development Board of the City of New Orleans and the City of New Orleans (collectively, the “New Orleans Parties”) sought to accept an offer we made years earlier to buy out of its lease with the New Orleans Parties for a $10 million cash payment and an exchange of contiguous real estate we owned.  When we declined to extend the same offer, the Mayor of New Orleans announced to the press that the New Orleans Parties would sue.  We were current on our lease payments to the New Orleans Parties, however, and in our view, not in default.  The New Orleans Parties filed suit in Louisiana state court on May 11, 2009, alleging that we breached the lease with the New Orleans Parties by removing rides and assets from the park property; by failing to secure the property; and by accepting interim insurance payments for Hurricane Katrina damage claims instead of designating the New Orleans Parties as loss payee.  On May 12, 2009, the New Orleans Parties obtained an ex parte state court temporary restraining order that enjoined us from: (a) removing any rides or attractions without the New Orleans Parties’ approval, (b) not properly securing the premises, and (c) “converting and/or secreting insurance proceeds received . . . as a result of Hurricane Katrina.”  We removed the action to the United States District Court for the Eastern District of Louisiana (the “Court”), and the parties stipulated to stay the federal action for sixty days, while leaving the temporary restraining order in place, with us reserving the right to contest our propriety at a later time.  In an order dated June 1, 2009, the Court imposed the agreed-upon stay but shortened the period to thirty days, until June 29, 2009.  The Court issued an order on June 22, 2009, directing the clerk to mark the action as closed due to the stay resulting from the Chapter 11 Filing, but retaining jurisdiction for restoration to the calendar should circumstances change.

Subsequently, however, the parties reached an agreement to settle the matter pursuant to which the New Orleans Parties and we entered into a general release of all claims against one another.  Additionally, the New Orleans Parties entered into a stipulation dismissing, with prejudice, the action pending in the United States District Court for the Eastern District of Louisiana, and dissolving the temporary restraining order obtained by the New Orleans Parties on May 12, 2009.  The New Orleans Parties also agreed not to file any proof of claim or otherwise assert any entitlement to relief in the Chapter 11 Filing.  Other material terms and conditions of the settlement are as follows:

•      Within 35 days of the Bankruptcy Court’s final approval of the final settlement agreement, which approval occurred on October 8, 2009, we were required to make, and did make a cash payment to the New Orleans Parties in the amount of $3 million;

•      We vacated and delivered to the New Orleans Parties the leased premises and 86 acres of land, including any improvements thereto in their current condition, “as is”;

•      The New Orleans Parties will be entitled to receive 25% of any net insurance proceeds we recover on our insurance claims for property damage caused by Hurricane Katrina to the extent our net recovery exceeds $65 million. We retain absolute discretion in prosecution, and any potential settlement of, claims with insurers, subject to any required Bankruptcy Court approval; and

•      All other agreements between the New Orleans Parties and us related in any way to the leased premises and any other such related agreements, were deemed terminated upon the Bankruptcy Court’s final approval of the settlement agreement.

The settlement occurred on November 12, 2009.

Description of Parks

The following chart summarizes key business information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance

Six Flags America Largo, MD	523 acres - combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (9) and Baltimore (27)	7.0 million – 50 miles 11.7 million – 100 miles	Kings Dominion / Doswell, VA (near Richmond)/ 120 miles Hershey Park / Hershey, PA/ 125 miles Busch Gardens/ Williamsburg, VA/ 175 miles

Six Flags Discovery Kingdom Vallejo, CA	138 acres - theme park plus marine and land animal exhibits	San Francisco/ Oakland (6) and Sacramento (20)	5.5 million – 50 miles 10.2 million – 100 miles

Aquarium of the Bay at Pier 39/ San Francisco, CA/ 30 miles
Academy of Science Center / San Francisco, CA/ 30 miles
California Great America/ Santa Clara, CA/ 60 miles
Gilroy Gardens/ Gilroy, CA/ 100 miles
Outer Bay at Monterey Bay Aquarium/ Monterey, CA/ 130 miles

Six Flags Fiesta Texas San Antonio, TX	224 acres - combination theme and water park	San Antonio (37)	2.1 million – 50 miles 3.7 million – 100 miles	Sea World of Texas/ San Antonio, TX Schlitterbahn/ New Braunfels, TX/ 33 miles

Six Flags Great Adventure/ Six Flags Hurricane Harbor/ Six Flags Wild Safari Jackson, NJ	2,200 acres - separately gated theme park, water park and drive-through safari and approximately 700 acres of potentially developable land	New York City (1) and Philadelphia (4)	13.7 million – 50 miles 27.2 million – 100 miles	Hershey Park/ Hershey, PA/ 150 miles Dorney Park/ Allentown, PA/ 75 miles

Six Flags Great America Gurnee, IL	304 acres - combination theme and water park and approximately 20 acres of potentially developable land	Chicago (3) and Milwaukee (35)	8.5 million – 50 miles 13.1 million – 100 miles	Kings Island/ Cincinnati, OH/ 350 miles Cedar Point/ Sandusky, OH/ 340 miles Wisconsin Dells Area (several water parks) / 170 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance

Six Flags Magic Mountain/ Six Flags Hurricane Harbor Valencia, CA	262 acres - separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	10.6 million – 50 miles 17.8 million – 100 miles

Disneyland Resort/ Anaheim, CA/ 60 miles
Universal Studios Hollywood/ Universal City, CA/ 20 miles
Knott’s Berry Farm/ Buena Park, CA/ 50 miles
Sea World of California/ San Diego, CA/ 150 miles
Legoland/ Carlsbad, CA/ 130 miles
Soak City USA/ Buena Park, CA/ 50 miles
Raging Waters/ San Dimas, CA/ 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres - theme park	N/A	30.0 million – 50 miles 42.0 million – 100 miles	Mexico City Zoo Chapultapec/ Mexico City, Mexico

Six Flags New England Agawam, MA	284 acres – combination theme and water park	Boston (7) Hartford/New Haven (30) Providence (53) Springfield (111)	3.1 million – 50 miles 15.2 million – 100 miles	Lake Compounce/ Bristol, CT/ 50 miles

Six Flags Over Georgia Austell, GA/ Six Flags Whitewater Marietta, GA	359 acres - separately gated theme park and water park on 290 acres and 69 acres, respectively	Atlanta (8)	4.2 million – 50 miles 7.0 million – 100 miles

Georgia Aquarium/ Atlanta, GA/ 20 miles
Carowinds/ Charlotte, NC/ 250 miles
Alabama Adventure/ Birmingham, AL/ 160 miles
Dollywood and Splash Country/ Pigeon Forge, TN/ 200 miles
Wild Adventures/ Valdosta, GA/ 240 miles
Sun Valley Beach/ Powder Springs, GA/ 15 miles
Atlanta Beach/ Jonesboro, GA/ 40 miles
Lake Lanier Islands Resort/ Lake Lanier Islands, GA/ 45 miles

Six Flags Over Texas/ Six Flags Hurricane Harbor Arlington, TX	264 acres - separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.5 million – 50 miles 7.1 million – 100 miles	Sea World of Texas/ San Antonio, TX/ 285 miles NRH2O Waterpark/ Richland Hills, TX/ 13 miles The Great Wolf Lodge/ Grapevine, TX/ 17 miles Hawaiian Falls Waterpark/ Mansfield, TX/ 16 miles

Six Flags St. Louis Eureka, MO	497 acres - combination theme and water park and approximately 240 acres of potentially developable land	St. Louis (21)	2.6 million – 50 miles 3.8 million –100 miles

Kings Island/ Cincinnati, OH/ 350 miles
Worlds of Fun/ Kansas City, MO/ 250 miles
Cedar Point/ Sandusky, OH/ 515 miles
Silver Dollar City/ Branson, MO/ 250 miles
Holiday World/ Santa Claus, IN/ 150 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance

La Ronde Montreal, Canada	Theme park on 146 acres	N/A	4.3 million – 50 miles 5.8 million –100 miles	Quebec City Waterpark/ Quebec City, Canada/ 130 miles Canada’s Wonderland/ 370 miles

The Great Escape and Splashwater Kingdom/ Six Flags Great Escape Lodge & Indoor Waterpark Lake George, NY	351 acres - combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (57)	1.1 million – 50 miles 3.1 million – 100 miles	Darien Lake/ Darien Center, NY/ 311 miles

*              Based on a 2009 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to the Partnership Parks.  These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $62.3 million in 2010 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks, (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four-year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the “Specified Prices”).  As of December 31, 2009, we owned approximately 29% and 52% of the Georgia Limited Partner units and Texas Limited Partner units, respectively.  The remaining redeemable units of approximately 71% and 48% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $355.9 million at December 31, 2009. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment.  The maximum number of units that we could be required to purchase for both parks in 2010 would result in an aggregate payment by us of approximately $307.8 million, representing 61% and 42% of the units of the Georgia Limited Partner and the Texas Limited Partner, respectively.

In connection with our acquisition of the former Six Flags, we entered into the Subordinated Indemnity Agreement with certain Six Flags entities, TW and an affiliate of TW, pursuant to which, among other things, we transferred to TW (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from TW of all cash flow received on such limited partnership units.  Pursuant to the Subordinated Indemnity Agreement, we issued preferred stock of the corporate parent of the managing partners of the partnerships to TW.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit TW to take full control of both the entities that own limited partnership units and the managing partner.  If we ultimately satisfy all of our obligations, TW is required to transfer to us the entire equity interests of these entities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Partnership Park Obligations” and Note 14 to Notes to Consolidated Financial Statements.

In 2009, we received “put” notices from holders of partnership units with an aggregate “put” price of approximately $65.5 million, of which the general partner of the Georgia limited partnership elected to purchase 50% of the Georgia units that were “put” for a total purchase price of approximately $7.0 million.  TW-SF LLC, a subsidiary of TW, provided us with a $52.5 million loan to enable us to fund our 2009 “put” obligations, of which $30.4 million was outstanding at December 31, 2009.  Until such loan is repaid, the lender is entitled to our share of the annual minimum distribution of the Partnership Parks.

Upon consummation, our proposed Plan may result in the incurrence of new indebtedness of the Acquisition Parties under the New TW Loan in connection with the Acquisition Parties’ future obligations under the Partnership Park arrangements and Subordinated Indemnity Agreement.

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

Group sales represented approximately 27% of aggregate attendance in the 2009 season at our parks.  Each park has a group sales director and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.

Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather.  Additionally, season pass holders often bring paying guests and generate “word-of-mouth” advertising for the parks.  During the 2009 season, season pass attendance constituted approximately 30% of the total attendance at our parks.

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

Licenses

We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks.  In addition to basic license fees ($3.0 million for Warner Bros. and $0.3 million for Hannah-Barbera and other licenses in 2009), we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters.  The royalty fee is generally equal to 12% of the final landed cost to Six Flags of the merchandise. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

In connection with our investment in DCP, we obtained a license to use stills and clips from the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark’s New Year’s Rockin’ Eve, in our parks as well as for the promotion and advertising of our parks.  In certain cases, our right to use these properties is subject to the consent of third parties with interests in such properties.  The term of the license is for the longer of seven years or the date that we cease to hold 50% of our original investment in DCP.

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

See Note 15 to Notes to Consolidated Financial Statements for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements

We regularly make capital investments for new rides and attractions at our parks.  We purchase both new and used rides and attractions.  In addition, we rotate rides among parks to provide fresh attractions.  We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending.  For example, our plan for 2010 includes (i) adding a suspended looping roller coaster at La Ronde and a Tornado water attraction at Hurricane Harbor in New Jersey, (ii) the addition of Thomas Town at Six Flags America, which will include eight new attractions and the Thomas the Tank Engine characters, (iii) adding a family roller coaster to Six Flags Magic Mountain, which will make this park one of the two parks with the largest number of roller coasters in the world, and (iv) adding our “Glow in the Park” closing parade and the new Little Dipper family roller coaster at Six Flags Great America.

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

Maintenance and Inspection

Our rides are inspected daily by maintenance personnel during the operating season.  These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operation. Potential risks to employees and staff as well as to the public are evaluated.  Contingency plans for potential emergency situations have been developed for each facility.  During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary.  This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points.  We have over 800 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

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

Insurance

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry.  We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year.  For incidents arising on or after December 31, 2008, our self-insured retention is $2,000,000, followed by a $500,000 deductible per occurrence applicable to all claims in the policy year for our domestic parks and our parks in Canada and a nominal amount per occurrence for our park in Mexico.  Our deductible after November 15, 2003 is $750,000 for workers’ compensation claims ($500,000 deductible for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.  We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry.  The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Our current insurance policies expire on December 31, 2010.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition

Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel.  Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits.  See “Risk Factors”.  Within each park’s regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.

Seasonality

Our operations are highly seasonal, with approximately 84% of park attendance and revenues occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

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

Employees

At February 1, 2010, we employed approximately 2,080 full-time employees, and we employed approximately 28,500 seasonal employees during the 2009 operating season.  In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis.  As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 16.3% of our full-time and approximately 15.7% of our seasonal employees are subject to labor agreements with local chapters of national unions.  These labor agreements expire in January 2012 (Six Flags Over Texas, Six Flags St. Louis and one union at Six Flags Great Adventure), December 2011 (Six Flags Magic Mountain and the other union at Six Flags Great Adventure) and December 2010 (Six Flags Over Georgia).  The labor agreements for La Ronde expire in various years ranging from December 2010 through December 2012.  Other than a strike at La Ronde involving five employees which was settled in January 2004, and recognitional picketing at Six Flags New England in February 2005 by 11 employees, we have not experienced any strikes or work stoppages by our employees.  We consider our employee relations to be good.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at www.sixflags.com.  References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Annual Report on Form 10-K.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the United States Securities and Exchange Commission (the “SEC”).  Copies are also available, without charge, by sending a written request to Six Flags, Inc., 1540 Broadway, New York, NY 10036, Attn:  Secretary.

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

Executive Officers

Name	Age as of March 1, 2010	Position
Mark Shapiro	(40)

President, Chief Executive Officer and a director since December 2005; from September 2002 through October 2005, he served as the Executive Vice President, Programming and Production of ESPN, Inc. (“ESPN”); he served as Senior Vice President and General Manager, Programming at ESPN from July 2001 to September 2002; prior to July 2001, he was Vice President and General Manager of ESPN Classic and ESPN Original Entertainment.  Mr. Shapiro is also a board member and compensation committee member for Live Nation, Inc. (NYSE: LYV) and the Tribune Company, and is a member of the Board of Trustees and Audit Committee of Equity Residential (NYSE: EQR).

Jeffrey R. Speed	(47)

Executive Vice President, Chief Financial Officer since April 2006; prior to that, he served as Senior Vice President and Chief Financial Officer of Euro Disney S.A.S. since 2003; from 1999 to 2003, he served as Vice President Corporate Finance and Assistant Treasurer for The Walt Disney Company.  Mr. Speed serves as Chief Financial Officer of DCP and is also a board member and audit committee member of World Wrestling Entertainment, Inc.  (NYSE: WWE).

Name	Age as of March 1, 2010	Position

Michael Antinoro	(45)

Executive Vice President, Entertainment and Marketing since December 2005; prior to that, he served as Executive Producer of ESPN Original Entertainment from January 2003 to November 2005; prior to that position he served as Senior Coordinating Producer of ESPN Original Entertainment from February 2001 to December 2002; prior to that, he was Senior Vice President of HoopsTV.com.

Kyle Bradshaw	(46)

Senior Vice President, Finance and Chief Accounting Officer since September 2006; prior to that, he had served as Vice President and Chief Accounting Officer of Euro Disney S.A.S. since 2003; prior to that, he served as Vice President Corporate Controllership for The Walt Disney Company since 2000.

James M. Coughlin	(58)	General Counsel since May 1998; partner, Baer Marks & Upham LLP, from 1991 to 1998.

Walter S. Hawrylak	(62)

Senior Vice President of Administration since June 2002; Secretary since June 2001; Vice President of Administration since June 2000; prior to that he served as our Director of Administration since September 1999; served as Executive Vice President and Chief Financial Officer of Entercitement from May 1997 to September 1999.

Mark Quenzel	(53)

Executive Vice President, Park Strategy and Management since December 2005; prior to that, he served as Senior Vice President, Programming and Production at ESPN from 1999 to 2005; prior to that he served in various capacities at ESPN since 1991.

Andrew M. Schleimer	(32)

Executive Vice President, Strategic Development & In-Park Services since February 2008; Executive Vice President, In-Park Services since January 2006; prior to that, he served in various capacities at UBS Securities LLC from June 2000 through January 2006, most recently as a Director in the mergers and acquisitions group.

Each of the above executive officers has been elected to serve in the position indicated until the next annual meeting of directors which will follow the annual meeting of Holdings’ stockholders.  We have entered into employment agreements with each of the above executive officers.  Pursuant to the Plan, following the Effective Date, the officers listed above will serve as the initial officers of Reorganized SFI.

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

RISKS RELATED TO THE CHAPTER 11 FILING

FOR THE DURATION OF THE PROCEEDINGS RELATED TO THE CHAPTER 11 FILING, OUR OPERATIONS, INCLUDING OUR ABILITY TO EXECUTE OUR BUSINESS PLAN, WILL BE SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH BANKRUPTCY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

Risks and uncertainties associated with the Chapter 11 Filing include the following:

•      our ability to prosecute, confirm and consummate a Chapter 11 plan of reorganization;

•      the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Filing that may be inconsistent with our plans;

•      our ability to obtain court approval with respect to certain motions in proceedings related to the Chapter 11 Filing;

•      our ability to obtain and maintain financing necessary to carry out our operations, including debtor-in-possession financing if required;

•      our ability to maintain contracts and leases that are critical to our operations; and

•      our ability to utilize NOL carryforwards.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Filing could (i) adversely affect our revenues, (ii) cause suppliers to attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from shipping goods to us, (iii) distract employees from performance of their duties or more easily attract them to other career opportunities, (iv) reduce sponsorship and international licensing revenues, or (v) cause our guests to consider spending their discretionary dollars on other entertainment alternatives during the current economic conditions, which in turn could have a material adverse effect on our business, financial condition, results of operations and liquidity, particularly if the proceedings related to the Chapter 11 Filing are protracted.  In addition, for the duration of the proceedings related to the Chapter 11 Filing, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain business opportunities.

Furthermore, as a result of the Chapter 11 Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of the Bankruptcy Code, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements, subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business.  Further, a Chapter 11 plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan of reorganization and the discharge of such liabilities.  Because of the risks and uncertainties associated with the Chapter 11 Filing, the ultimate impact of events that occur during these proceedings on our business, financial condition, results of operations and liquidity cannot be predicted or quantified accurately. Additionally, the confirmation and consummation of a Chapter 11 plan of reorganization will result in cancellation of Holdings’ common stock and the PIERS or may result in the failure of Holdings to continue as a public reporting company, which could cause any investment in Holdings to become worthless.

In light of the foregoing, trading in our securities during the proceedings related to the Chapter 11 Filing is highly speculative and poses substantial risks. Holders of Holdings’ equity securities will have their common stock and the PIERS cancelled and in return receive no payment or other consideration, and holders of our debt securities may receive a payment or other consideration that is less than the purchase price of such securities.

OPERATING UNDER BANKRUPTCY COURT PROTECTION FOR A LONG PERIOD OF TIME MAY HARM OUR BUSINESS.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.  So long as the proceedings related to the Chapter 11 Filing continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Filing continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the proceedings related to the Chapter 11 Filing continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Filing.  A prolonged continuation of the proceedings related to the Chapter 11 Filing would also likely require us to seek debtor-in-possession financing.  While we do not currently expect to require debtor-in-possession financing, if our emergence from the Chapter 11 Filing is delayed, we may require debtor-in-possession financing to fund operations and “put” obligations related to the Partnership Parks.  If we require debtor-in-possession financing and we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in Holdings could become further devalued or become worthless.

WE MAY NOT BE ABLE TO OBTAIN CONFIRMATION OF A CHAPTER 11 PLAN OF REORGANIZATION.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date.  The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan, which, subject to adjournment, is currently schedule to begin on March 8, 2010.

We may not receive the requisite acceptances of constituencies in the proceedings related to the Chapter 11 Filing to confirm our Plan.  Even if the requisite acceptances of our Plan are received, the Bankruptcy Court may not confirm such a plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

At present, both the Creditors’ Committee and the Informal SFI Committee have indicated that they do not support the Plan.  Although vote tabulation has yet to be concluded, Six Flags believes that the class of creditors substantially consisting of claims held by the Informal SFI Committee will vote to reject the Plan.  However, we do not believe that the support of the Creditors’ Committee or the Informal SFI Committee is required to confirm the Plan.

If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

WE MAY BE SUBJECT TO CLAIMS THAT WILL NOT BE DISCHARGED IN THE BANKRUPTCY CASES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND PROFITABILITY.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to June 13, 2009 and before confirmation of a plan of reorganization (i) would be subject to compromise or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

OUR CHAPTER 11 PLAN WILL RESULT IN HOLDERS OF HOLDINGS’ COMMON STOCK AND THE PIERS RECEIVING NO DISTRIBUTION ON ACCOUNT OF THEIR INTERESTS AND CANCELLATION OF THEIR COMMON STOCK AND PIERS.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan of reorganization.  The ultimate recovery to creditors and stockholders, if any, will not be determined until confirmation of such a plan.  No assurance can be given as to what values, if any, will be ascribed in the proceedings related to the Chapter 11 Filing to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Our Plan will result in holders of Holdings’ common stock and the PIERS receiving no distribution on account of their interests and the cancellation of their existing stock.  If certain requirements of the Bankruptcy Code are met, our Plan can be confirmed notwithstanding its rejection by the class comprising the interests of equity security holders.  The Plan contemplates, among other things, the exchange of New Common Stock for certain claims against us and the cancellation of Holdings’ existing common stock and the PIERS.  Therefore, an investment in Holdings’ common stock or the PIERS is highly speculative and will become worthless (or be cancelled) in the future without any required approval or consent of Holdings’ stockholders.

EVEN IF A CHAPTER 11 PLAN OF REORGANIZATION IS CONSUMMATED, WE WILL CONTINUE TO FACE RISKS.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, changes in consumer demand for, and acceptance of, our services and increasing expenses.  Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed.  As a result of these risks and others, there is no guaranty that a Chapter 11 plan of reorganization reflecting the Plan will achieve our stated goals.

In addition, at the outset of the Chapter 11 Filing, the Bankruptcy Code gave the Debtors the exclusive right to propose the Plan and prohibited creditors, equity security holders and others from proposing a plan.  We have obtained extensions of this exclusivity period from the Bankruptcy Court and retain the exclusive right to propose the Plan.  If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse affect on our ability to achieve confirmation of the Plan in order to achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the proceedings related to the Chapter 11 Filing.  Irrespective of the Exit Facility, the New TW Loan and the Offering, adequate funds may not be available when needed or may not be available on favorable terms.

OUR EXIT FACILITY, THE NEW TW LOAN AND THE EXISTING TW FACILITY AGREEMENTS WILL INCLUDE FINANCIAL AND OTHER COVENANTS THAT WILL IMPOSE RESTRICTIONS ON OUR FINANCIAL AND BUSINESS OPERATIONS.

As part of the Plan, we expect to enter into the Exit Facility with various lenders from whom we have received commitments.  The Exit Facility will contain financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio.  In addition, our Exit Facility will restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates.  These covenants may have a material impact on our operations.  In addition, if we fail to comply with the covenants in the Exit Facility and are unable to obtain a waiver or amendment, an event of default would result under the Exit Facility.

We also expect to enter into the New TW Loan with the New TW Lender.  The New TW Loan Agreement and New TW Guarantee Agreement will contain covenants and events of default on substantially similar terms as those contained in the Exit Facility.  In addition, the Existing TW Facility Agreements also contain covenants and events of default that will impose restrictions on our operations.

The Exit Facility, the New TW Loan Agreement and the Existing TW Facility Agreements will also contain other events of default customary for financings of this type, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness (with respect to the New TW Loan) and certain change of control events. If an event of default were to occur, the lenders under the applicable facility could declare outstanding borrowings under these agreements immediately due and payable.  We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under the Exit Facility, the New TW Loan and/or the Existing TW Loan if such facilities were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under these facilities could also result in an event of default under other indebtedness.

HISTORICAL FINANCIAL INFORMATION MAY NOT BE COMPARABLE.

If a Chapter 11 plan of reorganization reflecting the Plan is consummated, our financial condition and results of operations from and after the Effective Date may not be comparable to the financial condition or results of operations reflected in our historical financial statements, which among other effects, could limit investment in Holdings’ common stock.

OUR RESTRUCTURING WILL HAVE OTHER ACCOUNTING IMPLICATIONS.

As a result of our restructuring under Chapter 11 of the Bankruptcy Code, our financial statements will be subject to the accounting prescribed by FASB ASC Topic 852, “Reorganizations.”  Given that Holdings’ existing stockholders will end up with less than 50% of Holdings’ voting shares after we emerge from Chapter 11, we will apply “Fresh-Start Reporting,” in which our assets and liabilities will be recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, “Business Combinations” (“FASB ASC 805”) with the difference between our estimated fair value and our identifiable assets and liabilities being recognized as goodwill.  Any increase in the valuation of our long lived assets as a result of the application of those accounting principles could result in additional impairments in future periods.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS AND COMMON STOCK

WE HAVE A HISTORY OF NET LOSSES, AN ACCUMULATED STOCKHOLDERS’ DEFICIT AND PENDING OBLIGATIONS FOR WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT LIQUIDITY.  ACCORDINGLY, WE HAVE STATED IN OUR FINANCIAL STATEMENTS INCLUDED HEREIN THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS A SUCCESSFUL RESTRUCTURING OCCURS.

We have had a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense.  We also have an accumulated stockholders’ deficit of $584.2 million at December 31, 2009.  In addition, the PIERS required mandatory redemption by August 15, 2009 at 100% of the liquidation preference in cash, which amounted to approximately $275.4 million (after giving effect to $12.1 million of PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31.2 million.  We were not able to satisfy this obligation.  Under the Fourth Amended Joint Plan of Reorganization, the PIERS are considered an unsecured equity interest subject to compromise and the holders of such instruments are expected to receive no recovery.  In accordance with the guidance provided in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” and FASB ASC 852, as of December 31, 2009 we classified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million in liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.

Our auditors, KPMG LLP, have also included an explanatory paragraph in their opinion on our consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.  See page F-4.

OUR MONETARY OBLIGATIONS REQUIRE THAT A SIGNIFICANT PART OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND THESE OTHER OBLIGATIONS.

We must satisfy the following obligations with respect to the Partnership Parks:

•    We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $62.3 million in 2010 with similar amounts (adjusted for changes in cost of living) payable in future years.

•    We must spend a minimum of approximately 6% of each park’s annual revenues over specified periods for capital expenditures.

•             Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which number accumulates to the extent units are not tendered.  The maximum number of units that we could be required to purchase in 2010 would result in an aggregate payment by us of approximately $307.8 million.  The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  In 2009, we received “put” notices from holders of partnership units with an aggregate “put” price of approximately $65.5 million, of which the general partner of the Georgia limited partnership elected to purchase 50% of the Georgia units that were “put” for a total purchase price of approximately $7.0 million.  TW-SF LLC, a subsidiary of TW, provided us with a $52.5 million loan to enable us to fund our 2009 “put” obligations, of which $30.4 million was outstanding at December 31, 2009.  Until such loan is repaid, the lender is entitled to our share of the annual minimum distribution of the Partnership Parks.  In future years, we may need to incur indebtedness under the New TW Loan to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds.  The two partnerships generated approximately $24.3 million of cash in 2009 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to Holdings. At December 31, 2008 and December 31, 2009, we had total loans outstanding of $198.5 million and $233.0 million, respectively, to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital and capital improvements.  The obligations relating to Six Flags Over Georgia continue until 2027 and those relating to Six Flags Over Texas continue until 2028.

Although we are contractually committed to make approximately CAD$4.5 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2010 and beyond will be made on a discretionary basis, although such expenditures are important to the parks’ ability to sustain and grow revenues.  We spent $98.7 million on capital expenditures for all of our continuing operations in the 2009 calendar year (net of property insurance recoveries) and we plan on spending approximately $91.0 million on capital expenditures in 2010 (net of property insurance recoveries).

Upon emergence from Chapter 11, our high level of debt under our Exit Facility, the New TW Loan, the Existing TW Loan and our other obligations could have important negative consequences to us and investors in our securities. These include the following:

•             We may not be able to satisfy all of our obligations, including, but not limited to, our obligations under the instruments governing our outstanding debt, which may cause a cross-default or cross-acceleration on other debt we may have incurred.

•             We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancing or other purposes.

•             We could have difficulties obtaining additional financing to fund our annual Partnership Park obligations if the amount of the New TW Loan is not sufficient.

•             We will have to use a significant part of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

•             Adverse economic or industry conditions may have more of a negative impact on us.

We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect.  Because a large portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by attendance levels, in-park spending and sponsorship and licensing activity. A lower amount of cash generated from our parks or higher expenses than expected, when coupled with our debt obligations, could adversely affect our ability to fund our operations.

RESTRICTIVE COVENANTS—OUR FINANCIAL AND OPERATING ACTIVITIES WILL BE LIMITED BY RESTRICTIONS CONTAINED IN THE TERMS OF OUR EXIT FACILITY, THE NEW TW LOAN AND THE EXISTING TW LOAN.

The terms of the Exit Facility Loan Agreement, the New TW Loan Documents and the Existing TW Facility Agreements will impose significant operating and financial restrictions on us. These restrictions may significantly limit or prohibit us from engaging in certain types of transactions, including the following:

•             incurring additional indebtedness;

•             creating liens on our assets;

•             paying dividends;

•             selling assets;

•             engaging in mergers or acquisitions; and

•             making investments.

Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the Exit Facility and the New TW Loan. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

If we breach any of the covenants contained in the Exit Facility Loan Agreement, the New TW Loan Agreement or the Existing TW Facility Agreements, the principal of and accrued interest on the debt outstanding thereunder could become immediately due and payable. In addition, that default could constitute a cross-default under the instruments governing other indebtedness we may incur. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and the debt become immediately due and payable. If that happens, we may not be able to satisfy our debt obligations, which would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

CHANGES IN OUR CREDIT RATINGS MAY ADVERSELY AFFECT THE PRICE OF HOLDINGS’ COMMON STOCK AND NEGATIVELY IMPACT OUR ABILITY TO REFINANCE OUR REMAINING DEBT.

Credit rating agencies continually review their ratings for the companies they follow, including us.  In January 2010, Moody’s Investors Service initiated coverage of Six Flags and assigned a (i) corporate credit rating of “(P)B1” and (ii) the debt rating of the Exit Credit Facility of “(P)B1”.  Moody’s has placed our ratings on “stable outlook.”  Standard and Poor’s Rating Service is expected to rate us upon our emergence from Chapter 11.  A further negative change in our ratings or the perception that such a change could occur may further adversely affect the market price of our securities, including Holdings’ common stock and public debt.

HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF MOST OF HOLDINGS’ SUBSIDIARIES IS LIMITED.

Holdings is a holding company whose primary assets consist of shares of stock or other equity interests in its subsidiaries, and Holdings conducts substantially all of its current operations through its subsidiaries.  Almost all of its income is derived from its subsidiaries.  Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations.  We had $164.8 million of cash and cash equivalents on a consolidated basis at December 31, 2009, of which $0.1 million was held at Holdings.

Other than Holdings’ interests in the Partnership Parks, all of Holdings’ current operations are conducted by subsidiaries of SFO, Holdings’ principal direct wholly-owned subsidiary.  Holdings may, in the future, transfer other assets to SFO or other entities owned by Holdings.  The Exit Facility the New TW Loan and the Existing TW Loan will limit the ability of SFO to pay dividends or make other distributions to Holdings.

CANCELLATION OF EQUITY—THE PRICE OF HOLDINGS’ COMMON STOCK WILL DECLINE DUE TO THE CANCELLATION OF THE COMMON STOCK AND ISSUANCE OF SHARES OF NEW COMMON STOCK IN ANY RESTRUCTURING OR AS A RESULT OF THE CHAPTER 11 FILING.

As of March 1, 2010, there were approximately 98.3 million shares of Holdings’ common stock outstanding, all of which are transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by our affiliates.

The price of Holdings’ common stock will be adversely affected by the Chapter 11 Filing and the confirmation of the Plan, which will result in the cancellation of Holdings’ common stock and the PIERS.

ANTI-TAKEOVER PROVISIONS—PROVISIONS IN HOLDINGS’ CORPORATE DOCUMENTS AND THE LAW OF THE STATE OF DELAWARE AS WELL AS CHANGE OF CONTROL PROVISIONS IN CERTAIN OF OUR DEBT AND OTHER AGREEMENTS COULD DELAY OR PREVENT A CHANGE OF CONTROL, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO STOCKHOLDERS, OR COULD HAVE A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS.

Certain provisions in Holdings’ Restated Certificate of Incorporation, the Exit Facility, the New TW Loan and the Existing TW Facility Agreements may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

Holdings’ Restated Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock, and, under the Plan, upon emergence from Chapter 11, Holdings’ amended and restated Certificate of Incorporation will provide for the issuance of up to a specified amount of preferred stock, with such designations, rights and preferences as may be determined from time to time by Holdings’ board of directors.  The authorization of preferred shares empowers Holdings’ board of directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings’ common stock.  If issued, the preferred stock could also dilute the holders of Holdings’ common stock and could be used to discourage, delay or prevent a change of control of us.

If, following emergence from Chapter 11, Holdings’ common stock is listed on a national securities exchange or held of record by more than 2,000 holders, Holdings would be subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances.  These provisions may have the effect of delaying or preventing a change of control.  All of these factors could materially adversely affect the price of Holdings’ common stock.

On December 2, 2008, Holdings’ board of directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Holdings’ common stock.  The distribution was paid on December 17, 2008 to stockholders of record as of the close of business on December 17, 2008.  Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of preferred stock at a price of $1.25 per 1/1000 of a share subject to adjustment (the “Exercise Price”).  If any person or group becomes the beneficial owner of 15% or more of Holdings’ common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of Holdings’ common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price.  The description and terms of the Rights are set forth in a rights agreement between us and The Bank of New York Mellon, as rights agent.  Under the Plan, upon emergence from Chapter 11, Holdings’ amended and restated Certificate of Incorporation will terminate the stockholder rights plan.

The Exit Facility Loan Agreement, the New TW Loan Agreement and the Existing TW Facility Agreements will contain provisions pursuant to which it would be an event of default under the Exit Facility Loan Agreement, the New TW Loan Agreement and the Existing TW Facility Agreements if any “person” becomes the beneficial owner of more than 35% of Holdings’ common stock.  This could deter certain parties from seeking to acquire us and if any “person” were to become the beneficial owner of more than 35% of Holdings’ common stock, we would not be able to repay such indebtedness.

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

WE MAY BE REQUIRED TO RECOGNIZE CANCELLATION OF INDEBTEDNESS INCOME AND OUR ABILITY TO UTILIZE OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED IF WE SUCCESSFULLY CONSUMMATE A PROPOSED PLAN OF REORGANIZATION.

For U.S. federal income tax purposes, Holdings is the common parent of an affiliated group of corporations (the “Six Flags Group”) of which join in the filing of a consolidated federal income tax return.  We estimate that as of December 31, 2009, the Six Flags Group has consolidated NOLs of approximately $2.0 billion.

Pursuant to the Plan, our aggregate outstanding indebtedness will be substantially reduced.  In general, the discharge of a debt obligation for cash and property (including New Common Stock) having a value less than the amount owed gives rise to the cancellation of debt (“COD”) income.  However, exception is made for COD income arising in a bankruptcy proceeding.  Under this exception, the taxpayer does not include the COD income in its taxable income, but must instead reduce the following tax attributes, in the following order, by the amount of COD income: (i) NOLs (beginning with NOLs for the year of the COD income, then the oldest and then next-to-oldest NOLs, and so on), (ii) general business tax credits (in the order generally taken into account in computing tax liability), (iii) alternative minimum tax credits, (iv) net capital losses (beginning with capital losses for the year of the COD income, then the oldest and then next to oldest capital losses, and so on), (v) passive activity losses, and (vi) foreign tax credits (in the order generally taken into account in computing tax liability).  Alternatively a debtor may elect to first reduce the basis of its depreciable and amortizable property.  The debtor’s tax attributes are not reduced until after determination of the debtor’s tax liability for the year of the COD income.  Any COD income in excess of available tax attributes is forgiven, but may result in excess loss account recapture income.  We will not expect to have COD income that exceeds our available tax attributes.

The issuance of New Common Stock to creditors pursuant to the Plan will cause an “ownership change” under section 382 of the Internal Revenue Code.  If a corporation undergoes an “ownership change,” the amount of its pre-change losses and certain other tax attributes that may be utilized to offset future taxable income will be subject to an annual “Section 382 limitation” (unless the Bankruptcy Exception, discussed below, applies).  Any NOLs that are not utilized in a given year because of the Section 382 limitation remain available for use in future years until their normal expiration date, but are subject to the Section 382 limitation.  Subject to certain adjustments, the Section 382 limitation generally is equal to the value of the corporation’s equity immediately before the ownership change multiplied by the applicable “long-term tax-exempt bond rate,” which is published monthly by the Internal Revenue Service.  However, under one of two special rules for companies in bankruptcy proceedings, the value of the corporation’s equity for purposes of computing the Section 382 limitation is increased to reflect cancellation of debt in the bankruptcy reorganization.  Under this rule, the value of the equity will be the lesser of the value of the New Common Stock immediately after the ownership change or the value of our assets immediately before the ownership change.

The Section 382 limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following an ownership change (up to the total amount of built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which tax depreciation and amortization expenses during the five-year period is less than it would have been if our assets had a tax basis on the date of the ownership change equal to their fair market value at such time.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, it is expected that any NOL limitation for the five years following the ownership change will be substantially increased by built-in income.  To the extent the Section 382 limitation exceeds taxable income in a given year, the excess is carried forward and will increase the Section 382 limitation in succeeding taxable years.

An alternate bankruptcy exception applies if qualified creditors acquire 50% of the New Common Stock in exchange for their Claims (the “Bankruptcy Exception”).  If the Bankruptcy Exception applied, our use of pre-change losses would not be subject to the Section 382 limitation.  Instead, our NOLs would be reduced by the amount of interest deducted, during the taxable year that includes the Effective Date and the three preceding taxable years, on claims exchanged for New Common Stock.  In addition, if the Bankruptcy Exception applied and a second ownership change occurred during the two years following the Effective Date, our NOLs at the time of the second ownership change would be effectively eliminated.  This Bankruptcy Exception will not provide a favorable result and we therefore expect to make an election for the Bankruptcy Exception not to apply.

Alternative minimum tax (“AMT”) is owed on a corporation’s AMT income, at a 20% tax rate, to the extent the AMT exceeds the corporation’s regular U.S. federal income tax.  In computing taxable income for AMT purposes, certain deductions and beneficial allowances are modified or eliminated.  One modification is a limitation on the use of NOLs for AMT purposes.  Specifically, no more than 90% of AMT income can be offset with NOLs (as recomputed for AMT purposes).  Therefore, AMT will be owed in years we have positive AMT income, even if all of our regular taxable income for the year is offset with NOLs.  As a result, our AMT income (before AMT NOLs) in those years will be taxed at a 2% effective U.S. federal income tax rate (i.e., 10% of AMT income that cannot be offset with NOLs multiplied by 20% AMT rate).  The amount of AMT we pay will be allowed as a nonrefundable credit against regular federal income tax in future taxable year to the extent regular tax exceeds AMT in such years.

HOLDINGS HAS NOT PAID CASH DIVIDENDS ON ITS COMMON STOCK AND DOES NOT CURRENTLY ANTICIPATE DOING SO IN THE FORESEEABLE FUTURE.

Holdings has not paid cash dividends to date on its common stock and does not currently anticipate paying any cash dividends on its common stock in the foreseeable future.  The terms of the Exit Facility, the New TW Loan and the Existing TW Loan will restrict Holdings’ ability to pay cash dividends on Holdings’ common stock and repurchase shares of Holdings’ common stock.

HOLDINGS’ STOCK IS NO LONGER LISTED ON A NATIONAL SECURITIES EXCHANGE. IT WILL LIKELY BE MORE DIFFICULT FOR STOCKHOLDERS AND INVESTORS TO SELL THEIR COMMON STOCK OR TO OBTAIN ACCURATE QUOTATIONS OF THE SHARE PRICE OF HOLDINGS’ COMMON STOCK.

Effective April 17, 2009, the NYSE suspended trading in Holdings’ common stock and the PIERS. Holdings’ common stock and the PIERS are now traded on the over-the-counter market under the symbols “SIXFQ” and “SIXFPFQ,” respectively. The trading of Holdings’ common stock and the PIERS on the over-the-counter market may negatively impact the trading price of Holdings’ common stock and the PIERS and the levels of liquidity available to Holdings’ stockholders.  In addition, we can provide no assurance that following our emergence from Chapter 11, we will be able to list Holdings’ common stock on a national securities exchange.

RISKS RELATED TO OUR BUSINESS

GENERAL ECONOMIC CONDITIONS AND THE GLOBAL RECESSION MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

General economic conditions and the global recession may have an adverse impact on our business and our financial condition.  The current negative economic conditions affect our guests’ levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, a continued economic slowdown or further deterioration in the economy, could adversely affect the frequency with which our guests choose to visit our theme parks and the amount that our guests spend on our products when they visit. This could lead to a decrease in our revenues, operating income and cash flows.

Additionally, general economic conditions and the global recession could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, payment of claims by our insurance carriers and/or the funding of our lines of credit.

VARIOUS FACTORS—LOCAL CONDITIONS, EVENTS, NATURAL DISASTERS, DISTURBANCES, CONTAGIOUS DISEASES, AND TERRORIST ACTIVITIES—CAN ADVERSELY IMPACT PARK ATTENDANCE.

Lower attendance at our parks may be caused by various local conditions, events, weather, contagious diseases, or natural disasters.  In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks which negatively affect our image. This may result in a decrease in attendance at the affected parks.  We work with local police authorities on security-related precautions to prevent these types of occurrences.  We can make no assurance, however, that these precautions will be able to prevent any disturbances.  We believe that our ownership of many parks in different geographic locations reduces the effects of these types of occurrences on our consolidated results.

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

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry.  We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year.  For incidents arising on or after December 31, 2008, our self-insured retention is $2,000,000, followed by a $500,000 deductible per occurrence applicable to all claims in the policy year for our domestic parks and our parks in Canada and a nominal amount per occurrence for our park in Mexico.  Our deductible after November 15, 2003 is $750,000 for workers’ compensation claims ($500,000 deductible for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not claims, we accrue a liability for our self-insured retention contingencies.  We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry.  The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Our current insurance policies expire on December 31, 2010.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

SEASONALITY—OUR OPERATIONS ARE SEASONAL.

Our operations are seasonal.  Approximately 84% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year.  As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated.  Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow.  In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months.  For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

As a result of our Chapter 11 Filing, we no longer have access to borrowings under our revolving facilities to fund off-season expenses.  Our ability to borrow under the Exit Revolving Loan will be dependent upon compliance with certain conditions, including a senior secured leverage ratio and the absence of any material adverse change in our business or financial condition.  In October 2008 and the third quarter of 2009, we borrowed $244.2 million and $27.6 million, respectively, under the revolving facility portion of the Credit Agreement to ensure the availability of liquidity to fund our off-season expenditures given difficulties in the global credit markets, and at December 31, 2009, we had $164.8 million in unrestricted cash.  If we emerge from Chapter 11 as a going concern and if we were to become unable to borrow under the Exit Revolving Loan, we would likely be unable to pay in full our off-season obligations and may be unable to meet our repurchase obligations (if any) with respect to repurchases of partnership units in the Partnership Parks.

COMPETITION—THE THEME PARK INDUSTRY COMPETES WITH NUMEROUS ENTERTAINMENT ALTERNATIVES.

Our parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions and vacation travel.  Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits.  The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment.

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

With more than 2,000 full-time employees, our results of operations are also substantially affected by costs of retirement and medical benefits.  In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities.  At least some of these macro-economic factors may continue to put pressure on the cost of providing pension and medical benefits.  Although we have actively sought to control increases in these costs (including our decision in February 2006 to “freeze” our pension plan, effective March 31, 2006, eliminate required 401(k) employer matching beginning in 2010, and certain revisions to our employee health and welfare benefits), there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure, including as a result of any new legislation, could reduce the profitability of our businesses.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

ITEM 2.                             PROPERTIES

Set forth below is a brief description of our material real estate at March 1, 2010. See also “Business—Description of Parks.”

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

Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to concession agreement) (1)

Six Flags New England, Agawam, Massachusetts—284 acres (substantially all fee ownership)

Six Flags Over Georgia, Atlanta, Georgia—290 acres (leasehold interest) (2)

Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest) (2)

Six Flags St. Louis, Eureka, Missouri—497 acres (fee ownership)

Six Flags White Water Atlanta, Marietta, Georgia—69 acres (fee ownership) (3)

La Ronde, Montreal, Canada—146 acres (leasehold interest) (4)

The Great Escape, Lake George, New York—351 acres (fee ownership)

(1)     The concession agreement is with the Federal District of Mexico City. The agreement expires in 2017.

(2)             Lessor is the limited partner of the partnership that owns the park. The Six Flags Over Georgia and Six Flags Over Texas leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(3)             Owned by the Georgia Partnership.

(4)             The site is leased from the City of Montreal. The lease expires in 2065.

We have granted to our lenders under the Credit Agreement, and will grant to the lenders under the Exit Facility, a mortgage on substantially all of our United States properties.

In addition to the foregoing, we own approximately 20 acres of land in Louisville, Kentucky on which our Six Flags Kentucky Kingdom park formerly operated.  We also lease office space and a limited number of rides and attractions at our parks.  See Note 14 to Notes to Consolidated Financial Statements.

We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements.

ITEM 3.                             LEGAL PROCEEDINGS

The nature of the industry in which we operate tends to expose us to claims by visitors, generally for injuries.  Accordingly, we are party to various legal actions arising in the normal course of business, including the proceedings discussed below.  Historically, the great majority of these claims have been minor.  To the extent any such claims were asserted against a Debtor, they are now stayed with respect to such Debtor as a result of the Chapter 11 Filing.

In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and formerly owned parks in California between November 2001 and December 18, 2007.  While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense.  In April 2009, we paid approximately $255,000 (which was recorded in other expense as of December 31, 2008) into the settlement fund based on our meeting certain performance criteria in 2008.  We do not expect to pay any further amounts under this obligation based on our 2009 operating results.  This action has been stayed as a result of the Chapter 11 Filing.

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, Six Flags terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against Six Flags for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company’s favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008.  On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.  This action has been stayed as a result of the Chapter 11 Filing.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Patent Complaint”) in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators.  The Patent Complaint alleges that the Company is liable for direct or indirect infringement of United States Patent No. 5,277,125 because of its ownership and/or operation of various theme parks and amusement rides.  The Patent Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Patent Complaint seeks damages and injunctive relief.  On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation.  Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs.  The Company has contacted the manufacturers of the amusement rides that it believes may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case.  The Company tendered the defense of this matter to certain of the ride manufacturers.  This action has been stayed with respect to the Debtors as a result of the Chapter 11 Filing.

On October 31, 2008, a civil action against Holdings and one of its subsidiaries was commenced in the District Court of Bexar County, Texas.  The plaintiff is seeking damages for personal injuries as a result of an accident while attempting to board a ride at Six Flags Fiesta Texas.  The ride manufacturer is a co-defendant in the litigation.  This action has been stayed as a result of the Chapter 11 Filing.

On January 6, 2009, a civil action against certain subsidiaries of Holdings was commenced in the State Court of Cobb County, Georgia.  The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to Six Flags Over Georgia on July 3, 2007.  Certain of the individuals were employees of the park and were off-duty at the time the altercation occurred.  The plaintiff, who had exited the park, claims that the Company was negligent in its security of the premises.  Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation.

We are party to various other legal actions arising in the normal course of business.  We do not expect to incur any material liability by reason of such actions.

ITEM 4.     [RESERVED]

PART II

ITEM 5.                         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 6, 2008, we were notified by the NYSE that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average closing price of its common stock was less than $1.00, and on October 27, 2008, we were notified by the NYSE that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average market capitalization of its common stock had been less than $75 million and, at the same time, its stockholders’ equity had been less than $75 million.  Holdings’ common stock and the PIERS traded on the NYSE under the symbol “SIX” and “SIX-PB,” respectively, through April 17, 2009, when they were delisted from the NYSE due to Holdings’ failure to meet the NYSE’s continued quantitative listing criteria.  Holdings’ common stock and the PIERS currently trade on the over-the-counter market under the symbols “SIXFQ” and “SIXFPFQ,” respectively.  The following table shows, for the periods indicated, the high and low sales prices for Holdings’ common stock:

	Sales Price
	High	Low
2010
First Quarter (through March 2, 2010)	$0.12	$0.08
2009
Fourth Quarter	$0.18	$0.06
Third Quarter	$0.19	$0.11
Second Quarter	$0.59	$0.11
First Quarter	$0.36	$0.14
2008
Fourth Quarter	$0.80	$0.16
Third Quarter	$1.38	$0.25
Second Quarter	$2.50	$1.13
First Quarter	$2.39	$1.46

As of March 1, 2010, there were 1,237 holders of record of Holdings’ common stock, which does not reflect holders who beneficially own common stock held in nominee or street name.  We paid no cash dividends on Holdings’ common stock during the three years ended December 31, 2009.  We do not anticipate paying any cash dividends on Holdings’ common stock during the foreseeable future.  See Note 1 to Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information regarding our equity compensation plans at December 31, 2009:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,490,000	$6.23	3,875,000
Equity compensation plans not approved by security holders	—	—	—
Total	6,490,000	$6.23	3,875,000

See Note 2(r) to Notes to Consolidated Financial Statements.

(1)             Plans permit, in addition to grant of stock options and stock appreciation rights, the issuance of shares of common stock.  We expect that as of the Effective Date we will implement a new management incentive plan for management, selected employees and directors of Reorganized SFI, providing incentive compensation in the form of stock options and/or restricted stock in Reorganized SFI equal to 10% of the New Common Stock, determined on a fully diluted basis.  The existing plans and outstanding stock options will be cancelled pursuant to the Plan.  See Note 2(r) to the Consolidated Financial Statements.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison of the five-year cumulative total stockholder return on Holdings’ common stock (assuming all dividends were reinvested), The Standard & Poor’s (“S&P”) 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Six Flags, Inc., The S&P 500 Index,

The S&P Midcap 400 Index And The S&P Movies & Entertainment Index

*$100 Invested on 12/31/04 in stock on index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data below as of and for each of the years in the five-year period ended December 31, 2009 are derived from our audited financial statements.  Our audited financial statements for the three-year period ended December 31, 2009 are included elsewhere in this report.

Our audited financial statements for the three-year period ended December 31, 2009 included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the results of twelve parks, including the Sale Parks and Six Flags New Orleans, as discontinued operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Theme park admissions	$489,482	$534,777	$524,195	$522,653	$524,352
Theme park food, merchandise and other	380,998	427,492	408,034	393,811	398,328
Sponsorship, licensing and other fees	42,381	59,029	38,596	25,713	20,433
Total revenue	912,861	1,021,298	970,825	942,177	943,113
Operating expenses (including stock-based compensation of ($0, $214, $1,480, $0, and $0 in 2009, 2008, 2007, 2006, and 2005, respectively, and excluding depreciation and amortization shown separately below)	425,367	419,250	430,174	413,289	380,898
Selling, general and administrative (including stock-based compensation of $2,597, $5,988, $11,045, $15,728, and $2,794 in 2009, 2008, 2007, 2006, and 2005, respectively, and excluding depreciation and amortization shown separately below)	196,874	214,340	243,886	239,360	189,244
Costs of products sold	76,907	86,457	81,472	79,985	82,197
Depreciation and amortization	145,891	139,609	137,906	131,499	124,817
Loss on disposal of assets	12,361	17,692	39,243	27,057	13,741
Interest expense, net	105,435	183,028	204,132	205,761	188,683
Equity in (income) loss of partnerships	(3,122)	806	502	948	—
Net (gain) loss on debt extinguishment	—	(107,743)	8,870	—	19,303
Other expense	17,304	14,627	20,122	11,566	10,879
Income (loss) from continuing operations before reorganization items, income taxes, discontinued operations, and cumulative effect of a change in accounting principle	(64,156)	53,232	(195,482)	(167,288)	(66,649)
Reorganization items	138,864	—	—	—	—
Income (loss) from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	(203,020)	53,232	(195,482)	(167,288)	(66,649)
Income tax expense	2,902	116,630	6,203	4,318	3,705
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(205,922)	(63,398)	(201,685)	(171,606)	(70,354)
Discontinued operations	11,827	(15,691)	(13,939)	(98,604)	(6,054)
Loss before cumulative effect of a change in accounting principle	(194,095)	(79,089)	(215,624)	(270,210)	(76,408)
Cumulative effect of a change in accounting principle	—	—	—	(1,038)	—
Net loss	(194,095)	(79,089)	(215,624)	(271,248)	(76,408)
Less: Net income attributable to noncontrolling interests	(35,072)	(40,728)	(39,684)	(40,223)	(39,794)
Net loss attributable to Six Flags, Inc.	$(229,167)	$(119,817)	$(255,308)	$(311,471)	$(116,202)
Net loss applicable to Six Flags, Inc. common stockholders	$(245,509)	$(141,787)	$(277,278)	$(333,441)	$(138,172)
Net loss per average common share outstanding—basic and diluted:
Loss from continuing operations applicable to Six Flags, Inc. common stockholders	$(2.63)	$(1.30)	$(2.79)	$(2.48)	$(1.41)
Discontinued operations applicable to Six Flags, Inc. common stockholders	0.12	(0.16)	(0.14)	(1.05)	(0.07)
Cumulative effect of a change in accounting principle applicable to Six Flags, Inc. common stockholders	—	—	—	(0.01)	—
Net loss applicable to Six Flags, Inc. common stockholders	$(2.51)	$(1.46)	$(2.93)	$(3.54)	$(1.48)
Weighted average number of common shares outstanding—basic and diluted	97,720	96,950	94,747	94,242	93,110

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (1)	$164,830	$210,332	$28,388	$24,295	$80,510
Total assets	$2,907,652	$3,030,129	$2,944,138	$3,185,791	$3,489,475
Total long-term debt (excluding current maturities) (2)	$1,966,754	$2,044,230	$2,163,712	$2,039,299	$2,034,691
Total debt (2)	$2,406,580	$2,298,200	$2,182,427	$2,153,358	$2,148,292
Redeemable noncontrolling interests (3)	$355,933	$414,394	$415,350	$418,145	$418,951
Mandatorily redeemable preferred stock (represented by the PIERS) (4)	$306,650	$302,382	$285,623	$284,497	$283,371
Stockholders’ equity (deficit) (3)	$(584,174)	$(376,499)	$(178,440)	$70,116	$405,877

(1)             Excludes restricted cash.

(2)             Includes debt classified in liabilities subject to compromise at December 31, 2009.

(3)             Reflects accounting change related to the adoption FASB ASC 480 in all periods presented.  See Note 2(x) to Notes to Consolidated Financial Statements.

(4)             Includes balance sheet impact of FASB ASC 470, classified in liabilities subject to compromise at December 31, 2009, as well as $15.6 million of accrued dividends in arrears for each of 2009 and 2008.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations.  This information should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8.  Our consolidated financial statements and this discussion and analysis reflect the effects of our reclassification of the assets, liabilities and results of parks previously divested including the Sale Parks and our New Orleans park, as discontinued operations.

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  Matters relating to the Louisville park, including lease and contract rejection issues, remain pending in the Bankruptcy Court and we are unable to estimate precisely the rejection damages that may result.  We are required to vacate the leased premises by approximately April 9, 2010, and we are in the process of removing our equipment and other personal property.  As a result, we have recorded appropriate provisions for impairment of our Louisville park operations, which is included in reorganization items in the statement of operations for the year ended December 31, 2009.  See Note 2(c) to Notes to Consolidated Financial Statements.

In late September 2009, a severe storm caused water damage to portions of Six Flags Over Georgia.  Nevertheless, the park opened the following weekend and remained open for the balance of the 2009 season.  The Company expects to submit an insurance claim of up to $16 million.

On June 13, 2009, the Debtors filed the Chapter 11 Filing (Case No. 09-12019) and on December 18, 2009, the Debtors filed with the Bankruptcy Court the Plan, which contemplates the Exit Facility, the New TW Loan and the Offering in connection with their emergence from Chapter 11.  Under the Plan, the holders of Prepetition Credit Agreement Claims against SFTP, SFO and certain of their wholly-owned domestic subsidiaries will be paid in full, in cash. All other secured claims against the Debtors that are allowed pursuant to certain requirements set forth in the Plan, if any, will either be paid in full or reinstated, in the Debtors’ discretion, with the consent of Majority Backstop Purchasers (which consent will not be unreasonably withheld).  Allowed Unsecured Claims against all of the Debtors other than Holdings and SFO will be paid in full or be reinstated (but solely to the extent such claims are allowed pursuant to the Plan).  Partnership Parks Claims will be affirmed and continued (as amended by agreement of the parties) by SFTP following its emergence from Chapter 11, Reorganized SFO and Reorganized SFI, respectively.  The holders of Allowed Unsecured Claims against SFO will convert their claims against SFO into approximately 22.89% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  The holders of Allowed Unsecured Claims against Holdings will convert their claims against Holdings into approximately 7.34% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  Additionally, each Accepting SFO Noteholder will have the limited right to participate in the Offering to purchase its Limited Offering Pro Rata Share of up to $450 million of New Common Stock, subject to dilution by the Long-Term Incentive Plan, to be issued by Reorganized SFI.  All existing equity interests in Holdings will be cancelled under the Plan.  All existing equity interests in SFO will be cancelled, and 100% of the newly issued common stock of SFO will be issued to Holdings on the Effective Date in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The Preconfirmation Subsidiary Equity Interests will remain unaltered by the Plan, and all existing equity interests in Holdings will be cancelled under the Plan.  The Preconfirmation Subsidiary Equity Interests and the Preconfirmation SFO Equity Interests will remain unaltered by the Plan.  See Note 1 to the Consolidated Financial Statements.

Beginning in the second quarter of 2009, the emergence of the H1N1 influenza strain (commonly known as “swine flu”) had a significant adverse impact on attendance at our Mexico City park, resulting in it being closed for thirteen days, and also affected group outings at our Texas parks due to school closures.

On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of TW, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($30.4 million of which was outstanding as of December 31, 2009), which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011, which maturity date is expected to be extended until July 17, 2011 as part of the Plan.  The loan requires semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties, without penalty.  Up to an aggregate of $10 million of the loan is guaranteed by Holdings, SFO and SFTP under the terms of a guarantee agreement entered into by the guarantors in favor of TW-SF LLC, dated May 15, 2009.

On October 6, 2008, we were notified by the NYSE that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average closing price of its common stock was less than $1.00, and on October 27, 2008, we were notified by the NYSE that Holdings was not in compliance with the NYSE’s continued listing criteria because the thirty-day average market capitalization of its common stock had been less than $75 million and, at the same time, its stockholders’ equity had been less than $75 million.  Holdings’ common stock and the PIERS traded on the NYSE under the symbol “SIX” and “SIX-PB,” respectively, through April 17, 2009, when they were delisted from the NYSE due to Holdings’ failure to meet the NYSE’s continued quantitative listing criteria.  The last trading prices of the common stock and the PIERS on the NYSE were $0.13 and $0.65, respectively, on April 17, 2009.  Holdings’ common stock and the PIERS currently trade on the over-the-counter market under the symbols “SIXFQ” and “SIXFPFQ,” respectively.

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

On June 18, 2007, we acquired a 40% interest in a venture that owns DCP for a net investment of approximately $39.7 million.  We use the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark’s New Year’s Rockin’ Eve, to provide additional product offerings in our parks.  In addition, we believe that our investment in DCP provides us additional sponsorship and promotional opportunities.  Red Zone, a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of Holdings’ Board of Directors, is the majority owner of the parent of DCP.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2%.

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash, the PARC Note and the PARC Guarantee.  The Sale Parks included Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX;

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

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season.  In March 2007, we sold substantially all of the assets of the water park for approximately $950,000.  The net proceeds from the sale of the Sacramento assets were used to repay indebtedness.

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not re-opened since.  We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to an insurer-calculated deductible in the case of named storms of approximately $5.5 million.  The property insurance includes business interruption coverage.  The flood insurance provisions of the policies contain a $27.5 million sublimit.  In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate “Named Storm” peril.  In February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision.  In April 2009, the U.S. Court of Appeals for the Fifth Circuit upheld the district court ruling, with the exception of one policy, the Commonwealth Insurance Company policy, which was remanded to the district court for further consideration of our claim.  In January 2010, we entered into a settlement agreement with Commonwealth Insurance Company, which was approved by the Bankruptcy Court in February 2010.

We have filed property insurance claims, including business interruption, with our insurers.  We have an insurance receivable of $2.4 million at December 31, 2009, most of which has been settled, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $36.3 million in payments received from our insurance carriers.

In April 2009, the New Orleans Parties sought to accept an offer we made years earlier to buy out of its lease with the New Orleans Parties for a $10 million cash payment and an exchange of contiguous real estate we owned.  When we declined to extend the same offer, the Mayor of New Orleans announced to the press that the New Orleans Parties would sue.  We were current on our lease payments to the New Orleans Parties, however, and in our view, not in default.  The New Orleans Parties filed suit in Louisiana state court on May 11, 2009, alleging that we breached our lease with the New Orleans Parties by removing rides and assets from the park property; by failing to secure the property; and by accepting interim insurance payments for Hurricane Katrina damage claims instead of designating the New Orleans Parties as loss payee.  On May 12, 2009, the New Orleans Parties obtained an ex parte state court temporary restraining order that enjoined us from: (a) removing any rides or attractions without the New Orleans Parties’ approval, (b) not properly securing the premises, and (c) “converting and/or secreting insurance proceeds received . . . as a result of Hurricane Katrina.”  We removed the action to the Court, and the parties stipulated to stay the federal action for sixty days, while leaving the temporary restraining order in place, with us reserving the right to contest our propriety at a later time.  In an order dated June 1, 2009, the Court imposed the agreed-upon stay but shortened the period to thirty days, until June 29, 2009.  The Court issued an order on June 22, 2009, directing the clerk to mark the action as closed due to the stay resulting from the Chapter 11 Filing, but retaining jurisdiction for restoration to the calendar should circumstances change.

Subsequently, however, the parties reached an agreement to settle the matter pursuant to which the New Orleans Parties and we entered into a general release of all claims against one another.  Additionally, the New Orleans Parties entered into a stipulation dismissing, with prejudice, the action pending in the United States District Court for the Eastern District of Louisiana, and dissolving the temporary restraining order obtained by the New Orleans Parties on May 12, 2009.  The New Orleans Parties also agreed not to file any proof of claim or otherwise assert any entitlement to relief in the Chapter 11 Filing.  Other material terms and conditions of the settlement were as follows:

•                  Within 35 days of the Bankruptcy Court’s final approval of the final settlement agreement, which approval occurred on October 8, 2009, we were required to make, and did make, a cash payment to the New Orleans Parties in the amount of $3 million;

•                  We vacated and delivered to the New Orleans Parties the leased premises and 86 acres of land, including any improvements thereto in their current condition, “as is”;

•                  The New Orleans Parties will be entitled to receive 25% of any net insurance proceeds we recover on our insurance claims for property damage caused by Hurricane Katrina to the extent our net recovery exceeds $65 million.  We retain absolute discretion in prosecution, and any potential settlement of, claims with insurers, subject to any required Bankruptcy Court approval; and

•                  All other agreements between the New Orleans Parties and us related in any way to the leased premises and any other such related agreements, were be deemed terminated upon the Bankruptcy Court’s final approval of the settlement agreement.

The settlement occurred on November 12, 2009.

General

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53.6% of revenues in 2009), the sale of food, merchandise, games and attractions inside our parks as well as sponsorship, licensing and other fees.  Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees, which can result in fluctuations from year to year.  Total revenue per capita is defined as total revenue divided by attendance.

Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance.  A large portion of our expenses is relatively fixed.  Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Results of Operations

Summary data for the years ended December 31 were as follows (in thousands, except per capita revenue):

				Percentage Changes
Summary of Operations	2009	2008	2007	2009 v. 2008	2008 v. 2007
Total revenue	$912,861	$1,021,298	$970,825	(10.6)%	5.2%
Operating expenses	425,367	419,250	430,174	1.5	(2.5)
Selling, general and administrative	196,874	214,340	243,886	(8.1)	(12.1)
Costs of products sold	76,907	86,457	81,472	(11.0)	6.1
Depreciation and amortization	145,891	139,609	137,906	4.5	1.2
Loss on disposal of assets	12,361	17,692	39,243	(30.1)	(54.9)
Interest expense, net	105,435	183,028	204,132	(42.4)	(10.3)
Equity in (income) loss of partnerships	(3,122)	806	502	(487.3)	60.6
Net (gain) loss on debt extinguishment	—	(107,743)	8,870	N/A	(1,314.7)
Other expense	17,304	14,627	20,122	18.3	(27.3)
Income (loss) from continuing operations before reorganization items and income taxes	(64,156)	53,232	(195,482)	(220.5)	(127.2)
Reorganization items	138,864	—	—	N/A	N/A
Income (loss) from continuing operations before income taxes	(203,020)	53,232	(195,482)	(481.4)	(127.2)
Income tax expense	2,902	116,630	6,203	(97.5)	1,780.2
Loss from continuing operations	$(205,922)	$(63,398)	$(201,685)	224.8	(68.6)
Other Data:
Attendance	23,795	25,342	24,902	(6.1)%	1.8%
Total revenue per capita	$38.36	$40.30	$38.99	(4.8)	3.4

Year ended December 31, 2009 vs. Year ended December 31, 2008

Revenue. Revenue in 2009 totaled $912.9 million compared to $1,021.3 million in 2008, representing an 11% decrease.  The decrease is attributable to a 1.5 million (6%) decrease in attendance coupled with a $1.94 (5%) decrease in total revenue per capita.  The attendance reduction was driven by a decline in group sales, reflecting cutbacks in outings by companies, schools and other organizations, as well as reduced complimentary and free promotional tickets.  The reduction in total revenue per capita reflects decreased guest spending on admissions, food and beverages, games and merchandise and other in-park revenues, as well as decreased licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, decreased $1.39 (4%) to $36.58 from $37.97 in 2008.  Admissions revenue per capita decreased $0.53 (3%) in 2009 compared to the prior year, and was driven by the exchange rate impact on admissions revenue at our parks in Mexico and Canada ($0.27) as well as price and ticket mix (e.g., season pass, main gate, group sales and other discounted or complimentary tickets).  Decreased revenues from food and beverages, games, retail, and other in-park offerings resulted in an $0.86 (5%) decrease in non-admissions per capita guest spending in 2009 compared to 2008, of which approximately ($0.26) was attributable to the exchange rate impact at the Company’s parks in Mexico and Canada.

Revenues for 2009 were also impacted by a decline in international licensing and other fees of $16.9 million compared to the prior year.  The 2009 results reflect the overall negative macroeconomic environment, the Chapter 11 Filing and adverse weather compared to the prior-year period.  In addition, attendance in Mexico and Texas was adversely affected by the second quarter outbreak of the swine flu.

Operating Expenses. Operating expenses for 2009 increased $6.1 million (1.5%) compared to operating expenses in 2008, reflecting an increase in salaries, wages and benefits ($10.6 million) primarily due to the impact of minimum wage increases as well as increased costs related to our pension plan that was frozen in March 2006 and increased workers compensation costs, partially offset by a reduction in cash-based incentive compensation and stock-based compensation, and a decrease in expenses related to the exchange rate impact at our parks in Mexico and Canada ($5.1 million).

Selling, general and administrative. Selling, general and administrative expenses for 2009 decreased $17.5 million (8.1%) compared to 2008.  The reduction primarily reflects decreases in (i) salaries, wages and benefits ($8.2 million) primarily due to a reduction in cash-based incentive compensation and stock-based compensation, (ii) insurance related expenses ($5.0 million), (iii) expenses related to the exchange rate impact at our parks in Mexico and Canada ($3.2 million), (iv) legal expenses ($1.5 million) and (v) property taxes ($1.5 million), partially offset by increased operating tax expenses ($1.8 million).

Costs of products sold. Costs of products sold in 2009 decreased $9.6 million (11.0%) compared to costs for 2008, primarily due to (i) the decrease in food and beverage, games and merchandise sales, and (ii) a decrease in cost of sales related to the exchange rate impact at our parks in Mexico and Canada.  As a percentage of our in-park guest spending, cost of products sold was flat in 2009.

Depreciation and amortization. Depreciation and amortization expense for 2009 increased $6.3 million (4.5%) compared to 2008.  The increase was primarily attributable to our on-going capital program partially offset by a decrease in depreciation expense related to the exchange rate impact at our parks in Mexico and Canada.

Loss on disposal of assets. Loss on disposal of assets decreased by $5.3 million (30.1%) in 2009 compared to 2008 primarily due to the write-off of several assets no longer being utilized in park operations in 2008, coupled with the gain recognized in 2009 on the sale of a ride at SFOG and the gain recognized from the insurance proceeds received in the third quarter of 2009 for certain assets that were destroyed by a fire at our Mexico park in 2008.

Interest expense, net. Interest expense, net, for 2009 decreased $77.6 million (42.4%) compared to 2008 primarily reflecting the cessation of interest accruals and the write-off of discounts, premiums and deferred financing costs on our unsecured debt which is subject to compromise as a result of the Chapter 11 Filing, as well as lower effective interest rates.

Other expense. Other expense increased $2.7 million (18.3%) in 2009 primarily due to the exchange rate impact at our Mexico and Canada parks ($1.6 million) and the settlement of certain contingencies in 2008.

Income tax expense. Income tax was $2.9 million for 2009 compared to a $116.6 million expense for 2008, primarily reflecting a 2008 non-cash income tax expense of approximately $110.8 million resulting from an increase in our tax valuation allowance for deferred tax assets, which consists primarily of net operating loss (“NOLs”) carryforwards.  The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years.  The current period valuation allowance was $620.2 million at December 31, 2009 and $596.3 million at December 31, 2008.  See “Critical Accounting Policies” and Note 2(p) to Notes to Consolidated Financial Statements.

At December 31, 2009, we estimated that we had approximately $1,958.4 million of NOLs carryforwards for federal income tax purposes and substantial state net operating loss carryforwards.  The NOLs are subject to review and potential disallowance by the income tax regulators upon audit of our income tax returns and those of our subsidiaries.  See “Risk Factors We May Be Required To Recognize Cancellation Of Indebtedness Income And Our Ability To Utilize Our Net Operating Loss Carryforwards May Be Limited If We Successfully Consummate the Proposed Plan of Reorganization.”  See Note 10 to Notes to Consolidated Financial Statements.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Revenue. Revenue in 2008 totaled $1,021.3 million compared to $970.8 million for 2007, representing a 5.2% increase.  The increase arose out of a $1.31 (3.4%) increase in total revenue per capita coupled with a 0.4 million increase in attendance.  Total revenue per capita growth reflects increased sponsorship, licensing and other fees, increased ticket revenue and increased rentals, food and beverage, parking, merchandise and other in-park revenues.  Per capita guest spending, which excludes sponsorship, licensing and other fees, increased $0.54 (1.4%) to $37.97 from $37.43 in 2007.  Admissions revenue per capita increased $0.06 (0.3%) in 2008 compared to 2007, driven primarily by price and ticket mix.  Increased revenues from rentals, food and beverage, parking, merchandise and other guest services resulted in a $0.48 (3.0%) increase in non-admissions guest spending in 2008 compared to 2007.

Operating Expenses. Operating expenses for 2008 decreased $10.9 million (2.5%) compared to expenses for 2007.  The decrease includes: (i) a reduction in non-performance based salary and wage expense and benefit costs primarily from lower full-time headcount, improved seasonal labor management and reduced workers’ compensation expenses ($7.5 million), (ii) a decrease in repairs and maintenance costs ($4.9 million) and (iii) a reduction in contract shows ($3.2 million) related to our decision to replace select shows with DCP library content, partially offset by (i) an increase in utility costs ($3.0 million), (ii) an increase in performance based compensation expense ($1.4 million) and (iii) an increase in credit card transaction fees ($1.1 million) related to an increase in on-line ticket and season pass sales.

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

Loss on disposal of assets. Loss on disposal of assets decreased $21.6 million (54.9%) in 2008 compared to 2007 primarily related to management’s decision to write off and dispose of certain inefficient rides and attractions in 2007.

Interest expense, net. Interest expense, net decreased $21.1 million (10.3%) compared to 2007, reflecting lower outstanding long-term debt and lower interest rates in 2008 versus 2007.

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

Income tax expense. Income tax expense was $116.6 million for 2008 compared to a $6.2 million expense for 2007, primarily reflecting a non-cash income tax charge of $110.8 million due to an increase in our valuation allowance for deferred tax assets, which consists primarily of NOLs carryforwards. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period valuation allowance was $596.3 million at December 31, 2008 and $470.9 million at December 31, 2007.  See “Critical Accounting Policies” and 2(p) to Notes to Consolidated Financial Statements.

At December 31, 2008, we estimated that we had approximately $1,781.3 million of NOLs carryforwards for Federal income tax purposes and substantial state net operating loss carryforwards.  The NOLs are subject to review and potential disallowance by the income tax regulators upon audit of our income tax returns and those of our subsidiaries. See “Risk Factors We May Be Required To Recognize Cancellation Of Indebtedness Income And Our Ability To Utilize Our Net Operating Loss Carryforwards May Be Limited If We Successfully Consummate the Proposed Plan of Reorganization.”  See Note 10 to Notes to Consolidated Financial Statements.

Results of Discontinued Operations

The consolidated balance sheets and the consolidated statements of operations for all periods presented reflect select assets of the parks that have been sold, including the New Orleans park, as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations.  See Note 3 to Notes to Consolidated Financial Statements.

Liquidity, Capital Commitments and Resources

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), preferred stock dividends (to the extent declared) and payments to our partners in the Partnership Parks.  Holdings did not pay a dividend on its common stock during 2009, nor does it expect to pay any such dividend in 2010.

As of December 31, 2009, we had unrestricted cash of $164.8 million.  Based on the final orders by the Court with respect to the use of cash, we do not currently expect we will require debtor-in-possession financing during the Chapter 11 Filing.  However, if our emergence is delayed beyond mid-April, we may require such financing to fund operations and “put” obligations related to the Partnership Parks.

If the Plan is confirmed, we believe that, based on historical and anticipated operating results, cash flows from operations, available cash and borrowings under the Exit Facility and New TW Loan, we will have adequate long-term liquidity to meet our needs, including anticipated requirements for working capital, capital expenditures and scheduled debt and obligations under arrangements relating to the Partnership Parks.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  Furthermore, our liquidity has been and will be directly affected by the Chapter 11 Filing and the resolution of the Chapter Filing.  See “Risk Factors.”

In connection with the Plan, we intend to enter into the Exit Facility, which will consist of an $830,000,000 senior secured credit facility comprised of a $100,000,000 Exit Revolving Loan and a $730,000,000 Exit Term Loan.  The maturity date of the Exit Revolving Loan will be June 30, 2015 and the Exit Term Loan will be due and payable on June 30, 2016.  The Exit Facility Loans will be guaranteed by Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the closing date, such subsidiary will not be required to be a guarantor and/or pledgor of the Exit Facility.  The proceeds of the Exit Term Loan, together with the net proceeds from the Offering, will be used to repay the outstanding amounts, owed under the Credit Agreement.  The Exit Revolving Loan will be used to meet working capital and other corporate needs of the Debtors, thereby facilitating their emergence from bankruptcy.  Based upon the scheduled Confirmation Hearing dates of March 8, 2010 through March 19, 2010 and therefore an assumed emergence date in mid-April 2010, the Exit Revolving Loan will be significantly drawn at emergence to fund normal seasonal borrowings, incremental professional fees associated with the reorganization and the confirmation litigation (estimated to be approximately $9 million per month) and additional default interest on the Credit Agreement (estimated to be approximately $1.85 million per month).  The Exit Facility Loans will be secured by first priority liens upon substantially all existing and after-acquired assets of Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP.

Further, in connection with the Plan, we intend to enter into the New TW Loan pursuant to which TW will make a $150 million multi-draw term loan facility available to the Acquisition Parties for their obligations under the Partnership Park arrangements and the Subordinated Indemnity Agreement to purchase future “put” units.  Funding during the availability period under the New TW Loan will be used solely to satisfy Six Flags’ “put” obligations that exceed (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The New TW Loan Agreement will require prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties; provided, however, that so long as any amounts owing under the Existing TW Loan are outstanding, any such cash will first be applied toward mandatory prepayments of amounts owing thereunder.  The New TW Loan will be unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Exit Facility under the terms of the New TW Guarantee Agreement.

In addition, in connection with the Plan, it is expected that (i) the Acquisition Parties will enter into the Amendment to Existing TW Note” with respect to the Existing TW Note, evidencing the Existing TW Loan made by TW-SF LLC to the Acquisition Parties and (ii) Holdings, SFO and SFTP will enter into the Amendment to Existing TW Guarantee with respect to the Existing TW Guarantee made by Holdings, SFO and SFTP to guarantee the obligations of the Acquisition Parties under the Existing TW Loan up to an aggregate of $10 million.  The Amendment to Existing TW Note will, among other things, extend the maturity date of the Existing TW Note to July 17, 2011.  The Amendment to Existing TW Guarantee will, among other things, amend the Existing TW Guarantee to modify the covenants to include the limitations on indebtedness, liens and restricted payment covenants contained in the Exit Facility.  The Existing TW Facility Agreements will provide for the Existing TW Note and the Existing TW Guarantee to be affirmed and continued, as amended as contemplated by the terms set forth therein, concurrently with the New TW Loan.

On June 16, 2008, we completed a private debt exchange in which we issued the 2016 Notes in exchange for (i) $149.2 million of the 2010 Notes, (ii) $231.6 million of the 2013 Notes and (iii) $149.9 million of the 2014 Notes.  The benefits of this transaction included reducing debt principal by approximately $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense.  The transaction resulted in a net gain on extinguishment of debt of $107.7 million related to the 2013 Notes and the 2014 Notes (net of $3.3 million of transaction costs related to the 2010 Notes that were charged to expense immediately as the exchange of the 2010 Notes was not deemed to be a substantial modification under the guidance of Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” codified into FASB ASC 470).  We also recorded a $14.1 million premium on the 2016 Notes representing the difference between the carrying amount of the 2010 Notes and the carrying amount of the 2016 Notes on the exchange as this portion of the exchange was not deemed a substantial modification.  This premium was expensed as part of reorganization items as a result of the Chapter 11 Filing.  See Note 7(b) to Notes to Consolidated Financial Statements.

Pursuant to the terms of the Plan, holders of Allowed Unsecured Claims against SFO, which includes claims against SFO related to the 2016 Notes, will convert their claims into approximately 22.89% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan), and each Accepting SFO Noteholders will have the limited right to participate in the Offering pursuant to the terms of the Offering Procedures to purchase its Limited Offering Pro Rata Share of up to $450 million of New Common Stock, subject to dilution by the Long-Term Incentive Plan.

In May 2007, we entered into the Credit Agreement, which consists of an $850.0 million Tranche B term loan maturing on April 30, 2015 and revolving facilities totaling $275.0 million maturing on March 31, 2013.  We used the proceeds from the Credit Agreement to refinance amounts outstanding under our previous senior secured credit facility and the remaining proceeds were used for working capital and general corporate purposes.  See Note 7(a) to Notes to Consolidated Financial Statements.

Under the Plan, the holders of Prepetition Credit Agreement Claims against SFTP, SFO and certain of its wholly-owned domestic subsidiaries will be paid in full, in cash, from the proceeds of (i) the Exit Term Loan in the principal amount of $730 million, and (ii) the proceeds of the Offering.

During the year ended December 31, 2009, net cash provided by operating activities was $77.8 million. Net cash used in investing activities in 2009 was $83.2 million, consisting primarily of capital expenditures ($98.7 million, net of property insurance proceeds we received for insurance claims related to our parks in New Orleans and Mexico).  Net cash used in financing activities in 2009 was $40.9 million, representing primarily the purchase of the Partnership Parks puts, repayment of borrowings under the Partnership Parks’ lines of credit and the Existing TW Loan, as well as noncontrolling interest distributions, partially offset by proceeds from the Existing TW Loan to fund our Partnership Park put obligations and the proceeds from borrowings under the revolving facilities of the Partnership Parks.

Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and per capita guest spending levels because our cash-based expenses are relatively fixed and do not vary significantly with either attendance or levels of per capita spending. These cash-based operating expenses include salaries and wages, employee benefits, advertising, outside services, repairs and maintenance, utilities and insurance.  As of December 31, 2009, changes for the year in working capital, excluding the current portion of long-term debt, impacting operating cash flows had a positive impact of approximately $0.9 million.

Long-Term Debt and Preferred Stock

Our total debt at December 31, 2009 was $2,406.6 million, which included $1,268.3 million of fixed-rate senior unsecured notes, with staggered maturities ranging from 2010 to 2016, $835.1 million under the term loan portion of the Credit Agreement and $272.7 million of other indebtedness, including $270.3 million under the revolving facilities under the Credit Agreement and $2.1 million of indebtedness at Six Flags Over Texas.  Except in certain circumstances, the public debt instruments do not require principal payments prior to maturity.  The Credit Agreement includes an $850.0 million term loan ($835.1 million of which was outstanding at December 31, 2009) and a revolving facility totaling $275.0 million ($270.3 million of which was outstanding at December 31, 2009 (as well as letters of credit in the amount of $2.2 million)).  Under the Plan, the holders of Prepetition Credit Agreement Claims against SFTP, SFO and certain of its wholly-owned domestic subsidiaries will be paid in full, in cash, from the proceeds of (i) the Exit Term Loan in the principal amount of $730 million, and (ii) the proceeds of the Offering.  See “Chapter 11 Reorganization” for a discussion of proposed recoveries for holders of other unsecured indebtedness under the Plan.

All of our outstanding preferred stock had to be redeemed on August 15, 2009 (to the extent not previously converted into common stock).  We were unable to satisfy this requirement.  Therefore, in accordance with the guidance provided in FASB ASC 480 and FASB ASC 852, during the third quarter of 2009 we reclassified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million from mezzanine equity to liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  Under the Plan, the PIERS are considered an unsecured equity interest subject to compromise and the holders of such instruments are expected to receive no recovery.  See Notes 7 and 11 to Notes to Consolidated Financial Statements included herein for additional information regarding our indebtedness and preferred stock.

Partnership Park Obligations

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to the Partnership Parks.  These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $62.3 million in 2010 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks, (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices (as defined below), which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest “put” during such Put Period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the “Specified Prices”).  As of December 31, 2009, we owned approximately 28.9% and 52.0% of the Georgia Limited Partner units and Texas Limited Partner units, respectively.  The remaining redeemable units of approximately 71.1% and 48.0% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $355.9 million at December 31, 2009.  In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment.  Pursuant to the 2009 annual offer, we purchased 33.00 units from the Texas partnership and 2.84 units from the Georgia partnership for approximately $58.5 million in May 2009.  Pursuant to the 2008 annual offer, we purchased 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008.  Pursuant to the 2007 annual offer, we purchased one unit in the Texas Limited Partner and one-half unit in the Georgia Limited Partner for approximately $2.8 million in May 2007.  Approximately 0.52 units in the Texas Limited Partner were tendered in 2006.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  The maximum number of units that we could be required to purchase for both parks in 2010 would result in an aggregate payment by us of approximately $307.8 million.

In connection with our acquisition of the former Six Flags, we entered into the Subordinated Indemnity Agreement pursuant to which, among other things, we transferred to TW (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from TW of all cash flow received on, and the voting rights associated with, such limited partnership units until the occurrence and continuance of a default under the Subordinated Indemnity Agreement.  Except as described below, Six Flags otherwise controls such entities.  In addition, we issued preferred stock of the corporate parent of the managing partners of the partnerships to TW.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit TW to take full control of both the entities that own limited partnership units and the managing partners.  If we satisfy all such obligations, TW is required to transfer to us the entire equity interests of these entities.  We intend to incur approximately $12.8 million of capital expenditures at these parks for the 2010 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $24.3 million of cash in 2009 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayment to Holdings.  At December 31, 2008 and December 31, 2009, we had total loans outstanding of $198.5 million and $233.0 million, respectively, to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital and capital improvements.

On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of TW, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($30.4 million of which was outstanding as of December 31, 2009), which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011, which maturity date is expected to be extended until July 17, 2011 as part of the Plan.  The loan requires semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties, without penalty.  Up to an aggregate of $10 million of the loan is guaranteed by Holdings, SFO and SFTP under the terms of a guarantee agreement entered into by the guarantors in favor of TW-SF LLC, dated May 15, 2009.

In connection with the Plan, Six Flags expects to enter into a $150,000,000 multi-draw term loan with TW.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) as the Funding Date in each fiscal year in which the amount required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  Interest on the New TW Loan will accrue at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Term Loan (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The New TW Loan Agreement will require prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties; provided, however, that so long as any amounts owing under the Existing TW Loan are outstanding, any such cash will first be applied toward mandatory prepayments of amounts owing thereunder.  The New TW Loan will be unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Exit Facility under the terms of the New TW Guarantee to be entered into in favor of the New TW Lender.  TW’s commitment is subject to certain customary conditions as well as confirmation of the Plan and the retention of the existing senior management of the Debtors continuing as the senior management of Holdings following consummation of the Plan.  In addition, the New TW Guarantors’ payment or other binding obligations under the TW Commitment Papers would be subject to Bankruptcy Court approval.  TW has not made any commitment to provide financing to the reorganized Debtors under any Chapter 11 plan of reorganization other than the Plan, and there can be no assurance that such financing would be available under any plan of reorganization sponsored by any party in interest other than the Debtors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture is not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,340,000 and $32,660,000 of which was outstanding at December 31, 2009 and December 31, 2008, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the years ended December 31, 2009, 2008 and 2007, we have received or accrued $731,000, $769,000 and $801,000, respectively, in management fee revenues from the joint venture.  We have advanced the joint venture approximately $0.3 million and $0.9 million as of December 31, 2009 and 2008, respectively.  During 2009, we contributed approximately $361,000 to the joint venture for our portion of two capital calls.

Set forth below is certain information regarding our debt, preferred stock and lease obligations at December 31, 2009 (in thousands):

	Payment Due by Period
Contractual Obligations	2010	2011-2013	2014-2016	2017 and beyond	Total
Long term debt (1) - (including current portion) - Secured	$308,749	$34,776	$794,750	$—	$1,138,275
Long term debt (2) - (including current portion) - Subject to Compromise	131,077	142,441	994,787	—	1,268,305
Interest on long term debt (3)	54,077	149,759	100,276	—	304,112
Interest on long term debt subject to compromise	106,756	308,100	155,016	—	569,872
Real estate and operating leases (4)	6,860	18,314	17,053	156,370	198,597
Purchase Obligations (5)	125,660	12,956	12,450	—	151,066
Total	$733,179	$666,346	$2,074,332	$156,370	$3,630,227

(1)             Includes capital lease obligations.  Payments are shown at principal amount. Payments shown include $270.3 million of principal payments in 2010 for the outstanding balance on our revolving credit facilities as of December 31, 2009.  See Note 7 to the Consolidated Financial Statements for further discussion on long-term debt.

(2)             Payments are shown at principal amount.  See Note 7 to the Consolidated Financial Statements for further discussion of long-term debt subject to compromise.

(3)             Assumes average outstanding balance for the revolving credit facilities of $270.3 million until their maturity on March 31, 2013 at a 5% interest rate.

(4)             Assumes for lease payments based on a percentage of revenues, future payments at 2009 revenue levels.  Also does not give effect to cost of living adjustments.  Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2009.

(5)             Represents obligations at December 31, 2009 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2016 only), a minimum number of whole pizzas and other items from Papa John’s and new rides and attractions.  Of the amount shown for 2010, approximately $65.7 million represents capital items.  The amounts in respect of new rides and attractions were computed at December 31, 2009 and includes estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date.  Amounts shown do not include obligations to employees that cannot be quantified at December 31, 2009 which are discussed below.  Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items since such amount was not readily available.  None of the park-level obligations is individually material.

Other Obligations

During the years ended December 31, 2009, 2008 and 2007, we made contributions to our defined benefit pension plan of $2.9 million, $2.0 million and $8.9 million, respectively.  Our pension plan was “frozen” effective March 31, 2006, pursuant to which participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continue to earn future pension benefits.  We expect to make contributions of approximately $2.2 million in 2010 to our pension plan based on the 2009 actuarial valuation.  In addition, we anticipate the need to make additional contributions to the extent required by the Pension Protection Act funding requirements which call for us to fund at least 80% of the projected pension obligation no later than September 2010.  We will not make contributions to our 401(k) plan in 2010.  Our estimated expense for employee health insurance for 2010 is $11.2 million.  See Note 12 and 13 to Notes to Consolidated Financial Statements.

Although we are contractually committed to make approximately CAD$4.5 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2010 and beyond will be made on a discretionary basis.  We plan on spending approximately $91.0 million on capital expenditures (net of property insurance recoveries) for all of our operations for the 2010 season.

Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2009.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

We are party to various legal actions arising in the normal course of business.  See “Legal Proceedings” for information on certain significant litigation.

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with GAAP.  Results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets (primarily net operating and capital loss carryforwards) will be recovered by way of offset against taxable income.  To the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect such amount as income tax expense in the consolidated statements of operations.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  We have recorded an additional current period valuation allowance of $125.5 million for December 31, 2008 and $23.9 million for December 31, 2009, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating and capital loss carryforwards and tax credits, before they expire. The valuation allowance, at December 31, 2009 and 2008, is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets reverse.  The valuation allowance in prior periods was based on our estimate of taxable income, primarily consisting of the reversal of existing deferred tax liabilities and, to some extent, a tax planning strategy, by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In 2008, we determined that due to conditions in the credit markets, real estate markets and our financial position, the tax planning strategy was no longer feasible and we therefore only utilized existing reversing deferred tax liabilities to determine the valuation allowance.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.

Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws.  In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change.  To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization.  Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase net operating loss carryforwards prior to their expiration.  See Note 2(p) to Notes to Consolidated Financial Statements and “Risk Factors.”

Valuation of Long-Lived and Intangible Assets and Goodwill

Long-lived assets were $2,539.1 million including goodwill and other intangible assets of $1,060.6 million as of December 31, 2009.  Long-lived assets included property and equipment and intangible assets.

As a result of adopting the new guidance governing accounting for goodwill and other intangible assets issued by FASB in 2002, we ceased amortizing goodwill as of January 1, 2002.  In lieu of amortization, we are required to perform an annual impairment review, which we do as of the end of each year and more frequently upon the occurrence of certain events.  To accomplish this, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.  For 2007, 2008 and 2009, we consisted of a single reporting unit and compared the market price of our stock, representing market capitalization of the single reporting unit, to the carrying amount of our stockholders’ equity (deficit).  For each year, the fair value of the single reporting unit exceeded our carrying amount.  Accordingly, no impairment was required.

Our unamortized goodwill is $1,050.1 million at December 31, 2009.  Based on the preliminary estimates used in the Plan, upon emergence from Chapter 11 we are expecting to write off the majority of our goodwill as a part of the fresh start accounting adjustments governed by FASB ASC 852.  See Note 2(l) to Notes to Consolidated Financial Statements for further discussion regarding goodwill and goodwill impairment.

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

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  We will classify the results of operations for Louisville park as discontinued operations in the first quarter of 2010.  Furthermore, we recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of reorganization items in the statement of operations for the year ended December 31, 2009.  See Note 2(m) to Notes to Consolidated Financial Statements for further discussion regarding valuation of long-lived assets.

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

In February 2008, we entered into two interest rate swap agreements that effectively converted $600 million of the term loan component under the Credit Agreement (see Note 6 to Notes to Consolidated Financial Statements) into a fixed rate obligation.  The terms of the agreements, each of which had a notional amount of $300 million, began in February 2008 and expire in February 2011.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Under our interest rate swap arrangements, our interest rates range from 5.325% to 5.358% (with an average of 5.342%).  On June 16, 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.  See Note 6 to Notes to Consolidated Financial Statements.

Interest Rate and Debt Sensitivity Analysis

The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2009.  The range of changes chosen for this analysis reflect our view of changes which are reasonably possible over a one-year period.  Market values are the present values of projected future cash flows based on the interest rate assumptions.  These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

At December 31, 2009, we had total debt of $2,406.6 million (including $1,268.3 debt subject to compromise as of December 31, 2009), of which $1,301.2 million represents fixed-rate debt and the balance represents floating-rate debt.  For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows.  Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

Assuming other variables remain constant (such as foreign exchange rates and debt levels), and assuming our working capital revolver is fully drawn for the entire year, the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $11.0 million.  See Note 6 to Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASC Update No. 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update No. 2010-06”).  The updated guidance calls for new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurement and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this new accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASC Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASC Update No. 2009-05”).  ASC Update No. 2009-05 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”) for the fair value measurement of liabilities.  The updated guidance states that when the quoted price in an active market for the identical liability is not available, a reporting entity can measure fair value of the liability using quoted prices of the identical or similar liability when traded as an asset.   Such valuation method will result in Level 1 fair value measurement.  The updated guidance also provides for other valuation techniques that are consistent with the principles of FASB ASC 820.  A further clarification is provided for the fair value estimate of the liability, stating that such estimate does not have to be adjusted for the existing restrictions that prevent the transfer of the liability.  ASC Update No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  We adopted ASC Update No. 2009-05 for the interim period ending September 30, 2009.  The adoption did not impact our existing approach used in determining fair-value measurement of the liabilities.

In August 2009, the FASB issued ASC Update No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASC Update No. 2009-04”).  This guidance updates FASB ASC Topic 480, “Distinguishing Liabilities from Equity” of the current FASB Accounting Standards Codification (the “Codification”) per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  ASC Update No. 2009-04 does not change the existing accounting guidance for classification and disclosures related to preferred securities that are redeemable for cash or other assets.  Rather, it expands on the application of the current guidance to other redeemable equity instruments, providing specific examples for applying the guidance to freestanding financial instruments, equity instruments subject to registration payment arrangements, share-based payment awards, convertible debt instruments that contain a separately classified equity component, certain redemptions upon liquidation events, and certain redemptions covered by insurance proceeds.  We adopted ASC Update No. 2009-04 for the interim period ending September 30, 2009.  The adoption of ASC Update No. 2009-04 did not affect our consolidated financial statement presentation and disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was codified into FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“FASB ASC 105”).  The new guidance establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The FASB Accounting Standards Codification supersedes and deems unauthoritative all non-grandfathered non-SEC accounting literature not included in the Codification.  The new guidance is effective for the financial statements issued for the interim and annual periods ending after September 15, 2009.  We adopted FASB ASC 105 for the interim period ending September 30, 2009.  The adoption had no impact on our financial statements.  We cited the relevant parts of the Codification in the most recent quarterly report and will apply the new presentation prospectively.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified into FASB ASC Topic 810, “Consolidation” (“FASB ASC 810”).  FASB ASC 810 changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  The new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We adopted the new guidance at January 1, 2010.  As a result of adopting FASB ASC 810, we consolidated HWP Development, LLC as of January 1, 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which was codified into FASB ASC 855.  The new guidance defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date.  Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements.  Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading.  The guidance requires disclosure of the date through which subsequent events have been evaluated.  For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made.  Furthermore, in February 2010, the FASB issued ASC Update No. 2010-09, “Subsequent Events” (“ASC Update 2010-09”), which amended the previous requirement for public companies to disclose the date through which the subsequent events have been evaluated.  The guidance is effective upon issuance.  We adopted FASB ASC 855 for the interim period ending June 30, 2009 and FASB ASC Update 2010-09 upon issuance in February 2010.  Adoption did not affect the recognition or disclosure of subsequent events.  We evaluate subsequent events up to the date we file our Annual Report on Form 10-K with the Securities and Exchange Commission for our consolidated financial statements.

In December 2008, the FASB issued Staff Position No.  FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which was codified into FASB ASC Topic 715, “Compensation — Retirement Benefits” (“FASB ASC 715”).  The new guidance enhances an employer’s disclosures about the plan assets of a defined benefit pension or other postretirement plans.  In particular, it requires additional information on investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements.  The enhanced disclosures around plan assets are required for fiscal years ending after December 15, 2009.  Upon initial application, comparative period disclosures are not required for earlier periods.  We expanded our disclosures in accordance with FASB ASC 715 in this Annual Report on Form 10-K.  The adoption of this new accounting guidance did not impact the Company’s condensed consolidated financial statements

In December 2007, we elected to early adopt Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities,” as amended at the March 12, 2008 meeting of the EITF and codified into FASB ASC 480.  As a result of this change, we reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as “mezzanine equity,” which is located between liabilities and equity on our balance sheet, with a reduction of minority interest liability and capital in excess of par value.  After the date of adoption, we accounted for limited partnership units put to us by reducing redeemable minority interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash.  See Note 2(x) to Notes to Consolidated Financial Statements.  As a result of our adoption of FASB ASC 810 as of January 1, 2009, the purchases of puttable limited partnership units after this date are no longer subject to purchase accounting, but are accounted for by reducing our redeemable minority interests and cash, respectively.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” codified into FASB ASC Topic 740, “Income Taxes” (“FASB ASC 740”).  The new guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the new accounting guidance beginning January 1, 2007.

As a result of adopting FASB ASC 740, we recognized $32,943,000 in deferred tax assets associated with net operating losses that relate to tax contingencies acquired in connection with purchase business combinations and an offsetting increase to the deferred tax asset valuation allowance, as this deferred tax asset was determined to not be realizable.  We have a total of $48,072,000 in unrecognized tax benefits associated with other net operating losses related to acquired tax contingencies.  If the benefits of these losses were to be recognized, the impact would likely be an increase in the deferred tax asset valuation allowance, unless we determine the net operating losses would be utilized prior to their expiration.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” codified into FASB ASC 820.  The new accounting guidance provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  However, it does not require any new fair value measurements.  We adopted FASB ASC 820 on January 1, 2008.  The adoption had no impact on our financial statements, but did require additional disclosure.

FASB ASC 820 defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The new guidance also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•                                          Level 1: quoted prices in active markets for identical assets;

•                                          Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and

•                                          Level 3: inputs to the valuation methodology are unobservable for the asset or liability.

This hierarchy requires the use of observable market data when available.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” codified into FASB ASC Topic 825, “Financial Instruments” (“FASB ASC 825”).  The new accounting guidance permits entities to choose to measure certain financial instruments and other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings.  The new guidance is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of FASB ASC 820, at the same time.  We adopted both standards concurrently on January 1, 2008.  At January 1, 2008, we did not elect to apply the provisions of FASB ASC 825, to eligible items at the effective date.  The new guidance did not impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” codified into FASB ASC 805.  The new guidance retains the fundamental requirements that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations.  The scope of the new pronouncement is broader than that of the previous guidance, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, the new guidance improves the comparability of the information about business combinations provided in financial reports.  FASB ASC 805, establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill.  The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51,” codified into FASB ASC 810.  The new pronouncement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes reporting requirements that provide disclosures necessary to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The new guidance is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited.  Retroactive adoption of the presentation and disclosure requirements is required for existing minority interests.  The consolidated financial statements herein reflect the adoption of FASB ASC 810.  All other requirements of the new pronouncement will be applied prospectively.  As a result of our adoption of this accounting pronouncement as of January 1, 2009, future purchases of “puttable” limited partnership units in the Partnership Parks will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable noncontrolling interests and cash, respectively.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133,” codified into FASB ASC Topic 815, “Derivatives and Hedging” (“FASB ASC 815”).   The new accounting guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  This guidance applies to all derivative instruments, as well as non-derivative hedging instruments and all hedged items designated and qualifying under scope of FASB ASC 815.  The new accounting guidance is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It encourages, but does not require, comparative disclosures for periods prior to its final adoption.  FASB ASC 815 had no impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” codified into FASB ASC 470.  The new accounting guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer’s nonconvertible borrowing rate.  The guidance is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding.  We adopted FASB ASC 470 on January 1, 2009.  The new guidance changed the accounting treatment for the 2015 Notes and resulted in an increase to non-cash interest reported in our historical financial statements as well as our current and future financial statements as long as we continue to have the 2015 Notes outstanding.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

As of December 31, 2009 and December 31, 2008, the principal amount of 2015 Notes outstanding was $280.0 million, and the unamortized discount of the 2015 Notes was $0 million and $68.0 million as of December 31, 2009 and December 31, 2008, respectively. The net carrying value of the 2015 Notes was $280.0 million and $213.5 million at December 31, 2009 and December 31, 2008, respectively. The debt discount was amortized to interest expense resulting in an increase in non-cash interest expense of approximately $3.5 million, $6.9 million and $6.5 million for 2009, 2008 and 2007, respectively. The 2015 Notes are convertible into approximately 44.1 million shares of common stock at a conversion rate of 157.5 shares per $1,000 face amount of debt. Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively. See Note 2(x) in Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing under the subheading “Market Risks and Sensitivity Analyses” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 55 of this Annual Report on Form 10-K.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2009, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2009

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the section entitled “Proposal 1: Election of Directors,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” in our Proxy Statement for our 2010 annual meeting of stockholders (the “2010 Proxy Statement”) or in an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Compensation,” “Corporate Governance” and “Compensation Committee Report” in the 2010 Proxy Statement or in an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2009. Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 of Part II hereof.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement or in an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the section entitled “Transactions with Related Persons” and “Corporate Governance—Independence” in the 2010 Proxy Statement or in an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2009.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled “Proposal 2: Ratification of Independent Public Accountants” in the 2010 Proxy Statement or in an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2009.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Six Flags, Inc. and its subsidiaries, the notes thereto, the related report thereon of the independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Annual Report on Form 10-K:

Schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)	See Exhibit Index

(b)	Exhibits

See Item 15(a)(3) above.

Neither Six Flags, Inc., nor any of its consolidated subsidiaries, has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Annual Report on Form 10-K, under which the total amount of securities authorized exceeds 10% of the total assets of Six Flags, Inc. and its subsidiaries on a consolidated basis.  Six Flags, Inc. hereby agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Six Flags, Inc. will furnish any exhibit upon the payment of a reasonable fee, which fee will be limited to Six Flags, Inc.’s reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2010

SIX FLAGS, INC.

By:	/s/ Mark Shapiro
Mark Shapiro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ Mark Shapiro	Chief Executive Officer (Principal	March 5, 2010
Mark Shapiro	Executive Officer), President, and Director

/s/ Jeffrey R. Speed	Chief Financial Officer (Principal	March 5, 2010
Jeffrey R. Speed	Financial Officer)

/s/ Kyle Bradshaw	Senior Vice President, Finance and Chief	March 5, 2010
Kyle Bradshaw	Accounting Officer (Principal Accounting Officer)

/s/ Daniel M. Snyder	Chairman of the Board and Director	March 5, 2010
Daniel M. Snyder

/s/ C.E. Andrews	Director	March 5, 2010
C.E. Andrews

/s/ Mark Jennings	Director	March 5, 2010
Mark Jennings

/s/ Robert McGuire	Director	March 5, 2010
Robert McGuire

/s/ Perry Rogers	Director	March 5, 2010
Perry Rogers

/s/ Dwight Schar	Director	March 5, 2010
Dwight Schar

	Director	March 5, 2010
Harvey Weinstein

SIX FLAGS, INC.
Index to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ Mark Shapiro
Mark Shapiro
Chief Executive Officer of the Company

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Chief Financial Officer of the Company

March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Six Flags, Inc.:

We have audited Six Flags, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Six Flags, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Six Flags, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph related to the Company’s ability to continue as a going concern.

KPMG LLP

Dallas, Texas
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Six Flags, Inc.:

We have audited the accompanying consolidated balance sheets of Six Flags, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the consolidated financial statements, the Company filed petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), and this raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan concerning this matter is also discussed in note 1 to the consolidated financial statements.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (included in FASB ASC Topic 810, Consolidations), and Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (included in FASB ASC Topic 470-20, Debt with Conversion and Other Options), as of January 1, 2009.  As of January 1, 2008, the Company adopted Financial Accounting Standards No. 157, Fair Value Measurements (included in FASB ASC Topic 820, Fair Value Measurements and Disclosures), and as of December 31, 2007, the Company adopted Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (included in FASB ASC Topic 480, Distinguishing Liabilities from Equity), as amended, at the March 12, 2008 meeting of the EITF.  Additionally, as of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (included in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Six Flags, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 5, 2010

SIX FLAGS, INC.

Consolidated Balance Sheets

December 31, 2009 and 2008

		2008
	2009	(As Adjusted Note 2x)
ASSETS
Current assets:
Cash and cash equivalents	$164,830,000	$210,332,000
Accounts receivable	19,862,000	20,057,000
Inventories	21,809,000	24,909,000
Prepaid expenses and other current assets	48,646,000	41,450,000
Total current assets	255,147,000	296,748,000

Other assets:
Debt issuance costs	12,478,000	31,194,000
Restricted-use investment securities	2,387,000	16,061,000
Deposits and other assets	98,583,000	66,167,000
Total other assets	113,448,000	113,422,000
Property and equipment, at cost	2,699,566,000	2,654,939,000
Less accumulated depreciation	1,221,134,000	1,094,466,000
Total property and equipment	1,478,432,000	1,560,473,000
Intangible assets, net of accumulated amortization	1,060,625,000	1,059,486,000
Total assets	$2,907,652,000	$3,030,129,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$25,323,000	$25,060,000
Accrued compensation, payroll taxes and benefits	15,836,000	22,934,000
Accrued insurance reserves	18,542,000	33,929,000
Accrued interest payable	14,332,000	42,957,000
Other accrued liabilities	20,761,000	45,001,000
Deferred income	19,904,000	17,594,000
Liabilities from discontinued operations	—	1,400,000
Current portion of long-term debt	308,749,000	253,970,000
Total current liabilities not subject to compromise	423,447,000	442,845,000
Long-term debt	829,526,000	2,044,230,000
Liabilities from discontinued operations	—	6,730,000
Other long-term liabilities	71,094,000	74,337,000
Deferred income taxes	120,602,000	121,710,000
Total liabilities not subject to compromise	1,444,669,000	2,689,852,000
Liabilities subject to compromise	1,691,224,000	—
Total liabilities	3,135,893,000	2,689,852,000
Redeemable noncontrolling interests	355,933,000	414,394,000
Mandatorily redeemable preferred stock (redemption value of $287,500,000 plus accrued and unpaid dividends of $15,633,000 as of December 31, 2008)	—	302,382,000
Stockholders’ deficit:
Preferred stock of $1.00 par value	—	—
Common stock, $.025 par value, 210,000,000 shares authorized and 98,325,936 and 97,726,233 shares outstanding at December 31, 2009 and December 31, 2008, respectively	2,458,000	2,443,000
Capital in excess of par value	1,506,152,000	1,491,494,000
Accumulated deficit	(2,059,487,000)	(1,813,978,000)
Accumulated other comprehensive loss	(33,297,000)	(56,458,000)
Total stockholders’ deficit	(584,174,000)	(376,499,000)
Total liabilities and stockholders’ deficit	$2,907,652,000	$3,030,129,000

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

		2008	2007
		(As Adjusted	(As Adjusted
	2009	Note 2x)	Note 2x)
Theme park admissions	$489,482,000	$534,777,000	$524,195,000
Theme park food, merchandise and other	380,998,000	427,492,000	408,034,000
Sponsorship, licensing and other fees	42,381,000	59,029,000	38,596,000
Total revenue	912,861,000	1,021,298,000	970,825,000
Operating expenses (including stock-based compensation of $0, $214,000 and $1,480,000 in 2009, 2008 and 2007, respectively, and excluding depreciation and amortization shown separately below)	425,367,000	419,250,000	430,174,000
Selling, general and administrative (including stock-based compensation of $2,597,000, $5,988,000 and $11,045,000 in 2009, 2008 and 2007, respectively, and excluding depreciation and amortization shown separately below)	196,874,000	214,340,000	243,886,000
Costs of products sold	76,907,000	86,457,000	81,472,000
Depreciation	144,919,000	138,406,000	136,657,000
Amortization	972,000	1,203,000	1,249,000
Loss on disposal of assets	12,361,000	17,692,000	39,243,000
Interest expense (contractual interest expense was $170,894,000 in 2009)	106,313,000	185,370,000	207,335,000
Interest income	(878,000)	(2,342,000)	(3,203,000)
Equity in (income) loss of partnerships	(3,122,000)	806,000	502,000
Net (gain) loss on debt extinguishment	—	(107,743,000)	8,870,000
Other expense	17,304,000	14,627,000	20,122,000
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	(64,156,000)	53,232,000	(195,482,000)
Reorganization items	138,864,000	—	—
Income (loss) from continuing operations before income taxes and discontinued operations	(203,020,000)	53,232,000	(195,482,000)
Income tax expense	2,902,000	116,630,000	6,203,000
Loss from continuing operations before discontinued operations	(205,922,000)	(63,398,000)	(201,685,000)

Discontinued operations	11,827,000	(15,691,000)	(13,939,000)
Net loss	(194,095,000)	(79,089,000)	(215,624,000)
Less: Net income attributable to noncontrolling interests	(35,072,000)	(40,728,000)	(39,684,000)
Net loss attributable to Six Flags, Inc.	$(229,167,000)	$(119,817,000)	$(255,308,000)
Net loss applicable to Six Flags, Inc. common stockholders	$(245,509,000)	$(141,787,000)	$(277,278,000)
Weighted average number of common shares outstanding - basic and diluted:	97,720,000	96,950,000	94,747,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations applicable to Six Flags, Inc. common stockholders	$(2.63)	$(1.30)	$(2.79)
Discontinued operations applicable to Six Flags, Inc. common stockholders	0.12	(0.16)	(0.14)
Net loss applicable to Six Flags, Inc. common stockholders	$(2.51)	$(1.46)	$(2.93)
Amounts attributable to Six Flags, Inc.:
Loss from continuing operations	$(240,994,000)	$(104,126,000)	$(241,369,000)
Discontinued operations	11,827,000	(15,691,000)	(13,939,000)
Net loss	$(229,167,000)	$(119,817,000)	$(255,308,000)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

	Preferred stock		Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other	Total
	Shares issued	Amount	Shares issued	Amount	(As adjusted Note 2x)	(As adjusted Note 2x)	comprehensive income (loss)	(As adjusted Note 2x)
Balances at December 31, 2006	—	$—	94,384,728	$2,360,000	$1,472,620,000	$(1,394,913,000)	$(9,951,000)	$70,116,000
Issuance of common stock	—	—	855,000	21,000	(21,000)	—	—	—
Stock-based compensation	—	—	—	—	8,814,000	—	—	8,814,000
Net loss	—	—	—	—	—	(255,308,000)	—	(255,308,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	11,952,000	11,952,000
Actuarial gain on defined benefit retirement plan	—	—	—	—	—	—	8,526,000	8,526,000
Amortization of prior service cost on defined benefit retirement plan	—	—	—	—	—	—	73,000	73,000
Comprehensive loss								(234,757,000)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)
Net change in redemption value of redeemable noncontrolling interest	—	—	—	—	(643,000)	—	—	(643,000)
Balances at December 31, 2007	—	—	95,239,728	2,381,000	1,480,770,000	(1,672,191,000)	10,600,000	(178,440,000)
Issuance of common stock	—	—	2,486,505	62,000	(62,000)	—	—	—
Stock-based compensation	—	—	—	—	9,902,000	—	—	9,902,000
Net loss	—	—	—	—	—	(119,817,000)	—	(119,817,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	(27,163,000)	(27,163,000)
Cash flow hedging derivatives	—	—	—	—	—	—	4,526,000	4,526,000
Actuarial loss on defined benefit retirement plan	—	—	—	—	—	—	(44,444,000)	(44,444,000)
Amortization of prior service cost on defined benefit retirement plan	—	—	—	—	—	—	23,000	23,000
Comprehensive loss								(186,875,000)
Preferred stock dividends	—	—	—	—	—	(21,970,000)	—	(21,970,000)
Net change in redemption value of redeemable noncontrolling interest	—	—	—	—	884,000	—	—	884,000
Balances at December 31, 2008	—	—	97,726,233	2,443,000	1,491,494,000	(1,813,978,000)	(56,458,000)	(376,499,000)
Issuance of common stock	—	—	20,585	1,000	(1,000)	—	—	—
Stock-based compensation	—	—	—	—	2,597,000	—	—	2,597,000
Net loss	—	—	—	—	—	(229,167,000)	—	(229,167,000)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	12,932,000	12,932,000
Actuarial gain on defined benefit retirement plan	—	—	—	—	—	—	10,305,000	10,305,000
Effect of curtailment on prior service cost	—	—	—	—	—	—	3,111,000	3,111,000
Amortization of prior service cost on defined benefit retirement plan	—	—	—	—	—	—	70,000	70,000
Cash flow hedging derivatives	—	—	—	—	—	—	(3,257,000)	(3,257,000)
Comprehensive loss								(206,006,000)
Preferred stock dividends	—	—	—	—	—	(16,342,000)	—	(16,342,000)
Conversion of mandatory redeemable preferred stock to common stock			579,118	14,000	12,062,000	—	—	12,076,000
Balances at December 31, 2009	—	$—	98,325,936	$2,458,000	$1,506,152,000	$(2,059,487,000)	$(33,297,000)	$(584,174,000)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

		2008	2007
	2009	(As Adjusted Note 2x)	(As Adjusted Note 2x)

Cash flow from operating activities:
Net loss	$(194,095,000)	$(79,089,000)	$(215,624,000)

Adjustments to reconcile net loss to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	145,891,000	139,609,000	137,906,000
Reorganization items	138,864,000	—	—
Stock-based compensation	2,597,000	6,202,000	12,525,000
Interest accretion on notes payable	2,785,000	6,539,000	7,258,000
Net (gain) loss on debt extinguishment	—	(107,743,000)	8,870,000
(Gain) loss on discontinued operations	(8,130,000)	11,747,000	(8,849,000)
Amortization of debt issuance costs	4,044,000	5,441,000	7,127,000
Other including loss on disposal of assets	21,170,000	28,395,000	43,607,000
(Increase) decrease in accounts receivable	(988,000)	(2,638,000)	13,179,000
Increase in inventories, prepaid expenses and other current assets	(4,553,000)	(5,123,000)	(5,384,000)
(Increase) decrease in deposits and other assets	(32,412,000)	4,151,000	365,000
Increase (decrease) in accounts payable, deferred income, accrued liabilities and other long-term liabilities	4,648,000	(22,431,000)	14,136,000
Increase (decrease) in accrued interest payable	21,252,000	12,977,000	(6,697,000)
Deferred income tax expense (benefit)	(1,650,000)	109,620,000	1,236,000

Total adjustments	293,518,000	186,746,000	225,279,000

Net cash provided by operating activities before reorganization activities	99,423,000	107,657,000	9,655,000

Cash flow from reorganization activities:
Cash used in reorganization activities	(21,660,000)	—	—

Total net cash provided by operating activities	77,763,000	107,657,000	9,655,000

Cash flow from investing activities:
Additions to property and equipment	(100,940,000)	(99,213,000)	(115,632,000)
Property insurance recovery	2,223,000	8,962,000	1,500,000
Purchase of identifiable intangible assets	(108,000)	(258,000)	(1,952,000)
Capital expenditures of discontinued operations	—	—	(1,050,000)
Acquisition of theme park assets	—	(473,000)	(54,132,000)
Acquisition of equity interest in partnership	—	—	(39,654,000)
Purchase of restricted-use investments	(1,964,000)	(3,330,000)	(1,640,000)
Maturities of restricted-use investments	15,638,000	—	—
Proceeds from sale of discontinued operations	—	—	275,950,000
Proceeds from sale of assets	1,963,000	634,000	789,000

Net cash provided by (used in) investing activities	(83,188,000)	(93,678,000)	64,179,000

(continued)

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.
Consolidated Statements of Cash Flows, Continued
Years Ended December 31, 2009, 2008 and 2007

Cash flow from financing activities:
Repayment of borrowings	$(47,469,000)	$(297,535,000)	$(1,309,052,000)
Proceeds from borrowings	100,619,000	522,908,000	1,324,750,000
Purchase of redeemable noncontrolling interest	(58,461,000)	—	—
Noncontrolling interest distributions	(35,072,000)	(40,728,000)	(45,812,000)
Payment of cash dividends	—	(5,211,000)	(20,844,000)
Payment of debt issuance costs	(489,000)	(9,688,000)	(19,127,000)

Net cash provided by (used in) used in financing activities	(40,872,000)	169,746,000	(70,085,000)

Effect of exchange rate changes on cash	795,000	(1,781,000)	344,000

Increase (decrease) in cash and cash equivalents	(45,502,000)	181,944,000	4,093,000

Cash and cash equivalents at beginning of year	210,332,000	28,388,000	24,295,000

Cash and cash equivalents at end of year	$164,830,000	$210,332,000	$28,388,000

Supplemental cash flow information:

Cash paid for interest	$86,956,000	$163,482,000	$199,701,000

Cash paid for income taxes	$4,606,000	$7,019,000	$5,047,000

Supplemental disclosure of noncash investing and financing activities
2009
- None
2008
- None
2007
- Recorded an $11,400,000 note receivable related to the sale of the Sale Parks. See Note 2(f).
- Recorded a $1,400,000 limited rent guarantee related to the sales of the Sale Parks. See Note 14.

See accompanying notes to consolidated financial statements.

SIX FLAGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

(1) Chapter 11 Reorganization

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Six Flags” refer collectively to Six Flags, Inc. and its consolidated subsidiaries, and “Holdings” refers only to Six Flags, Inc., without regard to its subsidiaries.

On June 13, 2009, Holdings, Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with Holdings, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Filing”) under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”),  in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019).  The entities that own our interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and our Canadian and Mexican parks are not debtors in the Chapter 11 Filing.

In anticipation of the Chapter 11 Filing, the Debtors entered into a Plan Support Agreement (the “Support Agreement”), dated June 13, 2009, with certain participating lenders (the “Participating Lenders”), who are parties to the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the “Credit Agreement”), among Holdings, SFO, SFTP (as the primary borrower), certain of SFTP’s foreign subsidiaries party thereto, the lenders thereto (the “Lenders”), the agent banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”).  The Debtors’ thereafter proposed a joint Chapter 11 plan of reorganization (the “Original Plan”), as outlined in the Support Agreement, that had the unanimous support of the Lenders’ steering committee and the Administrative Agent.

Under the Original Plan, the holders of claims under the Credit Agreement against SFTP and certain of its wholly-owned domestic subsidiaries (“Prepetition Credit Agreement Claims”) would have converted such claims into (i) approximately 92% of the common stock (“New Common Stock”) to be issued by Holdings following its emergence from Chapter 11 (“Reorganized SFI”) (subject to dilution by a new long-term incentive plan (the “Long-Term Incentive Plan”)); and (ii) a new term loan in the aggregate principal amount of $600 million (the “Original New Term Loan”).  Holders of Prepetition Credit Agreement Claims against SFO also would have received a new guaranty of the obligations under the Original New Term Loan by SFO following its emergence from Chapter 11 (“Reorganized SFO”).  All other secured claims against the Debtors that were allowed, if any, would have been either paid in full or reinstated, in the Debtors’ discretion.  Allowed unsecured claims against all of the Debtors other than Holdings and SFO would have been paid in full or been reinstated (but solely to the extent such claims were allowed by the Bankruptcy Court).  Claims against SFTP and SFO, respectively, based on a guaranty of the obligations of SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., each an indirect subsidiary of Holdings (the “Acquisition Parties”), and the general partners of the Partnership Parks, to Historic TW Inc. and Warner Bros. Entertainment Inc. and certain of their affiliates (collectively, “Time Warner”) under a certain promissory note and a certain subordinated indemnity agreement, dated April 1, 1998, among certain Six Flags entities, Time Warner, Inc. (“TW”) and an affiliate of TW (the “Subordinated Indemnity Agreement”) would have been discharged and exchanged for new guarantees of such obligations.  The holders of allowed unsecured claims against SFO (which includes claims arising under or related to $400 million in aggregate principal amount of SFO’s unsecured 12.25% senior notes (plus accrued and unpaid interest) due 2016 (the “2016 Notes”) issued pursuant to that certain Indenture (the “2016 Indenture”), dated as of June 16, 2008, among SFO, Holdings and HSBC Bank USA, National Association (“SFO Note Claims”)) would have converted their claims against SFO into approximately 7% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  The holders of allowed unsecured claims against Holdings (which includes claims arising under (i)  Holdings’ unsecured 8.875% senior notes due 2010 (the “2010 Notes”) issued pursuant to that certain Indenture, dated as of February 11, 2002, between Holdings and The Bank of New York (“BONY”), (ii) Holdings’ unsecured 9.75% senior notes due 2013 (the “2013 Notes”) issued pursuant to that certain Indenture dated as of April 16, 2003, between Holdings and BONY, (iii) Holdings’ unsecured 9.625% senior notes due 2014 (the “2014 Notes”) issued pursuant to that certain Indenture, dated as of December 5, 2003, between Holdings and BONY, (iv) Holdings’ unsecured 4.5% convertible senior notes due 2015 (the “2015 Notes”) issued pursuant to that certain Indenture, dated as of November 19, 2004, between Holdings and BONY (collectively, the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes, “Holdings’ Notes”), and (v) the guaranty by Holdings of obligations owed to holders of the 2016 Notes under the 2016 Indenture (“SFO Note Guaranty Claim”)) would have converted their claims against Holdings into approximately 1% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  All existing equity interests in Holdings would have been cancelled under the Original Plan.  All existing equity interests in SFO would have been cancelled, and 100% of the newly issued common stock of SFO would have been issued to Holdings on the effective date of the Original Plan in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The existing equity interests in all Debtors other than Holdings and SFO (“Preconfirmation Subsidiary Equity Interests”) would have remained unaltered by the Original Plan.  On July 22, 2009, the Debtors filed with the Bankruptcy Court a Disclosure Statement and the Original Plan, which was amended by the Debtors and filed on August 21, 2009 to provide additional detail on the Debtors’ financial condition and business projections, although the fundamental structure and creditor treatment remained the same.  On November 7, 2009, upon the filing of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, the Participating Lenders terminated the Support Agreement.

Subsequent to the filing of the Original Plan, a variety of factors led the Debtors to conclude that the Original Plan should be modified.  As an initial matter, from the outset of these cases, and particularly since the filing of the Original Plan, the Debtors had engaged in extensive discussions with a wide variety of creditor constituencies, including the official unsecured creditors’ committee of the Debtors (the “Creditors’ Committee”), an informal committee of holders of the 2016 Notes (the “Informal SFO Committee”), certain holders of (as well as an informal committee representing holders of) the 2010 Notes, 2013 Notes, 2014 Notes and 2015 Notes (the “Informal SFI Committee”), and TW.  Through these discussions, particularly with the Informal SFO Committee, the Debtors believed that they could achieve an ultimate plan that would secure broad support, if not be entirely consensual.  In addition, in the months following the filing of the Original Plan, the Debtors managed their business operations through challenging economic conditions, mitigated the impact of those conditions through effective cost management measures and effectively navigated the business through the operational and public relations challenges posed by operating in the wake of the Chapter 11 Filing.  Moreover, following the filing of the Original Plan, the credit markets began to stabilize from the virtually unprecedented conditions that prevailed at the commencement of these cases.  Taken together, all of these factors created conditions that the Debtors believed created the opportunity to revise the Original Plan in ways that would generate equal or improved recoveries for all constituencies.  As a result, the Support Agreement was terminated by the Participating Lenders following the filing of the Second Amended Joint Plan of Reorganization with the Bankruptcy Court on November 7, 2009, and in early December 2009, the Debtors filed their Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”), which amended and restated all previous plans filed.  The Plan now contemplates $980 million of committed new debt financing.

Under the Plan, the holders of Prepetition Credit Agreement Claims against SFTP, SFO and certain of their wholly-owned domestic subsidiaries will be paid in full, in cash, from the proceeds of: (i) the Exit Term Loan (as defined below) in the principal amount of $730 million; and (ii) a $450 million rights offering (the “Offering”) to the holders of certain unsecured claims (“Allowed Unsecured Claims”) specified in the Plan, against SFO (which includes certain SFO Note Claims) that are “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Eligible Holders”), and that vote to accept the Plan (“Accepting SFO Noteholder”); provided, however, that if the net proceeds from the Offering are less than $450 million, the parties who have agreed to backstop the Offering (the “Backstop Purchasers”), pursuant to the terms and conditions set forth in the commitment agreement executed by the Debtors and the Backstop Purchasers (the “Backstop Commitment Agreement”), will subscribe for any amount of New Common Stock offered but not purchased pursuant to the Offering.  All other secured claims against the Debtors that are allowed pursuant to certain requirements set forth in the Plan, if any, will either be paid in full or reinstated, in the Debtors’ discretion, with the consent of the Backstop Purchasers that collectively hold a majority of the aggregate commitment percentage pursuant to the Backstop Commitment Agreement (the “Majority Backstop Purchasers”), which consent will not be unreasonably withheld.  Allowed Unsecured Claims against all of the Debtors other than Holdings and SFO will be paid in full or be reinstated (but solely to the extent such claims are allowed pursuant to the Plan).

Claims against SFTP, SFO and Holdings, respectively, to the extent based on a guaranty of the obligations of the Acquisition Parties and the general partners of the Partnership Parks and, in the case of SFTP and SFO, the entities that are the limited partners in the Partnership Parks will be affirmed and continued (as amended by agreement of the parties) by SFTP following its emergence from Chapter 11, Reorganized SFO and Reorganized SFI, respectively (collectively, the “Partnership Parks Claims”).

The holders of Allowed Unsecured Claims against SFO will convert their Claims against SFO into approximately 22.89% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  The holders of Allowed Unsecured Claims against Holdings will convert their claims against Holdings into approximately 7.34% of the New Common Stock to be issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  Additionally, each Accepting SFO Noteholder will have the limited right to participate in the Offering to purchase up to its  total principal amount of 2016 Notes held by an Eligible Holder divided by four times the aggregate principal amount of all 2016 Notes outstanding as of June 13, 2009 (the “Limited Offering Pro Rata Share”).  All existing equity interests in

Holdings will be cancelled under the Plan.  All existing equity interests in SFO will be cancelled, and 100% of the newly issued common stock of SFO will be issued to Holdings on the effective date of the Plan (the “Effective Date”) in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of allowed claims, as described above.  The Preconfirmation Subsidiary Equity Interests will remain unaltered by the Plan, and all existing equity interests in Holdings will be cancelled under the Plan.  The Preconfirmation Subsidiary Equity Interests and the existing equity interests in all Debtors other than SFO (the “Preconfirmation SFO Equity Interests”) will remain unaltered by the Plan.

At present, both the Creditors’ Committee and the Informal SFI Committee have indicated that they do not support the Plan.  Although vote tabulation has yet to be concluded, Six Flags believes that the class of creditors substantially consisting of claims held by the Informal SFI Committee will vote to reject the Plan.  However, we do not believe that the support of the Creditors’ Committee or the Informal SFI Committee is required to confirm the Plan.

(a)           Common Stock

Pursuant to the Plan, all existing equity interests in Holdings, including common stock, par value $0.025 per share, and the preferred income equity redeemable shares (“PIERS”), representing one one-hundredth (1/100) beneficial interest in a share of Holdings’ 7¼% convertible preferred stock, will be cancelled.  Furthermore, all existing equity interests in Holdings’ wholly-owned direct subsidiary SFO will be cancelled, and 100% of the newly issued common stock of SFO will be issued to Holdings on the Effective Date in consideration for Holdings’ distribution of the New Common Stock in Reorganized SFI to certain holders of Allowed Claims, as described above.  Approximately 22.89% of the New Common Stock (subject to dilution by the Long-Term Incentive Plan) will be issued to the holders of Allowed Unsecured Claims against SFO.  The holders of Allowed Unsecured Claims against Holdings will convert their claims against Holdings into approximately 7.34% of the New Common Stock issued by Reorganized SFI (subject to dilution by the Long-Term Incentive Plan).  Additionally, each Accepting SFO Noteholder will have the limited right to participate in the Offering to purchase its Limited Offering Pro Rata Share of up to $450 million of New Common Stock, representing approximately 69.77% of the New Common Stock (including New Common Stock to be acquired by the Backstop Purchasers in the Offering), subject to dilution by the Long-Term Incentive Plan, to be issued by Reorganized SFI.

The Preconfirmation Subsidiary Equity Interests will remain unaltered by the Plan.

(b)           New Indebtedness

The Plan provides for the Debtors to incur new indebtedness upon the Effective Date, consisting of a senior secured credit facility to be provided to SFTP (the “Exit Facility”) by JPMorgan Chase Bank, N.A. (“JPMCB”), J.P. Morgan Securities Inc. (“JPMSI”), Bank of America, N.A. (“BANA”), Banc of America Securities LLC (“BAS”), Barclays Bank PLC (“BBPLC”), Barclays Capital, the investment banking division of  BBPLC (“BC”), Deutsche Bank Trust Company Americas (“DB”) and Deutsche Bank Securities Inc. (“DBSI”, and together with JPMCB, JPMSI and BANA, BBPLC, BC and DB, collectively, the “Commitment Parties”) and a syndicate of lenders arranged by JPMSI, BAS, BC and DBSI (the “Exit Facility Lenders”).

It is expected that the Exit Facility will consist of an $830,000,000 senior secured credit facility comprised of a $100,000,000 revolving loan facility (the “Exit Revolving Loan”) and a $730,000,000 term loan facility (the “Exit Term Loan” and together with the Exit Revolving Loan, collectively, the “Exit Facility Loans”).  Interest on the Exit Facility will accrue at an annual rate equal to London Interbank Offered Rate (“LIBOR”) + 4.25% in the case of the Exit Revolving Loan and LIBOR + 3.75% in the case of the Exit Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan.  The principal amount of the Exit Revolving Loan will be due and payable on June 30, 2015 and the principal amount of the Exit Term Loan will be due and payable on June 30, 2016.  The loan agreement governing the Exit Facility (the “Exit Facility Loan Agreement”) will require quarterly repayments of principal on the Exit Term Loan in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Term Loan and all remaining outstanding principal being due and payable on June 30, 2016.  The Exit Facility will be guaranteed by Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the closing date such subsidiary will not be required to be a guarantor and/or pledgor of the Exit Facility (together with SFTP, collectively, the “Exit Financing Loan Parties”).  The proceeds of the Exit Term Loan together with the net proceeds from the Offering will be used to repay the outstanding amounts owed under the Credit Agreement and the Exit Revolving Loan will be used to meet working capital and other corporate needs of the Debtors, thereby facilitating their emergence from Chapter 11.  Based upon the scheduled hearing dates for the confirmation of the Plan of March 8, 2010 through March 19, 2010 and therefore an assumed emergence date in mid-April 2010, the Exit Revolving Loan will be drawn at emergence to fund normal seasonal borrowings, incremental professional fees associated with the reorganization and the confirmation litigation (estimated to be approximately $9 million per month) and additional default interest on the Credit Agreement

(estimated to be approximately $1.85 million per month).  The Exit Facility will be secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The Exit Facility Loan Agreement will contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants.  In addition, the Exit Facility Loan Agreement will contain restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The Exit Facility Loan Agreement will contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, changes of control and bankruptcy events of default.  The Commitment Parties’ commitment is subject to certain customary conditions as well as confirmation of the Plan and the retention of the existing senior management of the Debtors continuing as the senior management of Holdings following consummation of the Plan.

In accordance with the Plan, the Reorganized Debtors’ entry into the Exit Facility Loans and the incurrence of the indebtedness thereunder on the Effective Date will be authorized by the Bankruptcy Court and without the need for any further corporate action and without any further action by holders of claims against the Debtors or the existing equity interests in all Debtors.

Shortly after the Chapter 11 Filing, Six Flags and TW entered into discussions to address the Acquisition Parties’ future obligations under the Partnership Park arrangements and the Subordinated Indemnity Agreement to purchase future “put” units.  As a result of those discussions, TW delivered to Six Flags and the Acquisition Parties an executed commitment letter and related term sheet and fee letter in November 2009, as amended (the “TW Commitment Papers”), pursuant to which TW or an affiliate of TW (the “New TW Lender”) has agreed to provide the Acquisition Parties with a $150,000,000 multi-draw term loan facility (the “New TW Loan”) on the terms and subject to the conditions summarized in the TW Commitment Papers.  Interest on the New TW Loan will accrue at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Term Loan (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The loan agreement governing the New TW Loan (the “New TW Loan Agreement”) will require prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties; provided, however, that so long as any amounts owing under the Existing TW Loan are outstanding, any such cash will first be applied toward mandatory prepayments of amounts owing thereunder.  The New TW Loan will be unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Exit Facility (collectively, the “New TW Guarantors”) under the terms of a guaranty agreement (the “New TW Guarantee Agreement”) to be entered into by the New TW Guarantors in favor of the New TW Lender.  As set forth in the TW Commitment Papers, the New TW Loan Agreement and New TW Guarantee Agreement will contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the Exit Facility.  TW’s commitment is subject to certain customary conditions as well as confirmation of the Plan and the retention of the existing senior management of the Debtors continuing as the senior management of Holdings following consummation of the Plan.  In addition, the New TW Guarantors’ payment or other binding obligations under the TW Commitment Papers would be subject to Bankruptcy Court approval.  TW has not made any commitment to provide financing to the Reorganized Debtors under any Chapter 11 plan of reorganization other than the Plan, and there can be no assurance that such financing would be available under any plan of reorganization sponsored by any party in interest other than the Debtors.

Notwithstanding the foregoing, any material changes to the New TW Loan as described in the TW Commitment Papers are subject to the approval of the Majority Backstop Purchasers.

In addition, in connection with the Plan, it is expected that (i) the Acquisition Parties will enter into an amendment (the “Amendment to Existing TW Note”) with respect to the Promissory Note dated as of May 15, 2009 (as amended, the “Existing TW Note”), evidencing the Existing TW Loan made by TW-SF LLC to the Acquisition Parties and (ii) Holdings, SFO and SFTP will enter into an amendment (the “Amendment to Existing TW Guarantee”) with respect to the Guarantee

Agreement dated as of May 15, 2009 (as amended, the “Existing TW Guarantee”; together with the Existing TW Note, the “Existing TW Facility Agreements”) made by Holdings, SFO and SFTP to guarantee the obligations of the Acquisition Parties under the Existing TW Loan up to an aggregate of $10 million.  The Amendment to Existing TW Note will, among other things, extend the maturity date of the Existing TW Note to July 17, 2011.  The Amendment to Existing TW Guarantee will, among other things, amend the Existing TW Guarantee to modify the covenants to include the limitations on indebtedness, liens and restricted payment covenants contained in the Exit Facility.  The Existing TW Facility Agreements will provide for the Existing TW Note and the Existing TW Guarantee to be affirmed and continued, as amended as contemplated by the terms set forth therein, concurrently with the New TW Loan.

(c)  Reporting Requirements

As a result of the Chapter 11 Filing, the Debtors are now required to file various documents with, and provide certain information to, the Bankruptcy Court and various third parties, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law.  Although such materials accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in Six Flags, Inc.’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the SEC.

(d)  Reasons for Bankruptcy

For several years, the Debtors have faced a number of challenges, most significantly their over-leveraged balance sheet, that have impaired their ability to achieve profitability.  Under the direction of the previous board of directors of Holdings and the management team, the Company had amassed more than $2.5 billion of debt and PIERS obligations by the end of 2005 in order to acquire theme parks and implement various capital expenditure programs.  Faced with a highly leveraged balance sheet, in 2006, the newly constituted board of directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers), and the new management began to effectuate a series of long-term operating initiatives.  By 2008, the new management team had achieved several key strategic objectives, including diversifying and growing revenues, and increasing operational efficiency and operating cash flows, which it had set out to achieve by the end of its third year.

In addition, the new management team also worked to reduce the Company’s debt obligations.  This was achieved by, among other means, selling ten parks for approximately $400 million in gross proceeds, entering into the Credit Agreement that reduced interest costs and extended maturities and completing an exchange offer that exchanged $530.6 million of 2010 Notes, 2013 Notes and 2014  Notes for $400.0 million of 2016 Notes, resulting in reduced debt and interest, and extended maturities.  Despite these significant achievements, the Company remained highly leveraged and had substantial indebtedness and PIERS obligations.

The PIERS required mandatory redemption by August 15, 2009 at 100% of the liquidation preference in cash, which amounted to approximately $275.4 million (after giving effect to $12.1 million of PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31.2 million.  The Debtors were not going to be able to satisfy this obligation and a default of the PIERS obligation would also have caused a default under the Credit Agreement.  A default under the Credit Agreement, in turn, would have permitted the lenders thereunder to accelerate the Debtors’ obligations under the Credit Agreement.  Such acceleration under the Credit Agreement would have also triggered cross-defaults under Holdings’ Notes, resulting in most, if not all, of the Debtors’ long-term debt becoming due and payable immediately.

In addition, the 2010 Notes were scheduled to mature in February 2010.  These balance sheet challenges were exacerbated by the unfavorable market conditions including diminishing availability of credit and the overall deterioration in the U.S. economy.  Due to the adverse business impact of these factors, the Company’s ability to maintain sufficient liquidity and satisfy its financial covenant requirements under the Prepetition Credit Agreement became unlikely.

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

(e)  Notifications

Shortly after June 13, 2009 (the “Petition Date”), the Debtors began notifying current or potential creditors of the Chapter 11 Filing.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay.  Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.  Certain creditors and other parties in interest have filed motions for relief from the automatic stay with the Bankruptcy Court, although no such motions have been granted (or resolved consensually with the Debtors) on a basis that would have a material effect on the Debtors’ businesses.  Nonetheless, there can be no assurance that the Bankruptcy Court will not at some future date grant relief from the automatic stay, or other similar creditor relief, that would have a material, adverse effect on the Debtors’ businesses.

(f)  Creditors’ Committee

As required by the Bankruptcy Code, the United States trustee for the District of Delaware appointed the Creditors’ Committee.  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, and the Creditors’ Committee in fact has taken positions adverse to the Debtors in proceedings related to the Chapter 11 Filing.  Disagreements between the Debtors and the Creditors’ Committee could protract the court proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from Chapter 11.

(g)  Executory Contracts — Section 365

Under section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this Form 10-K, including, where applicable, the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under section 365 of the Bankruptcy Code.  Claims may arise as a result of rejecting any executory contract.

To date, the Debtors have rejected, or announced their intention to reject, unexpired leases and executory contracts related to the theme parks they previously operated in New Orleans, Louisiana and Louisville, Kentucky.  These actions will result in the Debtors ceasing to operate each theme park on a permanent basis, the New Orleans park having been closed since 2005 as a result of damage caused by Hurricane Katrina and the Louisville park having been operated through the 2009 operating season.  The New Orleans closure was governed by a settlement agreement with the City of New Orleans regarding related lease and contract rejection issues, which agreement has been approved by the Bankruptcy Court.  Matters relating to the Louisville park, including lease and contract rejection issues, remain pending in the Bankruptcy Court and we are unable to estimate precisely the rejection damages that may result.

(h)  Plan of Reorganization

In order to emerge successfully from bankruptcy, the Debtors will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would, among other things, resolve the Debtors obligations arising prior to the Petition Date, set forth the revised capital structure of the newly reorganized entities and establish the framework for corporate governance subsequent to exit from bankruptcy.

Automatically, upon commencing the Chapter 11 Filing, the Debtors under the Bankruptcy Code had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they did so, 60 additional days to obtain necessary acceptances of their plan.  On November 7, 2009, the Debtors filed the Plan with the Bankruptcy Court.  On December 7, 2009, on the Debtors’ motion, the Bankruptcy Court entered an order extending the Debtors’ exclusive right to solicit acceptances of their Plan until February 8, 2010.  In light of the Bankruptcy Court’s subsequent order scheduling the confirmation hearing regarding the Plan for March 8 through March 19, 2010, the Debtors filed a motion for a further extension of their exclusive periods to solicit acceptances of the Plan, which was granted and the exclusive period was extended through April 5, 2010.  If the Debtors’ exclusivity period lapses, any party in interest will be able to file a plan of reorganization for any of the Debtors, in which case the Debtors’ ability to achieve confirmation of their Plan, or achieve their other goals outlined herein, may be materially impaired.

In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan, and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).  Generally, with respect to a class of claim holders, a plan may be “crammed down” even if such class receives no recovery if the proponent of the plan demonstrates that (1) no class junior to such class is receiving or retaining property under the plan, and (2) no class of claims or interests senior to the “crammed down” class is being paid more than in full.

(i)  Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.  See Note 2(c) “Reorganization Items.”

(j)  Risks, Uncertainties and Going Concern

The ability of the Debtors, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, (i) the ability of the Debtors to maintain adequate liquidity, including the generation of cash from operations, and (ii) the ability of the Debtors to confirm a plan of reorganization under the Bankruptcy Code.  Uncertainty as to the outcome of these factors raises substantial doubt about the Debtors’ ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings, except for unsecured claims allowed by the Bankruptcy Court.  In particular, such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (b) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Debtors, or (d) as to operations, the effects of any changes that may be made in the underlying business.  A plan of reorganization would likely cause material changes to the amounts currently disclosed in the consolidated financial statements.

Negative events associated with the Chapter 11 Filing could adversely affect revenues and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Bankruptcy Court proceedings become more protracted.  Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.   Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be predicted or quantified accurately, and until such issues are resolved, there remains substantial doubt about the Debtors’ ability to continue as a going concern.

As a result of the Chapter 11 Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

As of December 31, 2009, the Company had unrestricted cash of $164.8 million.  Based on the final orders by the Court with respect to the use of cash, the Company does not currently expect it will require debtor-in-possession financing during the Chapter 11 Filing.  However, if our emergence is delayed beyond mid-April, the Company may require such financing to fund operations and “put” obligations related to the Partnership Parks.

(k)  Impact on Net Operating Loss Carryforwards

Upon consummation, our proposed Plan will result in cancellation of indebtedness income that will reduce our net operating loss carryforwards (“NOLs”) under Section 108 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as an ownership change that will limit our ability to utilize our  NOLs under Section 382 of the Code.  In general, following an ownership change, Section 382 limits the amount of pre-ownership change NOLs that may be used to offset taxable income in each year following the ownership change.   Under a special rule that may be elected for an ownership change pursuant to a Chapter 11  bankruptcy reorganization, the amount of this annual limitation will be equal to the “long-term tax-exempt rate” (published monthly by the IRS) for the month in which the ownership change occurs, multiplied by the value of our stock immediately after the ownership change.  By taking into account the value of our stock immediately after consummation of the Plan, the limitation is increased as a result of cancellation of indebtedness pursuant to the Chapter 11 Filing.  Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years.  The annual limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of net built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which our tax depreciation expense during this five-year period is less than it would have been if our assets had a tax basis on the date of the ownership change equal to their fair market value.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, we expect any NOL limitation for the five years following the ownership change to be substantially increased by built-in income and to result in a carryforward of excess limitation to future periods.

(l)              Fresh Start Accounting

As required by accounting principles generally accepted in the United States (“GAAP”), upon emergence from Chapter 11 we will adopt fresh start accounting following the guidance of FASB ASC Topic 852, “Reorganizations” (“FASB ASC 852”).  The consolidated financial statements for the periods ended December 31, 2009 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.  Based on the preliminary estimates used in the Plan, upon emergence from Chapter 11 we are expecting to write off the majority of our goodwill as a part of the fresh start accounting adjustments governed by FASB ASC 852.

(2) Summary of Significant Accounting Policies

(a)           Description of Business

We are the largest regional theme park operator in the world.  After giving effect to the sale of seven parks in April 2007 (the “Sale Parks”) and other park acquisitions and dispositions discussed herein, we own or operate 19 parks, including 17 operating domestic parks, one park in Mexico and one park in Canada.  In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not re-opened since.  During the third quarter of 2009, we mutually agreed with the City of New Orleans to terminate our lease with the City of New Orleans and to settle the related litigation, pursuant to which we, among other things, paid the City of New Orleans $3 million and transferred title to our property and equipment at the site to the City of New Orleans, including land owned by us adjacent to the leased site.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of the New Orleans park operations and the rejection of the lease for our Louisville park.  See Notes 3 and 14.

In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years, and established an internationally recognized brand name.  We have ownership of the “Six Flags” brand name in the United States and foreign countries throughout the world.  To capitalize on this name recognition, 17 of our parks (excluding Six Flags New Orleans and the Sale Parks) are branded as “Six Flags” parks.

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  Matters relating to the Louisville park, including lease and contract rejection issues, remain pending in the Bankruptcy Court and we are unable to estimate precisely the rejection damages that may result.  We are required to vacate the leased premises by approximately April 9, 2010, and we are in the process of removing our equipment and other personal property.

In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of our subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash and a note receivable for $37 million (the “PARC Note”).  Pursuant to the purchase  agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the Sale Parks of up to $10 million (the “PARC Guarantee”), decreasing by a minimum of one million dollars annually.  The parks sold were Darien Lake near Buffalo, NY; Waterworld USA in Concord, CA; Elitch Gardens in Denver, CO; Splashtown in Houston, TX; the Frontier City theme park and the White Water Bay water park in Oklahoma City, OK; and Wild Waves and Enchanted Village near Seattle, WA.  The accompanying consolidated financial statements for all years presented reflect the results as a discontinued operation.  See Note 3.

During the first quarter of 2006, we exercised our right to terminate the ground lease at our Sacramento, California water park following the 2006 season.  In March 2007, we sold substantially all of the assets of the water park for approximately $950,000. In November 2006, we completed the sale of substantially all of the assets of our water park in Columbus, Ohio to our lessor, the Columbus Zoo for $2.0 million.  The accompanying consolidated financial statements for the year ended December 31, 2007 reflect select assets and liabilities of the parks held for sale as assets held for sale, the liabilities as liabilities from discontinued operations and their results as discontinued operations.  See Note 3.

In July 2007, we acquired all of the assets of Six Flags Discovery Kingdom (formerly Six Flags Marine World) that were owned by the City of Vallejo, California, our joint venture partner, for a cash purchase price of $52,777,000.  See Note 3.

Unless otherwise indicated, references herein to “we,” “our” or “Six Flags” means Six Flags, Inc. and our subsidiaries, and “Holdings” refers only to Six Flags, Inc., without regard to our subsidiaries.

(b)           Basis of Presentation

Our accounting policies reflect industry practices and conform to GAAP.

Subsequent to our bankruptcy filing on June 13, 2009, we follow the accounting prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“FASB ASC 852”).  This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  We have written-off costs that are associated with unsecured debt that is included in liabilities subject to compromise at December 31, 2009.  See Note 2(c) “Reorganization Items.”  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, have not been adjusted.

The consolidated financial statements include our accounts, our majority and wholly-owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests.

During the fourth quarter of 2003, we adopted SFAS Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” which was subsequently reissued in December 2003 as

Interpretation No. 46—Revised (FIN 46) and codified in FASB ASC 810.  Pursuant to those provisions we consolidate the partnerships and joint ventures that own Six Flags Over Texas, Six Flags Over Georgia, Six Flags White Water Atlanta and Discovery Kingdom (formerly Six Flags Marine World) as we have determined that we have the most significant economic interest because we receive a majority of these entity’s expected losses or expected residual returns and have the ability to make decisions that significantly affect the results of the activities of these entities.  The equity interests owned by nonaffiliated parties in these entities are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interest.  The portion of earnings from these parks owned by non-affiliated parties in these entities is reflected as net loss attributable to noncontrolling interests in the accompanying consolidated statements of operations and in the consolidated statements of cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified into FASB ASC 810, which changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  The new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We adopted the new guidance at January 1, 2010.  As a result of adopting FASB ASC 810, we will include  HWP Development, LLC joint venture as a subsidiary in our consolidated financial statements beginning with the first quarter of 2010.

Intercompany transactions and balances have been eliminated in consolidation.

(c)  Reorganization Items

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

	December 31, 2009	December 31, 2008
	(in thousands)
Write-off of unamortized debt issuance costs, premiums and discounts associated with unsecured debt subject to compromise	$67,581	$—
Costs and expenses directly related to the reorganization	34,347	—
Impairment of Kentucky Kingdom assets from lease rejection	36,936	—
Total reorganization items	$138,864	$—

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee.

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  We will classify the results of operations for our Louisville park as discontinued operations in the first quarter of 2010.  We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of reorganization items in the statement of operations for the year ended December 31, 2009.  The fair value of the parks assets that will remain, except for the land we own, were valued at zero based on the rejection of the lease.  The land was valued at the appraised value based on comparable sales information, which is a level 2 fair value measurement.

Net cash paid for reorganization items, entirely constituting professional fees, as of December 31, 2009 totaled $21,660,000.

(d)  Liabilities Subject to Compromise

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

Liabilities subject to compromise consist of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
Accounts payable and other accrued expenses	$66,392	$—
Accrued interest payable	49,877	—
Unsecured debt	988,305	—
Unsecured convertible notes	280,000	—
Other long-term liabilities	—	—
PIERS (includes $31.2 million of accrued dividends)	306,650	—
Total liabilities subject to compromise	$1,691,224	$—

Liabilities subject to compromise at December 31, 2009 include trade accounts payable of approximately $19.6 million related to purchases prior to the Petition Date, which generally have not been paid.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payments related to these liabilities.

In accordance with the guidance provided in FASB ASC Topic 480, “Distinguishing Liabilities From Equity” and FASB ASC 852, during the third quarter of 2009 we reclassified the $275.4 million redemption value of PIERS (after giving effect to $12.1 million of PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31.2 million from mezzanine equity to liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  In the current Plan, the PIERS are considered an unsecured equity interest subject to compromise and the holders of such instruments are expected to receive no recovery.

(e)          Cash Equivalents

Cash equivalents of $137,000,000 and $180,000,000 at December 31, 2009 and 2008, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash.  For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

(f)              PARC Note

We recorded the PARC Note of $37.0 million at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations.  We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of FASB ASC Topic 310, “Receivables.”  As of December 31, 2009, we have collected payments in the amount of $8.1 million leaving the PARC Note receivable balance at $3.3 million.  See Note 3.

(g)           Inventories

Inventories are stated at weighted average cost or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies.  We have recorded a valuation allowance for slow moving inventory of $419,000 and $434,000 as of December 31, 2009 and 2008, respectively.

(h)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $21,251,000 and $19,762,000 of spare parts inventory for existing rides and attractions at December 31, 2009 and 2008, respectively.  These items are expensed as the repair or maintenance of rides and attractions occur.

(i)              Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired.  The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit.  At December 31, 2009 and 2008, we had $3,782,000 and $7,662,000 in prepaid advertising, respectively.  The amounts capitalized at year end are included in prepaid expenses.

Advertising and promotions expense was $91,456,000, $93,078,000, and $126,374,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

(j)              Debt Issuance Costs

We capitalize costs related to the issuance of debt.  The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue.

(k)           Property and Equipment

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

(l)              Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually.  To accomplish this, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.  For 2007, 2008 and 2009, we consisted of a single reporting unit and compared the market price of our stock, representing market capitalization of the single reporting unit, to the carrying amount of our stockholders’ equity (deficit).  For each year, the fair value of the single reporting unit exceeded our carrying amount.  Accordingly, no impairment was required.

If the fair value of the reporting unit were to be less than the carrying amount, we would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Our unamortized goodwill is $1,050.1 million at December 31, 2009.

The following table provides a reconciliation of the carrying amount of our goodwill as of December 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Beginning balance	$1,048,122	$1,052,009
Exchange rate adjustments	2,003	(4,360)
Acquisition of Partnership Park units	—	473
Ending balance	$1,050,125	$1,048,122

Based on the preliminary estimates used in the Plan, upon emergence from Chapter 11 we are expecting to write off the majority of our goodwill as a part of the fresh start accounting adjustments governed by FASB ASC 852.

The following table reflects our intangible assets which are subject to amortization (in thousands):

	As of December 31, 2009		As of December 31, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$—	—	$110	110	$110	110
Licenses and other	19,250	8,750	19,142	7,778	18,884	6,575
	$19,250	8,750	$19,252	7,888	$18,994	6,685

We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $815,000 over each of the next five years.  The range of useful lives of the intangible assets is from 2 to 25 years, with a weighted average of 21.4 years.

(m)      Long-Lived Assets

Long-lived assets were $2,539.1 million including goodwill and other intangible assets of $1,060.6 million as of December 31, 2009.  Long-lived assets included property and equipment and intangible assets.

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

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  We will classify the results of operations for Louisville park as discontinued operations in the first quarter of 2010.  Furthermore, we recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of reorganization items in the statement of operations for the year ended December 31, 2009.  The fair value of the parks assets that will remain, except for the land we own, were valued at zero based on the rejection of the lease.  The land was valued at the appraised value based on comparable sales information, which is a level 2 fair value measurement.

(n)           Revenue Recognition

We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer.  For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the customer attends our parks.  Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying consolidated statements of operations.  Deferred income at December 31, 2009 primarily reflects advanced sales of 2010 season passes.

(o)           Interest Expense

Interest on notes payable is generally recognized as expense on the basis of stated interest rates.  Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).  See Note 7.

(p)           Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  We have recorded a valuation allowance of $620,229,000, $596,311,000 and $470,853,000 as of December 31, 2009, 2008 and 2007, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of December 31, 2009, we had approximately $1.9 million accrued for interest and penalties.

Beginning in 2006, we no longer permanently reinvested foreign earnings, therefore, United States deferred income taxes have been provided on foreign earnings.

(q)           Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period.  No adjustments for the exercise of stock options or the conversion of the 2015 Notes or the PIERS were included in the 2009, 2008 and 2007 computations of diluted loss per share because the effect would have been antidilutive.  See Note 2(r) for additional information relating to the number of stock options outstanding.

The PIERS required mandatory redemption by August 15, 2009 at 100% of the liquidation preference in cash, which amounted to approximately $275.4 million (after giving effect to $12.1 million of PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31.2 million.  Under the Plan, the PIERS will be cancelled and holders will receive no payment or other consideration.  The 2015 Notes were issued in November 2004 and are convertible into approximately 44,094,000 shares of common stock.   Under the Plan, the 2015 Notes are Allowed Unsecured Claims against Holdings.

Preferred stock dividends and amortization of related issue costs of $16,342,000, $21,970,000 and $21,970,000 were included in determining net loss applicable to common stock in 2009, 2008 and 2007, respectively.

(r)    Stock Compensation

The Debtors, after emergence from bankruptcy, expect to implement the Long-Term Incentive Plan for management, selected employees and directors of the reorganized companies, providing incentive compensation in the form of new issuances of stock options and/or restricted stock in Holdings.

As a result of Chapter 11 Filing, it is unlikely that the restricted stock or stock options granted to employees and directors in the past under the stock-based compensation arrangements described below will retain any value, as the Plan proposes that all existing stockholders of Holdings will not receive any compensation for their claims.

As described below, we maintain stock-based compensation arrangements under which employees and directors are awarded grants of restricted stock and stock options.  During the three years ended December 31, 2009, 2008 and 2007, stock-based compensation was $2,597,000,  $6,202,000 and $12,525,000 (included $3,711,000 of accrued 2007 bonuses that were paid in stock during the first quarter of 2008 and were included in accrued compensation in the accompanying consolidated balance sheet as of December 31, 2007), respectively.

Certain members of our management and professional staff have been issued seven-, eight- and ten-year options to purchase common shares under our 2008, 2007, 2006, 2004, 2001, 1998, 1996, 1995 and 1993 Stock Option and Incentive Plans (collectively, the “Option Plans”).  Through December 31, 2009, all stock options granted under the Option Plans have been granted with an exercise price equal to the underlying stock’s fair value at the date of grant.  Except for conditional options issued in 1998, options generally may be exercised on a cumulative basis with 20% of the total exercisable on the date of issuance and with an additional 20% being available for exercise on each of the succeeding anniversary dates.  Any unexercised portion of the options will automatically terminate upon the seventh, eighth or tenth anniversary of the issuance date or following termination of employment with the exception of grants that contain provisions which, in the event of a change in control of us, may accelerate the vesting of the awards.

In June 2001, Holdings’ stockholders approved a stock option plan for non-management directors providing for options with respect to an aggregate of 250,000 shares.  In June 2004, Holdings’ stockholders approved a stock option plan for employees and directors providing for options with respect to 1,800,000 shares.  In May 2006, Holdings’ stockholders approved a stock option plan for employees and directors providing for options with respect to 2,000,000 shares.  In May 2007, our stockholders approved a stock option plan for employees and directors providing for options with respect to 4,000,000 shares of Holdings’ common stock.  In May 2008, Holdings’ stockholders approved a stock option plan for employees and directors providing for options with respect to 3,250,000 shares of Holdings’ common stock.  Through December 31, 2005, Holdings has granted to its non-management directors an aggregate of 1,185,000 options with a weighted average exercise price of $9.12 and weighted average remaining life to maturity of 2.22 years.  During the first quarter of 2006, four of Holdings’ former non-management directors exercised 96,000 of their previously granted options and forfeited their remaining 304,000 options upon their removal from Holdings’ board.  Additionally, Holdings issued 745,000 and 465,000 shares to Holdings’ current non-management directors in 2006 and 2007, respectively.  50,000 stock options were granted during 2009 to Holdings’ Chief Financial Officer pursuant to the terms of his employment agreement.  Other than exercise prices, the terms of the directors’ options are comparable to options issued to management.

At December 31, 2009, there were 3,875,000 additional shares available for grant under the Option Plans.  In June 2006, 2,810,000 options that had been issued as liability based options to 16 employees were modified to obtain equity based status.  This modification resulted in $4,022,000 of liabilities, related to stock-based compensation, to be reclassified to equity.  The per share weighted-average fair value of stock options granted during 2007 and 2006, and after consideration of the modification, was $1.99 and $4.60, respectively, on the date of grant or the modification date.  No stock options were granted during 2008 and 50,000 stock options were granted during 2009.

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

The estimated fair value of options granted to our President and Chief Executive Officer with a market condition was calculated using the Monte Carlo option pricing valuation model.  This model takes into account several factors and assumptions.  The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant.  The expected term (estimated period of time outstanding) is estimated using the contractual term of the option and the historical effects of employees’ expected exercise and post-vesting employment termination behavior.  Expected volatility was equal to the expected volatility utilized in the Black-Scholes option pricing valuation model described above.  The expected dividend yield is based on expected dividends for the expected term of the stock options.  The vesting hurdles were based on the market prices of Holdings’ common stock pursuant to the terms of the option grants ($12 and $15) and the exercise multiple utilized was 1.75 which assumes that the option holder will exercise once the stock price has appreciated to 1.75 times the grant price.

The weighted-average assumptions used in the option pricing valuation models for options granted in the years ended 2009, 2008 and 2007 are as follows:

	2009		2008		2007
	Employees	Directors	Employees	Directors	Employees	Directors
Risk-free interest rate	1.79%	—	—	—	4.32%	4.23%
Expected life (in years)	5.68	—	—	—	4.98	5.63
Expected volatility	68%	—	—	—	53%	59%
Expected dividend yield	—	—	—	—	—	—

Stock option activity during the years indicated is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2006	3,275,000	$9.81
Granted	3,850,000	4.07
Exercised	—	—
Forfeited	(190,000)	8.53
Expired	(41,000)	20.00
Balance at December 31, 2007	6,894,000	6.56
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	2.17
Expired	—	—
Balance at December 31, 2008	6,884,000	6.57
Granted	50,000	0.33
Exercised	—	—
Forfeited	(170,000)	6.19
Expired	(274,000)	13.70
Balance at December 31, 2009	6,490,000	6.23	6.34	—
Options exercisable at December 31, 2009	4,049,000	$6.39	6.31	—

At December 31, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.33 to $10.33 and 6.34 years, respectively.  The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.  The total fair value of options that vested during 2009, 2008 and 2007 was $3.7 million, $3.7 million and $3.8 million, respectively.

At December 31, 2009, 2008, and 2007, options exercisable were 4,049,000, 3,207,000 and 1,982,000, respectively, and weighted-average exercise price of those options was $6.39, $7.17 and $7.87, respectively.

As of December 31, 2009, there was $0.6 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized is 1.44 years.

Pursuant to the Plan, all existing equity interests in SFI, including common stock, par value 0.025 per share, will be cancelled upon emergence from bankruptcy.

Restricted Stock Grants

Restricted shares of Holdings’ common stock may be awarded under the Option Plans and are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose.  The Compensation Committee may also determine when and under what circumstances the restrictions may lapse and whether the participant receives the rights of a stockholder, including, without limitation, the right to vote and receive dividends.  Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions is forfeited upon termination of employment.  The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

We issued 855,000 shares of restricted stock during the year ended December 31, 2007 to certain executives, which vest as follows: (i) 1,667 shares vested on January 1, 2008, (ii) 1,667 shares vested on January 1, 2009, (iii) 201,664 shares vested on January 1, 2010 and (iv) 650,002 shares will vest on January 1, 2011.

We issued 2,505,518 shares of restricted stock during the year ended December 31, 2008 as settlement for 2007 accrued management bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007.  Of the 2,505,518 shares issued (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match vested on September 10, 2008, (iv) 19,013 shares were forfeited upon the termination of several employees in 2008, (v) 21,082 shares were forfeited upon the termination of several employees in 2009, and (vi) 271,996 shares will vest in 2011 if certain performance based financial goals of the Company are met.

We issued 50,000 shares of restricted stock during 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.

A summary of the status of our restricted stock awards as of December 31, 2009 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2009	1,731,412	$4.99
Granted	50,000	0.33
Vested	(5,000)	5.54
Forfeited	(29,415)	3.70
Non-vested balance at December 31, 2009	1,746,997	$4.88

The weighted average grant date fair value per share of our restricted stock awards granted during the years ended December 31, 2009, 2008 and 2007 was $0.33, $1.80 and $3.62, respectively.  The total grant date fair value of Holdings’ restricted stock distributed during the years ended December 31, 2009, 2008 and 2007 was $0.02 million, $4.5 million and $3.1 million, respectively.  The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $0.03 million, $4.0 million and $1.5 million, respectively.  As of December 31, 2009, there was $0.9 million of unrecognized compensation costs related to our restricted stock awards.  The weighted average period over which that cost is expected to be recognized is 1.01 years.

Pursuant to the Plan, all existing equity interests in SFI, including common stock, par value 0.025 per share, and PIERS, representing one one-hundredth (1/100) beneficial interest in a share of SFI’s 7¼% convertible preferred stock, will be cancelled upon emergence from bankruptcy.  See Note 1(a).

(s)   Investment Securities

Restricted-use investment securities at December 31, 2009 consists primarily of $1.4 million in funds deposited in escrow for utilities and CAD$1.0 million deposited in escrow in an interest bearing account to backstop a letter of credit issued to the city of Montreal related to the land lease at our park in Canada.

(t)    Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss, changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and changes in the net actuarial gains and amortization of prior service costs on our defined benefit retirement plan and is presented in the consolidated statements of stockholders’ equity (deficit) and other comprehensive income (loss) as accumulated other comprehensive income (loss).

(u)   Redeemable noncontrolling interest

We record the carrying amount of our redeemable noncontrolling interests at their fair value at the date of issuance.  We recognize the changes in their redemption value immediately as they occur and adjust the carrying value of these redeemable noncontrolling interests to equal the redemption value at the end of each reporting period.  This method would view the end of the reporting period as if it were also the redemption date for the redeemable noncontrolling interests.  We conduct an annual review to determine if the fair value of the redeemable units is less than the redemption amount.  If the fair value of the redeemable units is less than the redemption amount, there would be a charge to earnings per share allocable to common stockholders.  The redemption amount at the end of each reporting period did not exceed the fair value of the redeemable units.

(v)   Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(w)   Reclassifications

Reclassifications have been made to certain amounts reported in 2008 and 2007 to conform to the 2009 presentation.

(x)   Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” codified into FASB ASC 820.  The new accounting guidance provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  However, no requirements for any new fair value measurements are established.  We adopted the new guidance on fair value measurements on January 1, 2008.  The adoption of the new guidance had no impact on our financial statements, but did require additional disclosures.

FASB ASC 820 defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The new guidance also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•                                          Level 1: quoted prices in active markets for identical assets;

•                                          Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and

•                                          Level 3: inputs to the valuation methodology are unobservable for the asset or liability.

This hierarchy requires the use of observable market data when available.

In December 2007, we elected to early adopt Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities,” as amended at the March 12, 2008 meeting of the EITF and codified into FASB ASC 480.  As a result of this change, we have reflected the full redemption price of the puttable limited partnership units for Six Flags Over Georgia and Six Flags Over Texas as “mezzanine equity,” which is located between liabilities and equity on our balance sheet, with a reduction of noncontrolling interest liability and capital in excess of par value.  After the date of adoption, we accounted for limited partnership units put to us by reducing redeemable noncontrolling interests with an offsetting increase to capital in excess of par value as well as recording the purchase of the assets and disbursement of cash.  As a result of our adoption of SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51,” codified into FASB ASC 810, any purchases of puttable limited partnership units made after January 1, 2009 are no longer subject to purchase accounting, but are accounted for by reducing our redeemable noncontrolling interests and cash, respectively.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified into FASB ASC 740.  The new guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as discusses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the new accounting guidance under this pronouncement beginning January 1, 2007.

As a result of adopting the new guidance under FASB ASC 740, we recognized $32,943,000 in deferred tax assets associated with net operating losses that relate to tax contingencies acquired in connection with purchase business combinations and an offsetting increase to the deferred tax asset valuation allowance, as this deferred tax asset was determined to not be realizable.  We have a total of $48,072,000 in unrecognized tax benefits associated with other net operating losses related to acquired tax contingencies.  If the benefits of these losses were to be recognized, the impact would likely be an increase in the deferred tax asset valuation allowance, unless we determine the net operating losses would be utilized prior to their expiration.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” codified into FASB ASC 825.  The new accounting guidance permits entities to choose to measure certain financial instruments and other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings.  The new guidance is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of FASB ASC 820 at the same time.  We adopted both standards concurrently on January 1,

2008.  At January 1, 2008, we did not elect to apply the provisions of FASB ASC 825 to eligible items at the effective date.  The new guidance did not impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), codified into FASB ASC 805.  The new guidance retains the fundamental requirements that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations.  The scope of the new pronouncement is broader than that of the previous guidance, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, the new guidance improves the comparability of the information about business combinations provided in financial reports.  FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill.  The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will evaluate how the new requirements of FASB ASC 805 would impact any business combinations completed in 2010 or thereafter.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51,” codified into FASB ASC 810.  The new pronouncement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes reporting requirements that provide disclosures necessary to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The new guidance is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited.  Retroactive adoption of the presentation and disclosure requirements is required for existing minority interests.  The consolidated financial statements herein reflect the adoption of FASB ASC 810.  All other requirements of the new pronouncement will be applied prospectively.  As a result of our adoption of this accounting pronouncement as of January 1, 2009, future purchases of “puttable” limited partnership units in the Partnership Parks will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable noncontrolling interests and cash, respectively.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” codified into FASB ASC 470.  The new accounting guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer’s nonconvertible borrowing rate.  The guidance is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding.  FASB ASC 470 changes the accounting treatment for our convertible notes due in May 2015 (“Convertible Notes”) and will result in an increase to non-cash interest reported in our historical financial statements as well as our future financial statements as long as we continue to have the Convertible Notes outstanding.  The new guidance changed the accounting treatment for the 2015 Notes and resulted in an increase to non-cash interest reported in our historical financial statements as well as our current and future financial statements as long as we continue to have the 2015 Notes outstanding.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

The following consolidated balance sheet as of December 31, 2008 and the following consolidated statements of operations, consolidated statements of stockholders’ deficit and comprehensive loss, and the consolidated statements of cash flows line items for the years ended December 31, 2008 and 2007 were affected by FASB ASC 810 and FASB ASC 470:

Consolidated Balance Sheet

December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Debt issuance costs	$31,910,000	$—	$(716,000)	$31,194,000
Total assets	$3,030,845,000	$—	$(716,000)	$3,030,129,000
Long-term debt	$2,112,272,000	$—	$(68,042,000)	$2,044,230,000
Capital in excess of par value	$1,404,346,000	$—	$87,148,000	$1,491,494,000
Accumulated deficit	$(1,794,156,000)	$—	$(19,822,000)	$(1,813,978,000)
Total stockholders’ deficit	$(443,825,000)	$—	$67,326,000	$(376,499,000)
Total liabilities and stockholders’ deficit	$3,030,845,000	$—	$(716,000)	$3,030,129,000

Consolidated Statement of Operations

Year Ended December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Interest expense	$178,516,000	$—	$6,854,000	$185,370,000
Minority interest in earnings	$(40,728,000)	$40,728,000	$—	$—
Income from continuing operations before income taxes and discontinued operations	$19,358,000	$40,728,000	$(6,854,000)	$53,232,000
Loss from continuing operations before discontinued operations	$(97,272,000)	$40,728,000	$(6,854,000)	$(63,398,000)
Net loss	$(112,963,000)	$40,728,000	$(6,854,000)	$(79,089,000)
Plus: Net loss attributable to noncontrolling interests	$—	$(40,728,000)	$—	$(40,728,000)
Loss per share from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.23)	$—	$(0.07)	$(1.30)
Net loss per share applicable to Six Flags, Inc. common stockholders	$(1.39)	$—	$(0.07)	$(1.46)

Year Ended December 31, 2007	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Interest expense	$200,846,000	$—	$6,489,000	$207,335,000
Minority interest in earnings	$(39,684,000)	$39,684,000	$—	$—
Loss on debt extinguishment	$13,210,000	$—	$(4,340,000)	$8,870,000
Loss from continuing operations before income taxes and discontinued operations	$(233,017,000)	$39,684,000	$(2,149,000)	$(195,482,000)
Loss from continuing operations before discontinued operations	$(239,220,000)	$39,684,000	$(2,149,000)	$(201,685,000)
Net loss	$(253,159,000)	$39,684,000	$(2,149,000)	$(215,624,000)
Plus: Net loss attributable to noncontrolling interests	$—	$(39,684,000)	$—	$(39,684,000)
Loss per share from continuing operations applicable to Six Flags, Inc. common stockholders	$(2.76)	$—	$(0.03)	$(2.79)
Net loss per share applicable to Six Flags, Inc. common stockholders	$(2.90)	$—	$(0.03)	$(2.93)

Consolidated Statement of Stockholders Deficit and Comprehensive Loss

Year Ended December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Capital in excess of par value	$1,404,346,000	$—	$87,148,000	$1,491,494,000
Accumulated deficit	$(1,794,156,000)	$—	$(19,822,000)	$(1,813,978,000)
Total stockholders’ deficit	$(443,825,000)	$—	$67,326,000	$(376,499,000)
Net loss	$(112,963,000)	$—	$(6,854,000)	$(119,817,000)
Comprehensive loss	$(180,021,000)	$—	$(6,854,000)	$(186,875,000)

Year Ended December 31, 2007	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Capital in excess of par value	$1,393,622,000	$—	$87,148,000	$1,480,770,000
Accumulated deficit	$(1,659,223,000)	$—	$(12,968,000)	$(1,672,191,000)
Total stockholders’ deficit	$(252,620,000)	$—	$74,180,000	$(178,440,000)
Net loss	$(253,159,000)	$—	$(2,149,000)	$(255,308,000)
Comprehensive loss	$(232,608,000)	$—	$(2,149,000)	$(234,757,000)

Condensed Consolidated Statement of Cash Flows

Year Ended December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Net Loss	$(112,963,000)	$40,728,000	$(6,854,000)	$(79,089,000)
Minority interest in earnings	$40,728,000	$(40,728,000)	$—	$—
Minority interest in distributions	$(40,728,000)	$40,728,000	$—	$—
Interest accretion on notes payable	$(780,000)	$—	$7,319,000	$6,539,000
Amortization of debt issuance costs	$5,906,000	$—	$(465,000)	$5,441,000
Total adjustments	$179,892,000	$—	$6,854,000	$186,746,000
Net cash provided by operating activities	$66,929,000	$40,728,000	$—	$107,657,000
Non-controlling interest distributions	$—	$(40,728,000)	$—	$(40,728,000)
Net cash provided by financing activities	$210,474,000	$(40,728,000)	$—	$169,746,000

Year Ended December 31, 2007	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Net Loss	$(253,159,000)	$39,684,000	$(2,149,000)	$(215,624,000)
Minority interest in earnings	$39,684,000	$(39,684,000)	$—	$—
Minority interest in distributions	$(45,812,000)	$45,812,000	$—	$—
Interest accretion on notes payable	$229,000	$—	$7,029,000	$7,258,000
Amortization of debt issuance costs	$7,667,000	$—	$(540,000)	$7,127,000
Loss on debt extinguishment	$13,210,000	$—	$(4,340,000)	$8,870,000
Total adjustments	$217,002,000	$6,128,000	$2,149,000	$225,279,000
Net cash provided by operating activities	$(36,157,000)	$45,812,000	$—	$9,655,000
Non-controlling interest distributions	$—	$(45,812,000)	$—	$(45,812,000)
Net cash used in financing activities	$(24,273,000)	$(45,812,000)	$—	$(70,085,000)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133,” codified into FASB ASC 815.  The new accounting guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  This guidance applies to all derivative instruments, as well as non-derivative hedging instruments and all hedged items designated and qualifying under scope of FASB ASC 815.  The new accounting guidance is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It encourages, but does not require, comparative disclosures for periods prior to its final adoption.  FASB ASC 815 had no impact on our consolidated financial statements.

In December 2008, the FASB issued Staff Position No.  FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which was codified into FASB ASC Topic 715, “Compensation — Retirement Benefits” (“FASB ASC 715”).  The new guidance enhances an employer’s disclosures about the plan assets of a defined benefit pension or other postretirement plans.  In particular, it requires additional information on investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements.  The enhanced disclosures around plan assets are required for fiscal years ending after December 15, 2009.  Upon initial application, comparative period disclosures are not required for earlier periods.  The adoption of this new accounting guidance did not impact the Company’s consolidated financial statements. We expanded our disclosures in accordance with FASB ASC 715 in the annual report on Form 10-K for the year ending December 31, 2009.  See Note 11 to the Consolidated Financial Statements for pension plan disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which was codified into FASB ASC 855.  The new guidance defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date.  Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements.  Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading.  The guidance requires disclosure of the date through which subsequent events have been evaluated.  For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made.  Furthermore, in February 2010, the FASB issued ASC Update No. 2010-09, “Subsequent Events” (“ASC Update 2010-09”), which amended the previous requirement for public companies to disclose the date through which the subsequent events have been evaluated.  The guidance is effective upon issuance.  We adopted FASB ASC 855 for the interim period ending June 30, 2009 and FASB ASC Update 2010-09 upon issuance in February 2010.  Adoption did not affect the recognition or disclosure of subsequent events.  We evaluate subsequent events up to the date we file our Annual Report on Form 10-K with the Securities and Exchange Commission for our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified into FASB ASC 810.  FASB ASC 810 changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  The new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We adopted the new guidance at January 1, 2010.   As a result of adopting FASB ASC 810, we consolidated HWP Development, LLC joint venture as of January 1, 2010, which resulted in a $40.8 million and a $33.5 million increase our assets and liabilities, respectively.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was codified into FASB ASC 105.  The new guidance establishes FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The FASB Accounting Standards Codification supersedes and deems unauthoritative all non-grandfathered non-SEC accounting literature not included in the Codification.  The new guidance is effective for the financial statements issued for the interim and annual periods ending after September 15, 2009.  We adopted FASB ASC 105 for interim period ending September 30, 2009.  The adoption had no impact on our financial statements.  We cited the relevant parts of FASB Accounting Standards Codification in the current quarter report and will apply the new presentation prospectively.

In August of 2009, the FASB issued ASC Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASC Update No. 2009-05”).  ASC Update No. 2009-05 provides amendments to FASB ASC 820 for the fair value measurement of liabilities.  The updated guidance states that when the quoted price in an active market for the identical liability is not available, a reporting entity can measure fair value of the liability using quoted prices of the identical or similar liability when traded as an asset.   Such valuation method will result in Level 1 fair value measurement.  The updated guidance also provides for other valuation techniques that are consistent with the principles of FASB ASC 820.  A further clarification is provided for the fair value estimate of the liability, stating that such estimate does not have to be adjusted for the existing restrictions that prevent the transfer of the liability.  ASC Update No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  We adopted ASC Update No. 2009-05 for the interim period ending

September 30, 2009.  The adoption did not impact our existing approach used in determining fair-value measurement of the liabilities.

In August 2009, the FASB issued ASC Update No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASC Update No. 2009-04”).  This guidance updates FASB ASC 480 of the current Codification per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  ASC Update No. 2009-04 does not change the existing accounting guidance for classification and disclosures related to preferred securities that are redeemable for cash or other assets.  Rather, it expands on the application of the current guidance to other redeemable equity instruments, providing specific examples for applying the guidance to freestanding financial instruments, equity instruments subject to registration payment arrangements, share-based payment awards, convertible debt instruments that contain a separately classified equity component, certain redemptions upon liquidation events, and certain redemptions covered by insurance proceeds.  We adopted ASC Update No. 2009-04 for the interim period ending September 30, 2009.  The adoption of ASC Update No. 2009-04 did not affect our consolidated financial statement presentation and disclosures.

(3)     Acquisition and Disposition of Theme Parks

During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005.  We have recorded appropriate provisions for impairment and liabilities related to the abandonment of our New Orleans park operations in the consolidated balance sheets as of December 31, 2009 and 2008 and the consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations.  During the third quarter of 2009, we mutually agreed with the City of New Orleans to terminate our lease with the City of New Orleans and to settle the related litigation, pursuant to which we, among other things, paid the City of New Orleans $3 million and transferred title to our property and equipment at the site to the City of New Orleans, including land owned by us adjacent to the leased site.  See Note 14.

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

The following table reflects the unaudited pro forma net loss and net loss per share as if this transaction occurred on January 1, 2007 (in thousands except per share amounts):

2007

Net loss attributable to Six Flags, Inc.	$(249,785)

Net loss applicable to Six Flags, Inc. common stockholders	$(271,755)
Weighted average number of common shares outstanding
- basic and diluted:	94,747

Net loss per average common share outstanding
- basic and diluted:	$(2.87)

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

Pursuant to FASB ASC Topic 360, “Property, Plant and Equipment” and FASB ASC Topic 250-20, “Discontinued Operations,” our consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks sold and held for sale in 2005, 2006, 2007 and 2008 as discontinued operations and for all periods presented to reflect the operations of the Sale Parks and our New Orleans park as discontinued operations on the December 31, 2009 and 2008 consolidated balance sheets as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Current assets	$—	$—
Property, plant and equipment, net	—	—
Intangible assets	—	—
Other assets	—	—
Total assets held for sale	$—	$—

Current liabilities	$—	$1,400
Other liabilities	—	6,730
Total liabilities from discontinued operations	$—	$8,130

The following are components of the net results of discontinued operations, including the Sale Parks, for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Operating revenue	$—	$—	$2,313
Loss on sale of discontinued operations	—	—	(1,888)
Loss from discontinued operations before income taxes	(2,410)	(12,277)	(17,403)
Impairment on assets held for sale	—	(3,490)	1,088
Reduction in contingent liabilities from sale indemnities	14,237	76	4,264
Net results of discontinued operations	$11,827	$(15,691)	$(13,939)

Our long-term debt is at the consolidated level and is not reflected at each individual park.  Thus, we have not allocated a portion of interest expense to the discontinued operations.

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park.  We will classify the results of operations for our Louisville park as discontinued operations in the first quarter of 2010.  We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of reorganization items in the statement of operations for the year ended December 31, 2009.

(4)              Property and Equipment

Property and equipment, at cost, are classified as follows:

	December 31,
	2009	2008
Land	$143,948,000	$145,046,000
Land improvements	385,836,000	368,860,000
Buildings and improvements	459,406,000	445,656,000
Rides and attractions	1,382,955,000	1,373,995,000
Equipment	327,421,000	321,382,000
Total	2,699,566,000	2,654,939,000
Less accumulated depreciation	1,221,134,000	1,094,466,000
	$1,478,432,000	$1,560,473,000

(5)              Noncontrolling Interests, Partnership and Joint Ventures

Noncontrolling interest represents the third parties’ share of the assets of the four parks that are less than wholly-owned, Six Flags Over Texas, Six Flags Over Georgia (including Six Flags White Water Atlanta which is owned by the partnership that owns Six Flags Over Georgia) and Six Flags Discovery Kingdom (formerly Six Flags Marine World) until July 31, 2007 when we acquired the remaining noncontrolling interests.  See Note 3.

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

Noncontrolling interests represent the third parties’ redeemable units of SFOT and SFOG.  The following table presents a rollforward of redeemable noncontrolling interests:

Redeemable Noncontrolling Interest
Balance at December 31, 2007	$415,350,000
Purchases of redeemable units of SFOT and SFOG	(956,000)
Net income attributable to noncontrolling interests	40,728,000
Distributions to noncontrolling interests	(40,728,000)
Balance at December 31, 2008	$414,394,000
Purchases of redeemable units of SFOT and SFOG	(58,461,000)
Net income attributable to noncontrolling interests	35,072,000
Distributions to noncontrolling interests	(35,072,000)
Balance at December 31, 2009	$355,933,000

We have accounted for our interest in the HWP Development LLC joint venture under the equity method and have included our investment of $1,800,000 and $2,257,000 as of December 31, 2009 and December 31, 2008, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

As a result of adopting FASB ASC 810 issued by FASB in June of 2009 and effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, we will consolidate HWP Development, LLC as of January 1, 2010.   As a result of adopting FASB ASC 810, we consolidated HWP Development, LLC as of January 1, 2010, which resulted in a $40.8 million and a $33.5 million increase in our assets and liabilities, respectively.

On June 18, 2007 we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2%.  We have accounted for our investment under the equity method and have included our investment of $43,453,000 and $39,513,000 as of December 31, 2009 and 2008, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

See Note 14 for a description of the partnership arrangements applicable to Six Flags Over Texas and Six Flags Over Georgia.

(6)              Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Credit Agreement (see Note 7) into a fixed rate obligation.  The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%).  On June 16, 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

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

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the twelve months ended December 31, 2009 and 2008:

Gain
Balance at December 31, 2007	$—
Change in cash flow	6,775,000
Reclassification to interest expense	(2,249,000)
Balance at December 31, 2008	4,526,000
Reclassification to interest expense	(3,256,000)
Ending balance at December 31, 2009	$1,270,000

As of December 31, 2009, approximately $1,256,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months.

During the fourth quarter of 2008, it was determined that our interest rate swaps no longer met the probability test under FASB ASC 815.  At that time, hedge accounting treatment was discontinued for the two interest rate swaps and a loss of $15,032,000 was recorded in other expense.  As a result of the termination of the interest rate swaps on June 16, 2009, we recorded a $16,390,000 loss in other expense in 2009.

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

Up until the notification of termination of the interest rate swaps on June 16, 2009, we have elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first three years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk.  Mid-market LIBOR pricing is used as a practical expedient for fair value measurements.  Key inputs, including the LIBOR cash rates for very short term, futures rates for up to three years and LIBOR swap rates beyond the derivative maturity, are bootstrapped to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date.  Inputs are collected from Bloomberg on the last market day of the period.  The same rates used to bootstrap the yield curve are used to discount the future cash flows.  We are required to discount derivative liabilities to reflect the potential credit risk to lenders.  We elected to discount the cash flows of the derivative liabilities using a credit default swap basis available from Bloomberg and applied it to all cash flows.  Discounting for our credit using credit default swap rates resulted in a substantial reduction of the liability recorded at December 31, 2008.

The fair value of our obligation under the interest rate swaps of approximately $19,992,000 at December 31, 2009 is recorded in other long-term liabilities in the accompanying consolidated balance sheet and is considered a Level 1 fair value measurement.  The fair value of the interest rate swaps was approximately $9,070,000 at December 31, 2008 and is recorded in other long-term liabilities and is considered a Level 2 fair value measurement.

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

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in “Accumulated other comprehensive income (loss)” (AOCL) when in qualifying effective relationships, and directly in other expense when they are not.  These amounts are reclassified to interest expense when the forecasted transaction takes place.

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

(7)            Long-Term Debt

At December 31, 2009 and 2008, long-term debt consists of:

	2009	2008
Long-term Debt - Secured:
Credit Agreement (a)	$1,105,394,000	$1,081,408,000
12 1/4% Senior Notes due 2016 (b)	—	400,000,000
8 7/8% Senior Notes due 2010 (c)	—	131,077,000
9 3/4% Senior Notes due 2013 (d)	—	142,441,000
9 5/8% Senior Notes due 2014 (e)	—	314,787,000
4 1/2% Convertible Senior Notes due 2015 (f)	—	280,000,000
14% Promissory Note (g)	30,447,000	—
Other	2,434,000	3,745,000
Net discount	—	(55,258,000)
Long-term Debt - Secured	1,138,275,000	2,298,200,000
Less current and called portions	308,749,000	253,970,000
Total Long-term Debt - Secured	$829,526,000	$2,044,230,000

Long-term Debt — Subject to Compromise
12 1/4% Senior Notes due 2016 (b) (1)	$400,000,000	$—
8 7/8% Senior Notes due 2010 (c) (2)	131,077,000	—
9 3/4% Senior Notes due 2013 (d) (2)	142,441,000	—
9 5/8% Senior Notes due 2014 (e) (2)	314,787,000	—
4 1/2% Convertible Senior Notes due 2015 (f) (2)	280,000,000	—
Total Long-term Debt — Subject to Compromise	$1,268,305,000	$—

(a)             On May 25, 2007, we entered into the Credit Agreement, which provides for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($835,125,000 and $837,250,000 of which was outstanding at December 31, 2009 and December 31, 2008, respectively); (ii) a revolving facility totaling $275,000,000 ($270,269,000 and $244,158,000 of which was outstanding at December 31, 2009 and December 31, 2008, respectively (as well as letters of credit in the amount of $2,163,000 and $29,368,000 on those dates); and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  The interest rate on borrowings under the Credit Agreement can be fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR.  At December 31, 2009, the weighted average interest rates for borrowings under the term loan and the revolving facility were 4.49% and 4.95%, respectively.  At December 31, 2008, the weighted average interest rates for borrowings under the term loan and the revolving facility were 5.55% and 4.38%, respectively.  Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Credit Agreement, is required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due at maturity on April 30, 2015.  The utilization of the revolving facility is available until March 31, 2013.  The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.

On May 25, 2007, we repaid amounts that were outstanding on our previous senior secured credit facility which included a $300,000,000 revolving credit facility ($65,000,000 of which was outstanding at May 25, 2007), an $82,500,000 multi-currency facility (none of which was outstanding at May 25, 2007 (excluding letters of credit in the amounts of $33,055,000 on that date)) and a $655,000,000 term loan ($635,722,000 of which was outstanding as of May 25, 2007).

During 2007, we recognized a net loss on debt extinguishment of $10,918,000 for the write-off of debt issuance costs related to our previous senior secured credit facility and for the costs paid to the underwriters in connection with the Credit Agreement.

(b)            On June 16, 2008, we completed a private debt exchange in which we issued $400,000,000 of 12¼% Senior Notes due 2016 (“2016 Notes”) of SFO, a direct wholly owned subsidiary of Holdings, in exchange for (i) $149,223,000 of Holdings’ 8 7/8% Senior Notes due 2010 (“2010 Notes”), (ii) $231,559,000 of Holdings’ 9¾% Senior Notes due 2013 (“2013s”) and (iii) $149,863,000 of Holdings’ 9 5/8% Senior Notes due 2014 (“2014 Notes”).  The benefits of this transaction include reducing debt principal by $130,645,000, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense.  The transaction resulted in a net gain on extinguishment of debt of $107,743,000 related to the 2013s and 2014s (net of $3,264,000 of transaction costs related to the 2010s that were charged to expense immediately as the exchange of the 2010s was not deemed to be a substantial modification under the guidance of  EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” codified into FASB ASC 470).  We also recorded a $14,146,000 premium on the 2016 Notes representing the difference between the carrying amount of the 2010 Notes and the carrying amount of the 2016 Notes on the exchange as this portion of the exchange was not deemed a substantial modification.  This premium was expensed as part of reorganization items as a result of the Chapter 11 Filing.  The 2016 Notes require annual interest payments of $49,000,000, are guaranteed by Holdings, and except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2016.

(c)             On February 11, 2002, Holdings issued $480,000,000 principal amount of the 2010 Notes.  As of December 31, 2006, Holdings had repurchased $179,700,000 of the 2010 Notes.  A gross loss of $4,599,000 due to the repurchase of the 2010 Notes was recognized in 2004.  Holdings repurchased an additional $20,000,000 of the 2010 Notes during June 2007.  We recognized a net loss on extinguishment of $167,000 due to the repurchase of the 2010 Notes in June 2007.  In June 2008, we exchanged $149,223,000 of the 2010 Notes for the 2016 Notes referenced in Note 7(b).  We recognized a net loss of $3,264,000 related to the transaction costs paid for the exchange that were expensed immediately as the exchange of the 2010 Notes was not deemed to be a substantial modification.  The 2010 Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to other senior notes of Holdings.  The 2010 Notes require annual interest payments of approximately $11,633,000 (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2010.  The 2010 Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.

The indenture under which the 2010 Notes were issued limits our ability to dispose of assets, incur additional indebtedness or liens, pay dividends, engage in mergers or consolidations, and engage in certain transactions with affiliates.

(d)         On April 16, 2003, Holdings issued $430,000,000 principal amount of the 2013 Notes.  As of December 31, 2006 we had repurchased $42,000,000 principal amount of the 2013 Notes.  A gross loss of $1,979,000 due to this repurchase was recognized in 2004.  Holdings repurchased an additional $14,000,000 of the 2013 Notes during June 2007.  A net gain on extinguishment of $430,000 due to this repurchase was recognized in June 2007.  In June 2008, we exchanged $231,559,000 of the 2013 Notes for the 2016 Notes referenced in Note 6(b).  We recognized a net gain on extinguishment of $67,977,000 as the exchange of the 2013 Notes was deemed to be a substantial modification.  The 2013 Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings senior notes.  The 2013 Notes require annual interest payments of approximately $13,888,000 (9¾% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2013.  The 2013 Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.  The indenture under which the 2013 Notes were issued contains covenants substantially similar to those relating to the other Holdings’ Notes.

(e)             On December 5, 2003, Holdings issued $325,000,000 principal amount of the 2014 Notes.  As of December 31, 2004, we had repurchased $16,350,000 principal amount of the 2014 Notes.  A gross loss of $837,000 due to this repurchase was recognized in 2004. In January 2005, Holdings issued an additional $195,000,000 of the 2014 Notes, the proceeds of which were used to fund the redemption of $181,155,000 principal amount of other senior notes of Holdings.  Holdings repurchased an additional $39,000,000 principal amount of the 2014 Notes during June 2007.  A net gain on extinguishment of $1,563,000 due to this repurchase was recognized in June 2007.  In June 2008, we exchanged $149,863,000 of the 2014 Notes for the 2016 Notes referenced in Note 7(b).  We recognized a net gain on extinguishment of $43,030,000 as the exchange of the 2014 Notes was deemed to be a substantial modification.  The

2014 Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings senior notes.  The 2014 Notes, including the January additional amount, require annual interest payments of approximately $30,298,000 (9 5/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2014.  The 2014 Notes are redeemable, at Holdings’ option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.  The indenture under which the 2014 Notes were issued contains covenants substantially similar to those relating to the other Holdings senior notes.  All of the net proceeds of the original issuance of the 2014 Notes, together with proceeds of term loan borrowings under the Credit Agreement, were used to redeem in full the other senior notes of Holdings.  A gross loss of $25,178,000 was recognized in 2004 on this redemption.

(f)               On November 19, 2004, Holdings issued $299,000,000 principal amount of the 2015 Notes.  During June and July 2007 it repurchased $19,000,000 principal amount of the 2015 Notes.  A net loss on extinguishment of $4,118,000 due to this repurchase was recognized in June 2007.  The 2015 Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to the other Holdings’ Notes.  Except during specified non-convertibility periods, the 2015 Notes are convertible into Holdings’ common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of 2015 Notes, subject to adjustment, representing an initial conversion price of $6.35 per share.  Upon conversion of the 2015 Notes, Holdings has the option to deliver common stock, cash or a combination of cash and common stock.  The 2015 Notes require annual interest payments of approximately $12,600,000 (4 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, do not require any principal payments prior to their maturity in 2015.  The 2015 Notes are redeemable, at Holdings’ option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity.  The net proceeds of the 2015 Notes were used to repurchase a portion of the 2010 Notes and to repurchase and redeem other Holdings’ Notes.  A gross loss of $3,922,000 was recognized in 2004 due to the redemption of the senior notes with a portion of the proceeds from the sale of the 2004 discontinued operations.  A gross loss of $19,303,000 was recognized due to the redemption in 2005 of the other senior notes.

(g)            On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of Time Warner, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($30.4 million of which was outstanding at December 31, 2009), which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrues at a rate of 14% per annum and the principal amount of the loan matures on March 15, 2011, which maturity date is expected to be extended until July 17, 2011 as part of the Plan.  The loan requires semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties.  Up to an aggregate of $10 million of the loan is guaranteed by Holdings, SFO and SFTP under the terms of a guarantee agreement entered into by the guarantors in favor of TW-SF LLC, dated May 15, 2009.  The Acquisition Parties are not included in the Chapter 11 Filing.

(1)             In accordance with the guidance established in FASB ASC 852, $400,000,000 unsecured senior notes issued on June 16, 2008 and approximately $20 million related accrued interest were classified as liabilities subject to compromise as of December 31, 2009.  Under the Plan, on the Distribution Date each holder of these senior notes will receive its distribution pro rata share of approximately 22.89% of the new common stock subject to dilution by the Long-Term Incentive Plan, in full and complete satisfaction of such claim.  Additionally, each accepting noteholder will have the limited right to participate in the offering pursuant to the terms of the Offering Procedures to purchase its limited offering pro rata share of up to $450 million of new common stock, subject to dilution by the long-term incentive plan.

(2)             In accordance with the guidance established in FASB ASC 852, $131,077,000 unsecured senior notes issued on February 11, 2002 (plus $4.3 million of accrued interest), $142,441,000 unsecured senior notes issued on April 16, 2003 (plus $2.2 million of accrued interest), $314,787,000 unsecured senior notes issued on December 5, 2003 (plus $16.2 million of accrued interest), and  $280,000,000 unsecured Convertible Notes issued on November 19, 2004 were classified as liabilities subject to compromise as of December 31, 2009.  Under the Plan, on each Distribution Date each holder of these unsecured notes will received its distribution pro rata share of approximately 7.34% of the new common stock subject to dilution by the Long-Term Incentive Plan in full and complete satisfaction of such claims.

Annual maturities of long-term debt during the five years subsequent to December 31, 2009, are as follows (does not assume acceleration of maturities:

		Long-term Debt -
	Long-term Debt -	Subject to	Total
	Secured	Compromise	Long-term Debt
2010	$308,749,000	$131,077,000	$439,826,000
2011	17,648,000	—	17,648,000
2012	8,628,000	—	8,628,000
2013	8,500,000	142,441,000	150,941,000
2014	8,500,000	314,787,000	323,287,000
Thereafter	786,250,000	680,000,000	1,466,250,000
	$1,138,275,000	$1,268,305,000	$2,406,580,000

The Credit Agreement and the indenture relating to the 2016 Notes limit the ability of SFO to pay dividends or make other distributions to Holdings.  SFO may not make cash distributions to Holdings unless it is in compliance with the covenants set forth in those documents and it is not otherwise in default thereunder.  If it is in compliance, SFO is permitted to make dividends to Holdings in certain circumstances from cash generated by certain asset dispositions and the incurrence of certain indebtedness in order to enable Holdings to pay amounts in respect of any refinancing or repayment of debt under the indentures governing Holdings’ Notes and in certain circumstances the PIERS.  Similarly, if it is in compliance, SFO may make additional cash distributions to us generally limited to an amount equal to the sum of:

•             cash interest payments on the public notes issued by Holdings;

•             payments we are required to make under our agreements with our partners in the Partnership Parks; and

•             cash dividends on Holdings’ preferred stock.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” codified into FASB ASC 470.  The new accounting guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer’s nonconvertible borrowing rate.  The guidance is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding.  We adopted FASB ASC 470 on January 1, 2009.  The new guidance changed the accounting treatment for the 2015 Notes and resulted in an increase to non-cash interest reported in our historical financial statements as well as our current and future financial statements as long as we continue to have the 2015 Notes outstanding.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

As of December 31, 2009 and December 31, 2008, the principal amount of 2015 Notes outstanding was $280.0 million, and the unamortized discount of the 2015 Notes was $0 million and $68.0 million as of December 31, 2009 and December 31, 2008, respectively.  The net carrying value of the 2015 Notes was $280.0 million and $213.5 million at December 31, 2009 and December 31, 2008, respectively.  The debt discount was amortized to interest expense resulting in an increase in non-cash interest expense of approximately $3.5 million, $6.9 million and $6.5 million for 2009, 2008 and 2007, respectively.  The 2015 Notes are convertible into approximately 44.1 million shares of common stock at a conversion rate of 157.5 shares per $1,000 face amount of debt.  Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.  See Note 2(y) in Notes to Consolidated Financial Statements.

Since the Chapter 11 Filing, we record post-petition interest on pre-petition obligations only to the extent we believe the interest will be paid during the Chapter 11 Filing or that it is probable that the interest will be an allowed claim.  Had we recorded interest based on all of our pre-petition contractual obligations, interest expense would have increased by $64,581,000 during the year 2009.

(8)            Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed of the following:

	2009	2008	2007
Park selling, general and administrative expenses	$147,569,000	157,826,000	182,512,000
Corporate general and administrative expenses	49,305,000	56,514,000	61,374,000
Total selling, general and administrative expenses	$196,874,000	214,340,000	243,886,000

(9)         Fair Value of Financial Instruments

The following table and accompanying information present the carrying amounts and estimated fair values of our financial instruments at December 31, 2009 and 2008.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,387,000	2,387,000	16,061,000	16,061,000
Long-term debt (including current portion) — Secured	(1,138,275,000)	(1,119,338,000)	(2,366,242,000)	(924,181,000)
Long-term debt (including current portion) — Subject to Compromise	(1,268,305,000)	(694,744,000)	—	—
PIERS — Subject to Compromise	(306,650,000)	(5,750,000)	(302,382,000)	(8,280,000)
Interest rate swaps	(19,992,000)	(19,992,000)	(9,070,000)	(9,070,000)

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

•                    PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices and is considered a Level 1 fair value measurement.  In accordance with the guidance provided in FASB ASC 480 and FASB ASC 852, we classified the $275.4 million redemption value of the PIERS (after giving effect to $12.1 million of the PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31.2 million as liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  In the current Plan, the PIERS are considered an unsecured equity interest subject to compromise and the holders of such instruments are expected to receive no recovery.

•                    Interest rate swaps: The fair value of our interest rate swaps at December 31, 2009 is based on quoted prices from multiple brokers for replacement transactions which are considered Level 1 fair value measurements.  The fair value of our interest rate swaps at December 31, 2008 were based on quoted prices for similar instruments in active markets, inputs other than quoted prices that are observable for the asset or liability at commonly quoted intervals and credit risk, which is considered a Leve1 2 fair value measurement (See Note 6).

(10)   Income Taxes

Income tax expense (benefit) allocated to continuing operations for 2009, 2008 and 2007 consists of the following:

	Current	Deferred	Total
2009:
U.S. federal	$—	(1,211,000)	(1,211,000)
Foreign	3,440,000	777,000	4,217,000
State and local	1,112,000	(1,216,000)	(104,000)
	$4,552,000	(1,650,000)	2,902,000
2008:
U.S. federal	$—	103,913,000	103,913,000
Foreign	4,972,000	(1,162,000)	3,810,000
State and local	2,038,000	6,869,000	8,907,000
	$7,010,000	109,620,000	116,630,000
2007:
U.S. federal	$—	—	—
Foreign	2,132,000	1,236,000	3,368,000
State and local	2,835,000	—	2,835,000
	$4,967,000	1,236,000	6,203,000

Recorded income tax expense (benefit) allocated to income (loss) from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2009, 2008 and 2007 to loss before income taxes as follows:

	2009	2008	2007
Computed “expected” federal income tax expense (benefit)	$(71,057,000)	18,631,000	(68,419,000)
Change in valuation allowance	93,213,000	97,024,000	85,455,000
Effect of foreign earnings earned and remitted in the same year	—	4,356,000	3,838,000
Effect of state and local income taxes, net of federal tax benefit	(6,544,000)	10,024,000	(3,431,000)
Deduction for noncontrolling interest income distribution	(12,275,000)	(14,255,000)	(13,889,000)
Nondeductible compensation	665,000	2,253,000	2,017,000
Effect of foreign income taxes	(138,000)	1,789,000	1,590,000
Other, net	(962,000)	(3,192,000)	(958,000)
	$2,902,000	116,630,0000	6,203,000

The change in valuation allowance attributable to income (loss) from continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	2009	2008	2007
Continuing operations	$93,213,000	97,024,000	85,455,000
Reversal of allowance for capital loss carryforward expiration	(56,520,000)	—	—
Discontinued operations	(4,494,000)	5,963,000	(33,062,000)
Adoption of FIN 48 (See Note 2(x))	—	—	32,943,000
Changes in other comprehensive loss and equity	(8,281,000)	22,471,000	(7,499,000)
	$23,918,000	125,458,000	77,837,000

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

(deferred tax assets).  The tax effects of these temporary differences as of December 31, 2009, 2008 and 2007 are presented below:

	2009	2008	2007
Deferred tax assets before valuation allowance	$892,257,000	899,796,000	903,975,000
Less valuation allowance	620,229,000	596,311,000	470,853,000
Net deferred tax assets	272,028,000	303,485,000	433,122,000
Deferred tax liabilities	392,630,000	425,195,000	448,023,000
Net deferred tax liability	$120,602,000	121,710,000	14,901,000

	2009	2008	2007
Deferred tax assets:
Federal net operating loss carryforwards	$651,207,000	589,073,000	632,631,000
State net operating loss carryforwards	180,752,000	173,640,000	163,511,000
Capital loss carryforward	—	56,520,000	58,766,000
Alternative minimum tax credits	6,591,000	6,591,000	6,591,000
Accrued insurance, pension liability and other	53,707,000	73,972,000	42,476,000
	$892,257,000	899,796,000	903,975,000
Deferred tax liabilities:
Property and equipment	$373,620,000	392,487,000	414,631,000
Intangible assets and other	19,010,000	32,708,000	33,392,000
	$392,630,000	425,195,000	448,023,000

As of December 31, 2009 we have approximately $1,958,442,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2029 and net operating loss carryforwards available for state income tax purposes which aggregate to approximately $4,542,789,000 and expire through 2029.  We have recorded a valuation allowance of $620,229,000, $596,311,000 and $470,853,000 as of December 31, 2009, 2008 and 2007, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance, at December 31, 2009 and 2008, is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets are recoverable.  The valuation allowance in prior periods was based on our estimate of taxable income, primarily consisting of the reversal of existing deferred tax liabilities and, to some extent, a tax planning strategy, by jurisdiction in which we operate and the period over which our deferred tax assets are recoverable.  In 2008 we determined that due to conditions in the credit markets, real estate markets and our financial position, that the tax planning strategy was no longer feasible and we only utilized existing reversing deferred tax liabilities to determine the valuation allowance.  The impact on the valuation allowance and income from continuing operations of determining that the tax planning strategy was no longer feasible as of December 31, 2008 was $110,783,000.  At December 31, 2009, we had approximately $6,591,000 of alternative minimum tax credits which have no expiration date and approximately $161,188,000 of capital loss carryforwards expired in 2009 which did not affect current year income tax expense because they previously had a full valuation allowance.

Unrecognized Tax Benefits

Our unrecognized tax benefit at December 31, 2008 and December 31, 2009 was $48,072,000. There were no additions or reductions to this unrecognized tax benefit during 2009 or 2008.

(11)   Preferred Stock, Common Stock and Other Stockholders’ Equity (Deficit)

(a)           Preferred Stock

Holdings’ Restated Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock, and, under the Plan, upon emergence from Chapter 11, Holdings’ amended and restated Certificate of Incorporation will provide for the issuance of up to a specified amount of preferred stock, with such designations, rights and preferences as may be determined from time to time by Holdings’ board of directors.  The authorization of preferred shares empowers Holdings’ board of directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings’

common stock.  If issued, the preferred stock could also dilute the holders of Holdings’ common stock and could be used to discourage, delay or prevent a change of control of us.

In January 2001, we issued 11,500,000 PIERS, for proceeds of $277,834,000, net of the underwriting discount and offering expenses of $9,666,000.  Each PIERS represented one one-hundredth (1/100) of a share of our 7¼% mandatorily redeemable preferred stock (an aggregate of 115,000 shares of preferred stock).  The PIERS accrued cumulative dividends (payable, at our option, in cash or shares of common stock) at 7¼% per annum (approximately $20,844,000 per annum).  Holders could voluntarily convert the PIERS into shares of common stock at any time prior to August 15, 2009.  In 2008 Holdings’ Board of Directors reached the decision not to declare and pay the May 15, 2008, August 15, 2008, and November 15, 2008.  In 2009, Holdings’ Board of Directors decided not to declare and pay the February 15, 2009, May 15, 2009, and August 15, 2009 dividends.  We have accrued the dividends and have included $31,224,000 of accrued dividends in the redemption amount of the PIERS as of December 31, 2009, which is included in the liabilities subject to compromise as of December 31, 2009.

Prior to August 15, 2009, each of the PIERS was convertible at the option of the holder into 1.1990 common shares (equivalent to a conversion price of $20.85 per common share), subject to adjustment in certain circumstances (the “Conversion Price”).  At any time on or after February 15, 2004 and at the then applicable conversion rate, we could cause the PIERS, in whole or in part, to be automatically converted if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of Holdings’ common stock exceeds 120% of the then prevailing Conversion Price.

The PIERS required mandatory redemption by August 15, 2009 at 100% of the liquidation preference in cash, which amounted to approximately $275,425,000 million (after giving effect to $12,075,000 million of PIERS that converted to common stock in the third quarter of 2009), plus accrued and unpaid dividends of approximately $31,224,000. million.  We were unable to satisfy this obligation on August 15, 2009, at which time the PIERS became an unconditional obligation.  In accordance with the guidance provided in FASB ASC Topic 480 and FASB ASC 852, $275,425,000 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31,224,000 million are classified as liabilities subject to compromise as of December 31, 2009.  In the current Plan, the PIERS are considered an unsecured equity interest subject to compromise and the holders of such instruments are expected to receive no recovery.

(b)           Stockholder Rights Plan

On December 2, 2008, the Holdings’ Board of directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Holdings’ common stock.  The distribution was paid on December 17, 2008 to stockholders of record as of the close of business on December 17, 2008.  Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of preferred stock, at a price of $1.25 per 1/1000 of a share subject to adjustment (the “Exercise Price”).  If any person or group becomes the beneficial owner of 15% or more of Holdings’ common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of Holdings’ common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price.  The description and terms of the Rights are set forth in a rights agreement between us and The Bank of New York Mellon, as rights agent.  Under the Plan, upon emergence from Chapter 11, Holdings’ amended and restated Certificate of Incorporation will terminate the stockholder rights plan.

Pursuant to the Plan, all existing equity interests in SFI, including common stock, par value 0.025 per share, and PIERS, representing one one-hundredth (1/100) beneficial interest in a share of SFI’s 7¼% convertible preferred stock, will be cancelled.  See Note 1(a) to the Consolidated Financial Statements.

(c)             Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

			Defined	Accumulated
	Foreign		benefit	other
	currency	Cash flow	retirement	comprehensive
	items	hedges	plan	income (loss)
Balance at December 31, 2006	$3,939,000	—	(13,890,000)	(9,951,000)
Net current period change	11,952,000	—	—	11,952,000
Actuarial gain on defined benefit retirement plan	—	—	8,526,000	8,526,000
Amortization of prior service cost on defined benefit retirement plan	—	—	73,000	73,000
Balance at December 31, 2007	15,891,000	—	(5,291,000)	10,600,000
Net current period change	(27,163,000)	4,526,000	—	(22,637,000)
Actuarial loss on defined benefit retirement plan	—	—	(44,444,000)	(44,444,000)
Amortization of prior service cost on defined benefit retirement plan	—	—	23,000	23,000
Balance, December 31, 2008	(11,272,000)	4,526,000	(49,712,000)	(56,458,000)
Net current period change	12,932,000	(3,257,000)	—	9,675,000
Actuarial loss on defined benefit retirement plan	—	—	10,305,000	10,305,000
Effect of curtailment on prior service cost	—	—	3,111,000	3,111,000
Amortization of prior service cost on defined benefit retirement plan	—	—	70,000	70,000
Balance, December 31, 2009	$1,660,000	1,269,000	(36,226,000)	(33,297,000)

(12)   Pension Benefits

As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the “SFTP Benefit Plan”).  The SFTP Benefit Plan covered substantially all of SFTP’s employees.  During 1999, the SFTP Benefit Plan was amended to cover substantially all of our domestic full-time employees.  During 2004, the SFTP Benefit Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003.  The SFTP Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service.  The early retirement benefit is reduced for benefits commencing before age 62.  Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service.  The SFTP Benefit Plan assets are invested primarily in equity and fixed income securities, as well as alternative investments, such as hedge funds.  The SFTP Benefit Plan does not have significant liabilities other than benefit obligations.  Under our funding policy, contributions to the SFTP Benefit Plan are determined using the projected unit credit cost method.  This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

We “froze” our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  We froze our pension plan effective February 16, 2009, pursuant to which the remaining participants no longer earn future benefits.   As of December 31, 2009, there are no participants earning future benefits.  A curtailment loss of $3,125,000 was recorded during the first quarter of 2006.

Obligations and Funded Status

Change in benefit obligation

	2009	2008
Benefit obligation, January 1	$162,410,000	$154,481,000
Service cost	292,000	530,000
Interest cost	9,347,000	9,537,000
Actuarial gain	5,422,000	3,288,000
Benefits paid	(6,969,000)	(5,426,000)
Curtailments	(3,111,000)	—
Benefit obligation, December 31	$167,391,000	$162,410,000

Change in Plan assets

	2009	2008

Fair value of plan assets, January 1	$112,145,000	$145,786,000
Actual return on plan assets	23,015,000	(30,218,000)
Employer contribution	2,920,000	2,003,000
Benefits paid	(6,969,000)	(5,426,000)
Fair value of plan assets, December 31	$131,111,000	$112,145,000

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.  The accumulated benefit obligation for the U.S. pension plans at the end of 2009 and 2008 was $167,391,000 and $160,448,000, respectively.  We use a measurement date of December 31 for our pension plan.

The following shows the funded status of the SFTP Benefit Plan, reconciled to the amount in the consolidated balance sheets at December 31:

	2009	2008
Fair value of SFTP Benefit Plan assets	$131,111,000	$112,145,000
Benefit obligation	(167,391,000)	(162,410,000)
Funded status	$(36,280,000)	$(50,265,000)

	2009	2008
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(36,280,000)	(50,265,000)
Amount recognized in consolidated balance sheet	$(36,280,000)	$(50,265,000)

Components of net periodic benefit cost and other comprehensive income (loss)

	Years ended December 31,
	2009	2008	2007
Net periodic benefit cost:
Service cost	$291,000	$530,000	$726,000
Interest cost	9,347,000	9,537,000	9,159,000
Expected return on plan assets	(8,314,000)	(10,938,000)	(10,015,000)
Amortization of prior service cost	—	23,000	32,000
Amortization of net actuarial loss	1,027,000	—	179,000
Curtailment loss	70,000	—	41,000
Total net periodic benefit cost	$2,421,000	$(848,000)	$122,000

	Years ended December 31,
	2009	2008	2007
Current year actuarial gain (loss)	$9,278,000	$(44,444,000)	$8,347,000
Amortization of actuarial gain (loss)	1,027,000	—	179,000
Amortization of prior service cost	—	23,000	73,000
Effect of curtailment loss	3,111,000	—	—
Effects of curtailment on prior service cost	70,000	—	—
Total other comprehensive income (loss)	$13,486,000	$(44,421,000)	$8,599,000

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are as follows:

Actuarial loss	$44,439,000
Prior service cost	—
Total	$44,439,000

At December 31, 2009 and 2008, the SFTP Benefit Plan’s projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $36,280,000 and $50,265,000, respectively, which we recognized as an other long-term liability in the accompanying consolidated balance sheet.  As of December 31, 2009 and 2008, we have recorded in accumulated other comprehensive income (loss) ($36,226,000) and ($49,712,000), respectively.

At December 31, 2009 and 2008 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit and Accumulated Benefit Obligations Exceed the Fair Value of Plan Assets
	2009	2008
Projected benefit obligation	$167,391,000	$162,410,000
Accumulated benefit obligation	167,391,000	160,448,000
Fair value of SFTP Benefit Plan assets	131,111,000	112,145,000

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31

	2009	2008
Discount rate	5.900%	6.125%
Rate of compensation increase	—	4.000%

Weighted-average assumptions used to determine net cost

	2009	2008	2007
Discount rate	6.125%	6.250%	5.875%
Rate of compensation increase	—	4.000%	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%

The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date.  High quality corporate bond yield indices on over 500 Aa high grade bonds are considered when selecting the discount rate.

The return on plan assets assumption was developed based on consideration of historical market returns, current market conditions, and the SFTP Benefit Plan’s past experience.  Estimates of future market returns by asset category are reflective of actual long-term historical returns.  Overall, it was projected that the SFTP Benefit Plan could achieve a 7.50% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the SFTP Benefit Plan’s policy of monitoring manager performance.

Description of Investment Committee and Strategy

The Committee is responsible for managing the investment of SFTP Benefit Plan assets and ensuring that the SFTP Benefit Plan’s investment program is in compliance with all provisions of ERISA, other relevant legislation, related SFTP Benefit Plan documents and the Statement of Investment Policy.  The Committee has retained several mutual funds, commingled funds and/or investment managers to manage SFTP Benefit Plan assets and implement the investment process.  The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of the applicable prospectus or other investment manager agreements with the SFTP Benefit Plan.

The primary financial objective of the SFTP Benefit Plan is to secure participant retirement benefits.  As such, the key objective in the SFTP Benefit Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status.  Other related and supporting financial objectives are also considered in conjunction with a comprehensive review of current and projected SFTP Benefit Plan financial requirements.

The assets of the fund are invested to achieve the greatest reward for the SFTP Benefit Plan consistent with a prudent level of risk.  The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures in the SFTP Benefit Plan’s long-term target asset allocation.

The SFTP Benefit Plan’s portfolio may be allocated across several hedge fund styles and strategies.

Plan Assets

The target allocations for plan assets are 28% domestic equity securities, 44% fixed income securities, 13% international equity securities, and 15% alternative investments.  Equity securities primarily include investments in large-cap companies located in the United States and abroad.  Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers.  Alternative investments are comprised of hedge fund of funds.

The fair value of plan assets plans is $131,111,000 and $112,145,000 at the end of 2009 and 2008, respectively.  The expected long term rate of return on these plan assets was 7.50% in 2009 and 2008.  The fair values of the Company’s plan assets at December 31, 2009 by asset category are presented below:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category:
Equity Securities
Large-Cap Disciplined Equity (a)	$33,367,000	$33,367,000	$—	$—
Small/Mid-Cap Equity (a)	3,963,000	3,963,000	—	—
International Equity (b)	17,094,000	17,094,000	—	—
Fixed Income
Long Duration Fixed Income (c)	39,396,000	39,396,000	—	—
High Yield (d)	13,630,000	13,630,000	—	—
Emerging Markets Debt (e)	2,675,000	2,675,000	—	—
Alternatives
Hedge Fund of Funds (f)	19,729,000	—	—	19,729,000
Other Investments (g)	1,256,000	—	1,256,000	—
Total	$131,110,000	$110,125,000	$1,256,000	$19,729,000

(a) These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of US issuers.

(b) This category consists of mutual funds invested primarily in equity securities (common stocks, securities that are convertible into common stocks, preferred stocks, warrants and rights to subscribe to common stocks) of non-U.S. issuers purchased in foreign markets.  The mutual funds are actively traded on U.S. or foreign registered exchanges, or the over-the-counter markets.

(c) The assets are comprised of mutual funds which are actively traded on the registered exchanges.  The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.

(d) The high yield portion of the fixed income portfolio consists of mutual funds invested primarily in fixed income securities that are rated below investment grade.  The mutual funds are actively traded on the registered exchanges.

(e) The emerging debt portion of the portfolio consist of mutual funds primarily invested in the debt securities of government, government-related and corporate issuers in emerging market countries and of entities organized to restructure outstanding debt of such issuers.  The mutual funds are actively traded on the registered exchanges.

(f)  Hedge Fund of Funds consists primarily of investments in underlying hedge funds.  Management of the hedge funds has the ability to choose and combine hedge funds in order to target the fund’s return objectives.  Individual hedge funds hold their assets primarily in investment funds and engage in investment strategies that include temporary or dedicated directional market exposures.

(g) This category is comprised of investment in the common collective trust with the underlying assets invested in asset-backed securities, money market funds, corporate bonds and bank notes.  The underlying assets are actively traded on the registered exchanges.

The fair value of Level 1 investments is determined using the quoted prices on active markets available for the individual instruments.  The fair value for the assets in the Level 2 and Level 3 category is determined based on the net asset value of each asset in accordance with the guidance established in FASB ASC 820.

Fair Value Measurements Using Significant Unobservable Inputs (level 3)

Hedge Fund of Funds
Beginning balance at December 31, 2008	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	149,000
Relating to assets sold during the period	—
Purchases, sales and settlements	19,580,000
Transfers in and/or out of Level 3	—
Ending balance at December 31, 2009	$19,729,000

Expected Cash Flows

Information about expected cash flows for the plan follows:

Employer Contributions for Fiscal Year 2009
2010 (expected) to plan trusts	$2,160,000

Expected benefit payments:
2010	6,628,000
2011	7,006,000
2012	7,577,000
2013	8,017,000
2014	8,414,000
2015–2019	49,967,000
$87,609,000

In addition to the expected contributions in the table above, we anticipate the need to make additional contributions to the extent required by the Pension Protection Act funding requirements which require us to fund at least 80% of the projected pension obligation no later than September 2010.

(13)   401(k) Plan

We have a qualified, contributory 401(k) plan (the “401(k) Plan”).  All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old.  For 2004, 2005 and through November 30, 2006, we matched 100% of the first 2% and 25% of the next 6% of salary contributions made by employees.  On December 1, 2006, we changed the employer match to 100% of the first 3% and 50% of the next 2% of salary contributions made by employees.  Beginning with 2010, the Company has eliminated the mandatory employer match.  Employer match contributions made prior to December 1, 2006 fully vest upon completion of four years of service.  Employer match contributions made after December 1, 2006 fully vest immediately at the time of contribution.  We recognized approximately $2,533,000, $2,498,000 and $2,443,000 of related expense in the years ended December 31, 2009, 2008 and 2007, respectively.

(14)   Commitments and Contingencies

Our New Orleans park sustained extensive damage in Hurricane Katrina in late August 2005 and has not re-opened since.  We have determined that our carrying value of the assets destroyed was approximately $34.0 million, for which we recorded a receivable in 2005.  This amount does not include the property and equipment owned by the lessor, which is also covered by our insurance policies.  The park is covered by up to approximately $180 million in property insurance, subject to an insurer-calculated deductible in the case of named storms of approximately $5.5 million.  The property insurance includes business interruption coverage.

The flood insurance provisions of the policies contain a $27.5 million sublimit.  In December 2006, we commenced a declaratory action in Louisiana federal district court seeking judicial determination that the flood insurance sublimit was not applicable by virtue of the separate “Named Storm” peril.  In February 2008, the court ruled in summary judgment that the flood insurance sublimit was applicable to the policies, including the Named Storm provision.  In April 2009, the U.S. Court of Appeals for the Fifth Circuit upheld the district court ruling, with the exception of one policy, the Commonwealth Insurance Company policy, which was remanded to the district court for further consideration of our claim.  In January 2010, we entered into a settlement agreement Commonwealth Insurance Company, which was approved by the Bankruptcy Court in February 2010.

We have filed property insurance claims, including business interruption, with our insurers.  We have an insurance receivable of $2.4 million at December 31, 2009, most of which has been settled, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $36.3 million in payments received from our insurance carriers.

In April 2009, the Industrial Development Board of the City of New Orleans and the City of New Orleans (collectively, the “New Orleans Parties”) sought to accept an offer the Company made years earlier to buy out of its lease with the New Orleans Parties for a $10 million cash payment and an exchange of contiguous real estate the Company owned.  When we declined to extend the same offer, the Mayor of New Orleans announced to the press that the New Orleans Parties would sue.  We were current on our lease payments to the New Orleans Parties, however, and in our view, not in default.  The New Orleans Parties filed suit in Louisiana state court on May 11, 2009, alleging that we breached the lease with the New Orleans Parties by removing rides and assets from the park property; by failing to secure the property; and by accepting interim insurance payments for Hurricane Katrina damage claims instead of designating the New Orleans Parties as loss payee.  On May 12, 2009, the New Orleans Parties obtained an ex parte state court temporary restraining order that enjoined us from: (a) removing any rides or attractions without the New Orleans Parties’ approval, (b) not properly securing the premises, and (c) “converting and/or secreting insurance proceeds received . . . as a result of Hurricane Katrina.”  We removed the action to the United States District Court for the Eastern District of Louisiana (the “Court”), and the parties stipulated to stay the federal action for sixty days, while leaving the temporary restraining order in place, with us reserving the right to contest our propriety at a later time.  In an order dated June 1, 2009, the Court imposed the agreed-upon stay but shortened the period to thirty days, until June 29, 2009.  The Court issued an order on June 22, 2009, directing the clerk to mark the action as closed due to the stay resulting from the Chapter 11 Filing, but retaining jurisdiction for restoration to the calendar should circumstances change.

Subsequently, however, the parties reached an agreement to settle the matter pursuant to which the New Orleans Parties and we entered into a general release of all claims against one another.  Additionally, the New Orleans Parties entered into a stipulation dismissing, with prejudice, the action pending in the United States District Court for the Eastern District of Louisiana, and dissolving the temporary restraining order obtained by the New Orleans Parties on May 12, 2009.  The New Orleans Parties also agreed not to file any proof of claim or otherwise assert any entitlement to relief in the Chapter 11 Filing.  Other material terms and conditions of the settlement are as follows:

•                  Within 35 days of the Bankruptcy Court’s final approval of the final settlement agreement, which approval occurred on October 8, 2009, we were required to make, and did make, a cash payment to the New Orleans Parties in the amount of $3 million;

•                  We vacated and delivered to the New Orleans Parties the leased premises and 86 acres of land, including any improvements thereto in their current condition, “as is”;

•                  The New Orleans Parties will be entitled to receive 25% of any net insurance proceeds we recover on our insurance claims for property damage caused by Hurricane Katrina to the extent our net recovery exceeds $65 million. We retain absolute discretion in prosecution, and any potential settlement of, claims with insurers, subject to any required Bankruptcy Court approval; and

•                  All other agreements between the New Orleans Parties and us related in any way to the leased premises and any other such related agreements, were deemed terminated upon the Bankruptcy Court’s final approval of the settlement agreement.

The settlement occurred on November 12, 2009.

In late September 2009, a severe storm caused water damage to portions of Six Flags Over Georgia.  Nevertheless, the park opened the following weekend and remained open for the balance of the 2009 season.  The Company expects to submit an insurance claim of up to $16 million.

In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to the Partnership Parks.  These obligations continue until 2027, in the case of the Georgia park, and 2028, in the case of the Texas park.  Among such obligations are (i) minimum annual distributions (including rent) of approximately $62.3 million in 2010 (subject to cost of living adjustments in subsequent years) to partners in these two Partnerships Parks, (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed 95% to us, in the case of the Georgia park, and 92.5% to us, in the case of the Texas park.

The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of Georgia) and $374.8 million (in the case of Texas) or (ii) a value derived by multiplying the weighted-average four-year EBITDA of the park by 8.0 (in the case of the Georgia park) and 8.5 (in the case of the Texas park) (the “Specified Prices”). As of December 31, 2009, we owned approximately 28.9% and 52.0% of the Georgia Limited Partner units and Texas Limited Partner units, respectively.  The remaining redeemable units of approximately 71.1% and 48.0% of the Georgia Limited Partner and Texas Limited Partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $355.9 million at December 31, 2009.  In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia Limited Partner and the Texas Limited Partner, respectively, at a price set forth above based on the Specified Prices, increased by a cost of living adjustment.  Pursuant to the 2009 annual offer, we purchased 33.00 units from the Texas partnership and 2.84 units from the Georgia partnership for approximately $58.5 million in May of 2009.  Pursuant to the 2008 annual offer, we purchased 0.22 units from the Texas partnership and one-quarter unit from the Georgia partnership for approximately $1.0 million in May 2008.  Pursuant to the 2007 annual offer, we purchased one unit in the Texas Limited Partner and one-half unit in the Georgia Limited Partner for approximately $2.8 million in May 2007.  Approximately 0.52 units in the Texas Limited Partner were tendered in 2006.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.1 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  The maximum number of units that we could be required to purchase for both parks in 2010 would result in an aggregate payment by us of approximately $307.8 million, representing 61% and 42% of the units of the Georgia Limited Partner and the Texas Limited Partner, respectively.

In connection with our acquisition of the former Six Flags, we entered into a Subordinated Indemnity Agreement (the “Subordinated Indemnity Agreement”) with certain Six Flags entities, TW and an affiliate of TW, pursuant to which, among other things, we transferred to TW (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from TW of all cash flow received on such limited partnership units.  Pursuant to the Subordinated Indemnity Agreement, we issued preferred stock of the corporate parent of the managing partners of the partnerships to Time Warner.   In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We incurred $14.7 of capital expenditures at these parks during the 2009 season and intend to incur approximately $12.8 million of capital expenditures at these parks for the 2010 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $24.3 million of cash in 2009 from operating activities net of capital expenditures and short-term intercompany advances from Holdings).  At December 31, 2008 and December 31, 2009, we had total loans outstanding of $198.5 million and $233.0 million, respectively, to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital and capital improvements.

We lease under long-term leases the sites of Six Flags Mexico and La Ronde.  We also lease portions of the site of Six Flags Kentucky Kingdom and a small parcel near Six Flags New England.  In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and the we will no longer operate the park.  In certain cases rent is based upon percentage of the revenues earned by the applicable park.  During 2009, 2008, and 2007, we recognized approximately $4,995,000, $5,372,000 and $5,109,000, respectively, of rental expense under these rent agreements.

Total rental expense from continuing operations, including office space and park sites, was approximately $12,497,000, $13,067,000, and $12,754,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum obligations under non-cancellable operating leases, including site leases, at December 31, 2009, are summarized as follows (in thousands):

Year ending December 31,
2010	$6,860
2011	6,415
2012	6,056
2013	5,843
2014	5,641
2015	5,594
2016 and thereafter	162,188
Total	$198,597

We are party to a license agreement pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use.  The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis.  Based on current usage, the annual license fee for 2009 was approximately $3,000,000.

In November 1999, we entered into license agreements (collectively, the “International License Agreements”) pursuant to which we have the exclusive right on a long term basis to theme parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros., DC Comics and the Cartoon Network have the right to license for such use.  Under the International License Agreements, the license fee is based on specified percentages of the gross revenues of the applicable parks.  We have prepaid approximately $1,396,000 of international license fees.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry.  We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100,000,000 per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2,500,000 per occurrence ($2,000,000 per occurrence for the twelve months ended November 15, 2003 and $1,000,000 per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year.  For incidents arising on or after December 31, 2008, our self-insured retention is $2,000,000, followed by a $500,000 deductible per occurrence applicable to all claims in the policy year for our domestic parks and our parks in Canada and a nominal amount per occurrence for our park in Mexico.  Our deductible after November 15, 2003 is $750,000 for workers’ compensation claims ($500,000 deductible for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not claims, we accrue a liability for our self-insured retention contingencies.  We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry.  The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Our current insurance policies expire on December 31, 2010.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Although we are contractually committed to make approximately CAD$4.5 million of capital and other expenditures at La Ronde no later than May 1, 2011, the vast majority of our capital expenditures in 2010 and beyond will be made on a discretionary basis.

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

In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and formerly owned parks in California between November 2001 and December 18, 2007.  While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense.  In April 2009, we paid approximately $255,000 (which was recorded in other expense as of December 31, 2008) into the settlement fund based on our meeting certain performance criteria in 2008.  We do not expect to pay any further amounts under this obligation based on our 2009 operating results.  This action has been stayed as a result of the Chapter 11 Filing.

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, Six Flags terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against Six Flags for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company’s favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008.  On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.  This action is now stayed.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Patent Complaint”) in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators.  The Patent Complaint alleges that the Company is liable for direct or indirect infringement of United States Patent No. 5,277,125 because of its ownership and/or operation of various theme parks and amusement rides.  The Patent Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Patent Complaint seeks damages and injunctive relief.  On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation.  Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. The Company has contacted the manufacturers of the amusement rides that it believes may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case.  The Company tendered the defense of this matter to certain of the ride manufacturers.  Any further action against the Company with respect to this matter is now stayed as a result of the Chapter 11 Filing.

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

On October 31, 2008, a civil action against the Company was commenced in the District Court of Bexar County, Texas.  The plaintiff is seeking damages against the Company for personal injuries as a result of an accident while attempting to board a ride at Six Flags Fiesta Texas.  The ride manufacturer is a co-defendant in the litigation.   This action has been stayed as a result of the Chapter 11 Filing.

We are party to various other legal actions arising in the normal course of business.  We do not expect to incur any material liability by reason of such actions.

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP Development LLC (a joint venture in which we own an approximate 41% interest) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture is not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,340,000 and $32,660,000 of which was outstanding at December 31, 2009 and December 31, 2008, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP Development LLC or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of the joint venture to repay the loan will be dependent upon the joint venture’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the years ended December 31, 2009, 2008 and 2007, we have received or accrued $731,000, $769,000 and $801,000, respectively, in management fee revenues from the joint venture.  We have advanced the joint venture approximately $0.3 million, $0.9 million, and $0.4 million as of December 31, 2009, 2008 and 2007, respectively.  During 2009, we contributed approximately $361,000 to the joint venture for our portion of two capital calls.

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

At December 31, 2009, we have accrued liabilities for tax and other indemnification contingencies of $11.0 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.  In December 2009, we reversed $9.9 million of these accrued liabilities because the statute of limitations had expired.

Red Zone LLC requested that we reimburse certain of the expenses it incurred in connection with its 2005 stockholder consent solicitation.  By virtue of the successful consent solicitation, three individuals nominated by Red Zone LLC, including Daniel M. Snyder, the Chairman of Holdings’ Board of Directors, and Mark Shapiro, our President and Chief Executive Officer, became directors and three previously existing directors were removed from the Board of Directors.  Holdings’ Board of Directors authorized it to reimburse Red Zone LLC for the reasonable expenses incurred in connection with its consent solicitation subject to approval by Holdings’ stockholders.  Red Zone LLC requested reimbursement for expenses that include financial advisory fees, legal fees, travel compensation and signing bonuses paid by Red Zone LLC to Mr. Shapiro and additional individuals who have become our employees and other out of pocket expenses.  The Audit Committee, with the advice of an independent counsel, determined that the reimbursement of approximately $10.4 million of Red Zone LLC’s expenses was reasonable.  Stockholders approved this reimbursement at the 2006 Annual Meeting on May 25, 2006.  We recognized the reimbursement as other expense in the consolidated financial statements for 2006.

(15)    Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making.  The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation, and amortization (Park EBITDA) and free cash flow (Park EBITDA less park capital expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment - theme parks.  The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes.  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	2009	2008	2007
	(in thousands)
Theme park revenues	$912,861	$1,021,298	970,825
Theme park cash expenses	(649,843)	(663,319)	(692,449)
Aggregate park EBITDA	263,018	357,979	278,376
Equity in operations of partnerships—EBITDA	12,473	8,529	5,604
Corporate expenses	(46,708)	(50,526)	(50,558)
Stock-based compensation	(2,597)	(6,202)	(12,525)
Other expense	(17,304)	(14,627)	(20,122)
Loss on disposal of assets	(12,361)	(17,692)	(39,243)
Net gain (loss) on debt extinguishment	—	107,743	(8,870)
Reorganization items	(138,864)	—	—
Equity in operations of partnerships — depreciation and other expense	(9,351)	(9,335)	(6,106)
Depreciation and amortization	(145,891)	(139,609)	(137,906)
Interest expense	(106,313)	(185,370)	(207,335)
Interest income	878	2,342	3,203
Income (loss) from continuing operations before income taxes	$(203,020)	$53,232	(195,482)

One of our parks is located in Mexico and one is located in Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations before income taxes by domestic and foreign categories for 2009, 2008 and 2007:

	Domestic	Foreign	Total
	(in thousands)
2009:
Long-lived assets	$2,408,748	130,309	2,539,057
Revenues	827,139	85,722	912,861
Income (loss) from continuing operations before income taxes	(214,676)	11,656	(203,020)
2008:
Long-lived assets	$2,503,351	116,608	2,619,959
Revenues	919,335	101,963	1,021,298
Income from continuing operations before income taxes	37,236	15,996	53,232
2007:
Long-lived assets	$2,551,799	149,970	2,701,769
Revenues	874,923	95,902	970,825
Income (loss) from continuing operations before income taxes	(208,872)	13,390	(195,482)

Long-lived assets include property and equipment and intangible assets.

(16)    Changes in Management and Strategy

Following a successful stockholder consent solicitation by Red Zone LLC, an entity managed by Daniel M. Snyder, in December 2005, Mr. Snyder became Chairman of Holdings’ Board of Directors and two persons nominated by Red Zone LLC became directors, including Mark Shapiro, who was elected President and Chief Executive Officer at that time.  In 2006, Holdings’ Board of Directors approved substantial changes to senior management, including several park presidents (formerly referred to as general managers) and new management began to effectuate a series of long-term operating initiatives.

The management change resulted in $14.6 million in severance and other expenses in 2006, which were included in selling, general and administrative expenses.

(17)    Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2009 and 2008:

	2009
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$51,900,000	302,078,000	457,035,000	101,848,000	912,861,000
Net income (loss) applicable to Six Flags, Inc. common stockholders	(146,291,000)	(121,616,000)	137,927,000	(115,529,000)	(245,509,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.50)	(1.25)	1.41	(1.18)	(2.51)
Diluted	(1.50)	(1.25)	0.96	(1.18)	(2.51)

	2008
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Total revenue	$68,224,000	345,683,000	489,340,000	118,051,000	1,021,298,000
Net income (loss) applicable to Six Flags, Inc. common stockholders	(157,048,000)	87,417,000	136,233,000	(208,389,000)	(141,787,000)
Net income (loss) per weighted average common share outstanding:
Basic	(1.64)	0.90	1.40	(2.14)	(1.46)
Diluted	(1.64)	0.63	0.95	(2.14)	(1.46)

We operate a seasonal business.  In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

(18)    Supplemental Condensed Consolidated Financial Information

The following tables present condensed consolidated financial information, segregating those entities that have filed for reorganization under Chapter 11 of the Bankruptcy Code and those that have not filed for reorganization under Chapter 11 of the Bankruptcy Code.

	December 31, 2009
	Filers	Non-filers	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$138,583,000	26,247,000	—	164,830,000
Account receivable	8,652,000	11,210,000	—	19,862,000
Receivables from non-filers	74,698,000	—	(74,698,000)	—
Other current assets	54,882,000	15,573,000	—	70,455,000
Total current assets	276,815,000	53,030,000	(74,698,000)	255,147,000

Property and equipment, net	1,169,712,000	308,720,000	—	1,478,432,000
Intangible assets, net	882,343,000	178,282,000	—	1,060,625,000
Investments in non-filers	(35,367,000)	—	35,367,000	—
Other assets	112,205,000	1,243,000	—	113,448,000
Total assets	$2,405,708,000	541,275,000	(39,331,000)	2,907,652,000

LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Accounts payable and other current liabilities	$92,236,000	22,462,000	—	114,698,000
Payables to filers	—	74,698,000	(74,698,000)	—
Current portion of long-term debt	285,240,000	23,509,000	—	308,749,000
Total current liabilities not subject to compromise	377,476,000	120,669,000	(74,698,000)	423,447,000

Long-term debt	820,491,000	9,035,000	—	829,526,000
Other long-term liabilities	100,691,000	91,005,000	—	191,696,000
Total liabilities not subject to compromise	1,298,658,000	220,709,000	(74,698,000)	1,444,669,000

Liabilities subject to compromise	1,691,224,000	—	—	1,691,224,000

Total liabilities	2,989,882,000	220,709,000	(74,698,000)	3,135,893,000

Redeemable noncontrolling interests	—	355,933,000	—	355,933,000
Mandatorily redeemable preferred stock	—	—	—	—

Stockholders’ deficit:	(584,174,000)	(35,367,000)	35,367,000	(584,174,000)
Total liabilities and stockholders’ deficit	$2,405,708,000	541,275,000	(39,331,000)	2,907,652,000

	Year Ended December 31, 2009
	Filers	Non-filers	Eliminations	Consolidated
Revenue:
Theme park admissions	$358,618,000	130,864,000	—	489,482,000
Theme park food, merchandise and other	285,294,000	95,704,000	—	380,998,000
Sponsorship, licensing and other fees	29,488,000	12,893,000	—	42,381,000
Total revenue	673,400,000	239,461,000	—	912,861,000

Operating costs and expenses:
Operating expenses	323,018,000	102,349,000	—	425,367,000
Selling, general and administrative	158,573,000	38,301,000	—	196,874,000
Costs of products sold	56,740,000	20,167,000	—	76,907,000
Depreciation	115,484,000	29,435,000	—	144,919,000
Amortization	887,000	85,000	—	972,000
Loss on disposal of assets	12,005,000	356,000	—	12,361,000
Interest expense, net	101,416,000	4,019,000	—	105,435,000
Affiliate interest	(1,060,000)	1,060,000	—	—
Equity in (income) loss of partnerships	(3,122,000)	—	—	(3,122,000)
Other expense	11,434,000	5,870,000	—	17,304,000

Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	(101,975,000)	37,819,000	—	(64,156,000)

Reorganization items, net	138,864,000	—	—	138,864,000

Income (loss) from continuing operations before income taxes and discontinued operations	(240,839,000)	37,819,000	—	(203,020,000)
Income tax (benefit) expense	(1,549,000)	4,451,000	—	2,902,000
Income (loss) from continuing operations before discontinued operations	(239,290,000)	33,368,000	—	(205,922,000)
Discontinued operations	11,827,000	—	—	11,827,000
Net income (loss)	(227,463,000)	33,368,000	—	(194,095,000)
Less: Net income attributable to noncontrolling interests	—	(35,072,000)	—	(35,072,000)
Net loss attributable to Six Flags, Inc.	$(227,463,000)	(1,704,000)	—	(229,167,000)

	Year Ended December 31, 2009
	Filers	Non-filers	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(23,283,000)	101,046,000	—	77,763,000

Cash used in investing activities	(59,823,000)	(23,365,000)	—	(83,188,000)

Cash provided by (used in) financing activities	23,829,000	(64,701,000)	—	(40,872,000)

Effect of exchange rate changes on cash	—	795,000	—	795,000

Increase (decrease) in cash and cash equivalents	(59,277,000)	13,775,000	—	(45,502,000)

Cash and cash equivalents at beginning of year	197,860,000	12,472,000	—	210,332,000
Cash and cash equivalents at end of period	$138,583,000	26,247,000	—	164,830,000

EXHIBIT INDEX

(2)          Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

(a)	Asset Purchase Agreement, dated as of April 8, 2004, between Registrant and Cedar Fair L.L.P.—incorporated by reference from Exhibit 2.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2004.

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

(10)    Material Contracts:

(a)

Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987—

incorporated by reference from Exhibit 10(i) to Form 10-K of Registrant for year ended December 31, 1987.

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

(ss)

Unsecured Subordinated Promissory Note by and among PARC Operations, LLC, PARC 7F-Operations Corporation, PARC Elitch Gardens, LLC, PARC White Water Bay, LLC, PARC Frontier City, LLC, PARC Splashtown, LLC, PARC Waterworld, LLC, PARC Darien Lake, LLC, and PARC Enchanted Parks, LLC, dated April 6, 2007—incorporated by reference from Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2007.

(tt)

Limited Rent Guaranty by and among Registrant and CNL Income Darien Lake, LLC, CNL Income Elitch Gardens, LLC, CNL Income Enchanted Village, LLC, CNL Income Frontier City, LLC, CNL Income Splashtown, LLC, CNL Income Waterworld, LLC and CNL Income White Water Bay, LLC and CNL Income Darien Lake TRS Corp., CNL Income Elitch Gardens TRS Corp., CNL Income Enchanted Village TRS Corp., CNL Income Frontier City TRS Corp., CNL Income Splashtown TRS Corp., CNL Income Waterworld TRS Corp., and CNL Income White Water Bay TRS Corp., dated April 6, 2007—incorporated by reference from Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended June 30, 2007.

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

(bbb)

Promissory Note, dated May 15, 2009, by and among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., as borrowers, and TW-SF LLC, as lender—incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

(ccc)

Guarantee Agreement, dated as of May 15, 2009, by and among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and TW-SF LLC—incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

(ddd)

Plan Support Agreement, dated June 13, 2009, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., Astroworld GP LLC, Astroworld LP, Astroworld LP LLC, Fiesta Texas Inc., Funtime, Inc., Funtime Parks, Inc., Great America LLC, Great Escape Holding Inc., Great Escape Rides L.P., Great Escape Theme Park L.P., Hurricane Harbor GP LLC, Hurricane Harbor LP, Hurricane Harbor LP LLC, KKI, LLC, Magic Mountain LLC, Park Management Corp., PP Data Services Inc., Premier International Holdings Inc., Premier Parks of Colorado Inc., Premier Parks Holdings Inc., Premier Waterworld Sacramento Inc., Riverside Park Enterprises Inc., SF HWP Management LLC, SFJ Management Inc., SFRCC Corp., Six Flags America LP, Six Flags America Property Corporation, Six Flags Great Adventure LLC, Six Flags Great Escape L.P., Six Flags Services Inc., Six Flags Services of Illinois, Inc., Six Flags St. Louis LLC, South Street Holdings LLC, Stuart Amusement Company, JPMorgan Chase Bank, N.A., Beach Point Capital Management LP, DK Acquisition Partners, L.P., Eaton Vance Management & Boston Management and Research, Sankaty Advisors, LLC, SPCP Group, LLC, Grand Central Asset Trust, SIL Series, Taconic Market Dislocation Master Fund II L.P., Taconic Market Dislocation Fund II L.P., Taconic Capital Partners 1.5 L.P. and Taconic Opportunity Fund L.P.—incorporated by reference from Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

(eee)

Amendment No. 3 to the Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

(fff)

Amendment No. 4 to the Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

(ggg)

Amendment No. 5 to the Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

(hhh)

Amendment No. 6 to the Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

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