Form 10-K/A
period 2009-12-31
SIX FLAGS, INC.
filed 2010-04-26
CIK 701374

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest most practicable date:  The number of shares of common stock, par value $0.025 per share, of the registrant outstanding as of April 15, 2010 was 98,323,760 shares.  The common stock and the Preferred Income Equity Redeemable Shares are traded on the Over-the-Counter Bulletin Board under the trading symbol “SIXFQ” and “SIX FPFQ,” respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2009 (“Original 10-K”) of Six Flags, Inc. (the “Company”) is being filed with the Securities and Exchange Commission to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (“Part III Information”).  No changes have been made to the Original 10-K other than the addition of the Part III Information and updates to the Exhibit Index.  Except for the foregoing, this Amendment No. 1 on Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) our ability to develop, prosecute, confirm and consummate one or more Chapter 11 plans of reorganization, (ii) the potential adverse impact of the Chapter 11 filing on our operations, management and employees, (iii) customer response to the Chapter 11 filing, (iv) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet future liquidity needs, or (v) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

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

*              *              *              *              *

•              As used in this Amendment No. 1 on Form 10-K/A, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Six Flags” refer collectively to Six Flags, Inc. and its consolidated subsidiaries, and “Holdings” refers only to Six Flags, Inc., without regard to its subsidiaries.

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

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of the Board of Directors

As previously disclosed, on April 1, 2010, Holdings, Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (collectively with Holdings, SFO and SFTP, the “Debtors”) filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) a modified fourth amended joint plan of reorganization under Chapter 11 of the Bankruptcy Code (as modified, the “Plan”).  The Bankruptcy Court has scheduled a confirmation hearing for the Plan on April 28, 2010.  The information set forth below regarding the Board of Directors of Holdings (the “Board”) relates solely to the Board on the date of filing of this Amendment No. 1 and Holdings expects the composition of the Board to change as of the effective date of the Plan (the “Effective Date”).

Each of the following individuals presently serves as a director of the Company.  Set forth below is certain biographical information about each director as well as information concerning the qualifications and experiences that led the Board to conclude that the individuals should serve as directors, in addition to the general qualifications discussed in this Amendment No. 1 on
Form 10-K/A.

Name	Age as of April 1, 2010	Position(s) with the Company	Director Since
Charles Elliott Andrews	58	Director	January 2006
Mark Jennings	47	Director	January 2006
Robert J. McGuire	73	Director	May 2003
Perry Rogers	41	Director	March 2006
Dwight C. Schar	68	Director	December 2005
Mark Shapiro	40	CEO, President and Director	December 2005
Daniel M. Snyder	45	Chairman of the Board	December 2005
Harvey Weinstein	58	Director	January 2006

Charles Elliott Andrews, Director.  Since June 29, 2009, Mr. Andrews has been the President and Chief Operating Officer of RSM McGladrey Inc., an accounting, tax and business consulting firm.  Prior to that, Mr. Andrews served in various capacities at SLM Corporation, more commonly known as Sallie Mae, from February 2003 through September 2008.  Mr. Andrews’ several roles at Sallie Mae included Executive Vice President and Chief Financial Officer, with responsibilities for Finance, Accounting and Risk Management, and President and Chief Executive Officer.  Prior to joining Sallie Mae, Mr. Andrews was a partner at Arthur Andersen from September 1984 to February 2003.  Mr. Andrews serves on the boards of Junior Achievement and NVR, Inc., where he is also a member of the Audit Committee. He is also a member of the Advisory Boards of the R.B. Pamplin College of Business and Accounting Department at Virginia Tech.  Within the last five years, Mr. Andrews was also a member of the Board of Directors of U-Store-It Trust, where he was a member of the Audit Committee.  Mr. Andrews is well qualified to serve on the Board based on the varied business experience that he obtained over his thirty year career in public accounting, his financial and accounting expertise, and his experience on other public company boards.

Mark Jennings, Director.  Since September 1996, Mr. Jennings has been the Managing Partner and co-founder of Generation Partners, a private investment firm that acquires and provides growth capital to companies primarily in the information services, healthcare and media & entertainment sectors. Prior to founding Generation Partners, Mr. Jennings was a Partner at Centre Partners, a private equity firm affiliated with Lazard Freres, and prior to that, he was employed at Goldman Sachs & Co. Through Generation and predecessor firms, he has invested in more than 50 companies and has served on the Board of Directors of 23 companies and currently serves as a director of Virtual Radiologic Corporation, Sterling Infosystems, Agility Recovery Solutions and inVentiv Health, Inc., where he is also a member of the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee.  Mr. Jennings also currently serves as the Chairman of the Board of Trustees of Post University.  As Managing Partner and co-founder of Generation Partners, his other public company board experience, and his experience with corporate governance and executive compensation, Mr. Jennings brings a wealth of financial and business expertise to the Board.

Robert J. McGuire, Director.  Since June 2005, Mr. McGuire has been an attorney in private practice in New York. From January 1998 through June 2005, Mr. McGuire served as counsel to Morvillo, Abramowitz, Grand, Iason & Silberburg, P.C., a New York law firm. Prior thereto, he served as Police Commissioner of The City of New York, Chairman and Chief Executive Officer of Pinkerton’s Inc. and President of Kroll Associates Inc. Mr. McGuire is Vice Chairman of the Police Athletic League, New York City’s largest youth organization.  Mr. McGuire is also a director and member of the Audit Committee and Law and Corporate Governance Committee of Mutual of America Life Insurance Company, a director and member of the Audit Committee (Chairman) and Compensation Committee (Chairman) of Protection One, Inc., and a director and member of the Audit Committee, Compensation Committee (Chairman), Compliance Committee and Risk Management Oversight Committee of Artio Global Funds.  Mr. McGuire’s long tenure with the Company as a Board member, his legal, business, and financial experience, and his other public company board experience, make him particularly qualified to serve on the Board.  Within the last five years, Mr. McGuire was also a director of GAM Funds, Inc., GAM Avalon Funds, Inc. and Mutual of America Investment Corp.

Perry Rogers, Director.  Mr. Rogers is President and founder of PR Partners, Inc., a sports management and corporate consulting company in Las Vegas, Nevada.  From 1994 to 2008, Mr. Rogers served as President of Agassi Enterprises, Inc., a management firm. In addition, from 2002 to 2008, Mr. Rogers served as President of Alliance Sports Management Co., a management firm.  Mr. Rogers is also a director of Meadows Bank and is a member of the Board of Trustees of the University of Nevada, Las Vegas Foundation.  Mr. Rogers’ senior leadership and management experience from his current and prior senior management positions, his sports and entertainment related experience, and his brand marketing expertise led the Board to conclude that Mr. Rogers is highly qualified to serve as a director.

Dwight Schar, Director.  Mr. Schar has served as the Chairman of NVR, Inc., one of the largest homebuilders in the United States, for over fifteen years. From 1993 until June 30, 2005, Mr. Schar also served as President and Chief Executive Officer of NVR, Inc. Mr. Schar is a member of the Board of Directors of dick clark productions, inc.  Mr. Schar is active in the greater Washington community, involved in numerous business and educational groups, as well as on a political level such as former National Finance Chair of the Republican National Committee. He was also an appointee to the President’s Advisory Committee on the Arts for the Kennedy Center.  Mr. Schar provides the Board with proven leadership and business experience as the former CEO of a multi-faceted organization, and is well qualified to serve on the Board based on his brand marketing expertise and his expertise in managing a company in a cyclical industry.

Mark Shapiro, President, Chief Executive Officer and Director.  From September 2002 to October 2005, Mr. Shapiro served as the Executive Vice President, Programming and Production of ESPN, Inc. From July 2001 to September 2002, he served as Senior Vice President and General Manager, Programming at ESPN. Prior to July 2001, he was Vice President and General Manager of ESPN Classic and ESPN Original Entertainment. From October 2005 until December 2005, Mr. Shapiro served as Chief Executive Officer of Red Zone LLC.  Mr. Shapiro is also a director of Live Nation, Inc., dick clark production, inc. and The Tribune Company.  The Tribune Company filed for Chapter 11 bankruptcy reorganization in December 2008.  Mr. Shapiro is also a member of the Board of Trustees of Equity Residential. Mr. Shapiro brings to the Board and the Company significant leadership and business experience.  As a result of his history at ESPN, Mr. Shapiro has expertise in brand development and brand marketing and he provides the Board and the Company with insightful and unique ideas for growing the Company’s business as well as its brand.

Daniel M. Snyder, Chairman of the Board.  Mr. Snyder is an experienced manager of venue-based businesses. Since July 1999, Mr. Snyder has been the Chairman and Principal Owner of the Washington Redskins franchise of the National Football League and FedExField, the team’s wholly-owned 92,000-seat stadium. As one of his key strategies in managing the Washington Redskins, he expanded Redskins sponsorship revenues from $4 million to $48 million and developed significant concession relationships with various vendors through which it sold all concession equipment to Centerplate Food Distribution Company for $16 million, which enabled the Redskins to use the proceeds to pay down its debt. The per capita food spending of Redskins’ customers nearly doubled since

Mr. Snyder acquired the team. Mr. Snyder has transformed the franchise into one of the most valuable franchises in U.S. sports (according to the Forbes magazine) at approximately $1.5 billion, nearly doubling its annual revenues since he acquired the team. Mr. Snyder was also founder and former Chairman and Chief Executive Officer of Snyder Communications, Inc., an advertising and marketing company formerly listed on the New York Stock Exchange and which had over $1 billion in annual sales. In September of 2000, Snyder Communications, Inc. was successfully sold to Havas Advertising, S.A. for approximately $2.3 billion. Mr. Snyder is Chairman of the Board of Directors of dick clark productions, inc., Managing Member of Red Zebra Broadcasting, LLC, which owns several radio stations in Washington, D.C., Maryland, and Virginia, and a member of the Board of Directors of Johnny Rockets Group, Inc.  He is also Managing Member of RedZone Capital Management Company, LLC, a private equity firm.  Mr. Snyder is Chairman Emeritus of the Board of Directors of inVentiv Health, Inc.  Mr. Snyder brings to the Board effective leadership experience and extensive knowledge and experience in the sports and entertainment industry.

Harvey Weinstein.  Since October 2005, Mr. Weinstein has been the Co-Chairman of The Weinstein Company LLC, a multi-media company. In 1979, Mr. Weinstein and his brother founded Miramax Film Corp., which has released some of the most critically acclaimed and commercially successful independent feature films, including The Aviator, Finding Neverland, Chicago, Gangs of New York, Shakespeare in Love, Good Will Hunting, Pulp Fiction and My Left Foot. Mr. Weinstein was Co-Chairman of Miramax from 1979 through September 2005. In 2004, Mr. Weinstein was named a Commander of the Order of the British Empire by Queen Elizabeth II in recognition of his contribution to the British film industry. Mr. Weinstein has also produced several award winning shows on Broadway and around the world, including The Producers, Gypsy, La Boheme, Wonderful Town and more recently All Shook Up, Sweet Charity and Dirty Rotten Scoundrels.  Mr. Weinstein brings insight and expertise regarding the entertainment industry gained from his over 30 years of experience in the industry.

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

During 2009, to the Company’s knowledge, based solely on the Company’s review of the copies of such forms received by the Company and written representations from certain reporting persons that no additional forms were required for those persons, all the required reports were filed on a timely basis by officers, directors, and greater than ten percent beneficial owners.

Corporate Governance and Board Committees

The Board of Directors

The Company’s business, property and affairs are managed under the direction of the Board.  The Board is elected by stockholders to oversee management and to assure that the long-term interests of stockholders are being served. The Board has responsibility for establishing broad corporate policies and for the overall performance of the Company. It is not, however, involved in the operating details on a day-to-day basis. The Board is advised of the Company’s business through discussions with the Chief Executive Officer and other officers of the Company, by reviewing reports, analyses and materials provided to them and by participating in Board meetings and meetings of the committees of the Board.

The Board has four regularly scheduled meetings during the year to review significant developments affecting the Company and to act on matters requiring Board approval.  The Board also holds special meetings and acts by written consent from time to time as necessary. Directors are expected to attend all scheduled Board and committee meetings as well as the annual meetings of stockholders.  During the year ended December 31, 2009, the Board held twenty meetings.  Each of the directors of the Company, other than Mr. Weinstein, attended at least 75% of the meetings of the Board and of the meetings of committees of the Board on which such director served.  As a result of the Chapter 11 proceedings, the Company did not hold an annual meeting of stockholders during 2009 and does not anticipate holding an annual meeting of stockholders during 2010.

The Board only has one class of directors. As a result, all directors are elected each year by the Company’s stockholders at the annual meeting. Directors may be removed with or without cause by the holders of a majority of the shares then entitled to vote at an election of directors.

The Board currently has eight directors.  Pursuant to the Plan, the Board following the Effective Date will consist of nine directors, one member of which shall be Mr. Shapiro.  The additional eight directors shall be selected pursuant to the terms of the Plan.

Stockholders and other interested parties may contact the Lead Independent Director, and the other non-management directors by writing to the Lead Independent Director, c/o Six Flags, Inc., 1540 Broadway, New York, New York 10036.

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

Code of Business Conduct and Ethics

The Company has adopted and maintains a Code of Business Conduct and Ethics that covers all directors, officers and employees of the Company. The Code of Business Conduct and Ethics requires, among other things, that the directors, officers and employees exhibit and promote the highest standards of honest and ethical conduct; avoid conflicts of interest; comply with laws, rules and regulations; and otherwise act in the Company’s best interest.

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

Board Committees

The Board has designated an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee. The membership of the committees as of April 1, 2010 and the function of each committee are described below.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Executive Committee
C.E. Andrews	X**
Mark Jennings		X	X
Robert J. McGuire	X		X*	X*
Perry Rogers	X	X
Dwight C. Schar
Mark Shapiro				X
Daniel M. Snyder				X
Harvey Weinstein		X*

*              Chairman

**       Chairman and Audit Committee Financial Expert

Executive Committee

The Executive Committee serves primarily as a means for taking action requiring Board approval between regularly scheduled meetings of the Board. The Executive Committee is authorized to act for the full Board on matters other than those specifically reserved by Delaware law to the Board. The Executive Committee acted by written consent two times during 2009.  The current members of the Executive Committee are Messrs. Snyder, Shapiro and McGuire.

Audit Committee

The Audit Committee assists the Board in fulfilling its responsibility to oversee management’s conduct of the Company’s financial reporting process, including review of the internal audit function, the financial reports and other financial information the Company provides to the public, the Company’s systems of internal accounting, financial and disclosure controls, the annual independent audit of the Company’s financial statements, the Company’s legal and regulatory compliance and the Company’s safety programs as established by management. In discharging its duties, the Audit Committee, among other things, has the sole authority to appoint (subject to stockholder ratification), compensate (including pre-approval of fees), evaluate and replace the Company’s independent auditors and oversee their scope of work, independence and their engagement for any other services. The Audit Committee meets independently with those persons performing the Company’s internal auditing function, as well as the Company’s independent auditors and senior management.

The Audit Committee held four meetings during 2009.  A copy of the Audit Committee charter is available to stockholders on the Company’s website at www.sixflags.com. All members of the Audit Committee are independent within the meaning of SEC regulations. In addition, the Board has determined that C.E. Andrews is qualified as an audit committee financial expert under SEC regulations and that all members of the Audit Committee have the accounting and related financial management expertise required by the New York Stock Exchange (“NYSE”).  Although Holdings’ common stock was delisted from the NYSE in April 2009, Holdings continues to determine the independence of directors under the NYSE listing standards.  The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation, any duties, obligations or other liability that are greater than the duties, obligations or liabilities imposed on such person as a member of the Audit Committee of the Board in the absence of such designation.  Members of the Audit Committee may not serve on the audit committee of more than three public companies, including the Company, unless the Board has determined that such simultaneous service would not impair the ability of such member to effectively serve on the Audit Committee. Mr. McGuire serves on the audit committees of three other public companies in addition to serving on Holdings’ Audit Committee.  The Board determined that such service did not impair Mr. McGuire’s ability to effectively serve on the Company’s Audit Committee.  None of the other members of the Audit Committee serve on the audit committee of more than three public companies.

Compensation Committee

The Compensation Committee, among other duties, (i) is responsible for establishing and reviewing the Company’s overall compensation philosophy; (ii) determines the appropriate compensation levels for the Company’s executive officers (which includes the review and approval of corporate goals and objectives used in determining executive officer compensation); (iii) reviews all incentive compensation and equity-based compensation plans, benefit plans and new executive compensation programs and oversees the administration of such plans; (iv) grants awards of shares or stock options pursuant to the Company’s equity-based plans; and (v) reviews employee salary levels.  Since the commencement of the Debtors’ Chapter 11 filing on June 13, 2009, the Board has administered the Company’s executive compensation program, including the approval of year-end bonus awards for 2009.

The Compensation Committee meets at least annually with the Chief Executive Officer and any other corporate officers as the Compensation Committee deems appropriate while it is determining the performance criteria and compensation levels of key executive officers.  As part of this process, the Chief Executive Officer provides annual performance reviews and compensation recommendations for each of the executive officers who report directly to him.  The Compensation Committee also considers competitive market data, including compensation packages available at a comparable group of peer companies, in making final determinations regarding the compensation of the executive officers.  In 2009, the entire Board ratified the compensation for the Chief Executive Officer and other executive officers named in the Summary Compensation Table (the “named executive officers”).

The Compensation Committee may form and delegate any of its responsibilities to a subcommittee so long as such subcommittee is solely comprised of Compensation Committee members.  No such delegation was made in 2009.  In addition, the Compensation Committee has the direct responsibility for the appointment, termination, compensation and oversight of any compensation and benefit consultants retained by the Company in respect of executive compensation.  In connection with the election of new directors and the selection of a new Chief Executive Officer in early 2006, the Compensation Committee retained Mercer Human Resource Consulting (“Mercer”) as compensation consultants to develop a compensation proposal for the Chairman of the Board, the Chief Executive Officer and the independent directors. The Compensation Committee, following the suggestion of independent counsel to the Board, Cadwalader, Wickersham & Taft LLP, also retained Mercer to advise it in connection with the bonuses granted to the Chief Executive Officer and other named executive with respect to 2008.

In connection with its review commencing in late 2008 of the Company’s existing employment agreements with the named executive officers, the Compensation Committee engaged Mercer to evaluate a new compensation program for the named executive officers. Mercer was asked to advise the Compensation Committee on compensation arrangements for the named executive officers in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake. The Compensation Committee was also advised extensively by Houlihan, Lokey, Howard & Zukin Capital, Inc., the Company’s restructuring financial advisor (“Houlihan”).  On April 1, 2009, the Company entered into new employment agreements (the “New Agreements”) with the Chief Executive Officer and the other named executive officers. The New Agreements are described elsewhere herein. In addition, as explained in the Executive Compensation discussion under the caption “2010 Compensation Decisions” amendments have been proposed to the

New Agreements, including an amended and restated employment agreement for Mr. Shapiro, as part of the Plan that will, if approved by the Bankruptcy Court, become effective on the Effective Date.

The Compensation Committee held three formal meetings and convened informally several times during 2009.  A copy of the Compensation Committee charter is available to stockholders on the Company’s website at www.sixflags.com.  The Board has determined that each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act, and meets the independence requirements of the NYSE and the “outside director” requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Nominating and Corporate Governance Committee met one time during 2009. A copy of the Nominating and Corporate Governance Committee charter is available to stockholders on the Company’s website at www.sixflags.com. All members of the Nominating and Corporate Governance Committee are independent within the meaning of the NYSE requirements.

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

Meetings of Independent Directors

The Board schedules at least four meetings a year for the independent directors outside the presence of any member of management. The independent directors may meet in executive session at such other times as determined by the Lead Independent Director.  At each executive session, the Lead Independent Director, or, in his absence, one of the other independent directors will chair that executive session.

Board Leadership Structure and Role in Risk Oversight

Currently, Mr. Shapiro serves as Holdings’ Chief Executive Officer and Mr. Snyder serves as the Chairman of the Board.  The Board does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate.  Instead, Holdings’ By-Laws provide that the directors of Holdings may designate a Chairman of the Board from among any of the directors.  Accordingly, the Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chairman in the same person or in two different individuals depending on what it believes is in the best interest of the Company.   The Board has determined that the separation of these roles is appropriate because it allows Mr. Shapiro to focus more of his energies on the management and business operations of the Company.  The Board believes that there is no single Board leadership structure that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s and the Board’s then current circumstances as and when appropriate.

The Company’s management is responsible for identifying, assessing and managing the material risks facing the business. The Board and, in particular, the Audit Committee are responsible for overseeing the

Company’s processes for assessing and managing risk.  Each of the Chief Executive Officer, Chief Financial Officer, General Counsel and Director of Internal Audit, with input as appropriate from other appropriate management members, report and provide relevant information directly to either the Board and/or the Audit Committee on various types of identified material financial, reputational, legal, operational, environmental and business risks to which the Company is or may be subject, as well as mitigation strategies for certain salient risks.  In accordance with NYSE requirements and as set forth in its charter, the Audit Committee periodically reviews and discusses the Company’s business and financial risk management and risk assessment policies and procedures with senior management, the Company’s independent auditor and the Director of Internal Audit.  The Audit Committee reports its risk assessment function to the Board.  The roles of the Board and the Audit Committee in the risk oversight process have not affected the Board leadership structure.

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

Candidates Proposed by Stockholders for Consideration by the Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has a policy to consider recommendations for director candidates submitted by stockholders. A stockholder recommending an individual for consideration by the Nominating and Corporate Governance Committee must provide (i) evidence in accordance with Rule 14a-8 of compliance with the stockholder eligibility requirements, (ii) written consent of the candidate(s) for nomination as a director, (iii) a resume or other written statement of the qualifications of the candidate(s) for nomination as a director and (iv) all information regarding the candidate(s) and the stockholder that would be required to be disclosed in a proxy statement filed with the SEC if the candidate(s) were nominated for election to the Board, including, without limitation, name, age, business and residence address and principal occupation or employment during the past five years. Stockholders wishing to recommend director candidates for consideration by the Nominating and Corporate Governance Committee should send the required information to the Secretary or Lead Independent Director, c/o Six Flags, Inc., 1540 Broadway, New York, NY 10036. In order to be considered by the Nominating and Corporate Governance Committee, nominations for directors to be elected at the 2011 annual meeting must be received no later than February 9, 2011.

Stockholder Nominations

Holdings’ By-Laws permit a stockholder to nominate one or more persons for election as directors at an annual meeting if written notice of that stockholder’s intent to make the nomination has been given to the Secretary of the Company not less than 90 days nor earlier than 120 days before the first anniversary of the Company’s previous annual meeting.  In order to be considered timely for the 2011 annual meeting, notice of a stockholder’s intent to make a nomination at the meeting must be given to the Company no earlier than February 9, 2011 and no later than March 11, 2011.  If the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, then the written notice must be given not earlier than 120 days prior to such annual meeting and not later than the later of 90 days prior to such annual meeting or the tenth day following the Company’s first public announcement of such annual meeting date. In the case of an election to be held at a special meeting of stockholders, notice must be given not earlier than 120 days prior to such special meeting and not later than the later of 90 days prior to such special meeting or the tenth day following the Company’s first public announcement of the date of the special meeting. The notice shall include all information relating to such nominee that is required to be disclosed in a proxy statement, including, without limitation, the name and address of the nominee, and the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected. The notice shall also include, as to the stockholder submitting the nomination, (i) such person’s name and address; (ii) the class and number of shares of Holdings’ capital stock that are owned beneficially and of record; (iii) a representation that the stockholder is entitled to vote at the meeting and intends to nominate the person; and (iv) a representation as to whether the stockholder intends, or is part of a group which intends, to deliver a proxy statement or otherwise solicit proxies from stockholders. The Company may require any proposed nominee to furnish other information as the Company may reasonably require to determine the eligibility of the proposed nominee to serve as a director of Holdings.

As previously noted, in connection with the Debtors’ emergence from the Chapter 11 proceedings and pursuant to the terms of the Plan, Holdings expects the composition of the Board and the committees of the Board to change.  The Board following the Effective Date, through the Nominating and Corporate Governance Committee, will be responsible for future policies related to the consideration of nominees for director submitted by stockholders and the qualifications, skills or qualities necessary for directors. Under policies of the current Board, to recommend a potential nominee, you may do so in accordance with the foregoing instructions.

Audit Committee Report

The members of the Audit Committee have been appointed by the Board. The Audit Committee is governed by a charter that has been approved and adopted by the Board of Directors and which will be reviewed and reassessed annually by the Audit Committee. The Audit Committee is comprised of three independent directors.

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

The following is the report of the Audit Committee of the Company with respect to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2009.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements and management’s assessment of the Company’s internal controls over financial reporting for the fiscal year ended December 31, 2009 be included in the Company’s Annual Report on Form 10-K for such year for filing with the SEC.

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

ITEM 11.                       EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee, which is comprised entirely of independent directors, has historically administered the Company’s executive compensation program. The Compensation Committee has generally determined the appropriate compensation levels for the Company’s named executive officers, evaluated compensation plans, policies and programs, and reviewed benefit plans for officers and employees.  Since the commencement of the Debtors’ Chapter 11 filing on June 13, 2009, the Board has administered the Company’s executive compensation program, including the approval of year-end bonus awards for 2009.

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

Compensation Overview

In December 2008, the Compensation Committee, at the suggestion of the independent counsel to the Board, Cadwalader, Wickersham & Taft LLP, retained independent compensation consultant, Mercer, to evaluate executive compensation in connection with its pending review of the employment agreements for each of the named executive officers. Mercer was asked to advise the Compensation Committee on compensation arrangements for the named executive officers in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake.  On April 1, 2009, the Company entered into the New Agreements with the Chief Executive Officer and the other named executive officers.

It is anticipated that, on the Effective Date, the Company will implement a new management incentive plan for management, selected employees and directors of the Company, providing incentive compensation in the form of stock options and/or restricted stock in Holdings equal to 15% of the shares of common stock authorized to be issued pursuant the Plan, determined on a fully diluted basis (the “Long-Term Incentive Plan”).  Awards under the Long-Term Incentive Plan would be comprised of at least 5% in the form of restricted stock and up to 10% in the form of options, the vesting and allocation of which shall be determined by mutual agreement of the Chief Executive Officer and the new Board.  The existing plans and outstanding stock options will be cancelled pursuant to the Plan.  It is also anticipated that the New Agreements will be amended as of the Effective Date to reflect the modifications to the management equity incentive arrangements contemplated by the Long-Term Incentive Plan.

In addition to complying with the terms of the employment agreements for the named executive officers, the Compensation Committee generally reviews both the Company’s performance and individual contributions during the Compensation Committee’s last regularly scheduled meeting of the year to determine if additional compensation should be awarded. During this meeting, the Chief Executive Officer also provides the Compensation Committee with his performance evaluations of the other named executive officers. Based on such information, and on the need to retain certain key executives, the Compensation Committee has the discretion to approve year-end bonus and equity awards. In 2009, the Board reviewed and approved year-end bonus awards.

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

Elements of Executive Compensation

Employment Agreements

In December 2008, the Compensation Committee determined that it was appropriate to review the terms of the named executive officers’ employment agreements in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake.  In the course of this review, the Compensation Committee retained Mercer to provide information on compensation arrangements in restructuring contexts. The Compensation Committee also sought advice from Houlihan with regard to compensation arrangements and the importance to creditors of the continued service of senior management in order to effect a successful restructuring.  The Compensation Committee also considered other existing opportunities available to the named executive officers, particularly Mr. Shapiro.  On April 1, 2009, the Company entered into the New Agreements with each of the named executive officers, which superseded the executives’ then-current employment agreements. The New Agreements, which have a term of four years and did not increase the base salary of any named executive officer, are described in more detail herein.  As further described herein, each of the New Agreements provide that, upon the earlier of the closing of an exchange offer for the Company’s Senior Notes or the Company’s emergence from a Chapter 11 bankruptcy (a “Triggering Event”), each of the named executive officers will be entitled to receive an emergence bonus.  Potential payments upon termination provided for in the New Agreements are also described herein.  None of the New Agreements provide for payments solely upon a change in control except Mr. Shapiro’s New Agreement, which payments were also provided for in Mr. Shapiro’s prior employment agreement.  The Compensation Committee believed that the change in control provisions were necessary to retain the services of Mr. Shapiro beyond the expiration of his prior employment agreement, December 31, 2009. All of the other prior employment agreements expired in either December 2009 or January 2010, subject, in Messrs. Shapiro’s and Speed’s cases, to their respective rights to extend the term for two successive one-year periods.  In addition, as explained in the Executive Compensation discussion under the caption “2010 Compensation Decisions” amendments have been proposed to the New Agreements, including an amended and restated employment agreement for Mr. Shapiro, as part of the Plan that will, if approved by the Bankruptcy Court, become effective on the Effective Date.

Salaries

Salaries are used to provide a fixed amount of compensation for an executive’s work. Although initially established in each named executive officer’s respective employment agreement, the salaries of named executive officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance.  None of the named executive officers received a salary increase in 2009 other than Mr. Speed pursuant to his Old Agreement (as defined below).

Cash Incentive Awards

The New Agreements provide for the following target bonus amounts for the named executive officers, which were determined by negotiations between Mr. Shapiro and members of the Compensation Committee with assistance from independent counsel, Cadwalader, Wickersham & Taft LLP:

Name	Target Bonus ($)
Mark Shapiro	1,300,000
Jeffrey R. Speed	100% of Base Salary
Mark Quenzel	500,000
Louis S. Koskovolis	500,000
Andrew M. Schleimer	400,000

The maximum annual bonus Mr. Shapiro may receive for any fiscal year is $2.6 million. The minimum annual bonus Mr. Speed will receive for any fiscal year is $250,000. Bonuses will be determined based upon the level of achievement of the following performance parameters: Budgeted Adjusted EBITDA, Budgeted Free Cash Flow, Budgeted Attendance, Budgeted In-Park Net Revenue Per Capita and Budgeted Sponsorship/Licensing Revenue (each weighted 20% each), except that (i) 50% of Mr. Shapiro’s bonus will be based on the attainment of the Adjusted EBITDA target (with the remaining targets weighted 12.5% each), and (ii) 50% of Mr. Koskovolis’ bonus will be based on the attainment of the Sponsorship Revenue target (with the remaining targets weighted

12.5% each).  No bonuses are payable if 90% of the Adjusted EBITDA target is not obtained, except for (i) Mr. Speed, who is entitled to a minimum bonus in the amount of $250,000 pursuant to his New Agreement and (ii) Mr. Koskovolis, who will be entitled to 50% of his bonus amount if the Sponsorship Revenue target is satisfied.  It is anticipated that the New Agreements will be amended as of the Effective Date to reflect modifications to the performance parameters used to determine bonus awards.

Given the Company’s performance for 2009, Mr. Shapiro did not receive an annual cash bonus with respect to 2009.

In December 2009, the Chief Executive Officer made recommendations for consideration by the Board as to whether or not the other named executive officers should receive an annual bonus with respect to the 2009 fiscal year.  The Board considers these recommendations as well as Company-wide and individual performance for that year, taking into account both qualitative and quantitative factors in determining annual bonus amounts for the named executive officers. For fiscal 2009, quantitative factors included actual performance compared to budgeted Adjusted EBITDA, budgeted free cash flow, budgeted attendance, budgeted in-park net revenue per capita and budgeted sponsorship and licensing revenue.  The budgeted amounts are established at the beginning of the year. The Board may also consider, and place additional weight on, the performance of the specific business unit or function managed by each respective named executive officer.  Qualitative factors include initiative, business judgment, level of responsibility and management skills.  Based on the foregoing, all of the named executive officers, other than Messrs. Shapiro and Speed, received a discretionary cash bonus for 2009 based on individual performance and overall company performance for the year.  Mr. Speed received a bonus in the amount provided in his New Agreement.  In particular, the Board considered that even though the named executive officers were not entitled to their target bonuses because the Company did not meet its budgeted quantitative goals, Adjusted EBITDA exceeded 2007 levels in spite of generally unfavorable economic conditions, the taint of the Debtors’ Chapter 11 filing, abnormally bad weather and concerns over the H1N1 virus affecting attendance at the Company’s properties.  Finally, the Company maintained or set all-time highs in year-end guest satisfaction scores in the following key areas: overall satisfaction, employee service, value for the money, restroom cleanliness, speed of food lines, feeling safe in your environment and enforcement of the Company’s no-smoking policy.

The following chart shows the amount that each named executive officer other than the Chief Executive Officer received for 2009:

Name	Actual Amount ($)
Jeffrey R. Speed	250,000
Mark Quenzel	100,000
Louis S. Koskovolis	100,000
Andrew M. Schleimer	100,000

Long-Term Incentive Awards

The Company’s long-term incentive awards are tied to the Company’s performance and the value of Holdings’ common stock over several years. These awards are intended to focus the named executive officers on total stockholder return and to reward the named executive officers’ contribution to the long-term growth and performance of the Company. For 2009, the Company’s long-term incentive award program consisted of stock options and restricted stock. The Compensation Committee awards stock options or restricted stock, or a combination thereof, based on its determination of the relative value of each form of award at the time of grant and the performance and responsibilities of each named executive officer.

•               Stock Options

Stock options have historically been granted pursuant to the Company’s various Stock Option and Incentive Plans. The stock options generally have a term ranging from eight to ten years and, in all instances, an exercise price equal to the fair market value (as defined in the applicable plan) of a share of common stock on the date the stock options are granted.  Holdings’ stock price is the primary performance component for stock options because they have no value to the named executive officers unless the market value of Holdings’ common stock increases after the grant date. Existing stock options typically vest 20% upon grant and 20% on the first four anniversaries of such grant date.  Stock options awarded for performance are generally determined at the Compensation Committee’s last regularly scheduled meeting of the fiscal year.  The grant date for such options is typically the same day as the meeting.  In 2009, Mr. Speed was issued stock options in accordance with his Old Agreement.

•               Restricted Stock

Restricted stock awards have historically been made pursuant to the Company’s various Stock Option And Incentive Plans.  Recipients of awards of restricted stock have voting rights and receive dividends on such shares before the awards vest. Generally, existing awards of restricted stock vest one-third on January 1 of each year following the date of grant.  In 2009, Mr. Speed was granted restricted stock awards in accordance with his Old Agreement.

As described above, it is anticipated that, as of the Effective Date, the existing Stock Option and Incentive Plans and outstanding equity awards (including stock options) will be cancelled pursuant to the Plan.

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

Company Apartment.  The Company leases a corporate apartment near its headquarters in New York City, which is generally available for use by employees of the Company who reside outside of New York City but travel to New York City for business.  The apartment is also made available, as needed, to employees of the Company who are based in New York City but reside outside of New York City.  For those employees who are based in New York City, the Company imputes income to them based on the value of the apartment and the extent of their use of the apartment.  The Company believes that the availability of the corporate apartment for such employees reduces reimbursable hotel expenses.

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

Other Compensation

401(k) Plan and Pension Benefits. The Company has a qualified, contributory 401(k) Plan. In 2009, the Company matched 100% of the first 3% and 50% of the next 2% of salary contributions made by employees, including the named executive officers (subject to tax law limits); in 2010, any matching by the Company shall be discretionary. The accounts of all participating employees are fully vested upon completion of four years of service.

Deferred Compensation Plans. The Company does not have any deferred compensation plans.

Section 162(m) Tax Deductibility

Section 162(m) of the Code precludes the Company from deducting compensation in excess of $1,000,000, other than qualified performance-based compensation, payable to the Chief Executive Officer and certain other named executive officers. Although the Company exceeded this limitation for Mr. Shapiro in 2009 by approximately $0.4 million, the resulting loss of deductibility of such amounts did not result in the payment of any additional

Federal income tax because the Company had approximately $1.96 billion of net operating loss carryforwards for Federal income tax purposes at December 31, 2009.

2009 Compensation Decisions

Cash Incentive Awards

Pursuant to the terms of his New Agreement, Mr. Shapiro was entitled to receive an annual formulaic bonus, the target of which is $1,300,000 and the maximum of which is $2,600,000, based upon the achievement of certain performance goals as described above. For the reasons described under “—Elements of Executive Compensation—Cash Incentive Awards,” Mr. Shapiro did not receive a cash bonus for 2009.

As more fully described under “Elements of Executive Compensation — Cash Incentive Awards,” the Compensation Committee awarded cash bonuses to the named executive officers (other than Mr. Shapiro) based on, among other factors, the recommendation of the Chief Executive Officer, individual performance and contributions to the Company during the year and overall company performance for 2009.

Emergence Bonuses

Pursuant to the terms of the New Agreements, upon the occurrence of a Triggering Event, the named executive officers will be entitled to receive emergence bonuses in the following amounts, which amounts were determined by negotiations between Mr. Shapiro and members of the Compensation Committee with assistance from independent counsel, Cadwalader, Wickersham & Taft LLP:

Name	Emergence Bonus ($)
Mark Shapiro	3,000,000
Jeffrey R. Speed	750,000
Mark Quenzel	250,000
Louis S. Koskovolis	325,000
Andrew M. Schleimer	250,000

Emergence bonuses are payable in a lump sum cash payment within ten business days of the Triggering Event, except that $1,000,000 of Mr. Shapiro’s emergence bonus will become payable on the first anniversary of the Triggering Event (subject to his continued employment through such date) or, earlier, upon the termination of Mr. Shapiro’s employment without “cause,” for “good reason,” without “good reason” in connection with a “change in control” or “significant change in board composition,” or due to death or “disability” (as such terms are defined in the New Agreements).

2010 Compensation Decisions

It is anticipated that, upon the Effective Date, the Company will implement the Long-Term Incentive Plan for management, selected employees and directors of the Company, providing incentive compensation in the form of stock options and/or restricted stock in Holdings equal to 15% of the shares of common stock authorized to be issued pursuant the Plan, determined on a fully diluted basis.  Awards under the Long-Term Incentive Plan would be comprised of at least 5% in the form of restricted stock and up to 10% in the form of options, the vesting and allocation of which shall be determined by mutual agreement of the Chief Executive Officer and the new Board.  The existing plans and outstanding stock options will be cancelled pursuant to the Plan.

It is also anticipated that the New Agreements will be amended as of the Effective Date to reflect the modifications to the management equity incentive arrangements contemplated by the Long-Term Incentive Plan.  In addition, it is also anticipated the Mr. Shapiro’s employment agreement will be amended and restated as of the Effective Date to:

(1)  eliminate the gross-up on excise taxes arising under parachute payments under Sections 280G and 4999 of the Code;

(2)  expand the definition of “good reason” to include a determination of the Board within 15 months following the Effective Date to take any of the following actions without Mr. Shapiro’s prior approval: (a) abandon or change in any material respect the applicable business plan, capital expenditure plan, capitalization and/or strategic growth plan of the Company, (b) shut down, close, dispose of or divest any business or operations of the Company or dispose of or divest any material asset of the Company, or (c) terminate or hire any employee of the Company that reports directly to Mr. Shapiro;

(3)  eliminate the provision regarding termination in connection with a “significant change in board composition;”

(4)  expand the definition of “change in control” to include (a) any transaction that results in the Company no longer being a reporting company under the Exchange Act or Holdings’ common stock no longer being listed on a national securities exchange, or (b) a merger, consolidation or like business combination or reorganization where the voting securities of Holdings outstanding immediately prior to the transaction cease to represent (either by remaining outstanding or by being converted into voting securities of the applicable surviving company) more than fifty percent of the combined voting power of the voting securities of Holdings or such surviving entity; and

(5)  clarify that the consummation of the transactions contemplated by the Plan will not be deemed to constitute a “change in control” as of the Effective Date.

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation of (i) the Company’s Chief Executive Officer, (ii) the Company’s Chief Financial Officer and (iii) the Company’s other three most highly compensated executive officers for each of the last three fiscal years.  Due to the Chapter 11 proceedings, the Company does not believe the stock or option awards granted to the executive officers will have any value.

					Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Awards ($)(3)(4)	Awards ($)(4)(5)	Compensation ($)(6)	Total ($)
Mark Shapiro	2009	1,296,192	—		—	—	56,100	1,352,292
President and Chief Executive Officer	2008	1,327,162	3,000,000	(2)	—	—	51,582	4,378,744
	2007	1,308,416	—		2,645,000	2,414,450	69,169	6,437,035

Jeffrey R. Speed	2009	772,596	250,000		16,500	10,005	19,109	1,068,210
Executive Vice President and	2008	747,462	750,000		—	—	19,705	1,517,167
Chief Financial Officer	2007	722,788	320,000		420,500	924,040	77,117	2,464,445

Louis S. Koskovolis	2009	646,192	100,000		—	—	12,608	758,800
Executive Vice President,	2008	650,000	450,000		—	—	12,008	1,112,008
Corporate Alliances	2007	650,000	250,000	(7)	—	190,555	11,880	1,102,435

Mark Quenzel	2009	500,000	100,000		—	—	26,390	626,390
Executive Vice President,	2008	500,000	500,000		—	—	28,365	1,028,365
Park Strategy & Management	2007	500,000	165,000		—	462,020	10,440	1,137,460

Andrew M. Schleimer	2009	500,000	100,000		—	—	11,960	611,960
Executive Vice President,	2008	500,000	400,000		—	—	11,360	911,360
Strategic Development & In-Park Services	2007	500,000	110,000		—	331,505	10,440	951,945

(1)     Pursuant to the employment agreement that was effective prior to April 1, 2009 (the “Old Agreement”), Mr. Shapiro was entitled to receive a cash bonus in 2008 because actual Adjusted EBITDA for fiscal 2008 was in excess of 90% of budgeted Adjusted EBITDA.  The Compensation Committee determined to pay Mr. Shapiro a bonus amount in excess of the maximum amount specified in his employment agreement based on the factors described under “—Elements of Executive Compensation—Cash Incentive Awards.”

(2)     The amounts paid to each named executive officer in 2009 were based upon a recommendation of the Chief Executive Officer and were approved by the Compensation Committee and the Board.  The amounts paid for each named executive officer other than Mr. Shapiro, in 2008, were based on a recommendation of the Chief Executive Officer and were approved by the Compensation Committee and the Board.  In 2007, the cash bonuses paid to Messrs. Speed, Koskovolis and Schleimer were guaranteed by their respective Old

Agreements. Unlike the other bonuses, the amounts paid to Mr. Quenzel in 2007 and 2008 were not dictated by his Old Agreement but were based on a recommendation of the Chief Executive Officer and was approved by the Compensation Committee and the Board.

(3)     The dollar amount represents the aggregate grant date fair value of awards granted during 2009 calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (“FASB ASC 718”).  There were no options or shares of restricted stock granted in 2008. Pursuant to the Plan, however, these awards have no value and will be cancelled as of the Effective Date.  In computing the fair value of these awards, the assumptions used were the same as those reflected for the applicable years in Note 1(r) to the Company’s consolidated financial statements included in the Original 10-K.

(4)     The equity awards granted in January 2009 were issued pursuant to Mr. Speed’s Old Agreement.  The equity awards granted in November 2007 related to 2007 performance.  The equity awards granted in January 2007 related to 2006 performance. Pursuant to the Plan, however, these awards have no value and will be cancelled as of the Effective Date.

(5)     The dollar amount represents the aggregate grant date fair value of awards granted during 2009 calculated in accordance with FASB ASC 718.  In reflecting the compensation cost of these awards, the assumptions used were the same as those reflected for the applicable years in Note 1(r) to the Company’s consolidated financial statements included in the Original 10-K.

(6)     The following table sets forth the compensation elements of the “All Other Compensation” column:

Executive	Year	Company Contribution to 401(k) Plan ($)(a)	Automobile Allowance ($)(b)	Corporate Apartment ($)(c)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Mark Shapiro	2009	9,800	—	2,200	1,440	42,660	(d)
Jeffrey R. Speed	2009	9,800	5,769	660	2,880	—
Louis S. Koskovolis	2009	9,800	—	—	2,808	—
Mark Quenzel	2009	9,800	—	15,150	1,440	—
Andrew M. Schleimer	2009	9,800	—	—	2,160	—

(a)          In 2009, the Company provided matching contributions of 100% of the first 3% and 50% of the next 2% of covered salary that employees contributed to the Six Flags, Inc. 401(k) Plan (subject to tax law limits).

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

(7)                On March 11, 2008, Mr. Koskovolis was granted 156,251 shares of restricted stock in lieu of a cash bonus award for fiscal year 2007.  Such shares of restricted stock vest as follows:  67,935 shares vested on March 11, 2008; 67,935 shares vested on April 7, 2008; and 20,381 shares will vest on March 11, 2011 if the Adjusted EBITDA of the Company for the year ended December

31, 2010 equals or exceeds a certain threshold.  (Adjusted EBITDA is defined as the amount shown as such in the Company’s earnings release for the year ended December 31, 2010.)  Pursuant to the Plan, however, all vested shares have no value and will be cancelled as of the Effective Date, and all unvested restricted stock and options shall be cancelled as of the Effective Date.

Description of Employment Agreements

As previously discussed, in December 2008, the Compensation Committee determined that it was appropriate to review the terms of the named executive officers’ existing employment agreements in anticipation of the Company’s previously announced exploration of alternatives for the refinancing of the Company’s indebtedness and preferred income equity redeemable shares in order to retain current management through any restructuring the Company may undertake.  The Company entered into the New Agreements on April 1, 2009

The New Agreements provide for each named executive officers’ continued employment with the Company in his current position during the four year period expiring on April 1, 2013, unless sooner terminated by either party.

The New Agreements provide for the following annual base salary and target bonus amounts for the executives:

Executive	Base Salary ($)	Target Bonus ($)
Mark Shapiro	1,300,000	1,300,000
Jeffrey R. Speed	775,000	100% of Base Salary
Louis S. Koskovolis	650,000	500,000
Mark Quenzel	500,000	500,000
Andrew M. Schleimer	500,000	400,000

The New Agreements did not increase the rate of base salary for any of the executives from their current levels. The maximum annual formulaic bonus Mr. Shapiro may receive for any fiscal year is $2.6 million. The minimum annual bonus Mr. Speed will receive for any fiscal year is $250,000. Bonuses will be determined based upon the level of achievement of the following performance parameters: budgeted Adjusted EBITDA, budgeted free cash flow, budgeted attendance, budgeted in-park net revenue per capita and budgeted sponsorship and licensing revenue, each weighted 20% each, except that (i) 50% of Mr. Shapiro’s bonus will be based on the attainment of the Adjusted EBITDA target, with the remaining targets weighted 12.5% each, and (ii) 50% of Mr. Koskovolis’ bonus will be based on the attainment of the sponsorship revenue target, with the remaining targets weighted 12.5% each. No bonuses are payable if 90% of the Adjusted EBITDA target is not obtained, except for (i) Mr. Speed, who is entitled to a minimum bonus in the amount of $250,000 pursuant to his New Agreement and (ii) Mr. Koskovolis, who will be entitled to 50% of his bonus amount if the sponsorship revenue target is satisfied.  It is anticipated that the New Agreements will be amended as of the Effective Date to reflect modifications to the performance parameters used to determine bonus awards.

As described previously herein, upon a Triggering Event, the named executive officers will be entitled to receive emergence bonuses in the following amounts:

Emergence Bonus ($)
Mark Shapiro	3,000,000
Jeffrey R. Speed	750,000
Louis S. Koskovolis	325,000
Mark Quenzel	250,000
Andrew M. Schleimer	250,000

Emergence bonuses are payable in a lump sum cash payment within ten business days of the Triggering Event, except that $1,000,000 of Mr. Shapiro’s emergence bonus will become payable on the first anniversary of the Triggering Event (subject to his continued employment through such date) or, earlier, upon the termination of Mr. Shapiro’s employment without “cause,” for “good reason,” without “good reason” in connection with a “change in control,” or due to death or “disability” (as such terms are defined in the New Agreements).

In addition, the New Agreements provide that upon the occurrence of a Triggering Event, the Company will grant stock options and restricted stock to the named executive officers representing the following percentages of the Company’s then outstanding shares of common stock after giving effect to any restructuring in connection with a Triggering Event and any equity grants:

Executive	Restricted Stock (%)	Stock Option (%)
Mark Shapiro	1.25	1.25
Jeffrey R. Speed	0.625	0.625
Louis S. Koskovolis	0.375	0.375
Mark Quenzel	0.375	0.375
Andrew M. Schleimer	0.375	0.375

It is anticipated that the New Agreements will be amended as of the Effective Date to eliminate these grants.  The amendments provide that Holdings shall grant each executive options and restricted stock under the new Long-Term Incentive Plan in such amounts and subject to such terms as will be determined by the Board and Holdings’ Chief Executive Officer.

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

If Mr. Shapiro terminates his employment without “good reason” during the 90 day period following a “significant change in board composition” (i.e., the directors of the Company cease to hold a majority of seats on the Board, plus two additional Board seats), in addition to a pro-rated target bonus, Mr. Shapiro will be entitled to one-half of the severance payments and benefits that he would receive upon a termination without “cause” (as specified above) and full vesting of one-half of all unvested options and shares of restricted stock previously granted to him. It is anticipated, however, that Mr. Shapiro’s New Agreement will be amended as of the Effective Date to eliminate the provision regarding termination in connection with a “significant change in board composition.” If Mr. Shapiro terminates his employment without “good reason” during the 90 day period following a “change in control,” in addition to a pro-rated target bonus, Mr. Shapiro will be entitled to the severance payments and benefits that he would receive upon a termination without “cause” (as specified above). In addition, upon a “change in control” all of Mr. Shapiro’s outstanding stock options and restricted stock fully vest (with continued exercisability of such stock options for the balance of their terms, subject to certain limits).

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

As explained under the caption “2010 Compensation Decisions,” amendments have been proposed to Mr. Shapiro’s New Agreement as part of the Plan that will, if approved by the Bankruptcy Court, become effective as of the Effective Date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the total outstanding equity awards as of December 31, 2009 for each of the named executive officers.  Pursuant to the Plan, however, these awards have no value and will be cancelled as of the Effective Date.

		Option Awards						Stock Awards
				Equity							Equity Incentive
				Incentive						Equity Incentive	Plan Awards:
				Plan Awards:					Market	Plan Awards:	Market or
		Number of	Number of	Number of				Number of	Value of	Number of	Payout Value
		Securities	Securities	Securities				Shares or	Shares or	Unearned	of Unearned
		Underlying	Underlying	Underlying				Units of	Units of	Shares, Units	Shares, Units
		Unexercised	Unexercised	Unexercised		Option	Option	Stock That	Stock That	Or Other Rights	or Other Rights
	Grant	Options (#)	Options (#)	Unearned		Exercise	Expirat-	Have Not	Have Not	That Have Not	That Have Not
Name	Date	Exercisable	Unxerciseable (1)	Options (#)		Price ($)	ion Date	Vested (#) (2)	Vested ($)(3)	Vested (#)	Vested ($)
Mark Shapiro	1/11/06	380,000	95,000	475,000	(4)	9.21	1/11/16	250,000	20,000	—	—
	1/16/07	450,000	300,000	—		6.24	1/16/15	250,000	20,000	—	—
	11/13/07	150,000	100,000	—		2.17	11/13/17	500,000	40,000	—	—
Jeffrey R. Speed	2/14/06	120,000	30,000	—		10.27	2/14/16	100,000	8,000	—	—
	1/16/07	120,000	80,000	—		6.24	1/16/15	50,000	4,000	—	—
	11/13/07	180,000	120,000	—		2.17	11/13/17	50,000	4,000	—	—
	1/23/09	10,000	40,000	—		0.33	1/23/19	50,000	4,000
Mark Quenzel	1/11/06	80,000	20,000	—		9.21	1/11/16	66,667	5,333	—	—
	1/16/07	60,000	40,000	—		6.24	1/16/15	—	—	—	—
	11/13/07	90,000	60,000	—		2.17	11/13/17	—	—	—	—
Louis S. Koskovolis	2/14/06	160,000	40,000	—		10.27	2/14/16	—	—	—	—
	1/16/07	15,000	10,000	—		6.24	1/16/15	—	—	—	—
	11/13/07	60,000	40,000	—		2.17	11/13/17	—	—	—	—
	3/11/08	—	—	—		—	—	20,381	1,630
Andrew M. Schleimer	1/18/06	80,000	20,000	—		10.16	1/18/16	66,667	5,333	—	—
	1/16/07	45,000	30,000	—		6.24	1/16/15	—	—	—	—
	11/13/07	60,000	40,000	—		2.17	11/13/17	—	—	—	—

(1)       The vesting dates for the stock options are as follows:

Name	Grant Date	Vesting Dates
Mark Shapiro	1/11/06	20% on date of grant and on each of 1/11/07, 1/11/08, 1/11/09 and 1/11/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11
Jeffrey R. Speed	2/14/06	20% on date of grant and on each of 2/14/07, 2/14/08, 2/14/09 and 2/14/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11
	1/23/09	20% on date of grant and on each of 1/23/10, 1/23/11, 1/23/12 and 1/23/13
Mark Quenzel	1/11/06	20% on date of grant and on each of 1/11/07, 1/11/08, 1/11/09 and 1/11/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11

Louis S. Koskovolis	2/14/06	20% on date of grant and on each of 2/14/07, 2/14/08, 2/14/09 and 2/14/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11
Andrew M. Schleimer	1/18/06	20% on date of grant and on each of 1/18/07, 1/18/08, 1/18/09 and 1/18/10
	1/16/07	20% on date of grant and on each of 1/16/08, 1/16/09, 1/16/10 and 1/16/11
	11/13/07	20% on date of grant and on each of 11/13/08, 11/13/09, 11/13/10 and 11/13/11

(2)       The vesting dates for the shares of restricted stock are as follows:

Name	Grant Date	Vesting Dates
Mark Shapiro	1/11/06	50% on each of 1/11/10 and 1/11/11
	1/16/07	100% on 1/1/11
	11/13/07	166,666 on 1/1/10 and 333,334 on 1/1/11
Jeffrey R. Speed	2/14/06	Equal installments on each of 1/1/07, 1/1/10 and 1/1/11
	1/16/07	16,666 on 1/1/10 and 33,334 on 1/1/11
	11/13/07	16,666 on 1/1/10 and 33,334 on 1/1/11
	1/23/09	16,666 on 1/1/10 and 33,334 on 1/1/11
Mark Quenzel	1/11/06	Equal installments on each of 1/1/07, 1/1/10 and 1/1/11
Louis S. Koskovolis	3/11/08	67,935 on 3/11/08, 67,935 on 4/1/08 and 20,381 on 3/1/11 (see Note 6 to Summary Compensation Table)
Andrew Schleimer	1/18/06	Equal installments on each of 1/1/07, 1/1/10 and 1/1/11

(3)       The market value is based on the closing price of Holdings’ common stock on December 31, 2009 of $0.08 multiplied by the number of shares.

(4)       The stock options granted to Mr. Shapiro are subject to market-based vesting, pursuant to which, subject to Mr. Shapiro’s continuing employment with the Company, (i) 237,500 stock options will vest when the price of Holdings’ common stock is at or above $12.00 per share for a period of 90 days, provided that such stock options may not be exercised prior to the second anniversary of the date of grant, and (ii) 237,500 stock options will vest when the stock price is at or above $15.00 per share for a period of 90 days, provided that such stock options may not be exercised prior to the third anniversary of the date of grant.

Option Exercises and Stock Vested

No stock option awards held by any of the named executive officers were exercised during 2009.  No shares of stock vested during 2009 for any of the named executive officers.

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

Potential Payments Upon Termination

Description of Severance Provisions

All of the named executive officers have provisions in their New Agreements providing for separation payments and benefits upon certain types of termination of employment.  The Company does not provide for post-termination payments solely in the event of a change in control except in the case of Mr. Shapiro.  The amounts shown and discussed in this section assume that a termination was effective as of December 31, 2009, unless otherwise indicated.  In addition, as explained under the caption “2010 Compensation Decisions,” amendments have been proposed to Mr. Shapiro’s New Agreement as part of the Plan that will, if approved by the Bankruptcy Court, become effective as of the Effective Date.  The summary below is based on the terms of his employment agreement as currently in effect.

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

Mr. Speed would be entitled to receive the same benefits as Mr. Shapiro except that (i) in no event may his lump sum cash severance payment be less than two times the sum of (a) his base salary and (b) his target bonus and (ii) the vesting of Mr. Speed’s equity awards would be accelerated, with all options remaining exercisable for their original term.  Mr. Speed would also receive any expenses owed to him by the Company.

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

	Cash Severance Payments	Early Vesting of Restricted Stock (1)	Early Vesting of Stock Options (2)	Continuation of Medical, Dental and Life Insurance
Mark Shapiro
Death or Disability	—	$80,000	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$9,750,000	$80,000	—	$21,147
Change in Control (3)	(4)	$80,000	—	—
Jeffrey R. Speed
Death or Disability	—	$20,000	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$5,093,750	$20,000	—	$15,538
Louis Koskovolis
Death or Disability	—	$1,630	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$2,312,500	$1,630	—	$15,457
Mark Quenzel
Death or Disability	—	$5,333	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$1,825,000	$5,333	—	$14,008
Andrew M. Schleimer
Death or Disability	—	$5,333	—	—
For Cause	—	—	—	—
Without Cause or for Good Reason	$1,825,000	$5,333	—	$8,475

(1)           Awards of restricted stock would vest.  The market value of such awards is based on the closing price of Holdings’ common stock on December 31, 2009 of $0.08 per share multiplied by the number of shares.

(2)           All stock options would vest.  The intrinsic value of the unexercisable options as of December 31, 2009 was $0 because the exercise price of each option was higher than the stock price of $0.08.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

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

2009 Non-Employee Director Compensation

Annual compensation for non-employee directors for 2009 was comprised of cash compensation and equity compensation, which consisted of stock options.  Each of these components is described in more detail below.  Employee directors do not receive any compensation in connection with their director service.

Director Compensation

The following table provides summary compensation information for each non-employee director for the year ending December 31, 2009:

	Fees Earned		Option
	or Paid	Stock	Awards
Name	in Cash($)	Awards($)(1)	($)(1)	Total ($)
C.E. Andrews	70,000	—	—	70,000
Mark Jennings	50,000	—	—	50,000
Robert J. McGuire	60,000	—	—	60,000
Perry Rogers	50,000	—	—	50,000
Dwight C. Schar	50,000	—	—	50,000
Daniel M. Snyder	50,000	—	—	50,000
Harvey Weinstein	60,000	—	—	60,000

(1)   No stock or option awards were granted to any non-employee director during the year ending December 31, 2009.

The following table sets forth the aggregate number of option awards outstanding as of December 31, 2009 for each non-employee director.  There are no outstanding restricted stock awards for any non-employee director.

Name	Total Options Outstanding (#)(1)
C.E. Andrews	80,000
Mark Jennings	75,000
Robert J. McGuire	120,000
Perry Rogers	75,000
Dwight C. Schar	75,000
Daniel M. Snyder	665,000
Harvey Weinstein	75,000

(1)   Stock options typically vest 20% upon grant and 20% on the first four anniversaries of such grant date.  Pursuant to the Plan, however, these awards have no value and will be cancelled as of the Effective Date.

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

During 2009, directors who were not employees of Holdings or any of its subsidiaries received compensation for their service on the Board and were eligible to participate in certain of the Company’s equity-based plans.  Messrs. Andrews, Jennings, McGuire, Rogers, Schar, Snyder and Weinstein are currently deemed non-employee directors.  As President and Chief Executive Officer of the Company, Mr. Shapiro is not compensated for serving as a director on the Board.

Following the Effective Date, the new Board may amend the non-employee director compensation policies.

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

Equity Compensation

The Company did not award any equity compensation to non-employee directors with respect to the year ended December 31, 2009.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information as of April 1, 2010 (except as noted below) as to common stock beneficially owned by (a) each of the Company’s current directors and nominees to serve as directors, (b) each of the named executive officers listed in the Summary Compensation Table, (c) all current directors, nominees to serve as directors and executive officers of the Company as a group and (d) each person who, to the best of the Company’s knowledge, beneficially owned on that date more than 5% of the outstanding common stock.  Unless otherwise indicated, the address for each of the beneficial owners in the table below is c/o Six Flags, Inc., 1540 Broadway, New York, NY 10036.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class (1)
Daniel M. Snyder (2) c/o The Washington Redskins 21300 Redskin Park Drive Ashburn, Virginia 20147	5,921,612	6.02%
Dwight C. Schar (3) c/o NVR, Inc. 11700 Plaza America Drive, Suite 500 Reston, Virginia 20190	5,073,808	5.16%
Mark Jennings (4)	57,000	*
Mark Shapiro (5)	1,606,851	1.63%
Jeffrey R. Speed (6)	684,998	*
Mark Quenzel (7)	336,666	*
Louis S. Koskovolis (8)	419,720	*
Andrew M. Schleimer (9)	291,266	*
Robert J. McGuire (10)	100,000	*
Charles Elliott Andrews (11)	60,000	*
Perry Rogers (12)	57,000	*
Harvey Weinstein (13)	57,000	*
Cascade Investment, L.L.C. (14) William H. Gates III 2365 Carillon Point Kirkland, Washington 98033	10,810,120	10.99%
All directors and executive officers as a group (16 persons) (15)	15,306,386	15.56%

*            Less than one percent.

(1)         Applicable ownership percentage is based on 98,341,560 shares of common stock outstanding as of April 1, 2010. With respect to each person, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of outstanding shares at such date and the number of shares such person has the right to acquire upon exercise of options that are exercisable on or before May 31, 2010.

(2)         Includes 5,277,612 shares of common stock and 644,000 shares of common stock underlying options exercisable within 60 days.

(3)         Includes 5,016,808 shares of common stock and 57,000 shares of common stock underlying options exercisable within 60 days.

(4)         Includes 57,000 shares of common stock underlying options exercisable within 60 days.

(5)         Includes 381,851 shares of common stock and 1,225,000 shares of common stock underlying options exercisable within 60 days.

(6)         Includes 174,998 shares of common stock and 510,000 shares of common stock underlying options exercisable within 60 days.

(7)         Includes 66,666 shares of common stock and 270,000 shares of common stock underlying options exercisable within 60 days.

(8)         Includes 139,720 shares of common stock and 280,000 shares of common stock underlying options exercisable within 60 days.

(9)         Includes 71,266 shares of common stock and 220,000 shares of common stock underlying options exercisable within 60 days.

(10)       Includes 100,000 shares of common stock underlying options exercisable within 60 days.

(11)       Includes 60,000 shares of common stock underlying options exercisable within 60 days.

(12)       Includes 57,000 shares of common stock underlying options exercisable within 60 days.

(13)       Includes 57,000 shares of common stock underlying options exercisable within 60 days.

(14)       Includes shares of common stock beneficially owned by Cascade Investment L.L.C. (“Cascade”), of which William H. Gates III is the sole member. The number of shares of common stock shown includes 599,520 shares of common stock into which 500,000 shares of preferred income equity redeemable shares held by Cascade are convertible. Beneficial ownership information is based on information contained in a Schedule 13D filed with the SEC on August 31, 2004.

(15)       These 16 persons include all current members of the Board and all current executive officers of the Company.

Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Part II, Item 5 of the Original 10-K.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Policy and Procedures Regarding Transactions with Related Persons

The Nominating and Corporate Governance Committee has adopted a written policy relating to its review and approval of transactions with related persons in which the amount involved exceeds $120,000.  A “related person” includes any director or executive officer of the Company, any person who is the beneficial owner of more than 5% of Holdings’ common stock, an immediate family member of any of the foregoing persons and any firm, corporation or other entity controlled by any of the foregoing persons. The Nominating and Corporate Governance Committee reviews and approves all related person transactions in which the amount involved exceeds $120,000. At times, it may be advisable to initiate a transaction before the Nominating and Corporate Governance Committee has evaluated it, or a transaction may begin before discovery of a related person’s participation. In such instances, the Nominating and Corporate Governance Committee must ratify the related person transaction at its next regularly scheduled meeting or the transaction must be rescinded.  Approval of a related person transaction requires the affirmative vote of the majority of disinterested directors on the Nominating and Governance Committee. In approving any related person transaction, the Nominating and Corporate Governance Committee must determine that the transaction is fair and reasonable and on terms no less favorable to the Company than could be obtained in a comparable arm’s length transaction with an unrelated third party.

Transactions with Related Persons

During 2009, the following transactions were subject to the Company’s related party transactions policy and applicable SEC regulations:

The Company owns a minority interest in a venture that owns dick clark productions, inc. (“DCP”).  The Company invested approximately $39.7 million in the venture and uses the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark’s New Year’s Rockin’ Eve, to provide additional product offerings in its parks.  Red Zone Capital Partners II, L.P. (“RZCP”), a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both members of the Board, is the majority owner of the venture that owns DCP.

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

The Company pays the Park President of Six Flags New England, the theme park located in Agawam, Massachusetts, an amount consistent with salaries paid to the Park Presidents at other comparable parks as well as a bonus pursuant to the Company’s bonus plan for Park Presidents.  The Park President of Six Flags New England is the brother-in-law of Mr. Shapiro.

Independence

The Board has affirmatively determined that five of its nine existing directors, including all members of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are “independent” within the meaning of the Company’s director independence standards. These standards reflect the independence standards adopted by the NYSE.  Although Holdings’ common stock was delisted from the NYSE in April 2009, Holdings continues to determine the independence of directors under the NYSE listing standards and the Company’s director independence standards.  The independent directors are Charles Elliott (C.E.) Andrews, Mark Jennings, Robert McGuire, Perry Rogers and Harvey Weinstein.

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

During the three years ended December 31, 2009, the Company did not make any charitable contributions to any organization to which any independent director is affiliated, whether as an executive officer, director or otherwise.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2009.

Audit, Audit-Related and Tax Fees

The following table presents fees for professional services rendered by KPMG for the audit of the Company’s annual financial statements and the annual financial statements of the related entities for the years ended December 31, 2009 and 2008, as well as fees billed for audit-related services, tax services and all other services rendered by KPMG for those years. The amount shown for Audit Fees for 2009 and 2008 includes the audit of the effectiveness of the Company’s internal controls over financial reporting.

	2009	2008
Audit Fees(1)	$1,501,000	$1,348,000
Audit-Related Fees(2)	$8,000	—
Tax Fees(3)	$71,000	$53,000

(1)       The amount for 2008 includes fees associated with registration statements and offerings.  In 2008 and 2009, foreign statutory audit fees were converted into US dollars using exchange rates as of December 31, 2008 and December 31, 2009, respectively.  The increase in audit fees for 2009 was a result of additional audit procedures performed on the bankruptcy-related accounting matters, as well as increased audit fees for the Company’s Mexico park due to regulatory changes.

(2) The amount for 2009 audit-related fees includes consulting services regarding bankruptcy-related matters and subscription to a technical accounting resources database.

(3)       Tax fees for 2009 and 2008 consisted primarily of fees for foreign tax compliance and consulting services as we no longer use KPMG to complete our domestic tax compliance. No such services were provided to any of the Company’s employees. In 2008 and 2009, foreign tax compliance and consulting services fees were converted into US dollars using exchange rates as of December 31, 2008 and December 31, 2009, respectively.

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

Date: April 26, 2010

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

(12)*                  Computation of Ratio of Earnings to Fixed Charges.

(21)*                  Subsidiaries of the Registrant.

(23.1)*         Consent of Independent Registered Public Accounting Firm.

(31.1)*         Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*         Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**  Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed with the Original 10-K.

**             Filed herewith.