Form 10-Q
period 2010-03-31
Six Flags Entertainment Corp
filed 2010-05-17
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to

Commission file number: 1-13703

SIX FLAGS ENTERTAINMENT CORPORATION

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a  court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 10, 2010, Six Flags Entertainment Corporation had 27,388,889 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 Filing (as defined herein) on our global operations, management and employees (See “Chapter 11 Reorganization” herein), (ii) customer response to the Chapter 11 Filing, (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, or (iv) our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

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

•                                          pending, threatened or future legal proceedings; and

•                                          other factors that are described in “Risk Factors.”

A more complete discussion of these factors and other risks applicable to our business is contained in Exhibit 99.1 to this Quarterly Report on Form 10-Q (this “Quarterly Report”), Item 2A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), our Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2010 and April 2, 2010.

Any forward-looking statement made by us in this document, or on our behalf by our directors, officers or employees related to the information contained herein, speaks only as of the date of this Quarterly Report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com.  References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Quarterly Report.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.  Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 1540 Broadway, New York, NY 10036, Attn:  Secretary.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

(Debtor-In-Possession from June 13, 2009 through April 30, 2010)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$86,717,000	$164,830,000
Accounts receivable	24,020,000	19,862,000
Inventories	36,895,000	21,809,000
Prepaid expenses and other current assets	52,297,000	48,646,000
Total current assets	199,929,000	255,147,000

Other assets:
Debt issuance costs	11,755,000	12,478,000
Restricted-use investment securities	2,706,000	2,387,000
Deposits and other assets	96,894,000	98,583,000
Total other assets	111,355,000	113,448,000

Property and equipment, at cost	2,729,955,000	2,655,636,000
Less accumulated depreciation	1,219,754,000	1,178,404,000
Total property and equipment	1,510,201,000	1,477,232,000

Assets held for sale	1,278,000	1,200,000
Intangible assets, net of accumulated amortization	1,061,139,000	1,060,625,000
Total assets	$2,883,902,000	$2,907,652,000

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

(Debtor-In-Possession from June 13, 2009 through April 30, 2010)

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	2010	2009
	(Unaudited)

LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$47,277,000	$25,323,000
Accrued compensation, payroll taxes and benefits	10,739,000	15,836,000
Accrued insurance reserves	18,448,000	18,542,000
Accrued interest payable	21,037,000	14,332,000
Other accrued liabilities	47,063,000	20,761,000
Deferred income	53,240,000	19,904,000
Current portion of long-term debt	356,142,000	308,749,000
Total current liabilities not subject to compromise	553,946,000	423,447,000

Long-term debt	818,965,000	829,526,000
Other long-term liabilities	51,852,000	71,094,000
Deferred income taxes	118,708,000	120,602,000
Total liabilities not subject to compromise	1,543,471,000	1,444,669,000

Liabilities subject to compromise	1,741,971,000	1,691,224,000
Total liabilities	3,285,442,000	3,135,893,000

Redeemable noncontrolling interests	355,933,000	355,933,000

Stockholders’ deficit:
Preferred stock of $1.00 par value	—	—
Common stock, $.025 par value, 210,000,000 shares authorized and 98,324,181 and 98,325,936 shares outstanding at March 31, 2010 and December 31, 2009, respectively	2,458,000	2,458,000
Capital in excess of par value	1,506,750,000	1,506,152,000
Accumulated deficit	(2,243,063,000)	(2,059,487,000)
Accumulated other comprehensive loss	(28,718,000)	(33,297,000)
Total Six Flags Entertainment Corporation stockholders’ deficit	(762,573,000)	(584,174,000)
Noncontrolling interests	5,100,000	—
Total stockholders’ deficit	(757,473,000)	(584,174,000)
Total liabilities and stockholders’ deficit	$2,883,902,000	$2,907,652,000

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

(Debtor-In-Possession from June 13, 2009 through April 30, 2010)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
Theme park admissions	$23,831,000	$23,220,000
Theme park food, merchandise and other	20,843,000	18,720,000
Sponsorship, licensing and other fees	8,293,000	9,162,000
Accomodations revenue	4,296,000	—
Total revenue	57,263,000	51,102,000
Operating expenses (excluding depreciation and amortization shown separately below)	79,745,000	74,120,000
Selling, general and administrative (including stock-based compensation of $598,000 and $839,000 in 2010 and 2009, respectively, and excluding depreciation and amortization shown separately below)	34,070,000	34,693,000
Costs of products sold	5,496,000	4,698,000
Depreciation	36,521,000	33,881,000
Amortization	227,000	224,000
Loss on disposal of assets	570,000	3,054,000
Interest expense (contractual interest expense was $46,375,000 in 2010)	60,632,000	39,337,000
Interest income	(197,000)	(421,000)
Equity in (income) loss of partnerships	183,000	(189,000)
Other (income) expense	(639,000)	1,669,000
Loss from continuing operations before reorganization items, income taxes and discontinued operations	(159,345,000)	(139,964,000)
Reorganization items	20,461,000	—
Loss from continuing operations before income taxes and discontinued operations	(179,806,000)	(139,964,000)
Income tax expense (benefit)	913,000	(2,930,000)
Loss from continuing operations before discontinued operations	(180,719,000)	(137,034,000)
Discontinued operations	(2,773,000)	(3,764,000)
Net loss	(183,492,000)	(140,798,000)
Less: Net income attributable to noncontrolling interests	(84,000)	—
Net loss attributable to Six Flags Entertainment Corporation	$(183,576,000)	$(140,798,000)
Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(183,576,000)	$(146,291,000)
Weighted average number of common shares outstanding - basic and diluted:	98,054,000	97,470,000
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(1.84)	$(1.46)
Discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.03)	(0.04)
Net loss attributable to Six Flags Entertainment Corporation common stockholders	$(1.87)	$(1.50)

Amounts attributable to Six Flags Entertainment Corporation:
Loss from continuing operations	$(180,803,000)	$(137,034,000)
Discontinued operations	(2,773,000)	(3,764,000)
Net loss	$(183,576,000)	$(140,798,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

(Debtor-In-Possession from June 13, 2009 through April 30, 2010)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009
Net loss	$(183,492,000)	$(140,798,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,872,000	(3,140,000)
Defined benefit retirement plan	203,000	2,365,000
Change in cash flow hedging	(496,000)	(1,587,000)
Comprehensive loss	(178,913,000)	(143,160,000)

Comprehensive income attributable to noncontrolling interests	(84,000)	—
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(178,997,000)	$(143,160,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

(Debtor-In-Possession from June 13, 2009 through April 30, 2010)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009
Cash flow from operating activities:
Net loss	$(183,492,000)	$(140,798,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,748,000	34,105,000
Reorganization items	20,461,000	—
Stock-based compensation	598,000	839,000
Interest accretion on notes payable	—	1,541,000
Loss on discontinued operations	—	1,687,000
Amortization of debt issuance costs	723,000	1,317,000
Other including loss on disposal of assets	(350,000)	(736,000)
Increase in accounts receivable	(6,740,000)	(6,794,000)
Increase in inventories, prepaid expenses and other current assets	(17,981,000)	(19,034,000)
Decrease in deposits and other assets	146,000	843,000
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	49,195,000	21,976,000
Increase (decrease) in accrued interest payable	52,039,000	(6,389,000)
Deferred income tax benefit	(2,435,000)	(3,910,000)
Total adjustments	132,404,000	25,445,000
Net cash used in operating activities before reorganization activities	(51,088,000)	(115,353,000)
Cash flow from reorganization activities:
Net cash used in reorganization activities	(8,034,000)	—

Total net cash used in operating activities	(59,122,000)	(115,353,000)
Cash flow from investing activities:
Additions to property and equipment	(30,759,000)	(38,445,000)
Property insurance recovery	5,831,000	1,620,000
Capital expenditures of discontinued operations	(78,000)	(159,000)
Cash from the consolidation of HWP Development, LLC	462,000	—
Purchase of restricted-use investments	—	(37,000)
Maturities of restricted-use investments	25,000	9,320,000
Proceeds from sale of assets	12,000	366,000
Net cash used in investing activities	(24,507,000)	(27,335,000)

Item 1.           Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

(Debtor-In-Possession from June 13, 2009 through April 30, 2010)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009
Cash flow from financing activities:
Repayment of borrowings	(8,000)	(3,732,000)
Proceeds from borrowings	4,500,000	15,900,000
Payment of debt issuance costs	—	(52,000)
Net cash provided by financing activities	4,492,000	12,116,000
Effect of exchange rate changes on cash	1,024,000	(348,000)
Decrease in cash and cash equivalents	(78,113,000)	(130,920,000)
Cash and cash equivalents at beginning of year	164,830,000	210,332,000
Cash and cash equivalents at end of period	$86,717,000	$79,412,000

Supplemental cash flow information:

Cash paid for interest	$7,869,000	$48,252,000

Cash paid for income taxes	$3,030,000	$1,459,000

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Chapter 11 Reorganization

On June 13, 2009 (the “Petition Date”), Six Flags, Inc. (“SFI”), Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with SFI, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Filing”) under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019).  SFI’s subsidiaries that own interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.

On April 1, 2010, the Debtors filed with the Bankruptcy Court their Modified Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”).  On April 30, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 (“Chapter 11”) of the Bankruptcy Code (the “Confirmation Order”), dated April 29, 2010, which approved and confirmed the Plan.  The Confirmation Order and the Plan have been filed as Exhibits 99.1 and 2.1, respectively, to the Current Report on Form 8-K filed with the SEC on May 4, 2010.

Pursuant to the Plan, on the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation (the “Certificate of Incorporation”) which, among other things, changed SFI’s corporate name to “Six Flags Entertainment Corporation.”  As used herein, “SFI” means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation, references to “Holdings” or “SFEC” mean Six Flags Entertainment Corporation following the filing of the Certificate of Incorporation with the Secretary of State of the State of Delaware, and the terms “we,” “our” or “Company” refer collectively to SFI or SFEC, as the case may be, and its consolidated subsidiaries.

On April 30, 2010 (the “Effective Date”), the Debtors emerged from Chapter 11 by consummating their restructuring through a series of transactions contemplated by the Plan and the Plan became effective pursuant to its terms.  On May 3, 2010, the Debtors filed a notice of the occurrence of the Effective Date with the Bankruptcy Court.

(a)         Plan of Reorganization

General

The Plan includes (i) the Exit Facilities (as defined below) of $1.140 billion; (ii) the assignment to SFI of SFO’s 12-1/4% Notes due 2016 (the “2016 Notes”) held by certain holders of Prepetition Notes (the “SFO Equity Conversion”) in an aggregate amount of $69.5 million in exchange for a number of shares of common stock of SFEC, representing 8.625% of the equity of SFEC on the Effective Date (the “Common Stock”), in full satisfaction of their claims arising under such assigned 2016 Notes; (iii) a $505.5 million rights offering (the “Offering”), which represents 62.733% of the Common Stock, to the holders of certain unsecured claims (“Allowed Unsecured Claims”) specified in the Plan, that are “Accredited Investors,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Eligible Holders”); except that if the net proceeds from the Offering are less than $505.5 million, the parties who have agreed to backstop the Offering (the “Backstop Purchasers”), pursuant to the terms and conditions set forth in the commitment agreement executed by the Debtors and the Backstop Purchasers (the

“Equity Commitment Agreement”), will subscribe for any amount of Common Stock offered but not purchased pursuant to the Offering; (iv) an offering (the “Direct Equity Purchase”) to the Backstop Purchasers for an aggregate purchase price of $75.0 million (the “Direct Purchase Amount”) of a number of shares of Common Stock, representing 12.410% of the Common Stock; and (v) an offering (the “Additional Equity Purchase”) to certain Backstop Purchasers for an aggregate purchase price of $50.0 million (the “Additional Purchase Amount”), on the same pricing terms as the Offering, a number of shares of Common Stock, representing 6.205% of the Common Stock.  In addition, the Plan also contemplates the New TW Loan (as defined below) and the Delayed Draw Equity Purchase (as defined below).

Pursuant to the Confirmation Order, the Plan also contemplates that SFEC shall send to each SFI Noteholder (as such term is defined in the Plan) who did not return an accredited investor questionnaire in accordance with the Offering Procedures (as such term is defined in the Plan) on or before April 21, 2010 (excluding any SFI Noteholder who was deemed to return such questionnaire on or before April 21, 2010 pursuant to Section 2.11 of the Offering Procedures) (each, an “Unconfirmed Holder”) (i) a questionnaire seeking certification that such Unconfirmed Holder is not an Accredited Investor (the “Non-Accredited Investor Questionnaire”) and (ii) a notice setting forth the rights of the Unaccredited SFI Noteholders.  Each Unconfirmed Holder who returns a completed Non-Accredited Investor Questionnaire, subject to certain conditions, shall be considered an “Unaccredited SFI Noteholder” and shall have the right to receive such Unaccredited SFI Noteholder’s Unaccredited Pro Rata Share (as defined below) of the Offering Net Value (as defined below); except that if the aggregate amount of the Offering Net Value to be distributed to the Unaccredited SFI Noteholders would exceed $2.94 million (the “Offering Net Value Cash Cap”), then the aggregate amount to be distributed to the Unaccredited SFI Noteholders shall be limited to the Offering Net Value Cash Cap, which shall be distributed to the Unaccredited SFI Noteholders based on each holder’s Unaccredited Pro Rata Share.  As used herein, the “Offering Net Value” means $29.4 million and the “Unaccredited Pro Rata Share” is a fraction, the numerator of which shall be the face value of the SFI Notes held by an Unaccredited SFI Noteholder and the denominator of which shall be $868.3 million.

Summary of Classification and Treatment of Claims and Preconfirmation Equity Interests

Pursuant to the Plan, the Preconfirmation SFTP Equity Interests (as such term is defined in the Plan) are unimpaired by the Plan, and each holder of a Preconfirmation SFTP Equity Interest is conclusively presumed to accept the Plan and is not entitled to vote to accept or reject the Plan.  On the Effective Date, Preconfirmation SFTP Equity Interests shall be reinstated and rendered unimpaired in accordance with the Bankruptcy Code.

Under the Plan, recoveries to the holders of SFTP Prepetition Credit Agreement Claims (as such term is defined in the Plan) and holders of SFO Unsecured Claims (as such term is defined in the Plan) are 100%.  Recoveries to the holders of SFI Unsecured Claims (as such term is defined in the Plan) (excluding any value attributable to the Offering) based upon the implied transaction value of $1.865 billion is 8.2% (based upon a 9.5% allocation of the Common Stock under the Plan).  Holders of SFI Preconfirmation Equity Interests (as defined below) will receive no distributions or other consideration under the Plan.

The classification and treatment of all Claims (as such term is defined in the Plan) against the Debtors is more fully described in Article III of the Plan.

Assets and Liabilities

Information as to the assets and liabilities of SFI as of the most recent practicable date is contained in the consolidated financial statements filed with the 2009 Annual Report and should be referred to in conjunction with this Quarterly Report.

(b)         New Indebtedness

On the Effective Date, SFEC, SFO and SFTP entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation (the “Exit First Lien Facility”).  The Exit First Lien Facility consists of an $890,000,000 senior secured credit facility comprised of a $120,000,000 revolving loan facility (none of which was outstanding as of May 17, 2010 (excluding letters of credit in the amount of $1,739,000)) (the “Exit Revolving Loan”), which may be increased to up to $150,000,000 in certain circumstances, and a $770,000,000 term loan facility (all of which was outstanding as of May 17, 2010) (the “Exit Facility First Lien Term Loan” and, together with the Exit Revolving Loan, the “Exit Facility First Lien Loans”).  Interest on the Exit First Lien Facility accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) + 4.25% in the case of the Exit Revolving Loan and LIBOR + 4.00% in the case of the Exit Facility First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan.  The principal amount of the Exit Revolving Loan is due and payable on June 30, 2015.  The First Lien Credit Agreement requires quarterly repayments of principal on the Exit Facility First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Facility First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016.

On the Effective Date, SFEC, SFO and SFTP entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Exit Facility Credit Agreements”) with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation (the “Exit Second Lien Facility” and together with the Exit First Lien Facility, the “Exit Facilities”).  The Exit Second Lien Facility consists of a $250,000,000 senior secured term loan facility (all of which was outstanding as of May 17, 2010) (the “Exit Facility Second Lien Loan” and, together with the Exit Facility First Lien Loans, the “Exit Facility Loans”).  Interest on the Exit Facility Second Lien Loan accrues at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor.  The Second Lien Credit Agreement does not require any amortization of principal and the entire outstanding principal amount of the Exit Facility Second Lien Loan is due and payable on December 31, 2016.

Pursuant to the First Lien Guarantee and Collateral Agreement and the Second Lien Guarantee and Collateral Agreement, amounts outstanding on the Exit First Lien Facility and the Exit Second Lien Facility, respectively, are guaranteed by SFEC, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the Effective Date, such subsidiary will not be required to be a guarantor and/or pledgor of the Exit Facilities (together with SFTP, collectively, the “Exit Financing Loan Parties”).  The First Lien Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties and the Exit Second Lien Facility is secured by second priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The Exit Facility Credit Agreements contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants and, with respect to the First Lien Credit Agreement, a maximum first lien leverage maintenance covenant.  In addition, the Exit Facility Credit Agreements contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The Exit Facility Credit Agreements contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

On the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the “Acquisition Parties”) entered into the Multiple Draw Term Credit Agreement (the “New TW Loan Agreement”) with TW-SF, LLC (the “New TW Lender”).  The New TW Loan Agreement provided the Acquisition Parties with a $150,000,000 multi-draw term loan facility (the “New TW Loan”).  Interest on the New TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Facility First Lien Loans (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit First Lien Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit First Lien Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The New TW Loan Agreement requires prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties.  The New TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by SFEC, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of SFEC who are or in the future become guarantors under the Exit Facilities (collectively, the “New TW Guarantors”) under the terms of the Guarantee Agreement (the “New TW Guarantee Agreement”) entered into by the New TW Guarantors in favor of the New TW Lender on the Effective Date.  The New TW Loan Agreement and New TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement.  No borrowing will occur on May 14, 2010 under the New TW Loan with respect to the 2010 “put” obligations.

(c)          New Common Stock

Pursuant to the Plan, on the Effective Date, SFEC issued an aggregate of 27,388,889 shares of Common Stock at 0.025 par value.  SFEC has reserved approximately 5,000,000 shares of Common Stock for issuance pursuant to the Long-Term Incentive Plan in accordance with the Plan.  SFEC has also reserved 500,000 shares of Common Stock in the event the board of directors determines to pay up to 50% of the annual director fees payable to non-employee members of the board of directors in shares of Common Stock.

Under the Plan, 2,601,944 shares of Common Stock, which represents 9.5% of the Common Stock,  were issued to the holders of unsecured claims against SFI pursuant to Section 1145 (a)(1) of the Bankruptcy Code, which exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act in certain circumstances.  On the Effective Date and pursuant to the Plan, the Company relied upon the exemption from registration pursuant to Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, to effect the following sales and issuance of Common Stock:

•                  The SFO Equity Conversion resulted in certain holders of the 2016 Notes in the aggregate amount of $69.5 million exchanging such 2016 Notes for 2,362,309 shares of Common Stock, which represents 8.625% of the Common Stock;

•                  Eligible Holders that subscribed for Common Stock in the Offering purchased 17,181,975 shares of Common Stock, which represents 62.733% of the Common Stock;

•                  The Direct Equity Purchase by the Backstop Purchasers for the Direct Purchase Amount resulted in the sale and issuance of 3,399,006 shares of Common Stock, which represents 12.410% of the Common Stock;

•                  The Additional Equity Purchase by certain Backstop Purchasers for the Additional Purchase Amount resulted in the sale and issuance of 1,699,503 shares of Common Stock, which represents 6.205% of the Common Stock; and

•                  144,152 shares of Common Stock, which represents 0.526% of the Common Stock, were issued to certain delayed draw equity purchasers as consideration for their commitment to purchase an additional $25.0 million of Common Stock (the “Delayed Draw Shares”) on or before June 1, 2011, following approval by a majority of the members of SFEC’s board of directors (the “Delayed Draw Equity Purchase”).

(d)   Preconfirmation Equity Interests

Upon the Effective Date, by operation of the Plan, all of SFI’s common stock, preferred stock purchase rights, preferred income equity redeemable shares (“PIERS”) and any other ownership interest in SFI, whether or not transferable, and all options, warrants or rights, contractual or otherwise (including, but not limited to, stockholders agreements, registration rights agreements, rights agreements, repurchase agreements and arrangements, or other similar instruments or documents), (collectively, the “SFI Preconfirmation Equity Interests”) were cancelled as of the Effective Date.  Included in the SFI Preconfirmation Equity Interests were (i) SFI’s 2001 Stock Option and Incentive Plan, which was filed as Exhibit 4(dd) to SFI’s Annual Report on Form 10-K for the year ended December 31, 2002; (ii) the SFI Stock Option Plan for Directors, which was filed as Exhibit 4(ee) to SFI’s Annual Report on Form 10-K for the year ended December 31, 2002; (iii) SFI’s 2004 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006; (iv) the SFI’s 2006 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Current Report on Form 8-K, filed on May 30, 2006; (v) SFI’s 2006 Employee Stock Purchase Plan, which was filed as Exhibit 10.2 to SFI’s Current Report on Form 8-K, filed on May 30, 2006; (vi) the SFI 2007 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Current Report on Form 8-K filed on May 24, 2007; (vii) the SFI 2008 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Current Report on Form 8-K, filed on May 28, 2008; and (viii) all outstanding awards and grants thereunder.  Former stockholders of SFI and holders of other SFI Preconfirmation Equity Interests will receive no distributions or other consideration under the Plan.

(e)          Prepetition Debt Securities

On the Effective Date, by operation of the Plan, all outstanding obligations under the following notes issued by SFI and SFO (collectively, the “Prepetition Notes”) were cancelled and the indentures governing such obligations were cancelled, except to the extent to allow the Debtors, Reorganized Debtors (as such term is defined in the Plan) or the relevant Prepetition Notes indenture trustee, as applicable, to make distributions pursuant to the Plan on account of claims related to such Prepetition Notes:

•                  SFI’s 8-7/8% Senior Notes due 2010 (the “2010 Notes”), which were issued pursuant to the Indenture, dated as of February 11, 2002, between the Company and The Bank of New York Mellon (“BONY”), as trustee;

•                  SFI’s 9-3/4% Senior Notes due 2013 (the “2013 Notes”), which were issued pursuant to the Indenture, dated as of April 16, 2003, between the Company and BONY, as trustee;

•                  SFI’s 9-5/8% Senior Notes due 2014 (the “2014 Notes”), which were issued pursuant to the Indenture, dated as of December 5, 2003, between the Company and BONY, as trustee;

•                  SFI’s 4.50% Convertible Senior Notes due 2015 (the “2015 Notes”), which were issued pursuant to the Indenture, dated as of June 30, 1999, between the Company and BONY, as trustee, and the Second Supplemental Indenture, dated as of November 19, 2004, between the Company and BONY, as trustee; and

•                  The 2016 Notes, which were issued pursuant to the Indenture, dated as of June 16, 2008, among SFO, as issuer, the Company, as parent guarantor, and HSBC Bank USA, National Association, as trustee.

(f)            Prepetition Credit Agreement

On the Effective Date, pursuant to the Plan and the Confirmation Order, the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the “Prepetition Credit Agreement”), among SFI, SFO, SFTP (as the primary borrower), certain of SFTP’s foreign subsidiaries party thereto, the lenders thereto, the agent banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), was cancelled (except that the Prepetition Credit Agreement continues in effect solely for the purposes of allowing creditors under the Prepetition Credit Agreement to receive distributions under the Plan and allowing the Administrative Agent to exercise certain rights).

(g)   Fresh Start Accounting

As required by accounting principles generally accepted in the United States (“GAAP”), effective as of May 1, 2010, we adopted fresh start accounting following the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“FASB ASC 852”).  The actual impact at emergence on April 30, 2010 will be reported in our Form 10-Q for the second quarter of 2010.  The consolidated financial statements for the periods ended March 31, 2010 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.  As a result of the fresh start accounting adjustments governed by FASB ASC 852, we anticipate a substantial adjustment to our goodwill.

(h)   Impact on Net Operating Loss Carryforwards (“NOLs”)

For U.S. federal income tax purposes, Holdings is the common parent of an affiliated group of corporations (the “Six Flags Group”) of which join in the filing of a consolidated federal income tax return.  We estimate that as of March 31, 2010, the Six Flags Group has consolidated NOLs of approximately $2.1 billion.

Pursuant to the Plan, our aggregate outstanding indebtedness was substantially reduced.  In general, the discharge of a debt obligation for cash and property (including common stock) having a value less than the amount owed gives rise to taxable cancellation of debt (“COD”) income.  However, an exception is made for COD income arising in a bankruptcy proceeding.  Under this exception, the taxpayer does not include the COD income in its taxable income, but must instead reduce the following tax attributes, in the following order, by the amount of its COD income: (i) NOLs (beginning with NOLs for the year of the COD income, then the oldest and then next-to-oldest NOLs, and so on), (ii) general business tax credits (in the order generally taken into account in computing tax liability), (iii) alternative minimum tax credits, (iv) net capital losses (beginning with capital losses for the year of the COD income, then the oldest and then next to oldest capital losses, and so on), (v) tax basis of assets (but not below the liabilities remaining after debt cancellation); (vi) passive activity losses, and (vii) foreign tax credits (in the order generally taken into account in computing tax liability).  Alternatively, a debtor may elect to first reduce the basis of its depreciable and amortizable property.  The debtor’s tax attributes are not reduced until after determination of the debtor’s tax liability for the year of the COD income.  COD income in excess of available tax attributes is forgiven, but may result in excess loss account recapture income.  However, our COD income does not exceed our available tax attributes.

The issuance of common stock to creditors pursuant to the Plan causes an “ownership change” under section 382 of the Tax Code.  If a corporation undergoes an “ownership change,” the amount of its pre-change losses and certain other tax attributes that may be utilized to offset future taxable income is subject to an annual “Section 382 limitation” (unless the Bankruptcy Exception, discussed below, applies).  NOLs that are not utilized in a given year because of the Section 382 limitation remain available for use in future years until their normal expiration date, subject to the Section 382 limitation in such future years.  The Section 382 limitation generally is equal to the value of the corporation’s equity immediately before the ownership change multiplied by the applicable “long-term tax-exempt bond rate,” which is published monthly by the Internal Revenue Service.  However, under one of two special rules for companies in bankruptcy proceedings, the value of the corporation’s equity for purposes of computing the Section 382 limitation is increased to reflect cancellation of debt that occurred in the bankruptcy reorganization.  Under this rule, the value of the our equity for purposes of computing our Section 382 limitation is the lesser of the value of our common stock immediately after the ownership change or the value of our assets immediately before the ownership change.  In lieu of the Section 382 limitation, a second bankruptcy exception would reduce our NOLs by interest deducted during a specified period on debt converted into stock in the bankruptcy.  We expect to make an election for this second bankruptcy exception not to apply.

The Section 382 limitation is increased by built-in income and gains recognized (or treated as recognized) during the five years following an ownership change (up to the total amount of built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which tax depreciation and amortization expenses during this five-year period are less than they would have been if our assets had a tax basis on the date of the ownership change equal to their fair market value on such date.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, it is expected that our NOL limitation for the five years following the ownership change will be substantially increased by built-in income.  To the extent the Section 382 limitation exceeds taxable income in a given year, the excess is carried forward and increases the Section 382 limitation in succeeding taxable years.

Alternative minimum tax (“AMT”) is owed on a corporation’s AMT income, at a 20% tax rate, to the extent AMT exceeds the corporation’s regular U.S. federal income tax in a given year.  In computing taxable income for AMT purposes, certain deductions and beneficial allowances are modified or eliminated.  One modification is a limitation on the use of NOLs for AMT purposes.  Specifically, no more than 90% of AMT income can be offset with NOLs (as recomputed for AMT purposes).  Therefore, AMT will be owed in years we have positive AMT income, even if all of our regular taxable income for the year is offset with NOLs.  As a result, our AMT income (before AMT NOLs) in those years will be taxed at a 2% effective U.S. federal income tax rate (i.e., 10% of AMT income that cannot be offset with NOLs, multiplied by 20% AMT rate).  The amount of AMT we pay will be allowed as a nonrefundable credit against regular federal income tax in future taxable year to the extent regular tax exceeds AMT in such years.

2.                                      General — Basis of Presentation

We own and operate regional theme, water and zoological parks.  Of the 19 parks we own or operate, 17 are located in the United States. Of the other two, one is located in Mexico City, Mexico and the other is located in Montreal, Canada.  During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005 and has not re-opened since.  During the third quarter of 2009, the Company and the City of New Orleans mutually agreed to terminate the Company’s lease with the City of New Orleans and to settle the related litigation, pursuant to which the Company agreed, among other things, to pay $3 million and to transfer title to the Company’s property and equipment at the site to the City of New Orleans, including land owned by the Company adjacent to the leased site.  We have recorded appropriate provisions for impairment and liabilities related to discontinuing the New Orleans park operations.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations.  See Notes 3 and 7.

In February 2010, in connection with the Chapter 11 Filing, the Company decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  The condensed consolidated financial statements as of and for all periods presented, reflect the assets, liabilities and results operations for our Louisville park as discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contain additional information on our results of operations and our financial position. That discussion should be read in conjunction with the condensed consolidated financial statements and these notes.  Our 2009 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report.  The information furnished in this report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month periods ended March 31, 2010 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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

We evaluated subsequent events through the date the financial statements were issued.  No reportable subsequent events were identified as a result of our evaluation.

a.              Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.   We also consolidate the partnerships and joint ventures that own SFOT and SFOG, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  Furthermore, as a result of adopting FASB ASC Topic 810, Consolidation (“FASB ASC 810”) on January 1, 2010, we consolidated HWP Development, LLC, a joint venture in which we own an approximate 41% interest (“HWP”), as a subsidiary in our consolidated financial statements beginning with the first quarter of 2010.  The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying March 31, 2010 condensed consolidated balance sheet as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See further discussion in Note 2 (k) and Note 8.

While operating as debtors-in-possession, the Debtors were able to sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as permitted in the ordinary course of business.  These dispositions and settlements may be in amounts other than those reflected in the condensed consolidated financial statements.

b.              Accounting for the Chapter 11 Filing

We follow the accounting prescribed by FASB ASC 852.  This accounting literature provides guidance for periods subsequent to a Chapter 11 filing regarding the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  During the second quarter of 2009, we wrote off costs that are associated with unsecured debt that is included in liabilities subject to compromise at March 31, 2010.  Premiums and discounts as well as debt issuance cost on debt that is not subject to compromise, such as fully secured claims, have not been adjusted.

Because SFI’s stockholders own less than 50% of the voting shares after Holdings emerged from bankruptcy, we will apply “Fresh-Start Reporting,” in which our assets and liabilities will be recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations.  The difference, if any, between our estimated fair value and our identifiable assets and liabilities will be recognized as goodwill (see Note 1(g)).

c.               Reorganization Items

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

Three months ended March 31, 2010
(in thousands)
Costs and expenses directly related to the reorganization	$20,461

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, entirely constituting professional fees, as of March 31, 2010 totaled $8,034,000.

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of reorganization items in the statement of operations for the year ended December 31, 2009.  The fair value of the park assets that will remain, except for the land we own, was valued at zero based on the rejection of the lease.  The land was valued at the appraised value based on comparable sales information, which is a level 2 fair value measurement.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.  See further discussion in Note 3 to the consolidated financial statements.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of liabilities arising before the date of filing of the plan of reorganization are stayed.  FASB ASC 852 requires liabilities that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount of claims expected to be allowed on known or potential claims to be resolved through the bankruptcy process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included the Prepetition Credit Agreement obligations, and swap obligations secured ratably therewith, as liabilities subject to compromise as these secured liabilities are expected to be fully recovered by the Lenders.  The Bankruptcy Court granted final approval of the Debtors’ “first day” motions covering, among other things, human resource obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, post-petition utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as liabilities subject to compromise.

The Debtors were permitted to reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise.  Holders of such prepetition claims were required to file proofs of claims by a bar date set by the Bankruptcy Court.  A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Filing.  The Debtors notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.

Liabilities subject to compromise consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Accounts payable and other accrued expenses	$71,805	$66,392
Accrued interest payable	95,211	49,877
Unsecured debt	988,305	988,305
Unsecured convertible notes	280,000	280,000
PIERS	306,650	306,650
Total liabilities subject to compromise	$1,741,971	$1,691,224

Liabilities subject to compromise, at March 31, 2010, include trade accounts payable of approximately $19.8 million related to purchases prior to the Petition Date, which generally have not been paid.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payments related to these liabilities.

In accordance with the guidance provided in FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC 852, during the third quarter of 2009 we reclassified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million from mezzanine equity to liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  Upon the Effective Date, by operation of the Plan, the PIERS were cancelled as of the Effective Date.

d.              PARC Note

We recorded the $37.0 million note that we received pursuant to the sale of seven parks in April 2007 (the “PARC Note”) at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the PARC Note’s subordination to other obligations.  We will not recognize interest income from the PARC Note until the entire carrying amount has been recovered, in accordance with the guidance of FASB ASC Topic 310, Receivables.  As of March 31, 2010, we have collected payments in the amount of $10.4 million leaving the PARC Note receivable balance at $1.0 million.  See Note 7.

e.               Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2009, we had recorded a valuation allowance of $620,229,000 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance was increased by $76,412,000 through March 31, 2010, in respect of the net loss before income taxes generated during the first three months of 2010.  In addition, we decreased the valuation allowance by $1,720,000 through March 31, 2010 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of March 31, 2010, we have a liability of approximately $2.1 million accrued for interest and penalties.

f.                 Long-Lived Assets

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

With our adoption of fresh start accounting upon emergence, assets will be revalued based on the fair values of long-lived assets (see Note 1(g)).

g.              Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”).  This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

h.              Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period.

The weighted average number of shares of common stock used in the calculation of diluted loss per share for the three-month periods ended March 31, 2010 and 2009 does not include the effect of potential common stock issuable upon the exercise of employee stock options, the impact in either period of the potential conversion of the PIERS or the impact of the potential conversion of the 2015 Notes, as the effects of the exercise such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive.  The PIERS, which are included in the liabilities subject to compromise as of March 31, 2010 and December 31, 2009, were issued in January 2001 and were convertible into 13,209,000 (after giving effect to 483,000 PIERS that converted to common stock in the third quarter of 2009) and 13,789,000 shares of common stock as of March 31, 2009.  The 2015 Notes were convertible at the option of the holder into 44,094,000 shares of common stock.  No adjustments were made to the weighted average number of shares of common stock for the three months ended March 31, 2010.

PIERS dividends and amortization of related issue costs of $5,493,000 were included in determining net income (loss) attributable to SFI’s common stockholders for the three months ended March 31, 2009.

i.                 Reclassifications

Reclassifications have been made to certain amounts reported in 2009 to conform to the 2010 presentation.

j.                 Stock Benefit Plans

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, SFEC may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, “Awards”) to select employees, officers, directors and consultants of SFEC and its affiliates (collectively, “Eligible Persons”).  The Long-Term Incentive Plan provides that no more than 4,833,333 shares of Common Stock may be issued pursuant to Awards under the Long-Term Incentive Plan as of the Effective Date, and if and to the extent the Delayed Draw Equity Purchase is consummated, up to 149,956 additional shares of Common Stock shall be available for issuance under the Long-Term Incentive Plan.  At least one-third of the total shares available for issuance under the Long-Term Incentive Plan shall be available for grants of restricted stock or restricted stock units.

Pursuant to the Plan, all stock-based compensation arrangements and awards were cancelled including, without limitation, the following: (i) SFI’s 2001 Stock Option and Incentive Plan; (ii) the SFI Stock Option Plan for Directors; (iii) SFI’s 2004 Stock Option and Incentive Plan; (iv) SFI’s 2006 Stock

Option and Incentive Plan; (v) SFI’s 2006 Employee Stock Purchase Plan; (vi) SFI’s 2007 Stock Option and Incentive Plan; (vii) the SFI 2008 Stock Option and Incentive Plan; and (viii) all outstanding awards and grants thereunder (collectively, the “Preconfirmation Stock Incentive Plans”).

During the three months ended March 31, 2010 and 2009, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $598,000 and $839,000, respectively.

Under the Preconfirmation Stock Incentive Plans, our officers and non-employee directors were awarded stock options, restricted stock and other stock-based awards.  As of March 31, 2010, options to purchase 6,480,000 shares of SFI’s common stock and approximately 970,000 shares of restricted stock were outstanding under the Preconfirmation Stock Incentive Plans and approximately 3,887,000 shares were available for future grant.  As of March 31, 2009, options to purchase 6,660,000 shares of SFI’s common stock and approximately 1,776,000 shares of restricted stock were outstanding under the Preconfirmation Stock Incentive Plans and approximately 3,676,000 shares were available for future grant.

Stock Options

Options granted under the Preconfirmation Stock Incentive Plans could have been designated as either incentive stock options or non-qualified stock options.  Options were generally granted with an exercise price equal to the market value of SFI’s common stock at the date of grant.  These option awards generally vested 20% per annum, commencing with the date of grant, and had a contractual term of either 7, 8 or 10 years.  In addition, our President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that became exercisable only if certain market prices of SFI’s common stock were maintained for consecutive 90 day periods.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

The weighted-average assumptions used for options granted in the three months ended March 31, 2010 and 2009 are as follows:

	March 31,
	2010		2009
	Employees	Directors	Employees	Directors
Risk-free interest rate	—	—	1.79%	—
Expected life (in years)	—	—	5.67	—
Expected volatility	—	—	68.47%	—
Expected dividend yield	—	—	—	—

A summary of the status of our option awards as of March 31, 2010 and changes during the three months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	6,490,000	6.23
Granted	—	—
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(10,000)	2.17
Expired	—	—
Balance at March 31, 2010	6,480,000	6.24	6.09	—
Vested and expected to vest at March 31, 2010	6,481,000	6.33	6.08	—
Options exercisable at March 31, 2010	4,810,000	6.64	5.95	—

There were no options granted in the first three months ended March 31, 2010.  The weighted average grant date fair value of our option awards granted during the three months ended 2009 was $0.20.  The total intrinsic value of options exercised for both periods was $0.  The total fair value of options that vested during the three months ended March 31, 2010 and 2009 was $3.0 million and $3.1 million, respectively.

As of March 31, 2010, there was $0.4 million of unrecognized compensation expense related to our option awards.  The weighted average period over which that cost is expected to be recognized, without regard to the potential impact of the Chapter 11 Filing and proceedings, is 1.27 years.

Restricted Stock

Restricted shares of SFI’s common stock could have been awarded under the Preconfirmation Stock Incentive Plans and were subject to restrictions on transferability and other restrictions, if any, as the compensation committee (the “Compensation Committee”) of SFI’s board of directors could have imposed.  The Compensation Committee could have also determined when and under what circumstances the restrictions may lapse and whether the participant received the rights of a stockholder, including, without limitation, the right to vote and receive dividends.  Unless the Compensation Committee determined otherwise, restricted stock that was still subject to restrictions was forfeited upon termination of employment.  The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

No restricted shares were issued in the three months ended March 31, 2010.  We issued 50,000 shares of restricted stock during the three months ended March 31, 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.

We issued 2,505,518 shares of restricted stock during the year ended December 31, 2008 as settlement for 2007 accrued bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007.  Of the 2,505,518 shares issued (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match vested on September 10, 2008, (iv) 19,013 shares were forfeited upon the termination of several employees throughout 2008,

(v) 21,082 shares were forfeited upon the termination of several employees in 2009, (vi) 1,755 shares were forfeited upon the termination of several employees in 2010, and (vii) 270,241 shares would have vested in 2011 if certain performance based financial goals of the Company were met.

A summary of the status of our restricted stock awards as of March 31, 2010 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2010	1,746,997	4.88
Granted	—	—
Vested	(504,996)	5.90
Forfeited	(1,755)	1.84
Non-vested balance at March 31, 2010	1,240,246	4.46

There was no restricted stock granted in the first three months of 2010.  The weighted average grant date fair value per share of restricted stock awards granted during the three months ended March 31, 2009 was $0.33.

The total grant date fair value of the restricted stock awards granted during the three months ended March 31, 2009 was $0.02 million.  The total fair value of restricted stock awards that vested during the three months ended March 31, 2010 and 2009 was $3.0 million and $0.03 million, respectively.  As of March 31, 2010, the unrecognized compensation costs related to restricted stock awards was $0.7 million.  The weighted average period over which that cost is expected to be recognized, without regard to the potential impact of the Chapter 11 Filing and proceedings, is 0.76 years.

k.              New Accounting Pronouncements

In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (“ASC Update No. 2010-06”).  The updated guidance calls for new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurement and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted this guidance for the interim period ending March 31, 2010 and updated our disclosures to comply with the current accounting guidance described in ASC Update No. 2010-06.  See Note 5.

In August of 2009, the FASB issued ASC Update No. 2009-05, Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”).  ASC Update No. 2009-05 provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) for the fair value measurement of liabilities.  The updated guidance states that when the quoted price in an active market for the identical liability is not available, a reporting entity can measure fair value of the liability using quoted prices of the identical or similar liability when traded as an asset.   Such valuation method will result in Level 1 fair value measurement.  The updated guidance also provides for other valuation techniques that are consistent with the principles of FASB ASC Topic 820.  A further clarification is provided for the fair value estimate of the liability, stating that such estimate does not have to be adjusted for the existing restrictions that prevent the transfer of the liability.  ASC Update No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  We adopted ASC Update No. 2009-

05 for the interim period ending March 31, 2010.  The adoption did not impact our existing approach used in determining fair-value measurement of the liabilities.

In August 2009, the FASB issued ASC Update No. 2009-04, Accounting for Redeemable Equity Instruments (“ASC Update No. 2009-04”).  This guidance updates FASB ASC Topic 480, “Distinguishing Liabilities from Equity” of the current Codification per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  ASC Update No. 2009-04 does not change the existing accounting guidance for classification and disclosures related to preferred securities that are redeemable for cash or other assets.  Rather, it expands on the application of the current guidance to other redeemable equity instruments, providing specific examples for applying the guidance to freestanding financial instruments, equity instruments subject to registration payment arrangements, share-based payment awards, convertible debt instruments that contain a separately classified equity component, certain redemptions upon liquidation events, and certain redemptions covered by insurance proceeds.  We adopted ASC Update No. 2009-04 for the interim period ending March 31, 2010.  The adoption of ASC Update No. 2009-04 did not affect our condensed consolidated financial statement presentation and disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified into FASB ASC 810.  FASB ASC 810 changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  FASB ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We adopted the new guidance at January 1, 2010.  As a result of adopting FASB ASC 810, we consolidated HWP as of January 1, 2010, as we satisfy the qualifications of being a primary beneficiary of this entity: (i) we have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and (ii) we have the obligation to absorb losses and receive benefits, which are deemed to be potentially significant to the entity.  As a result of consolidating HWP, our total assets, total liabilities and noncontrolling interest on January 1, 2010 increased by approximately $38.8 million, $33.8 million and $5.0 million, respectively.  As of March 31, 2010 the equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interest.  The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statement of operations as of March 31, 2010.  The adoption of FASB ASC 810 did not change accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate.  See Note 8.

3.                                Disposition of Parks

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.

During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005.  See Notes 2 and 7.

Our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our Louisville and New Orleans parks and the parks sold in or prior to 2007 as discontinued operations.  The discontinued operations, excluding contingent liabilities discussed in Note 7, have been presented on March 31, 2010 and December 31, 2009 consolidated balance sheets as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Current assets	$—	$—
Property, plant and equipment, net	1,278,000	1,200,000
Total assets held for sale	$1,278,000	$1,200,000

The net gain (loss) from discontinued operations was classified on the condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009 as “discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Operating revenue	$127	$798
Loss from discontinued operations before income taxes	(2,457)	(3,416)
Decrease (increase) in contingent liabilities from sale indemnities	(316)	(348)
Net results of discontinued operations	$(2,773)	$(3,764)

Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

4.                                      Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Prepetition Credit Agreement (see Note 6), into a fixed rate obligation.  The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expire in February 2011.  Our term loan borrowings bear interest based upon LIBOR plus a fixed margin.  Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%).  On June 16, 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

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

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first three months of 2010:

Gain
Beginning balance at January 1, 2010	$1,270,000
Reclassification to other (income) expense	(496,000)
Ending balance at March 31, 2010	$774,000

As of March 31, 2010, approximately $774,000 of net deferred gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to operations during the next twelve months.

During the fourth quarter of 2008, it was determined that our interest rate swaps no longer met the probability test under FASB ASC 815.  At that time, hedge accounting treatment was discontinued for the two interest rate swaps.  As a result, during the first three months of 2010, we recorded a $496,000 gain in other (income) expense.

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

The fair value of our obligation under the interest rate swaps was approximately $19,992,000 at March 31, 2010 and December 31, 2009 and is recorded in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets and is considered a Level 1 fair value measurement.

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

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in “Accumulated other comprehensive loss” when in qualifying effective relationships, and directly in other expense when they are not.  These amounts are reclassified to interest expense when the forecasted transaction takes place.

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

5.                                      Fair Value of Financial Instruments

The following table and accompanying information present the estimated fair values of our financial instruments at March 31, 2010 and December 31, 2009 and classification of such instruments in accordance with FASB ASC 820.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,706,000	2,706,000	$2,387,0000	2,387,000
Long-term debt (including current portion) — Secured	(1,175,107,000)	(1,176,519,000)	(1,138,275,000)	(1,119,338,000)
Long-term debt (including current portion) — Subject to Compromise	(1,268,305,000)	(737,862,000)	(1,268,305,000)	(694,744,000)
PIERS — Subject to Compromise	(306,650,000)	(5,175,000)	(306,650,000)	(5,750,000)
Interest rate swaps	(19,992,000)	(19,992,000)	(19,992,000)	(19,992,000)

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

•      PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices and is considered a Level 1 fair value measurement.  In accordance with the guidance provided in FASB ASC 480 and FASB ASC 852, we classified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million as liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  Pursuant to the Plan, PIERS are considered an unsecured equity interest subject to compromise and the holders of such instruments received no recovery.

•      Interest rate swaps: The fair value of our interest rate swaps at March 31, 2010 and December 31, 2009 is based on quoted prices from multiple brokers for replacement transactions which are considered Level 1 fair value measurements (See Note 4).

6.             Long-Term Indebtedness

On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of Time Warner, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($30.7 million of which was outstanding at March 31, 2010 (excluding interest)) (the “Promissory Note”), which are obligated to fund the “put” obligations related to the Partnership Parks.  Interest on the loan accrued at a rate of 14% per annum and the principal amount of the loan was to mature on March 15, 2011.  The loan required semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and was prepayable at any time at the option of the Acquisition Parties.  Up to an aggregate of $10 million of the loan was guaranteed by SFI, SFO and SFTP (collectively, the “Guarantors”) under the terms of a guarantee agreement entered into by the Guarantors in favor of TW-SF LLC, dated May 15, 2009.  On the Effective Date, the Acquisition Parties repaid in full all amounts outstanding under the Promissory Note, which as of the Effective Date was $32,561,779 (including interest).

On November 5, 2007, HWP entered into a $33,000,000 refinance loan with Deutsche Bank Mortgage Capital, L.L.C. (“Refinance Loan”) retiring (i) the $31,000,000 construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $213,000 are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest shall be due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $282,000 and $344,000 at March 31, 2010 and December 31, 2009, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

In connection with the issuance of the Refinance Loan, we provided a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member.  The limited guarantee will be released five years following full payment and discharge of the loan.  As additional security for the Refinance Loan, we also provided a $1,000,000 letter of credit to secure the Refinance Loan.  In addition, one of our joint venture partners provided a guarantee of the Refinance Loan in the event of certain specific events of default attributable to acts or failure to act by members of HWP.

On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($835,125,000 of which was outstanding at March 31, 2010 and March 31, 2009); (ii) a revolving facility totaling $275,000,000  ($270,269,000 and $242,658,000 of which was outstanding at March 31, 2010 and March 31, 2009, respectively (as well as letters of credit in the amount of $2,163,000 and $31,402,000 on those dates)), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  The interest rate on borrowings under the Prepetition Credit Agreement could have been fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate was based upon specified levels in excess of the applicable base rate, or LIBOR.  At March 31, 2010, the weighted average interest rate for borrowings under the term loan and the revolving facility was 4.48% and 4.94%, respectively.  At March 31, 2009, the weighted average interest rate for borrowing under the term loan and the revolving facility was 4.86% and 3.79%, respectively.  Commencing on September 30, 2007, SFTP, the primary borrower under the Prepetition Credit Agreement and an indirect wholly owned subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015.  The utilization of the revolving facility was available until March 31, 2013.  The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  On the Effective Date, pursuant to the Plan and the Confirmation Order, the Prepetition Credit Agreement was cancelled and the lenders thereunder were paid in full.

Since the Chapter 11 Filing, we record post-petition interest on prepetition obligations only to the extent we believe the interest will be paid during the Chapter 11 Filing or that it is probable that the interest will be an allowed claim.  Included in interest expense for the quarter ended March 31, 2010, is $31,362,000 related to interest on the 2016 Notes, for the period of June 13, 2009 through December 31, 2009 that was recorded based on a change in the estimated probable allowed claim under the Chapter 11 Filing.  In addition, had we recorded interest on the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes based on our prepetition contractual obligations, interest expense would have increased by $17,105,000 during the three months ended March 31, 2010.

See Note 7 to the Consolidated Financial Statements in the 2009 Annual Report for additional information regarding our indebtedness.  See Note 1 for a description of our new indebtedness incurred in connection with the Plan and impact on all prepetition debt.

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

We have filed property insurance claims, including business interruption, with our insurers.  We have an insurance receivable of $0.4 million at March 31, 2010, which reflects part of our claim for business interruption and the destroyed assets.  The receivable is net of $38.3 million in payments received from our insurance carriers.

In April 2009, the Industrial Development Board of the City of New Orleans and the City of New Orleans (collectively, the “New Orleans Parties”) sought to accept an offer the Company made years earlier to buy out its lease with the New Orleans Parties for a $10 million cash payment and an exchange of contiguous real estate the Company owned.  When we declined to extend the same offer, the Mayor of New Orleans announced to the press that the New Orleans Parties would sue.  We were current on our lease payments to the New Orleans Parties, however, and in our view, not in default.  The New Orleans Parties filed suit in Louisiana state court on May 11, 2009, alleging that we breached the lease with the New Orleans Parties by removing rides and assets from the park property; by failing to secure the property; and by accepting interim insurance payments for Hurricane Katrina damage claims instead of designating the New Orleans Parties as loss payee.  On May 12, 2009, the New Orleans Parties obtained an ex parte state court temporary restraining order that enjoined us from: (a) removing any rides or attractions without the New Orleans Parties’ approval, (b) not properly securing the premises, and (c) “converting and/or secreting insurance proceeds received . . . as a result of Hurricane Katrina.”  We removed the action to the United States District Court for the Eastern District of Louisiana (the “Court”), and the parties stipulated to stay the federal action for sixty days, while leaving the temporary restraining order in place, with us reserving the right to contest our propriety at a later time.  In an order dated June 1, 2009, the Court imposed the agreed-upon stay but shortened the period to thirty days, until June 29, 2009.  The Court issued an order on June 22, 2009, directing the clerk to mark the action as closed due to the stay resulting from the Chapter 11 Filing, but retaining jurisdiction for restoration to the calendar should circumstances change.

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

The settlement occurred on November 12, 2009.

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (“Former SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $62,317,000 (as of 2010 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks of which our share based on our ownership of units as of March 31, 2010 will be approximately $26,290,000, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.  As of March 31, 2010, we owned approximately 28.9% and 52.0% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable interests of approximately 71.1% and 48.0% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $355.9 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregated approximately $31.0 million for both parks based on current purchase prices.  To address the 2009 purchase of limited partnership units, a subsidiary of Time Warner provided a loan to our subsidiaries that were required to purchase the put units, which was repaid in connection with the Plan. To address future purchase obligations of limited partnership units, we entered into the New TW Loan, under which we will not borrow in 2010.  Pursuant to the 2010 annual offer, we will purchase 1.77 units from the Texas partnership and 0.83 units from the Georgia partnership for approximately $4.8 million in May 2010.  The maximum unit purchase obligations for 2010 at both parks aggregated approximately $307.8 million, representing approximately 61.4% of the outstanding units of SFOG and 41.6% of the outstanding units of SFOT.  See Notes 1 and 6.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We intend to incur approximately $18.4 million of capital expenditures at these parks for the 2010 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $24.3 million of cash in 2009 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI.  At March 31, 2010, we had total loans receivable outstanding of $233.0 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

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

In 2005, certain plaintiffs filed a complaint on behalf of a purported class of current and former employees against us in the Superior Court of California, Los Angeles County alleging unpaid wages and related penalties and violations of law governing employee meal and rest breaks related to our current and formerly owned parks in California between November 2001 and December 18, 2007.  While we denied any violation of law or other wrongdoing, we settled the case in 2007 and deposited into escrow $9,225,000 to be applied to the initial settlement fund, which was recorded in other expense.  In April 2009, we paid approximately $255,000 (which was recorded in other expense as of December 31, 2008) into the settlement fund based on our meeting certain performance criteria in 2008.  We do not expect to pay any further amounts under this obligation based on our 2009 operating results.  This litigation has been stayed since the Petition Date and, as of the Effective Date, any further action against the Company with respect to this litigation is enjoined pursuant to the Plan.

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, the Company terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against the Company for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company’s favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008.  On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.  This litigation has been stayed since the Petition Date and, as of the Effective Date, any further action against the Company with respect to this litigation is enjoined pursuant to the Plan.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Patent Complaint”) in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators.  The Patent Complaint alleges that the Company is liable for direct or indirect infringement of United States Patent No. 5,277,125 because of its ownership and/or operation of various theme parks and amusement rides.  The Patent Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Patent Complaint seeks damages and injunctive relief.  On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation.  Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. The Company has contacted the manufacturers of the amusement rides that it believes may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case.  The Company tendered the defense of this matter to certain of the ride manufacturers.  This litigation has been stayed with respect to the Debtors since the Petition Date and, as of the Effective Date, any further action against the Debtors with respect to this litigation is enjoined pursuant to the Plan.

On January 6, 2009, a civil action against the Company was commenced in the State Court of Cobb County, Georgia.  The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to SFOG on July 3, 2007.  Certain of the individuals were employees of the park and were off-duty at the time the altercation occurred.  The plaintiff, who had exited the park, claims that the Company was negligent in its security of the premises.  Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation.

On October 31, 2008, a civil action against the Company was commenced in the District Court of Bexar County, Texas.  The plaintiff is seeking damages against the Company for personal injuries as a result of an accident while attempting to board a ride at Six Flags Fiesta Texas.  The ride manufacturer is a co-defendant in the litigation.   This litigation was stayed during the Chapter 11 proceedings and, as of the Effective Date, the stay has been lifted.

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture is not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,243,000 and $32,593,000 of which was outstanding at March 31, 2010 and March 31, 2009, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.   The ability of HWP to repay the loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the three months ended March 31, 2010 and 2009, we have received or accrued $216,000 and $200,000, respectively, in management fee revenues from HWP.  As of March 31, 2010 and December 31, 2009, HWP owed us approximately $28,000 and $56,000, respectively, related to short-term intercompany transactions between the entities.  During the first three months of 2009, we contributed approximately $197,000 to HWP for our portion of a capital call and as of the date of this filing there have been no capital calls required in 2010.  See Note 8.

In connection with the sale of seven parks in April 2007, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the sold parks of up to $10 million, decreasing by a minimum of one million dollars annually.  The limited guarantee has been recorded in other long-term liabilities at its estimated fair value of $1.4 million.  In connection with the sale of our park near Seattle, Washington to PARC 7F-Operations Corporation, our guarantee of the lease of the land underlying the park remains in effect, except that (i) the landlord has agreed to proceed first against the parent company of the new lessee, CNL Income Properties, Inc., before asserting any rights in respect of our guarantee and (ii) in the event we are required to honor our guarantee, our remedies include our reacquisition of the park.  The lease expires in 2030 with renewal options for an additional 46 years.

At March 31, 2010, we have accrued liabilities for tax and other indemnification contingencies of $11.0 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

8.             Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly-owned, SFOT and SFOG.  Noncontrolling interests represent the third parties’ share of the assets of HWP.

The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG:

Balance at January 1, 2010	$355,933,000
Purchase of redeemable units of SFOT and SFOG	—
Net income attributable to noncontrolling interests	—
Distributions to noncontrolling interests	—
Balance at March 31, 2010	$355,933,000

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed financial statements.

As a result of adopting FASB ASC 810, we consolidated HWP in our consolidated financial statements beginning with the first quarter of 2010.  The following table presents a rollforward of noncontrolling interests in HWP:

Balance at January 1, 2010	$5,016,000
Net income attributable to noncontrolling interests	84,000
Distributions to noncontrolling interests	—
Balance at March 31, 2010	$5,100,000

Prior to adopting FASB ASC 810, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance.  As of December 31, 2009, we included our investment of $1,800,000 in deposits and other assets in the accompanying condensed consolidated balance sheets.  See Note 2(k).

On June 18, 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at March 31, 2010.  We have accounted for our investment under the equity method and have included our investment of $43,523,000 and $43,453,000 as of March 31, 2010 and December 31, 2009, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

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

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Theme park revenue	$57,263	$51,102
Theme park cash expenses	(106,553)	(97,524)
Aggregate park EBITDA	(49,290)	(46,422)
Equity in income (loss) of partnerships — EBITDA	2,244	2,095
Corporate expenses	(12,160)	(15,148)
Stock-based compensation	(598)	(839)
Other income (expense)	639	(1,669)
Equity in income (loss) of partnerships	(2,427)	(1,906)
Depreciation and amortization	(36,748)	(34,105)
Loss on disposal of fixed assets	(570)	(3,054)
Reorganization items	(20,461)	—
Interest expense	(60,632)	(39,337)
Interest income	197	421
Loss from continuing operations before income taxes and discontinued operations	$(179,806)	$(139,964)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first three months of 2010 and 2009:

	(in thousands)
	Domestic	Foreign	Total
2010
Long-lived assets	$2,436,846	134,494	2,571,340
Revenue	43,814	13,449	57,263
Loss from continuing operations before income taxes and discontinued operations	(177,178)	(2,628)	(179,806)
2009
Long-lived assets	$2,459,442	112,105	2,571,547
Revenue	39,442	11,660	51,102
Loss from continuing operations before income taxes and discontinued operations	(138,243)	(1,721)	(139,964)

Long-lived assets include property and equipment and intangible assets.

10.           Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

Components of Net Periodic Cost (Benefit)

	Three months ended March 30,
	2010	2009
Service cost	$—	$233,000
Interest cost	2,421,000	2,413,000
Expected return on plan assets	(2,420,000)	(2,082,000)
Amortization of net actuarial loss	203,000	333,000
Curtailment loss	—	70,000
Total net periodic cost	$204,000	$967,000

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended March 31,
	2010	2009
Discount rate	5.900%	6.125%
Rate of compensation increase	N/A	4.000%
Expected return on plan assets	7.500%	7.500%

Employer Contributions

During the three months ended March 31, 2010, we made pension contributions of $540,000.

11.           Supplemental Condensed Consolidated Financial Information

The following tables present condensed consolidated financial information, segregating those entities that have filed for re-organization under Chapter 11 of the Bankruptcy Code and those that have not filed for re-organization under Chapter 11 of the Bankruptcy Code.

	March 31, 2010
	Filers	Non-filers	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$68,390,000	18,327,000	—	86,717,000
Account receivable	15,190,000	8,830,000	—	24,020,000
Receivables from non-filers	64,209,000	—	(64,209,000)	—
Other current assets	67,825,000	21,367,000	—	89,192,000
Total current assets	215,614,000	48,524,000	(64,209,000)	199,929,000
Property and equipment, net	1,155,892,000	354,309,000	—	1,510,201,000
Intangible assets, net	882,123,000	179,016,000	—	1,061,139,000
Investments in non-filers	(43,382,000)	—	43,382,000	—
Other assets	111,109,000	1,524,000	—	112,633,000
Total assets	$2,321,356,000	583,373,000	(20,827,000)	2,883,902,000

LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Accounts payable and other current liabilities	$156,736,000	41,068,000	—	197,804,000
Payables to filers	—	64,209,000	(64,209,000)	—
Current portion of long-term debt	287,368,000	68,774,000	—	356,142,000
Total current liabilities not subject to compromise	444,104,000	174,051,000	(64,209,000)	553,946,000
Long-term debt	818,331,000	634,000	—	818,965,000
Other long-term liabilities	79,523,000	91,037,000	—	170,560,000
Total liabilities not subject to compromise	1,341,958,000	265,722,000	(64,209,000)	1,543,471,000
Liabilities subject to compromise	1,741,971,000	—	—	1,741,971,000
Total liabilities	3,083,929,000	265,722,000	(64,209,000)	3,285,442,000
Redeemable noncontrolling interests	—	355,933,000	—	355,933,000
Stockholders’ deficit:	(762,573,000)	(43,382,000)	43,382,000	(762,573,000)
Noncontrolling interest	—	5,100,000	—	5,100,000
Total stockholders’ deficit:	(762,573,000)	(38,282,000)	43,382,000	(757,473,000)
Total liabilities and stockholders’ deficit	$2,321,356,000	583,373,000	(20,827,000)	2,883,902,000

	December 31, 2009
	Filers	Non-filers	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$138,583,000	26,247,000	—	164,830,000
Account receivable	8,652,000	11,210,000	—	19,862,000
Receivables from non-filers	74,698,000	—	(74,698,000)	—
Other current assets	54,882,000	15,573,000	—	70,455,000
Total current assets	276,815,000	53,030,000	(74,698,000)	255,147,000

Property and equipment, net	1,168,512,000	308,720,000	—	1,477,232,000
Intangible assets, net	882,343,000	178,282,000	—	1,060,625,000
Investments in non-filers	(35,367,000)	—	35,367,000	—
Other assets	113,405,000	1,243,000	—	114,648,000
Total assets	$2,405,708,000	541,275,000	(39,331,000)	2,907,652,000

LIABILITIES and STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise:
Accounts payable and other current liabilities	$92,236,000	22,462,000	—	114,698,000
Payables to filers	—	74,698,000	(74,698,000)	—
Current portion of long-term debt	285,240,000	23,509,000	—	308,749,000
Total current liabilities not subject to compromise	377,476,000	120,669,000	(74,698,000)	423,447,000

Long-term debt	820,491,000	9,035,000	—	829,526,000
Other long-term liabilities	100,691,000	91,005,000	—	191,696,000
Total liabilities not subject to compromise	1,298,658,000	220,709,000	(74,698,000)	1,444,669,000
Liabilities subject to compromise	1,691,224,000	—	—	1,691,224,000
Total liabilities	2,989,882,000	220,709,000	(74,698,000)	3,135,893,000
Redeemable noncontrolling interests	—	355,933,000	—	355,933,000
Stockholders’ deficit:	(584,174,000)	(35,367,000)	35,367,000	(584,174,000)
Total liabilities and stockholders’ deficit	$2,405,708,000	541,275,000	(39,331,000)	2,907,652,000

	Three Months Ended March 31, 2010
	Filers	Non-filers	Eliminations	Consolidated
Revenue:
Theme park admissions	$12,013,000	11,818,000	—	23,831,000
Theme park food, merchandise and other	9,397,000	11,446,000	—	20,843,000
Sponsorship, licensing and other fees	5,885,000	2,408,000	—	8,293,000
Accommodations revenue	—	4,296,000	—	4,296,000
Total revenue	27,295,000	29,968,000	—	57,263,000
Operating costs and expenses:
Operating expenses	56,283,000	23,462,000	—	79,745,000
Selling, general and administrative	26,301,000	7,769,000	—	34,070,000
Costs of products sold	2,387,000	3,109,000	—	5,496,000
Depreciation	27,910,000	8,611,000	—	36,521,000
Amortization	221,000	6,000	—	227,000
Loss on disposal of assets	3,312,000	(2,742,000)	—	570,000
Interest expense, net	58,675,000	1,760,000	—	60,435,000
Affiliate interest	(282,000)	282,000	—	—
Equity in loss of partnerships	183,000	—	—	183,000
Other income	(489,000)	(150,000)	—	(639,000)
Loss from continuing operations before reorganization items, income taxes and discontinued operations	(147,206,000)	(12,139,000)	—	(159,345,000)
Reorganization items, net	20,461,000	—	—	20,461,000
Loss from continuing operations before income taxes and discontinued operations	(167,667,000)	(12,139,000)	—	(179,806,000)
Income tax expense	67,000	846,000	—	913,000
Loss from continuing operations before discontinued operations	(167,734,000)	(12,985,000)	—	(180,719,000)
Discontinued operations	(2,773,000)	—	—	(2,773,000)
Net loss	(170,507,000)	(12,985,000)	—	(183,492,000)
Less: Net income attributable to noncontrolling interests	—	(84,000)	—	(84,000)
Net loss attributable to Six Flags Entertainment Corporation	$(170,507,000)	(13,069,000)	—	(183,576,000)

	Three Months Ended March 31, 2010
	Filers	Non-filers	Eliminations	Consolidated
Cash used in operating activities	$(52,328,000)	(6,794,000)	—	(59,122,000)

Cash used in investing activities	(17,857,000)	(6,650,000)	—	(24,507,000)

Cash provided by (used in) financing activities	(8,000)	4,500,000	—	4,492,000

Effect of exchange rate changes on cash	—	1,024,000	—	1,024,000

Decrease in cash and cash equivalents	(70,193,000)	(7,920,000)	—	(78,113,000)

Cash and cash equivalents at beginning of year	138,583,000	26,247,000	—	164,830,000

Cash and cash equivalents at end of period	$68,390,000	18,327,000	—	86,717,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Results of operations for the three-month periods ended March 31, 2010 and 2009 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 42% of total revenues in the first three months of 2010) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Recent Developments

On June 13, 2009, the Debtors filed the Chapter 11 Filing and on April 1, 2010, the Debtors filed the Plan with the Bankruptcy Court.  On April 30, 2010, the Bankruptcy Court entered the Confirmation Order, dated April 29, 2010, which approved and confirmed the Plan.  On the Effective Date, the Debtors emerged from Chapter 11, and in connection with the Plan, the Debtors entered into the Exit Facilities and the New TW Loan.  See Note 1 to the Condensed Consolidated Financial Statements.

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  As a result, we recorded appropriate provisions for the impairment of our Louisville park operations, which was included in reorganization items in the statement of operations for the quarter ended December 31, 2009.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.

Basis of Presentation

We follow the accounting prescribed by FASB ASC 852, which provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852 debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  During the second quarter of 2009, we wrote off the costs that were associated with our unsecured debt that is included in liabilities subject to compromise at March 31, 2010.  See Note 2(c) to the Condensed Consolidated Financial Statements.  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, have not been adjusted.

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

Negative events associated with the Chapter 11 Filing could adversely affect revenues and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition.

See Note 1 to the Condensed Consolidated Financial Statements regarding the impact of the Chapter 11 Filing and the proceedings in the Bankruptcy Court on the Company’s liquidity.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  The 2009 Annual Report discusses our most critical accounting policies.  Since December 31, 2009, there have been no material developments with respect to any critical accounting policies discussed in the 2009 Annual Report.

Summary of Operations

Summary data for the three-month periods ended March 31, 2010 and 2009 were as follows (in thousands, except per capita total revenue and percentage changes):

	Unaudited Three months ended March 31,		Percentage Change
	2010	2009	(%)
Total revenue	$57,263	$51,102	12
Operating expenses	79,745	74,120	8
Selling, general and administrative	34,070	34,693	(2)
Costs of products sold	5,496	4,698	17
Depreciation and amortization	36,748	34,105	8
Loss on disposal of assets	570	3,054	(81)
Interest expense, net	60,435	38,916	55
Equity in (income) loss of partnerships	183	(189)	(197)
Other (income) expense	(639)	1,669	(138)
Loss from continuing operations before reorganization items, income taxes and discontinued operations	(159,345)	(139,964)	14
Reorganization items	20,461	—	N/A
Loss from continuing operations before income taxes and discontinued operations	(179,806)	(139,964)	28
Income tax benefit (expense)	913	(2,930)	(131)
Loss from continuing operations before discontinued operations	$(180,719)	$(137,034)	32

Other Data:
Attendance	1,261	1,224	3
Total revenue per capita (excludes $4,296 of revenue from HWP that is not driven by attendance)	$42.02	$41.76	1

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Revenue in the first quarter of 2010 totaled $57.3 million compared to $51.1 million for the first quarter of 2009, representing a 12% increase.  The increase is primarily related to $4.3 million of revenues from HWP, which was consolidated in the first quarter of 2010 as a result of adopting new consolidation accounting rules (FASB ASC 810).  Excluding the consolidation of HWP, total revenues increased $1.8 million, or 4%, which is attributable to a slight increase in attendance coupled with a $0.26 (1%) increase in total revenue per capita (representing total revenue (less $4.3 million of revenues from HWP) divided by total attendance).  The attendance increase is primarily related to more favorable weather conditions and a 2% increase in operating days in the first quarter of 2010 compared to the first quarter of 2009.  The increase in total revenue per capita reflects increased guest spending on food and beverage, rentals, retail, parking, games and other in-park revenues as well as decreased guest spending on admissions and decreased sponsorship, licensing and other fees.  Per capita guest spending, which excludes sponsorship, licensing and other fees, increased $1.17 (3%) to $35.44 from $34.27 in the first quarter of 2009. Admissions revenue per capita decreased $0.07 (0%) in the first quarter of 2010 compared to the prior year period, and was driven primarily by price and ticket mix mostly offset by the positive exchange rate impact on admissions revenue per capita at our park in Mexico of $0.47.  Increased revenues from food and beverage, rentals, retail, parking, games and other guest services resulted in a $1.24 (8%) increase in non-admissions per capita guest spending in the first quarter of 2010 compared to the first quarter of 2009, of which approximately $0.55 was attributable to the stronger Mexican peso.

Operating expenses for the first quarter of 2010 increased $5.6 million (8%) compared to expenses in the prior year period.  The increase was primarily driven by: (i) expenses of HWP ($1.9 million), (ii) increased labor related expenses ($1.7 million), (iii) an increase in operating taxes ($1.0 million), and (iv) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.8 million).  The increase was partially offset by a decrease in employee benefits expense ($0.8 million).

Selling, general and administrative expenses for the first quarter of 2010 decreased $0.6 million (2%) compared to the first quarter of 2009.  The decrease primarily reflects (i) decreased marketing expenses ($1.3 million) primarily related to the timing of expenditures, (ii) decreased salaries, wages and benefits ($1.3 million) primarily due to a reduction in cash-based incentive compensation and employee benefits, and (iii) a decrease in real estate taxes ($0.5 million), partially offset by (i) increased insurance costs ($1.3 million), (ii) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.5 million), and (iii) expenses of HWP ($0.5 million).

Costs of products sold in the first quarter of 2010 increased $0.8 million (17%) compared to the same quarter of the prior year primarily due to increased revenues in food and beverage, retail and games coupled with the exchange rate impact at our park in Mexico.  As a percentage of our in-park guest spending (excluding HWP), cost of products sold decreased slightly in the first quarter of 2010.

Depreciation and amortization expense for the first quarter of 2010 increased $2.6 million (8%) compared to the first quarter of 2009.  The increase is primarily attributable to our on-going capital program as well as an increase in depreciation expense related to the exchange rate impact at our parks in Canada and Mexico.

Loss on disposal of assets decreased by $2.5 million in the first quarter of 2010 compared to the prior year quarter primarily related to insurance proceeds received for the flood that occurred at our Atlanta parks during the third quarter of 2009, partially offset by the write-off of several assets no longer being utilized in park operations in the first quarter of 2010.

Interest expense, net, for the first quarter of 2010 increased $21.5 million (55%) compared to the first quarter of 2009, primarily reflecting an additional $45.3 million of interest accrued on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010.  Due to an unresolved make-whole claim, the debt and accrued interest remained classified as liabilities subject to compromise.  The increase in interest expense was partially offset by the cessation of interest accruals and the write-off of discounts, premiums and deferred financing costs on our unsecured debt which is subject to compromise as a result of the Chapter 11 Filing, as well as lower effective rates.

Income tax expense was $0.9 million for the first quarter of 2010 compared to a $2.9 million benefit for the first quarter of 2009, primarily reflecting a 2009 non-cash income tax credit of approximately $3.6 million due to a decrease in our valuation allowance for deferred tax assets that are primarily derived from our carryforward of net operating losses.

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in our parks (including capital projects), and payments to our partners in the Partnership Parks.  SFI did not pay a dividend on SFI’s common stock during 2009 or the three months ended March 31, 2010, and SFEC does not currently anticipate paying any dividends on the Common Stock in the foreseeable future.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Exit Facilities, the New TW Loan and the Delayed Draw Equity Purchase, our liquidity will be adequate to meet our needs, including anticipated requirements for working capital, capital expenditures, scheduled debt requirements and obligations under arrangements relating to the Partnership Parks.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” and the references to the Risk Factors contained in the filings cited therein.  If such an adverse event were to occur, we may be unable to borrow under the Exit Revolving Loan or be required to repay amounts outstanding under the Exit Facilities and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements.”

As of the Effective Date, our total indebtedness was approximately $1.0 billion.  Based on estimated interest rates for floating-rate debt, annual cash interest payments for the twelve months following the Effective Date on non-revolving credit debt outstanding on that date and anticipated levels of working capital revolving borrowings for the period will aggregate approximately $77 million, net of cash interest expected to be received.  None of the Exit Facilities mature before June 30, 2015 except that $7.7 million of principal amortizes each year commencing in March 2013.  We currently plan on spending approximately $91.0 million (net of property insurance recoveries) on capital expenditures for the 2010 calendar year.  After giving effect to the transactions consummated under the Plan, as of the Effective Date, we had approximately $65 million of unrestricted cash, $120 million available for borrowing under the Exit Revolving Loan and $25 million available from the potential issuance of the Delayed Draw Shares pursuant to the Delayed Draw Equity Purchase.

Due to the seasonal nature of our business, we are largely dependent upon the Exit Revolving Loan totaling $120.0 million to fund off-season expenses.  Our ability to borrow under the Exit Revolving Loan is dependent upon compliance with certain conditions, including a senior leverage ratio, minimum interest coverage, a first lien leverage ratio and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Exit Revolving Loan, we would likely be unable to pay in full our off-season obligations.   A default under the Exit Revolving Loan could permit the lenders under the other Exit Facilities to accelerate the obligations thereunder.  The Exit Revolving Loan expires on June 30, 2015.  The terms and availability of the Exit Facilities and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

As more fully described in Note 1 to the Condensed Consolidated Financial Statements, on the Effective Date we entered into a $150,000,000 New TW Loan to provide a source of funds to permit us to purchase limited partnership units in the Partnership Parks above specified levels pursuant to our annual offer to purchase.  We will not make any borrowings under the New TW Loan to fund our “put” obligations in 2010.  See Note 7 to the Condensed Consolidated Financial Statements for a more detailed description of our obligations under the Partnership Park arrangements.

For a more detailed descriptions of the indebtedness incurred on the Effective Date, see Note 1(b) to the Condensed Consolidated Financial Statements.

During the three months ended March 31, 2010, net cash used in operating activities was $59.1 million.  Net cash used in investing activities in the first three months of 2010 was $24.5 million, consisting primarily of capital expenditures, partially offset by the property insurance proceeds we received for insurance claims related to our parks in Atlanta and New Orleans.  Net cash provided by financing activities in the first three months of 2010 was $4.5 million, primarily due to proceeds from the borrowings under the revolving facilities of the Partnership Parks.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, there have been no material changes in our market risk exposure from that disclosed in the 2009 Annual Report, with the exception that interest expense was stayed by the Bankruptcy Court for all Prepetition Notes, thereby reducing the impact of interest rate fluctuations.  See Note 6 to the Condensed Consolidated Financial Statements regarding the termination of our interest rate swap agreements as a result of the Chapter 11 Filing.

Item 4T.  Controls and Procedures

The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010.  Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2009 Annual Report and in Notes 1 and 7 to the Condensed Consolidated Financial Statements.  There are no material recent developments concerning our legal proceedings.  To the extent any legal proceedings were asserted against a Debtor prior to the Petition Date, such proceedings have been stayed since the Petition Date with respect to such Debtor as a result of the Chapter 11 Filing.  As of the Effective Date, the stay has been lifted with respect to personal injury proceedings against the Debtors.  Most other legal proceedings asserted against the Debtors are enjoined pursuant to the Plan.

Item 1A.  Risk Factors

The business, results of operations and financial condition, and therefore the value of Holdings’ securities, are subject to a number of risks. In addition to the risk factors discussed below and the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2009 Annual Report and the Current Reports on Form 8-K filed with the SEC on March 19, 2010 and April 2, 2010.

RECENT CHANGES IN OUR SENIOR MANAGEMENT MAY CAUSE UNCERTAINTY IN, OR BE DISRUPTIVE TO, OUR BUSINESS.

We have recently experienced significant changes in our senior management and our board of directors.  On May 11, 2010, Alexander “Al” Weber, Jr., was named our President and Interim Chief Executive Officer, and we announced that we are retaining an executive search firm and will consider both internal and external candidates to serve as our Chief Executive Officer on a permanent basis.  Effective as of May 11, 2010, Mark Shapiro is no longer serving as our President and Chief Executive Officer, and effective as of June 10, 2010, he will no longer be with the Company.  In addition, Mark Jennings resigned as a member of our board of directors effective as of May 11, 2010.  These changes in our senior management and board of directors may be disruptive to our business and, during the transition period, there may be uncertainly among investors, employees and others concerning our future direction and performance.

WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS AND TO FUND CAPITAL EXPENDITURES AND OTHER OBLIGATIONS.  OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

Following our emergence from Chapter 11 under the Plan, we have approximately $1.0 billion of outstanding indebtedness on a pro forma basis, excluding any amounts under the Exit Revolving Loan. Our ability to make scheduled payments of principal of, or to pay the interest on our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a large extent, is subject to general economic conditions, financial, competitive, legislative, regulatory, political, business and other factors that are beyond our control.  Based on the terms of the Exit Facility Loans, which are subject to change, and current interest rates, SFEC expects that its annual cash interest expense will be approximately $77 million.

We must satisfy the following obligations with respect to the Partnership Parks:

•                  We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $62.3 million in 2010 (of which SFEC will receive approximately $26.3 million in 2010 as a result of our ownership interest in the Partnership Parks as of March 31, 2010) with similar amounts (adjusted for changes in cost of living) payable in future years.

•                  We must spend a minimum of approximately 6% of each park’s annual revenues over specified periods for capital expenditures.

•                  Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, which number accumulates to the extent units are not tendered.  The annual incremental unit purchase obligation (without taking into account accumulation from prior years) aggregates approximately $31.0 million for both parks based on current purchase prices.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  In 2010, we received “put” notices from holders of partnership units with an aggregate “put” price of approximately $5.6 million, of which the general partner of the Georgia limited partnership elected to purchase 50% of a portion of the Georgia units that were “put” for a total purchase price of approximately $0.8 million.  We did not make any borrowings under the New TW Loan to fund our “put” obligations in 2010.  In future years, we may need to incur indebtedness under the New TW Loan to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds.  The two partnerships generated approximately $24.3 million of cash in 2009 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to SFEC.  At March 31, 2010 and December 31, 2009, we had total loans, which are subordinated, outstanding of $233.0 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital and capital improvements.  The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028.

Although we are contractually committed to make approximately CAD$4.5 million of capital and other expenditures at La Ronde no later than May 1, 2011 (which we anticipate to be completed in 2010 primarily related to the addition of a new rollercoaster), the vast majority of our capital expenditures in 2010 and beyond will be made on a discretionary basis, although such expenditures are important to the parks’ ability to sustain and grow revenues.  We spent $97.9 million on capital expenditures for all of our continuing operations in the 2009 calendar year (net of property insurance recoveries) and we currently plan on spending approximately $91.0 million on capital expenditures in 2010 (net of property insurance recoveries).

Following our emergence from Chapter 11 under the Plan, our high level of debt under the Exit Facility Loans and the New TW Loan and our other obligations could have important negative consequences to us and investors in our securities.  These include the following:

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

OUR EXIT FACILITY CREDIT AGREEMENTS AND THE NEW TW LOAN AGREEMENT INCLUDE FINANCIAL AND OTHER COVENANTS THAT IMPOSE RESTRICTIONS ON OUR FINANCIAL AND BUSINESS OPERATIONS.

As part of the Plan, we entered into the Exit Facility Credit Agreements with various lenders, which Exit Facility Credit Agreements contain financial covenants that require us to maintain a minimum interest coverage ratio, a maximum senior secured leverage ratio and, with respect to the First Lien Credit Agreement, a maximum first lien leverage ratio.

In addition, our Exit Facility Credit Agreements restrict our ability to, among other things:

•                  incur additional indebtedness,

•                  incur liens,

•                  make investments,

•                  sell assets,

•                  pay dividends, repurchase stock and make other restricted payments, or

•                  engage in transactions with affiliates.

We also entered into the New TW Loan Agreement and New TW Guarantee Agreement with the New TW Lender.  The New TW Loan Agreement and New TW Guarantee Agreement contain covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement.

Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the Exit Facility Credit Agreements and the New TW Loan Agreement.  The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

If we breach any of the covenants contained in the Exit Facility Credit Agreements or the New TW Loan Agreement, the principal of and accrued interest on the debt outstanding thereunder could become immediately due and payable.  In addition, that default could constitute a cross-default under the instruments governing other indebtedness we may incur.  If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and the debt would become immediately due and payable.  If that happens, we may not be able to satisfy our debt obligations, which would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

HISTORICAL FINANCIAL INFORMATION WILL NOT BE COMPARABLE.

Following the consummation of the Plan, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements.  Our Quarterly Report for the period ended June 30, 2010 will reflect the consummation of the Plan.

OUR RESTRUCTURING WILL HAVE OTHER ACCOUNTING IMPLICATIONS.

As a result of our restructuring under Chapter 11 of the Bankruptcy Code, our financial statements will be subject to the accounting prescribed by FASB ASC Topic 852, Reorganizations.  Given that the stockholders of SFI prior to the consummation of the Plan received less than 50% of the voting shares of SFI’s common stock following our emergence from Chapter 11, we will apply “Fresh-

Start Reporting,” in which our assets, liabilities and redeemable noncontrolling interests will be recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations (“FASB ASC 805”).  Goodwill, if any, will result if the reorganization value of SFEC exceeds the net total of the fair value of its assets, liabilities and redeemable noncontrolling interests.  Adjustments to the carrying amounts could be material and could affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired.

CHANGES IN OUR CREDIT RATINGS MAY ADVERSELY AFFECT THE PRICE OF SFEC’S COMMON STOCK AND NEGATIVELY IMPACT OUR ABILITY TO REFINANCE OUR REMAINING DEBT.

Credit rating agencies continually review their ratings for the companies they follow, including us.  In May 2010, Moody’s Investors Service (“Moody’s”) updated its ratings of us and assigned a (i) corporate credit rating of “B2,”(ii) debt rating for the First Lien Credit Facility of “B1” and (iii) debt rating for the Second Lien Facility of “Caa1.” Moody’s has placed our corporate credit ratings on “stable outlook.”  Also in May 2010, Standard and Poor’s Ratings Service (“S&P” ) assigned a (i) corporate credit rating of “B,” (ii) debt rating for the Exit First Lien Credit Facility of “BB-,” and (iii) debt rating for the Second Lien Facility of “B-.”  S&P has placed our corporate credit ratings on “stable outlook.”  A further negative change in our ratings or the perception that such a change could occur may further adversely affect the market price of our securities, including the Common Stock and public debt.

HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF MOST OF SFEC’S  SUBSIDIARIES IS LIMITED.

SFEC and SFO are holding companies whose primary assets consist of shares of stock or other equity interests in its subsidiaries, and SFEC and SFO conduct substantially all of their current operations through their subsidiaries.  Almost all of their income is derived from their subsidiaries.  Accordingly, SFEC is dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations.  We had $86.7 million of cash and cash equivalents on a consolidated basis at March 31, 2010, of which $0.1 million was held at SFEC.

Other than SFEC’s interests in the Partnership Parks, all of SFEC’s current operations are conducted by subsidiaries of SFO, SFEC’s principal direct wholly-owned subsidiary.  SFEC may, in the future, transfer other assets to SFO or other entities owned by SFEC.  The Exit Facility Loans and the New TW Loan will limit the ability of SFO and its subsidiaries to pay dividends or make other distributions to SFEC.

ANTI-TAKEOVER PROVISIONS—PROVISIONS IN SFEC’S CORPORATE DOCUMENTS AND THE LAW OF THE STATE OF DELAWARE AS WELL AS CHANGE OF CONTROL PROVISIONS IN CERTAIN OF OUR DEBT AND OTHER AGREEMENTS COULD DELAY OR PREVENT A CHANGE OF CONTROL, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO STOCKHOLDERS, OR COULD HAVE A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS.

Certain provisions in SFEC’s Restated Certificate of Incorporation, the Exit Facility Credit Agreements and the New TW Loan Agreement may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

SFEC’s Restated Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by SFEC’s board of directors.  The authorization of preferred shares empowers SFEC’s board of directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.  If issued, the preferred stock could also dilute the holders of SFEC’s the Common Stock and could be used to discourage, delay or prevent a change of control of us.

Additionally, SFEC’s Restated Certificate of Incorporation contains a provision pursuant to which, for one year following the Effective Date, stockholders are prohibited from calling a special meeting of stockholders for the purpose of removing directors unless a majority of the board of directors as of the Effective Date (the “Initial Board”) calls a special meeting at which 80% of the stockholders would have to approve any such removal.  Moreover, under SFEC’s Restated Certificate of Incorporation, there shall be no election of directors for at least one year following the Effective Date unless a majority of the full Initial Board calls an earlier annual meeting.

If the Common Stock is listed on a national securities exchange or held of record by more than 2,000 holders, SFEC will be subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances.  These provisions may have the effect of delaying or preventing a change of control.  All of these factors could materially adversely affect the price of the Common Stock.

The Exit Facility Credit Agreements and the New TW Loan Agreement contain provisions pursuant to which it is an event of default under the Exit Facility Credit Agreements and the New TW Loan Agreement if any “person” becomes the beneficial owner of more than 35% of the Common Stock.  This could deter certain parties from seeking to acquire us and if any “person” were to become the beneficial owner of more than 35% of the Common Stock, we would not be able to repay such indebtedness.

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

WE MAY BE REQUIRED TO RECOGNIZE CANCELLATION OF INDEBTEDNESS INCOME AND OUR ABILITY TO UTILIZE OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED IF WE SUCCESSFULLY CONSUMMATE THE PLAN.

For U.S. federal income tax purposes, the Six Flags Group files a consolidated federal income tax return.  We estimate that as of March 31, 2010, the Six Flags Group has consolidated NOLs of approximately $2.1 billion.

Pursuant to the Plan, our aggregate outstanding indebtedness was substantially reduced.  In general, the discharge of a debt obligation for cash and property (including common stock) having a value less than the amount owed gives rise to cancellation of debt (“COD”) income.  However, exception is made for COD income arising in a bankruptcy proceeding.  Under this exception, the taxpayer does not include the COD income in its taxable income, but must instead reduce the following tax attributes, in the following order, by the amount of COD income: (i) NOLs (beginning with NOLs for the year of the COD income, then the oldest and then next-to-oldest NOLs, and so on), (ii) general business tax credits (in the order generally taken into account in computing tax liability), (iii) alternative minimum tax credits, (iv) net capital losses (beginning with capital losses for the year of the COD income, then the oldest and then next to oldest capital losses, and so on), (v) tax basis of assets (but not below the liabilities remaining after debt cancellation), (vi) passive activity losses, and (vii) foreign tax credits (in the order generally taken into account in computing tax liability).  Alternatively, a debtor may elect to first reduce the basis of its depreciable and amortizable property.  The debtor’s tax attributes are not reduced until after determination of the debtor’s tax liability for the year of the COD income.  Any COD income in excess of available tax attributes is forgiven, but may result in excess loss account recapture income.  We do not expect to have COD income that exceeds our available tax attributes.

The issuance of the Common Stock to creditors pursuant to the Plan caused an “ownership change” under section 382 of the Tax Code.  If a corporation undergoes an “ownership change,” the amount of its pre-change losses and certain other tax attributes that may be utilized to offset future taxable income will be subject to an annual “Section 382 limitation” (unless the Bankruptcy Exception, discussed below, applies).  Any NOLs that are not utilized in a given year because of the Section 382 limitation remain available for use in future years until their normal expiration date, subject to the Section 382 limitation in such future years.  The Section 382 limitation generally is equal to the value of the corporation’s equity immediately before the ownership change multiplied by the applicable “long-term tax-exempt bond rate,” which is published monthly by the Internal Revenue Service.  The value of the corporation’s equity is subject to adjustment in the case of certain corporate contractions, the existence of substantial nonbusiness assets and capital contributions.  Under one of two special rules for companies in bankruptcy proceedings, the value of the corporation’s equity for purposes of computing the Section 382 limitation is increased to reflect cancellation of debt that occurred in the bankruptcy reorganization.  Under this rule, the value of the our equity for purposes of computing our Section 382 limitation will be the lesser of the value of the Common Stock immediately after the ownership change or the value of our assets immediately before the ownership change.

The Section 382 limitation is increased by certain built-in income and gains recognized (or treated as recognized) during the five years following an ownership change (up to the total amount of built-in income and gain that existed at the time of the ownership change).  Built-in income for this purpose includes the amount by which tax depreciation and amortization expenses during the five-year period are less than they would have been if our assets had a tax basis on the date of the ownership change equal to their fair market value at such time.  Because most of our assets are theme park assets, which are depreciated on an accelerated basis over a seven-year recovery period, it is expected that our NOL limitation for the five years following the ownership change will be substantially increased by built-in income.  To the extent the Section 382 limitation exceeds taxable income in a given year, the excess is carried forward and increases the Section 382 limitation in succeeding taxable years.

An alternate bankruptcy exception applies if qualified creditors acquire 50% of the common stock in exchange for their Claims (the “Bankruptcy Exception”).  If the Bankruptcy Exception applied, our use of pre-change losses would not be subject to the Section 382 limitation.  Instead, our NOLs would be reduced by the amount of interest deducted, during the taxable year that includes the Effective Date and the three preceding taxable years, on claims exchanged for common stock.  If a second ownership change occurred during the two years following the Effective Date, our NOLs at the time of the second ownership change would be effectively eliminated.  We expect to make an election for the Bankruptcy Exception not to apply.

Alternative minimum tax (“AMT”) is owed on a corporation’s AMT income, at a 20% tax rate, to the extent AMT exceeds the corporation’s regular U.S. federal income tax in a given year.  In computing taxable income for AMT purposes, certain deductions and beneficial allowances are modified or eliminated.  One modification is a limitation on the use of NOLs for AMT purposes.  Specifically, no more than 90% of AMT income can be offset with NOLs (as recomputed for AMT purposes).  Therefore, AMT will be owed in years we have positive AMT income, even if all of our regular taxable income for the year is offset with NOLs.  As a result, our AMT income (before AMT NOLs) in those years will be taxed at a 2% effective U.S. federal income tax rate (i.e., 10% of AMT income that cannot be offset with NOLs, multiplied by 20% AMT rate).  The amount of AMT we pay will be allowed as a nonrefundable credit against regular federal income tax in future taxable year to the extent regular tax exceeds AMT in such years.

SFEC DOES NOT CURRENTLY ANTICIPATE PAYING CASH DIVIDENDS ON ITS COMMON STOCK IN THE FORESEEABLE FUTURE.

SFI did not pay a dividend on SFI’s common stock during 2009 or the three months ended March 31, 2010.  SFEC has not paid cash dividends to date on its Common Stock and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future.  The terms of the Exit Facility Loans and the New TW Loan restrict SFEC’s ability to pay cash dividends on the Common Stock and repurchase shares of the Common Stock.

THE POTENTIAL ISSUANCE BY SFEC OF ADDITIONAL SHARES OF COMMON STOCK PURSUANT TO THE DELAYED DRAW EQUITY PURCHASE MAY DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS.

At any time until June 1, 2011, SFEC, if so authorized by a majority of the members of SFEC’s board of directors, shall have the right, by delivering written notice to certain Backstop Purchasers, to require such Backstop Purchasers to purchase an aggregate of $25 million of Common Stock (the “Delayed Draw Shares”).  Any issuance of the Delayed Draw Shares will dilute the ownership interests of existing stockholders. In addition, the perceived risk associated with the possible issuance of a large number of shares of Common Stock could cause some of SFEC’s stockholders to sell their Common Stock, thus causing the trading price of the Common Stock to decline.  Any sales in the public market of shares of Common Stock could adversely affect prevailing trading prices of shares of Common Stock.  If the Common Stock price declines, it may be more difficult for SFEC to raise additional capital through future offerings of equity or equity-related securities.

SFEC’S STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE. IT WILL LIKELY BE MORE DIFFICULT FOR STOCKHOLDERS AND INVESTORS TO SELL THEIR COMMON STOCK OR TO OBTAIN ACCURATE QUOTATIONS OF THE SHARE PRICE OF SFEC’S COMMON STOCK.

Following our emergence from chapter 11, while SFEC intends to apply to have the Common Stock listed on the New York Stock Exchange, it can provide no assurance that it will be able to obtain a listing for the Common Stock on the New York Stock Exchange.

Item 3.  Defaults Upon Senior Securities

As previously announced, as a result of the Chapter 11 Filing, we were in default on substantially all of our debt and preferred equity securities and lease obligations incurred prior to June 13, 2009.  Specifically, the Chapter 11 Filing constituted an event of default under the indentures governing the 2010 Notes, the 2013 Notes, the 2014 Notes, the 2015 Notes and the 2016 Notes, and upon the Chapter 11 Filing, all of the outstanding notes under such indentures became due and payable without further action or notice.  Furthermore, all commitments, loans (with accrued interest thereon) and other amounts under our Prepetition Credit Agreement and the other Loan Documents, as defined therein (including, without limitation, all amounts under any letters of credit), became immediately due and payable as a result of the Chapter 11 Filing.  See our Current Report on Form 8-K, filed with the SEC on June 15, 2009, which is incorporated by reference herein.  All such debt securities and the Prepetition Credit Agreement were cancelled pursuant to the terms of the Plan.

As previously announced, our Board of Directors determined not to declare and pay a quarterly dividend on our outstanding PIERS for the quarters ending May 15, 2008, August 15, 2008, November 15, 2008, February 15, 2009, May 15, 2009, and August 15, 2009.  Each such PIERS represents one one-hundredth of a share of our 7-¼% Convertible Preferred Stock.  The payment of the quarterly dividend on our outstanding PIERS is currently stayed as a result of our Chapter 11 Filing.  On the redemption date on August 15, 2009, the total liquidation preference on the PIERS as a result of the failure to pay dividends would have been $306.6 million.  See Item 8.01 of our Current Report on Form 8-K, filed with the SEC on May 7, 2009, which is incorporated by reference herein.  The PIERS were cancelled pursuant to the terms of the Plan.

Item 6.  Exhibits

Exhibit 10.1*

First Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent

Exhibit 10.2*

First Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent

Exhibit 10.3*

Second Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, Goldman Sachs Lending Partners LLC, as Documentation Agent, and Goldman Sachs Lending Partners LLC, as Administrative Agent

Exhibit 10.4*

Second Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and Goldman Sachs Lending Partners LLC, as Administrative Agent

Exhibit 10.5*	Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., and TW-SF LLC

Exhibit 10.6*

Guarantee Agreement, dated as of April 30, 2010, made by Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories hereto, in favor of TW-SF LLC

Exhibit 10.7*

Amendment No. 7 to the Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc.

Exhibit 10.8*	Form of Indemnity Agreement

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

/s/ Alexander Weber, Jr.
Alexander Weber, Jr.
President and Interim Chief Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and
Chief Financial Officer

Date: May 17, 2010

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1*

First Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent

Exhibit 10.2*

First Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent

Exhibit 10.3*

Second Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, Goldman Sachs Lending Partners LLC, as Documentation Agent, and Goldman Sachs Lending Partners LLC, as Administrative Agent

Exhibit 10.4*

Second Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and Goldman Sachs Lending Partners LLC, as Administrative Agent

Exhibit 10.5*	Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., and TW-SF LLC

Exhibit 10.6*

Guarantee Agreement, dated as of April 30, 2010, made by Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories hereto, in favor of TW-SF LLC

Exhibit 10.7*

Amendment No. 7 to the Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc.

Exhibit 10.8*	Form of Indemnity Agreement

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith