Form 10-Q
period 2010-06-30
Six Flags Entertainment Corp
filed 2010-08-16
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

924 Avenue J East, Grand Prairie, TX 75050

(Address of Principal Executive Offices, Including Zip Code)

(972) 595-5000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 5, 2010, Six Flags Entertainment Corporation had 27,388,889 outstanding shares of common stock, par value $0.025 per share.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 Filing (as defined herein) on our operations, management and employees (See “Chapter 11 Reorganization” herein), (ii) customer response to the Chapter 11 Filing, (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (iv) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, or (v) our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

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

A more complete discussion of these factors and other risks applicable to our business is contained in Part II, Item 1A of this Quarterly Report on Form 10-Q (this “Quarterly Report”), Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 2010 Quarterly Report”) filed with the Securities and Exchange Commission (the “SEC”).

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

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com.  References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Quarterly Report.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.  Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn:  Secretary.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,049,000	$164,830,000
Accounts receivable	56,585,000	19,862,000
Inventories	41,106,000	21,809,000
Prepaid expenses and other current assets	47,054,000	48,646,000
Assets held for sale	681,000	—
Total current assets	267,475,000	255,147,000

Other assets:
Debt issuance costs	40,765,000	12,478,000
Restricted-use investment securities	2,626,000	2,387,000
Deposits and other assets	98,209,000	98,583,000
Total other assets	141,600,000	113,448,000

Property and equipment, at cost	1,443,259,000	2,655,636,000
Less accumulated depreciation	27,072,000	1,178,404,000
Total property and equipment	1,416,187,000	1,477,232,000

Assets held for sale	6,978,000	1,200,000
Intangible assets, net of accumulated amortization	419,677,000	10,500,000
Goodwill	582,800,000	1,050,125,000
Total assets	$2,834,717,000	$2,907,652,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	Successor	Predecessor
	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$83,090,000	$44,965,000
Accrued compensation, payroll taxes and benefits	21,159,000	17,279,000
Accrued insurance reserves	34,637,000	38,222,000
Accrued interest payable	11,428,000	64,209,000
Other accrued liabilities	63,780,000	46,388,000
Deferred income	80,327,000	19,904,000
Liabilities from discontinued operations	5,409,000	—
Current portion of long-term debt	33,642,000	439,826,000
Mandatory redeemable preferred stock (redemption value of $275,426,000 plus accrued and unpaid dividends of $31,224,000)	—	306,650,000
Total current liabilities	333,472,000	977,443,000

Long-term debt	1,009,186,000	1,966,754,000

Other long-term liabilities	37,456,000	71,094,000

Deferred income taxes	176,213,000	120,602,000

Total liabilities	1,556,327,000	3,135,893,000

Redeemable noncontrolling interests	459,430,000	355,933,000

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value	—	—
New common stock, $0.025 par value, 60,000,000 shares authorized and 27,388,889 shares issued and outstanding at June 30, 2010	685,000	—
Old common stock, $0.025 par value, 210,000,000 shares authorized and 98,325,936 shares issued and outstanding at December 31, 2009	—	2,458,000
Capital in excess of par value	805,106,000	1,506,152,000
Retained earnings (accumulated deficit)	11,026,000	(2,059,487,000)
Accumulated other comprehensive loss	(2,837,000)	(33,297,000)
Total Six Flags Entertainment Corporation stockholders’ equity (deficit)	813,980,000	(584,174,000)
Noncontrolling interests	4,980,000	—

Total stockholders’ equity (deficit)	818,960,000	(584,174,000)
Total liabilities and stockholders’ equity (deficit)	$2,834,717,000	$2,907,652,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from April 1 through April 30, 2010	Three Months Ended June 30, 2009
Theme park admissions	$132,626,000	$35,439,000	$159,953,000
Theme park food, merchandise and other	104,308,000	31,211,000	127,268,000
Sponsorship, licensing and other fees	11,309,000	2,966,000	9,560,000
Accommodations revenue	2,193,000	1,198,000	—
Total revenue	250,436,000	70,814,000	296,781,000
Operating expenses (excluding depreciation and amortization shown separately below)	89,205,000	35,891,000	122,812,000
Selling, general and administrative (including stock-based compensation of $718,000 in 2010 and $602,000 in 2009, respectively, and excluding depreciation and amortization shown separately below)	46,836,000	13,538,000	77,150,000
Costs of products sold	21,304,000	6,636,000	25,802,000
Depreciation	27,089,000	8,852,000	34,332,000
Amortization	3,011,000	75,000	234,000
Loss on disposal of assets	124,000	1,353,000	3,124,000
Interest expense (contractual interest expense was $19,445,000 for the one month ended April 30, 2010 and $41,530,000 for the three months ended June 30, 2009)	14,149,000	13,743,000	35,659,000
Interest income	(74,000)	(44,000)	(118,000)
Equity in (income) loss of partnerships	308,000	(777,000)	(460,000)
Other (income) expense, net	1,193,000	(163,000)	16,275,000
Restructure costs	16,472,000	—	—
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	30,819,000	(8,290,000)	(18,029,000)
Reorganization items, net	977,000	(787,906,000)	78,725,000
Income (loss) from continuing operations before income taxes and discontinued operations	29,842,000	779,616,000	(96,754,000)

Income tax expense (benefit)	509,000	59,707,000	(234,000)

Income (loss) from continuing operations before discontinued operations	29,333,000	719,909,000	(96,520,000)

Income (loss) from discontinued operations	(771,000)	12,532,000	(2,124,000)

Net income (loss)	28,562,000	732,441,000	(98,644,000)

Less: Net (income) loss attributable to noncontrolling interests	(17,536,000)	8,000	(17,536,000)

Net income (loss) attributable to Six Flags Entertainment Corporation	$11,026,000	$732,449,000	$(116,180,000)
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$11,026,000	$732,449,000	$(121,616,000)
Weighted average number of common shares outstanding — basic and diluted:	27,389,000	98,054,000	97,483,000

Net income (loss) per average common share outstanding — basic and diluted:
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$0.43	$7.34	$(1.23)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.03)	0.13	(0.02)
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$0.40	$7.47	$(1.25)

Amounts attributable to Six Flags Entertainment Corporation:
Income (loss) from continuing operations	$11,797,000	$719,917,000	$(114,056,000)
Income (loss) from discontinued operations	(771,000)	12,532,000	(2,124,000)
Net income (loss)	$11,026,000	$732,449,000	$ (116,180,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010	Six Months Ended June 30, 2009
Theme park admissions	$132,626,000	$59,270,000	$183,173,000
Theme park food, merchandise and other	104,308,000	52,054,000	145,988,000
Sponsorship, licensing and other fees	11,309,000	11,259,000	18,722,000
Accommodations revenue	2,193,000	5,494,000	—
Total revenue	250,436,000	128,077,000	347,883,000

Operating expenses (excluding depreciation and amortization shown separately below)	89,205,000	115,636,000	196,932,000
Selling, general and administrative (including stock-based compensation of $718,000 in the four-months ended April 30, 2010 and $1,441,000 in 2009, respectively, and excluding depreciation and amortization shown separately below)	46,836,000	47,608,000	111,843,000
Costs of products sold	21,304,000	12,132,000	30,500,000
Depreciation	27,089,000	45,373,000	68,213,000
Amortization	3,011,000	302,000	458,000
Loss on disposal of assets	124,000	1,923,000	6,178,000
Interest expense (contractual interest expense was $65,820,000 for the four months ended April 30, 2010 and $80,867,000 for the six months ended June 30, 2009)	14,149,000	74,375,000	74,996,000
Interest income	(74,000)	(241,000)	(539,000)
Equity in (income) loss of partnerships	308,000	(594,000)	(649,000)
Other (income) expense, net	1,193,000	(802,000)	17,944,000
Restructure costs	16,472,000	—	—
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	30,819,000	(167,635,000)	(157,993,000)
Reorganization items, net	977,000	(767,445,000)	78,725,000
Income (loss) from continuing operations before income taxes and discontinued operations	29,842,000	599,810,000	(236,718,000)

Income tax expense (benefit)	509,000	60,620,000	(3,164,000)

Income (loss) from continuing operations before discontinued operations	29,333,000	539,190,000	(233,554,000)

Income (loss) from discontinued operations	(771,000)	9,759,000	(5,888,000)

Net income (loss)	28,562,000	548,949,000	(239,442,000)

Less: Net income attributable to noncontrolling interests	(17,536,000)	(76,000)	(17,536,000)

Net income (loss) attributable to Six Flags Entertainment Corporation	$11,026,000	$548,873,000	$(256,978,000)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$11,026,000	$548,873,000	$(267,907,000)

Weighted average number of common shares outstanding — basic and diluted	27,389,000	98,054,000	97,477,000

Net income (loss) per average common share outstanding — basic and diluted:
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$0.43	$5.50	$(2.69)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.03)	0.10	(0.06)
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$0.40	$5.60	$(2.75)

Amounts attributable to Six Flags Entertainment Corporation:
Income (loss) from continuing operations	$11,797,000	$539,114,000	$(251,090,000)
Income (loss) from discontinued operations	(771,000)	9,759,000	(5,888,000)
Net income (loss)	$11,026,000	$548,873,000	$ (256,978,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from April 1 through April 30, 2010	Three months ended June 30, 2009
Net income (loss)	$28,562,000	$732,441,000	$(98,644,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,837,000)	547,000	8,651,000
Defined benefit retirement plan	—	1,699,000	1,380,000
Change in cash flow hedging	—	(63,000)	(646,000)
Comprehensive income (loss)	25,725,000	734,624,000	(89,259,000)

Comprehensive (income) loss attributable to noncontrolling interests	(17,536,000)	8,000	(17,536,000)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$8,189,000	$734,632,000	$(106,795,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010	Six months ended June 30, 2009
Net income (loss)	$28,562,000	$548,949,000	$(239,442,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,837,000)	5,419,000	5,511,000
Defined benefit retirement plan	—	1,902,000	3,745,000
Change in cash flow hedging	—	(559,000)	(2,234,000)
Comprehensive income (loss)	25,725,000	555,711,000	(232,420,000)

Comprehensive (income) loss attributable to noncontrolling interests	(17,536,000)	(76,000)	(17,536,000)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$8,189,000	$555,635,000	$(249,956,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities:
Net income (loss)	$28,562,000	$548,949,000	$(239,442,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities before reorganization activities:
Depreciation and amortization	30,100,000	45,675,000	68,671,000
Stock-based compensation	—	718,000	1,441,000
Interest accretion on notes payable	309,000	—	2,785,000
Reorganization items, net	977,000	(767,445,000)	78,725,000
Loss on discontinued operations	—	10,101,000	2,582,000
Amortization of debt issuance costs	1,184,000	962,000	2,567,000
Other, including loss on disposal of assets	4,565,000	1,830,000	15,101,000
Increase in accounts receivable	(15,609,000)	(26,597,000)	(25,925,000)
Increase in inventories, prepaid expenses and other current assets	(11,324,000)	(6,483,000)	(16,356,000)
(Increase) decrease in deposits and other assets	1,528,000	232,000	(1,680,000)
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	67,423,000	24,067,000	75,682,000
Increase (decrease) in accrued interest payable	11,219,000	(34,132,000)	13,856,000
Deferred income tax expense (benefit)	(1,088,000)	56,528,000	(5,867,000)

Total adjustments	89,284,000	(694,544,000)	211,582,000

Net cash provided by (used in) operating activities before reorganization activities	117,846,000	(145,595,000)	(27,860,000)

Cash flow from reorganization activities:
Cash used in reorganization activities	(20,546,000)	(62,325,000)	(10,840,000)

Total net cash provided by (used in) operating activities	97,300,000	(207,920,000)	(38,700,000)

Cash flow from investing activities:
Additions to property and equipment	(21,117,000)	(42,956,000)	(68,511,000)
Property insurance recovery	—	5,831,000	2,133,000
Capital expenditures of discontinued operations	—	(110,000)	(536,000)
Acquisition of theme park assets	—	(48,000)	—
Cash from the consolidation of HWP Development, LLC	—	462,000	—
Maturities of restricted-use investments	98,000	25,000	15,274,000
Purchase of restricted-use investments	—	(17,000)	(1,859,000)
Gross proceeds from sale of assets	5,000	12,000	387,000

Net cash used in investing activities	(21,014,000)	(36,801,000)	(53,112,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010	Six months ended June 30, 2009
Cash flow from financing activities:
Repayment of borrowings	$(1,391,000)	$(1,470,255,000)	$(4,156,000)
Proceeds from borrowings	—	1,013,050,000	73,007,000
Proceeds from issuance of common stock	—	630,500,000	—
Purchase of redeemable minority interests	(4,795,000)	—	(58,461,000)
Payment of debt issuance costs	(1,698,000)	(40,001,000)	(489,000)

Net cash provided by (used in) financing activities	(7,884,000)	133,294,000	9,901,000

Effect of exchange rate changes on cash	(863,000)	1,107,000	417,000

Increase (decrease) in cash and cash equivalents	67,539,000	(110,320,000)	(81,494,000)

Cash and cash equivalents at beginning of period	54,510,000	164,830,000	210,332,000

Cash and cash equivalents at end of period	$122,049,000	$54,510,000	$128,838,000

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010	Six months ended June 30, 2009
Supplemental cash flow information:

Cash paid for interest	$1,437,000	$106,954,000	$64,512,000

Cash paid for income taxes	$1,279,000	$4,005,000	$2,920,000

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Chapter 11 Reorganization

On June 13, 2009 (the “Petition Date”), Six Flags, Inc. (“SFI”), Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with SFI, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Filing”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019).  SFI’s subsidiaries that own interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.

On April 1, 2010, the Debtors filed with the Bankruptcy Court their Modified Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”).  On April 30, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 (“Chapter 11”) of the Bankruptcy Code (the “Confirmation Order”), dated April 29, 2010, which approved and confirmed the Plan.  The Plan and the Confirmation Order have been filed as Exhibits 2.1 and 99.1, respectively, to the Current Report on Form 8-K filed with the SEC on May 4, 2010.

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

On April 30, 2010 (the “Effective Date”), the Debtors emerged from Chapter 11 by consummating their restructuring through a series of transactions contemplated by the Plan and the Plan became effective pursuant to its terms.  On May 3, 2010, the Debtors filed a notice of the occurrence of the Effective Date with the Bankruptcy Court.  The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(g) results in financial statements that are not comparable to financial statements in periods prior to emergence.

(a)    Plan of Reorganization

General

The Plan included (i) the Exit Facilities (as defined below) of $1.140 billion; (ii) the assignment to SFI of SFO’s 12-1/4% Notes due 2016 (the “2016 Notes”) held by certain holders of Prepetition Notes (the “SFO Equity Conversion”) in an aggregate amount of $69.5 million in exchange for a number of shares of common stock of SFEC (the “Common Stock”), representing 8.625% of the equity of SFEC on the Effective Date, in full satisfaction of their claims arising under such assigned 2016 Notes; (iii) a $505.5 million rights offering (the “Offering”), which represented 62.733% of the Common Stock on the Effective Date, to the holders of certain unsecured claims (“Allowed Unsecured Claims”) specified in the Plan, that were “Accredited Investors,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Eligible Holders”); except that if the net proceeds from the Offering were less than $505.5 million, the parties who agreed to backstop the Offering (the “Backstop Purchasers”)

pursuant to the terms and conditions set forth in the commitment agreement executed by the Debtors and the Backstop Purchasers (the “Equity Commitment Agreement”), agreed to subscribe for any amount of Common Stock offered but not purchased pursuant to the Offering; (iv) an offering (the “Direct Equity Purchase”) to the Backstop Purchasers for an aggregate purchase price of $75.0 million (the “Direct Purchase Amount”) of a number of shares of Common Stock on the Effective Date, representing 12.410% of the Common Stock; and (v) an offering (the “Additional Equity Purchase”) to certain Backstop Purchasers for an aggregate purchase price of $50.0 million (the “Additional Purchase Amount”), on the same pricing terms as the Offering, a number of shares of Common Stock, representing 6.205% of the Common Stock on the Effective Date.  The Plan also contemplated the New TW Loan (as defined below) and the Delayed Draw Equity Purchase (as defined below).  In addition, as required by the Plan, on June 3, 2010 the Company paid $295,718 to holders of unsecured claims against SFI who certified to the Company that they were not accredited investors as of April 7, 2010.

Summary of Classification and Treatment of Claims and Preconfirmation Equity Interests

Pursuant to the Plan, the Preconfirmation SFTP Equity Interests (as such term is defined in the Plan) were unimpaired by the Plan, and each holder of a Preconfirmation SFTP Equity Interest was conclusively presumed to accept the Plan and was not entitled to vote to accept or reject the Plan.  On the Effective Date, Preconfirmation SFTP Equity Interests were reinstated and rendered unimpaired in accordance with the Bankruptcy Code.

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

(b)    New Indebtedness

On the Effective Date, SFEC, SFO and SFTP entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation (the “Exit First Lien Facility”).  The Exit First Lien Facility consists of an $890,000,000 senior secured credit facility comprised of a $120,000,000 revolving loan facility (none of which was outstanding as of June 30, 2010 (excluding letters of credit in the amount of $1,739,000)) (the “Exit Revolving Loan”), which may be increased to up to $150,000,000 in certain circumstances, and a $770,000,000 term loan facility (all of which was outstanding as of June 30, 2010) (the “Exit Facility First Lien Term Loan” and, together with the Exit Revolving Loan, the “Exit Facility First Lien Loans”).  Interest on the Exit First Lien Facility accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) + 4.25% in the case of the Exit Revolving Loan and LIBOR + 4.00% in the case of the Exit Facility First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan.  The principal amount of the Exit Revolving Loan is due and payable on June 30, 2015.  The First Lien Credit Agreement requires quarterly repayments of principal on the Exit Facility First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Facility First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016.

On the Effective Date, SFEC, SFO and SFTP entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Exit Facility Credit Agreements”) with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation (the “Exit Second Lien Facility” and, together with the Exit First Lien Facility, the “Exit Facilities”).  The Exit Second Lien Facility consists of a $250,000,000 senior secured term loan facility (all of which was outstanding as of June 30, 2010) (the “Exit Facility Second Lien Loan” and, together with the Exit Facility First Lien Loans, the “Exit Facility Loans”).  Interest on the Exit Facility Second Lien Loan accrues at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor.  The Second Lien Credit Agreement does not require any amortization of principal and the entire outstanding principal amount of the Exit Facility Second Lien Loan is due and payable on December 31, 2016.

Pursuant to the First Lien Guarantee and Collateral Agreement and the Second Lien Guarantee and Collateral Agreement, amounts outstanding on the Exit First Lien Facility and the Exit Second Lien Facility, respectively, are guaranteed by SFEC, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the Effective Date, such subsidiary will not be required to be a guarantor and/or pledgor of the Exit Facilities (together with SFTP, collectively, the “Exit Financing Loan Parties”).  The Exit First Lien Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties and the Exit Second Lien Facility is secured by second priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The Exit Facility Credit Agreements contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants and, with respect to the First Lien Credit Agreement, a maximum first lien leverage maintenance covenant.  In addition, the Exit Facility Credit Agreements contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The Exit Facility Credit Agreements contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

On the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the “Acquisition Parties”) entered into the Multiple Draw Term Credit Agreement (the “New TW Loan Agreement”) with TW-SF, LLC (the “New TW Lender”).  The New TW Loan Agreement provided the Acquisition Parties with a $150,000,000 multi-draw term loan facility (the “New TW Loan”).  Interest on the New TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Facility First Lien Loans (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit First Lien Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit First Lien Term Loan (or, if higher under any successor term facility) plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The New TW Loan Agreement requires prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties.  The New TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by SFEC, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of SFEC who are or in the future become guarantors under the Exit Facilities (collectively, the “New TW Guarantors”) under the terms of the Guarantee Agreement (the “New TW Guarantee Agreement”) entered into by the New TW Guarantors in favor of the New TW Lender on the Effective Date.  The New TW Loan Agreement and New TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement.  No borrowing occurred during 2010 under the New TW Loan with respect to the 2010 “put” obligations.

(c)    New Common Stock

Pursuant to the Plan, on the Effective Date, SFEC issued an aggregate of 27,388,889 shares of Common Stock at $0.025 par value.  SFEC has reserved approximately 5,000,000 shares of Common Stock for issuance pursuant to the Long-Term Incentive Plan in accordance with the Plan.  SFEC has also reserved 500,000 shares of Common Stock in the event the board of directors determines to pay up to 50% of the annual director fees payable to non-employee members of the board of directors in shares of Common Stock.

Under the Plan, 2,601,944 shares of Common Stock, which represents 9.5% of the Common Stock,  were issued to the holders of unsecured claims against SFI pursuant to Section 1145(a)(1) of the Bankruptcy Code, which exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act in certain circumstances.  On the Effective Date and pursuant to the Plan, the Company relied upon the exemption from registration pursuant to Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, to affect the following sales and issuance of Common Stock:

•      The SFO Equity Conversion resulted in certain holders of the 2016 Notes in the aggregate amount of $69.5 million exchanging such 2016 Notes for 2,362,309 shares of Common Stock, which represented 8.625% of the Common Stock on the Effective Date;

•      Eligible Holders that subscribed for Common Stock in the Offering purchased 17,181,975 shares of Common Stock, which represented 62.733% of the Common Stock on the Effective Date;

•      The Direct Equity Purchase by the Backstop Purchasers for the Direct Purchase Amount resulted in the sale and issuance of 3,399,006 shares of Common Stock, which represented 12.410% of the Common Stock on the Effective Date;

•      The Additional Equity Purchase by certain Backstop Purchasers for the Additional Purchase Amount resulted in the sale and issuance of 1,699,503 shares of Common Stock, which represented 6.205% of the Common Stock on the Effective Date; and

•      144,152 shares of Common Stock, which represented 0.526% of the Common Stock on the Effective Date, were issued to certain delayed draw equity purchasers as consideration for their commitment to purchase an additional $25.0 million of Common Stock (the “Delayed Draw Shares”) on or before June 1, 2011, following approval by a majority of the members of SFEC’s board of directors (the “Delayed Draw Equity Purchase”).

(d)    Preconfirmation Equity Interests

Upon the Effective Date, by operation of the Plan, all of SFI’s common stock, preferred stock purchase rights, preferred income equity redeemable shares (“PIERS”) and any other ownership interest in SFI, whether or not transferable, and all options, warrants or rights, contractual or otherwise (including, but not limited to, stockholders agreements, registration rights agreements, rights agreements, repurchase agreements and arrangements, or other similar instruments or documents), (collectively, the “SFI

Preconfirmation Equity Interests”) were cancelled as of the Effective Date.  Included in the SFI Preconfirmation Equity Interests were (i) SFI’s 2001 Stock Option and Incentive Plan, which was filed as Exhibit 4(dd) to SFI’s Annual Report on Form 10-K for the year ended December 31, 2002; (ii) the SFI Stock Option Plan for Directors, which was filed as Exhibit 4(ee) to SFI’s Annual Report on Form 10-K for the year ended December 31, 2002; (iii) SFI’s 2004 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006; (iv) the SFI’s 2006 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Current Report on Form 8-K, filed on May 30, 2006; (v) SFI’s 2006 Employee Stock Purchase Plan, which was filed as Exhibit 10.2 to SFI’s Current Report on Form 8-K, filed on May 30, 2006; (vi) the SFI 2007 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Current Report on Form 8-K filed on May 24, 2007; (vii) the SFI 2008 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI’s Current Report on Form 8-K, filed on May 28, 2008; and (viii) all outstanding awards and grants thereunder.  Former stockholders of SFI and holders of other SFI Preconfirmation Equity Interests received no distributions or other consideration under the Plan.

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

(f)    Prepetition Credit Agreement

On the Effective Date, pursuant to the Plan and the Confirmation Order, the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the “Prepetition Credit Agreement”), among SFI, SFO, SFTP (as the primary borrower), certain of SFTP’s foreign subsidiaries party thereto, the lenders thereto, the agent banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), was cancelled (except that the Prepetition Credit Agreement continued in effect solely for the purposes of allowing creditors under the Prepetition Credit Agreement to receive distributions under the Plan and allowing the Administrative Agent to exercise certain rights).

(g)    Fresh Start Accounting and Effects of the Plan

As required by generally accepted accounting principles in the United States (“GAAP”), effective as of May 1, 2010, we adopted fresh start accounting following the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“FASB ASC 852”).  Fresh start accounting results in a new basis of accounting and reflects the allocation of the Company’s estimated fair value to its underlying assets and liabilities.  The Company’s estimates of fair value are inherently subject to significant uncertainties and contingencies beyond the Company’s reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.  In addition, the cancellation of debt income amount and the allocation of the attribute reduction is an estimate and will not be finalized until the end of the 2010 tax year.  Any change resulting from this could impact deferred taxes and goodwill.

Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes, which for the Company is April 30, 2010, the date that the Debtors emerged from Chapter 11.  The Plan required the contribution of equity from the creditors representing the unsecured senior noteholders of SFI, of which $555.5 million was raised at a price of $29.42 per share.  SFEC also issued stock at $29.42 per share to pay $146.1 million of SFO and SFI claims.  The Company’s reorganization value reflects the fair value of the new equity and the new debt, the conditions of which were determined after extensive arms-length negotiations between the Debtors’ creditors, which included the input of several independent valuation experts representing different creditor interests, who used discounted cash flow, comparable company and precedent transaction analyses.

The analysis supporting the final reorganization value was based upon expected future cash flows of the business after emergence from Chapter 11, discounted at a rate of 11.5% and assuming a perpetuity growth rate of 3.0%.  The reorganization value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan.  The estimates and assumptions made in the valuation are inherently subject to significant uncertainties.  The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding revenue growth, operating expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

The four-column consolidated statement of financial position as of April 30, 2010 reflects the implementation of the Plan.  Reorganization adjustments have been recorded within the condensed consolidated balance sheets as of April 30, 2010 to reflect effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh start reporting in accordance with FASB ASC 852.  The reorganization value of the Company of approximately $2.3 billion was based on the equity value of equity raised plus new indebtedness and fair value of Partnership Parks “put” obligations as follows (in thousands):

Equity value based on equity raised (1)	$805,791
Add: Redeemable noncontrolling interests (2)	446,449
Add: Exit First Lien Facility	770,000
Add: Exit Second Lien Facility	250,000
Add: Other debt (3)	35,360
Add: Noncontrolling interests	5,219
Less: Net discounts on Exit Facilities	(11,450)
Total emergence enterprise value	$2,301,369

(1) Equity balance is calculated based on 27,388,889 shares of Common Stock at the price of $29.42 per share pursuant to the Plan.

(2) Redeemable noncontrolling interests are stated at fair value determined using the discounted cash flow methodology.  The valuation was performed based on multiple scenarios with a certain number of “put” obligations assumed to be put each year.  The analysis used a 9.8% rate of return adjusted for annual inflation for the annual guaranteed minimum distributions to the holders of the “put” rights and a discount rate of 7%.

(3) Other debt includes a $33.0 million refinance loan (the “Refinance Loan”) with Deutsche Bank Mortgage Capital, L.L.C. for HWP Development, LLC (“HWP”), related to a hotel and indoor waterpark venture in Lake George, New York, in which we own an approximate 41% interest, $32.2 million of which was outstanding as of April 30, 2010, as well as capitalized leases of approximately $2.1 million and short-term bank borrowings of $1.0 million.

Under fresh start accounting, the total Company value is adjusted to reorganization value and is allocated to our assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations in FASB ASC Topic 805, Business Combination (“FASB ASC 805”).  The excess of reorganization value over the fair value of tangible and identifiable intangible assets and liabilities is recorded as goodwill.  Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates.  Deferred taxes were determined in conformity with applicable income tax accounting standards.  Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

The valuations required to determine the fair value of the Company’s assets as presented below represent the results of valuation procedures performed by independent valuation specialists.  The estimates of fair values of assets and liabilities have been reflected in the consolidated balance sheet of the Company as of the Effective Date (“Successor Company”) as of April 30, 2010.

The adjustments below are to our April 30, 2010 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Effective Date.

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	April 30, 2010
	SFI	Reorganization Adjustments (1)	Fresh Start Adjustments (2)	SFEC
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,836,000	$(21,326,000)	$—	$54,510,000
Accounts receivable	36,288,000	—	4,876,000	41,164,000
Inventories	37,811,000	—	(193,000)	37,618,000
Prepaid expenses and other current assets	49,671,000	(9,750,000)	(456,000)	39,465,000
Assets held for sale	681,000	—	—	681,000
Total current assets	200,287,000	(31,076,000)	4,227,000	173,438,000

Other assets:
Debt issuance costs	11,817,000	28,184,000	—	40,001,000
Restricted-use investment securities	2,753,000	—	—	2,753,000
Deposits and other assets	97,677,000	—	2,063,000	99,740,000
Total other assets	112,247,000	28,184,000	2,063,000	142,494,000

Property and equipment, at cost, net	1,507,677,000	—	(78,304,000)	1,429,373,000

Assets held for sale	6,978,000	—	—	6,978,000
Intangible assets, net of accumulated amortization (4)	10,164,000	—	412,591,000	422,755,000
Goodwill (3)	1,051,089,000	—	(468,289,000)	582,800,000
Total assets	$2,888,442,000	$(2,892,000)	$(127,712,000)	$2,757,838,000

	April 30, 2010
	SFI	Reorganization Adjustments (1)	Fresh Start Adjustments (2)	SFEC
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$92,198,000	$(20,272,000)	$—	$71,926,000
Accrued compensation, payroll taxes and benefits	15,019,000	1,442,000	—	16,461,000
Accrued insurance reserves	16,492,000	19,074,000	(5,118,000)	30,448,000
Accrued interest payable	26,839,000	(26,630,000)	—	209,000
Other accrued liabilities	52,753,000	2,883,000	1,438,000	57,074,000
Deferred income	61,033,000	—	(1,324,000)	59,709,000
Liabilities from discontinued operations	5,409,000	—	—	5,409,000
Current portion of long-term debt	352,623,000	(317,946,000)	—	34,677,000

Total current liabilities not subject to compromise	622,366,000	(341,449,000)	(5,004)	275,913,000

Long-term debt	818,808,000	190,425,000	—	1,009,233,000

Other long-term liabilities	46,868,000	—	(9,383,000)	37,485,000

Deferred income taxes	118,821,000	—	58,927,000	177,748,000
Total liabilities not subject to compromise	1,606,863,000	(151,024,000)	44,540,000	1,500,379,000

Liabilities subject to compromise	1,745,175,000	(1,745,175,000)	—	—

Total liabilities	3,352,038,000	(1,896,199,000)	44,540,000	1,500,379,000

Redeemable noncontrolling interests	355,933,000	—	90,516,000	446,449,000

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value	—	—	—	—

New common stock, $0.025 par value, 60,000,000 shares authorized and 27,388,889 shares issued and outstanding at June 30, 2010	—	685,000	—	685,000
Old common stock, $0.025 par value, 210,000,000 shares authorized and 98,325,936 shares issued and outstanding at April 30, 2010 and December 31, 2009	2,458,000	(2,458,000)	—	—
Capital in excess of par value	1,508,155,000	(703,049,000)	—	805,106,000
Accumulated deficit	(2,308,699,000)	2,598,129,000	(289,430,000)	—
Accumulated other comprehensive loss	(26,535,000)	—	26,535,000	—
Total Six Flags Entertainment Corporation stockholders’ equity (deficit)	(824,621,000)	1,893,307,000	(262,895,000)	805,791,000
Noncontrolling interests	5,092,000	—	127,000	5,219,000

Total stockholders’ equity (deficit)	(819,529,000)	1,893,307,000	(262,768,000)	811,010,000
Total liabilities and stockholders’ equity (deficit)	$2,888,442,000	$(2,892,000)	$(127,712,000)	$2,757,838,000

(1)          Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the incurrence of new indebtedness under the Exit Facilities and repayment of the Prepetition Credit Agreement and Prepetition Notes, distributions of cash and Common Stock and the cancellation of SFI common stock.

The Plan’s impact resulted in a net decrease of $21,326,000 on cash and cash equivalents.  The significant sources and uses of cash were as follows:

Sources:
Net amount borrowed under the Exit Facility First Lien Term Loan	$762,300,000
Net amount borrowed under the Exit Facility Second Lien Loan	246,250,000
Proceeds from the Equity Offering	630,500,000
Total sources	$1,639,050,000

Uses:
Repayment of amounts owed under the term loan portion of the Prepetition Credit Facility — long term portion	$818,125,000
Repayment of amounts owed under the 2016 Notes	330,500,000
Repayment of amounts owed under the revolving portion of the Prepetition Credit Agreement	270,269,000
Repayment of amounts owed under the Prepetition TW Promissory Note	30,677,000
Repayment of amounts owed under the prepetition interest rate hedging derivatives	19,992,000
Repayment of amounts owed under the term loan portion of the Prepetition Credit Agreement — current portion	17,000,000
Payment of debt issuance costs on exit financings	29,700,000
Payment of accrued interest	96,950,000
Payment of professional fees and other accrued liabilities	47,163,000
Total uses	1,660,376,000

Net cash uses	$(21,326,000)

The gain on the cancellation of liabilities subject to compromise, before income taxes, was calculated as follows:
Extinguishment of SFI senior notes (2010 Notes, 2013 Notes, 2014 Notes and the 2015 Notes)	$868,305,000
Extinguishment of the PIERS	306,650,000
Write-off of the accrued interest on the SFI Notes	29,868,000
Write-off debt issuance costs on the Prepetition Credit Facility and the Prepetition TW Promissory Note	(11,516,000)
Issuance of SFEC common stock	(105,791,000)
Gain on the cancellation of liabilities subject to compromise, before income taxes	$1,087,516,000

(2)             Reflects the adjustments to assets and liabilities to estimated fair value, or other measurements specified by FASB ASC 805, in conjunction with the adoption of fresh start reporting. Significant adjustments are summarized as follows:

•                  Property and equipment, at cost — an adjustment of approximately $78.3 million was recorded to adjust the net book value of property, plant and equipment to fair value based on the new replacement cost less depreciation valuation methodology.  Key assumptions used in the valuation of the Company’s property, plant and equipment were based on a combination of the cost or market approach adjusted for economic obsolescence where appropriate.  The land value was obtained using a sales comparison approach.

•                  General liability and workers compensation — an adjustment of approximately $5.1 million was recorded to adjust the value of the general liability and workers compensation accruals for future receipts from deposits and payments for claims discounted at the weighted average debt rate upon emergence from Chapter 11 of 7%.

•                  Pension — this adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of March 31, 2010 and the Effective Date. For additional information on the Company’s pension, see Note 10, Pension Benefits.

•                  Deferred revenue — an adjustment of approximately $1.3 million was recorded to adjust the book value of deferred revenue attributable to season pass and other advance ticket sales to the fair value using appropriate profit margins and cost of service associated with related guest visitation.

•                  Deposits and other assets — note receivable — an adjustment of approximately $7.4 million was recorded to the book value of a note receivable to its $8.4 million estimated fair value, which was determined based on the discounted cash flow method over the life of the note.

•                  Deposits and other assets — investment in nonconsolidated joint venture — this account was adjusted to its estimated fair values based on customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

•                  Redeemable noncontrolling interests — These are stated at fair value determined using the discounted cash flow methodology.  The valuation was performed based on multiple scenarios with a certain number of “puts” assumed to be put each year.  The analysis used a 9.8% rate of return adjusted for annual inflation for the annual guaranteed minimum distributions to the holders of the put rights and a discount rate of 7%.

The Predecessor Company recognized a loss of $230,503,000, before income taxes, related to the fresh start accounting adjustments as follows:

Loss on fresh start accounting adjustments
Establishment of SFEC’s goodwill	$582,800,000
Elimination of SFI’s goodwill	(1,051,089,000)
Establishment of SFEC’s intangible assets	421,510,000
Elimination of SFI’s intangible assets	(8,919,000)
Notes receivable fair value adjustment	7,389,000
Dick Clark Productions fair value adjustment	7,400,000
Deposit fair value adjustment	(12,726,000)
Property and equipment fair value adjustment	(78,304,000)
Deferred income fair value adjustment	1,324,000
Accrued insurance reserves fair value adjustment	5,118,000
Redeemable noncontrolling interests fair value adjustment	(90,516,000)
Other fair value adjustments, net	(14,490,000)
$(230,503,000)

(3)   Fresh start accounting eliminated the balance of goodwill and other unamortized intangible assets of the Company prior to the Effective Date (“Predecessor Company”) and records Successor Company intangible assets, including reorganization value in excess of amounts allocated to identified tangible and intangible assets, also referred to as Successor Company goodwill.  The Successor Company’s April 30, 2010 consolidated balance sheet reflects the allocation of the business enterprise value to assets and liabilities immediately following emergence as follows:

Enterprise value	$2,301,369,000
Add: Fair value of non-interest bearing liabilities (non-debt liabilities)	456,469,000
Less: Fair value of tangible assets	(1,752,283,000)
Less: Fair value of identified intangible assets	(422,755,000)
Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (Successor Company goodwill)	$582,800,000

(4) The following represent the methodologies and significant assumptions used in determining the fair value of the significant intangible assets, other than goodwill:

Certain long-lived intangible assets which include trade names, trademarks and licensing agreements were valued using a relief from royalty methodology.  Group-sales customer relationships were valued using a multi-period excess earnings method.  Sponsorship agreements were valued using the lost profits method. Certain intangible assets are subject to sensitive business factors of which only a portion are within control of the Company’s management.  A summary of the key inputs used in the valuation of these assets are as follows:

•      The Company valued trade names, trademarks and its third party licensing rights using the income approach, specifically the relief from royalty method.  Under this method, the asset values were determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned or the third-party rights not currently licensed.  Royalty rates were selected based on consideration of several factors, including industry practices, the existence of licensing agreements, and the importance of the trademark, trade name and licensed rights and profit levels, among other considerations. The royalty rate of 4% of expected adjusted net sales related to the respective trade names and trademarks was used in the determination of their fair values, and a rate of 1.5% was used for the third party license agreement. The expected net sales were adjusted for certain international revenues, retail, licensing and management fees, as well as certain direct costs related to the licensing agreement.  The Company anticipates using the majority of the trade names and trademarks for an indefinite period, while the license agreement intangible asset will be amortized through 2020.  Income taxes were estimated at a rate of 39.5% and amounts were discounted using a 12% discount rate for trade names and trademarks and 15% for the third party license agreement.  Trade name and trademarks were valued at approximately $344 million and the third party license agreement at approximately $24 million.

•      Sponsorship agreements were valued using the lost profits method, also referred to as the “with or without” method.  Under this method, the fair value of the sponsorship agreements was estimated by assessing the loss of economic profits under a hypothetical condition where such agreements would not be in place and would need to be recreated.  The projected revenues, expenses and cash flows were calculated under each scenario and the difference in the annual cash flows was then discounted to the present value to derive at an indication of the value of the sponsorship agreements.  Income taxes were estimated at a rate of 39.5% and amounts were discounted using a 12% discount rate, resulting in approximately $43 million of value allocated to sponsorship agreements.

•      The Company valued group sales customer relationships using the income approach, specifically the multi-period excess earnings method.  In determining the fair value of the group-sales customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges.  The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value.  Only expected sales from current group sales customers were used which was calculated based on a two year life.  The Company assumed a retention rate of 50% which was supported by historical retention rates.  Income taxes were estimated at a rate 39.5% and amounts were discounted using a 12% discount rate. The group-sales customer relationships were valued at approximately $7 million under this approach.

(h)  Impact on Net Operating Loss Carryforwards (“NOLs”)

Holdings is the common parent of an affiliated group of corporations (the “Six Flags Group”) that join in filing a consolidated federal income tax return.  We estimate that as of June 30, 2010, the Six Flags Group has consolidated federal income tax NOLs of approximately $1.3 billion.

Pursuant to the Plan, Holdings’ aggregate debt was substantially reduced.  In general, the discharge of debt for cash and property (including stock) having a value less than the amount owed is taxable as cancellation of debt income (“CODI”).  However, an exception is made for CODI arising in a bankruptcy proceeding.  Under this exception, Holdings’ CODI is not taxable income.  Instead, the Internal Revenue Code of 1986, as amended (“IRC”), requires that, after determining our 2010 federal income tax, Holdings reduce its remaining NOLs (first 2010 NOLs, then its oldest and then next-to-oldest NOLs, and so on) and then certain other tax benefits by the amount of CODI.  Because Holdings’ CODI exceeded its NOLs and other relevant tax benefits, the remaining CODI reduces SFO’s NOLs (in the same order), and then basis in SFI’s assets.

The issuance of Common Stock to creditors pursuant to the Plan caused an “ownership change”

under section 382 of the IRC.  As a result, the NOLs we had on the Effective Date of the Plan became subject to an annual “Section 382 limitation” on the amount of such NOLs that could be used each year after the ownership change.  NOLs not utilized in a given year because of this limitation are carried forward until their normal expiration date, subject to the Section 382 limitation in the carryforward years.  If the limitation exceeds taxable income in a given year, the excess limitation is carried forward and increases the limitation in succeeding years.  Under a special rule for ownership changes pursuant to a bankruptcy proceeding, our Section 382 limitation is equal to the lesser of the value of our common stock immediately after the Effective Date or the value of our assets immediately before the Effective Date, multiplied by 4.03%, which is the rate published by the Internal Revenue Service for ownership changes in April 2010.

Our Section 382 limitation will be increased by built-in income and gain recognized (or treated as recognized) during the five years following the Effective Date (up to our total built-in income and gain on the Effective Date).  Built-in income, for this purpose, includes the amount that our tax depreciation and amortization expense during a 5-year period is less than it would have been if our assets had a tax basis on the Effective Date equal to their value.  Because most of our assets are theme park assets, depreciated on an accelerated basis over a 7-year period, our NOL limitation during this 5-year period will be substantially increased by built-in income.

Alternative minimum tax (“AMT”), at a 20% rate, is owed on AMT income to the extent AMT exceeds regular federal income tax in a given year.  For AMT purposes, no more than 90% of AMT income can be offset with NOLs (as recomputed for AMT purposes).  Therefore, AMT will be owed in years that we have positive AMT income, even if our regular taxable income is fully offset with NOLs.  As a result, AMT income (before NOLs) will be taxed at a 2% effective U.S. federal income tax rate (i.e., 10% of AMT income that cannot be offset with NOLs, multiplied by 20% AMT rate).  The AMT that we pay is allowed as a nonrefundable credit against regular federal income tax in future years to the extent regular tax (before AMT credits) exceeds AMT in such years.

2.             General — Basis of Presentation

We own and operate regional theme, water and zoological parks.  Of the 19 parks we own or operate, 17 are located in the United States.  Of the other two parks, one is located in Mexico City, Mexico and the other is located in Montreal, Canada.  During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005.  During the third quarter of 2009, the Company and the City of New Orleans mutually agreed to terminate the Company’s lease with the City of New Orleans and to settle the related litigation, pursuant to which the Company agreed, among other things, to pay $3 million and to transfer title to the Company’s property and equipment at the site to the City of New Orleans, including land owned by the Company adjacent to the leased site.  We recorded appropriate provisions for impairment and liabilities related to discontinuing the operations at the New Orleans park.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations.  See Notes 3 and 7.

In February 2010, in connection with the Chapter 11 Filing, the Company decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  The condensed consolidated financial statements as of and for all periods presented, reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.

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

Results of operations for the six-month period ended June 30, 2010 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

We evaluated subsequent events through the date the financial statements were issued.  No reportable subsequent events were identified as a result of our evaluation.

a.     Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.   We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  Furthermore, as a result of adopting FASB ASC Topic 810, Consolidation (“FASB ASC 810”) on January 1, 2010, we consolidated HWP as a subsidiary in our condensed consolidated financial statements beginning with the first quarter of 2010.  The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying June 30, 2010 condensed consolidated balance sheet as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See further discussion in Note 2(k) and Note 8.

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

In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  During the second quarter of 2009, we wrote off costs that were associated with unsecured debt that is included in liabilities subject to compromise at April 30, 2010.  Premiums and discounts as well as debt issuance cost on debt that is not subject to compromise, such as fully secured claims, were not adjusted.

Because the former stockholders of SFI owned less than 50% of the voting shares after Holdings emerged from bankruptcy, we applied fresh start reporting, in which our assets and liabilities will be recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC 805.  The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill.  See Note 1(g) for discussion of application of fresh start accounting and effects of the Plan.  The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(g) results in financial statements that are not comparable to financial statements in periods prior to emergence.

c.     Reorganization Items

FASB ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of liabilities subject to compromise, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of reorganizing the Debtors under the Bankruptcy Code.  The Debtors’ reorganization items consist of the following (in thousands):

	Successor	Predecessor
	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010	Six months ended June 30, 2009

Write-off of unamortized debt issuance costs, premiums and discounts associated with unsecured debt subject to compromise	—	—	67,581
Gain on settlement of liabilities subject to compromise	—	(1,087,516)	—
Fresh start reporting adjustments	—	230,503	—
Costs and expenses directly related to the reorganization	977	89,568	11,144
Total reorganization items	$977	(767,445)	78,725

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, constituting professional fees and finance fees, as of June 30, 2010 totaled $82,871,000.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to unsecured obligations that were accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of liabilities arising before the date of filing of the plan of reorganization are stayed.  FASB ASC 852 requires liabilities that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount of claims expected to be allowed on known or potential claims to be resolved through the bankruptcy process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company did not include the Prepetition Credit Agreement obligations, and swap obligations secured ratably therewith, as liabilities subject to compromise as these secured liabilities were fully recovered by the lenders under the Prepetition Credit Agreement.  The Bankruptcy Court granted final approval of the Debtors’ “first day” motions covering, among other things, human resource obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, post-petition utilities, case management and retention of professionals.  Obligations associated with these matters were not classified as liabilities subject to compromise.

The Debtors were permitted to reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise.  Holders of such prepetition claims were required to file proofs of claims by a bar date set by the Bankruptcy Court.  A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Filing.  The Debtors notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors were investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.

Liabilities subject to compromise for the Predecessor Company consist of the following (in thousands):

December 31, 2009

Accounts payable and other accrued expenses	$66,392
Accrued interest payable	49,877
Unsecured debt	988,305
Unsecured convertible notes	280,000
PIERS	306,650
Total liabilities subject to compromise	$1,691,224

In accordance with the guidance provided in FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC 852, during the third quarter of 2009 we reclassified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million from mezzanine equity to liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  On the Effective Date, by operation of the Plan, the PIERS were cancelled.

On the Effective Date, the Plan required that all liabilities subject to compromise, except those relating to unsecured debt and the PIERS, be retained by SFEC. Therefore, at April 30, 2010 we reclassified $170,220 of liabilities, including $70,031 of accounts payable and other accrued liabilities, and $100,189 of accrued interest payable from liabilities subject to compromise to current or long-term liabilities of SFEC, as appropriate.  All liabilities subject to compromise were discharged at April 30, 2010 or were retained by us under the terms of the Plan.

d.     Note Receivable

We originally recorded the $37.0 million note that we received pursuant to the sale of seven parks in April 2007 at an estimated fair value of $11.4 million, reflecting the risk of collectability due to the note’s subordination to other obligations.  Since it was recorded, we have received $10.4 million, which was applied against the recorded principal amount.  As a result of adopting fresh start accounting, the note receivable was revalued using discounted cash flow methodology over the remaining life of the note resulting in an $8.4 million estimated fair value (see Note 1(g)).  We will not recognize interest income from the note until the entire carrying amount has been recovered, in accordance with the guidance of FASB ASC Topic 310, Receivables.  As of June 30, 2010, we have collected payments in the amount of $0.7 million leaving the note receivable balance at $7.7 million.

e.     Income Taxes

Income taxes are accounted for under the asset and liability method.

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of June 30, 2010, we have a liability of approximately $1.2 million accrued for interest and penalties.

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

With our adoption of fresh start accounting upon emergence, assets have been revalued based on the fair values of long-lived assets.

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

During the fourth quarter of 2008, we discontinued hedge accounting treatment for the interest rate swaps, as they no longer met the probability test as detailed in FASB ASC 815.  On the Effective Date, all liabilities under the derivative instruments were settled.  See Note 4.

h.     Income Per Common Share

Basic income per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period.

As discussed in Note 1, all SFI common stock was cancelled as a result of the Company’s emergence from Chapter 11 on the Effective Date.  SFEC’s Common Stock began trading on the New York Stock Exchange on June 21, 2010.  As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common stock, or to potential investors in such common stock.

i.      Reclassifications

Reclassifications have been made to certain amounts reported in 2009 to conform to the 2010 presentation.

j.      Stock Benefit Plans

Successor

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, SFEC may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, “Awards”) to select employees, officers, directors and consultants of SFEC and its affiliates (collectively, “Eligible Persons”).  The Long-Term Incentive Plan provides that no more than 4,833,333 shares of Common Stock may be issued pursuant to Awards under the Long-Term Incentive Plan as of the Effective Date, and if and to the extent the Delayed Draw Equity Purchase is consummated, up to 149,956 additional shares of Common Stock will be available for issuance under the Long-Term Incentive Plan.  At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.  As of June 30, 2010, no Awards were issued under the Long-Term Incentive Plan.

Predecessor

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

During the six months ended June 30, 2010 and 2009, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $2,004,000 ($1,286,000 of which was recorded in reorganization items as the grants were canceled as a result of the Plan) and $1,441,000, respectively.

Under the Preconfirmation Stock Incentive Plans, our officers and non-employee directors were awarded stock options, restricted stock and other stock-based awards.  As of June 30, 2009, options to purchase 6,580,000 shares of SFI’s common stock and approximately 1,769,000 shares of restricted stock were outstanding under the Preconfirmation Stock Incentive Plans and approximately 3,763,000 shares were available for future grant.  No awards were granted in the first four months of 2010.

Predecessor - Stock Options

Options granted under the Preconfirmation Stock Incentive Plans could have been designated as either incentive stock options or non-qualified stock options.  Options were generally granted with an exercise price equal to the market value of SFI’s common stock at the date of grant.  These option awards generally vested 20% per annum, commencing with the date of grant, and had a contractual term of either 7, 8 or 10 years.  In addition, Mark Shapiro, our former President and Chief Executive Officer was granted 475,000 options during the first quarter of 2006 that became exercisable only if certain market prices of SFI’s common stock were maintained for consecutive 90-day periods.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

The weighted-average assumptions used for options granted in the six months ended June 30, 2009 are as follows:

	June 30, 2009
	Employees	Directors
Risk-free interest rate	1.79%	—
Expected life (in years)	5.68	—
Expected volatility	68.47%	—
Expected dividend yield	—	—

A summary of the status of our option awards as of April 30, 2010 and changes during the four months then ended is presented below:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	6,490,000	6.23
Granted	—	—
Exercised	—	—
Canceled or exchanged	(6,480,000)	6.24
Forfeited	(10,000)	2.17
Expired	—	—
Balance at April 30, 2010	—	—	—	—
Vested and expected to vest at April 30, 2010	—	—	—	—
Options exercisable at April 30, 2010	—	—	—	—

There were no options granted in the four months ended April 30, 2010.  The weighted average grant date fair value of our option awards granted during the six months ended 2009 was $0.33.  The total intrinsic value of options exercised for both periods was $0.  The total fair value of options that vested during the four months ended April 30, 2010 was $3.0 million.   The total fair value of options that vested during the first six months of 2009 was $3.2 million.

On the Effective Date, all stock-based compensation arrangements and awards were cancelled.  Immediately upon cancellation, we recorded $668,000 in unrecognized compensation costs associated with the cancelled option awards as a reorganization item.

Predecessor - Restricted Stock

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

No restricted shares were issued in the four months ended April 30, 2010.  We issued 50,000 shares of restricted stock during the six months ended June 30, 2009 to our Chief Financial Officer pursuant to the terms of his employment agreement.

We issued 2,505,518 shares of restricted stock during the year ended December 31, 2008 as settlement for 2007 accrued bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007.  Of the 2,505,518 shares issued (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match, vested on September 10, 2008, (iv) 19,013 shares were forfeited upon the termination of several employees throughout 2008, (v) 21,082 shares were forfeited upon the termination of several employees in 2009, (vi) 1,755 shares were forfeited upon the termination of several employees in 2010, and (vii) 270,241 shares would have vested in 2011 if certain performance based financial goals of the Company had been met.

A summary of the status of our restricted stock awards as of April 30, 2010 and changes during the four months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2010	1,746,997	4.88
Granted	—	—
Vested	(504,996)	5.90
Forfeited	(1,755)	1.84
Cancelled	(1,240,246)	4.46
Non-vested balance at April 30, 2010	—	—

There was no restricted stock granted in the first four months of 2010.  The weighted average grant date fair value per share of restricted stock awards granted during the six months ended June 30, 2009 was $0.33.

The total grant date fair value of the restricted stock awards granted during the six months ended June 30, 2009 was $0.02 million.  The total fair value of restricted stock awards that vested during the four months ended April 30, 2010 was $3.0 million.   The total fair value of restricted stock awards that vested during the first six months ended 2009 was $0.03 million.

On the Effective Date, all restricted stock awards were cancelled.  Immediately upon cancellation, we recorded $618,000 of unrecognized compensation costs associated with the cancelled awards in reorganization expense.

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

In August of 2009, the FASB issued ASC Update No. 2009-05, Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”).  ASC Update No. 2009-05 provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) for the fair value measurement of liabilities.  The updated guidance states that when the quoted price in an active market for the identical liability is not available, a reporting entity can measure fair value of the liability using quoted prices of the identical or similar liability when traded as an asset.   Such valuation method will result in Level 1 fair value measurement.  The updated guidance also provides for other valuation techniques that are consistent with the principles of FASB ASC Topic 820.  A further clarification is provided for the fair value estimate of the liability, stating that such estimate does not have to be adjusted for the existing restrictions that prevent the transfer of the liability.  ASC Update No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  We adopted ASC Update No. 2009-05 for the interim period ending March 31, 2010.  The adoption did not impact our existing approach used in determining fair-value measurement.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified into FASB ASC 810.  FASB ASC 810 changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who, if anyone, has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  FASB ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We adopted the new guidance at January 1, 2010.  As a result of adopting FASB ASC 810, we consolidated HWP as of January 1, 2010, as we satisfy the qualifications of being a primary beneficiary of this entity.  As a result of consolidating HWP, our total assets, total liabilities and noncontrolling interest on January 1, 2010 increased by approximately $38.8 million, $33.8 million and $5.0 million, respectively.  As of June 30, 2010, the equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interest.  The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statements of operations for periods ended June 30, 2010.  The adoption of FASB ASC 810 did not change the accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate.  See Note 8.

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

Our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our Louisville and New Orleans parks as discontinued operations.  The discontinued operations, excluding contingent liabilities discussed in Note 7, have been presented on June 30, 2010 and December 31, 2009 consolidated balance sheets as follows (in thousands):

	Successor	Predecessor
	June 30, 2010	December 31, 2009
Current assets	$681,000	$—
Property, plant and equipment, net	6,978,000	1,200,000
Total assets held for sale	$7,659,000	$1,200,000

Current liabilities	$5,409,000	$—
Total liabilities from discontinued operations	$5,409,000	$—

The net gain (loss) from discontinued operations was classified on the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009 as “discontinued operations”.  Summarized results of discontinued operations are as follows (in thousands):

	Successor	Predecessor
	Two months ended June 30, 2010	One month ended April 30, 2010	Three months ended June 30, 2009

Operating revenue	$—	$—	$5,296
Loss from discontinued operations before income taxes	(494)	(176)	(1,176)
Decrease (increase) in contingent liabilities from sale indemnities	(277)	10,624	(948)
Gain on assets held for sale	—	2,084	—
Net results of discontinued operations	$(771)	$12,532	$(2,124)

	Successor	Predecessor
	Two months ended June 30, 2010	Four months ended April 30, 2010	Six months ended June 30, 2009

Operating revenue	$—	$127	$6,094
Loss from discontinued operations before income taxes	(494)	(2,633)	(3,924)
Decrease (increase) in contingent liabilities from sale indemnities	(277)	10,308	(1,964)
Gain on assets held for sale	—	2,084	—
Net results of discontinued operations	$(771)	$9,759	$(5,888)

Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

4.                                    Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600,000,000 of the term loan component of the Prepetition Credit Agreement (see Note 6), into a fixed rate obligation.  The terms of the agreements, each of which had a notional amount of $300,000,000, began in February 2008 and expired in February 2011.  Our term loan borrowings bore interest based upon LIBOR plus a fixed margin.  Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%).  On June 16, 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

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

Upon notification by the counterparties on June 16, 2009 that the interest rate swaps were terminating, the counterparties to the interest rate swap agreements provided four independent quotations for replacement transactions that were used to determine the derivative liability at termination.  These quoted prices were for specific transactions and are considered Level 1 fair value measurements.

The fair value of our obligation under the interest rate swaps was approximately $19,992,000 at April 30, 2010 and December 31, 2009 and is recorded in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets and is considered a Level 1 fair value measurement.   The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first four months of 2010:

Predecessor Gain
Beginning balance at January 1, 2010	$1,270,000
Reclassification to other (income) expense	(559,000)
Ending balance at April 30, 2010	$711,000

On the Effective Date, we settled all obligations under the interest rate swaps.  As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as part of reorganization items.

5.            Fair Value of Financial Instruments

The following table and accompanying information present the estimated fair values of our financial instruments at June 30, 2010 and December 31, 2009 and classification of such instruments in accordance with FASB ASC 820.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Successor		Predecessor
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,626,000	2,626,000	$2,387,000	2,387,000
Long-term debt (excluding PIERS)	(1,042,828,000)	(1,027,577,000)	(2,406,580,000)	(1,814,082,000)
PIERS	—	—	(306,650,000)	(5,750,000)
Interest rate swaps	—	—	(19,992,000)	(19,992,000)

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

•                  Restricted-use investment securities: The carrying value of restricted-use investment securities consists of interest bearing bank accounts and approximates fair value because of their short term maturity.  Restricted-use investment securities are considered a Level 2 fair value measurement.

•                  Long-term debt: The fair value of our long-term debt is based upon quoted market prices and is considered a Level 1 fair value measurement.  On the Effective Date, long-term debt subject to compromise was cancelled in full.

•                  PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices and is considered a Level 1 fair value measurement.  In accordance with the guidance provided in FASB ASC 480 and FASB ASC 852, we classified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million as liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009.  Pursuant to the Plan, the PIERS were considered an unsecured equity interest subject to compromise and the holders of such instruments received no recovery.

•                  Interest rate swaps: The fair value of our interest rate swaps at March 31, 2010 and December 31, 2009 is based on quoted prices from multiple brokers for replacement transactions, which are considered Level 1 fair value measurements (see Note 4).  On the Effective Date, all obligations under the interest rate swaps were settled.

6.            Long-Term Indebtedness

On the Effective Date, SFEC, SFO and SFTP entered into the First Lien Credit Agreement with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation.  The Exit First Lien Facility consists of an $890,000,000 senior secured credit facility comprised of the $120,000,000 Exit Revolving Loan (none of which was outstanding as of June 30, 2010 (excluding letters of credit in the amount of $1,739,000)), which may be increased to up to $150,000,000 in certain circumstances, and a $770,000,000 term loan facility (all of which was outstanding as of June 30, 2010).  Interest on the Exit First Lien Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the Exit Revolving Loan and LIBOR + 4.00% in the case of the Exit Facility First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan.  At June 30, 2010, the weighted average interest rate for borrowing under the First Lien Credit Agreement was 6%.  The principal amount of the Exit Revolving Loan is due and payable on June 30, 2015.  The First Lien Credit Agreement requires quarterly repayments of principal on the Exit Facility First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Facility First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016.

On the Effective Date, SFEC, SFO and SFTP entered into a Second Lien Credit Agreement with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation.  The Exit Second Lien Facility consists of a $250,000,000 senior secured term loan facility (all of which was outstanding as of June 30, 2010).  Interest on the Exit Facility Second Lien Loan accrues at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor.  At June 30, 2010, the weighted average interest rate for borrowing under the Second Lien Credit Agreement was 9.25%.  The Second Lien Credit Agreement does not require any amortization of principal and the entire outstanding principal amount of the Exit Facility Second Lien Loan is due and payable on December 31, 2016.

Pursuant to the First Lien Guarantee and Collateral Agreement and the Second Lien Guarantee and Collateral Agreement, amounts outstanding on the Exit First Lien Facility and the Exit Second Lien Facility, respectively, are guaranteed by Exit Financing Loan Parties).  The Exit First Lien Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties and the Exit Second Lien Facility is secured by second priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The Exit Facility Credit Agreements contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants and, with respect to the First Lien Credit Agreement, a maximum first lien leverage maintenance covenant.  In addition, the Exit Facility Credit Agreements contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The Exit Facility Credit Agreements contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

On the Effective Date, the Acquisition Parties entered into the New TW Loan Agreement with the New TW Lender.  The New TW Loan Agreement provided the Acquisition Parties with a $150,000,000 multi-draw term loan facility.  Interest on the New TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Facility First Lien Loans (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit First Lien Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit First Lien Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The New TW Loan Agreement requires prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties.  The New TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by the New TW Guarantors under the terms of the New TW Guarantee Agreement entered into by the New TW Guarantors in favor of the New TW Lender on the Effective Date.  The New TW Loan Agreement and New TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement.  No borrowing occurred during 2010 under the New TW Loan with respect to the 2010 “put” obligations.

On May 15, 2009, the Acquisition Parties entered into the Promissory Note.  Interest on the loan accrued at a rate of 14% per annum and the principal amount of the loan was to mature on March 15, 2011.  The loan required semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and was prepayable at any time at the option of the Acquisition Parties.  Up to an aggregate of $10 million of the loan was guaranteed by Guarantors under the terms of a guarantee agreement entered into by the Guarantors in favor of TW-SF LLC, dated May 15, 2009.  On the Effective Date, the Acquisition Parties repaid in full all amounts outstanding under the Promissory Note, which as of the Effective Date was $32,562,000 (including interest).

On November 5, 2007, HWP entered into the $33,000,000 Refinance Loan retiring (i) the $31,000,000 construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $213,000 are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $254,000 and $344,000 at June 30, 2010 and December 31, 2009, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($835,125,000 of which was outstanding at June 30, 2009); (ii) a revolving facility totaling $275,000,000  ($242,658,000 of which was outstanding at June 30, 2009 (as well as letters of credit in the amount of $29,965,000 on that date)), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  The interest rate on borrowings under the Prepetition Credit Agreement could have been fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate was based upon specified levels in excess of the applicable base rate, or LIBOR.  At June 30, 2009, the weighted average interest rate for borrowing under the term loan and the revolving facility was 3.37% and 3.13%, respectively.  Commencing on September 30, 2007, SFTP, the primary borrower under the Prepetition Credit Agreement and an indirect wholly owned subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015.  The utilization of the revolving facility was available until March 31, 2013.  The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  On the Effective Date, pursuant to the Plan and the Confirmation Order, the Prepetition Credit Agreement was cancelled and the lenders thereunder were paid in full.

During the Chapter 11 Filing, we recorded post-petition interest on prepetition obligations only to the extent we believed the interest would be paid during the Chapter 11 Filing or that it was probable that the interest would be an allowed claim.  Included in interest expense for the quarter ended March 31, 2010, was $31,362,000 related to interest on the 2016 Notes, for the period of June 13, 2009 through December 31, 2009 that was recorded based on a change in the estimated probable allowed claim under the Chapter 11 Filing.  In addition, had we recorded interest on the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes based on our prepetition contractual obligations, interest expense would have increased by $22,806,000 during the four months ended April 30, 2010 and by $5,871,000 for the six months ended June 30, 2009.

7.            Commitments and Contingencies

We have filed and settled property insurance claims, including business interruption, with our insurers relating to our New Orleans park.  We have an insurance receivable of $8.0 million at June 30, 2010, which reflects the final settlement of our claim for business interruption and the destroyed assets.  As of the date of this filing, we have received $4.0 million of the insurance proceeds and we expect to receive the remaining $4.0 million before the end of the third quarter.

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (“Former SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $62,317,000 (as of 2010 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks of which our share based on our ownership of units as of June 30, 2010 will be approximately $26,766,000, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each respective Partnership Park equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.  As of June 30, 2010, we owned approximately 29.7% and 52.7% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable interests of approximately 70.3% and 47.3% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $351.1 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either Partnership Park, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Park.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregated approximately $31.1 million for both parks based on current purchase prices.  To address the 2009 purchase of limited partnership units, a subsidiary of Time Warner provided a loan to our subsidiaries that were required to purchase the put units, which was repaid in connection with the Plan. To address future purchase obligations of limited partnership units, we entered into the New TW Loan, under which we did not borrow in 2010.  Pursuant to the 2010 annual offer, we purchased 1.77 units from the Texas partnership and 0.83 units from the Georgia partnership for approximately $4.8 million in May 2010.  The maximum unit purchase obligations for 2011 at both parks aggregated approximately $334.1 million, representing approximately 65.6% of the outstanding units of SFOG and 45.9% of the outstanding units of SFOT.  See Notes 1 and 6.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We intend to incur approximately $18.4 million of capital expenditures at these parks for the 2010 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $24.3 million of cash in 2009 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI.  At June 30, 2010, we had total loans receivable outstanding of $233.0 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

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

On May 11, 2010, the board of directors of the Company terminated Mark Shapiro, the former President and Chief Executive Officer of the Company, from his employment with the Company effective June 10, 2010.  On May 20, 2010, Mr. Shapiro filed an arbitration demand, which was amended on June 11, 2010, alleging that the Company breached the terms of the employment agreement, dated April 30, 2010, by and between Mr. Shapiro and the Company.  On August 15, 2010, the Company entered into a

Settlement Agreement and Mutual Release with Mr. Shapiro pursuant to which each of the parties agreed to dismiss the arbitration proceedings regarding the termination of Mr. Shapiro’s employment and to release the other party from any and all present and future claims, and pursuant to which the Company agreed to pay Mr. Shapiro an amount equal to $10 million plus all reasonable and documented attorneys’ fees of Mr. Shapiro in connection with the dispute in an amount not to exceed $1.2 million.  The Company has accrued a $10 million liability in the financial statements pursuant to this matter.

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture is not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,156,000  and $32,512,000 of which was outstanding at June 30, 2010 and June 30, 2009, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.   The ability of HWP to repay the loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the six months ended June 30, 2010 and 2009, we have received or accrued $386,000 and $363,000, respectively, in management fee revenues from HWP.  As of June 30, 2010 and December 31, 2009, HWP owed us approximately $208,000 and $324,000, respectively, related to short-term intercompany transactions between the entities.  During the first six months of 2009, we contributed approximately $361,000 to HWP for our portion of a capital call and as of the date of this filing there have been no capital calls required in 2010.  See Note 8.

At June 30, 2010, we have accrued liabilities for tax and other indemnification contingencies of $7.8 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

8.            Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT, SFOG and Six Flags White Water Atlanta.  Noncontrolling interests represent the third parties’ share of the assets of HWP.

The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG:

Balance at January 1, 2010	$355,933,000
Purchase of redeemable units of SFOT and SFOG	(4,795,000)
Net income attributable to redeemable noncontrolling interests	17,776,000
Distributions to redeemable noncontrolling interests	—
Fresh start reporting adjustments	90,516,000
Balance at June 30, 2010	$459,430,000

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.

As a result of adopting FASB ASC 810, we consolidated HWP in our condensed consolidated financial statements beginning with the first quarter of 2010.  The following table presents a rollforward of noncontrolling interests in HWP:

Balance at January 1, 2010	$5,016,000
Net loss attributable to noncontrolling interests	(163,000)
Distributions to noncontrolling interests	—
Fresh start reporting adjustment	127,000
Balance at June 30, 2010	$4,980,000

Prior to adopting FASB ASC 810, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance.  As of December 31, 2009, we included our investment of $1,800,000 in deposits and other assets in the accompanying condensed consolidated balance sheets.  See Note 2(k).

On June 18, 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at June 30, 2010.  Furthermore, as a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value (see Note 1(g)).  We have accounted for our investment under the equity method and have included our investment of $51,392,000 and $43,453,000 as of June 30, 2010 and December 31, 2009, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

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

	Successor	Predecessor
	Two Month Period Ended June 30, 2010	One Month Period Ended April 30, 2010	Three Month Period Ended June 30, 2009

Theme park revenue	$250,436	$70,814	296,781
Theme park cash expenses	(149,568)	(52,891)	(213,464)
Aggregate park EBITDA	100,868	17,923	83,317
Equity in income (loss) of partnerships — EBITDA	887	1,457	2,291
Corporate expenses	(7,777)	(3,054)	(11,698)
Stock-based compensation	—	(120)	(602)
Other income (expense), net	(1,193)	163	(16,275)
Equity in income (loss) of partnerships	(1,195)	(680)	(1,831)
Depreciation and amortization	(30,100)	(8,927)	(34,566)
Loss on disposal of fixed assets	(124)	(1,353)	(3,124)
Reorganization items, net	(977)	787,906	(78,725)
Restructure costs	(16,472)	—	—
Interest expense	(14,149)	(13,743)	(35,659)
Interest income	74	44	118
Income (loss) from continuing operations before income taxes and discontinued operations	$29,842	$779,616	(96,754)

	Successor	Predecessor
	Two Month Period Ended June 30, 2010	Four Month Period Ended April 30, 2010	Six Month Period Ended June 30, 2009

Theme park revenue	$250,436	$128,077	$347,883
Theme park cash expenses	(149,568)	(159,444)	(310,988)
Aggregate park EBITDA	100,868	(31,367)	36,895
Equity in income (loss) of partnerships — EBITDA	887	3,701	4,386
Corporate expenses	(7,777)	(15,214)	(26,846)
Stock-based compensation	—	(718)	(1,441)
Other income (expense), net	(1,193)	802	(17,944)
Equity in income (loss) of partnerships	(1,195)	(3,107)	(3,737)
Depreciation and amortization	(30,100)	(45,675)	(68,671)
Loss on disposal of fixed assets	(124)	(1,923)	(6,178)
Reorganization items, net	(977)	767,445	(78,725)
Restructure costs	(16,472)	—	—
Interest expense	(14,149)	(74,375)	(74,996)
Interest income	74	241	539
Income (loss) from continuing operations before income taxes and discontinued operations	$29,842	$599,810	$(236,718)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first six months of 2010 and 2009:

	(in thousands)
	Domestic	Foreign	Total
2010
Long-lived assets	$2,296,597	122,067	2,418,664
Revenue	337,577	40,936	378,513
Income from continuing operations before income taxes and discontinued operations	620,834	8,818	629,652

2009
Long-lived assets	$2,451,802	120,806	2,572,608
Revenue	316,536	31,347	347,883
Loss from continuing operations before income taxes and discontinued operations	(236,100)	(618)	(236,718)

Long-lived assets include property and equipment and intangible assets.

10.          Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

As of the Effective Date, the pension liability was adjusted by $1,630,000 to its fair value.  The adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of March 31, 2010 and the Effective Date.

Components of Net Periodic Cost (Benefit)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$69,000	$59,000	$69,000	$292,000
Interest cost	2,425,000	2,311,000	4,846,000	4,724,000
Expected return on plan assets	(2,493,000)	(2,077,000)	(4,913,000)	(4,159,000)
Amortization of net actuarial loss	69,000	231,000	272,000	564,000
Curtailment loss	—	—	—	70,000
Total net periodic cost	$70,000	$524,000	$274,000	$1,491,000

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Discount rate	5.900%	6.125%	5.900%	6.125%
Rate of compensation increase	N/A	4.000%	N/A	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%	7.500%

Employer Contributions

During the six months ended June 30, 2010, we made pension contributions of $1,080,000.

11.        Income Taxes

Recorded income tax expense (benefit) allocated to income (loss) from continuing operations differed from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes in the first six months of 2010 and 2009 loss before income taxes as follows:

	Successor	Predecessor
	Period from May 1, 2010 through June 30, 2010	Period from January 1, 2010 through April 30, 2010	Six months ended June 30, 2009
Computed “expected” federal income tax expense (benefit)	$10,445,000	$209,933,000	$(82,851,000)
Change in valuation allowance	(8,657,000)	(204,004,000)	94,517,000
Effect of state and local income taxes, net of federal tax benefit	760,000	18,128,000	(7,083,000)
Deduction for noncontrolling interest income distribution	(6,137,000)	(27,000)	(6,138,000)
Nondeductible compensation	5,000	2,651,000	885,000
Effect of foreign income taxes	1,434,000	(12,370,000)	(2,407,000)
Reorganization items and fresh start accounting adjustments, net	5,121,000	51,308,000	—
Other, net	(2,462,000)	(4,999,000)	(87,000)
	$509,000	$60,620,000	$(3,164,000)

Under the Plan, the Company’s prepetition debt securities, primarily prepetition notes, were extinguished.  Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price.  The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued.  As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our U.S. NOLs and state NOLs (collectively, the “Tax Attributes”) after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11.  CODI as of April 30, 2010 is an estimate, and the final CODI and associated reduction will not be finalized until the end of the tax year.

Sections 382 and 383 of the IRC provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 is considered a change in ownership for purposes of Section 382 of the IRC.  The limitation under the IRC is based on the value of the corporation as of the emergence date.  As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income.  In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s Tax Attributes.

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes).  Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax benefits (deferred tax assets).  The tax effects of these temporary differences as of June 30, 2010 and December 31, 2009 are presented below:

	Successor	Predecessor
	June 30, 2010	December 31, 2009
Deferred tax assets before valuation allowance	$657,748,000	$892,257,000
Less valuation allowance	404,645,000	620,229,000
Net deferred tax assets	253,103,000	272,028,000
Deferred tax liabilities	429,316,000	392,630,000
Net deferred tax liability	$176,213,000	$120,602,000

	Successor	Predecessor
	June 30, 2010	December 31, 2009
Deferred tax assets:
Federal net operating loss carryforwards	$408,967,000	$651,207,000
State net operating loss carryforwards	183,770,000	180,752,000
Alternative minimum tax credits	6,591,000	6,591,000
Accrued insurance, pension liability and other	58,420,000	53,707,000
	$657,748,000	$892,257,000
Deferred tax liabilities:
Property and equipment	$301,363,000	$373,620,000
Intangible assets and other	127,953,000	19,010,000
	$429,316,000	$392,630,000

As of June 30, 2010 we have approximately $1,260,822,000 of net operating loss carryforwards available for U.S. federal income tax purposes which expire through 2029 and net operating loss carryforwards available for state income tax purposes which aggregate to approximately $4,816,960,000 and expire through 2029.  We have recorded a valuation allowance of $400,845,000 and $620,229,000 as of June 30, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance, at June 30, 2010 and December 31, 2009, is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets are recoverable.  We had approximately $6,591,000 of alternative minimum tax credits as of June 30, 2010 and December 31, 2009, respectively.  These credits have no expiration date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Results of operations for the three and six-month periods ended June 30, 2010 and 2009 are not indicative of the results expected for the full year.  In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 51% of total revenues in the first six months of 2010) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.  A large portion of our expenses is relatively fixed.  Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Recent Developments

On June 13, 2009, the Debtors filed the Chapter 11 Filing and on April 1, 2010, the Debtors filed the Plan with the Bankruptcy Court.  On April 30, 2010, the Bankruptcy Court entered the Confirmation Order, dated April 29, 2010, which approved and confirmed the Plan.  On the Effective Date, the Debtors emerged from Chapter 11, and in connection with the Plan, the Debtors entered into the Exit Facilities and the New TW Loan.  See Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

On June 21, 2010, the Common Stock commenced trading on the New York Stock Exchange under the symbol “SIX.”

We have recently experienced significant changes in our senior management and the Company’s board of directors.  On May 11, 2010, Alexander “Al” Weber, Jr., was named our President and Interim Chief Executive Officer, and we announced that we had retained an executive search firm and will consider both internal and external candidates to serve as our Chief Executive Officer on a permanent basis.  Effective as of May 11, 2010, Mark Shapiro is no longer serving as our President and Chief Executive Officer, and effective as of June 10, 2010, he was no longer with the Company.  In addition, Mark Jennings resigned as a member of the Company’s board of directors effective as of May 11, 2010 and Mark Shapiro resigned as a member of the Company’s board of directors effective May 28, 2010.

Commencing on June 16, 2010, we implemented a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Dallas, Texas corporate offices.  As part of the workforce reduction, we terminated, without cause, the employment agreements with Michael Antinoro, Executive Vice President, Entertainment and Marketing, Andrew Schleimer, Executive Vice President, Strategic Development and In-Park Services, and Mark Quenzel, Executive Vice President, Park Strategy and Management.  Effective as of July 16, 2010, Messrs. Antinoro, Quenzel and Schleimer were no longer employed by the Company.  The Company anticipates annualized savings from its reduction in costs to approximate $17.0 million.

On August 12, 2010, James Reid-Anderson was named the Company’s Chairman, President and Chief Executive Officer.  Mr. Reid-Anderson, 51, previously served as Chairman, President and Chief Executive Officer of Dade Behring Holdings.  In 2007, Dade Behring was sold to Siemens AG and following the completion of the transaction, Mr. Reid-Anderson served as Chief Executive Officer of the Siemens Healthcare Diagnostics Division, and then was promoted to CEO of the Siemens Healthcare Sector and appointed a member of the Siemens Managing Board. Most recently, Mr. Reid-Anderson served as an adviser to Siemens AG and Apollo L.P.

Usman Nabi, the Company’s prior Chairman, will continue to serve as a Director of the Company and a member of the Executive Committee while Al Weber, the Company’s Interim Chief Executive Officer will transition to the role of Chief Operating Officer.

On August 15, 2010, the Company entered into a Settlement Agreement and Mutual Release with Mark Shapiro, the Company’s former Chief Executive Officer, pursuant to which each of the parties agreed to dismiss the arbitration proceedings regarding the termination of Mr. Shapiro’s employment and to release the other party from any and all present and future claims, and pursuant to which the Company agreed to pay Mr. Shapiro an amount equal to $10 million plus all reasonable and documented attorneys’ fees of Mr. Shapiro in connection with the dispute in an amount not to exceed $1.2 million.

Basis of Presentation

We follow the accounting prescribed by FASB ASC 852, which provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852 debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  During the second quarter of 2009, we wrote off the costs that were associated with our unsecured debt that is included in liabilities subject to compromise at April 30, 2010.  See Note 2(c) to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, were not adjusted until the debt was repaid in accordance with the Plan.

The implementation of the Plan and the application of fresh start accounting as discussed in Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report results in financial statements that are not comparable to financial statements in periods prior to emergence.

See Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report regarding the impact of the Chapter 11 Filing and the proceedings in the Bankruptcy Court on the Company’s liquidity.

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

Summary of Operations

Summary data for the three-month periods ended June 30, 2010 and 2009 were as follows (in thousands, except per capita total revenue and percentage changes). The one-month period ended April 30, 2010 and the two-month period ended June 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010.  References in results of operations and percentage change combine the two periods in order to provide comparability of such information to the three-month period ended June 30, 2009.

	Successor	Predecessor
	Two Month Period Ended June 30, 2010	One Month Period Ended April 30, 2010	Three Months Period Ended June 30, 2009	Percentage Change (%)
Total revenue	$250,436	$70,814	$296,781	8
Operating expenses	89,205	35,891	122,812	2
Selling, general and administrative	46,836	13,538	77,150	(22)
Costs of products sold	21,304	6,636	25,802	8
Depreciation and amortization	30,100	8,927	34,566	13
Loss on disposal of assets	124	1,353	3,124	(53)
Interest expense, net	14,075	13,699	35,541	(22)
Equity in operations of investees	308	(777)	(460)	2
Restructure costs	16,472	—	—	N/A
Other (income) expense, net	1,193	(163)	16,275	(94)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	30,819	(8,290)	(18,029)	N/M
Reorganization items, net	977	(787,906)	78,725	N/M
Income (loss) from continuing operations before income taxes and discontinued operations	29,842	779,616	(96,754)	N/M
Income tax expense (benefit)	509	59,707	(234)	N/M
Income (loss) from continuing operations before discontinued operations	$29,333	$719,909	$(96,520)	N/M

Other Data:
Attendance	6,479	1,758	7,731	7
Total revenue per capita	$38.65	$40.28	$38.39	2

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Total revenue of $321.3 million for the second quarter of 2010 increased 8% from the second quarter of 2009 total of $296.8 million, reflecting $3.4 million of revenues from the Six Flags Great Escape Lodge and Indoor Waterpark (“Lodge”), the results of which were consolidated beginning with the first quarter of 2010 as a result of adopting new consolidation accounting rules.  Excluding the consolidation of the Lodge, total revenues for the second quarter of 2010 increased $21.1 million, or 7%, compared to the second quarter of 2009, primarily reflecting increased attendance and sponsorship revenue.

Attendance for the second quarter of 2010 was 8.2 million, a 7% increase over the second quarter of 2009’s attendance of 7.7 million, reflecting strong season pass visitation and higher group sales.

Per capita guest spending, which excludes sponsorship, licensing, Lodge accommodations and other fees, decreased 1% to $36.86 in the second quarter of 2010 from $37.15 in the second quarter of 2009, reflecting planned decreases in season pass pricing, partially offset by improved yield on single-day tickets, and the favorable exchange rate impact at our Mexico City and Montreal parks which accounted for an $0.18 increase in per capita guest spending for the second quarter of 2010 compared to the second quarter of 2009.

Operating expenses for the second quarter of 2010 increased $2.3 million (2%) compared to expenses in the second quarter of 2009.  The increase was primarily driven by: (i) expenses of HWP ($1.8 million) and (ii) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.9 million).

Selling, general and administrative expenses for the second quarter of 2010 decreased $16.8 million (22%) compared to the second quarter of 2009.  The decrease primarily reflects (i) decreased marketing expenses ($11.3 million), (ii) decreased insurance expenses ($3.6 million), and (iii) decreased salaries, wages and benefits ($3.3 million) primarily due to a reduction in cash-based incentive compensation and employee benefits, partially offset by (i) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.5 million), and (ii) expenses of HWP ($0.3 million).

Costs of products sold in the second quarter of 2010 increased $2.1 million (8%) compared to the second quarter of 2009 primarily due to (i) increased revenues in food and beverage, retail and games, (ii) the consolidation of HWP, and (iii) the exchange rate impact at our park in Mexico.  As a percentage of our in-park guest spending (excluding HWP), cost of products sold was flat in the second quarter of 2010.

Depreciation and amortization expense for the second quarter of 2010 increased $4.5 million (13%) compared to the second quarter of 2009.  The increase is primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(g) to the Condensed Consolidated Financial Statements contained in this Quarterly Report), (ii) the consolidation of HWP and (iii) an increase in depreciation expense related to the exchange rate impact at our parks in Montreal and Mexico City.

Loss on disposal of assets decreased by $1.6 million (53%) in the second quarter of 2010 compared to the second quarter of 2009 primarily related to the write-off of several large assets during the second quarter of 2009.

Interest expense, net, for the second quarter of 2010 decreased $7.8 million (22%) compared to the second quarter of 2009, primarily reflecting the reduction of debt as a result of the Plan.

Restructure costs were $16.5 million for the second quarter of 2010.  These costs were primarily severance and other costs related to our former Chief Executive Officer and other executives leaving the Company and a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Dallas, Texas corporate offices.

Other (income) expense, net, improved by $15.2 million due primarily to a loss on the termination of interest rate swaps in the second quarter of 2009.

Income tax expense was $60.2 million for the second quarter of 2010 compared to a $0.2 million benefit for the second quarter of 2009, primarily reflecting the deferred income taxes that were recorded as a result of fresh start accounting.

Summary of Operations

Summary data for the six-month periods ended June 30, 2010 and 2009 were as follows (in thousands, except per capita total revenue and percentage changes).  The four-month period ended April 30, 2010 and the two-month period ended June 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010.  References in results of operations and percentage change combine the two periods in order to provide comparability of such information to the six months ended June 30, 2009.

	Successor	Predecessor
	Two Month Period Ended June 30, 2010	Four Month Period Ended April 30, 2010	Six Months Period Ended June 30, 2009	Percentage Change (%)
Total revenue	$250,436	$128,077	$347,883	9
Operating expenses	89,205	115,636	196,932	4
Selling, general and administrative	46,836	47,608	111,843	(16)
Costs of products sold	21,304	12,132	30,500	10
Depreciation and amortization	30,100	45,675	68,671	10
Loss on disposal of assets	124	1,923	6,178	(67)
Interest expense, net	14,075	74,134	74,457	18
Equity in operations of investees	308	(594)	(649)	(56)
Restructure costs	16,472	—	—	N/A
Other (income) expense, net	1,193	(802)	17,944	(98)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	30,819	(167,635)	(157,993)	(13)
Reorganization items, net	977	(767,445)	78,725	N/M
Income (loss) from continuing operations before income taxes and discontinued operations	29,842	599,810	(236,718)	N/M
Income tax benefit (expense)	509	60,620	(3,164)	N/M
Income (loss) from continuing operations before discontinued operations	$29,333	$539,190	$(233,554)	N/M

Other Data:
Attendance	6,479	3,018	8,955	6
Total revenue per capita	$38.65	$42.43	$38.85	3

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

For the six months ended June 30, 2010, total revenue increased $30.6 million, or 9%, to $378.5 million compared to $347.9 million in the six months ended June 30, 2009, reflecting $7.7 million of revenues from the Lodge in the six months ended June 30, 2010.  Excluding the consolidation of the Lodge, total revenues increased $22.9 million, or 7%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, reflecting increased attendance, per capita in-park spending and sponsorship revenues.

Attendance for the six months ended June 30, 2010 was 9.5 million, a 6% increase over the attendance in the first six months of 2009 of 9.0 million, reflecting strong season pass visitation and higher group sales.

Per capita guest spending, which excludes sponsorship, licensing, Lodge accomodations and other fees, remained relatively flat at $36.67 in the first six months of 2010 compared to $36.76 in the first six months of 2009, reflecting planned decreases in season pass pricing, partially offset by improved yield on single day tickets, and favorable exchange rate impact attributable to our Montreal and Mexico City parks, which accounted for a $0.29 increase in per capita guest spending for the first six months of 2010 compared to the first six months of 2009.

Operating expenses for the first six months of 2010 increased $7.9 million (4%) compared to expenses in the first six months of 2009.  The increase was driven by: (i) expenses of HWP ($3.7 million), (ii) an increase in expenses related to the exchange rate impact at our parks in Mexico and Canada ($1.7 million), (iii) an increase in operating taxes ($1.2 million), (iv) an increase in park operating supplies ($0.8 million), and (v) an increase in credit card processing fees ($0.8 million)

Selling, general and administrative expenses for the first six months of 2010 decreased $17.4 million (16%) compared to the first six months of 2009.  The decrease primarily reflects (i) a reduction in marketing expenses ($12.6 million), (ii) decreased salaries, wages and benefits ($4.6 million) primarily due to a reduction in cash-based incentive compensation and employee benefits, and (iii) decreased insurance expenses ($2.3 million), partially offset by (i) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($1.0 million), and (ii) expenses of HWP ($0.8 million).

Costs of products sold in the first six months of 2010 increased $2.9 million (10%) compared to the first six months of 2009 primarily due to (i) the increase in food and beverage, games and merchandise sales, (ii) the consolidation of HWP, and (iii) the exchange rate impact at our park in Mexico.  As a percentage of our in-park guest spending (excluding HWP), cost of products sold was flat in the second quarter of 2010.

Depreciation and amortization expense for the first six months of 2010 increased $7.1 million (10%) compared to the first six months of 2009.  The increase was primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(g) to the Condensed Consolidated Financial Statements contained in this Quarterly Report), (ii) the consolidation of HWP and (iii) an increase in depreciation expense related to the exchange rate impact at our parks in Canada and Mexico.

Loss on disposal of assets decreased by $4.1 million (67%) in the first six months of 2010 compared to the prior year period primarily related the write-off of several large assets in 2009.

Interest expense, net, for the first six months of 2010 increased $13.8 million (18%) compared to the first six months of 2010 primarily reflecting an additional $45.3 million of interest accrued on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010.  The increase in interest expense was partially offset by the reduction of debt as a result of the Plan.

Restructure costs were $16.5 million for the second quarter of 2010.  These costs were primarily severance and other costs related to our former Chief Executive Officer and other executives leaving the Company and a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Dallas, Texas corporate offices.

Other (income) expense, net, improved by $17.6 million due primarily to a loss on the termination of interest rate swaps in the second quarter of 2009.

Income tax expense was $61.1 million for the first six months of 2010 compared to a $3.2 million benefit for the first six months of 2009, primarily reflecting the deferred income taxes that were recorded as a result of fresh start accounting.

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in our parks (including capital projects), and payments to our partners in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”).  SFI did not pay a dividend on SFI’s common stock during 2009 or the four months ended April 30, 2010.  SFEC did not pay a dividend on the Common Stock through June 30, 2010 and does not currently anticipate paying any dividends on the Common Stock in the foreseeable future.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Exit Facilities, the New TW Loan and the Delayed Draw Equity Purchase, our liquidity will be adequate to meet our needs for the foreseeable future, including anticipated requirements for working capital, capital expenditures, scheduled debt requirements and obligations under arrangements relating to the Partnership Parks.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine flu, accidents or the occurrence of an adverse event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Quarterly Report and in the 2009 Annual Report.  If such an adverse event were to occur, we may be unable to borrow under the Exit Revolving Loan or be required to repay amounts outstanding under the Exit Facilities and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements” and the section entitled “Risk Factors” in our 2009 Annual Report.

As of June 30, 2010, our total indebtedness was approximately $1.0 billion.  Based on estimated interest rates for floating-rate debt, annual cash interest payments for the twelve months following the Effective Date on non-revolving credit debt outstanding on that date and anticipated levels of working capital revolving borrowings for the period will aggregate approximately $75 million.  None of the Exit Facilities mature before June 30, 2015, except that $7.7 million of principal amortizes each year commencing in March 2013.  We currently plan on spending approximately $90.0 million (net of property insurance recoveries) on capital expenditures for the 2010 calendar year.

Due to the seasonal nature of our business, we are dependent upon our $120.0 million Exit Revolving Loan to fund off-season expenses.  Our ability to borrow under the Exit Revolving Loan is dependent upon compliance with certain conditions, including a senior leverage ratio, minimum interest coverage ratio, a first lien leverage ratio and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Exit Revolving Loan, we may be unable to pay in full our off-season obligations.  A default under the Exit Revolving Loan could permit the lenders under the other Exit Facilities to accelerate the obligations thereunder.  The Exit Revolving Loan expires on June 30, 2015.  The terms and availability of the Exit Facilities and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

As more fully described in Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report, on the Effective Date we entered into the $150,000,000 New TW Loan to provide a source of funds to permit us to purchase limited partnership units in the Partnership Parks above specified levels pursuant to our annual offer to purchase.  We did not make any borrowings under the New TW Loan to fund our “put” obligations pursuant to the Partnership Park arrangements in 2010.  See Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report for a more detailed description of our obligations under the Partnership Park arrangements.

For a more detailed description of the indebtedness we incurred on the Effective Date, see Note 1(b) to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

During the six months ended June 30, 2010, net cash used in operating activities before reorganization items was $27.7 million.  Net cash used in investing activities in the first six months of 2010 was $57.8 million, consisting primarily of capital expenditures, partially offset by the property insurance proceeds we received for insurance claims related to our parks in Atlanta and New Orleans.  Net cash provided by financing activities in the first six months of 2010 was $125.4 million, primarily due to proceeds from the issuance of common stock, borrowings and debt repayments pursuant to the Plan.

Due to the Company’s results of operations this year to date and significant liquidity, including the availability of its $120 million revolving credit facility, the Company made an unscheduled principal payment on the Exit Facility First Lien Term Loan of $25 million on August 5, 2010.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2010, there have been no material changes in our market risk exposure from that disclosed in the 2009 Annual Report, with the exception that our obligation to pay interest was stayed by the Bankruptcy Court for all Prepetition Notes, thereby reducing the impact of interest rate fluctuations.  See Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report, regarding the termination of our interest rate swap agreements as a result of the Chapter 11 Filing.

Item 4T.   Controls and Procedures

The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010.  Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2009 Annual Report and in Notes 1 and 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  There are no material recent developments concerning our legal proceedings.  To the extent any legal proceedings were asserted against a Debtor prior to the Petition Date, such proceedings have been stayed since the Petition Date with respect to such Debtor as a result of the Chapter 11 Filing.  As of the Effective Date, the stay has been lifted with respect to personal injury proceedings against the Debtors.  Most other legal proceedings asserted against the Debtors are enjoined pursuant to the Plan.

Item 1A.     Risk Factors

The business, results of operations and financial condition, and therefore the value of Holdings’ securities, are subject to a number of risks. In addition to the risk factors discussed below and the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2009 Annual Report and the First Quarter 2010 Quarterly Report, which are incorporated herein by reference.  Other than the risk factors discussed below and the risk factors discussed in our 2009 Annual Report and First Quarter 2010 Quarterly Report, there have been no material changes or deletions to our risk factors.

RECENT CHANGES IN OUR SENIOR MANAGEMENT MAY CAUSE UNCERTAINTY IN, OR BE DISRUPTIVE TO, OUR BUSINESS.

We have recently experienced significant changes in our senior management and our board of directors.  On May 11, 2010, Alexander “Al” Weber, Jr., was named our President and Interim Chief Executive Officer, and we announced that we had retained an executive search firm and will consider both internal and external candidates to serve as our Chief Executive Officer on a permanent basis.  Effective as of May 11, 2010, Mark Shapiro is no longer serving as our President and Chief Executive Officer, and effective as of June 10, 2010, he was no longer with the Company.  In addition, Mark Jennings resigned as a member of the Company’s board of directors effective as of May 11, 2010 and Mark Shapiro resigned as a member of the Company’s board of directors effective May 28, 2010.

On June 16, 2010, we terminated, without cause, the employment agreements with Michael Antinoro, Executive Vice President, Entertainment and Marketing, Andrew Schleimer, Executive Vice President, Strategic Development and In-Park Services, and Mark Quenzel, Executive Vice President, Park Strategy and Management, and made other reductions in corporate staffing.  Effective as of July 16, 2010, Messrs. Antinoro, Quenzel and Schleimer were no longer employed by the Company.  The Company has made strategic changes in addition to personnel changes, which are based on greater cost constraint and yield management, and anticipates taking additional actions to implement its cost containment strategy.  These changes in our senior management, board of directors and operations may be disruptive to our business and, during the transition period, there may be uncertainty among investors, employees and others concerning our future direction and performance.  Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our common stock.  Additionally, the Company may not be able to achieve or fully implement its planned additional cost reduction measures without adversely impacting revenues or guest service.

On August 12, 2010, James Reid-Anderson was named the Company’s Chairman, President and Chief Executive Officer.  Mr. Reid-Anderson, 51, previously served as Chairman, President and Chief Executive Officer of Dade Behring Holdings.  In 2007, Dade Behring was sold to Siemens AG and following the completion of the transaction, Mr. Reid-Anderson served as Chief Executive Officer of the Siemens Healthcare Diagnostics Division, and then was promoted to CEO of the Siemens Healthcare Sector and appointed a member of the Siemens Managing Board. Most recently, Mr. Reid-Anderson served as an adviser to Siemens AG and Apollo L.P.

Usman Nabi, the Company’s prior Chairman, will continue to serve as a Director of the Company and a member of the Executive Committee while Al Weber, the Company’s Interim Chief Executive Officer will transition to the role of Chief Operating Officer.

THE POTENTIAL ISSUANCE BY SFEC OF ADDITIONAL SHARES OF COMMON STOCK PURSUANT TO THE DELAYED DRAW EQUITY PURCHASE MAY DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS.

At any time until June 1, 2011, SFEC, if so authorized by a majority of the members of SFEC’s board of directors, shall have the right, by delivering written notice to certain Backstop Purchasers, to require such Backstop Purchasers to purchase an aggregate of $25 million of Common Stock (the “Delayed Draw Shares”).  Any issuance of the Delayed Draw Shares may dilute the ownership interests of existing stockholders. In addition, the perceived risk associated with the possible issuance of a large number of shares of Common Stock could cause some of SFEC’s stockholders to sell their Common Stock, thus causing the trading price of the Common Stock to decline.  Any sales in the public market of shares of Common Stock could adversely affect prevailing trading prices of shares of Common Stock.  If the Common Stock price declines, it may be more difficult for SFEC to raise additional capital through future offerings of equity or equity-related securities.

Item 6.  Exhibits

Exhibit 31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

/s/ Alexander Weber, Jr.
Alexander Weber, Jr.
Principal Executive Officer

/s/ Jeffrey R. Speed
Jeffrey R. Speed
Executive Vice President and Chief Financial Officer

Date:   August 16, 2010

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith