Form 10-Q
period 2010-09-30
Six Flags Entertainment Corp
filed 2010-11-12
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September  30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 5, 2010, Six Flags Entertainment Corporation had 27,848,323 outstanding shares of common stock, par value $0.025 per share.

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

A more complete discussion of these factors and other risks applicable to our business is contained in Part II, Item 1A of this Quarterly Report on Form 10-Q (this “Quarterly Report”), Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 2010 Quarterly Report”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 2010 Quarterly Report”) filed with the Securities and Exchange Commission (the “SEC”).

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

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com.  References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Quarterly Report.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.  Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX  75050, Attn:  Investor Relations.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$255,398,000	$164,830,000
Accounts receivable	56,695,000	19,862,000
Inventories	28,875,000	21,809,000
Prepaid expenses and other current assets	41,800,000	48,646,000
Total current assets	382,768,000	255,147,000

Other assets:
Debt issuance costs	38,311,000	12,478,000
Restricted-use investment securities	2,816,000	2,387,000
Deposits and other assets	49,315,000	98,583,000
Total other assets	90,442,000	113,448,000

Property and equipment, at cost	1,456,425,000	2,655,636,000
Less accumulated depreciation	66,552,000	1,178,404,000
Total property and equipment	1,389,873,000	1,477,232,000

Assets held for sale	—	1,200,000
Intangible assets, net of accumulated amortization	415,238,000	10,500,000
Goodwill	582,800,000	1,050,125,000
Total assets	$2,861,121,000	$2,907,652,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	Successor	Predecessor
	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$42,455,000	$44,965,000
Accrued compensation, payroll taxes and benefits	26,259,000	17,279,000
Accrued insurance reserves	38,094,000	38,222,000
Accrued interest payable	10,955,000	64,209,000
Other accrued liabilities	46,139,000	46,388,000
Deferred income	38,821,000	19,904,000
Current portion of long-term debt	33,223,000	439,826,000
Mandatory redeemable preferred stock (redemption value of $275,426,000 plus accrued and unpaid dividends of $31,224,000)	—	306,650,000
Total current liabilities	235,946,000	977,443,000

Long-term debt	984,715,000	1,966,754,000

Other long-term liabilities	36,690,000	71,094,000

Deferred income taxes	182,920,000	120,602,000

Total liabilities	1,440,271,000	3,135,893,000

Redeemable noncontrolling interests	459,430,000	355,933,000

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value	—	—
New common stock, $0.025 par value, 60,000,000 shares authorized and 27,844,503 shares issued and outstanding at September 30, 2010	696,000	—
Old common stock, $0.025 par value, 210,000,000 shares authorized and 98,325,936 shares issued and outstanding at December 31, 2009	—	2,458,000
Capital in excess of par value	810,316,000	1,506,152,000
Retained earnings (accumulated deficit)	144,887,000	(2,059,487,000)
Accumulated other comprehensive income (loss)	175,000	(33,297,000)
Total Six Flags Entertainment Corporation stockholders’ equity (deficit)	956,074,000	(584,174,000)
Noncontrolling interests	5,346,000	—

Total stockholders’ equity (deficit)	961,420,000	(584,174,000)
Total liabilities and stockholders’ equity (deficit)	$2,861,121,000	$2,907,652,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Theme park admissions	$259,592,000	$244,919,000
Theme park food, merchandise and other	196,631,000	191,432,000
Sponsorship, licensing and other fees	14,762,000	13,579,000
Accommodations revenue	4,602,000	—
Total revenue	475,587,000	449,930,000
Operating expenses (excluding depreciation and amortization shown separately below)	136,616,000	139,909,000
Selling, general and administrative (including stock-based compensation of $5,221,000 in 2010 and $521,000 in 2009, and excluding depreciation and amortization shown separately below)	52,360,000	50,661,000
Costs of products sold	36,253,000	37,296,000
Depreciation	39,419,000	35,923,000
Amortization	4,512,000	229,000
Loss (gain) on disposal of assets	1,004,000	(723,000)
Interest expense (contractual interest expense was $45,568,000 for the three months ended September 30, 2009)	20,672,000	16,213,000
Interest income	(259,000)	(152,000)
Equity in (income) loss of partnerships	721,000	(1,521,000)
Loss on early repayment of debt	957,000	—
Other expense, net	4,467,000	148,000
Restructure costs	14,990,000	—
Income from continuing operations before reorganization items, income taxes and discontinued operations	163,875,000	171,947,000
Reorganization items, net	3,993,000	7,038,000
Income from continuing operations before income taxes and discontinued operations	159,882,000	164,909,000
Income tax expense	8,034,000	8,378,000
Income from continuing operations before discontinued operations	151,848,000	156,531,000

Income from discontinued operations	156,000	4,345,000
Net income	152,004,000	160,876,000

Less: Net income attributable to noncontrolling interests	(18,143,000)	(17,536,000)
Net income attributable to Six Flags Entertainment Corporation	$133,861,000	$143,340,000

Net income applicable to Six Flags Entertainment Corporation common stockholders	$133,861,000	$137,927,000
Weighted average number of common shares outstanding – basic:	27,585,000	97,864,000
Weighted average number of common shares outstanding – diluted:	27,585,000	148,747,000

Net income per average common share outstanding – basic:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$4.84	$1.37
Income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.01	0.04
Net income applicable to Six Flags Entertainment Corporation common stockholders	$4.85	$1.41

Net income per average common share outstanding – diluted:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$4.84	$0.93
Income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.01	0.03
Net income applicable to Six Flags Entertainment Corporation common stockholders	$4.85	$0.96

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$133,705,000	$138,995,000
Income from discontinued operations	156,000	4,345,000
Net income	$133,861,000	$143,340,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010	Nine Months Ended September 30, 2009
Theme park admissions	$392,218,000	$59,270,000	$428,092,000
Theme park food, merchandise and other	300,939,000	52,054,000	337,420,000
Sponsorship, licensing and other fees	26,071,000	11,259,000	32,301,000
Accommodations revenue	6,795,000	5,494,000	—
Total revenue	726,023,000	128,077,000	797,813,000
Operating expenses (excluding depreciation and amortization shown separately below)	225,821,000	115,636,000	336,841,000
Selling, general and administrative (including stock-based compensation of $5,221,000 in the five months ended September 30, 2010, $718,000 in the four months ended April 30, 2010 and $1,962,000 in 2009, and excluding depreciation and amortization shown separately below)	99,196,000	47,608,000	162,504,000
Costs of products sold	57,557,000	12,132,000	67,796,000
Depreciation	66,508,000	45,373,000	104,136,000
Amortization	7,523,000	302,000	687,000
Loss on disposal of assets	1,128,000	1,923,000	5,455,000
Interest expense (contractual interest expense was $65,820,000 for the four months ended April 30, 2010 and $126,435,000 for the nine months ended September 30, 2009)	34,821,000	74,375,000	91,209,000
Interest income	(333,000)	(241,000)	(691,000)
Equity in (income) loss of partnerships	1,029,000	(594,000)	(2,170,000)
Loss on early repayment of debt	957 ,000	—	—
Other (income) expense, net	5,660 ,000	(802,000)	18,092,000
Restructure costs	31,462,000	—	—
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	194,694,000	(167,635,000)	13,954,000
Reorganization items, net	4,970,000	(767,445,000)	85,763,000
Income (loss) from continuing operations before income taxes and discontinued operations	189,724,000	599,810,000	(71,809,000)
Income tax expense	8,543,000	60,620,000	5,214,000
Income (loss) from continuing operations before discontinued operations	181,181,000	539,190,000	(77,023,000)

Income (loss) from discontinued operations	(615,000)	9,759,000	(1,543,000)
Net income (loss)	180,566,000	548,949,000	(78,566,000)

Less: Net income attributable to noncontrolling interests	(35,679,000)	(76,000)	(35,072,000)
Net income (loss) attributable to Six Flags Entertainment Corporation	$144,887,000	$548,873,000	$(113,638,000)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$144,887,000	$548,873,000	$(129,980,000)
Weighted average number of common shares outstanding – basic and diluted	27,516,000	98,054,000	97,607,000

Net income (loss) per average common share outstanding – basic and diluted:
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$5.29	$5.50	$(1.32)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.02)	0.10	(0.01)
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$5.27	$5.60	$(1.33)

Amounts attributable to Six Flags Entertainment Corporation:
Income (loss) from continuing operations	$145,502,000	$539,114,000	$(112,095,000)
Income (loss) from discontinued operations	(615,000)	9,759,000	(1,543,000)
Net income (loss)	$144,887,000	$548,873,000	$(113,638,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Successor	Predecessor
	Three months ended September 30, 2010	Three months ended September 30, 2009
Net income	$152,004,000	$160,876,000
Other comprehensive income (loss):
Foreign currency translation adjustment	3,012,000	2,918,000
Defined benefit retirement plan	—	232,000
Change in cash flow hedging	—	(437,000)
Comprehensive income	155,016,000	163,589,000

Comprehensive income attributable to noncontrolling interests	(18,143,000)	(17,536,000)
Comprehensive income attributable to Six Flags Entertainment Corporation	$136,873,000	$146,053,000

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010	Nine months ended September 30, 2009
Net income (loss)	$180,566,000	$548,949,000	$(78,566,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	175,000	5,419,000	8,429,000
Defined benefit retirement plan	—	1,902,000	3,977,000
Change in cash flow hedging	—	(559,000)	(2,671,000)
Comprehensive income (loss)	180,741,000	555,711,000	(68,831,000)

Comprehensive income attributable to noncontrolling interests	(35,679,000)	(76,000)	(35,072,000)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$145,062,000	$555,635,000	$(103,903,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities:
Net income (loss)	$180,566,000	$548,949,000	$(78,566,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities before reorganization activities:
Depreciation and amortization	74,031,000	45,675,000	104,823,000
Stock-based compensation	5,221,000	718,000	1,962,000
Interest accretion on notes payable	759,000	—	2,785,000
Loss on early repayment of debt	957,000	—	—
Reorganization items, net	4,970,000	(767,445,000)	85,763,000
(Gain) loss on discontinued operations	(89,000)	(8,323,000)	(968,000)
Amortization of debt issuance costs	2,920,000	962,000	3,313,000
Other, including loss on disposal of assets	3,776,000	1,830,000	14,393,000
Increase in accounts receivable	(23,595,000)	(11,375,000)	(30,093,000)
Increase (decrease) in inventories, prepaid expenses and other current assets	6,328,000	(6,483,000)	749,000
Decrease (increase) in deposits and other assets	12,302,000	232,000	(29,589,000)
(Decrease) increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	(20,415,000)	27,269,000	44,650,000
Increase (decrease) in accrued interest payable	10,746,000	(34,132,000)	16,128,000
Deferred income tax expense	5,315,000	56,528,000	951,000

Total adjustments	83,226,000	(694,544,000)	214,867,000

Net cash provided by (used in) operating activities before reorganization activities	263,792,000	(145,595,000)	136,301,000

Cash flow from reorganization activities:
Cash used in reorganization activities	(27,752,000)	(62,325,000)	(13,641,000)

Total net cash provided by (used in) operating activities	236,040,000	(207,920,000)	122,660,000

Cash flow from investing activities:
Additions to property and equipment	(31,905,000)	(42,956,000)	(75,597,000)
Property insurance recovery	8,000,000	5,831,000	2,423,000
Capital expenditures of discontinued operations	—	(110,000)	(546,000)
Return of capital from Dick Clark Productions	38,122,000	—	—
Acquisition of theme park assets	—	(48,000)	—
Cash from the consolidation of HWP Development, LLC	—	462,000	—
Maturities of restricted-use investments	98,000	25,000	15,638,000
Purchase of restricted-use investments	(187,000)	(17,000)	(1,917,000)
Proceeds from sale of discontinued operations	2,339,000	—	—
Gross proceeds from sale of assets	5,000	12,000	957,000

Net cash provided by (used in) investing activities	16,472,000	(36,801,000)	(59,042,000)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Successor	Predecessor
	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010	Nine months ended September 30, 2009
Cash flow from financing activities:
Repayment of borrowings	$(26,969,000)	$(1,470,255,000)	$(36,390,000)
Proceeds from borrowings	—	1,013,050,000	100,619,000
Proceeds from issuance of common stock	—	630,500,000	—
Purchase of redeemable minority interests	(4,795,000)	—	(58,461,000)
Noncontrolling interest distributions	(17,776,000)	—	(17,536,000)
Payment of debt issuance costs	(1,814,000)	(40,001,000)	(489,000)

Net cash provided by (used in) financing activities	(51,354,000)	133,294,000	(12,257,000)

Effect of exchange rate changes on cash	(270,000)	1,107,000	433,000

Increase (decrease) in cash and cash equivalents	200,888,000	(110,320,000)	51,794,000

Cash and cash equivalents at beginning of period	54,510,000	164,830,000	210,332,000

Cash and cash equivalents at end of period	$255,398,000	$54,510,000	$262,126,000

	Successor	Predecessor
	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010	Nine months ended September 30, 2009
Supplemental cash flow information:

Cash paid for interest	$20,397,000	$106,954,000	$77,707,000

Cash paid for income taxes	$3,066,000	$4,005,000	$4,091,000

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Chapter 11 Reorganization

On June 13, 2009 (the “Petition Date”), Six Flags, Inc. (“SFI”), Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with SFI, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019) (the “Chapter 11 Filing”).  SFI’s subsidiaries that own interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.

On April 1, 2010, the Debtors filed with the Bankruptcy Court their Modified Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”).  On April 30, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), dated April 29, 2010, which approved and confirmed the Plan.  The Plan and the Confirmation Order have been filed as Exhibits 2.1 and 99.1, respectively, to the Current Report on Form 8-K filed with the SEC on May 4, 2010.

Pursuant to the Plan, on the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation (the “Certificate of Incorporation”) which, among other things, changed SFI’s corporate name to “Six Flags Entertainment Corporation.”  As used herein, “SFI” means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation, references to “SFEC” mean Six Flags Entertainment Corporation following the filing of the Certificate of Incorporation with the Secretary of State of the State of Delaware, and the terms “we,” “our” or “Company” refer collectively to SFI or SFEC, as the case may be, and its consolidated subsidiaries.

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

(a)           Plan of Reorganization

General

The Plan included (i) the Exit Facilities (as defined below) of $1.140 billion; (ii) the assignment to SFI of SFO’s 12-1/4% Notes due 2016 (the “2016 Notes”) held by certain holders of Prepetition Notes (the “SFO Equity Conversion”) in an aggregate amount of $69.5 million in exchange for a number of shares of common stock of SFEC (the “Common Stock”), representing 8.625% of the equity of SFEC on the Effective Date, in full satisfaction of their claims arising under such assigned 2016 Notes; (iii) a $505.5 million rights offering (the “Offering”), which represented 62.733% of the Common Stock on the Effective Date, to the holders of certain unsecured claims (“Allowed Unsecured Claims”) specified in the Plan, that were “Accredited Investors,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Eligible Holders”); except that if the net proceeds from the Offering were less than $505.5 million, the parties who agreed to backstop the Offering (the “Backstop Purchasers”) pursuant to the terms and conditions set forth in the commitment agreement executed by the Debtors and the Backstop Purchasers, agreed to subscribe for any amount of Common Stock offered but not purchased pursuant to the Offering; (iv) an offering (the “Direct Equity Purchase”) to the Backstop Purchasers for an aggregate purchase price of $75.0 million (the “Direct Purchase Amount”) of a number of shares of

Common Stock on the Effective Date, representing 12.410% of the Common Stock; and (v) an offering (the “Additional Equity Purchase”) to certain Backstop Purchasers for an aggregate purchase price of $50.0 million (the “Additional Purchase Amount”), on the same pricing terms as the Offering, a number of shares of Common Stock, representing 6.205% of the Common Stock on the Effective Date.  The Plan also contemplated the New TW Loan (as defined below) and the Delayed Draw Equity Purchase (as defined below).  In addition, as required by the Plan, on June 3, 2010 the Company paid $295,718 to holders of unsecured claims against SFI who certified to the Company that they were not accredited investors as of April 7, 2010.

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

(b)           New Indebtedness

On the Effective Date, SFEC, SFO and SFTP entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation (the “Exit First Lien Facility”).  The Exit First Lien Facility consists of an $890,000,000 senior secured credit facility comprised of a $120,000,000 revolving loan facility (none of which was outstanding as of September 30, 2010 (excluding letters of credit in the amount of $1,901,000)) (the “Exit Revolving Loan”), which may be increased to up to $150,000,000 in certain circumstances, and a $770,000,000 term loan facility ($745,000,000 of which was outstanding as of September 30, 2010) (the “Exit Facility First Lien Term Loan” and, together with the Exit Revolving Loan, the “Exit Facility First Lien Loans”).  Interest on the Exit First Lien Facility accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) + 4.25% in the case of the Exit Revolving Loan and LIBOR + 4.00% in the case of the Exit Facility First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan.  The principal amount of the Exit Revolving Loan is due and payable on June 30, 2015.  The First Lien Credit Agreement requires quarterly repayments of principal on the Exit Facility First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Facility First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016.  On August 5, 2010 we made a discretionary $25,000,000 prepayment on the Exit Facility First Lien Term Loan and recorded a $957,000 net loss on the early repayment of debt.

On the Effective Date, SFEC, SFO and SFTP entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Exit Facility Credit Agreements”) with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation (the “Exit Second Lien Facility” and, together with the Exit First Lien Facility, the “Exit Facilities”).  The Exit Second Lien Facility consists of a $250,000,000 senior secured term loan facility (all of which was outstanding as of September 30, 2010) (the “Exit Facility Second Lien Loan” and, together with the Exit Facility First Lien Loans, the “Exit Facility Loans”).  Interest on the Exit Facility Second Lien Loan accrues at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor.  The Second Lien Credit Agreement does not require any amortization of principal and the entire outstanding principal amount of the Exit Facility Second Lien

Loan is due and payable on December 31, 2016.

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

(c)            New Common Stock

Pursuant to the Plan, on the Effective Date, SFEC issued an aggregate of 27,388,889 shares of

Common Stock at $0.025 par value.  SFEC has reserved approximately 5,000,000 shares of Common Stock for issuance pursuant to the Long-Term Incentive Plan in accordance with the Plan (of which 2,986,995 were granted during the third quarter of 2010).  SFEC has also reserved 500,000 shares of Common Stock in the event the board of directors determines to pay up to 50% of the annual director fees payable to non-employee members of the board of directors in shares of Common Stock (of which 16,152 were granted during the third quarter of 2010).

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
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$92,198,000	$(20,272,000)	$—	$71,926,000
Accrued compensation, payroll taxes and benefits	15,019,000	1,442,000	—	16,461,000
Accrued insurance reserves	16,492,000	19,074,000	(5,118,000)	30,448,000
Accrued interest payable	26,839,000	(26,630,000)	—	209,000
Other accrued liabilities	52,753,000	2,883,000	1,438,000	57,074,000
Deferred income	61,033,000	—	(1,324,000)	59,709,000
Liabilities from discontinued operations	5,409,000	—	—	5,409,000
Current portion of long-term debt	352,623,000	(317,946,000)	—	34,677,000

Total current liabilities not subject to compromise	622,366,000	(341,449,000)	(5,004)	275,913,000

Long-term debt	818,808,000	190,425,000	—	1,009,233,000

Other long-term liabilities	46,868,000	—	(9,383,000)	37,485,000

Deferred income taxes	118,821,000	—	58,927,000	177,748,000
Total liabilities not subject to compromise	1,606,863,000	(151,024,000)	44,540,000	1,500,379,000

Liabilities subject to compromise	1,745,175,000	(1,745,175,000)	—	—

Total liabilities	3,352,038,000	(1,896,199,000)	44,540,000	1,500,379,000

Redeemable noncontrolling interests	355,933,000	—	90,516,000	446,449,000

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value	—	—	—	—

New common stock, $0.025 par value, 60,000,000 shares authorized and 27,388,889 shares issued and outstanding at September 30, 2010	—	685,000	—	685,000
Old common stock, $0.025 par value, 210,000,000 shares authorized and 98,325,936 shares issued and outstanding at April 30, 2010 and December 31, 2009	2,458,000	(2,458,000)	—	—
Capital in excess of par value	1,508,155,000	(703,049,000)	—	805,106,000
Accumulated deficit	(2,308,699,000)	2,598,129,000	(289,430,000)	—
Accumulated other comprehensive loss	(26,535,000)	—	26,535,000	—
Total Six Flags Entertainment Corporation stockholders’ equity (deficit)	(824,621,000)	1,893,307,000	(262,895,000)	805,791,000
Noncontrolling interests	5,092,000	—	127,000	5,219,000

Total stockholders’ equity (deficit)	(819,529,000)	1,893,307,000	(262,768,000)	811,010,000
Total liabilities and stockholders’ equity (deficit)	$2,888,442,000	$(2,892,000)	$(127,712,000)	$2,757,838,000

(1)          Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the incurrence of new indebtedness under the Exit Facilities and repayment of the Prepetition Credit Agreement and Prepetition Notes, distributions of cash and Common Stock and the cancellation of SFI common stock.

The Plan’s impact resulted in a net decrease of $21,326,000 on cash and cash equivalents.  The significant sources and uses of cash were as follows:

Sources:

Net amount borrowed under the Exit Facility First Lien Term Loan	$762,300,000
Net amount borrowed under the Exit Facility Second Lien Loan	246,250,000
Proceeds from the Equity Offering	630,500,000
Total sources	1,639,050,000

Uses:

Repayment of amounts owed under the term loan portion of the Prepetition Credit Facility – long term portion	818,125,000
Repayment of amounts owed under the 2016 Notes	330,500,000
Repayment of amounts owed under the revolving portion of the Prepetition Credit Agreement	270,269,000
Repayment of amounts owed under the Prepetition TW Promissory Note	30,677,000
Repayment of amounts owed under the prepetition interest rate hedging derivatives	19,992,000
Repayment of amounts owed under the term loan portion of the Prepetition Credit Agreement – current portion	17,000,000
Payment of debt issuance costs on Exit Facilities	29,700,000
Payment of accrued interest	96,950,000
Payment of professional fees and other accrued liabilities	47,163,000
Total uses	1,660,376,000

Net cash uses	$(21,326,000)

The gain on the cancellation of liabilities subject to compromise, before income taxes, was calculated as follows:

Extinguishment of SFI senior notes (2010 Notes, 2013 Notes, 2014 Notes and the 2015 Notes)	$868,305,000
Extinguishment of the PIERS	306,650,000
Write-off of the accrued interest on the SFI senior notes	29,868,000
Write-off debt issuance costs on the Prepetition Credit Facility and the Prepetition TW Promissory Note	(11,516,000)
Issuance of Common Stock	(105,791,000)
Gain on the cancellation of liabilities subject to compromise, before income taxes	$1,087,516,000

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

•                  Redeemable noncontrolling interests — These are stated at fair value determined using the discounted cash flow methodology.  The valuation was performed based on multiple scenarios with certain number of “puts” assumed to be put each year.  The analysis used a 9.8% rate of return adjusted for annual inflation for the annual guaranteed minimum distributions to the holders of the put rights and a discount rate of 7%.

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

(4)             The following represent the methodologies and significant assumptions used in determining the fair value of the significant intangible assets, other than goodwill:

Certain long-lived intangible assets which include trade names, trademarks and licensing agreements were valued using a relief from royalty methodology.  Group-sales customer relationships were valued using a multi-period excess earnings method.  Sponsorship agreements were valued using the lost profits method. Certain intangible assets are subject to sensitive business factors of which only a portion are within control of the Company’s management.  A summary of the key inputs used in the valuation of these assets are as follows:

•                  The Company valued trade names, trademarks and its third party licensing rights using the income approach, specifically the relief from royalty method.  Under this method, the asset values were determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned or the third-party rights not currently licensed.  Royalty rates were selected based on consideration of several factors, including industry practices, the existence of licensing agreements, and importance of the trademark, trade name and licensed rights and profit levels, among other considerations. The royalty rate of 4% of expected adjusted net sales related to the respective trade names and trademarks was used in the determination of their fair values, and a rate of 1.5% was used for the third-party license agreement. The expected net sales were adjusted for certain international revenues, retail, licensing and management fees, as well as certain direct costs related to the licensing agreement.  The Company anticipates using the majority of the trade names and trademarks for an indefinite period, while the license agreement intangible asset will be amortized through 2020.  Income taxes were estimated at a rate of 39.5% and amounts were discounted using a 12% discount rate for trade names and trademarks and 15% for the third-party license agreement.  Trade name and trademarks were valued at approximately $344 million and the third-party license agreement at approximately $24 million.

•                  Sponsorship agreements were valued using the lost profits method, also referred to as “with or without” method.  Under this method, the fair value of the sponsorship agreements was estimated by assessing the loss of economic profits under a hypothetical condition where such agreements would not be in place and would need to be recreated.  The projected revenues, expenses and cash flows were calculated under each scenario and the difference in the annual cash flows was then discounted to the present value to derive at an indication of the value of the sponsorship agreements.  Income taxes were estimated at a rate of 39.5% and amounts were discounted using a 12% discount rate, resulting in approximately $43 million of value allocated to sponsorship agreements.

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

(h)           Impact on Net Operating Loss Carryforwards (“NOLs”)

SFEC is the common parent of an affiliated group of corporations (the “Six Flags Group”) that join in filing a consolidated federal income tax return.  We estimate that as of September 30, 2010, the Six Flags Group has consolidated federal income tax NOLs of approximately $1.1 billion.

Pursuant to the Plan, SFEC’s aggregate debt was substantially reduced.  In general, the discharge of debt for cash and property (including stock) having a value less than the amount owed is taxable as cancellation of debt income (“CODI”).  However, an exception is made for CODI arising in a bankruptcy proceeding.  Under this exception, SFEC’s CODI is not taxable income.  Instead, the Internal Revenue Code of 1986, as amended (“IRC”), requires that, after determining our 2010 federal income tax, SFEC reduce its remaining NOLs (first 2010 NOLs, then its oldest and then next-to-oldest NOLs, and so on) and then certain other tax benefits by the amount of CODI.  Because SFEC’s CODI exceeded its NOLs and other relevant tax benefits, the remaining CODI reduces SFO’s NOLs (in the same order), and then basis in SFI’s assets.

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

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  In September 2010, we entered into a settlement agreement with the Commonwealth of Kentucky, State Property and Buildings Commission, Finance and Administration Cabinet, and the Kentucky State Fair Board.  The settlement agreement provided for, among other things, payment to us of approximately $2.3 million, the transfer to the Kentucky State Fair Board of approximately 20 acres of land that we owned, the Kentucky State Fair Board waived all lease rejection damages, all rides (except for one rollercoaster which was removed from the park) remained at the park, and a general release of all claims by the parties.  The condensed consolidated financial statements as of and for all periods presented, reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these Notes, contains additional information on our results of operations and our financial position. That discussion should be read in conjunction with the condensed consolidated financial statements and these notes.  The 2009 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the nine-month period ended September 30, 2010 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

We evaluated subsequent events through the date the financial statements were issued.  No reportable subsequent events were identified as a result of our evaluation.

a.              Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.   We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  Furthermore, as a result of adopting FASB ASC Topic 810, Consolidation (“FASB ASC 810”) on January 1, 2010, we consolidated HWP as a subsidiary in our condensed consolidated financial statements beginning with the first quarter of 2010.  The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying September 30, 2010 condensed consolidated balance sheet as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See further discussion in Note 2(j) and Note 8.

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

Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy, we applied fresh start reporting, in which our assets and liabilities will be recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC 805.  The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill.  See Note 1(g) for discussion of application of fresh start accounting and effects of the Plan.  The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(g) results in financial statements that are not comparable to financial statements in periods prior to emergence.

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

	Successor	Predecessor
	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010	Nine months ended September 30, 2009

Write-off of unamortized debt issuance costs, premiums and discounts associated with unsecured debt subject to compromise	$—	—	67,581
Gain on settlement of liabilities subject to compromise	—	(1,087,516)	—
Fresh start reporting adjustments	—	230,503	—
Costs and expenses directly related to the reorganization	4,970	89,568	18,182
Total reorganization items	$4,970	(767,445)	85,763

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

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of September 30, 2010, we have a liability of approximately $1.2 million accrued for interest and penalties.

e.               Long-Lived Assets

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

f.                 Derivative Instruments and Hedging Activities

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

g.              Income Per Common Share

The effect of potential common stock issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for both the three and five months ended September 30, 2010 does not include 2,531,000 options, and for the three and nine months ended September 30, 2009 does not include 6,500,000 options, as the effect of the exercise of these options would be antidilutive.  Additionally, the weighted average number of shares of common stock on a diluted basis for the nine-month periods ended September 30, 2009 does not include the effect of the potential conversion of the PIERS and for the nine-month period ended September 30, 2009 does not include the effect of the potential conversion of the 2015 Notes, as the effect of such conversion and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive.  The PIERS, which were included in the liabilities subject to compromise as of September 30, 2009 and are shown as mandatorily redeemable preferred stock on our consolidated balance sheet as of December

31, 2009, were issued in January 2001 and are convertible into 13,209,000 (after giving effect to 483,000 PIERS that converted to common stock in the third quarter of 2009).  The 2015 Notes were convertible at the option of the holder into 44,094,000 shares of common stock, although we could have satisfied conversions by delivering cash in lieu of shares. The following table reconciles the weighted average number of shares of common stock outstanding used in the calculations of basic and diluted income per share for the three and five months ended September 30, 2010, for the four months ended April 30, 2010 and for the three and nine months ended September 30, 2009.

	Successor			Predecessor
	Three months ended September, 30 2010			Three months ended September 30, 2009
		Weighted			Weighted
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic Earnings Per Share:
Net income	$133,861,000			$143,340,000
PIERS dividends	—			(5,413,000)

	133,861,000	27,585,000	$4.85	137,927,000	97,864,000	$1.41

Diluted Earnings Per Share:
Effect of potential common stock issuable upon exercise of employee stock options	—	—		—	—
Effect of dilutive securities:
PIERS	—	—		5,413,000	6,789,000
Convertible Notes	—	—		—	44,094,000

	$133,861,000	27,585,000	$4.85	$143,340,000	148,747,000	$0.96

	Successor			Predecessor
	Five months ended September 30, 2010			Four months ended April 30, 2010
		Weighted			Weighted
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Loss	Outstanding	Amount

Basic Earnings Per Share:
Net income	$144,887,000			$548,873,000

	144,887,000	27,516,000	$5.27	548,873,000	98,054,000	$5.60

Diluted Earnings Per Share:
Effect of potential common stock issuable upon exercise of employee stock options	—	—		—	—

	$144,887,000	27,516,000	$5.27	$548,873,000	98,054,000	$5.60

	Predecessor
	Nine months ended September 30, 2009
		Weighted
		Average	Per
	Net	Shares	Share
	Income	Outstanding	Amount

Basic Earnings Per Share:
Net loss	$(113,638,000)
PIERS dividends	(16,342,000)

	(129,980,000)	97,607,000	$(1.33)

Diluted Earnings Per Share:
Effect of potential common stock issuable upon exercise of employee stock options	—	—
Effect of dilutive securities:
PIERS	—	—
Convertible Notes	—	—

	$(129,980,000)	97,607,000	$(1.33)

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

h.              Reclassifications

Reclassifications have been made to certain amounts reported in 2009 to conform to the 2010 presentation.

i.                 Stock Benefit Plans

Successor

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, SFEC may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, “Awards”) to select employees, officers, directors and consultants of SFEC and its affiliates.  The Long-Term Incentive Plan provides that no more than 4,833,333 shares of Common Stock may be issued pursuant to Awards under the Long-Term Incentive Plan as of the Effective Date, and if and to the extent the Delayed Draw Equity Purchase is consummated, up to 149,956 additional shares of Common Stock will be available for issuance under the Long-Term Incentive Plan.  At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.

During the three and five months ended September 30, 2010, stock-based compensation expense related to the Long-Term Incentive Plan was $5,221,000.

As of September 30, 2010, options to purchase approximately 2,531,000 shares of Common Stock and approximately 381,000 shares of restricted stock were outstanding under the Long-Term Incentive Plan and approximately 1,846,000 shares were available for future grant.

Successor - Stock Options

Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options.  Options are generally granted with an exercise price equal to the fair market value of the Common Stock on the date of grant.  Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. Options are generally granted with a 10-year term.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model.  This model takes into account several factors and assumptions.  The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant.  The simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants are not representative or sufficient to be used to develop an expected term assumption.  Expected volatility was based on the historical volatility of similar companies’ common stock for a period equal to the stock option’s expected term, calculated on a daily basis.  The expected dividend yield is based on expected dividends for the expected term of the stock options.  The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

The weighted-average assumptions used to estimate the fair value of stock options granted in the five months ended September 30, 2010 are as follows:

	September 30, 2010
	CEO	Employees
Risk-free interest rate	2.16%	1.91%
Expected term (in years)	6.25	6.25
Expected volatility	44.11%	43.97%
Expected dividend yield	—	—

Stock option activity for the five months ended September 30, 2010 was as follows:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at May 1, 2010	—	—
Granted	2,570,000	37.23
Exercised	—	—
Canceled or exchanged	—	—
Forfeited	(39,000)	35.00
Expired	—	—
Balance at September 30, 2010	2,531,000	37.26	9.85	17,000,000
Vested and expected to vest at September 30, 2010	2,511,000	37.24	9.90	16,908,000
Options exercisable at September 30, 2010	13,000	35.00	9.85	115,000

There were 2,570,000 options granted in the five months ended September 30, 2010.  The weighted average grant date fair value of the options granted during the five months ended September 30, 2010 was $16.44.  The total intrinsic value of options exercised for the period was $0.  The total fair value of options that vested during the three and five months ended September 30, 2010 was $0.2 million.

At September 30, 2010, options exercisable were 13,000 and the weighted average exercise price of those options was $35.00.

As of September 30, 2010, there was $39.2 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 3.91 years.

Successor - Restricted Stock

Restricted stock granted under the Long-Term Incentive Plan are subject to transfer and other restrictions as determined by the compensation committee of SFEC’s board of directors.  Generally, the unvested portion of restricted stock awards is forfeited upon termination of employment.  The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

There were 460,115 shares of restricted stock granted during the five months ended September 30, 2010 to certain key employees and non-employee directors.  Of the 460,115 shares issued (i) 74,337 vested on August 12, 2010, (ii) approximately 95,319 shares will vest in each of 2011, 2012, 2013 and 2014, and (iii) 4,501 shares were forfeited during the third quarter of 2010.  In addition to the restricted stock issued during the five months ended September 30, 2010, a performance award was granted that could result in an additional 455,614 shares being granted to certain key employees based on the EBITDA performance of the Company in 2011 and 2012.  There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of September 30, 2010.  The total unrecognized compensation expense related to this award based on the closing market price of the Common Stock on September 30, 2010 is $20,029,000 that will be expensed over the service period if it becomes probable of achieving the performance condition.  We will continue to evaluate the probability of achieving these performance conditions going forward and record the appropriate expense if necessary.

Restricted stock activity for the five months ended September 30, 2010 was as follows:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at May 1, 2010	—	—
Granted	460,000	35.49
Vested	(74,000)	32.00
Forfeited	(5,000)	32.49
Cancelled	—	—
Non-vested balance at April 30, 2010	381,000	36.21

The weighted average grant date fair value per share of restricted stock awards granted during the five months ended September 30, 2010 was $35.49

The total grant date fair value of the restricted stock awards granted during the five months ended September 30, 2010 was $16.4 million.  The total fair value of restricted stock awards that vested during the three and five months ended September 30, 2010 was $2.4 million.  As of September 30, 2010, there was $13.1 million of unrecognized compensation costs related to our restricted awards.  The weighted average period over which that cost is expected to be recognized is 3.57 years.

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

During the four months ended April 30, 2010 and the nine months ended September 30, 2009, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $2,004,000

($1,286,000 of which was recorded in reorganization items as the grants were canceled as a result of the Plan) and $1,962,000, respectively.

Under the Preconfirmation Stock Incentive Plans, our employees and directors were awarded stock options, restricted stock and other stock-based awards.  As of September 30, 2009, options to purchase 6,500,000 shares of SFI’s common stock and approximately 1,751,000 shares of restricted stock were outstanding under the Preconfirmation Stock Incentive Plans and approximately 3,861,000 shares were available for future grant.  No awards were granted in the first four months of 2010.

Predecessor - Stock Options

Options granted under the Preconfirmation Stock Incentive Plans were designated as either incentive stock options or non-qualified stock options.  Options were generally granted with an exercise price equal to the market value of SFI’s common stock on the date of grant.  These option awards generally vested 20% per year, commencing with the date of grant, and had a contractual term of either 7, 8 or 10 years.  In addition, Mark Shapiro, our former President and Chief Executive Officer, was granted 475,000 options during the first quarter of 2006 that became exercisable only if certain market prices of SFI’s common stock were maintained for consecutive 90-day periods.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

The weighted-average assumptions used to estimate the fair value of stock options granted in the nine months ended September 30, 2009 are as follows:

	September 30, 2009
	Employees	Directors
Risk-free interest rate	1.79%	—
Expected term (in years)	5.68	—
Expected volatility	68.47%	—
Expected dividend yield	—	—

Stock option activity for the four months ended April 30, 2010 was as follows:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	6,490,000	6.23
Granted	—	—
Exercised	—	—
Canceled or exchanged	(6,480,000)	6.24
Forfeited	(10,000)	2.17
Expired	—	—
Balance at April 30, 2010	—	—	—	—
Vested and expected to vest at April 30, 2010	—	—	—	—
Options exercisable at April 30, 2010	—	—	—	—

There were no options granted in the four months ended April 30, 2010.  The weighted average grant date fair value of the options granted during the nine months ended September 30, 2009 was $0.20.  The total intrinsic value of options exercised for the period was $0.  The total fair value of options that vested during the four months ended April 30, 2010 was $3.0 million.   The total fair value of options that vested during the first nine months of 2009 was $3.2 million.

On the Effective Date, all stock-based compensation arrangements and awards were cancelled.  Immediately upon cancellation, we recorded $668,000 in unrecognized compensation costs associated with the cancelled option awards as a reorganization item.

Predecessor - Restricted Stock

Restricted stock granted under the Preconfirmation Stock Incentive Plans were subject to transfer and other restrictions as determined by the compensation committee of SFI’s board of directors.  Generally, the unvested portion of restricted stock awards was forfeited upon termination of employment.  The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

No restricted shares were issued in the four months ended April 30, 2010.  We issued 50,000 shares of restricted stock during the nine months ended September 30, 2009 to our former Chief Financial Officer pursuant to the terms of his employment agreement.

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

Restricted stock activity for the four months ended April 30, 2010 was as follows:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2010	1,746,997	4.88
Granted	—	—
Vested	(504,996)	5.90
Forfeited	(1,755)	1.84
Cancelled	(1,240,246)	4.46
Non-vested balance at April 30, 2010	—	—

There was no restricted stock granted in the first four months of 2010.  The weighted average grant date fair value per share of restricted stock awards granted during the nine months ended September 30, 2009 was $0.33.

The total grant date fair value of the restricted stock awards granted during the nine months ended September 30, 2009 was $0.02 million.  The total fair value of restricted stock awards that vested during the four months ended April 30, 2010 was $3.0 million.   The total fair value of restricted stock awards that vested during the first nine months ended 2009 was $0.03 million.

On the Effective Date, all restricted stock awards were cancelled.  Immediately upon cancellation, we recorded $618,000 of unrecognized compensation costs associated with the cancelled awards in reorganization expense.

j.                 New Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified into FASB ASC 810.  FASB ASC 810 changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who, if anyone, has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  FASB ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We adopted the new guidance at January 1, 2010.  As a result of adopting FASB ASC 810, we consolidated HWP as of January 1, 2010, as we satisfy the qualifications of being a primary beneficiary of this entity.  As a result of consolidating HWP, our total assets, total liabilities and noncontrolling interest on January 1, 2010 increased by approximately $38.8 million, $33.8 million and $5.0 million, respectively.  As of September 30, 2010, the equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interest.  The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statements of operations for periods ended September 30, 2010.  The adoption of FASB ASC 810 did not change the accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate.  See Note 8.

3.                                Disposition of Parks

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  On September 20, 2010, we settled the lease rejection with the Kentucky State Fair Board and recorded an $89,000 gain on the final settlement.

During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005.  See Notes 2 and 7.

Our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our Louisville and New Orleans parks as discontinued operations.  The discontinued operations, excluding contingent liabilities discussed in Note 7, have been presented in the September 30, 2010 and December 31, 2009 consolidated balance sheets as follows (in thousands):

	Successor	Predecessor
	September 30, 2010	December 31, 2009

Property, plant and equipment, net	$—	$1,200,000
Total assets held for sale	$—	$1,200,000

The net gain (loss) from discontinued operations was classified in the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009 as “discontinued operations.”  Summarized results of discontinued operations are as follows (in thousands):

	Successor	Predecessor
	Three months ended September 30, 2010	Three months ended September 30, 2009

Operating revenue	$111	$7,106
Loss from discontinued operations before income taxes	(280)	(6)
Decrease in contingent liabilities from sale indemnities	347	4,351
Gain on assets held for sale	89	—
Net results of discontinued operations	$156	$4,345

	Successor	Predecessor
	Five months ended September 30, 2010	Four months ended April 30, 2010	Nine months ended September 30, 2009

Operating revenue	$111	$127	$13,200
Loss from discontinued operations before income taxes	(774)	(2,633)	(3,930)
Decrease in contingent liabilities from sale indemnities	70	10,308	2,387
Gain on assets held for sale	89	2,084	—
Net results of discontinued operations	$(615)	$9,759	$(1,543)

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

5.             Fair Value of Financial Instruments

The following table and accompanying information present the estimated fair values of our financial instruments at September 30, 2010 and December 31, 2009 and classification of such instruments in accordance with FASB ASC 820.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Successor		Predecessor
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,816,000	2,816,000	$2,387,000	2,387,000
Long-term debt (excluding PIERS)	(1,017,938,000)	(1,026,563,000)	(2,406,580,000)	(1,814,082,000)
PIERS	—	—	(306,650,000)	(5,750,000)
Interest rate swaps	—	—	(19,992,000)	(19,992,000)

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

6.           Long-Term Indebtedness

On the Effective Date, SFEC, SFO and SFTP entered into the First Lien Credit Agreement with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation.  The Exit First Lien Facility consists of an $890,000,000 senior secured credit facility comprised of the $120,000,000 Exit Revolving Loan (none of which was outstanding as of September 30, 2010 (excluding letters of credit in the amount of $1,901,000)), which may be increased to up to $150,000,000 in certain circumstances, and a $770,000,000 term loan facility ($745,000,000 of which was outstanding as of September 30, 2010).  Interest on the Exit First Lien Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the Exit Revolving Loan and LIBOR + 4.00% in the case of the Exit Facility First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan.  At September 30, 2010, the weighted average interest rate for borrowing under the First Lien Credit Agreement was 6%.  The principal amount of the Exit Revolving Loan is due and payable on June 30, 2015.  The First Lien Credit Agreement requires quarterly repayments of principal on the Exit Facility First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Facility First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016.  On August 5, 2010 we made a discretionary $25,000,000 prepayment on the Exit Facility First Lien Term Loan and recorded a $957,000 net loss on the early repayment of debt.

On the Effective Date, SFEC, SFO and SFTP entered into a Second Lien Credit Agreement with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation.  The Exit Second Lien Facility consists of a $250,000,000 senior secured term loan facility (all of which was outstanding as of September 30, 2010).  Interest on the Exit Facility Second Lien Loan accrues at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor.  At September 30, 2010, the weighted average interest rate for borrowing under the Second Lien Credit Agreement was 9.25%.  The Second Lien Credit Agreement does not require any amortization of principal and the entire outstanding principal amount of the Exit Facility Second Lien Loan is due and payable on December 31, 2016.

Pursuant to the First Lien Guarantee and Collateral Agreement and the Second Lien Guarantee and Collateral Agreement, amounts outstanding on the Exit First Lien Facility and the Exit Second Lien Facility, respectively, are guaranteed by the Exit Financing Loan Parties.  The Exit First Lien Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties and the Exit Second Lien Facility is secured by second priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The Exit Facility Credit Agreements contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants and, with respect to the First Lien Credit Agreement, a maximum first lien leverage maintenance covenant.  In addition, the Exit Facility Credit Agreements contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The Exit Facility Credit Agreements contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

On the Effective Date, the Acquisition Parties entered into the New TW Loan Agreement with the New TW Lender.  The New TW Loan Agreement provided the Acquisition Parties with a $150,000,000 multi-draw term loan facility.  Interest on the New TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR or (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Facility First Lien Loans (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit First Lien Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit First Lien Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10,000,000, (b) for the fiscal year ending December 31, 2011, $12,500,000 and (c) for each subsequent fiscal year, $15,000,000.  The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The New TW Loan Agreement requires prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties.  The New TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by the New TW Guarantors under the terms of the New TW Guarantee Agreement entered into by the New TW Guarantors in favor of the New TW Lender on the Effective Date.  The New TW Loan Agreement and New TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement.  No borrowing occurred during 2010 under the New TW Loan with respect to the 2010 “put” obligations.

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

On November 5, 2007, HWP entered into the $33,000,000 Refinance Loan retiring (i) the $31,000,000 construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $213,000 are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $522,000 and $344,000 at September 30, 2010 and December 31, 2009, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850,000,000 term loan maturing on April 30, 2015 ($835,125,000 of which was outstanding at September 30, 2009); (ii) a revolving facility totaling $275,000,000 ($270,270,000 of which was outstanding at September 30, 2009 (as well as letters of credit in the amount of $2,163,000 on that date)), and (iii) an uncommitted optional term loan tranche of up to $300,000,000.  The interest rate on borrowings under the Prepetition Credit Agreement could have been fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate was based upon specified levels in excess of the applicable base rate, or LIBOR.  At September 30, 2009, the weighted average interest rate for borrowing under the term loan and the revolving facility was 4.59% and 4.96%, respectively.  Commencing on September 30, 2007, SFTP, the primary borrower under the Prepetition Credit Agreement and an indirect wholly owned subsidiary of SFEC, was required to make quarterly principal repayments on the term loan in the amount of $2,125,000 with all remaining principal due on April 30, 2015.  The utilization of the revolving facility was available until March 31, 2013.  The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  On the Effective Date, pursuant to the Plan and the Confirmation Order, the Prepetition Credit Agreement was cancelled and the lenders thereunder were paid in full.

During the Chapter 11 Filing, we recorded post-petition interest on prepetition obligations only to the extent we believed the interest would be paid during the Chapter 11 Filing or that it was probable that the interest would be an allowed claim.  Included in interest expense for the quarter ended March 31, 2010, was $31,362,000 related to interest on the 2016 Notes, for the period of June 13, 2009 through December 31, 2009 that was recorded based on a change in the estimated probable allowed claim under the Chapter 11 Filing.  In addition, had we recorded interest on the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes based on our prepetition contractual obligations, interest expense would have increased by $22,806,000 during the four months ended April 30, 2010, $29,355,000 for the three months ended September 30, 2009 and by $35,226,000 for the nine months ended September 30, 2009.

7.             Commitments and Contingencies

We have filed and settled property insurance claims, including business interruption, with our insurers relating to our New Orleans park.  We had an insurance receivable of $8.0 million at June 30, 2010, which reflected the final settlement of our claim for business interruption and the destroyed assets.  We received the full $8.0 million in insurance proceeds during the third quarter of 2010.

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (“Former SFEC”) for $976,000,000, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $62,317,000 (as of 2010 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks of which our share based on our ownership of units as of September 30, 2010 will be approximately $26,766,000, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.  As of September 30, 2010, we owned approximately 29.7% and 52.7% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable interests of approximately 70.3% and 47.3% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $351.1 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

As we purchase units relating to either of Partnership Parks, we are entitled to the minimum distribution and other distributions attributable to such units, unless we are then in default under the applicable agreements with our partners at such Partnership Parks.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregated approximately $31.1 million for both parks based on current purchase prices.  To address the 2009 purchase of limited partnership units, a subsidiary of Time Warner provided a loan to our subsidiaries that were required to purchase the put units, which was repaid in connection with the Plan. To address future purchase obligations of limited partnership units, we entered into the New TW Loan, under which we did not borrow in 2010.  Pursuant to the 2010 annual offer, we purchased 1.77 units from the Texas partnership and 0.83 units from the Georgia partnership for approximately $4.8 million in May 2010.  The maximum unit purchase obligations for 2011 at both parks aggregated approximately $334.1 million, representing approximately 65.6% of the outstanding units of SFOG and 45.9% of the outstanding units of SFOT.  See Notes 1 and 6.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Parks arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We intend to incur approximately $18.4 million of capital expenditures at the Partnership Parks for the 2010 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $24.3 million of cash in 2009 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI.  At September 30, 2010, we had total loans receivable outstanding of $233.0 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

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

On May 11, 2010, the board of directors of the Company terminated Mark Shapiro, the former President and Chief Executive Officer of the Company, from his employment with the Company effective June 10, 2010.  On May 20, 2010, Mr. Shapiro filed an arbitration demand, which was amended on June 11, 2010, alleging that the Company breached the terms of the employment agreement, dated April 30, 2010, by and between Mr. Shapiro and the Company.  On August 15, 2010, the Company entered into a Settlement Agreement and Mutual Release with Mr. Shapiro pursuant to which each of the parties agreed to dismiss the arbitration proceedings regarding the termination of Mr. Shapiro’s employment and to release the other party from any and all present and future claims, and pursuant to which the Company agreed to pay Mr. Shapiro an amount equal to $10 million plus all reasonable and documented attorneys’ fees of Mr. Shapiro in connection with the dispute, which equaled $0.9 million. This settlement amount was paid in the third quarter of 2010.

On September 7, 2010, the Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed’s employment agreement with the Company.   On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Six Flags Entertainment Corp., Six Flags, Inc., Six Flags Operations Inc., and Six Flags Theme Parks Inc., as Respondents.  Mr. Speed’s arbitration action asserts various claims relating to and arising out of his employment agreement with the Company.  The Company and all of the Respondents deny Mr. Speed’s allegations and intend to defend the arbitration action vigorously.

We had guaranteed the payment of a $32,200,000 construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture was not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33,000,000 term loan ($32,033,000 and $32,430,000 of which was outstanding at September 30, 2010 and September 30, 2009, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of HWP to repay the loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the nine months ended September 30, 2010 and 2009, we have received or accrued $617,000 and $608,000, respectively, in management fee revenues from HWP.  As of September 30, 2010 and December 31, 2009, HWP owed us approximately $63,000 and $324,000, respectively, related to short-term intercompany transactions between the entities.  During the first nine months of 2009, we contributed approximately $361,000 to HWP for our portion of a capital call and as of the date of this filing there have been no capital calls required in 2010.  See Note 8.

At September 30, 2010, we have accrued liabilities for tax and other indemnification contingencies of $7.8 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not required to be paid.

8.             Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT, SFOG and Six Flags White Water Atlanta.  Noncontrolling interests represent the third parties’ share of the assets of HWP.

The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG:

Balance at January 1, 2010	$355,933,000
Purchase of redeemable units of SFOT and SFOG	(4,795,000)
Net income attributable to redeemable noncontrolling interests	35,552,000
Distributions to redeemable noncontrolling interests	(17,776,000)
Fresh start reporting adjustments	90,516,000
Balance at September 30, 2010	$459,430,000

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

As a result of adopting FASB ASC 810, we consolidated HWP in our condensed consolidated financial statements beginning with the first quarter of 2010.  The following table presents a rollforward of noncontrolling interests in HWP:

Balance at January 1, 2010	$5,016,000
Net income attributable to noncontrolling interests	203,000
Distributions to noncontrolling interests	—
Fresh start reporting adjustment	127,000
Balance at September 30, 2010	$5,346,000

Prior to adopting FASB ASC 810, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance.  As of December 31, 2009, we included our investment of $1,800,000 in deposits and other assets in the accompanying condensed consolidated balance sheets.  See Note 2(k).

On June 18, 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at September 30, 2010.  Furthermore, as a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value (see Note 1(g)).  During the third quarter of 2010, we received distributions from DCP in the amount of $42,500,000.  We have accounted for our investment under the equity method and have included our investment of $8,171,000 and $43,453,000 as of September 30, 2010 and December 31,

2009, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

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

	Successor	Predecessor
	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009

Theme park revenue	$475,587	$449,930
Theme park cash expenses	(210,207)	(219,657)
Aggregate park EBITDA	265,380	230,273
Equity in income of partnerships – EBITDA	1,199	2,684
Corporate expenses	(9,801)	(7,688)
Stock-based compensation	(5,221)	(521)
Other expense, net	(4,467)	(148)
Equity in income (loss) of partnerships	(1,920)	(1,163)
Depreciation and amortization	(43,931)	(36,152)
(Loss) gain on disposal of fixed assets	(1,004)	723
Loss on early repayment of debt	(957)	—
Reorganization items, net	(3,993)	(7,038)
Restructure costs	(14,990)	—
Interest expense	(20,672)	(16,213)
Interest income	259	152
Income from continuing operations before income taxes and discontinued operations	$159,882	$164,909

	Successor	Predecessor
	Five Month Period Ended September 30, 2010	Four Month Period Ended April 30, 2010	Nine Month Period Ended September 30, 2009

Theme park revenue	$726,023	$128,077	$797,813
Theme park cash expenses	(359,775)	(159,444)	(530,645)
Aggregate park EBITDA	366,248	(31,367)	267,168
Equity in income of partnerships – EBITDA	2,086	3,701	7,070
Corporate expenses	(17,578)	(15,214)	(34,534)
Stock-based compensation	(5,221)	(718)	(1,962)
Other income (expense), net	(5,660)	802	(18,092)
Equity in income (loss) of partnerships	(3,115)	(3,107)	(4,900)
Depreciation and amortization	(74,031)	(45,675)	(104,823)
Loss on disposal of fixed assets	(1,128)	(1,923)	(5,455)
Loss on early repayment of debt	(957)	—	—
Reorganization items, net	(4,970)	767,445	(85,763)
Restructure costs	(31,462)	—	—
Interest expense	(34,821)	(74,375)	(91,209)
Interest income	333	241	691
Income (loss) from continuing operations before income taxes and discontinued operations	$189,724	$599,810	$(71,809)

All of our parks are located in the United States except one park located in Mexico City, Mexico and one located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first nine months of 2010 and 2009:

	(in thousands)
	Domestic	Foreign	Total
2010
Long-lived assets	$2,264,287	123,624	2,387,911
Revenue	774,795	79,305	854,100
Income from continuing operations before income taxes and discontinued operations	764,591	24,943	789,534

2009
Long-lived assets	$2,423,769	121,632	2,545,401
Revenue	727,445	70,368	797,813
Income (loss) from continuing operations before income taxes and discontinued operations	(87,274)	15,465	(71,809)

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

Components of Net Periodic Cost (Benefit)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$103,000	$—	$172,000	$292,000
Interest cost	2,431,000	2,311,000	7,277,000	7,035,000
Expected return on plan assets	(2,530,000)	(2,078,000)	(7,443,000)	(6,237,000)
Amortization of net actuarial loss	—	232,000	272,000	796,000
Curtailment loss	—	—	—	70,000
Total net periodic cost	$4,000	$465,000	$278,000	$1,956,000

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Discount rate	5.900%	6.125%	5.900%	6.125%
Rate of compensation increase	N/A	4.000%	N/A	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%	7.500%

Employer Contributions

During the nine months ended September 30, 2010, we made pension contributions of $1,620,000.

11.          Income Taxes

Recorded income tax expense (benefit) allocated to income (loss) from continuing operations differed from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes in the nine months of 2010 and 2009 loss before income taxes as follows:

	Successor	Predecessor
	Period from May 1, 2010 through September 30, 2010	Period from January 1, 2010 through April 30, 2010	Nine months ended September 30, 2009
Computed “expected” federal income tax expense (benefit)	$66,403,000	$209,933,000	$(25,133,000)
Change in valuation allowance	(69,560,000)	(204,004,000)	42,581,000
Effect of state and local income taxes, net of federal tax benefit	4,810,000	18,128,000	(2,618,000)
Deduction for noncontrolling interest income distribution	(12,487,000)	(27,000)	(12,275,000)
Nondeductible compensation	2,335,000	2,651,000	604,000
Effect of foreign income taxes	8,693,000	(12,370,000)	2,100,000
Reorganization items and fresh start accounting adjustments, net	5,121,000	51,308,000	—
Other, net	3,228,000	(4,999,000)	(45,000)
	$8,543,000	$60,620,000	$5,214,000

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

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles.  Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax benefits (deferred tax assets).  The tax effects of these temporary differences as of September 30, 2010 and December 31, 2009 are presented below:

	Successor	Predecessor
	September 30,	December 31,
	2010	2009
Deferred tax assets before valuation allowance	$600,488,000	$892,257,000
Less valuation allowance	343,141,000	620,229,000
Net deferred tax assets	257,347,000	272,028,000
Deferred tax liabilities	440,267,000	392,630,000
Net deferred tax liability	$182,920,000	$120,602,000

	Successor	Predecessor
	September 30,	December 31,
	2010	2009
Deferred tax assets:
Federal net operating loss carryforwards	$362,447,000	$651,207,000
State net operating loss carryforwards	179,219,000	180,752,000
Alternative minimum tax credits	6,591,000	6,591,000
Accrued insurance, pension liability and other	52,231,000	53,707,000
	$600,488,000	$892,257,000
Deferred tax liabilities:
Property and equipment	$313,299,000	$373,620,000
Intangible assets and other	126,968,000	19,010,000
	$440,267,000	$392,630,000

As of September 30, 2010 we have approximately $1,140,709,000 of NOLs available for U.S. federal income tax purposes which expire through 2029 and NOLs available for state income tax purposes which aggregate to approximately $4,592,247,000 and expire through 2029.  We have recorded a valuation allowance of $343,141,000 and $620,229,000 as of September 30, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire.  The valuation allowance, at September 30, 2010 and December 31, 2009, is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets are recoverable.  We had approximately $6,591,000 of alternative minimum tax credits as of September 30, 2010 and December 31, 2009, respectively.  These credits have no expiration date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Results of operations for the three and nine-month periods ended September 30, 2010 and 2009 are not indicative of the results expected for the full year.  In particular, our park operations generate a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53% of total revenues in the first nine months of 2010) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

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

On June 21, 2010, the Common Stock commenced trading on the New York Stock Exchange under the symbol “SIX.”

The Company has recently experienced significant changes in its senior management and the Company’s board of directors.  On May 11, 2010, Alexander “Al” Weber, Jr., was named the Company’s President and Interim Chief Executive Officer, and the Company announced that it had retained an executive search firm to seek candidates to serve as the Chief Executive Officer on a permanent basis.  Effective as of May 11, 2010, Mark Shapiro was no longer serving as the Company’s President and Chief Executive Officer, and effective as of June 10, 2010, he was no longer with the Company.  In addition, Mark Jennings resigned as a member of the Company’s board of directors effective as of May 11, 2010 and Mark Shapiro resigned as a member of the Company’s board of directors effective May 28, 2010.

Commencing on June 16, 2010, the Company implemented a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Dallas, Texas corporate offices.  As part of the workforce reduction, the Company terminated, without cause, the employment agreements with Michael Antinoro, Executive Vice President, Entertainment and Marketing, Andrew Schleimer, Executive Vice President, Strategic Development and In-Park Services, and Mark Quenzel, Executive Vice President, Park Strategy and Management.  Effective as of July 16, 2010, Messrs. Antinoro, Quenzel and Schleimer were no longer employed by the Company.  The Company anticipates annualized savings from its reduction in costs to approximate $17.0 million.

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

Usman Nabi, the Company’s prior Chairman, continues to serve as a Director of the Company and a member of the Executive Committee and Al Weber assumed the role of Chief Operating Officer of the Company.

On August 15, 2010, the Company entered into a Settlement Agreement and Mutual Release with Mark Shapiro, the Company’s former Chief Executive Officer, pursuant to which each of the parties agreed to dismiss the arbitration proceedings regarding the termination of Mr. Shapiro’s employment and to release the other party from any and all present and future claims, and pursuant to which the Company agreed to pay Mr. Shapiro an amount equal to $10 million plus all reasonable and documented attorneys’ fees of Mr. Shapiro in connection with the dispute, which equaled $0.9 million.

On August 20, 2010, the Company entered into a retirement and consulting agreement with its former General Counsel, James M. Coughlin, setting forth certain terms relating to Mr. Coughlin’s retirement from the Company, which retirement became effective July 28, 2010.

On September 7, 2010, the Company appointed John M. Duffey as the Company’s Executive Vice President and Chief Financial Officer.  Mr. Duffey previously served as Executive Vice President and Chief Integration Officer of Siemens Healthcare Diagnostics from November 2007 to January 2010.  Prior to Dade Behring’s acquisition by Siemens AG, Mr. Duffey served as the Executive Vice President and Chief Financial Officer of Dade Behring from 2001 to November 2007.

Also, on September 7, 2010, the Company appointed Lance C. Balk as the Company’s Executive Vice President and General Counsel.  Mr. Balk previously served as Senior Vice President and General Counsel of Siemens Healthcare Diagnostics (and a predecessor company, Dade Behring) from May 2006 to January 2010.  Before joining Dade Behring, Mr. Balk was a partner at Kirkland & Ellis LLP, which he joined in 1984, and where he co-founded the firm’s New York corporate and securities practices.

On September 7, 2010, the Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed’s employment agreement with the Company.   On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Six Flags Entertainment Corp., Six Flags, Inc., Six Flags Operations Inc., and Six Flags Theme Parks Inc., as Respondents.  Mr. Speed’s arbitration action asserts various claims relating to and arising out of his employment agreement with the Company.  David Kyle Bradshaw, the Company’s former Senior Vice President-Finance and Chief Accounting Officer, was also terminated on September 7, 2010.

On September 28, 2010, the Company terminated Louis Koskovolis, the former Executive Vice President, Corporate Alliances, of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Koskovolis’ employment agreement with the Company.  Effective as of October 28, 2010, Mr. Koskovolis was no longer employed by the Company.

In September 2010, we entered into a settlement agreement with the Commonwealth of Kentucky, State Property and Buildings Commission, Finance and Administration Cabinet, and the Kentucky State Fair Board.  The settlement agreement provided for, among other things, payment to us of approximately $2.3 million, the transfer to the Kentucky State Fair Board of approximately 20 acres of land that we owned, the Kentucky State Fair Board waived all lease rejection damages, all rides (except for one rollercoaster which was removed from the park) remained at the park, and a general release of all claims by the parties.

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

Summary of Operations

Summary data for the three-month periods ended September 30, 2010 and 2009 were as follows (in thousands, except per capita total revenue and percentage changes).

	Successor	Predecessor
	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Percentage Change (%)
Total revenue	$475,587	$449,930	6
Operating expenses	136,616	139,909	(2)
Selling, general and administrative	52,360	50,661	3
Costs of products sold	36,253	37,296	(3)
Depreciation and amortization	43,931	36,152	22
Loss (gain) on disposal of assets	1,004	(723)	N/M
Interest expense, net	20,413	16,061	27
Equity in operations of investees	721	(1,521)	N/M
Loss on early repayment of debt	957	—	N/M
Restructure costs	14,990	—	N/M
Other expense, net	4,467	148	N/M
Income from continuing operations before reorganization items, income taxes and discontinued operations	163,875	171,947	(5)
Reorganization items, net	3,993	7,038	(43)
Income from continuing operations before income taxes and discontinued operations	159,882	164,909	(3)
Income tax expense	8,034	8,378	(4)
Income from continuing operations before discontinued operations	$151,848	$156,531	(3)

Other Data:
Attendance	11,729	11,734	(0)
Total revenue per capita	$40.55	$38.34	6

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Total revenue of $475.6 million for the third quarter of 2010 increased 6% compared to $449.9 million in the third quarter of 2009, reflecting $4.7 million of revenues related to the Six Flags Great Escape Lodge and Indoor Waterpark (“Lodge”), the results of which were consolidated beginning with the first quarter of 2010 as a result of adopting new consolidation accounting rules.  Excluding the consolidation of the Lodge, total revenues for the third quarter of 2010 increased $21.0 million, or 5%, compared to the third quarter of 2009, primarily reflecting increased guest per capita spending and sponsorship revenue.

Attendance for the third quarter of 2010 was 11.7 million, which remained flat to attendance for the third quarter of 2009 of 11.7 million.

Per capita guest spending, which excludes sponsorship, licensing, Lodge accommodations and other fees, increased 5% to $38.90 in the third quarter of 2010 from $37.19 in the third quarter of 2009, reflecting improved yield on admission ticket pricing and in-park sales as well as a favorable exchange rate impact at our Mexico City and Montreal parks which accounted for a $0.16 increase in per capita guest spending for the third quarter of 2010 compared to the third quarter of 2009.

Operating expenses for the third quarter of 2010 decreased $3.3 million (2%) compared to expenses in the third quarter of 2009.  The decrease was primarily driven by: (i) decreased salaries and wages ($3.8 million) due to labor efficiencies, (ii) planned reductions in contract show expenses ($1.6 million), (iii) reduced repair and maintenance and operating supply expenses ($1.4 million), and (iv) decreased utility costs ($0.3 million), partially offset by (i) expenses of the Lodge ($2.0 million), (ii) increased employee benefit costs ($1.3 million), and (iii) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.7 million).

Selling, general and administrative expenses for the third quarter of 2010 increased $1.7 million (3%) compared to the third quarter of 2009.  The increase primarily reflects (i) an increase in salaries and wages ($7.1 million) primarily due to an increase in stock-based compensation ($4.7 million) and increased cash-based incentive compensation, (ii) increased operating tax expense ($1.0 million), (iii) expenses of the Lodge ($0.2 million), and (iv) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.2 million), partially offset by decreased marketing expenses ($6.8 million).

Costs of products sold in the third quarter of 2010 decreased $1.0 million (3%) compared to the third quarter of 2009 primarily due to increased margins in food and beverage, retail and games, partially offset by (ii) the consolidation of the Lodge, and (iii) the exchange rate impact at our park in Mexico.  As a percentage of our in-park guest spending (excluding the Lodge), cost of products sold was down in the third quarter of 2010.

Depreciation and amortization expense for the third quarter of 2010 increased $7.8 million (22%) compared to the third quarter of 2009.  The increase is primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(g) to the Condensed Consolidated Financial Statements contained in this Quarterly Report), (ii) the consolidation of the Lodge and (iii) an increase in depreciation expense related to the exchange rate impact at our parks in Montreal and Mexico City.

Loss on disposal of assets increased by $1.7 million (239%) in the third quarter of 2010 compared to the third quarter of 2009 primarily related to the write-off of several large assets during the third quarter of 2010 and the gain on insurance proceeds recorded during the third quarter of 2009.

Interest expense, net, for the third quarter of 2010 increased $4.4 million (27%) compared to the third quarter of 2009, primarily reflecting the increased interest rates on our Exit Facility First Lien Loans and the Second Lien Credit Agreement versus the interest rate on our Prepetition Credit Agreement.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements.

Restructure costs were $15.0 million for the third quarter of 2010.  These costs were primarily severance and other costs associated with changes in senior management and other personnel reductions.

Summary of Operations

Summary data for the nine-month periods ended September 30, 2010 and 2009 are set forth below (in thousands, except per capita total revenue and percentage changes).  The four-month period ended April 30, 2010 and the five-month period ended September 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010.  References in results of operations and percentage change combine the two periods in order to provide comparability of such information to the nine months ended September 30, 2009.

	Successor	Predecessor
	Five Month Period Ended September 30, 2010	Four Month Period Ended April 30, 2010	Nine Months Period Ended September 30, 2009	Percentage Change (%)
Total revenue	$726,023	$128,077	$797,813	7
Operating expenses	225,821	115,636	336,841	1
Selling, general and administrative	99,196	47,608	162,504	(10)
Costs of products sold	57,557	12,132	67,796	3
Depreciation and amortization	74,031	45,675	104,823	14
Loss on disposal of assets	1,128	1,923	5,455	(44)
Interest expense, net	34,487	74,134	90,518	20
Equity in operations of investees	1,030	(594)	(2,170)	(120)
Restructure costs	31,462	—	—	N/M
Loss on early repayment of debt	957	—	—	N/M
Other (income) expense, net	5,660	(802)	18,092	(73)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	194,694	(167,635)	13,954	94
Reorganization items, net	4,970	(767,445)	85,763	N/M
Income (loss) from continuing operations before income taxes and discontinued operations	189,724	599,810	(71,809)	N/M
Income tax expense	8,543	60,620	5,214	N/M
Income (loss) from continuing operations before discontinued operations	$181,181	$539,190	$(77,023)	N/M

Other Data:
Attendance	18,208	3,018	20,689	3
Total revenue per capita	$39.87	$42.43	$38.56	4

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010, total revenue increased $56.3 million, or 7%, to $854.1 million compared to $797.8 million in the nine months ended September 30, 2009, reflecting $11.6 million of revenues related to the Lodge in the nine months ended September 30, 2010.  Excluding the consolidation of the Lodge, total revenues increased $44.7 million, or 6%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, reflecting increased attendance, per capita guest spending and sponsorship revenues.

Attendance for the nine months ended September 30, 2010 was 21.2 million, a 3% increase over the attendance in the first nine months of 2009 of 20.7 million, reflecting strong season pass visitation and higher group sales.

Per capita guest spending, which excludes sponsorship, licensing, Lodge accommodations and other fees, increased 2% to $37.90 in the first nine months of 2010 compared to $37.00 in the first nine months of 2009, reflecting improved yield on single day tickets, and favorable exchange rate impact attributable to our Montreal and Mexico City parks, which accounted for a $0.22 increase in per capita guest spending for the first nine months of 2010 compared to the first nine months of 2009.

Operating expenses for the first nine months of 2010 increased $4.6 million (1%) compared to expenses in the first nine months of 2009.  The increase was driven by: (i) expenses of the Lodge ($5.7 million), (ii) an increase in expenses related to the exchange rate impact at our parks in Mexico and Canada ($2.4 million), (iii) an increase in operating taxes ($1.1 million), and (iv) an increase in credit card processing fees ($1.0 million), partially offset by (i) reductions in salaries and wages expense ($2.0 million), (ii) contract shows expense ($2.0 million), and (iii) reduced repair and maintenance and operating supply expenses ($0.9 million)

Selling, general and administrative expenses for the first nine months of 2010 decreased $15.7 million (10%) compared to the first nine months of 2009.  The decrease primarily reflects (i) a reduction in marketing expenses ($19.4 million), (ii) employee benefit expenses ($2.2 million), and (ii) insurance expenses ($2.1 million), partially offset by (i) increased salaries and wages expense ($3.9 million) primarily due to increased stock-based compensation expense, (ii) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($1.1 million), and (iii) expenses of the Lodge ($1.1 million).

Costs of products sold in the first nine months of 2010 increased $1.9 million (3%) compared to the first nine months of 2009 primarily due to (i) the increase in food and beverage, games and merchandise sales, (ii) the consolidation of the Lodge, and (iii) the exchange rate impact at our park in Mexico.  As a percentage of our in-park guest spending (excluding the Lodge), cost of products sold decreased in the first nine months of 2010.

Depreciation and amortization expense for the first nine months of 2010 increased $14.9 million (14%) compared to the first nine months of 2009.  The increase was primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(g) to the Condensed Consolidated Financial Statements contained in this Quarterly Report), (ii) the consolidation of the Lodge and (iii) an increase in depreciation expense related to the exchange rate impact at our parks in Canada and Mexico.

Loss on disposal of assets decreased by $2.4 million (44%) in the first nine months of 2010 compared to the prior year period primarily related to the write-off of several large assets in 2009.

Interest expense, net, for the first nine months of 2010 increased $18.1 million (20%) compared to the first nine months of 2010 primarily reflecting an additional $45.3 million of interest accrued on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010.  The increase in interest expense was partially offset by the reduction of debt as a result of the Plan.

Restructure costs were $31.5 million for the first nine months of 2010.  These costs were primarily severance and other costs related to our former Chief Executive Officer and other executives leaving the Company and a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Dallas, Texas corporate offices.

Other (income) expense, net, improved by $13.2 million due primarily to a loss on the termination of interest rate swaps in the second quarter of 2009.

Income tax expense was $69.2 million for the first nine months of 2010 compared to $5.2 million for the first nine months of 2009, primarily reflecting the deferred income taxes that were recorded as a result of fresh start accounting.

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in our parks (including capital projects), and payments to our partners in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”).  SFI did not pay a dividend on SFI’s common stock during 2009 or the four months ended April 30, 2010.  SFEC did not pay a dividend on the Common Stock through September 30, 2010.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Exit Facilities, the New TW Loan and the Delayed Draw Equity Purchase, our liquidity will be adequate to meet our needs for the foreseeable future, including anticipated requirements for working capital, capital expenditures, scheduled debt requirements and obligations under arrangements relating to the Partnership Parks.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine flu, accidents or the occurrence of an adverse event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Quarterly Report and in the 2009 Annual Report and the First Quarter 2010 Quarterly Report.  If such an adverse event were to occur, we may be unable to borrow under the Exit Revolving Loan or may be required to repay amounts outstanding under the Exit Facilities and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements” and the section entitled “Risk Factors” in the 2009 Annual Report and the First Quarter 2010 Quarterly Report.

As of September 30, 2010, our total indebtedness was approximately $1.0 billion.  Based on estimated interest rates for floating-rate debt, annual cash interest payments for the twelve months following the Effective Date on non-revolving credit debt outstanding on that date and anticipated levels of working capital revolving borrowings for the period will aggregate approximately $75 million.  None of the Exit Facilities mature before June 30, 2015, except that $7.7 million of principal amortizes each year commencing in March 2013.  We currently plan on spending approximately $85.0 million (net of property insurance recoveries) on capital expenditures for the 2010 calendar year.

Due to the seasonal nature of our business, we are dependent upon our available cash and our $120.0 million Exit Revolving Loan to fund off-season expenses.  Our ability to borrow under the Exit Revolving Loan is dependent upon compliance with certain conditions, including a senior leverage ratio, minimum interest coverage ratio, a first lien leverage ratio and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Exit Revolving Loan, we may be unable to pay in full our off-season obligations.  A default under the Exit Revolving Loan could permit the lenders under the other Exit Facilities to accelerate the obligations thereunder.  The Exit Revolving Loan expires on June 30, 2015.  The terms and availability of the Exit Facilities and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

As more fully described in Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report, on the Effective Date we entered into the $150,000,000 New TW Loan to provide a source of funds to permit us to purchase limited partnership units in the Partnership Parks above specified levels pursuant to our annual offer to purchase.  We did not make any borrowings under the New TW Loan to fund our “put” obligations pursuant to the Partnership Parks arrangements in 2010.

See Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report for a more detailed description of our obligations under the Partnership Parks arrangements.

For a more detailed description of the indebtedness we incurred on the Effective Date, see Note 1(b) to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

During the nine months ended September 30, 2010, net cash provided by operating activities before reorganization items was $118.2 million.  Net cash used in investing activities in the first nine months of 2010 was $20.3 million, consisting primarily of capital expenditures, partially offset by the return of capital from DCP and property insurance proceeds we received for insurance claims related to our parks in New Orleans and Atlanta.  Net cash provided by financing activities in the first nine months of 2010 was $81.9 million, primarily due to proceeds from the issuance of common stock, borrowings and debt repayments pursuant to the Plan.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2010, there have been no material changes in our market risk exposure from that disclosed in the 2009 Annual Report, with the exception that our obligation to pay interest was stayed by the Bankruptcy Court for all Prepetition Notes, thereby reducing the impact of interest rate fluctuations.  See Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report, regarding the termination of our interest rate swap agreements as a result of the Chapter 11 Filing.

Item 4T.   Controls and Procedures

The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.  Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2009 Annual Report and in Notes 1 and 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with the 2009 Annual Report and in Notes 1 and 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  To the extent any legal proceedings were asserted against a Debtor prior to the Petition Date, such proceedings have been stayed since the Petition Date with respect to such Debtor as a result of the Chapter 11 Filing.  As of the Effective Date, the stay has been lifted with respect to personal injury proceedings against the Debtors.  Most other legal proceedings asserted against the Debtors are enjoined pursuant to the Plan.

On May 11, 2010, the board of directors of the Company terminated Mark Shapiro, the former President and Chief Executive Officer of the Company, from his employment with the Company effective June 10, 2010.  On May 20, 2010, Mr. Shapiro filed an arbitration demand, which was amended on June 11, 2010, alleging that the Company breached the terms of the employment agreement, dated April 30, 2010, by and between Mr. Shapiro and the Company.  On August 15, 2010, the Company entered into a Settlement Agreement and Mutual Release with Mr. Shapiro pursuant to which each of the parties agreed to dismiss the arbitration proceedings regarding the termination of Mr. Shapiro’s employment and to release the other party from any and all present and future claims, and pursuant to which the Company agreed to pay Mr. Shapiro an amount equal to $10 million plus all reasonable and documented attorneys’ fees of Mr. Shapiro in connection with the dispute, which equaled $0.9 million. This settlement amount was paid in the third quarter of 2010.

On September 7, 2010, the Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed’s employment agreement with the Company.   On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Six Flags Entertainment Corp., Six Flags, Inc., Six Flags Operations Inc., and Six Flags Theme Parks Inc., as Respondents.  Mr. Speed’s arbitration action asserts various claims relating to and arising out of his employment agreement with the Company.  The Company and all of the Respondents deny Mr. Speed’s allegations and intend to defend the arbitration action vigorously.

Item 1A.     Risk Factors

The business, results of operations and financial condition, and therefore the value of SFEC’s securities, are subject to a number of risks. In addition to the risk factors discussed below and the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2009 Annual Report, the First Quarter 2010 Quarterly Report and the Second Quarter 2010 Quarterly Report, which are incorporated herein by reference.  Other than the risk factors discussed below and the risk factors discussed in the 2009 Annual Report, the First Quarter 2010 Quarterly Report and the Second Quarter 2010 Quarterly Report, there have been no material changes or deletions to our risk factors.

RECENT CHANGES IN OUR SENIOR MANAGEMENT MAY CAUSE UNCERTAINTY IN, OR BE DISRUPTIVE TO, OUR BUSINESS.

We have recently experienced significant changes in our senior management and our board of directors.  On May 11, 2010, Alexander “Al” Weber, Jr., was named our President and Interim Chief Executive Officer, and we announced that we had retained an executive search firm to seek candidates to serve as our Chief Executive Officer on a permanent basis.  Effective as of May 11, 2010, Mark Shapiro was no longer serving as our President and Chief Executive Officer, and effective as of June 10, 2010, he was no longer with the Company.  In addition, Mark Jennings resigned as a member of the Company’s board of directors effective as of May 11, 2010 and Mark Shapiro resigned as a member of the Company’s board of directors effective May 28, 2010.

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

On August 12, 2010, James Reid-Anderson was named the Company’s Chairman, President and Chief Executive Officer.  Usman Nabi, the Company’s prior Chairman, continues to serve as a Director of the Company and a member of the Executive Committee and Al Weber assumed the role of Chief Operating Officer of the Company.

On August 20, 2010, the Company entered into a retirement and consulting agreement with its former General Counsel, James M. Coughlin, setting forth certain terms relating to Mr. Coughlin’s retirement from the Company, which retirement became effective July 28, 2010.

On September 7, 2010, the Company appointed John M. Duffey as the Company’s Executive Vice President and Chief Financial Officer, and Lance C. Balk as the Company’s Executive Vice President and General Counsel.  Also on September 7, 2010, the Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed’s employment agreement with the Company, and David Kyle Bradshaw, the Company’s former Senior Vice President-Finance and Chief Accounting Officer.

On September 28, 2010, the Company terminated Louis Koskovolis, the former Executive Vice President, Corporate Alliances, of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Koskovolis’ employment agreement with the Company.  Effective as of October 28, 2010, Mr. Koskovolis was no longer employed by the Company.

The Company has made strategic changes in addition to personnel changes, which are based on greater cost constraint and yield management, and anticipates taking additional actions to implement its cost containment strategy.  These changes in the Company’s senior management, board of directors and operations may be disruptive to its business and, during the transition period, there may be uncertainty among investors, employees and others concerning the Company’s future direction and performance.  Any such disruption or uncertainty could have a material adverse impact on the Company’s results of operations and financial condition and the market price of the Common Stock.  Additionally, the Company may not be able to achieve or fully implement its planned additional cost reduction measures without adversely impacting revenues or guest service.

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

SIX FLAGS ENTERTAINMENT CORPORATION (Registrant)

/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

Date:   November 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith