Form 10-K
period 2010-12-31
Six Flags Entertainment Corp
filed 2011-03-10
CIK 701374

Use these links to rapidly review the document

SIX FLAGS ENTERTAINMENT CORPORATION Index to Consolidated Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Address of principal executive offices)

          Registrant's telephone number, including area code: (972) 595-5000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.025 per share	The New York Stock Exchange, LLC

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1993. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $697 million as of June 30, 2010, based on the closing price for the common stock on The New York Stock Exchange on the last business day of the registrant's most recently completed fiscal second quarter. Shares of common stock beneficially held by each officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No

          At March 1, 2011, there were 27,866,983 shares of common stock, par value $0.025, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2011 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2010 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 Filing (as defined herein) on our operations, management and employees, (ii) customer response to the Chapter 11 Filing, (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (iv) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, or (v) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

  •
  factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

  •
  accidents occurring at our parks;

  •
  adverse weather conditions;

  •
  competition with other theme parks and other entertainment alternatives;

  •
  changes in consumer spending patterns;

  •
  pending, threatened or future legal proceedings; and

  •
  other factors that are described in "Risk Factors."

        A more complete discussion of these factors and other risks applicable to our business is contained in Part I, Item 1A of this Annual Report on Form 10-K. Any forward-looking statement made by us in this document, or on our behalf by our directors, officers or employees related to the information contained herein, speaks only as of the date of this document. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We do not intend to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

*            *            *            *             *

  •
  As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms "we," "our," "Company," "Six Flags" and "SFEC" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries. As used herein, "SFI" means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation.

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

PART I

ITEM 1.    BUSINESS

Introduction

        We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 19 parks we currently own or operate, 17 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada.

        In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We have ownership of the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 17 of our parks are branded as "Six Flags" parks.

        We hold exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico and other countries of certain Warner Bros. and DC Comics characters. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others. In addition, we have certain rights to use the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, The Flintstones and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park sales.

        Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2010 our theme parks (excluding Six Flags Kentucky Kingdom, which we ceased operating after the 2009 season), offered approximately 800 rides, including over 120 roller coasters, making us the leading provider of "thrill rides" in the industry.

        We believe that our parks benefit from limited direct theme park competition. In addition, a limited supply of real estate appropriate for theme park development, high initial capital investment requirements, and long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of other theme parks in the United States, we estimate that it would cost at least $300 million and would take a minimum of two years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.

Emergence from Chapter 11 Reorganization and Related Subsequent Events

        On June 13, 2009, SFI, Six Flags Operations Inc. ("SFO") and Six Flags Theme Parks Inc. ("SFTP") and certain of SFTP's domestic subsidiaries (the "SFTP Subsidiaries" and, collectively with SFI, SFO and SFTP, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 09-12019) (the "Chapter 11 Filing"). SFI's subsidiaries that own interests in Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG" and together with SFOT, the "Partnership Parks") and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.

        On April 30, 2010 (the "Effective Date"), the Bankruptcy Court entered an order confirming the Debtors' Modified Fourth Amended Joint Plan of Reorganization (the "Plan") and the Debtors

emerged from Chapter 11 by consummating their restructuring through a series of transactions contemplated by the Plan including the following:

  •
  Common Stock.  Pursuant to the Plan, all of SFI's common stock, preferred stock purchase rights, preferred income equity redeemable shares ("PIERS") and any other ownership interest in SFI including all options, warrants or rights, contractual or otherwise (including, but not limited to, stockholders agreements, registration rights agreements and rights agreements) were cancelled as of the Effective Date.

    On the Effective Date, Holdings issued an aggregate of 27,388,889 shares of common stock at $0.025 par value: 2,601,944 shares of common stock to the holders of unsecured claims against SFI, 2,362,309 shares of common stock to certain holders of the 12 1/4% Notes due 2016 (the "2016 Notes") in exchange for such 2016 Notes in the aggregate amount of $69.5 million, 17,181,975 shares of common stock to certain "accredited investors" that held unsecured claims who participated in a $505.5 million rights offering, 3,399,006 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $75.0 million, 1,699,503 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $50.0 million, and 144,152 shares of common stock were issued to certain other equity purchasers as consideration for their commitment to purchase an additional $25.0 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings' Board of Directors.

    On June 21, 2010, the common stock commenced trading on the New York Stock Exchange under the symbol "SIX."

  •
  Financing at Emergence.  On the Effective Date, we entered into two exit financing facilities: (i) an $890,000,000 senior secured first lien credit facility comprised of a $120,000,000 revolving loan facility, which could have been increased to up to $150,000,000 in certain circumstances, and a $770,000,000 term loan facility (the "Exit First Lien Term Loan"); and (ii) a $250,000,000 senior secured second lien term loan facility. On August 5, 2010 we made a discretionary $25,000,000 prepayment on the Exit First Lien Term Loan and recorded a $957,000 net loss on the debt extinguishment. On December 3, 2010, we entered into an amendment (the "First Lien Amendment") that increased the senior secured first lien credit facility (the "Senior Credit Facility") to $1,070,000,000 comprised of a $120,000,000 revolving loan facility (none of which was outstanding as of December 31, 2010 (excluding letters of credit in the amount of $27,640,000)), which may be increased to up to $200,000,000 in certain circumstances, and a $950,000,000 term loan facility (the "Senior Term Loan") ($950,000,000 of which was outstanding as of December 31, 2010). In connection with the First Lien Amendment, we repaid in full and terminated the $250,000,000 senior secured second lien term loan facility and recorded a $17,536,000 net loss on the early repayment of debt.

    Also on the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the "TW Borrowers") entered into a credit agreement with TW-SF, LLC comprised of a $150,000,000 multi-draw term loan facility (the "TW Loan") for use with respect to the Partnership Parks "put" obligations. No borrowing occurred during 2010 under the TW Loan. On December 3, 2010, the TW Borrowers entered into an amendment to the TW Loan primarily to conform to the new terms under the First Lien Amendment in certain respects.

    See Note 8 to the Consolidated Financial Statements for the details of the terms and conditions of these facilities and amendments and the availability of additional borrowing.

  •
  Fresh Start Accounting.  As required by accounting principles generally accepted in the United States ("GAAP"), we adopted fresh start accounting effective May 1, 2010 following the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("FASB ASC 852"). The financial statements for the periods ended prior to April 30, 2010 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 1(g) to the Consolidated Financial Statements for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

  •
  Name Change.  On the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI changed its corporate name to "Six Flags Entertainment Corporation."

        In connection with the Chapter 11 Filing, we rejected the lease with the Kentucky State Fair Board relating to our Louisville park and ceased operating the park. In September 2010, we entered into a settlement agreement with the Commonwealth of Kentucky, State Property and Buildings Commission, Finance and Administration Cabinet, and the Kentucky State Fair Board. The settlement agreement provided for, among other things, payment to us of approximately $2.3 million, the transfer to the Kentucky State Fair Board of approximately 20 acres of land that we owned, the Kentucky State Fair Board waived all lease rejection damages, all rides (except for one rollercoaster which was removed from the park) remained at the park, and a general release of all claims by the parties. See Note 4 to the Consolidated Financial Statements for additional information regarding the disposition of this theme park.

Management Changes

        During 2010, the Company experienced significant changes in its senior management and Holdings' Board of Directors. On May 11, 2010, Alexander "Al" Weber, Jr., was named the Company's President and Interim Chief Executive Officer, and the Company announced that it had retained an executive search firm to seek candidates to serve as the Chief Executive Officer on a permanent basis. Effective as of May 11, 2010, Mark Shapiro was no longer serving as the Company's President and Chief Executive Officer, and as of June 10, 2010, he was no longer with the Company. In addition, Mark Jennings resigned as a member of Holdings' Board of Directors effective as of May 11, 2010 and Mark Shapiro resigned as a member of Holdings' Board of Directors effective May 28, 2010.

        Commencing on June 16, 2010, the Company implemented a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Grand Prairie, Texas corporate offices. As part of the workforce reduction, the Company terminated, without cause, the employment agreements with Michael Antinoro, Executive Vice President, Entertainment and Marketing, Andrew Schleimer, Executive Vice President, Strategic Development and In-Park Services, and Mark Quenzel, Executive Vice President, Park Strategy and Management. Effective as of July 16, 2010, Messrs. Antinoro, Quenzel and Schleimer were no longer employed by the Company.

        On August 12, 2010, James Reid-Anderson was named the Company's Chairman, President and Chief Executive Officer. Mr. Reid-Anderson previously served as Chairman, President and Chief Executive Officer of Dade Behring Holdings. In 2007, Dade Behring was sold to Siemens AG and following the completion of the transaction, Mr. Reid-Anderson served as Chief Executive Officer of the Siemens Healthcare Diagnostics Division, and then was promoted to CEO of the Siemens Healthcare Sector and appointed a member of the Siemens Managing Board. Most recently, Mr. Reid-Anderson served as an adviser to Siemens AG and Apollo L.P.

        Usman Nabi, the Company's prior Chairman, continues to serve as a director of the Company and a member of the Executive Committee and Al Weber assumed the role of Chief Operating Officer of the Company.

        On August 20, 2010, the Company entered into a retirement and consulting agreement with its former General Counsel, James M. Coughlin, setting forth certain terms relating to Mr. Coughlin's retirement from the Company, which retirement became effective July 28, 2010.

        On September 7, 2010, the Company appointed John M. Duffey as the Company's Executive Vice President and Chief Financial Officer. Mr. Duffey previously served as Executive Vice President and Chief Integration Officer of Siemens Healthcare Diagnostics from November 2007 to January 2010. Prior to Dade Behring's acquisition by Siemens AG, Mr. Duffey served as the Executive Vice President and Chief Financial Officer of Dade Behring from 2001 to November 2007.

        Also, on September 7, 2010, the Company appointed Lance C. Balk as the Company's Executive Vice President and General Counsel. Mr. Balk previously served as Senior Vice President and General Counsel of Siemens Healthcare Diagnostics (and a predecessor company, Dade Behring) from May 2006 to January 2010. Before joining Dade Behring, Mr. Balk was a partner at Kirkland & Ellis LLP, which he joined in 1984, and where he co-founded the firm's New York corporate and securities practices.

        The Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed's employment agreement with the Company, effective October 6, 2010. The Company also terminated David Kyle Bradshaw, the Company's former Senior Vice President, Finance and Chief Accounting Officer, from his employment with the Company, without cause, as that term is defined in Mr. Bradshaw's employment agreement with the Company, effective October 6, 2010.

        On September 28, 2010, the Company terminated Louis Koskovolis, the former Executive Vice President, Corporate Alliances, of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Koskovolis' employment agreement with the Company. Effective as of October 28, 2010, Mr. Koskovolis was no longer employed by the Company.

Operational Changes

        During 2010, we (i) added a suspended looping roller coaster at La Ronde in Montreal, Canada and a Tornado water attraction at Six Flags Hurricane Harbor (Jackson, NJ), (ii) added water play areas at Six Flags Hurricane Harbor (Valencia, CA), Six Flags White Water Atlanta, and Six Flags New England (Agawam, MA), (iii) added a children's ride play area at Six Flags America (outside of Washington D.C.), (iv) added our "Glow in the Park" closing parade and the new Little Dipper family roller coaster at Six Flags Great America (Gurnee, IL), (v) reduced season pass pricing at select parks, (vi) continued our efficient and targeted marketing strategies including reducing marketing expenditures and focusing on our breadth of product and value proposition, (vii) maintained focus on reducing our operating expenses while at the same time increasing guest satisfaction ratings, (viii) improved and expanded on our branded product offerings and guest-service focused staffing initiatives in order to drive higher guest spending, and (ix) continued our efforts to grow sponsorship and international revenue opportunities.

        Planned initiatives for 2011 include: (i) adding seven new roller coasters at different parks including a Green Lantern-themed stand-up coaster to Six Flags Great Adventure (Jackson, NJ), and two new coasters at Six Flags Magic Mountain (Valencia, CA) increasing the park's coaster count to 18 making it the "Coaster Capital of the World; (ii) adding a Sky Screamer swing ride at Six Flags Discovery Kingdom (Vallejo, CA) and Six Flags St. Louis (Eureka, IL); (iii) re-launching the New Texas Giant at Six Flags Over Texas (Arlington, TX); (iv) adding Riptide Bay, a water park expansion at Six Flags Great America (Gurnee, IL); (v) adding an all new state of the art Laser Show Spectacular to Six Flags Fiesta Texas (San Antonio, TX); (vi) continuing our efficient and targeted marketing strategies including reducing marketing expenditures and focusing on our breadth of product and value proposition; (vii) maintaining focus on containing our operating expenses; (viii) implementing a more targeted ticket discounting philosophy; (ix) improving and expanding upon our branded product offerings and guest-service focused staffing initiatives in order to continue to drive guest spending growth; and (x) continuing our efforts to grow sponsorship and international revenue opportunities.

Recent Developments

        In connection with the Chapter 11 Filing, we rejected the lease with the Kentucky State Fair Board relating to our Louisville park and ceased operating the park. In September 2010, we entered into a settlement agreement with the Commonwealth of Kentucky, State Property and Buildings Commission, Finance and Administration Cabinet, and the Kentucky State Fair Board. See "—Emergence from Chapter 11 Reorganization and Related Subsequent Events" above for additional information.

        During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. During the third quarter of 2009, the Company and the City of New Orleans mutually agreed to terminate our land lease with the City of New Orleans and to settle the related litigation, pursuant to which we agreed, among other things, to pay $3 million and to transfer title to our property and equipment at the site to the City of New Orleans, including 86 acres of land owned by us adjacent to the leased site.

        In April 2007, we completed the sale to PARC 7F-Operations Corporation of the stock of our subsidiaries that owned three of our water parks and four of our theme parks for an aggregate purchase price of $312 million, consisting of $275 million in cash and a note receivable for $37 million (the "PARC Note"). Pursuant to the purchase agreement, we agreed to provide a limited guarantee to a creditor of the buyer related to the future results of operations of the Sale Parks of up to $10 million (the "PARC Guarantee"), decreasing by a minimum of one million dollars annually. In December 2010, we entered into a settlement agreement with PARC 7F-Operations Corporation and certain of its affiliates, pursuant to which, among other things, the PARC Note was cancelled in exchange for a cash payment and full release of the Company under the PARC Guarantee and all indemnification obligations of the Company pursuant to the securities purchase agreement governing the sale of the parks, subject to specified exclusions related to existing litigation related to claims that arose while we operated the sold parks.

        In March 2008, we entered into an agreement with Tatweer Dubai LLC, a member of Dubai Holding ("Tatweer"), to create a Six Flags-branded theme park in Dubai, United Arab Emirates. We agreed to provide design and development services for the creation of a Dubai theme park, which Tatweer or its affiliate would operate and manage. We also granted Tatweer the exclusive right to use our brand in certain countries for certain time periods including the United Arab Emirates. As consideration for our services and the exclusivity rights granted in the agreement, we were entitled to receive license and other fees over the design and development period plus an ongoing royalty fee once the park opens. As a result of the recent financial difficulties and the particular effect that the world financial crisis had on Dubai, Tatweer failed to make a payment due to us pursuant to our agreement and since they have not remedied their contract breach, we have terminated our agreement.

        On June 18, 2007, we acquired a 40% interest in a venture that owns dick clark productions, inc. ("DCP") for a net investment of approximately $39.7 million. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest in DCP is approximately 39.2%. We leverage the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, to provide additional product offerings in our parks. During 2010, the Company received distributions from DCP in the amount of $42,500,000 as well as a fee in the amount of $365,000 for certain management services provided to DCP. The management services agreement terminated effective May 12, 2010. Red Zone Capital Partners II, L.P. ("RZCP"), a private equity fund managed by Daniel M. Snyder and Dwight C. Schar, both former members of SFI's Board of Directors, is the majority owner of the parent of DCP.

Description of Parks

        The following chart summarizes key business information about our parks.

Name of Park and Center	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
Six Flags America Largo, MD	523 acres—combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (9) and Baltimore (26)	7.6 million—50 miles 12.8 million—100 miles	Kings Dominion / Doswell, VA (near Richmond)/ 120 miles Hershey Park / Hershey, PA/ 125 miles Busch Gardens/ Williamsburg, VA/ 175 miles
Six Flags Discovery Kingdom Vallejo, CA	138 acres—theme park plus marine and land animal exhibits	San Francisco/ Oakland (6) and Sacramento (20)	5.8 million—50 miles 11.0 million—100 miles
Aquarium of the Bay at Pier 39/ San Francisco, CA/ 30 miles
Academy of Science Center / San Francisco, CA/ 30 miles
California Great America/ Santa Clara, CA/ 60 miles Gilroy Gardens/ Gilroy, CA/ 100 miles
Outer Bay at Monterey Bay Aquarium/ Monterey, CA/ 130 miles
Six Flags Fiesta Texas San Antonio, TX	224 acres—combination theme and water park	San Antonio (37)	2.1 million—50 miles 3.8 million—100 miles	Sea World of Texas/ San Antonio, TX/ 15 miles Schlitterbahn/ New Braunfels, TX/ 33 miles
Six Flags Great Adventure/ Six Flags Hurricane Harbor/ Six Flags Wild Safari Jackson, NJ	2,200 acres—separately gated theme park, water park and drive-through safari and approximately 700 acres of potentially developable land	New York City (1) and Philadelphia (4)	14.4 million—50 miles 28.3 million—100 miles	Hershey Park/ Hershey, PA/ 150 miles Dorney Park/ Allentown, PA/ 75 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 20 acres of potentially developable land	Chicago (3) and Milwaukee (35)	8.8 million—50 miles 13.7 million—100 miles	Kings Island/ Cincinnati, OH/ 350 miles Cedar Point/ Sandusky, OH/ 340 miles Wisconsin Dells Area (several water parks) / 170 miles

Name of Park and Center	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
Six Flags Magic Mountain/ Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	10.7 million—50 miles 18.0 million—100 miles	Disneyland Resort/ Anaheim, CA/ 60 miles
Universal Studios Hollywood/ Universal City, CA/ 20 miles
Knott's Berry Farm/ Buena Park, CA/ 50 miles
Sea World of California/ San Diego, CA/ 150 miles
Legoland/ Carlsbad, CA/ 130 miles Soak City USA/ Buena Park, CA/ 50 miles
Raging Waters/ San Dimas, CA/ 50 miles
Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	30.0 million—50 miles 42.0 million—100 miles	Mexico City Zoo, Mexico City, Mexico/ 14 miles Chapultepec/ Mexico City, Mexico/ 11 miles
Six Flags New England Agawam, MA	284 acres—combination theme and water park	Boston (7) Hartford/New Haven (30) Providence (53) Springfield (110)	3.3 million—50 miles 15.8 million—100 miles	Lake Compounce/ Bristol, CT/ 50 miles
Six Flags Over Georgia Austell, GA/ Six Flags Whitewater Marietta, GA	359 acres—separately gated theme park and water park on 290 acres and 69 acres, respectively	Atlanta (8)	5.2 million—50 miles 8.3 million—100 miles
Georgia Aquarium/ Atlanta, GA/ 20 miles
Carowinds/ Charlotte, NC/ 250 miles
Alabama Adventure/ Birmingham, AL/ 160 miles
Dollywood and Splash Country/ Pigeon Forge, TN/ 200 miles
Wild Adventures/ Valdosta, GA/ 240 miles
Sun Valley Beach/ Powder Springs, GA/ 15 miles
Atlanta Beach/ Jonesboro, GA/ 40 miles
Lake Lanier Islands Resort/ Lake Lanier Islands, GA/ 45 miles
Six Flags Over Texas/ Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.0 million—50 miles 7.1 million—100 miles	Sea World of Texas/ San Antonio, TX/ 285 miles NRH2O Waterpark/ Richland Hills, TX/ 13 miles The Great Wolf Lodge/ Grapevine, TX/ 17 miles Hawaiian Falls Waterpark/ Mansfield, TX/ 16 miles
Six Flags St. Louis Eureka, MO	497 acres—combination theme and water park and approximately 240 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles
Kings Island/ Cincinnati, OH/ 350 miles
Worlds of Fun/ Kansas City, MO/ 250 miles
Cedar Point/ Sandusky, OH/ 515 miles
Silver Dollar City/ Branson, MO/ 250 miles
Holiday World/ Santa Claus, IN/ 150 miles

Name of Park and Center	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
La Ronde Montreal, Canada	Theme park on 146 acres	N/A	4.3 million—50 miles 5.8 million—100 miles	Quebec City Waterpark/ Quebec City, Canada/ 130 miles Canada's Wonderland/ 370 miles
The Great Escape and Splashwater Kingdom/ Six Flags Great Escape Lodge & Indoor Waterpark Lake George, NY	351 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (58)	1.1 million—50 miles 3.2 million—100 miles	Darien Lake/ Darien Center, NY/ 311 miles

*
Based on a 2010 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

        In connection with our 1998 acquisition of the former Six Flags, we guaranteed certain obligations relating to the Partnership Parks. These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Among such obligations are (i) minimum annual distributions (including rent) of approximately $63.2 million in 2011 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2010, our share of the distribution will be approximately $27.2 million), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of SFOG) and $374.8 million (in the case of SFOT) or (ii) a value derived by multiplying the weighted-average four-year EBITDA of the park by 8.0 (in the case of SFOG) and 8.5 (in the case of SFOT) (the "Specified Prices"). As of December 31, 2010, we owned approximately 29.7% and 52.7% of the Georgia limited partner units and Texas Limited Partner units, respectively. The remaining redeemable units of approximately 70.3% and 47.3% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $351.1 million at December 31, 2010. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. The maximum number of units that we could be required to purchase for both parks in 2011 would result in an aggregate payment by us of approximately $334.1 million, representing 65.6% and 45.9% of the units of the Georgia limited partner and the Texas limited partner, respectively.

        In connection with our acquisition of the former Six Flags, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred approximately $20.7 million of capital expenditures at the Partnership Parks for the 2010 season and intend to incur approximately $10.0 million of capital expenditures at these parks for the 2011 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $48.0 million of cash in 2010 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings or SFI, as the case may be. At December 31, 2010, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership

Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

        In 2010, we received "put" notices from holders of partnership units with an aggregate "put" price of approximately $5.6 million, of which the general partner of the Georgia limited partnership elected to purchase 50% of certain of the Georgia units that were "put" for a total purchase price of approximately $0.8 million. The TW Loan is available for borrowing by the TW Borrowers, however, no borrowing occurred during 2010 under the TW Loan. See Note 1(b) to the Consolidated Financial Statements.

        In April 2010, on the Effective Date, the Acquisition Parties entered into the TW Loan agreement, providing the TW Loan, a $150 million multi-draw term loan facility. No borrowing occurred during 2010 under the TW Loan with respect to the 2010 "put" obligations.

Marketing and Promotion

        We attract visitors through multi-media marketing and promotional programs for each of our parks. The national programs are designed to market and enhance the Six Flags brand name. Regional and local programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. These initiatives are supervised by our Senior Vice President, Marketing, with the assistance of our senior management and advertising, and promotion agencies.

        We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.

        Group sales represented approximately 28% of aggregate attendance in the 2010 season at our parks. Each park has a group sales manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.

        Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2010 season, season pass attendance constituted approximately 32% of the total attendance at our parks.

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

Licenses

        We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to basic license fees ($3.6 million for Warner Bros. and $0.3 million for Hanna-Barbera and other licenses in 2010), we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. The royalty fee is generally equal to 12% of the final landed cost to Six Flags of the merchandise. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

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

Park Operations

        We currently operate in geographically diverse markets in North America. Each park is managed by a park president who reports to a senior vice president of the Company. The park president is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

        Each park president also directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance, in-park food, beverage, merchandising and games, marketing and promotion, sponsorships, human resources and finance. Finance directors at our parks report to a corporate vice president of the Company, and with their support staff provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenues and free cash flow.

        Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open during weekends prior to and following their daily seasons, often in conjunction with themed events, such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

        See Note 17 to the Consolidated Financial Statements for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements

        We regularly make capital investments for new rides and attractions at our parks. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park sales. For examples of our planned initiatives for 2011, see "Operational Changes" above.

        In addition, we generally make capital investments in the food, retail, games and other in-park areas to increase per capita guest spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience. In 2007, we began a multi-year initiative to improve our information technology infrastructure, which is enhancing our operational efficiencies. Capital expenditures are planned on an annual basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

Maintenance and Inspection

        Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 800 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions. In 2010, we began the initial phase of implementing a computerized maintenance management system across all of our parks.

        In addition to our maintenance and inspection procedures, third-party consultants are retained by us or our insurance carriers to perform an annual inspection of each park and all attractions and related maintenance procedures. The results of these inspections are reported in written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. In certain states, state inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at our parks in order to train life guards and audit safety procedures.

Insurance

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003, at our U.S. and Canada parks, our self-insured retention ("SIR") is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002). In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million SIR, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada. Retention levels for our Mexico park are nominal. Our deductible after November 15, 2003 for workers' compensation claims is $0.75 million deductible ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). Our general liability policies cover the cost of punitive damages only in certain jurisdictions in which a claim occurs. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. The majority of our current insurance policies expire on May 1, 2011. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition

        Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors". Within each park's regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.

Seasonality

        Our operations are highly seasonal, with approximately 82% of park attendance and revenues occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

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

Employees

        At March 1, 2011, we employed approximately 1,900 full-time employees, and we employed approximately 28,000 seasonal employees during the 2010 operating season. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

        Approximately 18.7% of our full-time and approximately 14.1% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in

December 2011 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), January 2012 (Six Flags Over Texas, Six Flags St. Louis and the other union at Six Flags Great Adventure), and December 2013 (Six Flags Over Georgia). The labor agreements for La Ronde expire in various years ranging from December 2010 (currently under negotiation) through December 2012. We consider our employee relations to be good.

Executive Officers

        The following table sets forth the name of the members of the Company's senior leadership team, the position held by such officer and the age of such officer as of March 1, 2011. The officers of the Company are generally elected each year at the organizational meeting of Holdings' Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

Name	Age	Title
James Reid-Anderson	51	Chairman, President and Chief Executive Officer
Alexander "Al" Weber, Jr.	59	Chief Operating Officer
John M. Duffey	50	Chief Financial Officer
Lance C. Balk	53	General Counsel
John Bement	58	Senior Vice President, In-Park Services
Walter S. Hawrylak	63	Senior Vice President, Administration
Michael S. Israel	44	Senior Vice President and Chief Information Officer
Tom Iven	52	Senior Vice President, Park Operations—West Coast
Nancy A. Krejsa	53	Senior Vice President, Investor Relations and Corporate Communications
David McKillips	39	Senior Vice President, Corporate Alliances
John Odum	53	Senior Vice President, Park Operations—East Coast
Brett Petit	47	Senior Vice President, Marketing
Leonard A. Russ	37	Vice President and Chief Accounting Officer

        James Reid-Anderson was named Chairman, President and Chief Executive Officer of Six Flags in August 2010. Prior to joining Six Flags, Mr. Reid-Anderson was an adviser to Apollo Management L.P., a private equity investment firm, commencing January 2010, and from December 2008 to March 2010 was an adviser to the managing board of Siemens AG, a worldwide manufacturer and supplier of electronics and electrical engineering in the industrial, energy and healthcare sectors. From May through November 2008, he was a member of Siemens AG's managing board and Chief Executive Officer of Siemens' Healthcare Sector, and from November 2007 through April 2008 he was the Chief Executive Officer of Siemens' Healthcare Diagnostics unit. Prior to the sale of the company to Siemens, Mr. Reid-Anderson served as Chairman, President and Chief Executive Officer of Dade Behring Inc., a company that manufactured testing equipment and supplies for the medical diagnostics industry, which he joined in August 1996. He previously held roles of increasing importance at PepsiCo, Grand Metropolitan (now Diageo) and Mobil. He is a director of Stericycle, Inc., where he is a member of the Compensation Committee, and previously served as a director of Brightpoint Inc. Mr. Reid-Anderson is a fellow of the U.K. Association of Chartered Certified Accountants and received a BCom (Hons) commerce degree from the University of Birmingham (U.K.).

        Al Weber was named Chief Operating Officer of Six Flags in August 2010 and from May to August 2010 was the interim Chief Executive Officer. Mr. Weber has over 40 years of experience in the regional theme park business. Prior to joining Six Flags, from October 2007 to May 2010, he was Chief Executive Officer of Kings Leisure Partners, a comprehensive consultancy serving the leisure segment, including regional theme parks and amusement parks, water parks, family entertainment centers, and related out-of-home entertainment locations. Previously, from January 2007 to October 2007,

Mr. Weber served as President and Chief Executive Officer of Palace Entertainment, LLC, the largest water park and family entertainment center company in the United States. Prior to that, he served as President and Chief Executive Officer of Paramount Parks, Inc., an operator of theme parks and attractions, from 2002 to 2006. Mr. Weber received a Bachelor's Degree in Liberal Arts and Master's Degree in Business Administration from Xavier University, and a Doctorate in Organization and Management from Capella University.

        John M. Duffey was named Chief Financial Officer of Six Flags in September 2010 and is responsible for the finance and information technology functions in the company. Mr. Duffey previously served as Executive Vice President and Chief Integration Officer of Siemens Healthcare Diagnostics from November 2007 to January 2010, and was responsible for leading the integration of Siemens Medical Solutions Diagnostics and Dade Behring. Prior to Dade Behring's acquisition by Siemens AG, from 2001 to November 2007, Mr. Duffey served as the Executive Vice President and Chief Financial Officer of Dade Behring Inc., where he negotiated and led the company through a debt restructuring and entry into the public equity market. Prior to joining Dade Behring, Mr. Duffey was with Price Waterhouse in the Chicago and Detroit practice offices as well as the Washington D.C. National Office. Mr. Duffey holds a Bachelor of Arts degree in Accounting from Michigan State University.

        Lance C. Balk was named General Counsel of Six Flags in September 2010. Mr. Balk previously served as Senior Vice President and General Counsel of Siemens Healthcare Diagnostics from November 2007 to January 2010. Prior to Dade Behring's acquisition by Siemens AG, he served in the same capacity at Dade Behring Inc. from May 2006 to November 2007. In these roles Mr. Balk was responsible for global legal matters. Before joining Dade Behring, Mr. Balk was a partner at the law firm Kirkland & Ellis LLP, where he co-founded the firm's New York corporate and securities practices. Mr. Balk holds a J.D. and an M.B.A. from the University of Chicago, and a Bachelor of Arts degree in Philosophy from Northwestern University.

        John Bement was named Senior Vice President, In-Park Services for Six Flags in January 2006 and is responsible for food, retail, games, rentals, parking and other services offered throughout the 19 parks. Mr. Bement began his career with Six Flags in 1967 as a seasonal employee and became full-time in 1971. He has held a number of management positions at several parks including Six Flags Over Texas, Six Flags Magic Mountain, and Six Flags Great Adventure before being named Park President at Six Flags Over Georgia in 1993. In 1998, Mr. Bement was promoted to Executive Vice President of the Western Region, a post held until 2001, when he was named Executive Vice President of In-Park Services. In 2006 Bement was named Senior Vice President, and in his current role, is responsible for in-park revenues for all Six Flags properties.

        Walter S. Hawrylak was named Senior Vice President, Administration of Six Flags in June 2002 and is responsible for Human Resources, Benefits, Training, Risk Management and Insurance. He joined Six Flags in 1999 bringing a rich background in the theme park industry. He previously worked for Sea World, Universal Studios and Wet N Wild where he has held a variety of positions ranging from Director of Finance to General Manager to CFO. Mr. Hawrylak holds a Bachelor of Arts degree in Accounting from Ohio Northern University. Mr. Hawrylak is a CPA and started his career in public accounting.

        Michael S. Israel was named Chief Information Officer of Six Flags in April 2006 and is responsible for managing and updating the Company's Information Systems infrastructure. Mr. Israel began his career in technology sales and in 1998 became Chief Operating Officer for AMC—a high-end, solutions-based systems integration consulting firm, and then served as financial security assurance consultant from October 2004 to April 2006. Prior to this, he was Vice President of Word Pro's Business Systems for eight years. Mr. Israel holds a M.B.A. from St. John's University and a Bachelors of Business Administration degree in Marketing from The George Washington University. He also participated in the MIT Executive Program in Corporate Strategy.

        Tom Iven was named Senior Vice President, Park Operations for Six Flags' West Coast parks in May 2010. Mr. Iven began his career at Six Flags in 1976 as a seasonal employee and became a full-time employee in 1981. He held a number of management positions within several parks including Six Flags Magic Mountain and Six Flags Over Texas before being named General Manager of Six Flags St. Louis in 1998. In 2001, Mr. Iven was promoted to Executive Vice President, Western Region comprised of 17 parks, a post he held until 2006 when he was named Senior Vice President. In his current role, Mr. Iven is responsible for managing all operating functions for Six Flags' eight Western parks as well as oversight of Engineering and the Project Management Office, overseeing operating efficiency programs for all 19 parks in the Six Flags portfolio. Mr. Iven holds a Bachelor of Science degree from Missouri State University.

        Nancy A. Krejsa was named Senior Vice President, Investor Relations and Corporate Communications at Six Flags in October 2010 and is responsible for investor relations, corporate communications, public relations and international strategy. Ms. Krejsa previously served as Senior Vice President, Strategy and Communications for Siemens Healthcare Diagnostics from November 2007 to September 2010. Prior to Siemens' acquisition of Dade Behring, Ms. Krejsa was responsible for Corporate Communications and Investor Relations for Dade Behring. Ms. Krejsa joined Dade Behring in 1994 and held a number of Financial and Operational roles at Dade Behring, including Assistant Controller, Treasurer and Vice President of U.S. Operations. Prior to joining Dade Behring, Ms. Krejsa held a number of financial management positions at American Hospital Supply and Baxter International, including Vice President, Controller of the $5 billion Hospital Supply Distribution business. Ms. Krejsa has a B.S. in Finance from Indiana University and an M.B.A. in Accounting from DePaul University.

        David McKillips was named Senior Vice President, Corporate Alliances of Six Flags in September 2010 and is responsible for managing corporate sponsorships, media networks and licensed promotions. Mr. McKillips has 18 years of experience in the entertainment and theme park industry, specializing in promotion, sponsorship and consumer product licensing sales. In his current role, Mr. McKillips oversees the company's local, national and international sponsorship and media sales teams. Prior to joining Six Flags, from November 1997 to April 2006, Mr. McKillips served as Vice President of Advertising & Custom Publishing Sales for DC Comics, a division of Warner Bros. Entertainment and home to some of the world's most iconic superheroes, including Superman, Batman and Wonder Woman. He started his career with Busch Entertainment, serving roles within the operations, entertainment, group sales and promotions departments at Sea World in Orlando, Florida and then at Sesame Place in Langhorne, Pennsylvania, as Manager of Promotions. Mr. McKillips holds a Bachelor of Arts degree in Speech Communication from the University of Georgia.

        John Odum was named Senior Vice President, Park Operations for Six Flags' East Coast parks in May 2010. Mr. Odum began his career with Six Flags in 1974 where he held multiple supervisory and management positions within the areas of Entertainment, Rides, Park Services, Security, Admissions, Food Service, Merchandise, Games & Attractions and Finance. Additionally, Mr. Odum has served as the Park President in St. Louis, San Antonio and Atlanta. In 2003, he moved into an Executive Vice President role overseeing all operations for the 10 central division parks while also assuming company-wide responsibilities for the Maintenance/Engineering Division and Capital Spending administration. In his current role, Mr. Odum is responsible for managing all operating functions for Six Flags' 11 East Coast parks as well as oversight of Operations, Entertainment, Design and Maintenance for all 19 parks in the Six Flags portfolio. Mr. Odum holds a B.S. in Business Management from Presbyterian College.

        Brett Petit currently serves as Senior Vice President, Marketing of Six Flags. Mr. Petit has 28 years in the theme and water park industry, managing marketing strategy for more than 50 different theme parks, water parks and family entertainment centers across the country. In his role, he oversees all aspects of marketing strategy, advertising, promotions, group sales and online marketing. Prior to joining Six Flags, Mr. Petit served from March 2007 to June 2010 as Senior Vice President of Marketing & Sales for Palace Entertainment, an operator of theme parks and attractions with 38 locations hosting 14 million visitors. Before that, he worked 12 years as Senior Vice President of Marketing for Paramount Parks with over 12 million visitors and spent 13 years with Busch Entertainment Theme Parks as Marketing Vice President and Director of Sales. Mr. Petit holds a B.A. from University of South Florida.

        Leonard A. Russ was named Vice President and Chief Accounting Officer of Six Flags in October 2010 and is responsible for overseeing the Company's accounting function and the finance functions of the West Coast parks. Mr. Russ began his career at Six Flags in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within the Company before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to Controller, a position he held until being promoted to Chief Accounting Officer. Mr. Russ holds a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington.

Available Information

        Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at www.sixflags.com/investors. References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Annual Report on Form 10-K. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the United States Securities and Exchange Commission (the "SEC"). Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.

        Our website, www.sixflags.com/investors, also includes items related to corporate governance matters including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Principles, our Code of Business Conduct and our Code of Ethics for Senior Financial Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.

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

RISKS RELATED TO THE REORGANIZATION UNDER CHAPTER 11

         HISTORICAL FINANCIAL INFORMATION WILL NOT BE COMPARABLE.

        As a result of the Chapter 11 Filing, our financial statements were subject to the accounting prescribed by FASB ASC 852. We have applied fresh start accounting, pursuant to which our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, "Business Combinations" ("FASB ASC 805") and the difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill.

        Our financial condition and results of operations as of and subsequent to the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements. This will make it difficult for stockholders to assess our performance in relation to prior periods.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS AND COMMON STOCK

         THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

        Since our emergence from bankruptcy, there has been a low volume of trading in our common stock. We can give no assurance that there will be greater liquidity in the trading market for our common stock in the future. If there is limited liquidity in the trading market for our common stock, a sale of a large number of shares of our common stock could be adversely disruptive to the market price of our common stock.

        Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These risks included those described or referred to in this "Risk Factors" section and in other documents incorporated herein by reference as well as, among other things:

  •
  Our operating and financial performance and prospects;

  •
  Our ability to repay our debt;

  •
  Our access to financial and capital markets to refinance our debt or replace the existing credit facilities;

  •
  Investor perceptions of us and the industry and markets in which we operate;

  •
  Our dividend policy;

  •
  Future sales of equity or equity-related securities;

  •
  Changes in earnings estimates or buy/sell recommendations by analysts; and

  •
  General financial, domestic, economic and other market conditions.

         OUR MONETARY OBLIGATIONS REQUIRE THAT A SIGNIFICANT PART OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND THESE OTHER OBLIGATIONS.

        We must satisfy the following obligations with respect to the Partnership Parks:

  •
  We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $63.2 million in 2011 (based on our ownership of units as of December 31, 2010, our share of the distribution will be approximately $27.2 million) with similar amounts (adjusted for changes in cost of living) payable in future years.

  •
  We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

  •
  Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, of which number accumulates to the extent units are not tendered. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $351.1 million at December 31, 2010. The maximum number of units that we could be required to purchase in 2011 would result in an aggregate payment by us of approximately $334.1 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the TW Loan to satisfy such unit purchase obligations.

        We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $48.0 million of cash in 2010 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. At December 31, 2010 and 2009, we had loans outstanding of $239.3 million and $233.0 million, respectively, to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028.

        The vast majority of our capital expenditures in 2011 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $79.4 million on capital expenditures for all of our continuing operations in the 2010 calendar year (net of property insurance recoveries) and we plan on spending approximately $80 to $90 million on capital expenditures in 2011.

        Our high level of debt under our Senior Credit Facility and the TW Loan and our other obligations could have important negative consequences to us and investors in our securities. These include the following:

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

  •
  We could have difficulties obtaining additional financing to fund our annual Partnership Park obligations if the amount of the TW Loan is not sufficient.

  •
  We will have to use a significant part of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

  •
  Adverse economic or industry conditions may have more of a negative impact on us.

        We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. Because a large portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by attendance levels, in-park sales and sponsorship and licensing activity. A lower amount of cash generated from our parks or higher expenses than expected, when coupled with our debt obligations, could adversely affect our ability to fund our operations.

         THE SENIOR CREDIT FACILITY AND THE TW LOAN AGREEMENT INCLUDES FINANCIAL AND OTHER COVENANTS THAT WILL IMPOSE RESTRICTIONS ON OUR FINANCIAL AND BUSINESS OPERATIONS.

        The Senior Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. In addition, the Senior Credit Facility restricts our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. These covenants may have a material impact on our operations. In addition, if we fail to comply with the covenants in the Senior Credit Facility and are unable to obtain a waiver or amendment, an event of default would result under the Senior Credit Facility.

        The TW Loan agreement and related guarantee agreement contain covenants and events of default on substantially similar terms as those contained in the Senior Credit Facility that may impose restrictions on our operations.

        Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the Senior Credit Facility and the TW Loan. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

        The Senior Credit Facility and the TW Loan agreement also contain other events of default customary for financings of this type, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness (with respect to the TW Loan) and certain change of control events. If an event of default were to occur, the lenders under the applicable facility could declare outstanding borrowings under these agreements immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under the Senior Credit Facility and the TW Loan if such facilities were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under these facilities could also result in an event of default under other indebtedness.

        We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

         CHANGES IN OUR CREDIT RATINGS COULD ADVERSELY AFFECT THE PRICE OF HOLDINGS' COMMON STOCK.

        Credit rating agencies continually review their ratings for the companies they follow including us. In connection with our emergence from bankruptcy, the rating agencies evaluated our new credit facilities and Moody's Investors Service and Standard & Poor's provided an initial corporate family rating of B2 and B, respectively. In November 2010, Moody's upgraded our credit rating to B1 and Standard & Poor's upgraded our credit rating to B+. In February 2011, Standard & Poor's increased our credit rating to BB-. Both rating agencies have placed our ratings on "stable outlook." A negative change in our ratings or the perception that such a change could occur could adversely affect the market price of our common stock.

         HOLDING COMPANY STRUCTURE—ACCESS TO CASH FLOW OF MOST OF HOLDINGS' SUBSIDIARIES IS LIMITED.

        Holdings is a holding company whose primary assets consist of shares of stock or other equity interests in its subsidiaries, and Holdings conducts substantially all of its current operations through its subsidiaries. Almost all of its income is derived from its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations. We had $187.1 million of cash and cash equivalents on a consolidated basis at December 31, 2010, of which $13.4 million was held at Holdings.

        Other than Holdings' interests in the Partnership Parks, all of Holdings' current operations are conducted by subsidiaries of SFO, Holdings' principal direct wholly-owned subsidiary. Holdings may, in the future, transfer other assets to SFO or other entities owned by Holdings. The Senior Credit Facility and the TW Loan limit the ability of SFO to pay dividends or make other distributions to Holdings.

         ANTI-TAKEOVER PROVISIONS—PROVISIONS IN HOLDINGS' CORPORATE DOCUMENTS AND THE LAW OF THE STATE OF DELAWARE AS WELL AS CHANGE OF CONTROL PROVISIONS IN CERTAIN OF OUR DEBT AND OTHER AGREEMENTS COULD DELAY OR PREVENT A CHANGE OF CONTROL, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO STOCKHOLDERS, OR IF THAT CHANGE COULD HAVE A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS.

        Certain provisions in Holdings' Restated Certificate of Incorporation, the Senior Credit Facility agreement and the TW Loan agreement may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

        Holdings' Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by Holdings' Board of Directors. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.

        Additionally, Holdings' Certificate of Incorporation contains a provision pursuant to which, for one year following the Effective Date, stockholders are prohibited from calling a special meeting of stockholders for the purpose of removing directors unless a majority of the Board of Directors as of the Effective Date calls a special meeting at which 80% of the stockholders would have to approve any such removal. Moreover, under Holdings' Certificate of Incorporation, there can be no election of directors for at least one year following the Effective Date unless a majority of the full initial Board of Directors as of the Effective Date calls an early annual meeting.

        If the common stock is listed on a national securities exchange or held of record by more than 2,000 holders, Holdings will be subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances. These provisions may have the effect of delaying or preventing a change of control. All of these factors could materially adversely affect the price of the common stock.

        The Senior Credit Facility agreement and the TW Loan agreement contain provisions pursuant to which it is an event of default if any "person" becomes the beneficial owner of more than 35% of the common stock. This could deter certain parties from seeking to acquire us and if any "person" were to become the beneficial owner of more than 35% of the common stock, we may not be able to repay such indebtedness.

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

         THE POTENTIAL ISSUANCE BY HOLDINGS OF ADDITIONAL SHARES OF COMMON STOCK PURSUANT TO THE DELAYED DRAW EQUITY PURCHASE OR THE SIX FLAGS ENTERTAINMENT CORPORATION LONG-TERM INCENTIVE PLAN OR AWARDED AS COMPENSATION TO NON-EMPLOYEE DIRECTORS MAY DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS.

        At any time until June 1, 2011, Holdings, if so authorized by a majority of the members of Holdings' Board of Directors, shall have the right, by delivering written notice to certain entities, to require such entities to purchase an aggregate of $25 million of common stock (the "Delayed Draw

Shares"). In addition, in connection with the Plan, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the "Long-Term Incentive Plan"). The Long-Term Incentive Plan permits Holdings to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, "Awards") to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan provides that no more than 4,833,333 shares of common stock may be issued pursuant to Awards under the Long-Term Incentive Plan as of the Effective Date, and if and to the extent the Delayed Draw Equity Purchase is consummated, up to 149,956 additional shares of common stock shall be available for issuance under the Long-Term Incentive Plan. Any issuance of the Delayed Draw Shares or any awards under the Long-Term Incentive Plan will dilute the ownership interests of existing stockholders.

        In addition, the perceived risk associated with the possible issuance of a large number of shares of common stock could cause some of Holdings' stockholders to sell their common stock, thus causing the trading price of the common stock to decline. Any sales in the public market of shares of common stock could adversely affect prevailing trading prices of shares of common stock. If the common stock price declines, it may be more difficult for Holdings to raise additional capital through future offerings of equity or equity-related securities.

RISKS RELATED TO OUR BUSINESS

         GENERAL ECONOMIC CONDITIONS THROUGHOUT THE WORLD MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

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

        Additionally, general economic conditions throughout the world could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, payment of claims by our insurance carriers and/or the funding of our lines of credit.

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

        Almost all of our parks feature "thrill rides." While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by our competitors, particularly accidents or injuries that attract media attention, may reduce attendance at our parks, causing a decrease in revenues. Our current insurance policies may not provide adequate coverage. In addition, the majority of our current insurance policies expire on May 1, 2011. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

         SEASONALITY—OUR OPERATIONS ARE SEASONAL.

        Our operations are seasonal. Approximately 82% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.

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

        With approximately 1,900 full-time employees, our results of operations are also substantially affected by costs of retirement and medical benefits. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put pressure on the cost of providing pension and medical benefits. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure, including as a result of any new legislation, could reduce the profitability of our businesses.

         RECENT CHANGES IN OUR SENIOR MANAGEMENT MAY CAUSE UNCERTAINTY IN, OR BE DISRUPTIVE TO, OUR BUSINESS.

        We have recently experienced significant changes in our senior management and Holdings' Board of Directors. On May 11, 2010, Al Weber, was named our President and Interim Chief Executive Officer, and we announced that we had retained an executive search firm to seek candidates to serve as our Chief Executive Officer on a permanent basis. Effective as of May 11, 2010, Mark Shapiro was no longer serving as our President and Chief Executive Officer, and effective as of June 10, 2010, he was no longer with the Company. In addition, Mark Jennings resigned as a member of Holdings' Board of Directors effective as of May 11, 2010 and Mark Shapiro resigned as a member of Holdings' Board of Directors effective May 28, 2010.

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

        On August 12, 2010, James Reid-Anderson was named the Company's Chairman, President and Chief Executive Officer. Usman Nabi, the Company's prior Chairman, continues to serve as a Director of the Company and a member of the Executive Committee and Al Weber assumed the role of Chief Operating Officer of the Company.

        On August 20, 2010, the Company entered into a retirement and consulting agreement with its former General Counsel, James M. Coughlin, setting forth certain terms relating to Mr. Coughlin's retirement from the Company, which retirement became effective July 28, 2010.

        On September 7, 2010, the Company appointed John M. Duffey as the Company's Executive Vice President and Chief Financial Officer, and Lance C. Balk as the Company's Executive Vice President and General Counsel. The Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed's employment agreement with the Company, effective October 6, 2010. The Company also terminated David Kyle Bradshaw, the Company's former Senior Vice President, Finance and Chief Accounting Officer, from his employment with the Company, without cause, as that term is defined in Mr. Bradshaw's employment agreement with the Company, effective October 6, 2010.

        On September 28, 2010, the Company terminated Louis Koskovolis, the former Executive Vice President, Corporate Alliances, of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Koskovolis' employment agreement with the Company. Effective as of October 28, 2010, Mr. Koskovolis was no longer employed by the Company.

        The Company has made strategic changes in addition to personnel changes, which are based on greater cost constraint and yield management, and plans to continue its cost containment strategy. These changes in the Company's senior management, Board of Directors and operations may be disruptive to its business and, during the transition period, there may be uncertainty among investors, employees and others concerning the Company's future direction and performance. Any such disruption or uncertainty could have a material adverse impact on the Company's results of operations and financial condition and the market price of Holdings' common stock. Additionally, the Company may not be able to achieve or fully implement its planned additional cost reduction measures without adversely impacting revenues or guest service.

         ENVIRONMENTAL REGULATION—OUR OPERATIONS AND OUR OWNERSHIP OF PROPERTY SUBJECT US TO ENVIRONMENTAL REGULATION, WHICH CREATES UNCERTAINTY REGARDING FUTURE ENVIRNMENTAL EXPENDITURES AND LIABILITIES

        The Company may be required to incur costs to comply with environmental requirements, such as those relating to discharges to air, water and land; water resources; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate property properly, may impair or ability to use, transfer or obtain financing regarding our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

ITEM 2.    PROPERTIES

        Set forth below is a brief description of our material real estate at March 1, 2011. See also "Business—Description of Parks."

Six Flags America, Largo, Maryland—523 acres (owned)
Six Flags Discovery Kingdom, Vallejo, California—138 acres (owned)
Six Flags Fiesta Texas, San Antonio, Texas—224 acres (owned)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey—2,200 acres (owned)
Six Flags Great America, Gurnee, Illinois—304 acres (owned)
Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)
Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)
Six Flags Magic Mountain, Valencia, California—250 acres (owned)
Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to concession agreement)(1)
Six Flags New England, Agawam, Massachusetts—284 acres (substantially all owned)
Six Flags Over Georgia, Atlanta, Georgia—290 acres (leasehold interest)(2)
Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(2)
Six Flags St. Louis, Eureka, Missouri—497 acres (owned)
Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(3)
La Ronde, Montreal, Canada—146 acres (leasehold interest)(4)
The Great Escape, Lake George, New York—351 acres (owned)

(1)
The concession agreement is with the Federal District of Mexico City. The agreement expires in 2017.

(2)
Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(3)
Owned by the Georgia partnership.

(4)
The site is leased from the City of Montreal. The lease expires in 2065.

        We have granted to our lenders under the Senior Credit Facility, a mortgage on substantially all of our United States properties.

        In addition to the foregoing, we also lease office space and a limited number of rides and attractions at our parks. See Note 16 to the Consolidated Financial Statements for a discussion of lease commitments.

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

        On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, the Company terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in "excess of" $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million. The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against the Company for breach of fiduciary duty, constructive fraud and punitive damages. The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company's favor, dismissing the claim. The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008. On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District. This litigation was stayed during the Chapter 11 Filing but as of February 2011 is continuing in state court.

        On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that the Company is liable for direct or indirect infringement of United States Patent No. 5,277,125 because of its ownership and/or operation of various theme parks and amusement rides. The Patent Complaint does not include specific allegations concerning the location or manner of alleged infringement. The Patent Complaint seeks damages and injunctive relief. On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. The Company has contacted the manufacturers of the amusement rides that it believes may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. The Company tendered the defense of this matter to certain of the ride manufacturers. This litigation has been stayed with respect to the Debtors since the Chapter 11 Filing and, as of the Effective Date, any further action against the Debtors with respect to this litigation is temporarily enjoined pursuant to the Plan.

        On January 6, 2009, a civil action against the Company was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to SFOG on July 3, 2007. Certain of the individuals were employees of the park and were off-duty at the time the altercation occurred. The plaintiff, who had exited the park, claims that the Company was negligent in its security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. The Company has filed a motion to dismiss the action.

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

        The Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed's employment agreement with the Company, effective October 6, 2010. On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Six Flags Entertainment Corp., Six Flags, Inc., Six Flags Operations Inc., and Six Flags Theme Parks Inc., as Respondents. Mr. Speed's arbitration action asserts various claims relating to and arising out of his employment agreement with the Company. The Company and all of the Respondents deny Mr. Speed's allegations and intend to defend the arbitration action vigorously.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Holdings' common stock trades on the New York Stock Exchange under the symbol "SIX." The stock began trading on New York Stock Exchange on June 21, 2010.

        Prior to April 18, 2009, SFI's common stock traded on the New York Stock Exchange under the symbol "SIX." From April 18, 2009 through the Effective Date, prices for SFI's common stock were quoted on the over-the-counter market under the symbol "SIXFQ." On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of SFI, including all options restricted stock awards, were cancelled pursuant to the terms of the Plan.

	Sales Price
	High	Low
2011
First Quarter (through March 1, 2011)	$66.50	$53.96
2010
Fourth Quarter 2010	$57.00	$43.32
Third Quarter 2010	$45.50	$31.85
Second Quarter 2010 (beginning June 21, 2010)	$37.22	$33.44

Holders of Record

        There were approximately 213 stockholders of record of Holdings' common stock as of March 1, 2011. This does not reflect holders who beneficially own common stock held in nominee or street name.

Dividends

        On December 30, 2010, Holdings paid its first quarterly cash dividend of $0.06 per share of common stock. On February 4, 2011, Holdings announced that its Board of Directors declared its second cash dividend of $0.06 per share of common stock payable on March 14, 2011. The amount and timing of any future dividends payable on Holdings' common stock are within the sole the discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the Senior Credit Facility and the TW Loan include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis—Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this report and Note 1(b) to the Consolidated Financial Statements included in this report.

Stock Repurchase Program

        In February 2011, Holdings' Board of Directors approved a stock purchase plan that permits the Company to repurchase up to $60 million of common stock over a three-year time period.

ITEM 6.    SELECTED FINANCIAL DATA

        The following financial data derives from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the historical financial statements and related notes this report contains.

        Our audited financial statements included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the results of thirteen parks, including the Sale Parks which were sold in 2007 and the Louisville and New Orleans parks, as discontinued operations (in thousands, except per share data).

	Successor	Predecessor
	Eight Months Ended December 31,	Four Months Ended April 30,	Year Ended December 31,
	2010	2010	2009	2008	2007	2006

Statement of Operations Data:
Theme park admissions	$452,189	$59,270	$482,670	$526,550	$514,627	$512,956
Theme park food, merchandise and other	348,552	52,054	374,685	420,994	401,027	386,924
Sponsorship, licensing and other fees	37,877	11,259	41,577	58,251	37,986	25,219
Accommodations revenue	9,194	5,494	—	—	—	—

Total revenue	847,812	128,077	898,932	1,005,795	953,640	925,099

Operating expenses (excluding depreciation and amortization shown separately below)	292,550	115,636	413,817	407,766	416,359	399,839
Selling, general and administrative (excluding depreciation and amortization shown separately below)	142,079	47,608	192,618	211,512	237,300	236,392
Costs of products sold	66,965	12,132	75,296	84,680	79,511	77,936
Depreciation and amortization	118,349	45,675	141,707	135,439	133,173	126,773
Loss on disposal of assets	11,727	1,923	11,135	17,123	36,769	26,694
Interest expense, net	53,842	74,134	105,435	183,028	204,132	205,761
Equity in loss (income) of investees	1,372	(594)	(3,122)	806	502	948
Net loss (gain) on debt extinguishment	18,493	—	—	(107,743)	8,870	—
Other expense (income), net	956	(802)	17,304	14,627	20,090	11,762
Restructure costs	37,417	—	—	—	—	—

Income (loss) from continuing operations before reorganization items, income taxes, discontinued operations, and cumulative effect of a change in accounting principle	104,062	(167,635)	(55,258)	58,557	(183,066)	(161,006)
Reorganization items, net	7,479	(819,473)	101,928	—	—	—

Income (loss) from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	96,583	651,838	(157,186)	58,557	(183,066)	(161,006)
Income tax expense	11,177	112,648	2,902	116,630	6,203	4,318

Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	85,406	539,190	(160,088)	(58,073)	(189,269)	(165,324)
(Loss) income from discontinued operations	(565)	9,759	(34,007)	(21,016)	(26,355)	(104,886)

Income (loss) before cumulative effect of a change in accounting principle	84,841	548,949	(194,095)	(79,089)	(215,624)	(270,210)
Cumulative effect of a change in accounting principle	—	—	—	—	—	(1,038)

Net income (loss)	84,841	548,949	(194,095)	(79,089)	(215,624)	(271,248)
Less: Net income attributable to noncontrolling interests	(34,788)	(76)	(35,072)	(40,728)	(39,684)	(40,223)

Net income (loss) attributable to Six Flags Entertainment Corporation	$50,053	$548,873	$(229,167)	$(119,817)	$(255,308)	$(311,471)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$50,053	$548,873	$(245,509)	$(141,787)	$(277,278)	$(333,441)

Net income (loss) per common share outstanding—basic and diluted:
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.83	$5.50	$(2.16)	$(1.25)	$(2.65)	$(2.42)
(Loss) income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.02)	0.10	(0.35)	(0.21)	(0.28)	(1.11)
Cumulative effect of a change in accounting principle applicable to Six Flags Entertainment Corporation common stockholders	—	—	—	—	—	(0.01)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$1.81	$5.60	$(2.51)	$(1.46)	$(2.93)	$(3.54)

Weighted average number of common shares outstanding—basic and diluted	27,650	98,054	97,720	96,950	94,747	94,242

Cash dividends declared per common share	$0.06	—	—	—	—	—

		Predecessor
	Successor
		December 31.
	December 31, 2010
		2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents(1)	$187,061	$164,830	$210,332	$28,388	$24,295
Total assets	$2,733,253	$2,907,652	$3,030,129	$2,944,138	$3,185,791
Total long-term debt (excluding current maturities)(2)	$938,195	$1,966,754	$2,044,230	$2,163,712	$2,039,299
Total debt(2)	$971,154	$2,406,580	$2,298,200	$2,182,427	$2,153,358
Redeemable noncontrolling interests	$441,655	$355,933	$414,394	$415,350	$418,145
Mandatorily redeemable preferred stock (represented by the PIERS)	—	$306,650	$302,382	$285,623	$284,497
Stockholders' equity (deficit)(3)	$868,163	$(584,174)	$(376,499)	$(178,440)	$70,116
Noncontrolling interests	$4,455	—	—	—	—

(1)
Excludes restricted cash.

(2)
Includes debt classified in liabilities subject to compromise at December 31, 2009.

(3)
Reflects impact of the FASB ASC 810 adoption on January 1, 2010. See Note 6 to the Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Significant components of the Management's Discussion and Analysis of Financial Condition and Results of Operations section include:

  •
  Overview.  The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.

  •
  Critical Accounting Policies.  The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.

  •
  Recent Events.  The recent events section provides a brief description of recent events occurring in our business.

  •
  Results of Operations.  The results of operations section provides an analysis of our results for the eight months ended December 31, 2010, the four months ended April 30, 2010 and the two years ended December 31, 2009 and 2008. The four months ended April 30, 2010 and the eight months ended December 31, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010. In addition, we provide a discussion of items affecting the comparability of our financial statements.

  •
  Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2010 and of our outstanding debt and commitments existing as of December 31, 2010.

  •
  Market Risks and Security Analyses.  We are principally exposed to market risk related to foreign currency exchange rates and interest rates, which are described in the market risks and security analyses section.

  •
  Recently Issued Accounting Pronouncements.  This section provides a discussion of recently issued accounting pronouncements applicable to Six Flags, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.

        The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

        The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. The Consolidated Financial Statements and this discussion and analysis reflect the effects of our reclassification of the assets, liabilities and results of parks previously divested, including our Louisville and New Orleans parks, as discontinued operations.

        See Note 1 to the Consolidated Financial Statements regarding the impact of the Chapter 11 Filing in June 2009 and our emergence on April 30, 2010.

Overview

        We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 19 parks we currently own or operate, 17 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.

        Our revenue is primarily derived from (1) the sale of tickets for entrance to our parks (approximately 52% of revenue in 2010), (2) the sale of food, merchandise, games and attractions inside our parks, (3) and sponsorship, licensing and other fees. Revenues from ticket sales and park sales is primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. Our profitability improved primarily as a result of stronger revenues and lower cash operating costs. Attendance increased in 2010 primarily as a result of improving economic conditions and the success of our season pass and group sales marketing initiatives. Our cash operating costs decreased primarily as a result of our ongoing focus on cost elimination as part of our restructuring.

        Our principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. A large portion of our expenses is relatively fixed because our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

        One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we have declared cash dividends for the fourth quarter of 2010 and the first quarter of 2011. In addition, we have initiated a share repurchase plan, as announced in February 2011, pursuant to which we may repurchase up to $60 million shares of our common stock over a three-year period, as a sound use of our cash and a responsible way to enhance shareholder value.

        Following our emergence from bankruptcy on April 30, 2010, we have made significant changes in our senior management as well as strategic changes, which are based on greater cost constraint and yield management, and we plan to continue our cost containment strategy.

Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of the Consolidated Financial Statements in conformity with GAAP. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Accounting for the Chapter 11 Filing

        We follow the accounting prescribed by FASB ASC 852, "Reorganizations". This accounting literature provides guidance for periods subsequent to a chapter 11 filing regarding the presentation of liabilities that are and are not subject to compromise by the bankruptcy court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

        In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim. During the second quarter of 2009, we wrote off costs that were associated with unsecured debt that is included in liabilities subject to compromise. Premiums and discounts as well as debt issuance cost on debt that is not subject to compromise, such as fully secured claims, were not adjusted.

        Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy and the reorganization value of the assets before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, we applied fresh start accounting, in which our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC 805. The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill. See Note 1(g) to the Consolidated Financial Statements for discussion of application of fresh start accounting and effects of the Plan. The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(g) to the Consolidated Financial Statements results in financial statements that are not comparable to financial statements in periods prior to emergence.

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

Valuation of Long-Lived Assets

        Long-lived assets totaled $2,406.1 million at December 31, 2010, consisting of property and equipment ($1,365.1 million), goodwill ($630.2 million) and other intangible assets ($410.8 million). With our adoption of fresh start accounting upon emergence, assets were revalued based on the fair values of long-lived assets. See Note 1(g) to the Consolidated Financial Statements for assumptions used in determining fair value of long-lived assets under fresh start accounting.

        Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if indicators are identified that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity (deficit)). Accordingly, no impairment was required.

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

        In connection with the Chapter 11 Filing, we rejected the lease with the Kentucky State Fair Board relating to our Louisville park and ceased operating the park. In the first quarter of 2010, we classified the results of operations for the Louisville park as discontinued operations. We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of discontinued operations in the statement of operations for the year ended December 31, 2009.

Accounting for Income Taxes

        As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for our property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (primarily net operating and capital loss carryforwards) will be recovered by way of offset against taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect such amount as income tax expense in the consolidated statements of operations.

        Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $420.1 million, $450.0 million and $612.4 million at December 31, 2010, April 30, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating and capital loss carryforwards and tax credits, before they expire. The valuation allowance at December 31, 2010, April 30, 2010 and December 31, 2009 is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.

        Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase net operating loss carryforwards prior to their expiration. See Note 3(t) to the Consolidated Financial Statements.

Recent Events

        On December 3, 2010, the Senior Credit Facility was amended pursuant to the First Lien Amendment to increase the Senior Credit Facility to $1,070.0 million comprised of a $120.0 million revolving loan facility (none of which was outstanding as of December 31, 2010 (excluding letters of credit in the amount of $27.6 million)), which may be increased to up to $200.0 million in certain circumstances, and a $950.0 million term loan facility ($950.0 million of which was outstanding as of December 31, 2010). In connection with the First Lien Amendment, the Company repaid in full and terminated the $250.0 million senior secured second lien term loan facility. Also, on December 3, 2010, the TW Loan agreement and the associated guarantee were amended primarily to conform to the new terms under the First Lien Amendment. Under the TW Loan amendment, the TW Borrowers will pay an unused commitment fee of 0.50% per year. The Company incurred approximately $23 million in fees and expenses in connection with these amendments, and expects annual cash interest savings to be approximately $16 million. See Note 8 to the Consolidated Financial Statements.

        In February 2010, in connection with the Chapter 11 Filing, we rejected the lease with the Kentucky State Fair Board relating to our Louisville park and we ceased operating the park. In the first quarter of 2010, we classified the results of operations for the Louisville park as discontinued operations. We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of discontinued operations in the statement of operations for the year ended December 31, 2009. See Note 3(p) to the Consolidated Financial Statements for further discussion regarding valuation of long-lived assets.

        In late September 2009, a severe storm caused water damage to portions of Six Flags Over Georgia. Nevertheless, the park opened the following weekend and remained open for the balance of the 2009 season. The Company filed and settled its insurance claim in 2010.

Results of Operations

        Summary data for the eight months ended December 31, 2010, the four months ended April 30, 2010 and the year ended December 31, 2009 and 2008 were as follows (in thousands, except per capita revenue). The four months ended April 30, 2010 and the eight months ended December 31, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010. References in results of operations and percentage change combine the two periods in order to provide comparability of such information to the year ended December 31, 2009.

		Predecessor
	Successor				Percent Changes
			Year Ended December 31,
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
					2010 vs 2009	2009 vs 2008
			2009	2008
Total revenue	$847,812	$128,077	$898,932	$1,005,795	9%	(11)%

Operating expenses	292,550	115,636	413,817	407,766	(1)	1
Selling, general and administrative	142,079	47,608	192,618	211,512	(2)	(9)
Cost of products sold	66,965	12,132	75,296	84,680	5	(11)
Depreciation and amortization	118,349	45,675	141,707	135,439	16	5
Loss on disposal of assets	11,727	1,923	11,135	17,123	23	(35)
Interest expense, net	53,842	74,134	105,435	183,028	21	(42)
Equity in loss (income) of investees	1,372	(594)	(3,122)	806	(125)	(487)
Net (gain) loss on debt extinguishment	18,493	—	—	(107,743)	N/M	(100)
Other expense (income), net	956	(802)	17,304	14,627	(99)	18
Restructure costs	37,417	—	—	—	N/M	N/M

Income (loss) from continuing operations before reorganization items and income taxes	104,062	(167,635)	(55,258)	58,557	15	(194)
Reorganization items, net	7,479	(819,473)	101,928	—	(897)	N/M

Income (loss) from continuing operations before income taxes	96,583	651,838	(157,186)	58,557	(576)	(368)
Income tax expense	11,177	112,648	2,902	116,630	N/M	(98)

Income (loss) from continuing operations	$85,406	$539,190	$(160,088)	$(58,073)	(490)	176

Other Data:
Attendance	21,272	3,018	23,270	24,736	4	(6)%
Total revenue per capita	$39.86	$42.43	$38.63	$40.66	4	(5)

Year ended December 31, 2010 vs. Year ended December 31, 2009

        Revenue.    Revenue in 2010 increased $77.0 million, or 9%, to $975.9 million compared to $898.9 million in 2009. Of this increase, $14.7 million was attributable to revenues related to the Six Flags Great Escape Lodge (the "Lodge"), which we consolidated as of January 1, 2010 due to the adoption of new accounting rules. Excluding the consolidation of the Lodge, total revenues increased $62.3 million, or 7% in 2010 compared to 2009, reflecting increased attendance, per capita guest spending and sponsorship revenues. Attendance in 2010 was 24.3 million, a 4% increase over attendance in 2009, due to strong season pass visitation and higher group sales. Per capita guest spending, which excludes sponsorship, licensing, Lodge accommodations and other fees, increased 2% to $37.55 in 2010 compared to $36.84 in 2009. Admissions revenue per capita increased 2% to $21.06 in 2010 compared to $20.74 in 2009, reflecting improved yield on single day tickets and a favorable exchange rate impact of $0.12 attributable to our Montreal and Mexico City parks. Increased revenues from food and beverage, rentals, retail, parking and other in-park offerings resulted in a 2% or $0.39 increase in non-admissions per capita guest spending in 2010 compared to 2009, of which approximately $0.10 was attributable to the exchange rate impact at our Montreal and Mexico City parks.

        Operating Expenses.    Operating expenses for 2010 decreased $5.6 million (1%) compared to operating expenses in 2009. This decrease was primarily driven by decreases in (i) salaries, wages and benefits ($7.4 million) primarily related to our ongoing focus on cost elimination, and reductions in expenses related to the Company's pension plan that was frozen in 2006, (ii) repairs and maintenance costs ($6.1 million) primarily related to a large number of non-routine projects in 2009, and (iii) outside consulting and professional services ($2.7 million), partially offset by (i) expenses of the

Lodge ($7.2 million) and (ii) and increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($2.7 million).

        Selling, general and administrative.    Selling, general and administrative expenses for 2010 decreased $2.9 million (2%) compared to 2009. The decrease primarily reflects reductions in (i) marketing expenses ($21.9 million) and (ii) insurance expenses ($1.8 million), partially offset by (i) an increase in salaries and wages expense ($16.9 million) related to increased stock-based compensation expense, (ii) expenses of the Lodge ($1.4 million) and (iii) an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($1.3 million).

        Costs of products sold.    Costs of products sold in 2010 increased $3.8 million (5%) compared to 2009, primarily due to (i) the increase in food and beverage, games and merchandise sales, (ii) the consolidation of the Lodge and (iii) the exchange rate impact at our parks in Montreal and Mexico City. As a percentage of our in-park guest spending (excluding the Lodge), cost of products sold decreased in 2010.

        Depreciation and amortization.    Depreciation and amortization expense for 2010 increased $22.3 million (16%) compared to 2009. The increase was primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(g) to the Consolidated Financial Statements), (ii) the consolidation of the Lodge and (iii) the exchange rate impact at our parks in Montreal and Mexico City.

        Loss on disposal of assets.    Loss on disposal of assets increased by $2.5 million in 2010 compared to 2009 primarily due to the write-off of a project that was terminated at our park in Jackson, New Jersey in 2010.

        Interest expense, net.    Interest expense, net, for 2010 increased $22.5 million (21%) compared to 2009, primarily reflecting an additional $45.3 million of interest accrued on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010. The increase in interest expense was partially offset by the reduction of debt as a result of confirmation of the Plan by the Bankruptcy Court.

        Equity in loss (income) of investees.    The $3.9 million decrease in equity in loss (income) of investees in 2010 compared to 2009 is related to our investment in DCP and their reduced net income in 2010 primarily related to increased interest expense.

        Loss on debt extinguishment.    The $18.5 million loss on debt extinguishment in 2010 was primarily the result of the $17.5 million loss recognized on the repayment in full, and termination, of the $250,000,000 senior secured second lien term loan facility in December 2010 in conjunction with the First Lien Amendment. In addition, a $957,000 net loss on debt extinguishment was recognized in August 2010 as a result of the $25.0 million prepayment made on the Exit First Lien Term Loan.

        Restructure costs.    Restructure costs were $37.4 million for 2010, consisting primarily of severance and other costs related to our former Chief Executive Officer and other executives leaving the Company, a company-wide workforce reduction and contract terminations related to our new strategic direction.

        Other expense (income), net.    Other expense (income), net, improved by $17.2 million in 2010 primarily due to a loss on the termination of interest rate swaps in the second quarter of 2009.

        Reorganization items, net.    The $812.0 million favorable impact of reorganization items for 2010 was due to the $1.087.5 million gain on settlement of liabilities subject to compromise recognized on the Effective Date, partially offset by $178.5 million of fresh start accounting adjustments and $89.6 million of other costs and expenses directly related to the reorganization. The $101.9 million of reorganization costs in 2009 included $67.6 million for the write off of unamortized debt issue costs, premiums and discounts associated with debt reclassified as liabilities subject to compromise and $34.3 million of other costs and expenses directly related to the reorganization.

        Income tax expense.    Income tax expense was $123.8 million for 2010 compared to $2.9 million for 2009, primarily reflecting the deferred income taxes that were recorded as a result of fresh start reporting in 2010. See Note 3(t) and Note 11 to the Consolidated Financial Statements.

Year ended December 31, 2009 vs. Year ended December 31, 2008

        Revenue.    Revenue in 2009 totaled $898.9 million compared to $1,005.8 million in 2008, representing an 11% decrease. The decrease is attributable to a 1.5 million (6%) decrease in attendance coupled with a $2.03 (5%) decrease in total revenue per capita. The attendance reduction was driven by a decline in group sales, reflecting cutbacks in outings by companies, schools and other organizations, as well as reduced complimentary and free promotional tickets. The reduction in total revenue per capita reflects decreased guest spending on admissions, food and beverage, games and merchandise and other in-park revenues, as well as decreased licensing and other fees. Per capita guest spending, which excludes sponsorship, licensing and other fees, decreased $1.46 (4%) to $36.84 from $38.31 in 2008. Admissions revenue per capita decreased $0.54 (3%) in 2009 compared to the prior year, and was driven by the exchange rate impact on admissions revenue at our parks in Mexico City and Montreal ($0.27) as well as price and ticket mix (e.g., season pass, main gate, group sales and other discounted or complimentary tickets). Decreased revenues from food and beverage, games, retail, and other in-park offerings resulted in an $0.92 (5%) decrease in non-admissions per capita guest spending in 2009 compared to 2008, of which approximately ($0.26) was attributable to the exchange rate impact at the Company's parks in Mexico City and Montreal.

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

        Operating Expenses.    Operating expenses for 2009 increased $6.1 million (1%) compared to operating expenses in 2008, reflecting an increase in salaries, wages and benefits ($10.2 million) primarily due to the impact of minimum wage increases as well as increased costs related to our pension plan that was frozen in March 2006 and increased workers compensation costs, partially offset by a reduction in cash-based incentive compensation and stock-based compensation, and a decrease in expenses related to the exchange rate impact at our parks in Mexico City and Montreal ($4.8 million).

        Selling, general and administrative.    Selling, general and administrative expenses for 2009 decreased $18.9 million (9%) compared to 2008. The reduction primarily reflects decreases in (i) salaries, wages and benefits ($8.3 million) primarily due to a reduction in cash-based incentive compensation and stock-based compensation, (ii) insurance related expenses ($4.3 million), (iii) expenses related to the exchange rate impact at our parks in Mexico City and Montreal ($2.6 million), (iv) legal expenses ($1.5 million) and (v) property taxes ($1.5 million).

        Costs of products sold.    Costs of products sold in 2009 decreased $9.4 million (11%) compared to costs for 2008, primarily due to (i) the decrease in food and beverage, games and merchandise sales, and (ii) a decrease in cost of sales related to the exchange rate impact at our parks in Mexico City and Montreal. As a percentage of our in-park guest spending, cost of products sold was flat in 2009.

        Depreciation and amortization.    Depreciation and amortization expense for 2009 increased $6.3 million (5%) compared to 2008. The increase was primarily attributable to our on-going capital program partially offset by a decrease in depreciation expense related to the exchange rate impact at our parks in Mexico City and Montreal.

        Loss on disposal of assets.    Loss on disposal of assets decreased by $6.0 million (35%) in 2009 compared to 2008 primarily due to the write-off of several assets no longer being utilized in park operations in 2008, coupled with the gain recognized in 2009 on the sale of a ride at SFOG and the gain recognized from the insurance proceeds received in the third quarter of 2009 for certain assets that were destroyed by a fire at our Mexico park in 2008.

        Interest expense, net.    Interest expense, net, for 2009 decreased $77.6 million (42%) compared to 2008 primarily reflecting the cessation of interest accruals and the write-off of discounts, premiums and deferred financing costs on our unsecured debt which is subject to compromise as a result of the Chapter 11 Filing, as well as lower effective interest rates.

        Other expense (income), net.    Other expense increased $2.7 million (18%) in 2009 primarily due to the settlement of certain contingencies in 2008 and the exchange rate impact at our Mexico City and Montreal parks.

        Income tax expense.    Income tax was $2.9 million for 2009 compared to a $116.6 million expense for 2008, primarily reflecting a 2008 non-cash income tax expense of approximately $110.8 million resulting from an increase in our tax valuation allowance for deferred tax assets, which consists primarily of net operating loss ("NOL") carryforwards. The tax expense was affected by the valuation allowance applied to our U.S. net deferred tax assets during both years. The current period valuation allowance was $620.2 million at December 31, 2009 and $596.3 million at December 31, 2008. See "Critical Accounting Policies" and Note 3(t) and Note 11 to the Consolidated Financial Statements.

        At December 31, 2009, we estimated that we had approximately $1,958.4 million of NOL carryforwards for federal income tax purposes and substantial state NOL carryforwards. The NOLs are subject to review and potential disallowance by the income tax regulators upon audit of our income tax returns and those of our subsidiaries. See Note 11 to the Consolidated Financial Statements.

Results of Discontinued Operations

        The consolidated balance sheets and the consolidated statements of operations for all periods presented reflect select assets of the parks that have been sold or operations discontinued, including the Louisville and New Orleans parks, as assets held for sale, select liabilities as liabilities from discontinued operations and the operating results as results of discontinued operations. See Note 4 to the Consolidated Financial Statements for more information on the impact of the disposition of theme parks on our financial position and results of operations.

Liquidity, Capital Commitments and Resources

General

        Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), common stock dividends and payments to our partners in the Partnership Parks. Holdings declared and paid its first quarterly cash dividend of $0.06 per common share in December 2010. SFI did not pay a dividend on SFI's common stock during 2009 or the four months ended April 30, 2010. We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Senior Credit Facility, the TW Loan and the Delayed Draw Equity Purchase, our liquidity will be adequate to meet our needs for the foreseeable future, including anticipated requirements for working capital, capital expenditures, scheduled debt payments and obligations under arrangements relating to the Partnership Parks.

        Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as the swine flu, accidents or the occurrence of an adverse event or condition at our parks, including negative publicity, significant local competitive events, as well as terrorist acts or threats or disturbances related to the proximity of our parks to major urban areas and attractiveness to teenagers and young adults, any of which could significantly reduce paid attendance and, therefore, revenue at any of our parks. While we work with local police authorities on security-related precautions to prevent these types of occurrences, we can make no assurance that these precautions will be able to prevent any disturbances. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather or these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the senior secured first line credit facility or may be required to repay amounts outstanding under the Senior Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K.

        As of December 31, 2010, our total indebtedness was approximately $971.2 million. Based on estimated interest rates for floating-rate debt, annual cash interest payments for 2011 on (i) non-revolving credit debt outstanding on that date and (ii) anticipated levels of working capital revolving borrowings for the period will aggregate approximately $55 million. None of the Senior Credit Facility matures before June 30, 2015, except that $9.5 million of principal amortizes each year commencing in March 2013. We currently plan on spending approximately $80 to $90 million on capital expenditures for the 2011 calendar year.

        Due to the seasonal nature of our business, we are dependent upon our available cash and the revolving portion of the Senior Credit Facility to fund off-season expenses. Our ability to borrow under the revolving portion of the Senior Credit Facility is dependent upon compliance with certain conditions, including a senior leverage ratio and a minimum interest coverage ratio, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the revolving portion of the Senior Credit Facility, we may be unable to pay in full our off-season obligations. A default under the revolving portion of the Senior Credit Facility could permit the lenders under the Senior Credit Facility to accelerate the obligations thereunder. The revolving portion of the Senior Credit Facility terminates on June 30, 2015. The terms and availability of the Senior Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. However, we receive a 25 basis point reduction in interest rate in the event SFTP's corporate family rating from Moody's is Ba3 or better or from Standard & Poor's is BB- or better. In February 2011, we received a 25 basis point reduction in interest rate when Standard & Poor's increased SFTP's corporate family rating to BB-.

        As more fully described in Note 1(b) to the Consolidated Financial Statements, on the Effective Date we entered into the TW Loan to provide a source of funds to permit us to purchase limited partnership units in the Partnership Parks above specified levels pursuant to our annual offer to purchase. We did not make any borrowings under the TW Loan to fund our "put" obligations pursuant to the Partnership Parks arrangements in 2010. See Note 16 to the Consolidated Financial Statements for a more detailed description of our obligations under the Partnership Parks arrangements.

        For a more detailed description of the indebtedness we incurred on the Effective Date, see Note 1(b) to the Consolidated Financial Statements.

        During the year ended December 31, 2010, net cash provided by operating activities before reorganization items was $157.6 million. Net cash used in investing activities in 2010 was $38.8 million, consisting primarily of capital expenditures, partially offset by the return of capital from DCP and property insurance proceeds we received for insurance claims related to our parks in New Orleans and Atlanta. Net cash used in financing activities in 2010 was $5.1 million, primarily due to the net debt repayments, debt issuance costs and noncontrolling interest distributions, and partially offset by proceeds from the issuance of common stock. Also, in December 2010, Holdings declared and paid its first quarterly cash dividend of $0.06 per share of common stock.

        Due to the Company's year to date results of operations and significant liquidity, including the availability of its $120 million revolving credit facility, the Company made an unscheduled principal payment on the Exit First Lien Term Loan of $25 million on August 5, 2010.

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

Long-Term Debt

        Our total debt at December 31, 2010 was $971.2 million, which included approximately $938.2 million under the Senior Credit Facility, $31.9 million under the HWP Development LLC term loan and $1.1 million of other indebtedness. See Note 8 to the Consolidated Financial Statements for further information on our debt obligations.

Partnership Park Obligations

        We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $63.2 million in 2011 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2010, our share of the distribution will be approximately $27.2 million), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices (as defined below), which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest "put" during such Put Period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 16 to Consolidated Financial Statements for additional information.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC ("HWP") for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33.0 million term loan ($31.9 million and $32.3 million of which was outstanding at December 31, 2010 and 2009, respectively), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest).

        For the years ended December 31, 2010, 2009 and 2008, we have received or accrued $738,000, $731,000 and $769,000, respectively, in management fee revenues from HWP. As of December 31, 2010 and 2009, HWP owed us approximately $34,000 and $324,000, respectively, related to short-term intercompany transactions between the entities. During 2009, we contributed approximately $361,000 to HWP for our portion of a capital call. There were no capital calls required in 2010.

Contractual Obligations

        Set forth below is certain information regarding our debt, lease and purchase obligations at December 31, 2010 (in thousands):

	Payment Due by Period
Contractual Obligations	2011	2012 - 2013	2014 - 2015	2016 and beyond	Total
Long term debt(1)—(including current portion)—Secured	$1,382	$10,368	$20,000	$951,210	$982,960
Interest on long term debt(2)	52,468	103,817	102,000	28,140	286,425
Real estate and operating leases(3)	6,495	11,885	10,993	161,871	191,244
Purchase Obligations(4)	122,237	7,100	7,100	8,600	145,037

Total	$182,582	$133,170	$140,093	$1,149,821	$1,605,666

(1)
Includes capital lease obligations. Payments are shown at principal amount. See Note 8 to the Consolidated Financial Statements for further discussion on long-term debt.

(2)
Assumes 5.25% interest rate on Senior Term Loan related to the 25 basis point decrease in our interest rate based on the Standard & Poor's credit rating increase that occurred on February 25, 2011. See Note 8 and Note 20 to Consolidated Financial Statements.

(3)
Assumes for lease payments based on a percentage of revenues, future payments at 2010 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2010.

(4)
Represents obligations at December 31, 2010 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2016 only), and new rides and attractions. Of the amount shown for 2011, approximately $73.1 million represents capital items. The amounts in respect of new rides and attractions were computed at December 31, 2010 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified at December 31, 2010 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items. None of the park-level obligations is individually material.

Other Obligations

        During the years ended December 31, 2010, 2009 and 2008, we made contributions to our defined benefit pension plan of $2.2 million, $2.9 million and $2.0 million, respectively. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continue to earn future pension benefits. We expect to make contributions of approximately $3.8 million in 2011 to our pension plan based on the 2010 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2011, and our estimated expense for employee health insurance for 2011 is $11.7 million. See Note 13 and Note 14 to the Consolidated Financial Statements for more information on our pension benefit and 401(k) plans.

        The vast majority of our capital expenditures in 2011 and beyond will be made on a discretionary basis. We plan on spending approximately $80 to $90 million on capital expenditures for all of our operations for the 2011 season.

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2010. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

        In February 2008, we entered into two interest rate swap agreements that effectively converted $600 million of the term loan component under our prepetition credit agreement into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300 million, began in February 2008 and were scheduled to expire in February 2011. Our prepetition term loan borrowings bore interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%). As a result of the Chapter 11 Filing, the interest rate swap agreements were terminated by our counterparties and we recorded a $16.4 million loss in other expense in 2009. On the Effective Date, we settled all obligations under the interest rate swaps. As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as part of the reorganization items. See Note 7 to the Consolidated Financial Statements for more information on our interest rate swaps.

        The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2010. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and exchange rates.

        At December 31, 2010, we had total debt of $971.2 million, of which $33.0 million represents fixed-rate debt and the balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

        Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $9.5 million. See Note 8 to the Consolidated Financial Statements for information on interest rates under our debt agreements.

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC"). The new guidance establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC supersedes and deems unauthoritative all non-grandfathered non-SEC accounting literature not included in the Codification. The new guidance is effective for the financial statements issued for the interim and annual periods ending after September 15, 2009. We adopted the ASC for the interim period ended September 30, 2009. The adoption had no impact on our financial statements.

        In December 2010, the FASB updated the disclosures of supplementary pro forma information for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures related to business combinations to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

        In December 2010, the FASB issued guidance to clarify when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units' goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

        In May 2009, the FASB issued guidance related to subsequent events. The new guidance defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. The guidance requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. Furthermore, in February 2010, the FASB issued updated guidance regarding subsequent events, which amended the previous requirement for public companies to disclose the date through which the subsequent events have been evaluated. The guidance is effective upon issuance. We adopted the initial guidance for the interim period ended June 30, 2009 and the updated guidance upon issuance in February 2010. Adoption did not affect the recognition or disclosure of subsequent events. We evaluate subsequent events up to the date we file our Annual Report on Form 10-K with the Securities and Exchange Commission for the Consolidated Financial Statements.

        In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures. The updated guidance calls for new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurement and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance for the interim period ended March 31, 2010 and updated our disclosures to comply with the current accounting guidance. See Note 10 for the disclosure of the methods and assumptions used to estimate the fair value of each class of financial instruments.

        In August 2009, the FASB issued updated guidance related to measuring liabilities at fair value. The updated guidance states that when the quoted price in an active market for the identical liability is not available, a reporting entity can measure fair value of the liability using quoted prices of the identical or similar liability when traded as an asset. Such valuation method will result in Level 1 fair value measurement. The updated guidance also provides for other valuation techniques that are consistent with the principles of fair value measurements. A further clarification is provided for the fair value estimate of the liability, stating that such estimate does not have to be adjusted for the existing restrictions that prevent the transfer of the liability. This update is effective for the first reporting period, including interim periods, beginning after issuance. We adopted this guidance for the interim period ended September 30, 2009. The adoption did not impact our existing approach used in determining fair-value measurement of the liabilities.

        In August 2009, the FASB issued updated guidance related to the accounting for redeemable equity instruments. The update does not change the existing accounting guidance for classification and disclosures related to preferred securities that are redeemable for cash or other assets. Rather, it expands on the application of the current guidance to other redeemable equity instruments, providing specific examples for applying the guidance to freestanding financial instruments, equity instruments subject to registration payment arrangements, share-based payment awards, convertible debt instruments that contain a separately classified equity component, certain redemptions upon liquidation events, and certain redemptions covered by insurance proceeds. We adopted the updated guidance for the interim period ended September 30, 2009. The adoption did not affect our consolidated financial statement presentation and disclosures.

        In June 2009, the FASB issued an amendment to the accounting for variable interest entities. This update changes the consolidation guidance applicable to a variable interest entity. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred. Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. This update also requires enhanced disclosures about an enterprise's involvement with a variable interest entity. The new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. We adopted the new guidance at January 1, 2010. As a result of adopting this update, we consolidated HWP Development, LLC joint venture as of January 1, 2010, which resulted in a $38.8 million and a $33.8 million increase our assets and liabilities, respectively. As of December 31, 2010, the equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interest. The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statements of operations for periods ended December 31, 2010. The adoption of this updated amendment did not change the accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate. See Note 6.

        In December 2008, the FASB issued updated guidance related to employers' disclosures about postretirement benefit plan assets. The new guidance enhances an employer's disclosures about the plan assets of a defined benefit pension or other postretirement plans. In particular, it requires additional information on investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements. The enhanced disclosures around plan assets are required for fiscal years ending after December 15, 2009. Upon initial application, comparative period disclosures are not required for earlier periods. The adoption of this updated guidance did not impact the Company's Consolidated Financial Statements. See Note 13.

        In December 2007, the FASB also issued guidance related to noncontrolling interest in consolidated financial statements, which was codified into FASB ASC 810. The new pronouncement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes reporting requirements that provide disclosures necessary to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new guidance is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. Retroactive adoption of the presentation and disclosure requirements is required for existing minority interests. The Consolidated Financial Statements herein reflect the adoption of this guidance. As a result of our adoption of this new guidance as of January 1, 2009, future purchases of "puttable" limited partnership units in the Partnership Parks will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable noncontrolling interests and cash, respectively. Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

        In May 2008, the FASB issued guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which was codified into FASB ASC 470. The new accounting guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer's nonconvertible borrowing rate. The guidance is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding. The new guidance changed the accounting treatment for SFI's 4.50% Convertible Senior Notes due 2015 (the "2015 Notes"), and resulted in an increase to non-cash interest reported in our historical financial statements as well as our current and future financial statements as long as the 2015 Notes were outstanding. Comparative financial statements of the prior period have been adjusted to apply this new presentation retrospectively.

        The following consolidated statements of operations, consolidated statements of stockholders' deficit and comprehensive loss and the consolidated statements of cash flows line items for the year ended December 31, 2008 were affected by the new guidance codified into FASB ASC 810 and FASB ASC 470 (in thousands, except per share data):

Consolidated Statement of Operations:

Year Ended December 31, 2008	As originally reported(a)	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Interest expense	$178,516	$—	$6,854	$185,370
Minority interest in earnings	$(40,728)	$40,728	$—	$—
Income from continuing operations before income taxes and discontinued operations	$24,683	$40,728	$(6,854)	$58,557
Loss from continuing operations before discontinued operations	$(91,947)	$40,728	$(6,854)	$(58,073)
Net loss	$(112,963)	$40,728	$(6,854)	$(79,089)
Plus: Net loss attributable to noncontrolling interests	$—	$(40,728)	$—	$(40,728)
Loss per share from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.18)	$—	$(0.07)	$(1.25)
Net loss per share applicable to Six Flags, Inc. common stockholders	$(1.39)	$—	$(0.07)	$(1.46)

(a)
Includes subsequent reclassifications related to discontinued operations.

Consolidated Statement of Stockholders Deficit and Comprehensive Loss:

Year Ended December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Capital in excess of par value	$1,404,346	$—	$87,148	$1,491,494
Accumulated deficit	$(1,794,156)	$—	$(19,822)	$(1,813,978)
Total stockholders' deficit	$(443,825)	$—	$67,326	$(376,499)
Net loss	$(112,963)	$—	$(6,854)	$(119,817)
Comprehensive loss	$(180,021)	$—	$(6,854)	$(186,875)

Condensed Consolidated Statement of Cash Flows:

Year Ended December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Net Loss	$(112,963)	$40,728	$(6,854)	$(79,089)
Minority interest in earnings	$40,728	$(40,728)	$—	$—
Minority interest in distributions	$(40,728)	$40,728	$—	$—
Interest accretion on notes payable	$(780)	$—	$7,319	$6,539
Amortization of debt issuance costs	$5,906	$—	$(465)	$5,441
Total adjustments	$179,892	$—	$6,854	$186,746
Net cash provided by operating activities	$66,929	$40,728	$—	$107,657
Non-controlling interest distributions	$—	$(40,728)	$—	$(40,728)
Net cash provided by financing activities	$210,474	$(40,728)	$—	$169,746

        In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities, which amended existing guidance related to derivative instruments and hedging activities. The new accounting guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance and cash flows. This guidance applies to all derivative instruments, as well as non-derivative hedging instruments and all hedged items designated and qualifying under scope of this guidance. The new accounting guidance is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for periods prior to its final adoption. This updated guidance had no impact on the Consolidated Financial Statements.

        In December 2007, the FASB issued updated guidance related to business combinations. The new guidance retains the fundamental requirements that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations. The scope of the updated guidance is broader than that of the previous guidance, which applied only to business combinations in which control was obtained by transferring consideration. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, the new guidance improves the comparability of the information about business combinations provided in financial reports. This updated guidance establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill. The updated guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since there have been no business combinations in 2010 or 2009, the updated requirements related to business combinations did not have any impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks and Sensitivity Analyses" beginning on page 32 of this Annual Report on Form 10-K is incorporated by reference into this Item 7A.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2010, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2010

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding our executive officers is provided in "Item 1. Business—Executive Officers" beginning on page 15 of this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2011 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2010 (the "2011 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth in the sections entitled "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2011 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2011 Proxy Statement. Information relating to securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in the section entitled "Equity Compensation Plan Information" in the 2011 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance—Independence" in the 2011 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2011 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (2) Financial Statements and Financial Statement Schedules

        The following Consolidated Financial Statements of Six Flags Entertainment Corporation and its subsidiaries, the notes thereto, the related report thereon of the independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Annual Report on Form 10-K:

Management's Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm (Internal Controls)	F-3
Report of Independent Registered Public Accounting Firm (Financial Statements)	F-5
Six Flags Entertainment Corporation Consolidated Balance Sheets—December 31, 2010 (Successor) and December 31, 2009 (Predecessor)	F-6

Six Flags Entertainment Corporation Consolidated Statements of Operations Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Years Ended December 31, 2009 and 2008 (Predecessor)

F-7

Six Flags Entertainment Corporation Consolidated Statement of Stockholders' Equity (Deficit) and Other Comprehensive Income (Loss) Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Years Ended December 31, 2009 and 2008 (Predecessor)

F-8

Six Flags Entertainment Corporation Consolidated Statement of Cash Flows Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Years Ended December 31, 2009 and 2008 (Predecessor)

F-10
Notes to Consolidated Financial Statements	F-11

        Schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)	See Exhibit Index
(b)	Exhibits
See Item 15(a)(3) above.

        Neither Six Flags Entertainment Corporation, nor any of its consolidated subsidiaries, has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Annual Report on Form 10-K, under which the total amount of securities authorized exceeds 10% of the total assets of Six Flags Entertainment Corporation and its subsidiaries on a consolidated basis. Six Flags Entertainment Corporation hereby agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

        Six Flags Entertainment Corporation will furnish any exhibit upon the payment of a reasonable fee, which fee will be limited to Six Flags Entertainment Corporation's reasonable expenses in furnishing such exhibit.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2011

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ James Reid-Anderson James Reid-Anderson Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ James Reid-Anderson James Reid-Anderson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2011
/s/ John M. Duffey John M. Duffey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2011
/s/ Leonard A. Russ Leonard A. Russ	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2011
/s/ Usman Nabi Usman Nabi	Director	March 10, 2011
/s/ John W. Baker John W. Baker	Director	March 10, 2011
/s/ Kurt Cellar Kurt Cellar	Director	March 10, 2011
/s/ Charles A. Koppelman Charles A. Koppelman	Director	March 10, 2011

Signature	Title	Date

/s/ Jon L. Luther Jon L. Luther	Director	March 10, 2011
/s/ Daniel C. Murphy Daniel C. Murphy	Director	March 10, 2011
/s/ Stephen D. Owens Stephen D. Owens	Director	March 10, 2011
/s/ Richard W. Roedel Richard W. Roedel	Director	March 10, 2011

SIX FLAGS ENTERTAINMENT CORPORATION

Index to Consolidated Financial Statements

Management's Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm (Internal Controls)	F-3
Report of Independent Registered Public Accounting Firm (Financial Statements)	F-5
Six Flags Entertainment Corporation Consolidated Balance Sheets—December 31, 2010 (Successor) and December 31, 2009 (Predecessor)	F-6

Six Flags Entertainment Corporation Consolidated Statements of Operations Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Years Ended December 31, 2009 and 2008 (Predecessor)

F-7

Six Flags Entertainment Corporation Consolidated Statement of Stockholders' Equity (Deficit) and Other Comprehensive Income (Loss) Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Years Ended December 31, 2009 and 2008 (Predecessor)

F-8

Six Flags Entertainment Corporation Consolidated Statement of Cash Flows Eight Months Ended December 31, 2010 (Predecessor), Four Months Ended April 30, 2010 and Years Ended December 31, 2009 and 2008 (Predecessor)

F-10
Notes to Consolidated Financial Statements	F-11

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

James Reid-Anderson James Reid-Anderson President and Chief Executive Officer
John M. Duffey John M. Duffey Executive Vice President and Chief Financial Officer

March 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags Entertainment Corporation:

        We have audited Six Flags Entertainment Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Six Flags Entertainment Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries as of December 31, 2010 (Successor Company) and 2009 (Predecessor Company), and the results of their operations and their cash flows for the eight months ended December 31, 2010 (Successor Company), the four months ended April 30, 2010 (Predecessor Company) and for each of the years in the two-year period ended December 31, 2009 (Predecessor Company), and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph related to the Company's emergence from bankruptcy protection on April 30, 2010, its application of fresh start accounting, and that the Company's consolidated financial statements prior to April 30, 2010 are not comparable to its consolidated financial statements for periods after April 30, 2010.

KPMG LLP

Dallas, Texas
March 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2010 (Successor Company) and 2009 (Predecessor Company), and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income (loss), and cash flows for the eight months ended December 31, 2010 (Successor Company), the four months ended April 30, 2010 (Predecessor Company) and for each of the years in the two-year period ended December 31, 2009 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags Entertainment Corporation and subsidiaries as of December 31, 2010 (Successor Company) and 2009 (Predecessor Company), and the results of their operations and their cash flows for the eight months ended December 31, 2010 (Successor Company), the four months ended April 30, 2010 (Predecessor Company) and for each of the years in the two-year period ended December 31, 2009 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on June 13, 2009. The Company's plan of reorganization became effective and the Company emerged from bankruptcy protection on April 30, 2010. In connection with its emergence from bankruptcy, the Company adopted the guidance for fresh start accounting in conformity with FASB ASC Topic 852, Reorganizations, effective as of April 30, 2010. Accordingly, the Company's consolidated financial statements prior to April 30, 2010 are not comparable to its consolidated financial statements for periods after April 30, 2010.

        As described in Note 3 to the consolidated financial statements, the Company changed its method of evaluating variable interest entities as of January 1, 2010, changed its method of accounting for convertible debt that may be settled in cash as of January 1, 2009, and changed its method of measuring fair value as of January 1, 2008, due to the adoption of new accounting pronouncements issued by the Financial Accounting Standards Board.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Six Flags Entertainment Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 10, 2011

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	Successor	Predecessor
	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$187,061	$164,830
Accounts receivable	20,255	19,862
Inventories	23,542	21,809
Prepaid expenses and other current assets	36,055	48,646

Total current assets	266,913	255,147
Other assets:
Debt issuance costs	40,675	12,478
Restricted-use investment securities	2,938	2,387
Deposits and other assets	16,639	98,583

Total other assets	60,252	113,448
Property and equipment, at cost	1,470,986	2,655,636
Less accumulated depreciation	(105,901)	(1,178,404)

Total property and equipment	1,365,085	1,477,232
Assets held for sale	—	1,200
Goodwill	630,248	1,050,125
Intangible assets, net of accumulated amortization	410,755	10,500

Total assets	$2,733,253	$2,907,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$33,342	$44,965
Accrued compensation, payroll taxes and benefits	34,563	17,279
Accrued insurance reserves	36,546	38,222
Accrued interest payable	3,413	64,209
Other accrued liabilities	39,175	46,388
Deferred income	25,251	19,904
Current portion of long-term debt	32,959	439,826
Mandatory redeemable preferred stock (redemption value of $275,426 plus accrued and unpaid dividends of $31,224)	—	306,650

Total current liabilities	205,249	977,443
Long-term debt	938,195	1,966,754
Other long-term liabilities	42,482	71,094
Deferred income taxes	237,509	120,602

Total liabilities	1,423,435	3,135,893
Redeemable noncontrolling interests	441,655	355,933
Stockholders' equity (deficit):
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 60,000,000 and 210,000,000 shares authorized and 27,864,109 and 98,325,936 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	697	2,458
Capital in excess of par value	818,799	1,506,152
Retained earnings (accumulated deficit)	48,404	(2,059,487)
Accumulated other comprehensive loss	(4,192)	(33,297)

Total Six Flags Entertainment Corporation stockholders' equity (deficit)	863,708	(584,174)
Noncontrolling interests	4,455	—

Total stockholders' equity (deficit)	868,163	(584,174)

Total liabilities and stockholders' equity (deficit)	$2,733,253	$2,907,652

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Successor	Predecessor
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31,
			2009	2008

Theme park admissions	$452,189	$59,270	$482,670	$526,550
Theme park food, merchandise and other	348,552	52,054	374,685	420,994
Sponsorship, licensing and other fees	37,877	11,259	41,577	58,251
Accommodations revenue	9,194	5,494	—	—

Total revenues	847,812	128,077	898,932	1,005,795
Operating expenses (excluding depreciation and amortization shown separately below)	292,550	115,636	413,817	407,766
Selling, general and administrative (including stock-based compensation of $18,668 in the eight months ended December 31, 2010, $718 in the four months ended April 30, 2010 and $2,597 and $6,210 in 2009 and 2008, respectively, and excluding depreciation and amortization shown separately below)	142,079	47,608	192,618	211,512
Costs of products sold	66,965	12,132	75,296	84,680
Depreciation	106,315	45,373	140,735	134,236
Amortization	12,034	302	972	1,203
Loss on disposal of assets	11,727	1,923	11,135	17,123
Interest expense (contractual interest expense was $65,820 for the four months ended April 30, 2010 and $170,894 for the twelve months ended December 31, 2009, respectively)	54,455	74,375	106,313	185,370
Interest income	(613)	(241)	(878)	(2,342)
Equity in loss (income) of investees	1,372	(594)	(3,122)	806
Loss (gain) on early repurchase of debt	18,493	—	—	(107,743)
Other expense (income), net	956	(802)	17,304	14,627
Restructure costs	37,417	—	—	—

Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	104,062	(167,635)	(55,258)	58,557
Reorganization items, net	7,479	(819,473)	101,928	—

Income (loss) from continuing operations before income taxes and discontinued operations	96,583	651,838	(157,186)	58,557
Income tax expense	11,177	112,648	2,902	116,630

Income (loss) from continuing operations before discontinued operations	85,406	539,190	(160,088)	(58,073)
(Loss) income from discontinued operations	(565)	9,759	(34,007)	(21,016)

Net income (loss)	84,841	548,949	(194,095)	(79,089)
Less: Net income attributable to noncontrolling interests	(34,788)	(76)	(35,072)	(40,728)

Net income (loss) attributable to Six Flags Entertainment Corporation	$50,053	$548,873	$(229,167)	$(119,817)

Net income (loss) attributable to Six Flags Entertainment Corporation common stockholders	$50,053	$548,873	$(245,509)	$(141,787)

Weighted average number of common shares outstanding—basic and diluted	27,650,000	98,054,000	97,720,000	96,950,000

Net income (loss) per average common share outstanding—basic and diluted:
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.83	$5.50	$(2.16)	$(1.25)
(Loss) income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.02)	0.10	(0.35)	(0.21)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$1.81	$5.60	$(2.51)	$(1.46)

Amounts attributable to Six Flags Entertainment Corporation:
Income (loss) from continuing operations	$50,618	$539,114	$(195,160)	$(98,801)
(Loss) income from discontinued operations	(565)	9,759	(34,007)	(21,016)

Net income (loss)	$50,053	$548,873	$(229,167)	$(119,817)

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Stockholders' Equity (Deficit) and Other Comprehensive Income (Loss)
(in thousands, except share data)

	Preferred stock		Common stock
							Accumulated other comprehensive income (loss)
	Shares issued	Amount	Shares issued	Amount	Capital in excess of par value	Accumulated deficit		Total Six Flags Entertainment Corporation	Non- controlling interests	Total
Balances at December 31, 2007 (Predecessor)	—	—	95,239,728	$2,381	$1,480,770	$(1,672,191)	$10,600	$(178,440)	$—	$(178,440)
Issuance of common stock	—	—	2,486,505	62	(62)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,902	—	—	9,902	—	9,902
Net loss	—	—	—	—	—	(119,817)	—	(119,817)	—	(119,817)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	(27,163)	(27,163)	—	(27,163)
Cash flow hedging derivatives	—	—	—	—	—	—	4,526	4,526	—	4,526
Actuarial loss on defined benefit retirement plan	—	—	—	—	—	—	(44,444)	(44,444)	—	(44,444)
Amortization of prior service cost on defined benefit retirement plan	—	—	—	—	—	—	23	23	—	23

Comprehensive loss								(186,875)		(186,875)

Preferred stock dividends	—	—	—	—	—	(21,970)	—	(21,970)	—	(21,970)
Net change in redemption value of redeemable noncontrolling interest	—	—	—	—	884	—	—	884	—	884

Balances at December 31, 2008 (Predecessor)	—	—	97,726,233	2,443	1,491,494	(1,813,978)	(56,458)	(376,499)	—	(376,499)
Issuance of common stock	—	—	20,585	1	(1)	—	—	—		—
Stock-based compensation	—	—	—	—	2,597	—	—	2,597	—	2,597
Net loss	—	—	—	—	—	(229,167)	—	(229,167)	—	(229,167)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	—	12,932	12,932	—	12,932
Actuarial gain on defined benefit retirement plan	—	—	—	—	—	—	10,305	10,305	—	10,305
Effect of curtailment on prior service cost	—	—	—	—	—	—	3,111	3,111	—	3,111
Amortization of prior service cost on defined benefit								70		70
retirement plan	—	—	—	—	—	—	70	—	—	—
Cash flow hedging derivatives	—	—	—	—	—	—	(3,257)	(3,257)	—	(3,257)

Comprehensive loss								(206,006)		(206,006)

Preferred stock dividends	—	—	—	—	—	(16,342)	—	(16,342)	—	(16,342)
Conversion of mandatory redeemable preferred stock to common stock	—	—	579,118	14	12,062	—	—	12,076	—	12,076

Balances at December 31, 2009 (Predecessor)	—	—	98,325,936	2,458	1,506,152	(2,059,487)	(33,297)	(584,174)	—	(584,174)
Stock-based compensation	—	—	—	—	2,003	—	—	2,003	—	2,003
Net income	—	—	—	—	—	548,873	—	548,873	—	548,873
Other comprehensive income—										—
Foreign currency translation adjustment	—	—	—	—	—	—	5,419	5,419	—	5,419
Actuarial gain on defined benefit retirement plan	—	—	—	—	—	—	1,902	1,902	—	1,902
Cash flow hedging derivatives	—	—	—	—	—	—	(559)	(559)	—	(559)

Comprehensive income								555,635		555,635

Adoption of FASB ASC 810 as of January 1, 2010 (Note 3)	—	—	—	—	—	—	—	—	5,016	5,016
Cancellation of Predecessor Company common stock	—	—	(98,325,936)	(2,458)	(1,508,155)	—	—	(1,510,613)	—	(1,510,613)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	1,510,614	26,535	1,537,149	127	1,537,276
Issuance of new common stock	—	—	27,388,889	685	805,106	—	—	805,791	—	805,791
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	76	76

Balances at April 30, 2010 (Successor)	—	—	27,388,889	$685	$805,106	$—	$—	$805,791	$5,219	$811,010

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders' Equity (Deficit) and Other Comprehensive Income (Loss) (Continued)

(in thousands, except share data)

	Preferred stock		Common stock
							Accumulated other comprehensive income (loss)
	Shares issued	Amount	Shares issued	Amount	Capital in excess of par value	Retained Earnings		Total Six Flags Entertainment Corporation	Non- controlling interests	Total
Balances at April 30, 2010 (Successor)	—	—	27,388,889	$685	$805,106	$—	$—	$805,791	$5,219	$811,010
Issuance of common stock	—	—	475,220	12	587	—	—	599	—	599
Stock-based compensation	—	—	—	—	13,106	—	—	13,106		13,106
Dividends paid to common shareholders	—	—	—	—	—	(1,649)	—	(1,649)		(1,649)
Net income	—	—	—	—	—	50,053	—	50,053		50,053
Other comprehensive income—								—		—
Foreign currency translation adjustment	—	—	—	—	—	—	2,539	2,539		2,539
Actuarial loss on defined benefit retirement plan	—	—	—	—	—	—	(6,731)	(6,731)		(6,731)

Comprehensive income								45,861		45,861

Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(764)	(764)

Balances at December 31, 2010 (Successor)	—	—	27,864,109	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

		Predecessor
	Successor
			Year Ended December 31,
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
			2009	2008
Cash flow from operating activities:
Net income (loss)	$84,841	$548,949	$(194,095)	$(79,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	118,349	45,675	141,707	135,439
Reorganization items, net	7,479	(819,473)	138,864	—
Stock-based compensation	18,668	718	2,597	6,210
Interest accretion on notes payable	1,096	—	2,785	6,539
Net (gain) loss on early repurchase of debt	18,493	—	—	(107,743)
(Gain) loss on discontinued operations	(89)	(8,323)	(1,805)	16,387
Amortization of debt issuance costs	4,642	962	4,044	5,441
Other, including loss on disposal of assets	12,751	1,830	19,944	27,826
Decrease (increase) in accounts receivable	11,456	(11,375)	(988)	(2,638)
Decrease (increase) in inventories, prepaid expenses and other current assets	17,480	(6,483)	(5,488)	(5,067)
Decrease (increase) in deposits and other assets	49,559	232	(32,412)	4,151
(Decrease) increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	(52,757)	27,268	4,668	(22,396)
Increase (decrease) in accrued interest payable	3,204	(34,132)	21,252	12,977
Deferred income tax expense (benefit)	8,011	108,557	(1,650)	109,620

Total adjustments	218,342	(694,544)	293,518	186,746

Net cash provided by (used in) operating activities before reorganization activities	303,183	(145,595)	99,423	107,657
Cash flow from reorganization activities:
Net cash used in reorganization activities	(30,371)	(62,325)	(21,660)	—

Total net cash provided by (used in) operating activities	272,812	(207,920)	77,763	107,657
Cash flow from investing activities:
Additions to property and equipment	(52,171)	(42,956)	(100,117)	(98,416)
Property insurance recovery	9,885	5,831	2,223	8,962
Capital expenditures of discontinued operations	—	(110)	(823)	(797)
Purchase of identifiable intangible assets	—	—	(108)	(258)
Acquisition of theme park assets	—	(48)	—	(473)
Purchase of restricted-use investments	(312)	(17)	(1,964)	(3,330)
Maturities of restricted-use investments	98	25	15,638	—
Proceeds from sale of assets	60	12	1,963	634
Proceeds from sale of discontinued operations	2,339	—	—	—
Return of capital from DCP	38,122	—	—	—
Cash from the consolidation of HWP Development, LLC	—	462	—	—

Net cash used in investing activities	(1,979)	(36,801)	(83,188)	(93,678)
Cash flow from financing activities:
Repayment of borrowings	(283,591)	(1,470,255)	(47,469)	(297,535)
Proceeds from borrowings	200,250	1,013,050	100,619	522,908
Net proceeds from issuance of common stock	599	630,500	—	—
Purchase of redeemable noncontrolling interest	(4,794)	—	(58,461)	—
Noncontrolling interest distributions	(35,552)	—	(35,072)	(40,728)
Payment of cash dividends	(1,649)	—	—	(5,211)
Payment of debt issuance costs	(13,674)	(40,001)	(489)	(9,688)

Net cash (used in) provided by financing activities	(138,411)	133,294	(40,872)	169,746
Effect of exchange rate on cash	129	1,107	795	(1,781)

Increase (decrease) in cash and cash equivalents	132,551	(110,320)	(45,502)	181,944
Cash and cash equivalents at beginning of period	54,510	164,830	210,332	28,388

Cash and cash equivalents at end of period	$187,061	$54,510	$164,830	$210,332

Supplemental cash flow information
Cash paid for interest	$45,512	$106,954	$86,956	$163,482

Cash paid for income taxes	$4,068	$4,005	$4,606	$7,019

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements

1. Chapter 11 Reorganization

        On June 13, 2009, Six Flags, Inc. ("SFI"), Six Flags Operations Inc. ("SFO") and Six Flags Theme Parks Inc. ("SFTP") and certain of SFTP's domestic subsidiaries (the "SFTP Subsidiaries" and, collectively with SFI, SFO and SFTP, the "Debtors") filed voluntary petitions for relief under title 11 of the United States Code (the "Bankruptcy Code"), 11 U.S.C. §§ 101, et seq., as amended ("Chapter 11"), in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 09-12019) (the "Chapter 11 Filing"). SFI's subsidiaries that own interests in Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG" and together with SFOT, the "Partnership Parks") and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.

        On April 1, 2010, the Debtors filed with the Bankruptcy Court their Modified Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). On April 30, 2010 (the "Effective Date"), the Bankruptcy Court entered an Order Confirming Debtors' Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 ("Chapter 11") of the Bankruptcy Code (the "Confirmation Order"), dated April 29, 2010, which approved and confirmed the Plan. The Plan and the Confirmation Order have been filed as Exhibits 2.1 and 99.1, respectively, to the Current Report on Form 8-K filed with the SEC on May 4, 2010.

        Pursuant to the Plan, on the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation (the "Certificate of Incorporation") which, among other things, changed SFI's corporate name to "Six Flags Entertainment Corporation." As used herein, "SFI" means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation, references to "Holdings" mean Six Flags Entertainment Corporation following the filing of the Certificate of Incorporation with the Secretary of State of the State of Delaware, and the terms "we," "our" or "Company" refer collectively to SFI or Holdings, as the case may be, and its consolidated subsidiaries.

        On the Effective Date, the Debtors emerged from Chapter 11 by consummating their restructuring through a series of transactions contemplated by the Plan and the Plan became effective pursuant to its terms. On May 3, 2010, the Debtors filed a notice of the occurrence of the Effective Date with the Bankruptcy Court. The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(g) results in financial statements that are not comparable to financial statements in periods prior to emergence.

  (a)    Plan of Reorganization

  General

        The Plan included (i) the Exit Facilities (as defined below) of $1.140 billion; (ii) the assignment to SFI of SFO's 12 1/4% Notes due 2016 (the "2016 Notes") held by certain holders of Prepetition Notes (the "SFO Equity Conversion") in an aggregate amount of $69.5 million in exchange for a number of shares of common stock of Holdings (the "Common Stock"), representing 8.625% of the equity of Holdings on the Effective Date, in full satisfaction of their claims arising under such assigned 2016 Notes; (iii) a $505.5 million rights offering (the "Offering"), which represented 62.733% of the

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

Common Stock on the Effective Date, to the holders of certain unsecured claims ("Allowed Unsecured Claims") specified in the Plan, that were "Accredited Investors," as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended ("Eligible Holders"); except that if the net proceeds from the Offering were less than $505.5 million, the parties who agreed to backstop the Offering (the "Backstop Purchasers") pursuant to the terms and conditions set forth in the commitment agreement executed by the Debtors and the Backstop Purchasers, agreed to subscribe for any amount of Common Stock offered but not purchased pursuant to the Offering; (iv) an offering (the "Direct Equity Purchase") to the Backstop Purchasers for an aggregate purchase price of $75.0 million (the "Direct Purchase Amount") of a number of shares of Common Stock on the Effective Date, representing 12.410% of the Common Stock; and (v) an offering (the "Additional Equity Purchase") to certain Backstop Purchasers for an aggregate purchase price of $50.0 million (the "Additional Purchase Amount"), on the same pricing terms as the Offering, a number of shares of Common Stock, representing 6.205% of the Common Stock on the Effective Date. The Plan also contemplated the TW Loan (as defined below) and the Delayed Draw Equity Purchase (as defined below). In addition, as required by the Plan, on June 3, 2010 the Company paid $295,718 to holders of unsecured claims against SFI who certified to the Company that they were not accredited investors as of April 7, 2010.

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

  (b)    New Indebtedness

        On the Effective Date, Holdings, SFO and SFTP entered into a First Lien Credit Agreement (the "First Lien Credit Agreement") with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation (the "Exit First Lien Facility"). The Exit First Lien Facility consisted of an $890.0 million senior secured credit facility comprised of a $120.0 million revolving loan facility (excluding letters of credit in the amount of $1.9 million)) (the "Exit Revolving Loan"), which may be increased to up to $150.0 million in certain circumstances, and a $770.0 million term loan facility (the "Exit Facility First Lien Term Loan" and, together with the Exit Revolving Loan, the "Exit Facility First Lien Loans"). Interest on the Exit First Lien Facility accrues at an annual rate equal to the London Interbank Offered Rate ("LIBOR") + 4.25% in the case of the Exit Revolving Loan and LIBOR + 4.00% in the case of the Exit Facility First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan. The principal amount of the Exit Revolving Loan is due and payable on June 30, 2015. The First Lien Credit Agreement requires quarterly repayments of principal on the Exit Facility First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Facility First Lien Term Loan and all remaining outstanding principal is

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

due and payable on June 30, 2016. See Note 8 regarding August 2010 discretionary prepayment and December 2010 amendment to the First Lien Credit Agreement.

        On the Effective Date, Holdings, SFO and SFTP entered into a Second Lien Credit Agreement (the "Second Lien Credit Agreement" and, together with the First Lien Credit Agreement, the "Exit Facility Credit Agreements") with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation (the "Exit Second Lien Facility" and, together with the Exit First Lien Facility, the "Exit Facilities"). The Exit Second Lien Facility consisted of a $250.0 million senior secured term loan facility (the "Exit Facility Second Lien Loan" and, together with the Exit Facility First Lien Loans, the "Exit Facility Loans"). Interest on the Exit Facility Second Lien Loan accrued at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor. The Second Lien Credit Agreement did not require any amortization of principal and the entire outstanding principal amount of the Exit Facility Second Lien Loan was due and payable on December 31, 2016. See Note 8 regarding the December 2010 repayment in full of the Exit Facility Second Lien Loan and termination of the Second Lien Credit Agreement.

        Pursuant to the First Lien Guarantee and Collateral Agreement and the Second Lien Guarantee and Collateral Agreement, amounts outstanding on the Exit First Lien Facility and the Exit Second Lien Facility, respectively, are guaranteed by Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the Effective Date, such subsidiary will not be required to be a guarantor and/or pledgor of the Exit Facilities (together with SFTP, collectively, the "Exit Financing Loan Parties"). The Exit First Lien Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties and the Exit Second Lien Facility is secured by second priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties. The Exit Facility Credit Agreements contain certain representations, warranties and affirmative covenants, including minimum interest coverage and maximum senior leverage maintenance covenants and, with respect to the First Lien Credit Agreement, a maximum first lien leverage maintenance covenant. In addition, the Exit Facility Credit Agreements contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Facility Credit Agreements contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

        On the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the "Acquisition Parties") entered into the Multiple Draw Term Credit Agreement (the "New TW Loan Agreement") with TW-SF, LLC (the "New TW Lender"). The New TW Loan Agreement provided the Acquisition Parties with a $150.0 million multi-draw term loan facility (the "New TW Loan"). Interest on the New TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR and (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Exit Facility First Lien Loans (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit First Lien Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then "Applicable Margin" under the

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

Exit First Lien Term Loan (or, if higher under any successor term facility) plus (iii) 1.00%. In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the "Applicable Margin" referenced in the foregoing sentence, such "Applicable Margin" will be increased based on the applicable default swap spread then in effect, subject to a fixed cap. Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a "Funding Date") in which amounts required to satisfy the "put" obligations exceeds (a) for the fiscal year ending December 31, 2010, $10.0 million, (b) for the fiscal year ending December 31, 2011, $12.5 million and (c) for each subsequent fiscal year, $15.0 million. The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date. The New TW Loan Agreement requires prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties. The New TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Exit Facilities (collectively, the "New TW Guarantors") under the terms of the Guarantee Agreement (the "New TW Guarantee Agreement") entered into by the New TW Guarantors in favor of the New TW Lender on the Effective Date. The New TW Loan Agreement and New TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in theFirst Lien Credit Agreement. No borrowing occurred during 2010 under the New TW Loan with respect to the 2010 "put" obligations. See Note 8 regarding the December 2010 amendments to the New TW Loan Agreement and New TW Guarantee Agreement.

  (c)    New Common Stock

        Pursuant to the Plan, on the Effective Date, Holdings issued an aggregate of 27,388,889 shares of Common Stock at $0.025 par value. Holdings has reserved approximately 5,000,000 shares of Common Stock for issuance pursuant to the Long-Term Incentive Plan in accordance with the Plan (of which 3,007,455 were granted during the third and fourth quarters of 2010).

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

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  •
  The Direct Equity Purchase by the Backstop Purchasers for the Direct Purchase Amount resulted in the sale and issuance of 3,399,006 shares of Common Stock, which represented 12.410% of the Common Stock on the Effective Date;

  •
  The Additional Equity Purchase by certain Backstop Purchasers for the Additional Purchase Amount resulted in the sale and issuance of 1,699,503 shares of Common Stock, which represented 6.205% of the Common Stock on the Effective Date; and

  •
  144,152 shares of Common Stock, which represented 0.526% of the Common Stock on the Effective Date, were issued to certain delayed draw equity purchasers as consideration for their commitment to purchase an additional $25.0 million of Common Stock (the "Delayed Draw Shares") on or before June 1, 2011, following approval by a majority of the members of Holdings' Board of Directors (the "Delayed Draw Equity Purchase").

  (d)    Preconfirmation Equity Interests

        On the Effective Date, by operation of the Plan, all of SFI's common stock, preferred stock purchase rights, preferred income equity redeemable shares ("PIERS") and any other ownership interest in SFI, whether or not transferable, and all options, warrants or rights, contractual or otherwise (including, but not limited to, stockholders agreements, registration rights agreements, rights agreements, repurchase agreements and arrangements, or other similar instruments or documents), (collectively, the "SFI Preconfirmation Equity Interests") were cancelled. Included in the SFI Preconfirmation Equity Interests were (i) SFI's 2001 Stock Option and Incentive Plan, which was filed as Exhibit 4(dd) to SFI's Annual Report on Form 10-K for the year ended December 31, 2002; (ii) the SFI Stock Option Plan for Directors, which was filed as Exhibit 4(ee) to SFI's Annual Report on Form 10-K for the year ended December 31, 2002; (iii) SFI's 2004 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI's Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006; (iv) the SFI's 2006 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI's Current Report on Form 8-K, filed on May 30, 2006; (v) SFI's 2006 Employee Stock Purchase Plan, which was filed as Exhibit 10.2 to SFI's Current Report on Form 8-K, filed on May 30, 2006; (vi) the SFI 2007 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI's Current Report on Form 8-K filed on May 24, 2007; (vii) the SFI 2008 Stock Option and Incentive Plan, which was filed as Exhibit 10.1 to SFI's Current Report on Form 8-K, filed on May 28, 2008; and (viii) all outstanding awards and grants thereunder. Former stockholders of SFI and holders of other SFI Preconfirmation Equity Interests received no distributions or other consideration under the Plan.

  (e)    Prepetition Debt Securities

        On the Effective Date, by operation of the Plan, all outstanding obligations under the following notes issued by SFI and SFO (collectively, the "Prepetition Notes") were cancelled and the indentures governing such obligations were cancelled, except to the extent to allow the Debtors, Reorganized Debtors (as such term is defined in the Plan) or the relevant Prepetition Notes indenture trustee, as

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

applicable, to make distributions pursuant to the Plan on account of claims related to such Prepetition Notes:

  •
  SFI's 8 7/8% Senior Notes due 2010 (the "2010 Notes"), which were issued pursuant to the Indenture, dated as of February 11, 2002, between the Company and The Bank of New York Mellon ("BONY"), as trustee;

  •
  SFI's 9 3/4% Senior Notes due 2013 (the "2013 Notes"), which were issued pursuant to the Indenture, dated as of April 16, 2003, between the Company and BONY, as trustee;

  •
  SFI's 9 5/8% Senior Notes due 2014 (the "2014 Notes"), which were issued pursuant to the Indenture, dated as of December 5, 2003, between the Company and BONY, as trustee;

  •
  SFI's 4.50% Convertible Senior Notes due 2015 (the "2015 Notes"), which were issued pursuant to the Indenture, dated as of June 30, 1999, between the Company and BONY, as trustee, and the Second Supplemental Indenture, dated as of November 19, 2004, between the Company and BONY, as trustee; and

  •
  the 2016 Notes, which were issued pursuant to the Indenture, dated as of June 16, 2008, among SFO, as issuer, the Company, as parent guarantor, and HSBC Bank USA, National Association, as trustee.

  (f)    Prepetition Credit Agreement

        On the Effective Date, pursuant to the Plan and the Confirmation Order, the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the "Prepetition Credit Agreement"), among SFI, SFO, SFTP (as the primary borrower), certain of SFTP's foreign subsidiaries party thereto, the lenders thereto, the agent banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (in such capacity, the "Administrative Agent"), was cancelled (except that the Prepetition Credit Agreement continued in effect solely for the purposes of allowing creditors under the Prepetition Credit Agreement to receive distributions under the Plan and allowing the Administrative Agent to exercise certain rights).

  (g)    Fresh Start Accounting and Effects of the Plan

        As required by generally accepted accounting principles in the United States ("GAAP"), effective as of May 1, 2010, we adopted fresh start accounting following the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852, "Reorganizations" ("FASB ASC 852"). Fresh start accounting results in a new basis of accounting and reflects the allocation of the Company's estimated fair value to its underlying assets and liabilities. The Company's estimates of fair value are inherently subject to significant uncertainties and contingencies beyond the Company's reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. The implementation of the Plan and the application of fresh start accounting results in financial statements that are not comparable to financial statements in periods prior to emergence.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

        Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes, which for the Company is April 30, 2010, the date that the Debtors emerged from Chapter 11. The Plan required the contribution of equity from the creditors representing the unsecured senior noteholders of SFI, of which $555.5 million was raised at a price of $29.42 per share. Holdings also issued stock at $29.42 per share to pay $146.1 million of SFO and SFI claims. The Company's reorganization value reflects the fair value of the new equity and the new debt, the conditions of which were determined after extensive arms-length negotiations between the Debtors' creditors, which included the input of several independent valuation experts representing different creditor interests, who used discounted cash flow, comparable company and precedent transaction analyses.

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

        The four-column consolidated statement of financial position as of April 30, 2010 reflects the implementation of the Plan. Reorganization adjustments have been recorded within the condensed consolidated balance sheets as of April 30, 2010 to reflect effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh start accounting in accordance with FASB ASC 852. The reorganization value of the Company of approximately $2.3 billion was based on the equity value of equity raised plus new indebtedness and fair value of Partnership Parks "put" obligations as follows (in thousands):

Equity value based on equity raised(1)	$805,791
Add: Redeemable noncontrolling interests(2)	446,449
Add: Exit First Lien Facility	770,000
Add: Exit Second Lien Facility	250,000
Add: Other debt(3)	35,360
Add: Noncontrolling interests	5,219
Less: Net discounts on Exit Facilities	(11,450)

Total emergence enterprise value	$2,301,369

(1)
Equity balance is calculated based on 27,388,889 shares of Common Stock at the price of $29.42 per share pursuant to the Plan.

(2)
Redeemable noncontrolling interests are stated at fair value determined using the discounted cash flow methodology. The valuation was performed based on multiple scenarios with a certain number of "put" obligations assumed to be put each year. The

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  analysis used a 9.8% rate of return adjusted for annual inflation for the annual guaranteed minimum distributions to the holders of the "put" rights and a discount rate of 7%.

(3)
Other debt includes a $33.0 million refinance loan (the "Refinance Loan") with Deutsche Bank Mortgage Capital, L.L.C. for HWP Development, LLC ("HWP"), related to a hotel and indoor water park venture in Lake George, New York, in which we own an approximate 41% interest, $32.2 million of which was outstanding as of April 30, 2010, as well as capitalized leases of approximately $2.1 million and short-term bank borrowings of $1.0 million.

        Under fresh start accounting, the total Company value is adjusted to reorganization value and is allocated to our assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations in FASB ASC Topic 805, Business Combination ("FASB ASC 805"). The excess of reorganization value over the fair value of tangible and identifiable intangible assets and liabilities is recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

        The valuations required to determine the fair value of the Company's assets as presented below represent the results of valuation procedures performed by independent valuation specialists. The estimates of fair values of assets and liabilities have been reflected in the consolidated balance sheet of the Company as of the Effective Date ("Successor Company") as of April 30, 2010.

        The adjustments below are to our April 30, 2010 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Effective Date.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	April 30, 2010
	SFI	Reorganization Adjustments(1)	Fresh Start Adjustments(2)	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$75,836	$(21,326)	$—	$54,510
Accounts receivable	36,288	—	4,876	41,164
Inventories	37,811	—	(193)	37,618
Prepaid expenses and other current assets	49,671	(9,750)	(456)	39,465
Assets held for sale	681	—	—	681

Total current assets	200,287	(31,076)	4,227	173,438
Other assets:
Debt issuance costs	11,817	28,184	—	40,001
Restricted-use investment securities	2,753	—	—	2,753
Deposits and other assets(5)	97,677	—	6,643	104,320

Total other assets	112,247	28,184	6,643	147,074
Property and equipment, at cost, net	1,507,677	—	(78,304)	1,429,373
Assets held for sale	6,978	—	—	6,978
Intangible assets, net of accumulated amortization(4)	10,164	—	412,591	422,755
Goodwill(3)(5)(6)(7)	1,051,089	—	(420,841)	630,248

Total assets	$2,888,442	$(2,892)	$(75,684)	$2,809,866

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET(Continued)
(in thousands)

	April 30, 2010
	SFI	Reorganization Adjustments(1)	Fresh Start Adjustments(2)	Holdings
LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable$	$92,198	$(20,272)	$—	$71,926
Accrued compensation, payroll taxes and benefits	15,019	1,442	—	16,461
Accrued insurance reserves	16,492	19,074	(5,118)	30,448
Accrued interest payable	26,839	(26,630)	—	209
Other accrued liabilities	52,753	2,883	1,438	57,074
Deferred income	61,033	—	(1,324)	59,709
Liabilities from discontinued operations	5,409	—	—	5,409
Current portion of long-term debt	352,623	(317,946)	—	34,677

Total current liabilities not subject to compromise	622,366	(341,449)	(5,004)	275,913
Long-term debt	818,808	190,425	—	1,009,233
Other long-term liabilities	46,868	—	(9,383)	37,485
Deferred income taxes(6)(7)	118,821	—	110,955	229,776

Total liabilities not subject to compromise	1,606,863	(151,024)	96,568	1,552,407
Liabilities subject to compromise	1,745,175	(1,745,175)	—	—

Total liabilities	3,352,038	(1,896,199)	96,568	1,552,407
Redeemable noncontrolling interests	355,933	—	90,516	446,449
Stockholders' equity (deficit):
Preferred stock, $1.00 par value	—	—	—	—
New common stock	—	685	—	685
Old common stock	2,458	(2,458)	—	—
Capital in excess of par value	1,508,155	(703,049)	—	805,106
Accumulated deficit	(2,308,699)	2,598,129	(289,430)	—
Accumulated other comprehensive loss	(26,535)	—	26,535	—

Total stockholders' (deficit) equity	(824,621)	1,893,307	(262,895)	805,791
Noncontrolling interests	5,092	—	127	5,219

Total stockholders' (deficit) equity	(819,529)	1,893,307	(262,768)	811,010

Total liabilities and stockholders' equity (deficit)	$2,888,442	$(2,892)	$(75,684)	$2,809,866

(1)
Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the incurrence of new indebtedness under the Exit Facilities and repayment of the Prepetition Credit Agreement and

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  Prepetition Notes, distributions of cash and Common Stock and the cancellation of SFI common stock.

        The Plan's impact resulted in a net decrease of $21.3 million on cash and cash equivalents. The significant sources and uses of cash were as follows (in thousands):

Sources:
Net amount borrowed under the Exit Facility First Lien Term Loan	$762,300
Net amount borrowed under the Exit Facility Second Lien Loan	246,250
Proceeds from the Equity Offering	630,500

Total sources	1,639,050

Uses:
Repayment of amounts owed under the term loan portion of the Prepetition Credit Facility—long term portion	818,125
Repayment of amounts owed under the 2016 Notes	330,500
Repayment of amounts owed under the revolving portion of the Prepetition Credit Agreement	270,269
Repayment of amounts owed under the Prepetition TW Promissory Note	30,677
Repayment of amounts owed under the prepetition interest rate hedging derivatives	19,992
Repayment of amounts owed under the term loan portion of the Prepetition Credit Agreement—current portion	17,000
Payment of debt issuance costs on Exit Facilities	29,700
Payment of accrued interest	96,950
Payment of professional fees and other accrued liabilities	47,163

Total uses	1,660,376

Net cash uses	$(21,326)

        The gain on the cancellation of liabilities subject to compromise, before income taxes, was calculated as follows:

Extinguishment of SFI senior notes (2010 Notes, 2013 Notes, 2014 Notes and the 2015 Notes)	$868,305
Extinguishment of the PIERS	306,650
Write-off of the accrued interest on the SFI senior notes	29,868
Write-off debt issuance costs on the Prepetition Credit Facility and the Prepetition TW Promissory Note	(11,516)
Issuance of Common Stock	(105,791)

Gain on the cancellation of liabilities subject to compromise, before income taxes	$1,087,516

(2)
Reflects the adjustments to assets and liabilities to estimated fair value, or other measurements specified by FASB ASC 805, in conjunction with the adoption of fresh start accounting. Significant adjustments are summarized as follows and all are considered a Level 3 fair value measurement with the exception of the land values which are Level 2 fair value measurements.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  •
  Property and equipment, at cost—an adjustment of approximately $78.3 million was recorded to adjust the net book value of property, plant and equipment to fair value based on the new replacement cost less depreciation valuation methodology. Key assumptions used in the valuation of the Company's property, plant and equipment were based on a combination of the cost or market approach adjusted for economic obsolescence where appropriate. The land value was obtained using a sales comparison approach.

  •
  General liability and workers compensation—an adjustment of approximately $5.1 million was recorded to adjust the value of the general liability and workers compensation accruals for future receipts from deposits and payments for claims discounted at the weighted average debt rate upon emergence from Chapter 11 of 7%.

  •
  Pension—this adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of March 31, 2010 and the Effective Date. For additional information on the Company's pension, see Note 14.

  •
  Deferred revenue—an adjustment of approximately $1.3 million was recorded to adjust the book value of deferred revenue attributable to season pass and other advance ticket sales to the fair value using appropriate profit margins and cost of service associated with related guest visitation.

  •
  Deposits and other assets—note receivable—an adjustment of approximately $7.4 million was recorded to the book value of a note receivable to its $8.4 million estimated fair value, which was determined based on the discounted cash flow method over the life of the note.

  •
  Deposits and other assets—investment in nonconsolidated joint venture—this account was adjusted to its estimated fair values based on customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

  •
  Redeemable noncontrolling interests—These are stated at fair value determined using the discounted cash flow methodology. The valuation was performed based on multiple scenarios with certain number of "puts" assumed to be put each year. The analysis used a 9.8% rate of return adjusted for annual inflation for the annual guaranteed minimum distributions to the holders of the put rights and a discount rate of 7%.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  The Predecessor Company recognized a loss of $178.5 million, before income taxes, related to the fresh start accounting adjustments as follows (in thousands):

Loss on fresh start accounting adjustments
Establishment of Holdings' goodwill	$630,248
Elimination of SFI's goodwill	(1,051,089)
Establishment of Holdings' intangible assets	421,510
Elimination of SFI's intangible assets	(8,919)
Notes receivable fair value adjustment	7,389
Dick Clark Productions fair value adjustment	7,400
Deposit fair value adjustment	(8,146)
Property and equipment fair value adjustment	(78,304)
Deferred income fair value adjustment	1,324
Accrued insurance reserves fair value adjustment	5,118
Redeemable noncontrolling interests fair value adjustment	(90,516)
Other fair value adjustments, net	(14,490)

$(178,475)

(3)
Fresh start accounting eliminated the balance of goodwill and other unamortized intangible assets of the Company prior to the Effective Date ("Predecessor Company") and records Successor Company intangible assets, including reorganization value in excess of amounts allocated to identified tangible and intangible assets, also referred to as Successor Company goodwill. The Successor Company's April 30, 2010 consolidated balance sheet reflects the allocation of the business enterprise value to assets and liabilities immediately following emergence as follows (in thousands):

Enterprise value	$2,301,369
Add: Fair value of non-interest bearing liabilities (non-debt liabilities)	508,497
Less: Fair value of tangible assets	(1,756,863)
Less: Fair value of identified intangible assets	(422,755)

Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (Successor Company goodwill)	$630,248

(4)
The following represent the methodologies and significant assumptions used in determining the fair value of the significant intangible assets, other than goodwill and all are considered a Level 3 fair value measurement.

Certain long-lived intangible assets which include trade names, trademarks and licensing agreements were valued using a relief from royalty methodology. Group-sales customer relationships were valued using a multi-period excess earnings method. Sponsorship agreements were valued using the lost profits method. Certain intangible assets are subject to sensitive business

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  factors of which only a portion are within control of the Company's management. A summary of the key inputs used in the valuation of these assets are as follows:

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

  •
  Sponsorship agreements were valued using the lost profits method, also referred to as "with or without" method. Under this method, the fair value of the sponsorship agreements was estimated by assessing the loss of economic profits under a hypothetical condition where such agreements would not be in place and would need to be recreated. The projected revenues, expenses and cash flows were calculated under each scenario and the difference in the annual cash flows was then discounted to the present value to derive at an indication of the value of the sponsorship agreements. Income taxes were estimated at a rate of 39.5% and amounts were discounted using a 12% discount rate, resulting in approximately $43 million of value allocated to sponsorship agreements.

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

(5)
Subsequent to April 30, 2010, the Company received final information on the timing of the cash return of a deposit which allowed us to finalize the valuation of deposits. Based on the final

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  valuation, we increased the fair value of our deposits by $4.6 million and reduced the Successor Company goodwill by the same amount.

(6)
The cancellation of debt income amount and the allocation of the attribute reduction was an estimate when we completed our fresh start accounting process. We have subsequently finalized our 2010 tax year and completed our tax attribute reduction analysis. This resulted in a decrease to deferred income taxes and Successor Company goodwill of $0.5 million.

(7)
The Company discovered an error in our fresh start deferred income taxes during the preparation of our year end income tax provision. The Company has corrected this error by increasing deferred income taxes and Successor Company goodwill by $52.5 million. See further discussion on the immaterial correction of an error in Note 3(f).

2. Description of Business

        We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 19 parks we currently own or operate, after giving effect to disposition of parks discussed herein, 17 parks are located in the United States, one park is located in Mexico City, Mexico and one park is located in Montreal, Canada.

        In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park. In September 2010, we entered into a settlement agreement with the Commonwealth of Kentucky, State Property and Buildings Commission, Finance and Administration Cabinet, and the Kentucky State Fair Board. The settlement agreement provided for, among other things, payment to us of approximately $2.3 million, the transfer to the Kentucky State Fair Board of approximately 20 acres of land that we owned, the Kentucky State Fair Board waived all lease rejection damages, all rides (except for one rollercoaster which was removed from the park) remained at the park, and a general release of all claims by the parties. The Consolidated Financial Statements as of and for all periods presented, reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.

        During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. During the third quarter of 2009, the Company and the City of New Orleans mutually agreed to terminate the Company's lease with the City of New Orleans and to settle the related litigation, pursuant to which the Company agreed, among other things, to pay $3 million and to transfer title to the Company's property and equipment at the site to the City of New Orleans, including land owned by the Company adjacent to the leased site. We recorded appropriate provisions for impairment and liabilities related to discontinuing the operations at the New Orleans park. The Consolidated Financial Statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold and held for sale as discontinued operations.

        See Note 4 for additional information regarding the disposition of these two theme parks.

        In 1998, we acquired the former Six Flags, which had operated regional theme parks under the Six Flags name for nearly forty years, and established an internationally recognized brand name. We have ownership of the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 17 of our parks (excluding the Louisville and New Orleans parks) are branded as "Six Flags" parks.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies

  (a)    Basis of Presentation

        The Consolidated Financial Statements include our accounts, our majority and wholly-owned subsidiaries, and limited partnerships and limited liability companies in which we beneficially own 100% of the interests. We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. Furthermore, as a result of adopting FASB ASC Topic 810, "Consolidation" ("FASB ASC 810"), on January 1, 2010, we consolidated HWP as a subsidiary in the Consolidated Financial Statements beginning January 1, 2010. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interests. The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying December 31, 2010 consolidated balance sheet as noncontrolling interests. The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations. See further discussion of the impact on our financial statements in Note 3(z) and Note 6.

        Intercompany transactions and balances have been eliminated in consolidation.

  (b)    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

  (c)    Accounting for the Chapter 11 Filing

        We follow the accounting prescribed by FASB ASC 852. This accounting literature provides guidance for periods subsequent to a chapter 11 filing regarding the presentation of liabilities that are and are not subject to compromise by the bankruptcy court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

        In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim. During the second quarter of 2009, we wrote off costs that were associated with unsecured debt that is included in liabilities subject to compromise. Premiums and

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

discounts as well as debt issuance cost on debt that is not subject to compromise, such as fully secured claims, were not adjusted.

        Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy and the reorganization value of the assets before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, we applied fresh start accounting, in which our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC 805. The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill. See Note 1(g) for discussion of application of fresh start accounting and effects of the Plan. The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(g) results in financial statements that are not comparable to financial statements in periods prior to emergence.

  (d)    Reorganization Items

        FASB ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of liabilities subject to compromise, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of reorganizing the Debtors under the Bankruptcy Code. The Debtors' reorganization items consist of the following (in thousands):

	Successor	Predecessor
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Write off of unamortized debt issue costs, premiums and discounts associated with unsecured debt subject to compromise	$—	$—	$67,581
Gain on settlement of liabilities subject to compromise	—	(1,087,516)	—
Fresh start reporting adjustments	—	178,475	—
Cost and expenses directly related to the reorganization	7,479	89,568	34,347

Total reorganization items	$7,479	$(819,473)	$101,928

        No reorganization items were recognized in 2008. Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors' Committee (as such term is defined in the Plan).

        In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we will no longer operate the park. We classified the results of operations for our Louisville park as discontinued operations in the first quarter of 2010. We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of discontinued operations in the statement of operations for the year ended December 31, 2009. The fair value of the parks assets that remained, except for the

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

land we own, were valued at zero based on the rejection of the lease. The land was valued at the appraised value based on comparable sales information, which is a level 2 fair value measurement.

        Net cash paid for reorganization items, entirely constituting professional fees totaled $30.4 million, $62.3 million and $21.7 million for the eight months ended December 31, 2010, the four months ended April 30, 2010 and the twelve months ended December 31, 2009.

  (e)    Liabilities Subject to Compromise

        Liabilities subject to compromise refers to unsecured obligations that were accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of liabilities arising before the date of filing of the plan of reorganization are stayed. FASB ASC 852 requires liabilities that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount of claims expected to be allowed on known or potential claims to be resolved through the bankruptcy process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. The Company did not include the Prepetition Credit Agreement obligations, and swap obligations secured ratably therewith, as liabilities subject to compromise as these secured liabilities were fully recovered by the lenders under the Prepetition Credit Agreement. The Bankruptcy Court granted final approval of the Debtors' "first day" motions covering, among other things, human resource obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, post-petition utilities, case management and retention of professionals. Obligations associated with these matters were not classified as liabilities subject to compromise.

        The Debtors were permitted to reject prepetition executory contracts and unexpired leases with respect to the Debtors' operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise. Holders of such prepetition claims were required to file proofs of claims by a bar date set by the Bankruptcy Court. A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Filing. The Debtors will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors were investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Liabilities subject to compromise for the Predecessor Company consisted of the following (in thousands):

December 31, 2009
Accounts payable and other accrued expenses	$66,392
Accrued interest payable	49,877
Unsecured debt	988,305
Unsecured convertible notes	280,000
PIERS (includes $31.2 million of accrued dividends)	306,650

Total liabilities subject to compromise	$1,691,224

        In accordance with the guidance provided in FASB ASC Topic 480, "Distinguishing Liabilities from Equity", and FASB ASC 852, during the third quarter of 2009 we reclassified the $275.4 million redemption value of PIERS plus accrued and unpaid dividends of approximately $31.2 million from mezzanine equity to liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009. On the Effective Date, by operation of the Plan, the PIERS were cancelled.

        On the Effective Date, the Plan required that all liabilities subject to compromise, except those relating to unsecured debt and the PIERS, be retained by Holdings. Therefore, at April 30, 2010 we reclassified $170,220 of liabilities, including $70,031 of accounts payable and other accrued liabilities, and $100,189 of accrued interest payable from liabilities subject to compromise to current or long-term liabilities of Holdings, as appropriate. All liabilities subject to compromise were discharged at April 30, 2010 or were retained by us under the terms of the Plan.

        Liabilities subject to compromise at December 31, 2009 include trade accounts payable of approximately $19.6 million related to purchases prior to the Chapter 11 Filing, which generally had not been paid. As a result, the Company's cash flows from operations were favorably affected by the stay of payments related to these liabilities.

  (f)    Immaterial Correction of an Error

        During the process of completing the Company's year end income tax provision, a misstatement was discovered in the Company's tax spreadsheets, which calculated the reversal of temporary differences related to depreciation of property and equipment, as of April 30, 2010. This spreadsheet was used solely for purposes of determining the valuation allowance (and not for purposes of recording the gross amount of the deferred taxes related to depreciation). The schedule incorrectly included approximately $144 million of additional book depreciation, which resulted in the Company understating its valuation allowance by approximately $53 million at the date of fresh start. The misstatement resulted in the Company's deferred income tax liability and deferred income tax expense being understated by approximately $53 million and goodwill and the gain on reorganization to be understated by the same amount.

        We have corrected our Predecessor financial statements as of and for the four months ended April 30, 2010 to reflect the increased deferred income tax liability, deferred income tax expense, goodwill and the gain on reorganization. Because the error was not material to any prior interim

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

financial statements, the corrections to prior interim periods will be reflected in future filings, pursuant to SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

        The following table presents the effect of the correction on our previously reported consolidated balance sheets and our previously reported consolidated statements of operations:

Consolidated Balance Sheet at April 30, 2010

	As Previously Reported	Correction Adjustment	Fresh Start Final Adjustments(1)	As Revised
Deposits and other assets	99,740	—	4,580	104,320
Goodwill	582,800	52,526	(5,078)	630,248
Total Assets	2,757,838	52,526	(498)	2,809,866
Deferred Income Taxes	177,748	52,526	(498)	229,776
Total Liabilities	1,500,379	52,526	(498)	1,552,407
Stockholders' Equity	811,010	—	—	811,010

Consolidated Statement of Operations Four Months Ended April 30, 2010

	As Previously Reported	Correction Adjustment	Fresh Start Final Adjustments(1)	As Revised
Reorganization Items, net	(767,445)	(52,526)	498	(819,473)
Income (loss) from continuing operations before income taxes and discontinued operations	599,810	52,526	(498)	651,838
Income Tax Expense	60,620	52,526	(498)	112,648
Net Income	548,949	—	—	548,949
Net income attributable to Six Flags Entertainment Corporation	548,873	—	—	548,873

(1)
Fresh start final adjustments represent final adjustments to estimated fair values for two items that were finalized subsequent to April 30, 2010 when the final information to complete the valuation was available. See Note 1(g).

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (g)    Fair Value Measurement

        FASB ASC 820 defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

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

        This hierarchy requires the use of observable market data when available. See Note 10 for disclosure of methods and assumptions used to estimate the fair value of financial instruments by classification.

  (h)    Cash Equivalents

        Cash equivalents of $121.0 million and $137.0 million at December 31, 2010 and 2009, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

  (i)    Inventories

        Inventories are stated at weighted average cost or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. We have recorded a valuation allowance for slow moving inventory of $560,000 and $419,000 as of December 31, 2010 and 2009, respectively.

  (j)    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include $21.9 million and $20.9 million of spare parts inventory for existing rides and attractions December 31, 2010 and 2009, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

  (k)    Advertising Costs

        Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

benefit. At December 31, 2010 and 2009, we had $1.5 million and $3.8 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.

        Advertising and promotions expense was $54.1 million, $15.2 million, $90.2 million and $91.8 million during the eight months ended December 31, 2010, the four months ended April 30, 2010 and the years ended December 31, 2009 and 2008, respectively.

  (l)    Debt Issuance Costs

        We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue.

  (m)    Investment Securities

        Restricted-use investment securities at December 31, 2010 and December 31, 2009 of $2.9 million and $2.4 million, respectively, consists primarily of funds deposited in escrow for utilities and funds deposited in escrow in an interest bearing account to backstop a letter of credit issued to the city of Montreal related to the land lease at our park in Canada.

  (n)    Property and Equipment

        Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

        The estimated useful lives of the assets are as follows:

Rides and attractions	5 - 25 years
Land improvements	10 - 15 years
Buildings and improvements	Approximately 30 years
Furniture and equipment	5 - 10 years

  (o)    Goodwill and Intangible Assets

        See Note 1(g) regarding adjustments to goodwill and intangible assets under fresh start accounting.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table provides a reconciliation of the carrying amount of our goodwill as of December 31, 2010, April 30, 2010 and December 31, 2009 (in thousands):

	Successor	Predecessor
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Beginning balance	$630,248	$1,050,125	$1,048,122
Other	—	964	2,003
Fresh start adjustments	—	(420,841)	—

Ending balance	$630,248	$630,248	$1,050,125

        The following table reflects our intangible assets and accumulated amortization (in thousands):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Indefinite-lived intangible assets:
Trade names and trademarks	$344,000	$—
Accumulated amortization	—	—

	344,000	—

Finite-lived intangible assets:
Third party licensing rights	25,044	16,614
Accumulated amortization	(1,666)	(6,628)

	23,378	9,986

Sponsorship agreements	43,000	—
Accumulated amortization	(7,818)	—

	35,182	—

Group sales customer relationships	7,000	—
Accumulated amortization	(2,333)	—

	4,667	—

Other identifiable intangibles	3,742	2,636
Accumulated amortization	(214)	(2,122)

	3,528	514

Total intangible assets, cost	422,786	19,250
Total accumulated depreciation	(12,031)	(8,750)

Total intangible assets, net	$410,755	$10,500

        Our intangible assets with identifiable useful lives are amortized on a straight-line basis over their estimated useful lives. We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $10.7 million over each of the next five years. The weighted

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

average useful lives of the third party licensing rights, sponsorship agreements and group sales customer relationships are ten years, four years and two years, respectively.

  (p)    Valuation of Long-Lived Assets

        Long-lived assets totaled $2,406.1 million at December 31, 2010, consisting of property and equipment ($1,365.1 million), goodwill ($630.2 million) and other intangible assets ($410.8 million). With our adoption of fresh start accounting upon emergence, assets were revalued based on the fair values of long-lived assets.

        Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if indicators are identified that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity (deficit)). Accordingly, no impairment was required.

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

        In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park. In the first quarter of 2010, we classified the results of operations for the Louisville park as discontinued operations. Furthermore, we recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of discontinued operations in the statement of operations for the year ended December 31, 2009.

  (q)    Revenue Recognition

        We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the customer attends our parks. Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

consolidated statements of operations. Deferred income at December 31, 2010 primarily reflects advanced sales of 2011 season passes.

  (r)    Derivative Instruments and Hedging Activities

        We account for derivatives and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC 815"). This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

        During the fourth quarter of 2008, we discontinued hedge accounting treatment for the interest rate swaps, as they no longer met the probability test as detailed in FASB ASC 815. As a result of the termination of the interest rate swaps by the counterparties in June 2009, we recorded a $16.4 million loss in other expense. On the Effective Date, all liabilities under the derivative instruments were settled. As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as part of reorganization items. See Note 7.

  (s)    Interest Expense

        Interest on notes payable is generally recognized as expense on the basis of stated interest rates. See Note 8 for discussion of debt agreements and related interest rates.

  (t)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

change in tax rates is recognized in operations in the period that includes the enactment date. We have recorded a valuation allowance of $420.1 million, $450.0 million, $612.4 million and $596.3 million as of December 31, 2010, April 30, 2010 and December 31, 2009 and 2008, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. See Note 11.

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

        We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2010, we had approximately $1.2 million accrued for interest and penalties.

        Beginning in 2006, we no longer permanently reinvested foreign earnings, therefore, United States deferred income taxes have been provided on foreign earnings.

  (u)    Income (Loss) Per Common Share

        Basic income (loss) per common share is computed by dividing net income (loss) applicable to Six Flags Entertainment Corporation common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to Six Flags Entertainment Corporation common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any dilutive common stock equivalents would be antidilutive. No adjustments for the exercise of stock options were included in the 2010, 2009 and 2008 computations of diluted income (loss) per share because the effect would have been antidilutive. See Note 3(v) for additional information relating to the number of stock options outstanding. No adjustments for the conversion of 2015 Notes or the PIERS were included in the 2009 and 2008 computations of diluted loss per share because the effect would have been antidilutive. See Note 15.

  (v)    Stock Benefit Plans

  Successor

        Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the "Long-Term Incentive Plan"). Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, "Awards") to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan provides that no more than 4,833,333 shares of

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Common Stock may be issued pursuant to Awards under the Long-Term Incentive Plan as of the Effective Date, and if and to the extent the Delayed Draw Equity Purchase is consummated, up to 149,956 additional shares of Common Stock will be available for issuance under the Long-Term Incentive Plan. At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.

        During the eight months ended December 31, 2010, stock-based compensation expense related to the Long-Term Incentive Plan was $18,668,000 (which included $5,563,000 of accrued compensation related to restricted stock awards with future performance conditions in accordance with FASB ASC Topic 718, "Compensation-Stock Compensation" ("FASB ASC 718").

        As of December 31, 2010, options to purchase approximately 2,520,000 shares of Common Stock and approximately 374,000 shares of restricted stock were outstanding under the Long-Term Incentive Plan and approximately 1,826,000 shares were available for future grant.

  Successor—Stock Options

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

        The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. The simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants is not representative or sufficient to be used to develop an expected term assumption. Expected volatility was based on the historical volatility of similar companies' common stock for a period equal to the stock option's expected term, calculated on a daily basis. The expected dividend yield is based on expected dividends for the expected term of the stock options. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

        The weighted-average assumptions used to estimate the fair value of stock options granted in the eight months ended December 31, 2010 are as follows:

	December 31, 2010
	CEO	Employees
Risk-free interest rate	2.16%	1.82%
Expected term (in years)	6.25	6.25
Expected volatility	44.11%	43.96%
Expected dividend yield	—	—

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Stock option activity for the eight months ended December 31, 2010 was as follows:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at May 1, 2010	—	—
Granted	2,661,000	37.48
Exercised	(32,000)	35.78
Canceled or exchanged	—	—
Forfeited	(109,000)	35.69
Expired	—	—

Balance at December 31, 2010	2,520,000	37.58	9.66	42,265,000

Vested and expected to vest at December 31, 2010	2,532,000	37.54	9.66	42,572,000

Options exercisable at December 31, 2010	4,000	35.00	9.60	82,000

        Options to purchase 2,661,000 shares of common stock were granted in the eight months ended December 31, 2010. The weighted average grant date fair value of the options granted during the eight months ended December 31, 2010 was $16.56. The total intrinsic value of options exercised for the period was $0.6 million. The total fair value of options that vested during the eight months ended December 31, 2010 was $0.5 million.

        At December 31, 2010, options were exercisable with respect to 4,000 shares of common stock and the weighted average exercise price of those options was $35.00.

        As of December 31, 2010, there was $34.3 million of unrecognized compensation expense related to option awards. The weighted average period over which that cost is expected to be recognized is 3.67 years.

  Successor—Restricted Stock

        Restricted stock awards granted under the Long-Term Incentive Plan are subject to transfer and other restrictions as determined by the Compensation Committee of Holdings' Board of Directors. Generally, the unvested portion of restricted stock awards is forfeited upon termination of employment. The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

        There were 481,005 shares of restricted stock granted during the eight months ended December 31, 2010 to certain key employees and non-employee directors. Of the 481,005 shares granted (i) 81,479 vested in 2010, (ii) 16,152 will vest in May 2011, (iii) 890 shares will vest in December 2011, (iv) approximately 89,138 shares will vest in each of 2011, 2012, 2013 and 2014, and (iii) 25,932 shares were forfeited during the third quarter and fourth quarters of 2010. In addition to the restricted stock awards granted during the eight months ended December 31, 2010, a performance award was established that could result in an additional 705,047 shares being granted to certain key employees based on the EBITDA performance of the Company in 2011 and 2012. We have accrued as

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

a liability $5,563,000 of stock-based compensation expense with respect to the performance award in accordance with FASB ASC Topic 718 as of December 31, 2010. The total unrecognized compensation expense related to this performance award based on the closing market price of the Common Stock on December 31, 2010 is $32,791,000 that will be expensed evenly over the remaining service period which ends in March 2013.

        Restricted stock activity for the eight months ended December 31, 2010 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share ($)
Non-vested balance at May 1, 2010	—	—
Granted	481,000	35.86
Vested	(81,000)	32.27
Forfeited	(26,000)	34.67
Cancelled	—	—

Non-vested balance at December 31, 2010	374,000	36.73

        The weighted average grant date fair value per share of restricted stock awards granted during the eight months ended December 31, 2010 was $35.86.

        The total grant date fair value of the restricted stock awards granted during the eight months ended December 31, 2010 was $17.2 million. The total fair value of restricted stock awards that vested during the eight months ended December 31, 2010 was $2.6 million. As of December 31, 2010, there was $11.1 million of unrecognized compensation expense related to our restricted stock awards. The weighted average period over which that expense is expected to be recognized is 3.22 years.

  Predecessor

        Pursuant to the Plan, all stock-based compensation arrangements and awards were cancelled on the Effective Date including, without limitation, the following: (i) SFI's 2001 Stock Option and Incentive Plan; (ii) the SFI Stock Option Plan for Directors; (iii) SFI's 2004 Stock Option and Incentive Plan; (iv) SFI's 2006 Stock Option and Incentive Plan; (v) SFI's 2006 Employee Stock Purchase Plan; (vi) SFI's 2007 Stock Option and Incentive Plan; (vii) the SFI 2008 Stock Option and Incentive Plan; and (viii) all outstanding awards and grants thereunder (collectively, the "Preconfirmation Stock Incentive Plans").

        During the four months ended April 30, 2010 and the twelve months ended December 31, 2009 and December 31, 2008, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $2,003,000 ($1,286,000 of which was recorded in reorganization items as the grants were canceled as a result of the Plan), $2,597,000 and $6,210,000, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Under the Preconfirmation Stock Incentive Plans, our employees and directors were awarded stock options, restricted stock and other stock-based awards. As of December 31, 2009, options to purchase 6,490,000 shares and of SFI's common stock and approximately 1,747,000 shares of restricted stock were outstanding under the Preconfirmation Stock Incentive Plans and approximately 3,875,000 shares were available for future grant. No awards were granted in the first four months of 2010.

  Predecessor—Stock Options

        Options granted under the Preconfirmation Stock Incentive Plans were designated as either incentive stock options or non-qualified stock options. Options were generally granted with an exercise price equal to the market value of SFI's common stock on the date of grant. These option awards generally vested 20% per year, commencing with the date of grant, and had a contractual term of either 7, 8 or 10 years. In addition, Mark Shapiro, our former President and Chief Executive Officer, was granted options to purchase 475,000 shares of SFI's common stock during the first quarter of 2006 that became exercisable only if certain market prices of SFI's common stock were maintained for consecutive 90-day periods. Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

        The weighted-average assumptions used to estimate the fair value of stock options granted in the four months ended April 30, 2010 and the years ended 2009 and 2008:

	April 30, 2010		2009		2008
	Employees	Directors	Employees	Directors	Employees	Directors
Risk-free interest rate	—	—	1.79%	—	—	—
Expected life (in years)	—	—	5.68	—	—	—
Expected volatility	—	—	68%	—	—	—
Expected dividend yield	—	—	—	—	—	—

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Stock option activity for the years indicated was as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2007	6,894,000	$6.56
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	2.17
Expired	—	—

Balance at December 31, 2008	6,884,000	6.57
Granted	50,000	0.33
Exercised	—	—
Forfeited	(170,000)	6.19
Expired	(274,000)	13.70

Balance at December 31, 2009	6,490,000	$6.23
Granted	—	—
Exercised	—	—
Cancelled or exchanged	(6,480,000)	6.24
Forfeited	(10,000)	2.17
Expired	—	—

Balance at April 30, 2010	—	—	—	—

Options exercisable at April 30, 2010	—	$—	—	—

        There were no options granted in the four months ended April 30, 2010. The weighted average grant date fair value of the options granted during the year ended 2009 was $0.20. There were no options granted in the year ended 2008. The total intrinsic value of options exercised for the four months ended April 30, 2010 and the years ended 2009 and 2008 was $0. The total fair value of options that vested during the four months ended April 30, 2010 was $3.0 million. The total fair value of options that vested during the years ended 2009 and 2008 was $3.7 million and $3.7 million, respectively.

        On the Effective Date, all stock-based compensation arrangements and awards were cancelled. Immediately upon cancellation, we recorded $668,000 in unrecognized compensation costs associated with the cancelled option awards as a reorganization item.

  Predecessor—Restricted Stock

        Restricted stock awards granted under the Preconfirmation Stock Incentive Plans were subject to transfer and other restrictions as determined by the Compensation Committee of SFI's Board of Directors. Generally, the unvested portion of restricted stock awards was forfeited upon termination of employment. The fair value of restricted stock awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        No restricted stock awards were granted in the four months ended April 30, 2010. We granted 50,000 shares of restricted stock during the twelve months ended December 31, 2009 to our former Chief Financial Officer pursuant to the terms of his employment agreement.

        We granted 2,505,518 shares of restricted stock during the year ended December 31, 2008 as settlement for 2007 accrued bonuses to certain key employees and to fund a portion of our 401(k) plan match for 2007. Of the 2,505,518 shares of restricted stock granted (i) 1,029,109 vested on March 11, 2008, (ii) 1,050,985 shares vested on April 7, 2008, (iii) 113,333 shares, related to the 401(k) plan match, vested on September 10, 2008, (iv) 19,013 shares were forfeited upon the termination of several employees throughout 2008, (v) 21,082 shares were forfeited upon the termination of several employees in 2009, (vi) 1,755 shares were forfeited upon the termination of several employees in 2010, and (vii) 270,241 shares would have vested in 2011 if certain performance based financial goals of the Company had been met.

        Restricted stock activity for the four months ended April 30, 2010 was as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at January 1, 2010	1,746,997	4.88
Granted	—	—
Vested	(504,996)	5.90
Forfeited	(1,755)	1.84
Cancelled	(1,240,246)	4.46

Non-vested balance at April 30, 2010	—	—

        There was no restricted stock awards granted in the first four months of 2010. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2009 and 2008 was $0.33 and $1.80, respectively.

        The total grant date fair value of the restricted stock awards granted during the years ended December 31, 2009 and 2008 was $0.02 million and $4.5 million, respectively. The total fair value of restricted stock awards that vested during the four months ended April 30, 2010 was $3.0 million. The total fair value of restricted stock awards that vested during the years ended December 31, 2009 and 2008 was $0.03 million and $4.0 million, respectively.

  (w)    Comprehensive Income (Loss)

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

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (x)    Redeemable noncontrolling interest

        We record the carrying amount of our redeemable noncontrolling interests at their fair value at the date of issuance. We recognize the changes in their redemption value immediately as they occur and adjust the carrying value of these redeemable noncontrolling interests to equal the redemption value at the end of each reporting period, if greater than the redeemable noncontrolling interest carrying value. This method would view the end of the reporting period as if it were also the redemption date for the redeemable noncontrolling interests. We conduct an annual review to determine if the fair value of the redeemable units is less than the redemption amount. If the fair value of the redeemable units is less than the redemption amount, there would be a charge to earnings per share allocable to common stockholders. The redemption amount at the end of each reporting period did not exceed the fair value of the redeemable units.

  (y)    Reclassifications

        Reclassifications have been made to certain amounts reported in 2009 and 2008 to conform to the 2010 presentation.

  (z)    Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification ("ASC"). The new guidance establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC supersedes and deems unauthoritative all non-grandfathered non-SEC accounting literature not included in the Codification. The new guidance is effective for the financial statements issued for the interim and annual periods ending after September 15, 2009. We adopted the ASC for the interim period ended September 30, 2009. The adoption had no impact on our financial statements.

        In December 2010, the FASB updated the disclosures of supplementary pro forma information for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures related to business combinations to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

        In December 2010, the FASB issued guidance to clarify when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units' goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

        In May 2009, the FASB issued guidance related to subsequent events. The new guidance defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. The guidance requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. Furthermore, in February 2010, the FASB issued updated guidance regarding subsequent events, which amended the previous requirement for public companies to disclose the date through which the subsequent events have been evaluated. The guidance is effective upon issuance. We adopted the initial guidance for the interim period ended June 30, 2009 and the updated guidance upon issuance in February 2010. Adoption did not affect the recognition or disclosure of subsequent events. We evaluate subsequent events up to the date we file our Annual Report on Form 10-K with the Securities and Exchange Commission for the Consolidated Financial Statements.

        In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures. The updated guidance calls for new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurement and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance for the interim period ended March 31, 2010 and updated our disclosures to comply with the current accounting guidance. See Note 10 for the disclosure of the methods and assumptions used to estimate the fair value of each class of financial instruments.

        In August 2009, the FASB issued updated guidance related to measuring liabilities at fair value. The updated guidance states that when the quoted price in an active market for the identical liability is not available, a reporting entity can measure fair value of the liability using quoted prices of the identical or similar liability when traded as an asset. Such valuation method will result in Level 1 fair value measurement. The updated guidance also provides for other valuation techniques that are consistent with the principles of fair value measurements. A further clarification is provided for the fair value estimate of the liability, stating that such estimate does not have to be adjusted for the existing

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

restrictions that prevent the transfer of the liability. This update is effective for the first reporting period, including interim periods, beginning after issuance. We adopted this guidance for the interim period ended September 30, 2009. The adoption did not impact our existing approach used in determining fair-value measurement of the liabilities.

        In August 2009, the FASB issued updated guidance related to the accounting for redeemable equity instruments. The update does not change the existing accounting guidance for classification and disclosures related to preferred securities that are redeemable for cash or other assets. Rather, it expands on the application of the current guidance to other redeemable equity instruments, providing specific examples for applying the guidance to freestanding financial instruments, equity instruments subject to registration payment arrangements, share-based payment awards, convertible debt instruments that contain a separately classified equity component, certain redemptions upon liquidation events, and certain redemptions covered by insurance proceeds. We adopted the updated guidance for the interim period ending September 30, 2009. The adoption did not affect our consolidated financial statement presentation and disclosures.

        In June 2009, the FASB issued an amendment to the accounting for variable interest entities. This update changes the consolidation guidance applicable to a variable interest entity. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred. Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. This update also requires enhanced disclosures about an enterprise's involvement with a variable interest entity. The new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. We adopted the new guidance at January 1, 2010. As a result of adopting this update, we consolidated HWP Development, LLC joint venture as of January 1, 2010, which resulted in a $38.8 million and a $33.8 million increase our assets and liabilities, respectively. As of December 31, 2010, the equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interest. The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statements of operations for periods ended December 31, 2010. The adoption of this updated amendment did not change the accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate. See Note 6.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        In December 2008, the FASB issued updated guidance related to employers' disclosures about postretirement benefit plan assets. The new guidance enhances an employer's disclosures about the plan assets of a defined benefit pension or other postretirement plans. In particular, it requires additional information on investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements. The enhanced disclosures around plan assets are required for fiscal years ending after December 15, 2009. Upon initial application, comparative period disclosures are not required for earlier periods. The adoption of this updated guidance did not impact the Company's Consolidated Financial Statements. See Note 13.

        In December 2007, the FASB also issued guidance related to noncontrolling interest in consolidated financial statements, which was codified into FASB ASC 810. The new pronouncement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes reporting requirements that provide disclosures necessary to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new guidance is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. Retroactive adoption of the presentation and disclosure requirements is required for existing minority interests. The Consolidated Financial Statements herein reflect the adoption of this guidance. As a result of our adoption of this new guidance as of January 1, 2009, future purchases of "puttable" limited partnership units in the Partnership Parks will no longer be subject to purchase accounting but will be accounted for by reducing our redeemable noncontrolling interests and cash, respectively. Comparative financial statements of prior periods have been adjusted to apply this new presentation retrospectively.

        In May 2008, the FASB issued guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which was codified into FASB ASC 470. The new accounting guidance requires issuers of convertible debt to account separately for the liability and equity components of these instruments in a manner that reflects the issuer's nonconvertible borrowing rate. The guidance is effective for fiscal years beginning after December 15, 2008 with retroactive application to all periods presented during which any such convertible debt instruments were outstanding. The new guidance changed the accounting treatment for the 4 1/2% Convertible Senior Notes due 2015 (the "2015 Notes") and resulted in an increase to non-cash interest reported in our historical financial statements as well as our current and future financial statements as long as the 2015 Notes were outstanding. Comparative financial statements of the prior period have been adjusted to apply this new presentation retrospectively.

        The following consolidated statements of operations, consolidated statements of stockholders' deficit and comprehensive loss and the consolidated statements of cash flows line items for the year

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

ended December 31, 2008 were affected by the new guidance codified into FASB ASC 810 and FASB ASC 470 (in thousands, except per share data):

Consolidated Statement of Operations:

Year Ended December 31, 2008	As originally reported(a)	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Interest expense	$178,516	$—	$6,854	$185,370
Minority interest in earnings	$(40,728)	$40,728	$—	$—
Income from continuing operations before income taxes and discontinued operations	$24,683	$40,728	$(6,854)	$58,557
Loss from continuing operations before discontinued operations	$(91,947)	$40,728	$(6,854)	$(58,073)
Net loss	$(112,963)	$40,728	$(6,854)	$(79,089)
Plus: Net loss attributable to noncontrolling interests	$—	$(40,728)	$—	$(40,728)
Loss per share from continuing operations applicable to Six Flags, Inc. common stockholders	$(1.18)	$—	$(0.07)	$(1.25)
Net loss per share applicable to Six Flags, Inc. common stockholders	$(1.39)	$—	$(0.07)	$(1.46)

(a)
Includes subsequent reclassifications related to discontinued operations.

Consolidated Statement of Stockholders Deficit and Comprehensive Loss:

Year Ended December 31, 2008	As originally reported	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Capital in excess of par value	$1,404,346	$—	$87,148	$1,491,494
Accumulated deficit	$(1,794,156)	$—	$(19,822)	$(1,813,978)
Total stockholders' deficit	$(443,825)	$—	$67,326	$(376,499)
Net loss	$(112,963)	$—	$(6,854)	$(119,817)
Comprehensive loss	$(180,021)	$—	$(6,854)	$(186,875)

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Condensed Consolidated Statement of Cash Flows:

Year Ended December 31, 2008	As originally reported(a)	Effect of adoption of FASB ASC 810	Effect of adoption of FASB ASC 470	As adjusted
Net Loss	$(112,963)	$40,728	$(6,854)	$(79,089)
Minority interest in earnings	$40,728	$(40,728)	$—	$—
Minority interest in distributions	$(40,728)	$40,728	$—	$—
Interest accretion on notes payable	$(780)	$—	$7,319	$6,539
Amortization of debt issuance costs	$5,906	$—	$(465)	$5,441
Total adjustments	$179,892	$—	$6,854	$186,746
Net cash provided by operating activities	$66,929	$40,728	$—	$107,657
Non-controlling interest distributions	$—	$(40,728)	$—	$(40,728)
Net cash provided by financing activities	$210,474	$(40,728)	$—	$169,746

(a)
Includes subsequent reclassifications related to discontinued operations.

        In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities, which amended existing guidance related to derivative instruments and hedging activities. The new accounting guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance and cash flows. This guidance applies to all derivative instruments, as well as non-derivative hedging instruments and all hedged items designated and qualifying under scope of this guidance. The new accounting guidance is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for periods prior to its final adoption. This updated guidance had no impact on the Consolidated Financial Statements.

        In December 2007, the FASB issued updated guidance related to business combinations. The new guidance retains the fundamental requirements that an acquirer be identified and the acquisition method of accounting (previously called the purchase method) be used for all business combinations. The scope of the updated guidance is broader than that of the previous guidance, which applied only to business combinations in which control was obtained by transferring consideration. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, the new guidance improves the comparability of the information about business combinations provided in financial reports. This updated guidance establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interest in the acquiree, as well as any resulting goodwill. The updated guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since there have been no business combinations in 2010 or 2009, the updated requirements related to business combinations did not have any impact on our financial position or results of operations.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

4. Disposition of Theme Parks

        In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park. On September 30, 2010, we settled the lease rejection with the Kentucky State Fair board and recorded an $89,000 gain on the final settlement. We classified the results of operations for our Louisville park as discontinued operations in 2010. We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of discontinued operations in the statement of operations for the year ended December 31, 2009.

        During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. We recorded appropriate provisions for impairment and liabilities related to the abandonment of our New Orleans park operations in the consolidated balance sheet as of December 31, 2009 and the consolidated statements of operations for all periods presented reflect the operating results as results of discontinued operations. During the third quarter of 2009, we mutually agreed with the City of New Orleans to terminate our lease with the City of New Orleans and to settle the related litigation, pursuant to which we, among other things, paid the City of New Orleans $3 million and transferred title to our property and equipment at the site to the City of New Orleans, including land owned by us adjacent to the leased site.

        Pursuant to FASB ASC Topic 360, "Property, Plant and Equipment" and FASB ASC Topic 250-20, "Discontinued Operations," the Consolidated Financial Statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of the parks sold and held for sale as discontinued operations and for all periods presented to reflect the operations of our Louisville and New Orleans parks as discontinued operations on the December 31, 2010 and December 31, 2009 consolidated balance sheets as follows (in thousands):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Current assets	$—	$—
Property, plant and equipment, net	—	1,200

Total assets held for sale	$—	$1,200

Current liabilities	$—	$—

Total liabilities from discontinued operations	$—	$—

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

4. Disposition of Theme Parks (Continued)

        The following are components of the net results of discontinued operations for the indicated periods (in thousands):

	Successor	Predecessor
	Eight Months Ended December 31, 2010		Year Ended December 31,
		Four Months Ended April 30, 2010
			2009	2008
Operating revenue	$111	$127	$13,930	$15,503

Loss from discontinued operations before income taxes	$(603)	$(2,633)	$(11,308)	$(17,602)
Impairment on assets held for sale	—	—	(36,936)	(3,490)
Decrease in contingent liabilities from sale indemnities	(51)	10,308	14,237	76
Gain on assets held for sale	89	2,084	—	—

Net results of discontinued operations	$(565)	$9,759	$(34,007)	$(21,016)

        Our long-term debt is at the consolidated level and is not reflected at each individual park. Thus, we have not allocated a portion of interest expense to the discontinued operations.

5. Property and Equipment

        Property and equipment, at cost, are classified as follows (in thousands):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Land	$227,260	$142,748
Land improvements	152,542	376,886
Buildings and improvements	248,155	453,510
Rides and attractions	690,939	1,366,578
Equipment	152,090	315,914

Total	1,470,986	2,655,636
Less accumulated depreciation	(105,901)	(1,178,404)

	$1,365,085	$1,477,232

        In conjunction with the fresh start accounting adjustments on the Effective Date, property and equipment balances were adjusted by $78.3 million to estimated fair value. See Note 1(g).

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

6. Noncontrolling Interests, Partnership and Joint Ventures

        Redeemable noncontrolling interests represents the third parties' share of the assets of the three parks that are less than wholly-owned, including SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG). Noncontrolling interests represent the third parties' share of the assets of HWP.

        The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at December 31, 2008 (Predecessor)	$414,394
Purchases of redeemable units of SFOT and SFOG	(58,461)
Net income attributable to noncontrolling interests	35,072
Distributions to noncontrolling interests	(35,072)

Balance at December 31, 2009 (Predecessor)	355,933
Fresh start accounting adjustment	90,516
Purchases of redeemable units of SFOT and SFOG	(4,794)
Net income attributable to noncontrolling interests	35,552
Distributions to noncontrolling interests	(35,552)

Balance at December 31, 2010 (Successor)	$441,655

        See Note 16 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in the Consolidated Financial Statements. The redemption value of the partnership units at December 31, 2010 is approximately $351.1 million.

        As a result of adopting FASB ASC 810, we consolidated HWP in the Consolidated Financial Statements beginning with the first quarter of 2010. The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2010 (Predecessor)	$5,016
Net income attributable to noncontrolling interests	76
Fresh start accounting adjustment	127

Balance at April 30, 2010 (Successor)	5,219
Net loss attributable to noncontrolling interests	(764)

Balance at December 31, 2010 (Successor)	$4,455

        Prior to adopting FASB ASC 810, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance. As of December 31, 2009, we included our investment of $1.8 million in deposits and other assets in the accompanying consolidated balance sheet.

        In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. ("DCP"). The other investor in the venture, Red Zone Capital Partners II, L.P. ("Red Zone"), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar. During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately 39.2% at December 31, 2010 and 2009. Furthermore, as a result of adopting fresh start accounting, our

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

6. Noncontrolling Interests, Partnership and Joint Ventures (Continued)

investment in DCP was adjusted to its fair value (see Note 1(g)). During the third quarter of 2010, we received distributions from DCP in the amount of $42.5 million. We have accounted for our investment under the equity method and have included our investment of $7.8 million and $43.5 million as of December 31, 2010 and 2009, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

7. Derivative Financial Instruments

        In February 2008, we entered into two interest rate swap agreements that effectively converted $600.0 million of the term loan component of the Prepetition Credit Agreement into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300.0 million, began in February 2008 and expired in February 2011. Our term loan borrowings bore interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%). On June 16, 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

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

        We do not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in "Accumulated other comprehensive loss" when in qualifying effective relationships, and directly in other expense when they are not. These amounts are reclassified to interest expense when the forecasted transaction takes place.

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

        Upon notification by the counterparties in June 2009 that the interest rate swaps were terminating, the counterparties to the interest rate swap agreements provided four independent quotations for replacement transactions that were used to determine the derivative liability at termination. These quoted prices were for specific transactions and are considered Level 1 fair value measurements. As a

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

7. Derivative Financial Instruments (Continued)

result of the termination of the interest rate swaps on June 16, 2009, we recorded a $16.4 million loss in other expense in 2009.

        The fair value of our obligation under the interest rate swaps was approximately $20.0 million at April 30, 2010 and December 31, 2009 and is recorded in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets and is considered a Level 1 fair value measurement. The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the four months ended April 30, 2010 and the twelve months ended December 31, 2009 and 2008 (in thousands):

Predecessor Gain
Balance at December 31, 2007	$—
Change in cash flow	6,775
Reclassification to interest expense	(2,249)

Balance at December 31, 2008	4,526
Reclassification to interest expense	(3,256)

Ending balance at December 31, 2009	1,270
Reclassification to other (income) expense	(559)

Ending balance at April 30, 2010	$711

        On the Effective Date, we settled all obligations under the interest rate swaps. As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as part of reorganization items.

8. Long-Term Debt

        On the Effective Date, Holdings, SFO and SFTP entered into the First Lien Credit Agreement (see following discussion of December 2010 amendment) with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation. The Exit First Lien Facility consisted of an $890.0 million senior secured credit facility comprised of the $120.0 million Exit Revolving Loan (excluding letters of credit in the amount of $1.9 million)), which could be increased to up to $150.0 million in certain circumstances, and a $770.0 million term loan facility. Interest on the Exit First Lien Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the Exit Revolving Loan and LIBOR + 4.00% in the case of the Exit Facility First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the Exit Revolving Loan. The principal amount of the Exit Revolving Loan is due and payable on June 30, 2015. The First Lien Credit Agreement requires quarterly repayments of principal on the Exit Facility First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit Facility First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016. On August 5, 2010 we made a discretionary $25.0 million prepayment on the Exit Facility First Lien Term Loan and recorded a $957,000 net loss on the debt extinguishment.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

        On December 3, 2010, the First Lien Credit Agreement was amended (the "First Lien Amendment") to increase the First Lien Facility to $1.070 billion comprised of $120.0 million revolving loan facility (the "Revolving Loan") (none of which was outstanding at December 31, 2010 (excluding letters of credit in the amount of $27.6 million)), which may be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the "Term Loan") (all of which was outstanding at December 31, 2010). Interest on the First Lien Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the Revolving Loan, with a 2% LIBOR floor (no draws outstanding at December 31, 2010) and LIBOR + 4.00% in the case of the Term Loan, with a 1.50% LIBOR floor (5.5% at December 31, 2010). Interest on the Term Loan is subject to a 0.25% reduction based on the Company achieving certain rating agency levels or senior secured leverage ratio amounts. The First Lien Facility Credit Agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant. The First Lien Amendment eliminated the first lien leverage maintenance covenant and relaxed certain other negative covenants.

        On the Effective Date, Holdings, SFO and SFTP entered into a Second Lien Credit Agreement with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation. The Exit Second Lien Facility consisted of a $250.0 million senior secured term loan facility. Interest on the Exit Facility Second Lien Loan accrued at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor. The Second Lien Credit Agreement did not require any amortization of principal and the entire outstanding principal amount of the Exit Facility Second Lien Loan was due and payable on December 31, 2016. On December 3, 2010, in connection with the First Lien Amendment, the Company repaid in full the $250.0 million second lien term loan, recorded a $17.5 million loss on the debt extinguishment.

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

        On the Effective Date, the Acquisition Parties entered into the New TW Loan Agreement with the New TW Lender. The New TW Loan Agreement provided the Acquisition Parties with a $150.0 million multi-draw term loan facility. Interest on the New TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR or (b) 2.50% (or to the extent that any LIBOR or similar rate floor under

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

the Exit Facility First Lien Loans (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Exit First Lien Term Loan) is higher than 2.50%, such higher floor) plus (ii) the then "Applicable Margin" under the Exit First Lien Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%. In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the "Applicable Margin" referenced in the foregoing sentence, such "Applicable Margin" will be increased based on the applicable default swap spread then in effect, subject to a fixed cap. Funding during the availability period under the New TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a "Funding Date") in which amounts required to satisfy the "put" obligations exceeds (a) for the fiscal year ending December 31, 2010, $10.0 million, (b) for the fiscal year ending December 31, 2011, $12.5 million and (c) for each subsequent fiscal year, $15.0 million. The principal amount of the New TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date. The New TW Loan Agreement requires prepayments with any cash of the Acquisition Parties (other than up to $50,000 per year) including the proceeds received by the Acquisition Parties from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties. The New TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by the New TW Guarantors under the terms of the New TW Guarantee Agreemententered into by the New TW Guarantors in favor of the New TW Lender on the Effective Date. The New TW Loan Agreement and New TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement. No borrowing occurred during 2010 under the New TW Loan with respect to the 2010 "put" obligations. On December 3, 2010, the TW Loan Agreement and TW Guarantee Agreement were amended to primarily conform to the new terms under the First Lien Amendment. Under the TW Loan amendment, the Acquisition Parties will pay an unused commitment fee of 0.50% per year.

        On May 15, 2009, the Acquisition Parties entered into the Promissory Note. Interest on the loan accrued at a rate of 14% per year. On the Effective Date, the Acquisition Parties repaid in full all amounts outstanding under the Promissory Note, which as of the Effective Date was $32.6 million (including interest).

        On November 5, 2007, HWP entered into the $33.0 million Refinance Loan retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $213,000 are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $504,000 and $344,000 at December 31, 2010 and 2009, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

        In connection with the issuance of the Refinance Loan, we provided a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member. The limited guarantee will be released five years following full payment and discharge of the loan. As additional security for the Refinance Loan, we also provided a $1.0 million letter of credit to secure the Refinance Loan. In addition, one of our joint venture partners provided a guarantee of the Refinance Loan in the event of certain specific events of default attributable to acts or failure to act by members of HWP.

        On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850.0 million term loan maturing on April 30, 2015 ($835.1 million of which was outstanding at December 31, 2009); (ii) a revolving facility totaling $275.0 million ($270.3 million of which was outstanding at December 31, 2009 (as well as letters of credit in the amount of $2.2 million on that date)), and (iii) an uncommitted optional term loan tranche of up to $300.0 million. The interest rate on borrowings under the Prepetition Credit Agreement could have been fixed for periods ranging from one to twelve months, subject to certain conditions. At our option, the interest rate was based upon specified levels in excess of the applicable base rate, or LIBOR. At December 31, 2009, the weighted average interest rate for borrowing under the term loan and the revolving facility was 4.49% and 4.95%, respectively. Commencing on September 30, 2007, SFTP, the primary borrower under the Prepetition Credit Agreement and an indirect wholly owned subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2.1 million with all remaining principal due on April 30, 2015. The utilization of the revolving facility was available until March 31, 2013. The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations. On the Effective Date, pursuant to the Plan and the Confirmation Order, the Prepetition Credit Agreement was cancelled and the lenders thereunder were paid in full.

        During the Chapter 11 Filing, we recorded post-petition interest on prepetition obligations only to the extent we believed the interest would be paid during the Chapter 11 Filing or that it was probable that the interest would be an allowed claim. Included in interest expense for the quarter ended March 31, 2010, was $31.4 million related to interest on the 2016 Notes, for the period of June 13, 2009 through December 31, 2009 that was recorded based on a change in the estimated probable allowed claim under the Chapter 11 Filing. In addition, had we recorded interest on the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes based on our prepetition contractual obligations, interest expense would have increased by $22.8 million during the four months ended April 30, 2010 and by $64.6 million during the year 2009.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

        At December 31, 2010 and December 31, 2009, long-term debt consists of:

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Long-term Debt:
Prepetition Credit Agreement(a)	$—	$1,105,394
Credit Agreement	950,000	—
12 1/4% Senior Notes due 2016(b)(i)	—	400,000
8 7/8% Senior Notes due 2010(c)(j)	—	131,077
9 3/4% Senior Notes due 2013(d)(j)	—	142,441
9 5/8% Senior Notes due 2014(e)(j)	—	314,787
4 1/2% Convertible Senior Notes due 2015(f)(j)	—	280,000
14% Promissory Note(g)	—	30,447
HWP loan(h)	31,943	—
Other	1,017	2,434
Net discount	(11,806)	—

Long-term Debt	971,154	2,406,580
Less current and called portions	(32,959)	(439,826)

Total Long-term Debt	$938,195	$1,966,754

(a)
On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850.0 million term loan maturing on April 30, 2015 ($835.1 million of which was outstanding at December 31, 2009); (ii) a revolving facility totaling $275.0 million ($270.3 million of which was outstanding at December 31, 2009 (as well as letters of credit in the amount of $2.2 million at December 31, 2009); and (iii) an uncommitted optional term loan tranche of up to $300.0 million. The interest rate on borrowings under the Prepetition Credit Agreement could be fixed for periods ranging from one to twelve months, subject to certain conditions. At our option, the interest rate was based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2009, the weighted average interest rates for borrowings under the term loan and the revolving facility were 4.49% and 4.95%, respectively. Commencing on September 30, 2007, Six Flags Theme Parks Inc., the primary borrower under the Prepetition Credit Agreement, was required to make quarterly principal repayments on the term loan in the amount of $2.1 million with all remaining principal due at maturity on April 30, 2015. The utilization of the revolving facility was available until March 31, 2013. The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations. This loan was paid in full at the date of emergence from bankruptcy on April 30, 2010.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

(b)
On June 16, 2008, we completed a private debt exchange in which we issued $400.0 million of 12 1/4% Senior Notes due 2016 ("2016 Notes") of SFO, a direct wholly owned subsidiary of Holdings, in exchange for (i) $149.2 million of Holdings' 8 7/8% Senior Notes due 2010 ("2010 Notes"), (ii) $231.6 million of Holdings' 9 3/4% Senior Notes due 2013 ("2013s") and (iii) $149.9 million of Holdings' 9 5/8% Senior Notes due 2014 ("2014 Notes"). The benefits of this transaction included reducing debt principal by $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense. The transaction resulted in a net gain on extinguishment of debt of $107.7 million related to the 2013s and 2014s (net of $3.3 million of transaction costs related to the 2010s that were charged to expense immediately as the exchange of the 2010s was not deemed to be a substantial modification under the guidance of EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," codified into FASB ASC 470). We also recorded a $14.1 million premium on the 2016 Notes representing the difference between the carrying amount of the 2010 Notes and the carrying amount of the 2016 Notes on the exchange as this portion of the exchange was not deemed a substantial modification. This premium was expensed as part of reorganization items as a result of the Chapter 11 Filing. The 2016 Notes required annual interest payments of $49.0 million, were guaranteed by Holdings, and except in the event of a change in control of Holdings and certain other circumstances, did not require any principal payments prior to their maturity in 2016.

(c)
On February 11, 2002, Holdings issued $480.0 million principal amount of the 2010 Notes. As of December 31, 2006, Holdings had repurchased $179.7 million of the 2010 Notes. A gross loss of $4.6 million due to the repurchase of the 2010 Notes was recognized in 2004. Holdings repurchased an additional $20.0 million of the 2010 Notes during June 2007. We recognized a net loss on extinguishment of $0.2 million due to the repurchase of the 2010 Notes in June 2007. In June 2008, we exchanged $149.2 million of the 2010 Notes for the 2016 Notes referenced in Note 7(b). We recognized a net loss of $3.3 million related to the transaction costs paid for the exchange that were expensed immediately as the exchange of the 2010 Notes was not deemed to be a substantial modification. The 2010 Notes were senior unsecured obligations of Holdings, were not guaranteed by subsidiaries and rank equal to other senior notes of Holdings. The 2010 Notes required annual interest payments of approximately $11.6 million (8 7/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, did not require any principal payments prior to their maturity in 2010. The 2010 Notes were redeemable, at Holdings' option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.

The indenture under which the 2010 Notes were issued limited our ability to dispose of assets, incur additional indebtedness or liens, pay dividends, engage in mergers or consolidations, and engage in certain transactions with affiliates.

(d)
On April 16, 2003, Holdings issued $430.0 million principal amount of the 2013 Notes. As of December 31, 2006 we had repurchased $42.0 million principal amount of the 2013 Notes. A gross loss of $2.0 million due to this repurchase was recognized in 2004.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

  Holdings repurchased an additional $14.0 million of the 2013 Notes during June 2007. A net gain on extinguishment of $0.4 million due to this repurchase was recognized in June 2007. In June 2008, we exchanged $231.6 million of the 2013 Notes for the 2016 Notes referenced in Note 6(b). We recognized a net gain on extinguishment of $68.0 million as the exchange of the 2013 Notes was deemed to be a substantial modification. The 2013 Notes were senior unsecured obligations of Holdings, were not guaranteed by subsidiaries and ranked equal to the other Holdings senior notes. The 2013 Notes required annual interest payments of approximately $13.9 million (9 3/4% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, did not require any principal payments prior to their maturity in 2013. The 2013 Notes are redeemable, at Holdings' option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity. The indenture under which the 2013 Notes were issued contained covenants substantially similar to those relating to the other Holdings' Notes.

(e)
On December 5, 2003, Holdings issued $325.0 million principal amount of the 2014 Notes. As of December 31, 2004, we had repurchased $16.4 million principal amount of the 2014 Notes. A gross loss of $0.8 million due to this repurchase was recognized in 2004. In January 2005, Holdings issued an additional $195.0 million of the 2014 Notes, the proceeds of which were used to fund the redemption of $181.2 million principal amount of other senior notes of Holdings. Holdings repurchased an additional $39.0 million principal amount of the 2014 Notes during June 2007. A net gain on extinguishment of $1.6 million due to this repurchase was recognized in June 2007. In June 2008, we exchanged $149.9 million of the 2014 Notes for the 2016 Notes referenced in Note 7(b). We recognized a net gain on extinguishment of $43.0 million as the exchange of the 2014 Notes was deemed to be a substantial modification. The 2014 Notes were senior unsecured obligations of Holdings, were not guaranteed by subsidiaries and ranked equal to the other Holdings senior notes. The 2014 Notes, including the January additional amount, required annual interest payments of approximately $30.3 million (9 5/8% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, did not require any principal payments prior to their maturity in 2014. The 2014 Notes were redeemable, at Holdings' option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity. The indenture under which the 2014 Notes were issued contained covenants substantially similar to those relating to the other Holdings senior notes. All of the net proceeds of the original issuance of the 2014 Notes, together with proceeds of term loan borrowings under the Prepetition Credit Agreement, were used to redeem in full the other senior notes of Holdings. A gross loss of $25.2 million was recognized in 2004 on this redemption.

(f)
On November 19, 2004, Holdings issued $299.0 million principal amount of the 2015 Notes. During June and July 2007 it repurchased $19.0 million principal amount of the 2015 Notes. A net loss on extinguishment of $4.1 million due to this repurchase was recognized in June 2007. The 2015 Notes were senior unsecured obligations of Holdings, were not guaranteed by subsidiaries and ranked equal to the other Holdings' Notes.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

  Except during specified non-convertibility periods, the 2015 Notes were convertible into Holdings' common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of 2015 Notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the 2015 Notes, Holdings had the option to deliver common stock, cash or a combination of cash and common stock. The 2015 Notes required annual interest payments of approximately $12.6 million (4 1/2% per annum) and, except in the event of a change in control of Holdings and certain other circumstances, did not require any principal payments prior to their maturity in 2015. The 2015 Notes were redeemable, at Holdings' option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity. The net proceeds of the 2015 Notes were used to repurchase a portion of the 2010 Notes and to repurchase and redeem other Holdings' Notes. A gross loss of $3.9 million was recognized in 2004 due to the redemption of the senior notes with a portion of the proceeds from the sale of the 2004 discontinued operations. A gross loss of $19.3 million was recognized due to the redemption in 2005 of the other senior notes.

(g)
On May 15, 2009, the Acquisition Parties entered into a promissory note with TW-SF LLC, a subsidiary of Time Warner, pursuant to which TW-SF LLC loaned approximately $52.5 million to the Acquisition Parties ($30.4 million of which was outstanding at December 31, 2009), which were obligated to fund the "put" obligations related to the Partnership Parks. Interest on the loan accrued at a rate of 14% per annum and the principal amount of the loan matured on March 15, 2011, which maturity date is expected to be extended until July 17, 2011 as part of the Plan. The loan required semi-annual prepayments with the proceeds received by the Acquisition Parties from the limited partnership units held by them in the Partnership Parks and is prepayable at any time at the option of the Acquisition Parties. Up to an aggregate of $10.0 million of the loan was guaranteed by Holdings, SFO and SFTP under the terms of a guarantee agreement entered into by the guarantors in favor of TW-SF LLC, dated May 15, 2009. The Acquisition Parties were not included in the Chapter 11 Filing.

(h)
As a result of adopting FASB ASC 810, we consolidated HWP as of January 1, 2010.

(i)
In accordance with the guidance established in FASB ASC 852, $400.0 million unsecured senior notes issued on June 16, 2008 and approximately $20.0 million related accrued interest were classified as liabilities subject to compromise as of December 31, 2009. Under the Plan, on the Distribution Date each holder of these senior notes received its distribution pro rata share of $330.5 million in cash plus its distribution pro rata share of approximately 22.89% of the new common stock subject to dilution by the Long-Term Incentive Plan, in full and complete satisfaction of such claim. Additionally, each accepting noteholder will have the limited right to participate in the offering pursuant to the terms of the Offering Procedures to purchase its limited offering pro rata share of up to $450.0 million of new common stock, subject to dilution by the long-term incentive plan.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

(j)
In accordance with the guidance established in FASB ASC 852, $131.1 million unsecured senior notes issued on February 11, 2002 (plus $4.3 million of accrued interest), $142.4 million unsecured senior notes issued on April 16, 2003 (plus $2.2 million of accrued interest), $314.8 million unsecured senior notes issued on December 5, 2003 (plus $16.2 million of accrued interest), and $280.0 million unsecured Convertible Notes issued on November 19, 2004 were classified as liabilities subject to compromise as of December 31, 2009. Under the Plan, on each Distribution Date each holder of these unsecured notes received its distribution pro rata share of approximately 7.34% of the new common stock subject to dilution by the Long-Term Incentive Plan in full and complete satisfaction of such claims.

        Annual maturities of long-term debt (does not assume acceleration of maturities) during the five years subsequent to December 31, 2010 are as follows (in thousands):

Year ending December 31:
2011	$1,382
2012	416
2013	9,952
2014	9,983
2015	10,017
Thereafter	951,210

$982,960

9. Selling, General and Administrative Expenses

        Selling, general and administrative expenses are composed of the following (in thousands):

		Predecessor
	Successor
			Year Ended December 31,
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
			2009	2008
Park	$91,805	$31,676	$143,313	$154,998
Corporate	50,274	15,932	49,305	56,514

	$142,079	$47,608	$192,618	$211,512

        Selling, general and administrative expense amounts for 2009 and 2008 park selling include the reclassification of discontinued operations expense. Stock-based compensation of $18,668, $718, $2,597 and $6,210 is included in eight months ended December 31, 2010, the four months ended April 30, 2010 and the years ended December 31, 2009 and December 31, 2008, respectively.

10. Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

10. Fair Value of Financial Instruments (Continued)

present the estimated fair values of our financial instruments at December 31, 2010 and December 31, 2009, and classification of such instruments in accordance with FASB ASC 820 (in thousands).

	Successor		Predecessor
	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,938	$2,938	$2,387	$2,387
Long-term debt (including current portion)	(971,154)	(981,708)	(2,406,580)	(1,811,082)
Mandatorily redeemable preferred stock	—	—	(306,650)	(5,750)
Interest rate swaps	—	—	(19,992)	(19,992)

        The carrying amounts shown in the table are included in the consolidated balance sheets.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

  •
  Restricted-use investment securities: The carrying value of restricted-use investment securities consist of interest bearing bank accounts and approximates fair value because of their short term maturity. Restricted use investment securities are considered a Level 2 fair value measurement.

  •
  Long-term debt: The fair value of our long-term debt is based upon quoted market prices and is considered a Level 1 fair value measurement. On the Effective Date, long-term debt subject to compromise was cancelled in full.

  •
  PIERS: The fair value of our mandatorily redeemable preferred stock is based upon quoted market prices and is considered a Level 1 fair value measurement. In accordance with the guidance provided in FASB ASC 480 and FASB ASC 852, we classified the $275.4 million redemption value of the PIERS plus accrued and unpaid dividends of approximately $31.2 million as liabilities subject to compromise, as the PIERS became an unconditional obligation as of August 15, 2009. Pursuant to the Plan, the PIERS were considered an unsecured equity interest subject to compromise and the holders of such instruments received no recovery.

  •
  Interest rate swaps: The fair value of our interest rate swaps at December 31, 2009 is based on quoted prices from multiple brokers for replacement transactions, which are considered Level 1 fair value measurements (see Note 7). On the Effective Date, all obligations under the interest rate swaps were settled.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        Income tax expense (benefit) allocated to continuing operations for 2010, 2009 and 2008 consists of the following (in thousands):

	Current	Deferred	Total
Successor
Eight months ended December 31, 2010:
U.S. federal	$—	$7,716	$7,716
Foreign	2,088	712	2,800
State and local	1,078	(417)	661

	$3,166	$8,011	$11,177

Predecessor
Four months ended April 30, 2010:
U.S. federal	$—	$93,798	$93,798
Foreign	3,856	6,955	10,811
State and local	235	7,804	8,039

	$4,091	$108,557	$112,648

2009:
U.S. federal	$—	$(1,211)	$(1,211)
Foreign	3,440	777	4,217
State and local	1,112	(1,216)	(104)

	$4,552	$(1,650)	$2,902

2008:
U.S. federal	$—	$103,913	$103,913
Foreign	4,972	(1,162)	3,810
State and local	2,038	6,869	8,907

	$7,010	$109,620	$116,630

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Recorded income tax expense (benefit) allocated to income (loss) from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	Successor	Predecessor
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	2009	2008
Computed "expected" federal income tax expense (benefit)	$33,804	$228,143	$(55,015)	$20,495
Change in valuation allowance	(31,685)	(160,251)	75,796	95,001
Effect of foreign earnings earned and remitted in the same year	—	—	—	4,356
Effect of state and local income taxes, net of federal tax benefit	2,419	19,426	(5,169)	10,184
Deduction for noncontrolling interest income distribution	(12,175)	(27)	(12,275)	(14,255)
Nondeductible compensation	2,908	2,651	665	2,253
Effect of foreign income taxes	13,677	(6,583)	(138)	1,789
Reorganization items and fresh start accounting adjustments, net	1,364	34,787	—	—
Other, net	865	(5,498)	(962)	(3,193)

	$11,177	$112,648	$2,902	$116,630

        Under the Plan, the Company's prepetition debt securities, primarily prepetition notes, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our U.S. NOLs and state NOLs (collectively, the "Tax Attributes") after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11. The Company's NOLs have been reduced by approximately $804.8 million of CODI as a result of emergence from Chapter 11.

        Sections 382 and 383 of the IRC provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-gains, against future U.S. taxable income in the event of a change in ownership. The Company's emergence from Chapter 11 is considered a change in ownership for purposes of Section 382 of the IRC. The limitation under the IRC is based on the value of the corporation as of the emergence date. The Company's estimated annual limitation of approximately $32.5 million is available each of the next 19 years plus an

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

additional estimated $904 million of built-in-gains which should become available to the Company from the period 2011 through 2015, on the amount of NOL carryforwards it may use in the future. Those limitation amounts accumulate for future use to the extent they are not utilized in a given year. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company's Tax Attributes.

        Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The tax effects of these temporary differences as of December 31, 2010 and December 31, 2009 are presented below (in thousands):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Deferred tax assets before valuation allowance	$626,219	$884,462
Less valuation allowance	420,099	612,434

Net deferred tax assets	206,120	272,028
Deferred tax liabilities	443,629	392,630

Net deferred tax liability	$237,509	$120,602

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Deferred tax assets:
Federal net operating loss carryforwards	$390,947	$643,412
State net operating loss carryforwards	172,484	180,752
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	56,197	53,707

	$626,219	884,462

Deferred tax liabilities:
Property and equipment	$313,228	$373,620
Intangible assets and other	130,401	19,010

	$443,629	$392,630

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        At December 31, 2010 and December 31, 2009 we had approximately $1.2 billion and $2.0 billion of net operating loss carryforwards available for U.S. federal income tax purposes, respectively, which expire through 2030 and net operating loss carryforwards available for state income tax purposes in aggregate of $4.5 billion as of December 31, 2010 and 2009, respectively, and expire through 2030. We have recorded a valuation allowance of $420.1 million and $612.4 million as of December 31, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2010 and 2009, is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets are recoverable. At December 31, 2010, we had approximately $6.6 million of alternative minimum tax credits which have no expiration date. In 2009, approximately $161.2 million of capital loss carryforwards expired, which did not affect the 2009 income tax expense because they previously had a full valuation allowance.

        The change in valuation allowance attributable to income (loss) from continuing operations, discontinued operations and other comprehensive loss and equity is presented below (in thousands):

	Successor	Predecessor
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	2009	2008

Continuing operations	$(31,685)	$(160,251)	$75,796	$95,001
Reversal of allowance for capital loss carryforward expiration	—	—	(56,520)	—
Discontinued operations	215	(3,708)	12,923	7,986
Changes in other comprehensive loss and equity	1,593	1,501	(8,281)	22,471

	$(29,877)	$(162,458)	$23,918	$125,458

        Our unrecognized tax benefit at December 31, 2010 and December 31, 2009 was $48.1 million. There were no additions or reductions to this unrecognized tax benefit during 2010 or 2009.

12. Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit)

Common and Preferred Stock

        At December 31, 2010, the number of authorized shares of common stock was 60,000,000 shares, of which 27,864,109 shares were outstanding and 1,825,545 shares were reserved for future issuance through the Company's equity based plans. In December 2010, Holdings' Board of Directors declared its first quarterly cash dividend. On December 30, 2010, shareholders of record as of December 20, 2010 received $0.06 per share of common stock.

        The number of authorized shares of preferred stock was 5,000,000 at December 31, 2010. No shares of preferred stock were outstanding or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

12. Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit) (Continued)

preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.

        See Note 1 for additional information on New Common Stock and Preconfirmation Equity Interests.

Accumulated Other Comprehensive Income (Loss)

        The accumulated balances for each classification of comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Items	Cash flow hedges	Defined benefit retirement plan	Accumulated other comprehensive income (loss)
Six Flags, Inc.—Predecessor
Balance at December 31, 2007	$15,891	$—	$(5,291)	$10,600
Net current period change	(27,163)	4,526	—	(22,637)
Actuarial loss on defined benefit retirement plan	—	—	(44,444)	(44,444)
Amortization of prior service cost on defined benefit retirement plan	—	—	23	23

Balance, December 31, 2008	(11,272)	4,526	(49,712)	(56,458)
Net current period change	12,932	(3,257)	—	9,675
Actuarial gain on defined benefit retirement plan	—	—	10,305	10,305
Effect of curtailment on prior service cost	—	—	3,111	3,111
Amortization of prior service cost on defined benefit retirement plan	—	—	70	70

Balance, December 31, 2009	1,660	1,269	(36,226)	(33,297)
Net current period change	5,419	(559)	—	4,860
Actuarial gain on defined benefit retirement plan			1,902	1,902
Fresh start adjustments	(7,079)	(710)	34,324	26,535

Balance, April 30, 2010	$—	$—	$—	$—

Six Flags Entertainment Corporation—Successor
Balance, April 30, 2010	$—	$—	$—	$—
Net current period change	2,539	—	—	2,539
Actuarial loss on defined benefit retirement plan	—	—	(6,731)	(6,731)

Balance, December 31, 2010	$2,539	$—	$(6,731)	$(4,192)

        On the Effective Date, the fresh start accounting adjustment eliminated the accumulated other comprehensive income (loss) balances.

13. Pension Benefits

        As part of the acquisition of the former Six Flags, we assumed the obligations related to the SFTP Defined Benefit Plan (the "SFTP Benefit Plan"). The SFTP Benefit Plan covered substantially all of

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

SFTP's employees. During 1999, the SFTP Benefit Plan was amended to cover substantially all of our domestic full-time employees. During 2004, the SFTP Benefit Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003. The SFTP Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. The SFTP Benefit Plan assets are invested primarily in equity and fixed income securities, as well as alternative investments, such as hedge funds. The SFTP Benefit Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the SFTP Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

        We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

        As of the Effective Date, the pension liability was adjusted by $1.6 million to its fair value. The adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of March 31, 2010 and the Effective Date.

Obligations and Funded Status

	Successor	Predecessor
Change in benefit obligation (in thousands)	Eight months ended December 31, 2010	Four months ended April 30, 2010	December 31, 2009
Benefit obligation, beginning of period	$170,944	$167,391	$162,410
Service cost	—	—	292
Interest cost	6,481	3,225	9,347
Actuarial gain	9,731	2,326	5,422
Benefits paid	(4,108)	(1,998)	(6,969)
Curtailments	—	—	(3,111)

Benefit obligation, end of period	$183,048	$170,944	$167,391

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

	Successor	Predecessor
	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
Change in plan assets (in thousands)			December 31, 2009
Fair value of plan assets, beginning of period	$137,374	$131,110	$112,145
Actual return on plan assets	9,747	7,182	23,014
Employer contribution	1,080	1,080	2,920
Administrative fees	(275)	—	—
Benefits paid	(4,108)	(1,998)	(6,969)

Fair value of plan assets, end of period	$143,818	$137,374	$131,110

        Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. The accumulated benefit obligation for the U.S. pension plans at the end of 2010 and 2009 was $183,048 and $167,391, respectively. We use a measurement date of December 31 for our pension plan.

        The following shows the funded status of the SFTP Benefit Plan, reconciled to the amount in the consolidated balance sheets at December 31, 2010 and December 31, 2009 (in thousands):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Fair value of SFTP Benefit Plan assets	$143,818	$131,110
Benefit obligation	(183,048)	(167,391)

Funded status	$(39,230)	$(36,281)

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(39,230)	(36,281)

Amount recognized in consolidated balance sheet	$(39,230)	$(36,281)

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

Components of net periodic benefit cost and other comprehensive income (loss) (in thousands)

	Successor	Predecessor
	Eight months ended December 31, 2010	Four months ended April 30, 2010	2009	2008
Net periodic benefit cost:
Service cost	$275	$—	$291	$530
Interest cost	6,481	3,225	9,347	9,537
Expected return on plan assets	(6,747)	(3,226)	(8,314)	(10,938)
Amortization of prior service cost	—	—	—	23
Amortization of net actuarial loss	—	273	1,027	—
Curtailment loss	—	—	70	—

Total net periodic benefit cost	$9	$272	$2,421	$(848)

	Successor	Predecessor
	Eight months ended December 31, 2010	Four months ended April 30, 2010	2009	2008
Current year actuarial gain (loss)	$(6,731)	$1,630	$9,278	$(44,444)
Amortization of actuarial gain (loss)	—	42,809	1,027	—
Amortization of prior service cost	—	—	—	23
Effect of curtailment loss	—	—	3,111	—
Effects of curtailment on prior service cost	—	—	70	—

Total other comprehensive income (loss)	$(6,731)	$44,439	$13,486	$(44,421)

        There are no estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011.

        At December 31, 2010 and December 31, 2009, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $39.2 million and $36.3 million, respectively, which we recognized as other long-term liability in the accompanying consolidated balance sheets. As of December 31, 2010 and December 31, 2009, we have recorded in accumulated other comprehensive income $6.7 million and in other comprehensive loss $36.2 million, respectively. On the Effective Date, the fresh start accounting adjustment eliminated the $44.4 million accumulated other comprehensive loss balances.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

        At December 31, 2010 and December 31, 2009, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Projected benefit obligation	$183,048	$167,391
Accumulated benefit obligation	183,048	167,391
Fair value of plan assets	143,818	131,110

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Discount rate	5.400%	5.900%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net cost

	Successor	Predecessor
	2010	2009	2008
Discount rate	5.800%	6.125%	6.250%
Rate of compensation increase	N/A	N/A	4.000%
Expected return on plan assets	7.500%	7.500%	7.500%

        The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date. High quality corporate bond yield indices on over 500 Aa high grade bonds are considered when selecting the discount rate.

        The return on plan assets assumption was developed based on consideration of historical market returns, current market conditions, and the SFTP Benefit Plan's past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns. Overall, it was projected that the SFTP Benefit Plan could achieve a 7.50% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the SFTP Benefit Plan's policy of monitoring manager performance.

Description of Investment Committee and Strategy

        The Committee is responsible for managing the investment of SFTP Benefit Plan assets and ensuring that the SFTP Benefit Plan's investment program is in compliance with all provisions of ERISA, other relevant legislation, related SFTP Benefit Plan documents and the Statement of Investment Policy. The Committee has retained several mutual funds, commingled funds and/or

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

investment managers to manage SFTP Benefit Plan assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of the applicable prospectus or other investment manager agreements with the SFTP Benefit Plan.

        The primary financial objective of the SFTP Benefit Plan is to secure participant retirement benefits. As such, the key objective in the SFTP Benefit Plan's financial management is to promote stability and, to the extent appropriate, growth in funded status. Other related and supporting financial objectives are also considered in conjunction with a comprehensive review of current and projected SFTP Benefit Plan financial requirements.

        The assets of the fund are invested to achieve the greatest reward for the SFTP Benefit Plan consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures in the SFTP Benefit Plan's long-term target asset allocation.

        The SFTP Benefit Plan's portfolio may be allocated across several hedge fund styles and strategies.

Plan Assets

        The target allocations for plan assets are 30% domestic equity securities, 41% fixed income securities, 14% international equity securities, and 15% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds.

        The fair value of plan assets was $143.8 million and $131.1 million at December 31, 2010 and December 31, 2009, respectively. The expected long term rate of return on these plan assets was 7.50% in 2010, 2009 and 2008. See Note 3(f) for definitions of the prescribed asset categories in accordance with the guidance established in FASB ASC 820 used to for our fair value measurements. The fair

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

values of the Company's plan assets at December 31, 2010 and 2009 by asset category are presented below (in thousands):

	Fair Value Measurements at December 31, 2010 — Successor
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Equity Securities
Large-Cap Disciplined Equity(a)	$36,077	$36,077	$—	$—
Small/Mid-Cap Equity(a)	8,668	8,668	—	—
International Equity(b)	20,164	20,164	—	—
Fixed Income
Long Duration Fixed Income(c)	39,790	39,790	—	—
High Yield(d)	7,137	7,137	—	—
Emerging Markets Debt(e)	5,679	5,679	—	—
Alternatives
Hedge Fund of Funds(f)	20,700	—	—	20,700
Cash(g)	5,603	5,603	—	—

Total	$143,818	$123,118	$—	$20,700

	Fair Value Measurements at December 31, 2009 — Predecessor
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Equity Securities
Large-Cap Disciplined Equity(a)	$33,367	$33,367	$—	$—
Small/Mid-Cap Equity(a)	3,963	3,963	—	—
International Equity(b)	17,094	17,094	—	—
Fixed Income
Long Duration Fixed Income(c)	39,396	39,396	—	—
High Yield(d)	13,630	13,630	—	—
Emerging Markets Debt(e)	2,675	2,675	—	—
Alternatives
Hedge Fund of Funds(f)	19,729	—	—	19,729
Other Investments(h)	1,256	—	1,256	—

Total	$131,110	$110,125	$1,256	$19,729

(a)
These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of US issuers.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

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

(f)
Hedge Fund of Funds consists primarily of investments in underlying hedge funds. Management of the hedge funds has the ability to choose and combine hedge funds in order to target the fund's return objectives. Individual hedge funds hold their assets primarily in investment funds and engage in investment strategies that include temporary or dedicated directional market exposures.

(g)
Cash held at year end was to be used to purchase equity based securities in January 2011.

(h)
This category is comprised of an investment in a common collective trust with the underlying assets invested in asset-backed securities, money market funds, corporate bonds and bank notes. The underlying assets are actively traded on the registered exchanges.

    Fair Value Measurements Using Significant Unobservable Inputs (level 3)
    (in thousands)

Hedge Fund of Funds
Beginning balance at December 31, 2008—Predecessor	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	149
Relating to assets sold during the period	—
Purchases, sales and settlements	19,580
Transfers in and/or out of Level 3	—

Beginning balance at December 31, 2009—Predecessor	$19,729
Actual return on plan assets:
Relating to assets still held at the reporting date	971
Relating to assets sold during the period	—
Purchases, sales and settlements	—

Ending balance at December 31, 2010—Successor	$20,700

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

Expected Cash Flows

        Information about expected cash flows for the plan follows (in thousands):

Employer Contributions for Fiscal Year 2010
2011 (expected) to plan trusts	$3,750

Expected benefit payments:
2011	$7,018
2012	7,616
2013	8,032
2014	8,433
2015	8,937
2016 - 2020	51,834

$91,870

14. 401(k) Plan

        We have a contributory 401(k) plan (the "401(k) Plan"). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. For 2004, 2005 and through November 30, 2006, we matched 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. Beginning December 1, 2006, we matched 100% of the first 3% and 50% of the next 2% of salary contributions made by employees. During the Chapter 11 Filing, we suspended the employer match. After our emergence from Chapter 11, we agreed to match 50% of the first 6% of salary contributions made by employees, which was funded in the first quarter of 2011. Employer match contributions made after December 1, 2006 fully vest immediately at the time of contribution. We recognized related expense of $1.6 million and $0.1 million in the eight months ended December 31, 2010 and the four months ended April 30, 2010, respectively, and $2.5 million and $2.4 million in the years ended December 31, 2009 and 2008, respectively.

15. Income (Loss) Per Common Share

        For the eight months ended December 31, 2010, four months ended April 30, 2010 and the years ended December 31, 2009 and 2008, diluted shares outstanding equaled basic shares outstanding. The effect of potential common stock issuable upon the exercise of employee stock options on the weighted average number of shares on a diluted basis for the eight months ended December 31, 2010 does not include 2,520,000 options as the effect of the exercise of these options would be antidilutive. Similarly, excluded from the calculation of diluted loss per share for the years ended December 31, 2009 and 2008 were 6,490,000 options, and 6,884,000 options, respectively, because the effect of including them would have been antidilutive.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

15. Income (Loss) Per Common Share (Continued)

        Because we incurred a net loss for the years 2009 and 2008, basic and diluted loss per share were calculated as our net loss applicable to Six Flags Entertainment Corporation common shareholders divided by the weighted average shares outstanding for these periods. Preferred stock dividends and amortization of related issue costs of $16.3 million and $22.0 million were included in determining net loss applicable to Six Flags Entertainment Corporation common stockholders in 2009 and 2008, respectively.

        Additionally, the weighted average number of shares of common stock on a diluted basis for the years ended December 31, 2009 and 2008 does not include the effect of the potential conversion of the PIERS and also does not include the effect of the potential conversion of the 2015 Notes, as the effect of such conversions and the resulting decrease in preferred stock dividends and interest expense, as the case may be, is antidilutive. The PIERS are shown as mandatorily redeemable preferred stock on our consolidated balance sheet as of December 31, 2009, were issued in January 2001 and were convertible into 13,209,000 (after giving effect to 483,000 PIERS that converted to common stock in the third quarter of 2009). The 2015 Notes were convertible at the option of the holder into 44,094,000 shares of common stock, although we could have satisfied conversions by delivering cash in lieu of shares. The 2015 Notes and the PIERS were cancelled under the terms of the Plan at April 30, 2010.

        As discussed in Note 1, all of SFI's common stock was cancelled as a result of the Debtors' emergence from Chapter 11 on the Effective Date. Holdings' common stock began trading on the New York Stock Exchange on June 21, 2010. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company's common stock, or to potential investors in such common stock.

16. Commitments and Contingencies

Partnership Parks

        On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation ("Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $63.2 million (as of 2011 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2010, our share of the distribution will be approximately $27.2 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the "Partnership Agreements") that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park's weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

(ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT. As of December 31, 2010, we owned approximately 29.7% and 52.7% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 70.3% and 47.3% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $351.1 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

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

        In connection with our acquisition of the Former Six Flags, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred $20.7 million of capital expenditures at these parks during the 2010 season and intend to incur approximately $10.0 million of capital expenditures at these parks for the 2011 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $48.0 million of cash in 2010 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. At December 31, 2010 and 2009, we had total loans receivable outstanding of $239.3 million and $233.0 million, respectively, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

Operating leases

        We lease under long-term leases the sites of Six Flags Mexico, La Ronde and a small parcel near Six Flags New England. In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park. In certain cases, rent is based upon percentage of the revenues earned by the applicable park. During 2010, 2009 and 2008, we recognized approximately $4.4 million, $3.8 million and $4.1 million, respectively, of rental expense under these rent agreements.

        Total rental expense from continuing operations, including office space and park sites, was approximately $10.9 million, $11.1 million and $11.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Future minimum obligations under non-cancellable operating leases, including site leases, at December 31, 2010, are summarized as follows (in thousands):

Year ending December 31,
2011	$6,495
2012	6,060
2013	5,826
2014	5,532
2015	5,461
2016 and thereafter	161,871

Total	$191,245

License Agreements

        We are party to a license agreement pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis. Based on current usage, the annual license fee for 2010 was approximately $3.6 million.

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

Insurance

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

November 15, 2003, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Defense costs are in addition to these retentions. In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $500,000 deductible per occurrence applicable to all claims in the policy year for our domestic parks and our parks in Canada and a nominal amount per occurrence for our park in Mexico. Our deductible after November 15, 2003 is $750,000 for workers' compensation claims ($500,000 deductible for the period from November 15, 2001 to November 15, 2003). Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. The majority of our current insurance policies expire on May 1, 2011. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Capital Expenditures

        The vast majority of our capital expenditures in 2011 and beyond will be made on a discretionary basis.

Litigation

        We are party to various legal actions arising in the normal course of business, including the cases discussed below. Matters that are probable of unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated financial position, results of operations or liquidity after consideration of recorded accruals.

        On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District. The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement. In October 2006, the Company terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements. As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in "excess of" $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million. The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations. In a summary judgment ruling on December 19, 2007, the Court dismissed additional claims against the Company for breach of fiduciary duty, constructive fraud and punitive damages. The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company's favor, dismissing the claim. The plaintiffs filed a motion for a new trial, which was dismissed by the Court on May 12, 2008. On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District. This litigation was stayed during the Chapter 11 Filing but as of February 2011 is continuing in state court.

        On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that the Company is liable for direct or indirect infringement of United States Patent No. 5,277,125 because of its ownership and/or operation of various theme parks and amusement rides. The Patent Complaint does not include specific allegations concerning the location or manner of alleged infringement. The Patent Complaint seeks damages and injunctive relief. On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. The Company has contacted the manufacturers of the amusement rides that it believes may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. The Company tendered the defense of this matter to certain of the ride manufacturers. This litigation has been stayed with respect to the Debtors since the Chapter 11 Filing and, as of the Effective Date, any further action against the Debtors with respect to this litigation is temporarily enjoined pursuant to the Plan.

        On January 6, 2009, a civil action against the Company was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to SFOG on July 3, 2007. Certain of the individuals were employees of the park and were off-duty at the time the altercation occurred. The plaintiff, who had exited the park, claims that the Company was negligent in its security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. The Company has filed a motion to dismiss the action.

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

        The Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed's employment agreement with the Company, effective October 6, 2010. On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Six Flags Entertainment Corp., Six Flags, Inc., Six Flags

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

Operations Inc., and Six Flags Theme Parks Inc., as Respondents. Mr. Speed's arbitration action asserts various claims relating to and arising out of his employment agreement with the Company. The Company and all of the Respondents deny Mr. Speed's allegations and intend to defend the arbitration action vigorously.

HWP Guarantee

        We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC ("HWP") for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. This joint venture is not a debtor in the Chapter 11 Filing. On November 5, 2007, we refinanced the loan with a $33.0 million term loan ($31.9 million and $32.3 million of which was outstanding at December 31, 2010 and 2009, respectively), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest). Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of HWP to repay the loan will be dependent upon HWP's ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit. In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof. In that event, we could lose our interest in the hotel and indoor water park.

        For the years ended December 31, 2010, 2009 and 2008, we have received or accrued management fee revenues from HWP of $738,000, $731,000 and $769,000, respectively. As of December 31, 2010 and 2009, HWP owed us approximately $34,000 and $324,000, respectively, related to short-term intercompany transactions between the entities. During 2009, we contributed approximately $361,000 to HWP for our portion of a capital call. There were no capital calls required in 2010.

Tax and other contingencies

        At December 31, 2010, we have accrued liabilities for tax and other indemnification contingencies of $7.9 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

17. Business Segments

        We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision-making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation, and amortization (Park EBITDA) and Park Free Cash Flow (Park EBITDA less park capital expenditures). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

17. Business Segments (Continued)

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

	Successor	Predecessor
(in thousands)	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	2009	2008
Theme park revenues	$847,812	$128,077	$898,932	$1,005,795
Theme park cash expenses	(451,320)	(159,444)	(632,426)	(647,230)

Aggregate park EBITDA	396,492	(31,367)	266,506	358,565
Equity in operations of investees—EBITDA	6,337	3,701	12,473	8,529
Corporate expenses	(31,606)	(15,214)	(46,708)	(50,526)
Stock-based compensation	(18,668)	(718)	(2,597)	(6,202)
Other (expense) income, net	(956)	802	(17,304)	(14,627)
Loss on disposal of assets	(11,727)	(1,923)	(11,135)	(17,123)
Net (loss) gain on debt extinguishment	(18,493)	—	—	107,743
Restructure costs	(37,417)	—	—	—
Reorganization items, net	(7,479)	819,473	(101,928)	—
Equity in operations of investees—depreciation and other expense	(7,709)	(3,107)	(9,351)	(9,335)
Depreciation and amortization	(118,349)	(45,675)	(141,707)	(135,439)
Interest expense	(54,455)	(74,375)	(106,313)	(185,370)
Interest income	613	241	878	2,342

Income (loss) from continuing operations before income taxes	$96,583	$651,838	$(157,186)	$58,557

        All of our parks are located in the United States, except one park is located in Mexico City, Mexico and one is located in Montreal, Canada. The following information reflects our long-lived

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

17. Business Segments (Continued)

assets, revenues and income (loss) from continuing operations before income taxes by domestic and foreign categories for 2010, 2009 and 2008 (in thousands):

	Domestic	Foreign	Total
	(in thousands)
Six Flags Entertainment Corporation—Successor
As of and for the eight months ended December 31, 2010:
Long-lived assets	$2,282,806	$123,282	$2,406,088
Revenues	772,084	75,728	847,812
Income from continuing operations before income taxes	80,619	15,964	96,583
Six Flags, Inc.—Predecessor
As of and for the four months ended April 30, 2010:
Revenues	$108,478	$19,599	$128,077
Income from continuing operations before income taxes	647,532	4,306	651,838
2009:
Long-lived assets	$2,407,548	$130,309	$2,537,857
Revenues	813,210	85,722	898,932
(Loss) income from continuing operations before income taxes	(168,842)	11,656	(157,186)
2008:
Long-lived assets	$2,457,544	$116,608	$2,574,152
Revenues	903,832	101,963	1,005,795
Income from continuing operations before income taxes	42,561	15,996	58,557

        Long-lived assets include property and equipment, goodwill and intangible assets.

18. Restructuring Costs

        During 2010, the Company experienced significant changes in its senior management and Holdings' Board of Directors. We implemented a series of initiatives to reduce costs which included workforce reductions and contract terminations related to our new strategic direction. The Company recorded $37.4 million in restructure costs in the eight months ended December 31, 2010. Included in these costs were approximately $30.5 million in severance and legal costs related to the change in the senior management team and the workforce reductions, $6.9 million in contract termination fees, legal costs, consulting fees and other costs related to the change in strategic direction. The Company had cash expenditures related to these restructure costs in the amount of $30.7 million and we have $6.7 million accrued as of December 31, 2010.

SIX FLAGS ENTERTAINMENT CORPORATION
(formerly Six Flags, Inc.)
Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

        Following is a summary of the unaudited interim results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	Year Ended December 31, 2010
	Predecessor		Successor
	First Quarter	One Month Ended April 30, 2010	Two Months Ended June 30, 2010	Third Quarter	Fourth Quarter
Total revenue	$57,263	$70,814	$250,436	$475,587	$121,789
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	(183,576)	732,449	10,812	133,535	(94,294)
Net income (loss) per weighted average common share outstanding:
Basic and diluted	$(1.87)	$7.47	$0.39	$4.84	$(3.38)

	Year Ended December 31, 2009
	Predecessor
	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue	$51,102	$296,781	$449,930	$101,119
Net income (loss) applicable to Six Flags, Inc. common stockholders	(146,291)	(121,616)	137,927	(115,529)
Net income (loss) per weighted average common share outstanding:
Basic	$(1.50)	$(1.25)	$1.41	$(1.18)
Diluted	$(1.50)	$(1.25)	$0.96	$(1.18)

        We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

20. Subsequent Events

        Subsequent events have been evaluated through the date and time this Annual Report on Form 10-K was filed.

        On February 25, 2011, Standard & Poor's raised the corporate credit rating of SFTP to "BB-", which pursuant to the terms to the Company's credit agreement, reduced the rate of borrowing on the senior term loan by 25 basis points.

        Also in February 2011, Holdings' Board of Directors approved a stock purchase plan that permits the Company to repurchase up to $60 million of common stock over a three-year time period.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
(a)
Asset Purchase Agreement, dated as of April 8, 2004, between Registrant and Cedar Fair L.L.P.—incorporated by reference from Exhibit 2.1 to Registrant's Form 10-Q (File No. 000-09789) for the quarter ended March 31, 2004.
(b)
Share Purchase Agreement, dated as of April 8, 2004, between Registrant, Premier International Holdings Inc., Walibi Holding LLC and Star Parks Belgium Holdco S.A.—incorporated by reference from Exhibit 2.2 to Registrant's Form 10-Q (File No. 000-09789) for the quarter ended March 31, 2004.
(c)
Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as confirmed by the Bankruptcy Court on April 29, 2010—incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K (File No. 001-13703) dated May 3, 2010.
(3)	Articles of Incorporation and By-Laws:
(a)	Restated Certificate of Incorporation of Six Flags Entertainment Corporation—incorporated by reference from Exhibit 3.1 to Registrant's Form 8-K (File No. 001-13703) dated May 3, 2010.
(b)	Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference from Exhibit 3.1 to Registrant's Form 8-K dated (File No. 001-13703) May 14, 2010.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures:
(a)
Registration Rights Agreement, dated as of April 30, 2010, between Six Flags Entertainment Corporation and certain holders of Common Stock—incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
(10)	Material Contracts:
(a)
Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987—incorporated by reference from Exhibit 10(i) to Form 10-K (File No. 000-09789) of Registrant for year ended December 31, 1987.
(b)
Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated October 18, 1989, between Frontier City Properties, Inc. as general partner, and the Registrant and Frontier City Properties, Inc. as limited partners—incorporated by reference from Exhibit 10(g) to the Registrant's Current Report on Form 8-K (File No. 000-09789) dated October 18, 1989.
(c)
Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc.—incorporated by reference from Exhibit 10(o) to Registrant's Form 10-K (File No. 000-09789) for the year ended December 31, 1995.
(d)†	Six Flags, Inc. 1996 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10(z) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1997.

Exhibit Number	Exhibit Description
(e)	1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997—incorporated by reference from Exhibit 10(aa) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1997.
(f)
Purchase Option Agreement among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997—incorporated by reference from Exhibit 10(ab) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1997.
(g)
Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997—incorporated by reference from Exhibit 10(ac) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1997.
(h)
Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997—incorporated by reference from Exhibit 10(ad) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1997.
(i)
Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997—incorporated by reference from Exhibit 10(ae) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1997.
(j)
Stock Purchase Agreement, dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V.—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 000-09789) dated December 15, 1997.
(k)
Agreement and Plan of Merger, dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others—incorporated by reference from Exhibit 10(a) to Registrant's Current Report on Form 8-K (File No. 001-13703) dated February 9, 1998.
(l)
Agreement and Plan of Merger, dated as of February 9, 1998, by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation—incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) dated March 25, 1998.
(m)†	Six Flags, Inc. 1998 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10(ap) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1998.
(o)
Sale and Purchase Agreement, dated as of October 20, 1998 by and between Registrant and Fiesta Texas Theme Park, Ltd.—incorporated by reference from Exhibit 10(at) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1998.
(p)
Overall Agreement, dated as of February 15, 1997 among Six Flags Fund, Ltd. (L.P.), Salkin II Inc., SFOG II Employee, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, Inc., Six Flags Over Georgia, Inc., Six Flags Series of Georgia, Inc., Six Flags Theme Parks Inc. and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10(au) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1998.

Exhibit Number	Exhibit Description
(q)	Overall Agreement, dated as of November 24, 1997 among Six Flags Over Texas Fund, Ltd., Flags' Directors LLC, FD-II, LLC, Texas Flags Ltd., SFOT Employee, Inc., SFOT Parks Inc. and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10(av) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 1998.
(r)
Stock Purchase Agreement, dated as of December 6, 2000 among Registrant, EPI Realty Holdings, Inc., Enchanted Parks, Inc., and Jeffrey Stock—incorporated by reference from Exhibit 10(bb) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 2000.
(s)
Asset Purchase Agreement dated as of January 8, 2001 between Registrant and Sea World, Inc.—incorporated by reference from Exhibit 10(cc) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 2000.
(t)
Emphyteutic Lease, dated May 2, 2001, between Ville de Montreal and Parc Six Flags Montreal, S.E.C.—incorporated by reference from Exhibit 10(gg) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 2001.
(u)
Lease Agreement, dated August 23, 2002, between Industrial Development Board of the City of New Orleans, Louisiana and SFJ Management Inc.—incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended September 30, 2002.
(v)†	Six Flags, Inc. 2001 Stock Option and Incentive Plan—incorporated by reference from Exhibit 4(dd) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 2002.
(w)†	Six Flags, Inc. Stock Option Plan for Directors—incorporated by reference from Exhibit 4(ee) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 2002.
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
(y)
Amendment No. 1 Subordinated Indemnity Agreement, dated November 5, 1999, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10(bb) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 2003.
(z)
Amendment No. 2 Subordinated Indemnity Agreement, dated June 12, 2004, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10(cc) to Registrant's Form 10-K (File No. 001-13703) for the year ended December 31, 2003.
(aa)	Form of Indemnity Agreement—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on September 15, 2004.
(bb)†	Six Flags, Inc. 2004 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-131831), filed on February 14, 2006.

Exhibit Number	Exhibit Description
(cc)†	Form of Employee Severance Agreement—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on July 22, 2005.
(dd)†
Termination Agreement between Six Flags, Inc. and Kieran E. Burke, dated December 23, 2005—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 30, 2005.
(ee)†	Six Flags, Inc. 2006 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 30, 2006.
(ff)†	Six Flags, Inc. 2006 Employee Stock Purchase Plan—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 30, 2006.
(gg)†	Award Agreement for the Grant of Restricted Stock to Mark Shapiro—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on October 2, 2006.
(hh)†
Award Agreement for the Grant of $12 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 2, 2006.
(ii)†
Award Agreement for the Grant of $15 Share Price Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 2, 2006.
(jj)†
Award Agreement for the Grant of Noncontingent Stock Option to Mark Shapiro—incorporated by reference from Exhibit 10.5 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 2, 2006.
(kk)
Securities Purchase Agreement by and among Six Flags Theme Parks Inc., Funtime, Inc., Elitch Garden Holdings G.P., Frontier City Properties, Inc., SF Splashtown GP Inc., SF Splashtown Inc., Spring Beverage Holding Corp. and PARC 7F-Operations Corporation, dated as of January 10, 2007—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on January 17, 2007.
(ll)	Form of Unsecured Subordinated Promissory Note—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on January 17, 2007.
(mm)	Form of Limited Rent Guaranty (Six Flags)—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on January 17, 2007.
(nn)†
Employment Agreement, dated as of January 1, 2007, by and between James M. Coughlin and Six Flags, Inc.—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on January 17, 2007.
(oo)†	Six Flags, Inc. 2007 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 24, 2007.
(pp)
$1,125,000,000 Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Registrant, Six Flags Operations Inc., Six Flags Theme Parks Inc., as primary borrower, certain of its subsidiaries named therein, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse, Cayman Islands Branch and Lehman Commercial Paper Inc., as co-syndication agents, and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 30, 2007.

Exhibit Number	Exhibit Description
(qq)	Amended and Restated Guarantee and Collateral Agreement, dated as of May 25, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc. and the subsidiaries of Six Flags Theme Parks Inc. signatory thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 30, 2007.
(rr)
Unsecured Subordinated Promissory Note by and among PARC Operations, LLC, PARC 7F-Operations Corporation, PARC Elitch Gardens, LLC, PARC White Water Bay, LLC, PARC Frontier City, LLC, PARC Splashtown, LLC, PARC Waterworld, LLC, PARC Darien Lake, LLC, and PARC Enchanted Parks, LLC, dated April 6, 2007—incorporated by reference from Exhibit 10.4 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2007.
(ss)
Limited Rent Guaranty by and among Registrant and CNL Income Darien Lake, LLC, CNL Income Elitch Gardens, LLC, CNL Income Enchanted Village, LLC, CNL Income Frontier City, LLC, CNL Income Splashtown, LLC, CNL Income Waterworld, LLC and CNL Income White Water Bay, LLC and CNL Income Darien Lake TRS Corp., CNL Income Elitch Gardens TRS Corp., CNL Income Enchanted Village TRS Corp., CNL Income Frontier City TRS Corp., CNL Income Splashtown TRS Corp., CNL Income Waterworld TRS Corp., and CNL Income White Water Bay TRS Corp., dated April 6, 2007—incorporated by reference from Exhibit 10.5 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2007.
(tt)†	Six Flags, Inc. 2008 Stock Option and Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 28, 2008.
(uu)†
Employment Agreement between Six Flags, Inc. and Mark Shapiro, dated April 1, 2009—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
(vv)†
Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated April 1, 2009—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
(ww)†
Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated April 1, 2009—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
(xx)†
Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated April 1, 2009—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
(yy)†
Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated April 1, 2009—incorporated by reference from Exhibit 10.5 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
(zz)†
Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated April 1, 2009—incorporated by reference from Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
(aaa)
Promissory Note, dated May 15, 2009, by and among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., as borrowers, and TW-SF LLC, as lender—incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

Exhibit Number	Exhibit Description
(bbb)	Guarantee Agreement, dated as of May 15, 2009, by and among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and TW-SF LLC—incorporated by reference from Exhibit 10.2 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
(ccc)
Plan Support Agreement, dated June 13, 2009, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., Astroworld GP LLC, Astroworld LP, Astroworld LP LLC, Fiesta Texas Inc., Funtime, Inc., Funtime Parks, Inc., Great America LLC, Great Escape Holding Inc., Great Escape Rides L.P., Great Escape Theme Park L.P., Hurricane Harbor GP LLC, Hurricane Harbor LP, Hurricane Harbor LP LLC, KKI, LLC, Magic Mountain LLC, Park Management Corp., PP Data Services Inc., Premier International Holdings Inc., Premier Parks of Colorado Inc., Premier Parks Holdings Inc., Premier Waterworld Sacramento Inc., Riverside Park Enterprises Inc., SF HWP Management LLC, SFJ Management Inc., SFRCC Corp., Six Flags America LP, Six Flags America Property Corporation, Six Flags Great Adventure LLC, Six Flags Great Escape L.P., Six Flags Services Inc., Six Flags Services of Illinois, Inc., Six Flags St. Louis LLC, South Street Holdings LLC, Stuart Amusement Company, JPMorgan Chase Bank, N.A., Beach Point Capital Management LP, DK Acquisition Partners, L.P., Eaton Vance Management & Boston Management and Research, Sankaty Advisors, LLC, SPCP Group, LLC, Grand Central Asset Trust, SIL Series, Taconic Market Dislocation Master Fund II L.P., Taconic Market Dislocation Fund II L.P., Taconic Capital Partners 1.5 L.P. and Taconic Opportunity Fund L.P.—incorporated by reference from Exhibit 10.3 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
(ddd)
Amendment No. 3 to the Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.4 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
(eee)
Amendment No. 4 to the Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.5 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
(fff)
Amendment No. 5 to the Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.6 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
(ggg)
Amendment No. 6 to the Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference from Exhibit 10.7 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
(hhh)†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

Exhibit Number	Exhibit Description
(iii)†	Amended and Restated Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Mark Shapiro—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
(jjj)†
Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Jeff Speed—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
(kkk)†
Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Louis Koskovolis—incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
(lll)†
Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Mark Quenzel—incorporated by reference from Exhibit 10.5 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
(mmm)†
Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Andrew Schleimer—incorporated by reference from Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
(nnn)†
Employment Agreement, dated as of May 11, 2010, by and between Alexander Weber, Jr. and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 14, 2010.
(ooo)
First Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
(ppp)
First Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.2 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
(qqq)
Second Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, Goldman Sachs Lending Partners LLC, as Documentation Agent, and Goldman Sachs Lending Partners LLC, as Administrative Agent—incorporated by reference from Exhibit 10.3 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

Exhibit Number	Exhibit Description
(rrr)	Second Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and Goldman Sachs Lending Partners LLC, as Administrative Agent—incorporated by reference from Exhibit 10.4 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
(sss)
Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., and TW-SF LLC—incorporated by reference from Exhibit 10.5 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
(ttt)
Guarantee Agreement, dated as of April 30, 2010, made by Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories hereto, in favor of TW-SF LLC—incorporated by reference from Exhibit 10.6 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
(uuu)
Amendment No. 7 to the Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc.—incorporated by reference from Exhibit 10.7 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
(vvv)†	Form of Indemnity Agreement—incorporated by reference from Exhibit 10.8 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
(www)†
Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on August 11, 2010.
(xxx)†
Form of Non-Qualified Stock Option Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on August 11, 2010.
(yyy)†
Employment Agreement, dated August 12, 2010, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on August 18, 2010.
(zzz)†
Restricted Shares Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on August 18, 2010.
(aaaa)†
Nonqualified Stock Option Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on August 18, 2010.
(bbbb)†
Amendment No. 1 to Employment Agreement, by and between Al Weber, Jr. and Six Flags Entertainment Corporation, dated May 11, 2010, dated September 7, 2010—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on September 13, 2010.
(cccc)†
Employment Agreement, dated September 7, 2010, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on September 13, 2010.

Exhibit Number	Exhibit Description
(dddd)†	Employment Agreement, dated September 7, 2010, by and between Lance C. Balk and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on September 13, 2010.
(eeee)†
Six Flags Entertainment Corporation Employee Stock Purchase Plan—incorporated by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-170584), filed on November 12, 2010.
(ffff)†
First Amendment to First Lien Credit Agreement, dated as of December 3, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 6, 2010.
(gggg)
First Amendment, dated December 3, 2010, to (i) the Guarantee Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the other signatories thereto, and TW-SF LLC, and (ii) the Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., and TW-SF LLC—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 6, 2010.
(hhhh)†
Employment Agreement, dated November 29, 2010, by and between Walter S. Hawrylak and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 7, 2010.
(iiii)†
Employment Agreement, dated November 29, 2010, by and between Brett Petit and Six Flags Entertainment Corporation—incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 7, 2010.
(jjjj)*†	Amendment No. 1 to Employment Agreement, dated March 7, 2011, by and between James Reid-Anderson and Six Flags Entertainment Corporation.
(kkkk)*†	Form of Amendment by and between Six Flags Entertainment Corporation and Certain Executives—James Reid-Anderson, Al Weber, Jr., John M. Duffey and Lance C. Balk.
(llll)*†	Form of Project 350 Performance Award Under Six Flags Entertainment Corporation Long-Term Incentive Plan.
(12)*	Computation of Ratio of Earnings to Fixed Charges.
(21)*	Subsidiaries of the Registrant.
(23.1)*	Consent of Independent Registered Public Accounting Firm.
(31.1)*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

†
Management contract or compensatory plan