Form 10-Q
period 2011-03-31
Six Flags Entertainment Corp
filed 2011-05-10
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from             to

Commission file number: 1-13703

SIX FLAGS ENTERTAINMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	13-3995059 (I.R.S. Employer Identification No.)
Incorporation or Organization)

924 Avenue J East, Grand Prairie, TX  75050

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 1, 2011, Six Flags Entertainment Corporation had 27,575,249 outstanding shares of common stock, par value $0.025 per share.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, or (iii) our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

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

•                                          pending, threatened or future legal proceedings; and

•                                          other factors that are described in “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

A more complete discussion of these factors and other risks applicable to our business is contained in “Item 1A. Risk Factors” of the 2010 Annual Report.

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

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com.  References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Quarterly Report.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”).  Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn:  Investor Relations.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,738	$187,061
Accounts receivable	28,386	20,255
Inventories	35,695	23,542
Prepaid expenses and other current assets	44,859	36,055

Total current assets	187,678	266,913

Other assets:
Debt issuance costs	38,699	40,675
Restricted-use investment securities	1,260	2,938
Deposits and other assets	14,817	16,639

Total other assets	54,776	60,252

Property and equipment, at cost	1,496,557	1,470,986
Less accumulated depreciation	(145,459)	(105,901)

Total property and equipment	1,351,098	1,365,085

Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	406,348	410,755

Total assets	$2,630,148	$2,733,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,377	$33,342
Accrued compensation, payroll taxes and benefits	48,368	34,563
Accrued insurance reserves	35,108	36,546
Accrued interest payable	10,471	3,413
Other accrued liabilities	43,630	39,175
Deferred income	54,913	25,251
Current portion of long-term debt	36,223	32,959

Total current liabilities	269,090	205,249

Long-term debt	938,653	938,195
Other long-term liabilities	42,526	42,482
Deferred income taxes	228,046	237,509

Total liabilities	1,478,315	1,423,435

Redeemable noncontrolling interests	441,655	441,655

Equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 60,000,000 shares authorized; 27,575,249 and 27,864,109 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	689	697
Capital in excess of par value	817,825	818,799
Retained earnings (accumulated deficit)	(112,551)	48,404
Accumulated other comprehensive loss	(158)	(4,192)

Total Six Flags Entertainment Corporation stockholders’ equity	705,805	863,708
Noncontrolling interests	4,373	4,455

Total equity	710,178	868,163

Total liabilities and equity	$2,630,148	$2,733,253

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

(in thousands, except share and per share data)

	Successor	Predecessor
	2011	2010

Theme park admissions	$26,336	$23,831
Theme park food, merchandise and other	22,933	20,843
Sponsorship, licensing and other fees	7,912	8,293
Accommodations revenue	4,154	4,296

Total revenues	61,335	57,263

Operating expenses (excluding depreciation and amortization shown separately below)	77,255	79,745
Selling, general and administrative (including stock-based compensation of $14,303 and $598 in 2011 and 2010, respectively, and excluding depreciation and amortization shown separately below)	43,692	34,070
Costs of products sold	5,570	5,496
Depreciation	39,522	36,521
Amortization	4,513	227
Loss on disposal of assets	1,977	570
Interest expense (contractual interest expense was $46,375 in 2010)	16,771	60,632
Interest income	(251)	(197)
Equity in loss of investees	1,156	183
Other income, net	(356)	(639)
Restructure costs	26,602	—

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(155,116)	(159,345)

Reorganization items, net	500	20,461

Loss from continuing operations before income taxes and discontinued operations	(155,616)	(179,806)

Income tax (benefit) expense	(7,085)	913

Loss from continuing operations before discontinued operations	(148,531)	(180,719)

Loss from discontinued operations	(36)	(2,773)

Net loss	(148,567)	(183,492)

Less: Net loss (income) attributable to noncontrolling interests	82	(84)

Net loss attributable to Six Flags Entertainment Corporation	$(148,485)	$(183,576)

Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(148,485)	$(183,576)

Weighted average number of common shares outstanding - basic and diluted	27,812	98,054

Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(5.34)	$(1.84)
Loss from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.00)	(0.03)

Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(5.34)	$(1.87)

Amounts attributable to Six Flags Entertainment Corporation:
Loss from continuing operations	$(148,449)	$(180,803)
Loss from discontinued operations	(36)	(2,773)
Net loss	$(148,485)	$(183,576)

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2011 and 2010 (UNAUDITED)

(in thousands)

	Successor	Predecessor
	2011	2010

Net loss	$(148,567)	$(183,492)

Other comprehensive income (loss):
Foreign currency translation adjustment	4,034	4,872
Defined benefit retirement plan	—	203
Change in cash flow hedging	—	(496)

Comprehensive loss	(144,533)	(178,913)

Comprehensive loss (income) attributable to noncontrolling interests	82	(84)

Comprehensive loss attributable to Six Flags Entertainment Corporation	$(144,451)	$(178,997)

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

(in thousands)

	Successor	Predecessor
	2011	2010

Cash flow from operating activities:
Net loss	$(148,567)	$(183,492)
Adjustments to reconcile net loss to net cash used in operating activities before reorganization activities:
Depreciation and amortization	44,035	36,748
Reorganization items, net	500	20,461
Stock-based compensation	14,303	598
Interest accretion on notes payable	459	—
Amortization of debt issuance costs	1,975	723
Other, including loss on disposal of assets	1,573	(350)
Increase in accounts receivable	(8,466)	(6,740)
Increase in inventories, prepaid expenses and other current assets	(20,751)	(17,981)
Decrease in deposits and other assets	1,825	146
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	61,525	49,195
Increase in accrued interest payable	7,058	52,039
Deferred income tax benefit	(10,157)	(2,435)

Total adjustments	93,879	132,404

Net cash used in operating activities before reorganization activities	(54,688)	(51,088)

Cash flow from reorganization activities:
Net cash used in reorganization activities	(15,354)	(8,034)

Total net cash used in operating activities	(70,042)	(59,122)

Cash flow from investing activities:
Additions to property and equipment	(23,378)	(30,759)
Property insurance recovery	536	5,831
Capital expenditures of discontinued operations	—	(78)
Maturities of restricted-use investments	1,707	25
Proceeds from sale of assets	54	12
Cash from the consolidation of HWP Development, LLC	—	462

Net cash used in investing activities	(21,081)	(24,507)

(continued)

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

(in thousands)

	Successor	Predecessor
	2011	2010
Cash flow from financing activities:
Repayment of borrowings	(4,737)	(8)
Proceeds from borrowings	8,000	4,500
Net proceeds from issuance of common stock	149	—
Payment of cash dividends	(1,650)	—
Payment of debt issuance costs	(502)	—
Stock repurchase	(19,515)	—

Net cash (used in) provided by financing activities	(18,255)	4,492

Effect of exchange rate on cash	1,055	1,024

Decrease in cash and cash equivalents	(108,323)	(78,113)

Cash and cash equivalents at beginning of period	187,061	164,830

Cash and cash equivalents at end of period	$78,738	$86,717

Supplemental cash flow information
Cash paid for interest	$7,279	$7,869
Cash paid for income taxes	$2,962	$3,030

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Chapter 11 Reorganization

On June 13, 2009, Six Flags, Inc. (“SFI”), Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (the “SFTP Subsidiaries” and, collectively with SFI, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 09-12019) (the “Chapter 11 Filing”).  SFI’s subsidiaries that own interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.

On April 30, 2010 (the “Effective Date”), the Bankruptcy Court entered an order confirming the Debtors’ Modified Fourth Amended Joint Plan of Reorganization (the “Plan”) and the Debtors emerged from Chapter 11 by consummating their restructuring through a series of transactions contemplated by the Plan including the following:

•                  Common Stock.  Pursuant to the Plan, all of SFI’s common stock, preferred stock purchase rights, preferred income equity redeemable shares (“PIERS”) and any other ownership interest in SFI including all options, warrants or rights, contractual or otherwise (including, but not limited to, stockholders agreements, registration rights agreements and rights agreements) were cancelled as of the Effective Date.

On the Effective Date, Holdings (as hereinafter defined) issued an aggregate of 27,388,889 shares of common stock at $0.025 par value:  2,601,944 shares of common stock to the holders of unsecured claims against SFI,  2,362,309 shares of common stock to certain holders of the 12-1/4% Notes due 2016 (the “2016 Notes”) in exchange for such 2016 Notes in the aggregate amount of $69.5 million, 17,181,975 shares of common stock to certain “accredited investors” that held unsecured claims who participated in a $505.5 million rights offering, 3,399,006 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $75.0 million, 1,699,503 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $50.0 million, and 144,152 shares of common stock were issued to certain other equity purchasers as consideration for their commitment to purchase an additional $25.0 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings’ Board of Directors.

On June 21, 2010, the common stock commenced trading on the New York Stock Exchange under the symbol “SIX.”

•                  Financing at Emergence.  On the Effective Date, we entered into two exit financing facilities:  (i) an $890,000,000 senior secured first lien credit facility comprised of a $120,000,000 revolving loan facility, which could have been increased up to $150,000,000 in certain circumstances, and a $770,000,000 term loan facility (the “Exit First Lien Term Loan”); and (ii) a $250,000,000 senior secured second lien term loan facility.  On August 5, 2010 we made a discretionary $25,000,000 prepayment on the Exit First Lien Term Loan and recorded a $957,000 net loss on the debt extinguishment.  On December 3, 2010, we entered into an amendment (the “First Lien Amendment”) that increased the senior secured first lien credit facility (the “Senior Credit Facility”) to $1,070,000,000 comprised of a $120,000,000 revolving loan facility (none of which was outstanding as of December 31, 2010 (excluding letters of credit in the amount of $27,640,000)), which may be increased up to $200,000,000 in certain circumstances, and a $950,000,000 term loan facility (the “Senior

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Term Loan”) ($950,000,000 of which was outstanding as of March 31, 2011 and December 31, 2010).  In connection with the First Lien Amendment, we repaid in full and terminated the $250,000,000 senior secured second lien term loan facility and recorded a $17,536,000 net loss on the early repayment of debt.

Also on the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the “TW Borrowers”) entered into a credit agreement with TW-SF, LLC comprised of a $150,000,000 multi-draw term loan facility (the “TW Loan”) for use with respect to the Partnership Parks “put” obligations.  No borrowing occurred during 2010 under the TW Loan.  On December 3, 2010, the TW Borrowers entered into an amendment to the TW Loan primarily to conform to the new terms under the First Lien Amendment in certain respects.

See Note 6 for the details of the terms and conditions of these facilities and amendments and the availability of additional borrowing.

•                  Fresh Start Accounting.  As required by accounting principles generally accepted in the United States (“GAAP”), we adopted fresh start accounting effective May 1, 2010 following the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“FASB ASC 852”).  The financial statements for the periods ended prior to April 30, 2010 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 1(g) to the Consolidated Financial Statements in the 2010 Annual Report for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

As used herein, “Successor” refers to the Company as of the Effective Date and “Predecessor” refers to SFI together with its consolidated subsidiaries prior to the Effective Date.

•                  Name Change.  On the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI changed its corporate name to “Six Flags Entertainment Corporation.”  As used in this Quarterly Report, unless the context requires otherwise, the terms “we,” “our,” “Company,” and “Six Flags” refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and “Holdings” refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries. As used herein, “SFI” means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation.

2.                                      General — Basis of Presentation

We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world.  Of the 19 parks we currently own or operate, 17 parks are located in the United States.  Of the other two, one is located in Mexico City, Mexico and the other is located in Montreal, Canada.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on our results of operations and our financial position. That discussion should be read in conjunction with the condensed consolidated financial statements and

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

these notes.  The 2010 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2011 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

We evaluated subsequent events through the date the financial statements were issued.  No reportable subsequent events were identified as a result of our evaluation other than the settlement of the arbitration proceeding with our former Chief Financial Officer as described in the Litigation section of Note 7.

a.              Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.   We also consolidate the partnerships and joint ventures that own SFOT, SFOG and HWP Development, LLC, a joint venture in which we own an approximate 41% interest (“HWP”), as a subsidiary in our consolidated financial statements beginning with the first quarter of 2010, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying condensed consolidated balance sheets as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See Note 8.

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

Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy, we applied “Fresh Start Accounting,” in which our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations.  The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill (see Note 1(g) to the Consolidated Financial Statements in the 2010 Annual Report).

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Costs and expenses directly related to the reorganization	$500	$20,461

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, entirely constituting professional fees, during the three months ended March 31, 2011 and 2010 totaled $15.4 million and $8.0 million, respectively.

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  We recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of reorganization items in the statement of operations for the year ended December 31, 2009.  The fair value of the park assets that will remain, except for the land we own, was valued at zero based on the rejection of the lease.  The land was valued at the appraised value based on comparable sales information, which is a Level 2 fair value measurement.  The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.  See Note 3.

d.              Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2010, we had recorded a valuation allowance of $420.1 million due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire.  The valuation allowance was increased by $56.6 million through March 31, 2011, in respect to the net loss before income taxes generated during the first three months of 2011.  In addition, we decreased the valuation allowance by $1.6 million through March 31, 2011 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of March 31, 2011, we have a liability of approximately $1.3 million accrued for interest and penalties.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On the Effective Date, all liabilities under the derivative instruments were settled.  As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as part of reorganization items.  See Note 4.

g.              Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period.

The weighted average number of shares of common stock used in the calculation of diluted loss per share for the three-month periods ended March 31, 2011 and 2010 does not include the effect of potential common stock issuable upon the exercise of employee stock options, the impact in 2010 of the potential conversion of the PIERS or the impact of the potential conversion of SFI’s 4.50% Convertible Senior Notes due 2015 (the “2015 Notes”), as the effects of the exercise such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, is antidilutive.  The PIERS, which were included in the liabilities subject to compromise as of March 31, 2010, were issued in January 2001 and were convertible into 13,209,000 (after giving effect to 483,000 PIERS that converted to common stock in the third quarter of 2009) shares of common stock as of March 31, 2010.  The 2015 Notes were convertible at the option of the holder into 44,094,000 shares of common stock.  By operation of the Plan, both the PIERS and the 2015 Notes were cancelled as of the Effective Date. No adjustments were made to the weighted average number of shares of common stock for the three months ended March 31, 2011 and 2010.

h.              Reclassifications

Reclassifications have been made to certain amounts reported in 2010 to conform to the 2011 presentation.

i.                 Stock Benefit Plans

Successor

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, “Awards”) to select employees, officers, directors and consultants of the Company and its affiliates.  The Long-Term Incentive Plan provides that no more than 4,833,333 shares of common stock of Holdings may be issued pursuant to Awards under the Long-Term Incentive Plan as of the Effective Date, and if and to the extent the holders entitled to purchase an additional $25 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings’ Board of Directors (the “Delayed Draw Equity Purchase”) is consummated, up to 149,956 additional shares of common stock of Holdings will be available for issuance under the Long-Term Incentive Plan.  At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.

During the three months ended March 31, 2011, stock-based compensation expense related to the Long-Term Incentive Plan was $14.3 million.

As of March 31, 2011, options to purchase approximately 2,632,000 shares of common stock of Holdings and approximately 374,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 1,002,000 shares were available for future grant.

Successor - Stock Options

Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options.  Options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant.  Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. Options are generally granted with a 10-year term.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

The weighted-average assumptions used to estimate the fair value of stock options granted in the three months ended March 31, 2011 are as follows:

	March 31, 2011
	CEO	Employees
Risk-free interest rate	—	2.30
Expected term (in years)	—	6.25
Expected volatility	—	43.54%
Expected dividend yield	—	0.39%

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock option activity for the three months ended March 31, 2011 was as follows:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2011	2,520,000	37.58
Granted	125,000	60.76
Exercised	(4,000)	35.00
Canceled or exchanged	—	—
Forfeited	(9,000)	50.25
Expired	—	—
Balance at March 31, 2011	2,632,000	38.64	9.44	87,799,000
Vested and expected to vest at March 31, 2011	2,601,000	38.54	9.43	87,039,000
Options exercisable at March 31, 2011	—	—	—	—

Options to purchase 125,000 shares of common stock were granted in the three months ended March 31, 2011.  The weighted average grant date fair value of the options granted during the three months ended March 31, 2011 was $26.74.  The total intrinsic value of options exercised for the period was $0.1 million.  The total fair value of options that vested during the three months ended March 31, 2011 was $0 million.

At March 31, 2011, there were no options exercisable.

As of March 31, 2011, there was $31.7 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 3.46 years.

Successor — Stock, Restricted Stock and Restricted Stock Units

Stock, restricted stock and restricted stock units granted under the Long-Term Incentive Plan may be subject to transfer and other restrictions as determined by the compensation committee of Holdings’ Board of Directors.  Generally, the unvested portion of restricted stock and restricted stock unit awards is forfeited upon termination of employment.  The fair value of stock, restricted stock and restricted stock unit awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

There were approximately 2,000 shares of stock granted during the three months ended March 31, 2011 to our Chief Executive Officer as part of his 2010 bonus award.  In addition to the stock issued during the three months ended March 31, 2011, performance awards had previously been made that could result in an additional 705,047 shares being granted to certain key employees based on the EBITDA performance of the Company in 2011 and 2012.  We have accrued as a liability, $12.3 million of stock-based compensation expense with respect to the performance awards in accordance with FASB ASC Topic 718 as of March 31, 2011.  The total unrecognized compensation expense related to these awards based on the closing market price of the common stock of Holdings on March 31, 2011 is $38.5 million that will be expensed over the service period of the awards unless achievement of the performance condition becomes improbable.  We will continue to evaluate the probability of achieving these performance conditions going forward and record the appropriate expense if necessary.

Stock, restricted stock and restricted stock unit activity for the three months ended March 31, 2011 was as follows:

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2011	374,000	36.73
Granted	2,000	61.88
Vested	(2,000)	61.88
Forfeited	—	—
Cancelled	—	—
Non-vested balance at March 31, 2011	374,000	36.73

The weighted average grant date fair value per share of stock awards granted during the three months ended March 31, 2011 was $61.88.

The total grant date fair value of the stock awards granted during the three months ended March 31, 2011 was $0.1 million.  The total fair value of stock awards that vested during the three months ended March 31, 2011 was $0.1 million.  As of March 31, 2011, there was $9.1 million of unrecognized compensation costs related to our restricted awards.  The weighted average period over which that cost is expected to be recognized is 3.06 years.

Predecessor

Pursuant to the Plan, all stock-based compensation arrangements and awards were cancelled as of the Effective Date including, without limitation, the following: (i) SFI’s 2001 Stock Option and Incentive Plan; (ii) the SFI Stock Option Plan for Directors; (iii) SFI’s 2004 Stock Option and Incentive Plan; (iv) SFI’s 2006 Stock Option and Incentive Plan; (v) SFI’s 2006 Employee Stock Purchase Plan; (vi) SFI’s 2007 Stock Option and Incentive Plan; (vii) the SFI 2008 Stock Option and Incentive Plan; and (viii) all outstanding awards and grants thereunder (collectively, the “Preconfirmation Stock Incentive Plans”).

During the three months ended March 31, 2010, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $0.6 million.

Under the Preconfirmation Stock Incentive Plans, our employees and directors were awarded stock options, restricted stock and other stock-based awards.  As of March 31, 2010, options to purchase 6,480,000 shares of SFI’s common stock and approximately 970,000 shares of restricted stock were outstanding under the Preconfirmation Stock Incentive Plans and approximately 3,887,000 shares were available for future grant.  No awards were granted in the first three months of 2010.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

Stock option activity for the three months ended March 31, 2010 was as follows:

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

The total intrinsic value of options exercised for the period was $0.  The total fair value of options that vested during the three months ended March 31, 2010 was $3.0 million.

On the Effective Date, all stock-based compensation arrangements and awards of SFI were cancelled.  Immediately upon cancellation, we recorded $668,000 in unrecognized compensation costs associated with the cancelled option awards as a reorganization item.

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

Restricted stock activity for the three months ended March 31, 2010 was as follows:

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2010	1,746,997	4.88
Granted	—	—
Vested	(504,996)	5.90
Forfeited	(1,755)	1.84
Non-vested balance at March 31, 2010	1,240,246	4.46

There was no restricted stock granted in the first three months of 2010.  The total fair value of restricted stock awards that vested during the three months ended March 31, 2010 was $3.0 million.

On the Effective Date, all restricted stock awards of SFI were cancelled.  Immediately upon cancellation, we recorded $618,000 of unrecognized compensation costs associated with the cancelled awards in reorganization expense.

j.                 New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified into FASB ASC 810.  FASB ASC 810 changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Previously, the applicable guidance required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity.  FASB ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We adopted the new guidance at January 1, 2010.  As a result of adopting FASB ASC 810, we consolidated HWP as of January 1, 2010, as we satisfy the qualifications of being a primary beneficiary of this entity: (i) we have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and (ii) we have the obligation to absorb losses and receive benefits, which are deemed to be potentially significant to the entity.  As a result of consolidating HWP, our total assets, total liabilities and noncontrolling interest on January 1, 2010 increased by approximately $38.8 million, $33.8 million and $5.0 million, respectively.  As of March 31, 2010 the equity interests owned by non-affiliated parties in HWP are reflected in the accompanying condensed consolidated balance sheets as noncontrolling interest.  The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying condensed consolidated statement of operations as of March 31, 2010.  The adoption of FASB ASC 810 did not change accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate.  See Note 8.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Our condensed consolidated financial statements have been reclassified for all relevant periods presented to reflect the operations, assets and liabilities of our Louisville park.  As of March 31, 2011 and December 31, 2010, there were no assets or liabilities held for sale related to any of our parks that had been sold, excluding contingent liabilities discussed in Note 7.

The net loss from discontinued operations was classified on the condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010 as “loss from discontinued operations.” Summarized results of discontinued operations are as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Operating revenue	$—	$127
Loss from discontinued operations before income taxes	—	(2,457)
Increase in contingent liabilities from sale indemnities	(36)	(316)
Net results of discontinued operations	$(36)	$(2,773)

Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

4.                                      Derivative Financial Instruments

In February 2008, we entered into two interest rate swap agreements that effectively converted $600.0 million of the term loan component of the Prepetition Credit Agreement (see Note 6), into a fixed rate obligation.  The terms of the agreements, each of which had a notional amount of $300.0 million, began in February 2008 and expired in February 2011.  Our term loan borrowings bore interest based upon LIBOR plus a fixed margin.  Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%).  On June 16, 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

During the fourth quarter of 2008, it was determined that our interest rate swaps no longer met the probability test under FASB ASC 815.  At that time, hedge accounting treatment was discontinued for the two interest rate swaps.  As a result, during the first three months of 2010, we recorded a $496,000 gain in other income, net.

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

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in “Accumulated other comprehensive loss” when in qualifying effective relationships, and directly in other (income) expense when they are not.  These amounts are reclassified to interest expense when the forecasted transaction takes place.

The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Prepetition Credit

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Agreement.  As a result, no material ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations prior to the loss of hedge accounting treatment in the fourth quarter of 2008.

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first three months of 2010:

Gain
Beginning balance at January 1, 2010	$1,270,000
Reclassification to other income, net	(496,000)
Ending balance at March 31, 2010	$774,000

5.                                      Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at March 31, 2011 and December 31, 2010 and classification of such instruments in accordance with FASB ASC 820 (in thousands).

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,260	1,260	$2,938	2,938
Long-term debt (including current portion)	(974,876)	(984,263)	(971,154)	(981,708)

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

6.                                Long-Term Indebtedness

On the Effective Date, Holdings, SFO and SFTP entered into the First Lien Credit Agreement with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation.  The Senior Credit Facility consisted of an $890.0 million senior secured credit facility comprised of the $120.0 million revolving loan facility (excluding letters of credit in the amount of $1.9 million), which could be increased to up to $150.0 million in certain circumstances, and a $770.0 million term loan facility.  Interest on the Senior Credit Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the revolving loan facility and LIBOR + 4.00% in the case of the Exit First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the revolving loan facility.  The principal amount of the revolving loan facility is due and payable on June 30, 2015.  The First Lien Credit Agreement requires quarterly repayments of principal on the Exit

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016.  On August 5, 2010 we made a discretionary $25.0 million prepayment on the Exit First Lien Term Loan and recorded a $957,000 net loss on the debt extinguishment.

On December 3, 2010, the First Lien Credit Agreement was amended (the “First Lien Amendment”) to increase the Senior Credit Facility to $1.070 billion comprised of $120.0 million revolving loan facility (the “Revolving Loan”) (none of which was outstanding at March 31, 2011 (excluding letters of credit in the amount of $27.6 million)), which may be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the “Senior Term Loan”) (all of which was outstanding at March 31, 2011).  Interest on the Senior Credit Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the Revolving Loan, with a 2% LIBOR floor (no draws outstanding at March 31, 2011) and LIBOR + 4.00% in the case of the Senior Term Loan, with a 1.50% LIBOR floor (5.25% at March 31, 2011).  Interest on the Senior Term Loan is subject to a 0.25% reduction based on the Company achieving certain rating agency levels or senior secured leverage ratio amounts.  We received this 0.25% reduction in March 2011 when our corporate rating was improved to BB- by Standard & Poor’s.  The First Lien Facility Credit Agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant.  The First Lien Amendment eliminated the first lien leverage maintenance covenant and relaxed certain other negative covenants.

On the Effective Date, Holdings, SFO and SFTP entered into a Second Lien Credit Agreement with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation.  The exit second lien facility consisted of a $250.0 million senior secured term loan facility.  Interest on the exit second lien facility accrued at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor.  The Second Lien Credit Agreement did not require any amortization of principal and the entire outstanding principal amount of the exit second lien facility was due and payable on December 31, 2016.  On December 3, 2010, in connection with the First Lien Amendment, the Company repaid in full the $250.0 million second lien term loan and recorded a $17.5 million loss on the debt extinguishment.

Pursuant to the First Lien Guarantee and Collateral Agreement, amounts outstanding on the Senior Credit Facility are guaranteed by Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the Effective Date, such subsidiary will not be required to be a guarantor and/or pledgor (together with SFTP, collectively, the “Exit Financing Loan Parties”).  The Senior Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The First Lien Facility Credit Agreement, as amended, contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant.  In addition, the First Lien Facility Credit Agreement, as amended, contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The First Lien Credit Agreement, as amended,  contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

On the Effective Date, the TW Borrowers entered into the TW Loan with TW-SF, LLC.  The TW Loan provided the TW Borrowers with a $150.0 million multi-draw term loan facility.  Interest on the TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR or (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Senior Credit Facility (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Senior Credit Facility) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit First Lien Term

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10.0 million, (b) for the fiscal year ending December 31, 2011, $12.5 million and (c) for each subsequent fiscal year, $15.0 million.  The principal amount of the TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The TW Loan agreement requires prepayments with any cash of the TW Borrowers (other than up to $50,000 per year) including the proceeds received by the TW Borrowers from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the TW Borrowers.  The TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Senior Credit Facility (collectively, the “TW Guarantors”) under the terms of the Guarantee Agreement (the “TW Guarantee Agreement”) entered into by the TW Guarantors in favor of TW-SF, LLC on the Effective Date.  The TW Loan agreement and TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement, as amended.  No borrowing occurred during 2010 under the TW Loan with respect to the 2010 “put” obligations.  On December 3, 2010, the TW Loan agreement and TW Guarantee Agreement were amended to primarily conform to the new terms under the First Lien Amendment.  Under the TW Loan amendment, the TW Borrowers agreed to pay an unused commitment fee of 0.50% per year.

On May 15, 2009, the TW Borrowers entered into a promissory note with TW-SF, LLC.  Interest on the promissory note accrued at a rate of 14% per year.  On the Effective Date, the TW Borrowers repaid in full all amounts outstanding under the promissory note, which as of the Effective Date was $32.6 million (including interest).

On November 5, 2007, HWP entered into the $33.0 million Refinance Loan retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $213,000 are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $188,000 and $504,000 at March 31, 2011 and December 31, 2010, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850.0 million term loan maturing on April 30, 2015; (ii) a revolving facility totaling $275.0 million, and (iii) an uncommitted optional term loan tranche of up to $300.0 million.  The interest rate on borrowings under the Prepetition Credit Agreement could have been fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate was based upon specified levels in excess of the applicable base rate, or LIBOR.  Commencing on September 30, 2007, SFTP, the primary borrower under the Prepetition Credit Agreement and an indirect wholly owned

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2.1 million with all remaining principal due on April 30, 2015.  The utilization of the revolving facility was available until March 31, 2013.  The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  On the Effective Date, pursuant to the Plan and the Confirmation Order, the Prepetition Credit Agreement was cancelled and the lenders thereunder were paid in full.

During the Chapter 11 Filing, we recorded post-petition interest on prepetition obligations only to the extent we believed the interest would be paid during the Chapter 11 Filing or that it was probable that the interest would be an allowed claim.  Included in interest expense for the quarter ended March 31, 2010, was $31.4 million related to interest on the 2016 Notes, for the period of June 13, 2009 through December 31, 2009 that was recorded based on a change in the estimated probable allowed claim under the Chapter 11 Filing.  In addition, had we recorded interest on the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes based on our prepetition contractual obligations, interest expense would have increased by $17.1 million during the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, long-term debt consisted of (in thousands):

	March 31, 2011	December 31, 2010
Long-term debt:
First Lien Facility Credit Agreement	$950,000	$950,000
HWP Refinance Loan	31,839	31,943
Other	4,384	1,017
Net discount	(11,347)	(11,806)
Long-term debt	974,876	971,154
Less current and called portions	(36,223)	(32,959)
Total long-term debt	$938,653	$938,195

7.           Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that, for greater clarity, has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $63.2 million (as of 2011 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2011, our share of the distribution will be approximately $27.2 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of March 31, 2011, we owned approximately 29.7% and 52.7% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable units of approximately 70.3% and 47.3% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $351.1 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment.  Pursuant to the 2011 annual offer, we will purchase 0.61 units from the Texas partnership and no units from the Georgia partnership for approximately $0.9 million in May 2011.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  The maximum unit purchase obligations for 2011 at both parks aggregated approximately $334.1 million, representing approximately 65.6% of the outstanding units of SFOG and 45.9% of the outstanding units of SFOT.  The annual unit purchase obligation (without taking into account accumulation from prior years) aggregated approximately $31.1 million for both parks based on current purchase prices.  To address future purchase obligations of limited partnership units, we entered into the TW Loan, under which we did not borrow in 2011 or 2010.  Pursuant to the 2010 annual offer, we purchased 1.77 units from the Texas partnership and 0.83 units from the Georgia partnership for approximately $4.8 million in May 2010.

In connection with our acquisition of the Former Six Flags, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We incurred $20.7 million of capital expenditures at these parks during the 2010 season and intend to incur approximately $10.0 million of capital expenditures at these parks for the 2011 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $48.0 million of cash in 2010 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be.  At March 31, 2011 and December 31, 2010, we had total loans receivable outstanding of $239.3 million, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

Insurance

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry.  We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $500,000 self-insured retention, in the aggregate, applicable to all claims in the policy year.  For incidents arising on or after

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

December 31, 2008, our self-insured retention is $2.0 million, followed by a $500,000 deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico.  Our deductible after November 15, 2003 is $750,000 for workers’ compensation claims ($500,000 deductible for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not claims, we accrue a liability for our self-insured retention contingencies.  We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry.  The fire and extended coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. The majority of our current insurance policies expire on December 31, 2011.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, the Company terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Superior Court dismissed additional claims against the Company for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company’s favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Superior Court on May 12, 2008.  On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.  On April 27, 2011, the Court of Appeal affirmed the jury verdict and the Superior Court’s rulings in all respects.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed’s employment agreement with the Company, effective October 6, 2010.  On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Holdings, SFI, SFO and SFTP, as Respondents.  Mr. Speed’s arbitration action asserted various claims relating to and arising out of his employment agreement with the Company.  In April 2011, the arbitrator issued an interim award finding in favor of certain of Mr. Speed’s claims and denying others. The amount of the award was $23.65 million, plus interest and attorney’s fees. In May 2011, the Company reached a settlement with Mr. Speed. The terms of the settlement are confidential and the Company incurred a $26.6 million restructuring charge in the first quarter to reflect the full settlement and related costs after consideration of amounts previously accrued.

HWP Guarantee

We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC (“HWP”) for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture was not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33.0 million term loan ($31.8 million and $31.9 million of which was outstanding at March 31, 2011 and December 31, 2010, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of HWP to repay the loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

For the three months ended March 31, 2011 and 2010, we received or accrued management fee revenues from HWP of $208,000 and $216,000, respectively.  As of March 31, 2011 and December 31, 2010, HWP owed us approximately $58,000 and $34,000, respectively, related to short-term intercompany transactions between the entities.  There were no capital calls required in 2010 or 2011.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tax and other contingencies

At March 31, 2011 and December 31, 2010, we have accrued liabilities for tax and other indemnification contingencies of $7.9 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

8.                                      Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).  Noncontrolling interests represent the third parties’ share of the assets of HWP.

The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2011	$441,655
Purchase of redeemable units of SFOT and SFOG	—
Net income attributable to noncontrolling interests	—
Distributions to noncontrolling interests	—
Balance at March 31, 2011	$441,655

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.  The redemption value of the partnership units at March 31, 2011 and December 31, 2010 is approximately $351.1 million.

As a result of adopting FASB ASC 810, we consolidated HWP in our consolidated financial statements beginning with the first quarter of 2010.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2011	$4,455
Net loss attributable to noncontrolling interests	(82)
Distributions to noncontrolling interests	—
Balance at March 31, 2011	$4,373

Prior to adopting FASB ASC 810, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance.  See Note 2(j).

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at March 31, 2011 and December 31, 2010.  Furthermore, as a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value (see Note 1(g)).  During the third quarter of 2010, we received distributions from DCP in the amount of $42.5 million.  We have accounted for our investment under the equity method and have included our investment of $6.7 million and $7.8 million as of March 31, 2011 and December 31, 2010, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

9.                                      Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2011	2010

Theme park revenues	$61,335	$57,263
Theme park cash expenses	(102,336)	(106,553)
Aggregate park EBITDA	(41,001)	(49,290)
Equity in operations of investees—EBITDA	2,002	2,244
Corporate expenses	(9,878)	(12,160)
Stock-based compensation	(14,303)	(598)
Other (expense) income, net	356	639
Loss on disposal of assets	(1,977)	(570)
Restructure costs	(26,602)	—
Reorganization items, net	(500)	(20,461)
Equity in operations of investees — depreciation and other expense	(3,158)	(2,427)
Depreciation and amortization	(44,035)	(36,748)
Interest expense	(16,771)	(60,632)
Interest income	251	197
Loss from continuing operations before income taxes	$(155,616)	$(179,806)

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and loss from continuing operations by domestic and foreign categories as of and for the first three months of 2011 and 2010:

	(in thousands)
	Domestic	Foreign	Total
Successor:
2011
Long-lived assets	$2,263,595	124,099	2,387,694
Revenue	47,061	14,274	61,335
Loss from continuing operations before income taxes and discontinued operations	(152,705)	(2,911)	(155,616)
Predecessor:
2010
Long-lived assets	$2,436,846	134,494	2,571,340
Revenue	43,814	13,449	57,263
Loss from continuing operations before income taxes and discontinued operations	(177,178)	(2,628)	(179,806)

Long-lived assets include property and equipment and intangible assets.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10.                               Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

	Three months ended March 31,
	2011	2010
	Successor	Predecessor
Service cost	$275,000	$—
Interest cost	2,425,000	2,421,000
Expected return on plan assets	(2,669,000)	(2,420,000)
Amortization of net actuarial loss	—	203,000
Total net periodic cost	$31,000	$204,000

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended March 31,
	2011	2010
	Successor	Predecessor
Discount rate	5.400%	5.900%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.500%	7.500%

Employer Contributions

During the three months ended March 31, 2011 and 2010, we made pension contributions of $540,000.

11.                               Stock Repurchase

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permits us to repurchase up to $60 million in shares of Holdings’ common stock over a three-year period (the “Stock Repurchase Plan”).  During March 2011, under the Stock Repurchase Plan, we repurchased 295,534 shares at a cumulative price of approximately $19.5 million.  Approximately $40.5 million remains available for future repurchases under the Stock Repurchase Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. Risk Factors” of the 2010 Annual Report for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto. The Condensed Consolidated Financial Statements and this discussion and analysis reflect the effects of our reclassification of the assets, liabilities and results of parks previously divested, including our Louisville and New Orleans parks, as discontinued operations.

Overview

General

We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 19 parks we currently own or operate, 17 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

Results of operations for the three-month periods ended March 31, 2011 and 2010 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 43% of total revenues in the first three months of 2011) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Recent Events

On June 13, 2009, the Debtors filed the Chapter 11 Filing and on April 1, 2010, the Debtors filed the Plan with the Bankruptcy Court.  On April 30, 2010, the Bankruptcy Court entered the Confirmation Order, dated April 29, 2010, which approved and confirmed the Plan.  On the Effective Date, the Debtors emerged from Chapter 11, and in connection with the Plan, the Debtors entered into the Senior Credit Facility and the TW Loan.  See Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  The 2010 Annual Report discusses our most critical accounting policies.  Since December 31, 2010, there have been no material developments with respect to any critical accounting policies discussed in the 2010 Annual Report.

Results of Operations

Summary data for the three-month periods ended March 31, 2011 and 2010 were as follows (in thousands, except per capita total revenue and percentage changes):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,	Percentage
	2011	2010	Change (%)
Total revenue	$61,335	$57,263	7
Operating expenses	77,255	79,745	(3)
Selling, general and administrative	43,692	34,070	28
Costs of products sold	5,570	5,496	1
Depreciation and amortization	44,035	36,748	20
Loss on disposal of assets	1,977	570	N/M
Interest expense, net	16,520	60,435	(73)
Equity in loss of investee	1,156	183	N/M
Other income, net	(356)	(639)	(44)
Restructure costs	26,602	—	N/A
Loss from continuing operations before reorganization items, income taxes and discontinued operations	(155,116)	(159,345)	(3)
Reorganization items	500	20,461	(98)
Loss from continuing operations before income taxes and discontinued operations	(155,616)	(179,806)	(13)
Income tax (benefit) expense	(7,085)	913	N/M
Loss from continuing operations before discontinued operations	$(148,531)	$(180,719)	(18)

Other Data:
Attendance	1,277	1,261	1
Total revenue per capita	$48.02	$45.43	6

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Revenue in the first quarter of 2011 totaled $61.3 million compared to $57.3 million for the first quarter of 2010, representing a 7% increase.  The increase in revenues is attributable to a slight increase in attendance coupled with a $2.59 (6%) increase in total revenue per capita (representing total revenue divided by total attendance). During the first quarter, there were 19% fewer operating days than prior year, partially due to the Easter shift and partially due to efficiency reductions.  Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $3.13 (9%) to $38.57 from $35.44 in the first quarter of 2010.  Admissions revenue per capita increased $1.71 (9%) in the first quarter of 2011 compared to the prior year period, and was driven primarily by improved yield on single day tickets and season pass pricing coupled with a positive exchange rate impact on admissions revenue per capita at our park in Mexico of $0.24.  Increased revenues from food and beverage, rentals, games, retail and other guest services resulted in a $1.42 (9%) increase in non-admissions per capita guest spending in the first quarter of 2011 compared to the first quarter of 2010, of which approximately $0.28 was attributable to the stronger Mexican peso.

Operating expenses for the first quarter of 2011 decreased $2.5 million (3%) compared to operating expenses in the prior year period.  The decrease was primarily driven by decreases in (i) salaries, wages and benefits ($1.2 million), (ii) operating supplies ($0.6 million), (iii) utilities ($0.4 million), and (iv) royalty expenses ($0.3 million) related to our de-branding initiatives that were completed in 2011.  These decreases were partially offset by an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.4 million).

Selling, general and administrative expenses for the first quarter of 2011 increased $9.6 million (28%) compared to the first quarter of 2010.  The increase primarily reflects increased salaries, wages and benefits ($11.9 million) primarily related to increased stock-based compensation partially offset by decreased marketing expenses ($1.8 million).

Cost of products sold in the first quarter of 2011 increased $0.1 million (1%) compared to the same quarter of the prior year primarily due to increased revenues in food and beverage, retail and games coupled with the exchange rate impact at our park in Mexico.  As a percentage of our in-park guest spending, cost of products sold decreased slightly in the first quarter of 2011.

Depreciation and amortization expense for the first quarter of 2011 increased $7.3 million (20%) compared to the first quarter of 2010.  The increase is primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1 to the Condensed Consolidated Financial Statements), (ii) our on-going capital program, and (iii) the exchange rate impact at our parks in Montreal and Mexico City.

Loss on disposal of assets increased by $1.4 million in the first quarter of 2011 compared to the prior year quarter primarily related to the gain that was recorded in the first quarter of 2010 as a result of receiving insurance proceeds for the flood that occurred at our Atlanta parks during the third quarter of 2009, partially offset by the write-off of several assets no longer being utilized in park operations in the first quarter of 2010.

Interest expense, net, for the first quarter of 2011 decreased $43.9 million (73%) compared to the first quarter of 2010, primarily reflecting an additional $45.3 million of interest accrued on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010.

Income tax benefit was $7.1 million for the first quarter of 2011 compared to a $0.9 million income tax expense for the first quarter of 2010, primarily reflecting a 2011 non-cash income tax credit of approximately $8.0 million.

Liquidity, Capital Commitments and Resources

On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in our parks (including capital projects), and payments to our partners in the Partnership Parks.  During the three months ended March 31, 2011, Holdings paid $1.7 million in cash dividends on common stock.  SFI did not pay a dividend on SFI’s common stock during the three months ended March 31, 2010.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Senior Credit Facility and the TW Loan will be adequate to meet our needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements and obligations under arrangements relating to the Partnership Parks.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report and “Item 1A. Risk Factors” contained in the 2010 Annual Report.  While we work with local police authorities on security-related precautions to prevent these types of occurrences, we can make no assurance that these precautions will be able to prevent any disturbances.  However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather or these other types of occurrences on our consolidated results.  If such an adverse event were to occur, we may be unable to borrow under the Exit Revolving Loan or be required to repay amounts outstanding under the Senior Credit Facility and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2010 Annual Report.

As of March 31, 2011, our total indebtedness, net of discount, was approximately $974.9 million.  Based on estimated interest rates for floating-rate debt, annual cash interest payments for the twelve months following March 31, 2011 on (i) non-revolving credit debt outstanding on that date and (ii) anticipated levels of working capital revolving borrowings for the period will aggregate approximately $55 million.  Neither the Senior Credit Facility nor the TW Loan matures before June 30, 2015, except that $9.5 million of principal amortizes each year commencing in March 2013.  We currently plan on spending approximately $80 to $90 million on capital expenditures for the 2011 calendar year.  As of March 31, 2011, we had approximately $78.7 million of unrestricted cash, and $92.4 million available for borrowing under the Exit Revolving Loan.

Due to the seasonal nature of our business, we are largely dependent upon the Exit Revolving Loan totaling $120.0 million to fund off-season expenses.  Our ability to borrow under the Exit Revolving Loan is dependent upon compliance with certain conditions, including a senior leverage ratio, minimum interest coverage, a first lien leverage ratio and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Exit Revolving Loan, we would likely be unable to pay in full our off-season obligations.   A default under the Exit Revolving Loan could permit the lenders under the Senior Credit Facility to accelerate the obligations thereunder.  The Exit Revolving Loan expires on June 30, 2015.  The terms and availability of the Senior Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

As more fully described in Note 1 and Note 6 to the Condensed Consolidated Financial Statements contained in this Quarterly Report, on the Effective Date we entered into a $150,000,000 TW Loan to provide a source of funds to permit us to purchase limited partnership units in the Partnership Parks above specified levels pursuant to our annual offer to purchase.  We will not make any borrowings under the TW Loan to fund our “put” obligations in 2011.  See Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report for a more detailed description of our obligations under the Partnership Park arrangements.

For a more detailed description of the indebtedness incurred on the Effective Date, see Note 1(b) and Note 6 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

During the three months ended March 31, 2011, net cash used in operating activities was $70.0 million.  Net cash used in investing activities in the first three months of 2011 was $21.1 million, consisting primarily of capital expenditures, partially offset by the property insurance proceeds we received for insurance claims related to our parks in Georgia and Maryland as well as the $1.7 million received from the maturity of restricted use investments.  Net cash used in financing activities in the first three months of 2011 was $18.3 million, primarily due to the repurchase of stock and the payment of cash dividends, partially offset by the net proceeds from the borrowings under the revolving facilities of the Partnership Parks.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011, there have been no material changes in our market risk exposure from that disclosed in the 2010 Annual Report.

Item 4.      Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2011, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2010 Annual Report and in Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  There are no material developments concerning our legal proceedings during the quarter ended March 31, 2011, except as set forth below.

The Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed’s employment agreement with the Company, effective October 6, 2010.  On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Holdings, SFI, SFO and SFTP, as Respondents.  Mr. Speed’s arbitration action asserted various claims relating to and arising out of his employment agreement with the Company.  In April 2011, the arbitrator issued an interim award finding in favor of certain of Mr. Speed’s claims and denying others. The amount of the award was $23.65 million, plus interest and attorney’s fees.  In May 2011, the Company reached a settlement with Mr. Speed. The terms of the settlement are confidential and the Company incurred a $26.6 million restructuring charge in the first quarter to reflect the full settlement and related costs after consideration of amounts previously accrued.

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, the Company terminated its business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing.  The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Superior Court dismissed additional claims against the Company for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in the Company’s favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Superior Court on May 12, 2008.  On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.  On April 27, 2011, the Court of Appeal affirmed the jury verdict and the Superior Court’s rulings in all respects.

Item 1A.  Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2010 Annual Report.  For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2010 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011, Holdings’ Board of Directors announced a stock repurchase program authorizing the purchase, at the discretion of management, of up to $60 million in shares of Holdings’ common stock over a three-year period.

The following table sets forth information regarding purchases of Holdings’ common stock during the three-month period ended March 31, 2011:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
January 1, 2011 to January 31, 2011	—	$—	—	$—
Month 2
February 1, 2011 to February 28, 2011	—	—	—	60,000,000
Month 3
March 1, 2011 to March 31, 2011	295,534	66.03	295,534	40,000,000
Total	295,534	$66.03	295,534	$40,000,000

(a)     These shares were purchased in the open market.

Item 6.  Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 10, 2011

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