Form 10-Q
period 2011-06-30
Six Flags Entertainment Corp
filed 2011-08-08
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a  court. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 1, 2011, Six Flags Entertainment Corporation had 54,600,527 outstanding shares of common stock, par value $0.025 per share.

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

•                                    pending, threatened or future legal proceedings; and

•                                    other factors that are described in “Item 1A. Risk Factors.”

A more complete discussion of these factors and other risks applicable to our business is “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q (this “Quarterly Report”), or on our behalf by our directors, officers or employees related to the information contained herein, speaks only as of the date of this Quarterly Report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We do not intend to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com.  References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Quarterly Report.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.  Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn:  Investor Relations.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,124	$187,061
Accounts receivable	48,253	20,255
Inventories	37,968	23,542
Prepaid expenses and other current assets	45,692	36,055

Total current assets	274,037	266,913

Other assets:
Debt issuance costs	36,724	40,675
Restricted-use investment securities	465	2,938
Deposits and other assets	11,913	16,639

Total other assets	49,102	60,252

Property and equipment, at cost	1,531,789	1,470,986
Less accumulated depreciation	(182,111)	(105,901)

Total property and equipment	1,349,678	1,365,085

Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	401,839	410,755

Total assets	$2,704,904	$2,733,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,097	$33,342
Accrued compensation, payroll taxes and benefits	37,399	34,563
Accrued insurance reserves	36,965	36,546
Accrued interest payable	10,288	3,413
Other accrued liabilities	45,510	39,175
Deferred income	86,773	25,251
Current portion of long-term debt	31,899	32,959

Total current liabilities	305,931	205,249

Long-term debt	939,120	938,195
Other long-term liabilities	41,538	42,482
Deferred income taxes	229,531	237,509

Total liabilities	1,516,120	1,423,435

Redeemable noncontrolling interests	458,421	441,655

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares and 60,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 54,600,527 and 55,728,218 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (1)	1,365	697
Capital in excess of par value	816,639	818,799
Retained earnings (accumulated deficit)	(92,537)	48,404
Accumulated other comprehensive income (loss)	469	(4,192)

Total Six Flags Entertainment Corporation stockholders’ equity	725,936	863,708
Noncontrolling interests	4,427	4,455

Total equity	730,363	868,163

Total liabilities and equity	$2,704,904	$2,733,253

(1)          Issued and outstanding common stock amounts at December 31, 2010 have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2011	Period from May 1 through June 30, 2010	Period from April 1 through April 30, 2010
Theme park admissions	$183,563	$132,626	$35,439
Theme park food, merchandise and other	140,651	104,308	31,211
Sponsorship, licensing and other fees	10,579	11,309	2,966
Accommodations revenue	3,880	2,193	1,198
Total revenue	338,673	250,436	70,814
Operating expenses (excluding depreciation and amortization shown separately below)	120,453	89,205	35,891
Selling, general and administrative (including stock-based compensation of $13,361 in 2011 and $120 in the one month ended April 30, 2010 and excluding depreciation and amortization shown separately below)	74,062	47,050	13,538
Costs of products sold	27,317	21,304	6,636
Depreciation	36,979	27,089	8,852
Amortization	4,515	3,011	75
Loss on disposal of assets	1,938	124	1,353
Interest expense (contractual interest expense was $19,445 for the one month ended April 30, 2010)	16,507	14,149	13,743
Interest income	(245)	(74)	(44)
Equity in loss (income) of investees	1,091	308	(777)
Other expense (income), net	503	1,193	(163)
Restructure (recovery) costs	(1,254)	16,472	—
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	56,807	30,605	(8,290)
Reorganization items, net	334	977	(839,934)
Income from continuing operations before income taxes and discontinued operations	56,473	29,628	831,644

Income tax expense	3,396	509	111,735

Income from continuing operations before discontinued operations	53,077	29,119	719,909

(Loss) income from discontinued operations	(66)	(771)	12,532

Net income	53,011	28,348	732,441

Less: Net (income) loss attributable to noncontrolling interests	(18,048)	(17,536)	8

Net income attributable to Six Flags Entertainment Corporation	$34,963	$10,812	$732,449
Net income applicable to Six Flags Entertainment Corporation common stockholders	$34,963	$10,812	$732,449
Weighted average number of common shares outstanding — basic (1) :	54,994	54,778	98,054
Weighted average number of common shares outstanding —diluted(1) :	56,743	54,778	98,054

Net income per average common share outstanding — basic(1):
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$0.64	$0.21	$7.34
(Loss) income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	(0.01)	0.13
Net income applicable to Six Flags Entertainment Corporation common stockholders	$0.64	$0.20	$7.47

Net income per average common share outstanding —diluted(1):
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$0.62	$0.21	$7.34
(Loss) income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	(0.01)	0.13
Net income applicable to Six Flags Entertainment Corporation common stockholders	$0.62	$0.20	$7.47

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$35,029	$11,583	$719,917
(Loss) income from discontinued operations	(66)	(771)	12,532
Net income	$34,963	$10,812	$732,449

(1)          All Successor share and per share amounts have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010
	(unaudited)	(unaudited)
Theme park admissions	$209,899	$132,626	$59,270
Theme park food, merchandise and other	163,584	104,308	52,054
Sponsorship, licensing and other fees	18,491	11,309	11,259
Accommodations revenue	8,034	2,193	5,494
Total revenue	400,008	250,436	128,077
Operating expenses (excluding depreciation and amortization shown separately below)	197,708	89,205	115,636
Selling, general and administrative (including stock-based compensation of $27,664 in 2011 and $718 in the four months ended April 30, 2010 and excluding depreciation and amortization shown separately below)	117,754	47,050	47,608
Costs of products sold	32,887	21,304	12,132
Depreciation	76,501	27,089	45,373
Amortization	9,028	3,011	302
Loss on disposal of assets	3,915	124	1,923
Interest expense (contractual interest expense was $65,820 for the four months ended April 30, 2010)	33,278	14,149	74,375
Interest income	(496)	(74)	(241)
Equity in loss (income) of investees	2,247	308	(594)
Other expense (income), net	147	1,193	(802)
Restructure costs	25,348	16,472	—
(Loss) income from continuing operations before reorganization items, income taxes and discontinued operations	(98,309)	30,605	(167,635)
Reorganization items, net	834	977	(819,473)
(Loss) income from continuing operations before income taxes and discontinued operations	(99,143)	29,628	651,838

Income tax (benefit) expense	(3,689)	509	112,648

(Loss) income from continuing operations before discontinued operations	(95,454)	29,119	539,190

(Loss) income from discontinued operations	(102)	(771)	9,759

Net (loss) income	(95,556)	28,348	548,949

Less: Net income attributable to noncontrolling interests	(17,966)	(17,536)	(76)

Net (loss) income attributable to Six Flags Entertainment Corporation	$(113,522)	$10,812	$548,873
Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	$(113,522)	$10,812	$548,873
Weighted average number of common shares outstanding — basic and diluted(1):	55,308	54,778	98,054

Net (loss) income per average common share outstanding — basic and diluted(1):
(Loss) income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(2.05)	$0.21	$5.50
(Loss) income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	(0.01)	0.10
Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	$(2.05)	$0.20	$5.60

Amounts attributable to Six Flags Entertainment Corporation:
(Loss) income from continuing operations	$(113,420)	$11,583	$539,114
(Loss) income from discontinued operations	(102)	(771)	9,759
Net (loss) income	$(113,522)	$10,812	$548,873

(1)          All Successor share and per share amounts have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Successor		Predecessor
	Three Months Ended June 30, 2011	Period from May 1 through June 30, 2010	Period from April 1 through April 30, 2010
Net income	$53,011	$28,348	$732,441
Other comprehensive income:
Foreign currency translation adjustment	627	(2,837)	547
Defined benefit retirement plan	—	—	1,699
Change in cash flow hedging	—	—	(63)
Comprehensive income	53,638	25,511	734,624

Comprehensive (income) loss attributable to noncontrolling interests	(18,048)	(17,536)	8
Comprehensive income attributable to Six Flags Entertainment Corporation	$35,590	$7,975	$734,632

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010
	(unaudited)	(unaudited)
Net (loss) income	$(95,556)	$28,348	$548,949
Other comprehensive (loss) income:
Foreign currency translation adjustment	4,661	(2,837)	5,419
Defined benefit retirement plan	—	—	1,902
Change in cash flow hedging	—	—	(559)
Comprehensive (loss) income	(90,895)	25,511	555,711

Comprehensive income attributable to noncontrolling interests	(17,966)	(17,536)	(76)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(108,861)	$7,975	$555,635

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued (1)	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2011	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	—	—	28,723	1	149	—	—	150	—	150
Stock-based compensation	—	—	—	—	15,156	—	—	15,156	—	15,156
Dividends declared to common shareholders	—	—	—	—	—	(3,346)	—	(3,346)	—	(3,346)
Repurchase of common stock	—	—	(1,165,814)	(15)	(17,135)	(24,353)	—	(41,503)	—	(41,503)
Two-for-one common stock split	—	—	—	682	(682)	—	—	—	—	—
Employee stock purchase plan	—	—	9,400	0	352	—	—	352	—	352
Fresh start valuation adjustment for SFOT units purchased	—	—	—	—	—	280	—	280	—	280
Net loss	—	—	—	—	—	(113,522)	—	(113,522)	—	(113,522)
Net other comprehensive income	—	—	—	—	—	—	4,661	4,661	—	4,661
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(28)	(28)

Balances at June 30, 2011	—	—	54,600,527	$1,365	$816,639	$(92,537)	$469	$725,936	$4,427	$730,363

(1)          All common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock			(Accumulated deficit)	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued (1)	Amount	Capital in excess of par value	Retained earnings	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2010 (Predecessor)	—	—	98,325,936	$2,458	$1,506,152	$(2,059,487)	$(33,297)	$(584,174)	$—	$(584,174)
Stock-based compensation	—	—	—	—	2,003	—	—	2,003	—	2,003
Net income	—	—	—	—	—	548,873	—	548,873	—	548,873
Net other comprehensive income	—	—	—	—	—	—	6,762	6,762	—	6,762
Adoption of FASB ASC 810 as of January 1, 2010 (Note 2 (a))	—	—	—	—	—	—	—	—	5,016	5,016
Cancellation of Predecessor Company common stock	—	—	(98,325,936)	(2,458)	(1,508,155)	—	—	(1,510,613)	—	(1,510,613)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	1,510,614	26,535	1,537,149	127	1,537,276
Issuance of new common stock	—	—	54,777,778	685	805,106	—	—	805,791	—	805,791
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	76	76

Balances at April 30, 2010 (Successor)	—	—	54,777,778	685	805,106	—	—	805,791	5,219	811,010
Net income	—	—	—	—	—	10,812	—	10,812	—	10,812
Net other comprehensive loss	—	—	—	—	—	—	(2,837)	(2,837)	—	(2,837)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(239)	(239)

Balances at June 30, 2010 (Successor)	—	—	54,777,778	$685	$805,106	$10,812	$(2,837)	$813,766	$4,980	$818,746

(1)          All Successor common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.           Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010
	(unaudited)	(unaudited)
Cash flow from operating activities:
Net (loss) income	$(95,556)	$28,348	$548,949
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities before reorganization activities:
Depreciation and amortization	85,529	30,100	45,675
Stock-based compensation	27,664	—	718
Interest accretion on notes payable	925	309	—
Reorganization items, net	834	977	(819,473)
Gain on discontinued operations	—	—	(8,323)
Amortization of debt issuance costs	3,951	1,184	962
Other, including loss on disposal of assets	3,476	4,565	1,830
Increase in accounts receivable	(28,300)	(15,609)	(11,375)
Increase in inventories, prepaid expenses and other current assets	(23,803)	(11,324)	(6,483)
Decrease in deposits and other assets	4,731	1,742	232
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	96,246	67,423	27,268
Increase (decrease) in accrued interest payable	6,875	11,219	(34,132)
Deferred income tax (benefit) expense	(8,905)	(1,088)	108,557

Total adjustments	169,223	89,498	(694,544)

Net cash provided by (used in) operating activities before reorganization activities	73,667	117,846	(145,595)

Cash flow from reorganization activities:
Net cash used in reorganization activities	(15,828)	(20,546)	(62,325)

Total net cash provided by (used in) operating activities	57,839	97,300	(207,920)

Cash flow from investing activities:
Additions to property and equipment	(60,142)	(21,117)	(42,956)
Property insurance recovery	536	—	5,831
Capital expenditures of discontinued operations	—	—	(110)
Acquisition of theme park assets	—	—	(48)
Cash from the consolidation of HWP Development, LLC	—	—	462
Maturities of restricted-use investments	2,473	98	25
Purchase of restricted-use investments	—	—	(17)
Proceeds from sale of assets	54	5	12

Net cash used in investing activities	(57,079)	(21,014)	(36,801)

Item 1.           Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010
	(unaudited)	(unaudited)
Cash flow from financing activities:
Repayment of borrowings	$(9,060)	$(1,391)	$(1,470,255)
Proceeds from borrowings	8,000	—	1,013,050
Net proceeds from issuance of common stock	381	—	630,500
Payment of cash dividends	(3,278)	—	—
Purchase of redeemable noncontrolling interests	(948)	(4,795)	—
Payment of debt issuance costs	(549)	(1,698)	(40,001)
Stock repurchase	(41,503)	—	—

Net cash (used in) provided by financing activities	(46,957)	(7,884)	133,294

Effect of exchange rate changes on cash	1,260	(863)	1,107

(Decrease) increase in cash and cash equivalents	(44,937)	67,539	(110,320)

Cash and cash equivalents at beginning of period	187,061	54,510	164,830

Cash and cash equivalents at end of period	$142,124	$122,049	$54,510

Supplemental cash flow information:

Cash paid for interest	$21,528	$1,437	$106,954

Cash paid for income taxes	$5,044	$1,279	$4,005

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

On the Effective Date, Holdings (as hereinafter defined) issued an aggregate of 54,777,778 shares of common stock at $0.025 par value as follows: (i) 5,203,888 shares of common stock to the holders of unsecured claims against SFI,  (ii) 4,724,618 shares of common stock to certain holders of the 12-1/4% Notes due 2016 (the “2016 Notes”) in exchange for such 2016 Notes in the aggregate amount of $69.5 million, (iii) 34,363,950 shares of common stock to certain “accredited investors” that held unsecured claims who participated in a $505.5 million rights offering, (iv) 6,798,012 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $75.0 million, (v) 3,399,006 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $50.0 million and (vi) 288,304 shares of common stock were issued to certain other equity purchasers as consideration for their commitment to purchase an additional $25.0 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings’ Board of Directors (the “Delayed Draw Equity Purchase”). The aforementioned share amounts have been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 2.

On June 21, 2010, the common stock commenced trading on the New York Stock Exchange under the symbol “SIX.”

On June 1, 2011, the Delayed Draw Equity Purchase commitment expired.

•                Financing at Emergence.  On the Effective Date, we entered into two exit financing facilities:  (i) an $890.0 million senior secured first lien credit facility comprised of a $120.0 million revolving loan facility, which could have been increased up to $150.0 million in certain circumstances, and a $770.0 million term loan facility (the “Exit First Lien Term Loan”) and (ii) a $250.0 million senior secured second lien term loan facility.  On August 5, 2010, we made a discretionary $25.0 million prepayment on the Exit First Lien Term Loan and recorded a $957,000 net loss on the debt extinguishment.  On December 3, 2010, we entered into an amendment (the “First Lien Amendment”) that increased the senior secured first lien

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

credit facility (the “Senior Credit Facility”) to $1,070.0 million comprised of a $120.0 million revolving loan facility, which may be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the “Senior Term Loan”).  In connection with the First Lien Amendment, we repaid in full and terminated the $250.0 million senior secured second lien term loan facility and recorded an approximate $17.5 million net loss on the early repayment of debt for the year ended December 31, 2010.

Also on the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the “TW Borrowers”) entered into a credit agreement with TW-SF, LLC comprised of a $150.0 million multi-draw term loan facility (the “TW Loan”) for use with respect to the Partnership Parks “put” obligations.  On December 3, 2010, the TW Borrowers entered into an amendment to the TW Loan primarily to conform to the new terms under the First Lien Amendment in certain respects. No borrowings occurred during 2011 and 2010 under the TW Loan with respect to the 2011 and 2010 “put” obligations.

See Note 6 for a discussion of the terms and conditions of these facilities and amendments and the availability of additional borrowing.

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

•                Name Change.  On the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI changed its corporate name to Six Flags Entertainment Corporation.  As used in this Quarterly Report, unless the context requires otherwise, the terms “we,” “our,” “Company,” and “Six Flags” refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and “Holdings” refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries. As used herein, “SFI” means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation.

2.                                      General — Basis of Presentation

We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world.  Of the 19 parks we currently own or operate, 17 parks are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada.

On May 5, 2011, Holdings’ Board of Directors approved a two-for-one stock split of Holdings’ common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011.  In accordance with the provisions of our stock benefit plans and as determined by Holdings’ Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the two-for-one stock split. All Successor shares and per share amounts presented in the condensed consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.  No

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

retroactive adjustments were required for the Predecessor shares and per share amounts as all Predecessor common stock, preferred stock purchase rights, PIERS and ownership interests were cancelled on the Effective Date as described in Note 1.

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

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains additional information on our results of operations and our financial position and should be read in conjunction with the condensed consolidated financial statements and notes.  The 2010 Annual Report and the quarterly report on Form 10-Q for the quarter ended March 31, 2011 include additional information about us, our operations and our financial position and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the six-month period ended June 30, 2011 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

a.              Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  Furthermore, as a result of adopting FASB ASC Topic 810, Consolidation (“FASB ASC 810”) on January 1, 2010, we consolidate HWP Development, LLC (“HWP”) as a subsidiary in our condensed consolidated financial statements, a joint venture in which we own an approximate 41% interest, as we satisfy the qualifications of being a primary beneficiary of this entity.  Prior to adopting FASB ASC 810 on January 1, 2010, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance.  The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying condensed consolidated balance sheets as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See Note 8.

b.              Accounting for the Chapter 11 Filing

We follow the accounting prescribed by FASB ASC 852, which provides guidance for periods subsequent to a Chapter 11 filing regarding the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded carrying amount should be adjusted to the allowed claim.  During the second quarter of 2009, we wrote-off costs that were associated

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with unsecured debt that was included in liabilities subject to compromise at April 30, 2010.  Premiums and discounts as well as debt issuance cost on debt that was not subject to compromise, such as fully secured claims, were not adjusted.

Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy, we adopted fresh start accounting effective May 1, 2010 whereby our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations.  The difference between our estimated fair value and our identifiable assets and liabilities was recorded as goodwill. See Note 1(g) to the Consolidated Financial Statements in the 2010 Annual Report.

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

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from May 1 through June 30, 2010	Period from January 1 through April 30, 2010

Gain on settlement of liabilities subject to compromise	—	—	(1,087,516)
Fresh start reporting adjustments	—	—	178,475
Costs and expenses directly related to the reorganization	834	977	89,568
Total reorganization items	$834	977	(819,473)

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, constituting professional fees and finance fees, during the six months ended June 30, 2011 and 2010 totaled $15.8 million and $82.9 million, respectively.

d.              Immaterial Correction of an Error

During the process of completing our December 31, 2010 year end income tax provision, a misstatement was identified in our tax spreadsheets, which calculated the reversal of temporary differences related to depreciation of property and equipment, as of April 30, 2010. See Note 3(f) to the Consolidated Financial Statements in the 2010 Annual Report.

The following table presents the effect of the correction on our previously reported consolidated balance sheet and our previously reported condensed consolidated statements of operations (in thousands):

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Consolidated Balance Sheet at April 30, 2010

	As Previously Reported	Correction Adjustment	Fresh Start Final Adjustments(1)	As Revised
Deposits and other assets	99,740	—	4,580	104,320
Goodwill	582,800	52,526	(5,078)	630,248
Total assets	2,757,838	52,526	(498)	2,809,866
Deferred income taxes	177,748	52,526	(498)	229,776
Total liabilities	1,500,379	52,526	(498)	1,552,407
Stockholders’ equity	811,010	—	—	811,010

Condensed Consolidated Statement of Operations for the Period April 1 through April 30, 2010

	As Previously Reported	Correction Adjustment	Fresh Start Final Adjustments(1)	As Revised
Reorganization items, net	(787,906)	(52,526)	498	(839,934)
Income (loss) from continuing operations before income taxes and discontinued operations	779,616	52,526	(498)	831,644
Income tax expense	59,707	52,526	(498)	111,735
Net income	732,441	—	—	732,441
Net income attributable to Six Flags Entertainment Corporation	732,449	—	—	732,449

Condensed Consolidated Statement of Operations for the Period January 1 through April 30, 2010

	As Previously Reported	Correction Adjustment	Fresh Start Final Adjustments(1)	As Revised
Reorganization items, net	(767,445)	(52,526)	498	(819,473)
Income (loss) from continuing operations before income taxes and discontinued operations	599,810	52,526	(498)	651,838
Income tax expense	60,620	52,526	(498)	112,648
Net income	548,949	—	—	548,949
Net income attributable to Six Flags Entertainment Corporation	548,873	—	—	548,873

(1)          Fresh start final adjustments represent final adjustments to estimated fair values that were finalized subsequent to April 30, 2010 when the final information to complete the valuation was available. See Note 1(g) to the Consolidated Financial Statements in the 2010 Annual Report.

e.               Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2010, we recorded a valuation allowance of $420.1 million due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire.  The valuation allowance was increased by $41.2 million through June 30, 2011, in respect of the net loss before income taxes generated during the six months ended June 30, 2011.  In addition, we decreased the valuation allowance by $2.2 million through June 30, 2011 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of June 30, 2011, we have a liability of approximately $1.3 million accrued for interest and penalties.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

With our adoption of fresh start accounting upon emergence from Chapter 11, assets have been revalued based on the fair values of long-lived assets.

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

Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item.  Changes in fair value of a derivative that is not designated as a hedge are recorded in other expense (income), net in our condensed consolidated statements of operations.

On the Effective Date, all liabilities under the derivative instruments were settled.  As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as part of reorganization items.  See Note 4.

h.              Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents.  In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.  For periods commencing after the Effective Date, computations for basic and diluted earnings (loss) per share are retroactively adjusted to reflect the June 2011 two-for-one stock split.

For the six-month period ended June 30, 2011, stock options were excluded from the computation of diluted loss per common share as the effect of the exercise of such options is antidiultive.  For the three-month period ended June 30, 2011, the computation of diluted earnings per share included the effect of 1,749,000 dilutive stock options and excluded the effect of 309,000 antidilutive stock options.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Earnings per common share for the three-month period ended June 30, 2011 was calculated as follows (in thousands, except per share amounts):

Net income attributable to Six Flags Entertainment Corporation common stockholders	$34,963
Weighted average common shares outstanding - basic	54,994
Effect of dilutive stock options	1,749
Weighted average common shares outstanding - diluted	56,743
Earnings per share - basic	$0.64
Earnings per share - diluted	$0.62

For the one month ended April 30, 2010 and four months ended April 30, 2010, the weighted average number of shares of common stock used in our diluted earnings per share did not include the effect of stock options, the impact of the potential conversion of the PIERS or the impact of the potential conversion of SFI’s 4.50% Convertible Senior Notes due 2015 (the “2015 Notes”), as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, are antidilutive.  The PIERS, which were included in the liabilities subject to compromise as of March 31, 2010, were issued in January 2001 and were convertible into 13,209,000 shares of common stock (after giving effect to 483,000 PIERS that converted to common stock in the third quarter of 2009).   The 2015 Notes were convertible at the option of the holder into 44,094,000 shares of common stock.  By operation of the Plan, the Predecessor stock options, PIERS and the 2015 Notes were cancelled as of the Effective Date.

i.                 Reclassifications

Reclassifications have been made to certain amounts reported in 2010 to conform to the 2011 presentation.

j.                 Stock Benefit Plans

Successor

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, “Awards”) to select employees, officers, directors and consultants of Holdings and its affiliates.  The Long-Term Incentive Plan provides that no more than 9,666,666 shares of common stock of Holdings, as adjusted to reflect Holdings’ two-for-one stock split in June 2011, may be issued pursuant to Awards under the Long-Term Incentive Plan.  At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.

During the six months ended June 30, 2011, stock-based compensation expense related to the Long-Term Incentive Plan was $27.6 million.

As of June 30, 2011, options to purchase approximately 5,292,000 shares of common stock of Holdings and approximately 727,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 1,962,000 shares were available for future grant.

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

The weighted-average assumptions used to estimate the fair value of stock options granted in the six months ended June 30, 2011 are as follows:

June 30, 2011
Risk-free interest rate	2.41
Expected term (in years)	6.25
Expected volatility	43.49%
Expected dividend yield	0.47%

Stock option activity for the six months ended June 30, 2011 was as follows:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2011	5,041,000	18.79
Granted	349,000	32.01
Exercised	(9,000)	17.50
Canceled or exchanged	—	—
Forfeited	(89,000)	17.57
Expired	—	—
Balance at June 30, 2011	5,292,000	19.60	9.20	94,461,000
Vested and expected to vest at June 30, 2011	5,230,000	19.55	9.20	93,626,000
Options exercisable at June 30, 2011	9,000	17.50	9.10	170,000

The weighted average grant date fair value of the options granted during the six months ended June 30, 2011 was $13.94.  The total intrinsic value of options exercised for the period was $0.1 million.  The total fair value of options that vested during the six months ended June 30, 2011 was $0.1 million.

As of June 30, 2011, there was $26.9 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 3.25 years.

Successor — Stock, Restricted Stock and Restricted Stock Units

Stock, restricted stock and restricted stock units granted under the Long-Term Incentive Plan may be subject to transfer and other restrictions as determined by the compensation committee of Holdings’ Board of Directors.  Generally, the unvested portion of restricted stock and restricted stock unit awards is

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

forfeited upon termination of employment.  The fair value of stock, restricted stock and restricted stock unit awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

During the six months ended June 30, 2011, approximately 5,000 shares of stock were granted to our Chief Executive Officer as part of his 2010 bonus award.  In addition to the stock issued during the six months ended June 30, 2011, performance awards had previously been made that could result in an additional 1,410,000 shares being granted to certain key employees based on our EBITDA performance in 2011 and 2012.  In accordance with FASB ASC Topic 718, Stock Compensation, we have accrued as a liability $18.0 million of stock-based compensation expense with respect to the performance awards as of June 30, 2011.  The total unrecognized compensation expense related to these awards based on the closing market price of the common stock of Holdings on June 30, 2011 was $34.9 million, which will be expensed over the service period of the awards unless achievement of the performance condition becomes improbable.  We will evaluate the probability of achieving these performance conditions on an on-going basis and record the appropriate expense if necessary.

Stock, restricted stock and restricted stock unit activity for the six months ended June 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2011	747,000	18.37
Granted	23,000	35.13
Vested	(40,000)	23.09
Forfeited	(3,000)	16.25
Cancelled	—	—
Non-vested balance at June 30, 2011	727,000	18.64

The total grant date fair value of the stock awards granted during the six months ended June 30, 2011 was $0.8 million.  The total fair value of stock awards that vested during the six months ended June 30, 2011 was $0.9 million.  As of June 30, 2011, there was $7.8 million of unrecognized compensation costs related to our restricted awards.  The weighted average period over which that cost is expected to be recognized is 2.8 years.

Successor - Employee Stock Purchase Plan

On September 15, 2010 and subject to stockholder approval, Holdings’ Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the “ESPP”) under Section 423 of the Internal Revenue Code.  On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective.  The ESPP allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deduction (“purchase rights”) are used to purchase shares of common stock at the end of each purchase period.  Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011.  Holdings’ common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.   At June 30, 2011, we had 990,600 shares available for purchase pursuant to the ESPP.

For the ESPP six-month offering period ended June 30, 2011, stock-based compensation related to the purchase rights was calculated as the difference between the cost to purchase Holdings’ common stock at 90% of the market value of the common stock at the beginning of the six-month offering period and the cost to purchase Holdings’ common stock at the market value of the common stock at the end of the six-month offering period.  During the six-month period ended June 30, 2011, we recognized $0.1 million of stock-based compensation expense relating to the ESPP.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2011, no purchase rights were outstanding under the ESPP. The total intrinsic value of purchase rights exercised during the six-month period ended June 30, 2011 was $0.1 million.

Predecessor

Pursuant to the Plan, all stock-based compensation arrangements and awards were cancelled as of the Effective Date including, without limitation, the following: (i) SFI’s 2001 Stock Option and Incentive Plan, (ii) the SFI Stock Option Plan for Directors, (iii) SFI’s 2004 Stock Option and Incentive Plan, (iv) SFI’s 2006 Stock Option and Incentive Plan, (v) SFI’s 2006 Employee Stock Purchase Plan, (vi) SFI’s 2007 Stock Option and Incentive Plan, (vii) the SFI 2008 Stock Option and Incentive Plan and (viii) all outstanding awards and grants thereunder (collectively, the “Preconfirmation Stock Incentive Plans”).

During the six months ended June 30, 2010, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $2.0 million of which $1.3 million was recorded in reorganization items as the grants were canceled as a result of the Plan.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The total fair value of options that vested during the four months ended April 30, 2010 was $3.0 million.

On the Effective Date, all stock-based compensation arrangements and awards of SFI were cancelled.  Immediately upon cancellation, we recorded $668,000 in unrecognized compensation costs associated with the cancelled options as a reorganization item.

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

On the Effective Date, all stock-based compensation arrangements and awards of SFI were cancelled.  Immediately upon cancellation, we recorded $618,000 of unrecognized compensation costs associated with the cancelled restricted stock as a reorganization item.

3.                                Disposition of Parks

In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park.  Accordingly, we classified the results of operations for our Louisville park as discontinued operations in the first quarter of 2010. In September 2010, we entered into a settlement agreement with the Commonwealth of Kentucky, State Property and Buildings Commission, Finance and Administration Cabinet, and the Kentucky State Fair Board.  The settlement agreement provided for, among other things, payment to us of approximately $2.3 million, the transfer to the Kentucky State Fair Board of approximately 20 acres of land that we owned, the Kentucky State Fair Board waived all lease rejection damages, all rides (except for one rollercoaster which was removed from the park) remained at the park, and a general release of all claims by the parties.  As a result of the agreement, we recorded an $89,000 gain on the final settlement in the third quarter of 2010.

The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.  As of June 30, 2011 and December 31, 2010, there were no assets or liabilities held for sale related to any of our parks that had been sold, excluding contingent liabilities discussed in Note 7.

The following tables summarize our income (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2011 and 2010 (in thousands):

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Successor		Predecessor
	Three Months Ended June 30, 2011	Two Months Ended June 30, 2010	One Month Ended April 30, 2010

Operating revenue	$—	$—	$—
Loss from discontinued operations before income taxes	—	(494)	(176)
(Increase) decrease in contingent liabilities from sale indemnities	(66)	(277)	10,624
Gain on assets held for sale	—	—	2,084
(Loss) income from discontinued operations	$(66)	$(771)	$12,532

	Successor		Predecessor
	Six Months Ended June 30, 2011	Two Months Ended June 30, 2010	Four Months Ended April 30, 2010

Operating revenue	$—	$—	$127
Loss from discontinued operations before income taxes	—	(494)	(2,633)
(Increase) decrease in contingent liabilities from sale indemnities	(102)	(277)	10,308
Gain on assets held for sale	—	—	2,084
(Loss) income from discontinued operations	$(102)	$(771)	$9,759

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

During the fourth quarter of 2008, it was determined that our interest rate swaps no longer met the probability test under FASB ASC 815.  At that time, hedge accounting treatment was discontinued for the two interest rate swaps.  As a result, during the first four months of 2010, we recorded a $559,000 gain in other expense (income), net.

By utilizing derivative instruments to hedge exposures to changes in interest rates, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  To mitigate this risk, the hedging instruments were placed with counterparties that we believe are minimal credit risks.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or currency exchange rates.  The market risk associated with interest rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We do not hold or issue derivative instruments for trading purposes.  Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in accumulated other comprehensive income (loss) when in qualifying effective relationships, and directly in other expense (income), net when they are not.  These amounts are reclassified to interest expense when the forecasted transaction occurs.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the Prepetition Credit Agreement.  As a result, no material ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations prior to the discontinuance of hedge accounting treatment in the fourth quarter of 2008.

The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the first four months of 2010 (in thousands):

Predecessor Gain
Beginning balance at January 1, 2010	$1,270
Reclassification to other expense (income), net	(559)
Ending balance at April 30, 2010	$711

On the Effective Date, we settled all obligations under the interest rate swaps.  As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as a reorganization item.

5.            Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at June 30, 2011 and December 31, 2010 and classification of such instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$465	465	$2,938	2,938
Long-term debt (including current portion)	(971,019)	(974,540)	(971,154)	(981,708)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•                  The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

6.           Long-Term Indebtedness

First Lien Credit Agreement and Second Lien Credit Agreement

On the Effective Date, Holdings, SFO and SFTP entered into the First Lien Credit Agreement with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation.  The Senior Credit Facility consisted of an $890.0 million senior secured credit facility comprised of the $120.0 million revolving loan facility (excluding letters of credit in the amount

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of $1.9 million), which could be increased to up to $150.0 million in certain circumstances, and a $770.0 million term loan facility.  Interest on the Senior Credit Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the revolving loan facility and LIBOR + 4.00% in the case of the Exit First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the revolving loan facility.  The principal amount of the revolving loan facility is due and payable on June 30, 2015.  The First Lien Credit Agreement requires quarterly repayments of principal on the Exit First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit First Lien Term Loan and all remaining outstanding principal is due and payable on June 30, 2016.  On August 5, 2010, we made a discretionary $25.0 million prepayment on the Exit First Lien Term Loan and recorded a $957,000 net loss on the debt extinguishment.

On December 3, 2010, the First Lien Credit Agreement was amended (the “First Lien Amendment”) to increase the Senior Credit Facility to $1.070 billion comprised of $120.0 million revolving loan facility (the “Revolving Loan”) (none of which was outstanding at June 30, 2011 and December 31, 2010 (excluding letters of credit in the amount of $29.6 million and $27.6 million, respectively)), which may be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the “Senior Term Loan”) (all of which was outstanding at June 30, 2011 and December 31, 2010).  Interest on the Senior Credit Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the Revolving Loan, with a 1.50% LIBOR floor (no draws outstanding at June 30, 2011) and LIBOR + 3.75% in the case of the Senior Term Loan, with a 1.50% LIBOR floor (5.25% at June 30, 2011).  Interest on the Senior Term Loan is subject to a 0.25% reduction based on the Company achieving certain rating agency levels or senior secured leverage ratio amounts.  In March 2011, we received this 0.25% reduction when our corporate rating was improved to BB- by Standard & Poor’s.  The First Lien Credit Agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant.  The First Lien Amendment eliminated the first lien leverage maintenance covenant and relaxed certain other negative covenants.

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

Pursuant to the First Lien Guarantee and Collateral Agreement, amounts outstanding under the Senior Credit Facility are guaranteed by Holdings, SFO and each of the current and future direct and indirect domestic subsidiaries of SFTP; provided that to the extent SFTP acquires any non-wholly owned direct or indirect subsidiary after the Effective Date, such subsidiary will not be required to be a guarantor and/or pledgor (together with SFTP, collectively, the “Exit Financing Loan Parties”).  The Senior Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.  The First Lien Credit Agreement, as amended, contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant.  In addition, the First Lien Credit Agreement, as amended, contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The First Lien Credit Agreement, as amended, contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

TW Loan

On the Effective Date, the TW Borrowers entered into the TW Loan with TW-SF, LLC.  The TW Loan provided the TW Borrowers with a $150.0 million multi-draw term loan facility.  Interest on the TW Loan accrues at a rate equal to (i) the greater of (a) LIBOR or (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Senior Credit Facility (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Senior Credit Facility) is higher than 2.50%, such higher floor) plus (ii) the then “Applicable Margin” under the Exit First Lien Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%.  In the event that any of the loan parties issue corporate bonds or other public debt, and the then applicable credit default swap spread is higher than the “Applicable Margin” referenced in the foregoing sentence, such “Applicable Margin” will be increased based on the applicable default swap spread then in effect, subject to a fixed cap.  Funding during the availability period under the TW Loan will occur only on May 14th (or the immediately preceding business day) of each fiscal year (each a “Funding Date”) in which amounts required to satisfy the “put” obligations exceeds (a) for the fiscal year ending December 31, 2010, $10.0 million, (b) for the fiscal year ending December 31, 2011, $12.5 million and (c) for each subsequent fiscal year, $15.0 million.  The principal amount of the TW Loan borrowed on each Funding Date will be due and payable five years from such Funding Date.  The TW Loan agreement requires prepayments with any cash of the TW Borrowers (other than up to $50,000 per year) including the proceeds received by the TW Borrowers from the limited partnership interests in the Partnership Parks and is prepayable at any time at the option of the TW Borrowers.  The TW Loan is unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the current direct and indirect domestic subsidiaries of Holdings who are or in the future become guarantors under the Senior Credit Facility (collectively, the “TW Guarantors”) under the terms of the Guarantee Agreement (the “TW Guarantee Agreement”) entered into by the TW Guarantors in favor of TW-SF, LLC on the Effective Date.  The TW Loan agreement and TW Guarantee Agreement contain representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement, as amended.  On December 3, 2010, the TW Loan agreement and TW Guarantee Agreement were amended to primarily conform to the new terms under the First Lien Amendment.  Under the TW Loan amendment, the TW Borrowers agreed to pay an unused commitment fee of 0.50% per year.  No borrowings occurred during 2011 and 2010 under the TW Loan with respect to the 2011 and 2010 “put” obligations.

On May 15, 2009, the TW Borrowers entered into a promissory note with TW-SF, LLC.  Interest on the promissory note accrued at a rate of 14% per year.  On the Effective Date, the TW Borrowers repaid in full all amounts outstanding under the promissory note, including interest, which as of the Effective Date was $32.6 million.

HWP Refinance Loan

On November 5, 2007, HWP entered into the $33.0 million Refinance Loan retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $213,000 are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $453,000 and $504,000 at June 30, 2011 and December 31, 2010, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

guarantee of the Refinance Loan in the event of certain specific events of default attributable to acts or failure to act by members of HWP.

Prepetition Credit Agreement

On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850.0 million term loan maturing on April 30, 2015, (ii) a revolving facility totaling $275.0 million and (iii) an uncommitted optional term loan tranche of up to $300.0 million.  The interest rate on borrowings under the Prepetition Credit Agreement could have been fixed for periods ranging from one to twelve months, subject to certain conditions.  At our option, the interest rate was based upon specified levels in excess of the applicable base rate, or LIBOR.  Commencing on September 30, 2007, SFTP, the primary borrower under the Prepetition Credit Agreement and an indirect wholly owned subsidiary of Holdings, was required to make quarterly principal repayments on the term loan in the amount of $2.1 million with all remaining principal due on April 30, 2015.  The utilization of the revolving facility was available until March 31, 2013.  The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations.  On the Effective Date, pursuant to the Plan and the Confirmation Order, the Prepetition Credit Agreement was cancelled and the lenders thereunder were paid in full.

During the Chapter 11 Filing, we recorded post-petition interest on prepetition obligations only to the extent we believed the interest would be paid during the Chapter 11 Filing or that it was probable that the interest would be an allowed claim.  Included in interest expense for the quarter ended March 31, 2010, was $31.4 million related to interest on the 2016 Notes, for the period of June 13, 2009 through December 31, 2009 that was recorded based on a change in the estimated probable allowed claim under the Chapter 11 Filing.  In addition, had we recorded interest on the 2010 Notes, the 2013 Notes, the 2014 Notes and the 2015 Notes based on our prepetition contractual obligations, interest expense would have increased by $22.8 million during the four months ended April 30, 2010.

Long-Term Debt Summary

At June 30, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Long-term debt:
Senior Credit Facility	$950,000	$950,000
HWP Refinance Loan	31,739	31,943
Other	160	1,017
Net discount	(10,880)	(11,806)
Long-term debt	971,019	971,154
Less current portions	(31,899)	(32,959)
Total long-term debt	$939,120	$938,195

7.           Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that, for greater clarity, has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $63.2 million (as of 2011 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2011, our share of the distribution will be approximately $27.2 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the “Specified Prices”).  As of June 30, 2011, we owned approximately 29.7% and 53.0% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable units of approximately 70.3% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $350.2 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  The maximum unit purchase obligations for 2012 at both parks will aggregate approximately $350.2 million, representing approximately 70.3% of the outstanding units of SFOG and 47.0% of the outstanding units of SFOT.  The annual unit purchase obligation (excluding account accumulation from prior years) aggregated approximately $31.1 million for both parks based on current purchase prices.  Pursuant to the 2011 annual offer, we purchased 0.61 units from the Texas partnership and no units from the Georgia partnership for approximately $0.9 million in May 2011.   Pursuant to the 2010 annual offer, we purchased 1.77 units from the Texas partnership and 0.83 units from the Georgia partnership for approximately $4.8 million in May 2010.  To address future purchase obligations of limited partnership units, we entered into the TW Loan, under which we did not borrow in 2011 or 2010.

In connection with our acquisition of the Former Six Flags, we entered into the Subordinated Indemnity Agreement with certain of our entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We incurred $20.7 million of capital expenditures at these parks during the 2010 season and intend to incur approximately $10.0 million of capital expenditures at these parks for the 2011 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $48.0 million of cash in 2010 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

payments to SFI or Holdings, as the case may be.  At June 30, 2011 and December 31, 2010, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners.

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

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Superior Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in our favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Superior Court on May

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12, 2008.  On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.  On April 27, 2011, the Court of Appeal affirmed the jury verdict and the Superior Court’s rulings in all respects.  On July 6, 2011, the plaintiffs’ petition for rehearing was denied and this case is no longer a contingent liability.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Patent Complaint”) in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators.  The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides.  The Patent Complaint does not include specific allegations concerning the location or manner of alleged infringement.  The Patent Complaint seeks damages and injunctive relief.  On or about July 1, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation.  Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case.  We tendered the defense of this matter to certain of the ride manufacturers.  This litigation has been stayed with respect to the Debtors since the Chapter 11 Filing and, as of the Effective Date, any further action against the Debtors with respect to this litigation is temporarily enjoined pursuant to the Plan.

On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia.  The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property next to SFOG on July 3, 2007.  Certain of the individuals were employees of the park and were off-duty at the time the altercation occurred.  The plaintiff, who had exited the park, claims that we were negligent in our security of the premises.  Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation.  Our motion to dismiss the action was denied.

On October 31, 2008, a civil action against us was commenced in the District Court of Bexar County, Texas.  The plaintiff sought damages against us for personal injuries as a result of an accident while attempting to board a ride at Six Flags Fiesta Texas.  In July 2011, we reached an agreement to settle this litigation, which settlement was covered by our liability insurance and self-insured retention amounts described above.  The terms of the settlement are confidential. An agreement to settle this litigation was also reached between the plaintiff and the ride manufacturer, which was a co-defendant in the litigation.

We terminated Jeffrey R. Speed, our former Executive Vice President and Chief Financial Officer, from his employment with us, without cause, as that term is defined in Mr. Speed’s employment agreement with us, effective October 6, 2010.  On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Holdings, SFI, SFO and SFTP, as Respondents.  Mr. Speed’s arbitration action asserted various claims relating to and arising out of his employment agreement with us.  In April 2011, the arbitrator issued an interim award finding in favor of certain of Mr. Speed’s claims and denying others. The amount of the award was $23.65 million, plus interest and attorney’s fees. In May 2011, we reached a settlement with Mr. Speed. The terms of the settlement are confidential and we recorded a $26.6 million restructuring charge in the first quarter of 2011 to reflect the full settlement and related costs after consideration of amounts previously accrued. In the second quarter of 2011, we reversed approximately $1.3 million of this charge related to a negotiated reduction in legal fees.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

HWP Guarantee

We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture was not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33.0 million term loan ($31.7 million and $31.9 million of which was outstanding at June 30, 2011 and December 31, 2010, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of HWP to repay the loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

Tax and other contingencies

At June 30, 2011 and December 31, 2010, we have accrued liabilities for tax and other indemnification contingencies of $8.1 million and $7.9 million, respectively, related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

8.                                      Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).  The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2011	$441,655
Purchase of redeemable units of SFOT and SFOG	(948)
Fresh start accounting fair market value adjustment for purchased units	(280)
Net income attributable to redeemable noncontrolling interests	17,994
Distributions to redeemable noncontrolling interests	—
Balance at June 30, 2011	$458,421

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG. The redemption value of the partnership units at June 30, 2011 and December 31, 2010 is approximately $350.2 million and $351.1 million, respectively.

Noncontrolling interests represent the third parties’ share of the assets of HWP.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2011	$4,455
Net loss attributable to noncontrolling interests	(28)
Distributions to noncontrolling interests	—
Balance at June 30, 2011	$4,427

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest was approximately 39.2% at June 30, 2011 and December 31, 2010.  Furthermore, as a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value (see Note 1(g) to the Consolidated Financial Statements in the 2010 Annual Report).  During the third quarter of 2010, we received distributions from DCP in the amount of $42.5 million.  We have accounted for our investment under the equity method and have included our investment of $5.6 million and $7.8 million as of June 30, 2011 and December 31, 2010, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

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

The following tables present segment financial information and a reconciliation of the primary segment performance measure to income (loss) from continuing operations before income taxes for the three-month and six-month periods ended June 30, 2010 and 2011 (in thousands).  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Successor		Predecessor
	Three-Month Period Ended June 30, 2011	Two-Month Period Ended June 30, 2010	One-Month Period Ended April 30, 2010

Theme park revenues	$338,673	$250,436	$70,814
Theme park cash expenses	(198,175)	(149,568)	(52,891)
Aggregate park EBITDA	140,498	100,868	17,923
Equity in income of investees — EBITDA	1,852	887	1,457
Corporate expenses	(10,296)	(7,991)	(3,054)
Stock-based compensation	(13,361)	—	(120)
Other (expense) income, net	(503)	(1,193)	163
Equity in loss of investees	(2,943)	(1,195)	(680)
Depreciation and amortization	(41,494)	(30,100)	(8,927)
Loss on disposal of fixed assets	(1,938)	(124)	(1,353)
Reorganization items, net	(334)	(977)	839,934
Restructure recovery (costs)	1,254	(16,472)	—
Interest expense	(16,507)	(14,149)	(13,743)
Interest income	245	74	44
Income from continuing operations before income taxes	$56,473	$29,628	$831,644

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Successor		Predecessor
	Six-Month Period Ended June 30, 2011	Two-Month Period Ended June 30, 2010	Four-Month Period Ended April 30, 2010

Theme park revenues	$400,008	$250,436	$128,077
Theme park cash expenses	(300,511)	(149,568)	(159,444)
Aggregate park EBITDA	99,497	100,868	(31,367)
Equity in income of investees — EBITDA	3,854	887	3,701
Corporate expenses	(20,174)	(7,991)	(15,214)
Stock-based compensation	(27,664)	—	(718)
Other (expense) income, net	(147)	(1,193)	802
Equity in loss of investees	(6,101)	(1,195)	(3,107)
Depreciation and amortization	(85,529)	(30,100)	(45,675)
Loss on disposal of fixed assets	(3,915)	(124)	(1,923)
Reorganization items, net	(834)	(977)	819,473
Restructure costs	(25,348)	(16,472)	—
Interest expense	(33,278)	(14,149)	(74,375)
Interest income	496	74	241
(Loss) income from continuing operations before income taxes	$(99,143)	$29,628	$651,838

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first six months of 2011 and 2010:

	(in thousands)
	Domestic	Foreign	Total
2011
Long-lived assets	$2,259,303	122,462	2,381,765
Revenue	353,046	46,962	400,008
(Loss) income from continuing operations before income taxes and discontinued operations	(104,513)	5,370	(99,143)

2010
Long-lived assets	$2,344,045	122,067	2,466,112
Revenue	337,577	40,936	378,513
Income from continuing operations before income taxes and discontinued operations	672,648	8,818	681,466

Long-lived assets include property and equipment and intangible assets.

10.                               Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$263,000	$69,000	$525,000	$69,000
Interest cost	2,435,000	2,425,000	4,871,000	4,846,000
Expected return on plan assets	(2,666,000)	(2,493,000)	(5,331,000)	(4,913,000)
Amortization of net actuarial loss	—	69,000	—	272,000
Total net periodic cost	$32,000	$70,000	$65,000	$274,000

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Discount rate	5.400%	5.900%	5.400%	5.900%
Rate of compensation increase	N/A	N/A %	N/A	N/A %
Expected return on plan assets	7.500%	7.500%	7.500%	7.500%

Employer Contributions

During the six months ended June 30, 2011 and 2010, we made pension contributions of $1,610,000 and $1,080,000, respectively.

11.                               Stock Repurchase

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “Stock Repurchase Plan”).  Under the Stock Repurchase Plan, during March, May and June 2011, Holdings repurchased an aggregate of 1,166,000 shares at a cumulative price of approximately $41.5 million.  Approximately $18.5 million in shares remains available for future repurchases under the Stock Repurchase Plan.  Absent amendments to the provisions of our Senior Credit Facility limiting these types of payments on an annual basis, we do not intend to repurchase any additional shares for the remainder of 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and “Item 1A. Risk Factors” in the 2010 Annual Report for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto. The Condensed Consolidated Financial Statements and this discussion and analysis reflect the effects of our reclassification of the assets, liabilities and results of parks previously divested, including our Louisville park, as discontinued operations.

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

Results of operations for the six-month periods ended June 30, 2011 and 2010 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 52% of total revenues in the first six months of 2011) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Recent Events

On June 13, 2009, the Debtors filed the Chapter 11 Filing and on April 1, 2010, the Debtors filed the Plan with the Bankruptcy Court.  On April 30, 2010, the Bankruptcy Court entered an order confirming the Plan and the Debtors emerged from Chapter 11 by consummating their restructuring through a series of transactions and, in connection with the Plan, the Debtors entered into the Senior Credit Facility and the TW Loan.  See Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

On May 5, 2011, Holdings’ Board of Directors approved a two-for-one stock split of Holdings’ common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011.  In accordance with the provisions of our stock benefit plans and as determined by Holdings’ Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the two-for-one stock split. See Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

Basis of Presentation

We follow the accounting prescribed by FASB ASC 852 which provides guidance for periods subsequent to a Chapter 11 filing regarding the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the allowed claim.  During the second quarter of 2009, we wrote-off the costs that were associated with our unsecured debt that was included in liabilities subject to compromise at April 30, 2010.  See Note 2(c) to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, have not been adjusted.

The implementation of the Plan and the application of fresh start accounting as discussed in Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report results in financial statements that are not comparable to financial statements in periods prior to emergence.

See Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report regarding the impact of the Chapter 11 Filing and the proceedings in the Bankruptcy Court on our liquidity.

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

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Summary of Operations

Summary data for the three-month periods ended June 30, 2011 and 2010 were as follows (in thousands, except per capita total revenue and percentage changes). The one-month period ended April 30, 2010 and the two-month period ended June 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010.  References in results of operations and percentage change amounts combine the two periods in order to provide comparability of such information to the three-month period ended June 30, 2011.

	Successor		Predecessor
	Three-Month Period Ended June 30, 2011	Two-Month Period Ended June 30, 2010	One-Month Period Ended April 30, 2010	Percentage Change (%)
Total revenue	$338,673	$250,436	$70,814	5
Operating expenses	120,453	89,205	35,891	(4)
Selling, general and administrative	74,062	47,050	13,538	22
Costs of products sold	27,317	21,304	6,636	(2)
Depreciation and amortization	41,494	30,100	8,927	6
Loss on disposal of assets	1,938	124	1,353	31
Interest expense, net	16,262	14,075	13,699	(41)
Equity in loss (income) of investees	1,091	308	(777)	N/M
Restructure (recovery) costs	(1,254)	16,472	—	(108)
Other expense (income), net	503	1,193	(163)	(51)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	56,807	30,605	(8,290)	155
Reorganization items, net	334	977	(839,934)	N/M
Income from continuing operations before income taxes and discontinued operations	56,473	29,628	831,644	(93)
Income tax expense	3,396	509	111,735	(97)
Income from continuing operations before discontinued operations	$53,077	$29,119	$719,909	(93)

Other Data:
Attendance	8,237	6,479	1,758	—
Total revenue per capita	$41.12	$38.65	$40.28	5

Results of Operations

Total revenue in the second quarter of 2011 totaled $338.7 million compared to $321.3 million for the second quarter of 2010, representing a 5% increase.  The increase in revenue is primarily attributable to a $2.12 (5%) increase in total revenue per capita (representing total revenue divided by total attendance), partially offset by a decrease in sponsorship and licensing revenue.  Attendance during the second quarter of 2011 grew slightly versus the second quarter of 2010.  Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge and Indoor Waterpark accommodations and other fees, increased $2.50 (7%) to $39.36 from $36.86 in the second quarter of 2010.  Admissions revenue per capita increased $1.88 (9%) in the second quarter of 2011 compared to the prior year period, and was driven primarily by improved yield on single day tickets and season pass pricing coupled with a favorable exchange rate impact on admissions revenue per capita at our parks in Mexico City and Montreal of $0.11.  Increased revenues from food and beverage, rentals, retail and catering resulted in a $0.62 (4%) increase in non-admissions per capita guest spending in the second quarter of 2011 compared to the second quarter of 2010, of which approximately $0.09 was attributable to the stronger Mexican peso and Canadian dollar.

Operating expenses for the second quarter of 2011 decreased $4.6 million (4%) compared to operating expenses in the prior year period.  The decrease was primarily driven by decreases in (i) salaries, wages and benefits ($4.6 million), (ii) utility expenses ($0.7 million), and (iii) park operating supply costs ($0.6 million).  These decreases were primarily related to our planned reduction in low margin operating days and were partially offset by an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.8 million).

Selling, general and administrative expenses for the second quarter of 2011 increased $13.5 million (22%) compared to the second quarter of 2010.  The increase primarily reflects (i) increased salaries, wages and benefits ($13.5 million) primarily related to increased stock-based compensation and (ii) increased insurance expenses ($1.3 million) partially offset by decreased advertising expenses ($0.6 million).

Cost of products sold in the second quarter of 2011 decreased $0.6 million (2%) compared to the same quarter of the prior year primarily due to our strategic decision to replace low margin outsourced concessionary operations with more profitable in-house operations.

Depreciation and amortization expense for the second quarter of 2011 increased $2.5 million (6%) compared to the second quarter of 2010.  The increase is primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1 to the Condensed Consolidated Financial Statements), (ii) our on-going capital program and (iii) the exchange rate impact at our parks in Montreal and Mexico City.

Loss on disposal of assets increased by $0.5 million in the second quarter of 2011 compared to the prior year quarter primarily related to assets being removed for our on-going capital program.

Interest expense, net, for the second quarter of 2011 decreased $11.5 million (41%) compared to the second quarter of 2010, primarily reflecting the reduction of debt as a result of the confirmation of the Plan.

Income tax expense was $3.4 million for the second quarter of 2011 compared to a $112.2 million income tax expense for the second quarter of 2010, primarily reflecting the deferred income taxes that were recorded as a result of the large gain from the application of fresh start accounting.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Summary of Operations

Summary data for the six-month periods ended June 30, 2011 and 2010 were as follows (in thousands, except per capita total revenue and percentage changes).  The four-month period ended April 30, 2010 and the two-month period ended June 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010.  References in results of operations and percentage change combine the two periods in order to provide comparability of such information to the six-month period ended June 30, 2011.

	Successor		Predecessor
	Six-Month Period Ended June 30, 2011	Two-Month Period Ended June 30, 2010	Four-Month Period Ended April 30, 2010	Percentage Change (%)
Total revenue	$400,008	$250,436	$128,077	6
Operating expenses	197,708	89,205	115,636	(3)
Selling, general and administrative	117,754	47,050	47,608	24
Costs of products sold	32,887	21,304	12,132	(2)
Depreciation and amortization	85,529	30,100	45,675	13
Loss on disposal of assets	3,915	124	1,923	91
Interest expense, net	32,782	14,075	74,134	(63)
Equity in loss (income) of investees	2,247	308	(594)	N/M
Restructure costs	25,348	16,472	—	54
Other expense (income), net	147	1,193	(802)	(62)
(Loss) income from continuing operations before reorganization items, income taxes and discontinued operations	(98,309)	30,605	(167,635)	(28)
Reorganization items, net	834	977	(819,473)	N/M
(Loss) income from continuing operations before income taxes and discontinued operations	(99,143)	29,628	651,838	(115)
Income tax (benefit) expense	(3,689)	509	112,648	(103)
(Loss) income from continuing operations before discontinued operations	$(95,454)	$29,119	$539,190	(117)

Other Data:
Attendance	9,514	6,479	3,018	—
Total revenue per capita	$42.04	$38.65	$42.43	5

Results of Operations

For the six months ended June 30, 2011, total revenue increased $21.5 million (6%), to $400.0 million compared to $378.5 million in the six months ended June 30, 2010, reflecting increased per capita guest spending.  Per capita guest spending increased $2.59 (7%) to $39.26 from $36.67 in the first six months of 2010.  Admissions revenue per capita increased $1.86 (9%) in the first half of 2011 compared to the prior year period, and was driven primarily by improved yield on single day tickets and season pass pricing coupled with a favorable exchange rate impact on admissions revenue per capita at our parks in Mexico City and Montreal of $0.13.  Increased revenues from food and beverage, rentals, retail and catering resulted in a $0.73 (4%) increase in non-admissions per capita guest spending in the first half of 2011 compared to the first half of 2010, of which approximately $0.12 was attributable to the stronger Mexican peso and Canadian dollar.

Operating expenses for the first six months of 2011 decreased $7.1 million (3%) compared to expenses in the first six months of 2010.  The decrease was primarily driven by decreases in (i) salaries, wages and benefits ($5.8 million), (ii) park operating supply costs ($1.1 million), and (iii) utility expenses ($1.1 million).  These decreases were primarily related to our planned reduction in low margin operating days and were partially offset by an unfavorable exchange rate impact at our parks in Mexico City and Montreal ($1.2 million).

Selling, general and administrative expenses for the first six months of 2011 increased $23.1 million (24%) compared to the first six months of 2010.  The increase reflects (i) an increase in salaries, wages and benefits ($25.4 million) primarily from increased stock-based compensation, (ii) increased insurance expenses ($1.6 million), and (iii) an increase in expenses related to the unfavorable exchange rate impact at our parks in Montreal and Mexico City ($0.5 million).  These increases were partially offset by a decrease in advertising expenses ($2.6 million).

Costs of products sold in the first six months of 2011 decreased $0.5 million (2%) compared to the first six months of 2010 primarily due to our strategic decision to replace low margin outsourced concessionary operations with more profitable in-house operations.

Depreciation and amortization expense for the first six months of 2011 increased $9.8 million (13%) compared to the first six months of 2010.  The increase was primarily attributable to the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(g) to the Consolidated Financial Statements contained in 2010 Annual Report), (ii) our on-going capital program and (iii) the exchange rate impact at our parks in Montreal and Mexico City.

Loss on disposal of assets increased by $1.9 million in the first six months of 2011 compared to the prior year period primarily related to assets being removed in connection with our on-going capital program.

Interest expense, net, for the first six months of 2011 decreased $55.4 million (63%) compared to the first six months of 2011, primarily reflecting an additional $45.3 million of interest accrued on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010, as well as a reduction in debt as a result of the confirmation of the Plan.

Restructure costs for the first six months of 2011 increased $8.9 million (54%) compared to the first six months of 2010.  Costs incurred during the first six months of 2011 were attributable to a $23.65 million settlement reached with our former Executive Vice President and Chief Financial Officer during May 2011 and related costs after consideration of amounts previously accrued.  Costs incurred during the first six months of 2010 were primarily severance and other costs related to our former Chief Executive Officer and other executives leaving our employ and a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Grand Prairie, Texas corporate offices.

Income tax benefit was $3.7 million for the first six months of 2011 compared to a $113.2 million income tax expense for the first six months of 2010, primarily reflecting the deferred income taxes that were recorded as a result of fresh start accounting.

Liquidity, Capital Commitments and Resources

On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in our parks (including capital projects) and payments to our partners in the Partnership Parks.   During the six months ended June 30, 2011, Holdings paid $3.3 million in cash dividends on its common stock.  SFI did not pay a dividend on SFI’s common stock during the four months ended April 30, 2010 and Holdings did not pay a dividend on its common stock during the two months ended June 30, 2010.  In addition, on February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period.  During the six months ended June 30, 2011, Holdings repurchased an aggregate of approximately 1,166,000 shares at a cumulative price of approximately $41.5 million.  Absent amendments to the provisions of our Senior Credit Facility limiting these types of payments on an annual basis, we do not intend to repurchase any additional shares for the remainder of 2011.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Senior Credit Facility and the TW Loan will be adequate to meet our liquidity needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements, obligations under arrangements relating to the Partnership Parks and common stock repurchases.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and “Item 1A. Risk Factors” in the 2010 Annual Report. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences.  However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather or these other types of occurrences on our consolidated results.  If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or be required to repay amounts outstanding under the Senior Credit Facility and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note

Regarding Forward-Looking Statements” in this Quarterly Report and “Item 1A. Risk Factors” in the 2010 Annual Report.

As of June 30, 2011, our total indebtedness, net of discount, was approximately $971.0 million.  Based on estimated interest rates for floating-rate debt, annual cash interest payments for the twelve months following June 30, 2011 on (i) non-revolving credit debt outstanding on that date and (ii) anticipated levels of working capital revolving borrowings for the period will aggregate approximately $55.0 million.  Neither the Senior Credit Facility nor the TW Loan matures before June 30, 2015 except that $9.5 million of principal amortizes each year commencing in March 2013.  We currently plan on spending approximately 9% of full year revenue on capital expenditures for the 2011 calendar year.  As of June 30, 2011, we had approximately $142.1 million of unrestricted cash and $90.4 million available for borrowing under the Revolving Loan.

Due to the seasonal nature of our business, we are largely dependent upon the Revolving Loan totaling $120.0 million to fund off-season expenses.  Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Revolving Loan, we would likely be unable to pay in full our off-season obligations.   A default under the Revolving Loan could permit the lenders under the Senior Credit Facility to accelerate the obligations thereunder.  The Revolving Loan expires on June 30, 2015.  The terms and availability of the Senior Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

As more fully described in Note 1 and Note 6 to the Condensed Consolidated Financial Statements contained in this Quarterly Report, on the Effective Date we entered into a $150.0 million TW Loan to provide a source of funds to permit us to purchase limited partnership units in the Partnership Parks above specified levels pursuant to our annual offer to purchase.  We did not make any borrowings under the TW Loan to fund our “put” obligations in 2011.  See Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report for a more detailed description of our obligations under the Partnership Park arrangements.

For a more detailed description of the indebtedness incurred on the Effective Date, see Note 1 and Note 6 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

During the six months ended June 30, 2011, net cash provided by operating activities was $57.8 million.  Net cash used in investing activities in the first six months of 2011 was $57.1 million, consisting primarily of capital expenditures, partially offset by the property insurance proceeds we received for insurance claims related to our parks in Georgia and Maryland as well as $2.5 million received from the maturity of restricted use investments.  Net cash used in financing activities in the first six months of 2011 was $47.0 million, primarily attributable to the repurchase of stock and the payment of cash dividends.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2011, there have been no material changes in our market risk exposure from that disclosed in the 2010 Annual Report.

Item 4.      Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2011, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 in the 2010 Annual Report and in Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  There are no material developments concerning our legal proceedings during the six-month period ended June 30, 2011, except as set forth below.

On February 1, 2007, Images Everywhere, Inc. and John Shawn Productions, Inc. filed a case against SFTP and Event Imaging Solutions, Inc. in the Superior Court of the State of California County of Los Angeles, Central District.  The plaintiffs provided photographic services to certain of our parks under license agreements and/or under a consulting arrangement.  In October 2006, we terminated our business relationship with the plaintiffs and thereafter entered into a settlement agreement with John Shawn Productions, Inc. regarding certain of the license agreements.  As a result of this termination, the plaintiffs brought suit claiming an unspecified amount in “excess of” $20 million in damages, which they later revised to two alternative theories in the respective amounts of approximately $15 million or $11 million.  The plaintiffs claimed that their services were wrongfully terminated and asserted causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing.  The plaintiffs brought separate claims against defendant Event Imaging Solutions, Inc. for intentional interference with contractual relations.  In a summary judgment ruling on December 19, 2007, the Superior Court dismissed additional claims against us for breach of fiduciary duty, constructive fraud and punitive damages.  The case was tried before a jury during the two-week period from March 17 to March 28, 2008, and the jury rendered a verdict in our favor, dismissing the claim.  The plaintiffs filed a motion for a new trial, which was dismissed by the Superior Court on May 12, 2008.  On May 28, 2008, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District.  On April 27, 2011, the Court of Appeal affirmed the jury verdict and the Superior Court’s rulings in all respects.  On July 6, 2011, the plaintiffs’ petition for rehearing was denied and this case is no longer a contingent liability.

On October 31, 2008, a civil action against us was commenced in the District Court of Bexar County, Texas.  The plaintiff sought damages against us for personal injuries as a result of an accident while attempting to board a ride at Six Flags Fiesta Texas.  In July 2011, we reached an agreement to settle this litigation, which settlement was covered by our liability insurance and self-insured retention described above.  The terms of the settlement are confidential.  An agreement to settle this litigation was also reached between the plaintiff and the ride manufacturer, which was a co-defendant in the litigation.

The Company terminated Jeffrey R. Speed, the former Executive Vice President and Chief Financial Officer of the Company, from his employment with the Company, without cause, as that term is defined in Mr. Speed’s employment agreement with the Company, effective October 6, 2010.  On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Holdings, SFI, SFO and SFTP, as Respondents.  Mr. Speed’s arbitration action asserted various claims relating to and arising out of his employment agreement with the Company.  In April 2011, the arbitrator issued an interim award finding in favor of certain of Mr. Speed’s claims and denying others. The amount of the award was $23.65 million, plus interest and attorney’s fees. In May 2011, the Company reached a settlement with Mr. Speed. The terms of the settlement are confidential and the Company recorded a $26.6 million restructuring charge in the first quarter of 2011 to reflect the full settlement and related costs after consideration of amounts previously accrued. In the second quarter of 2011, we reversed approximately $1.3 million of this charge related to a negotiated reduction in legal fees.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011, Holdings’ Board of Directors announced a stock repurchase program authorizing the purchase, at the discretion of management, of up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “Stock Repurchase Plan”).  During March 2011 under the Stock Repurchase Plan, we repurchased 591,068 shares, as adjusted to reflect the Company’s two-for-one stock split in June 2011, at a cumulative price of approximately $19.5 million.

The following table sets forth information regarding purchases of Holdings’ common stock during the three-month period ended June 30, 2011.

	Total number of shares purchased (a) (b)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
April 1, 2011 to April 30, 2011	—	$—	—	$40,000,000
Month 2
May 1, 2011 to May 31, 2011	346,800	37.99	346,800	27,000,000
Month 3
June 1, 2011 to June 30, 2011	227,946	38.65	227,946	18,000,000
Total	574,746	$38.26	574,746	$18,000,000

(a)          These shares were purchased in the open market.

(b)         Share and per share amounts have been retroactively adjusted to reflect Holdings’ June 2011 two-for-one stock split discussed in Note 2 in the Condensed Consolidated Financial Statements in this Quarterly Report.

Item 6.  Exhibits

Exhibit 3.1*	Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended

Exhibit 10.1

Amendment No. 1 to the Six Flags Entertainment Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on May 5, 2011, Commission File No. 001-13703)

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
(Registrant)

/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

/s/ John M. Duffey
John M. Duffey
Executive Vice President and
Chief Financial Officer

Date:   August 8, 2011

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.1*	Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended

Exhibit 10.1

Amendment No. 1 to the Six Flags Entertainment Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on May 5, 2011, Commission File No. 001-13703)

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