Form 10-Q
period 2011-09-30
Six Flags Entertainment Corp
filed 2011-11-07
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 1, 2011, Six Flags Entertainment Corporation had 55,022,377 outstanding shares of common stock, par value $0.025 per share.

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

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com.  References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Quarterly Report.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn:  Investor Relations.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,763	$187,061
Accounts receivable	50,706	20,255
Inventories	26,380	23,542
Prepaid expenses and other current assets	40,869	36,055

Total current assets	422,718	266,913

Other assets:
Debt issuance costs	34,748	40,675
Restricted-use investment securities	308	2,938
Deposits and other assets	10,841	16,639

Total other assets	45,897	60,252

Property and equipment, at cost	1,525,081	1,470,986
Less accumulated depreciation	(216,969)	(105,901)

Total property and equipment	1,308,112	1,365,085

Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	397,061	410,755

Total assets	$2,804,036	$2,733,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,785	$33,342
Accrued compensation, payroll taxes and benefits	38,089	34,563
Accrued insurance reserves	35,835	36,546
Accrued interest payable	10,270	3,413
Other accrued liabilities	37,747	39,175
Deferred income	48,764	25,251
Current portion of long-term debt	31,679	32,959

Total current liabilities	228,169	205,249

Long-term debt	939,600	938,195
Other long-term liabilities	40,243	42,482
Deferred income taxes	216,331	237,509

Total liabilities	1,424,343	1,423,435

Redeemable noncontrolling interests	458,421	441,655

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares and 60,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 54,941,577 and 55,728,218 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (1)	1,374	697
Capital in excess of par value	829,966	818,799
Retained earnings	97,052	48,404
Accumulated other comprehensive loss	(11,860)	(4,192)

Total Six Flags Entertainment Corporation stockholders’ equity	916,532	863,708
Noncontrolling interests	4,740	4,455

Total equity	921,272	868,163

Total liabilities and equity	$2,804,036	$2,733,253

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

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Theme park admissions	$263,388	$259,592
Theme park food, merchandise and other	194,634	196,631
Sponsorship, licensing and other fees	12,927	14,762
Accommodations revenue	4,656	4,602
Total revenue	475,605	475,587
Operating expenses (excluding depreciation and amortization shown separately below)	130,417	136,616
Selling, general and administrative (including stock-based compensation of $6,652 in 2011 and $5,221 in 2010, and excluding depreciation and amortization shown separately below)	48,431	52,686
Costs of products sold	34,594	36,253
Depreciation	37,320	39,419
Amortization	4,512	4,512
Loss on disposal of assets	2,190	1,004
Interest expense	16,682	20,672
Interest income	(186)	(259)
Equity in loss of investees	766	721
Loss on debt extinguishment	—	957
Other (income) expense, net	(340)	4,467
Restructure (recovery) costs	(202)	14,990
Income from continuing operations before reorganization items, income taxes and discontinued operations	201,421	163,549
Reorganization items, net	609	3,993
Income from continuing operations before income taxes and discontinued operations	200,812	159,556
Income tax (benefit) expense	(10,376)	8,034
Income from continuing operations before discontinued operations	211,188	151,522

(Loss) income from discontinued operations	(11)	156
Net income	211,177	151,678

Less: Net income attributable to noncontrolling interests	(18,307)	(18,143)
Net income attributable to Six Flags Entertainment Corporation	$192,870	$133,535

Net income applicable to Six Flags Entertainment Corporation common stockholders	$192,870	$133,535
Weighted average common shares outstanding(1):
Basic	54,694	55,170
Diluted	56,238	55,170

Net income per average common share outstanding — basic(1):
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$3.53	$2.42
(Loss) income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$3.53	$2.42

Net income per average common share outstanding — diluted(1):
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$3.43	$2.42
(Loss) income from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$3.43	$2.42

Cash dividends declared per common share(1)	$0.06	—

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$192,881	$133,379
(Loss) income from discontinued operations	(11)	156
Net income	$192,870	$133,535

(1)   All share and per share amounts have been retroactively adjusted to reflect Holdings’ two-for-one split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010
	(unaudited)	(unaudited)
Theme park admissions	$473,287	$392,218	$59,270
Theme park food, merchandise and other	358,218	300,939	52,054
Sponsorship, licensing and other fees	31,418	26,071	11,259
Accommodations revenue	12,690	6,795	5,494
Total revenue	875,613	726,023	128,077
Operating expenses (excluding depreciation and amortization shown separately below)	328,125	225,821	115,636
Selling, general and administrative (including stock-based compensation of $34,316 in 2011, $5,221 in the five months ended September 30, 2010 and $718 in the four months ended April 30, 2010 and excluding depreciation and amortization shown separately below)	166,185	99,736	47,608
Costs of products sold	67,481	57,557	12,132
Depreciation	113,821	66,508	45,373
Amortization	13,540	7,523	302
Loss on disposal of assets	6,105	1,128	1,923
Interest expense (contractual interest expense was $65,820 for the four months ended April 30, 2010)	49,960	34,821	74,375
Interest income	(682)	(333)	(241)
Equity in loss (income) of investees	3,013	1,029	(594)
Loss on debt extinguishment	—	957	—
Other (income) expense, net	(193)	5,660	(802)
Restructure costs	25,146	31,462	—
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	103,112	194,154	(167,635)
Reorganization items, net	1,443	4,970	(819,473)
Income from continuing operations before income taxes and discontinued operations	101,669	189,184	651,838
Income tax (benefit) expense	(14,065)	8,543	112,648
Income from continuing operations before discontinued operations	115,734	180,641	539,190

(Loss) income from discontinued operations	(113)	(615)	9,759
Net income	115,621	180,026	548,949

Less: Net income attributable to noncontrolling interests	(36,273)	(35,679)	(76)
Net income attributable to Six Flags Entertainment Corporation	$79,348	$144,347	$548,873

Net income applicable to Six Flags Entertainment Corporation common stockholders	$79,348	$144,347	$548,873
Weighted average common shares outstanding (1):
Basic	55,101	55,032	98,054
Diluted	56,539	55,032	98,054

Net income per average common share outstanding — basic(1):
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.44	$2.63	$5.50
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	(0.01)	0.10
Net income applicable to Six Flags Entertainment Corporation common stockholders	$1.44	$2.62	$5.60

Net income per average common share outstanding —diluted(1):
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.40	$2.63	$5.50
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	(0.01)	0.10
Net income applicable to Six Flags Entertainment Corporation common stockholders	$1.40	$2.62	$5.60

Cash dividends declared per common share(1)	$0.12	—	—

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$79,461	$144,962	$539,114
(Loss) income from discontinued operations	(113)	(615)	9,759
Net income	$79,348	$144,347	$548,873

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

Item 1.       Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2011	2010
Net income	$211,177	$151,678
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12,329)	3,012
Net other comprehensive (loss) income	(12,329)	3,012

Comprehensive income	198,848	154,690
Comprehensive income attributable to noncontrolling interests	(18,307)	(18,143)
Comprehensive income attributable to Six Flags Entertainment Corporation	$180,541	$136,547

See accompanying notes to condensed consolidated financial statements.

Item 1.       Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010
	(unaudited)	(unaudited)
Net income	$115,621	$180,026	$548,949
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,668)	175	5,419
Defined benefit retirement plan	—	—	1,902
Change in cash flow hedging	—	—	(559)
Net other comprehensive (loss) income	(7,668)	175	6,762

Comprehensive income	107,953	180,201	555,711
Comprehensive income attributable to noncontrolling interests	(36,273)	(35,679)	(76)
Comprehensive income attributable to Six Flags Entertainment Corporation	$71,680	$144,522	$555,635

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock
	Shares issued	Amount	Shares issued (1)	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total Six Flags Entertainment Corporation	Non- controlling interests	Total
Balances at January 1, 2011 (Successor)	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	—	—	369,773	10	6,051	—	—	6,061	—	6,061
Stock-based compensation	—	—	—	—	22,702	—	—	22,702	—	22,702
Dividends declared to common shareholders	—	—	—	—	—	(6,627)	—	(6,627)	—	(6,627)
Repurchase of common stock	—	—	(1,165,814)	(15)	(17,135)	(24,353)	—	(41,503)	—	(41,503)
Two-for-one common stock split	—	—	—	682	(682)	—	—	—	—	—
Employee stock purchase plan	—	—	9,400	0	231	—	—	231	—	231
Fresh start valuation adjustment for SFOT units purchased	—	—	—	—	—	280	—	280	—	280
Net income	—	—	—	—	—	79,348	—	79,348	—	79,348
Net other comprehensive loss	—	—	—	—	—	—	(7,668)	(7,668)	—	(7,668)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	285	285
Balances at September 30, 2011 (Successor)	—	—	54,941,577	$1,374	$829,966	$97,052	$(11,860)	$916,532	$4,740	$921,272

(1)          All Successor common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock
	Shares issued	Amount	Shares issued (1)	Amount	Capital in excess of par value	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Total Six Flags Entertainment Corporation	Non- controlling interests	Total
Balances at January 1, 2010 (Predecessor)	—	—	98,325,936	$2,458	$1,506,152	$(2,059,487)	$(33,297)	$(584,174)	$—	$(584,174)
Stock-based compensation	—	—	—	—	2,003	—	—	2,003	—	2,003
Net income	—	—	—	—	—	548,873	—	548,873	—	548,873
Net other comprehensive income	—	—	—	—	—	—	6,762	6,762	—	6,762
Adoption of FASB ASC 810 as of January 1, 2010 (Note 2 (a))	—	—	—	—	—	—	—	—	5,016	5,016
Cancellation of Predecessor Company common stock	—	—	(98,325,936)	(2,458)	(1,508,155)	—	—	(1,510,613)	—	(1,510,613)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	1,510,614	26,535	1,537,149	127	1,537,276
Issuance of new common stock	—	—	54,777,778	685	805,106	—	—	805,791	—	805,791
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	76	76

Balances at April 30, 2010 (Successor)	—	—	54,777,778	685	805,106	—	—	805,791	5,219	811,010
Net income	—	—	—	—	—	144,347	—	144,347	—	144,347
Issuance of common stock	—	—	911,228	11	5,210	—	—	5,221	—	5,221
Net other comprehensive income	—	—	—	—	—	—	175	175	—	175
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	127	127

Balances at September 30, 2010 (Successor)	—	—	55,689,006	$696	$810,316	$144,347	$175	$955,534	$5,346	$960,880

(1)          All Successor common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2011, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2011 (unaudited)	Period from May 1 through September 30, 2010 (unaudited)	Period from January 1 through April 30, 2010
Cash flow from operating activities:
Net income	$115,621	$180,026	$548,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities before reorganization activities:
Depreciation and amortization	127,361	74,031	45,675
Stock-based compensation	34,316	5,221	718
Interest accretion on notes payable	1,406	759	—
Loss on debt extinguishment	—	957	—
Reorganization items, net	1,443	4,970	(819,473)
Gain on discontinued operations	—	(89)	(8,323)
Amortization of debt issuance costs	5,926	2,920	962
Other, including loss on disposal of assets	5,867	3,776	1,830
Increase in accounts receivable	(31,324)	(23,595)	(11,375)
(Increase) decrease in inventories, prepaid expenses and other current assets	(8,423)	6,328	(6,483)
Decrease in deposits and other assets	5,790	12,842	232
Increase (decrease) in accounts payable, deferred income, accrued liabilities and other long-term liabilities	19,771	(20,415)	27,268
Increase (decrease) in accrued interest payable	6,857	10,746	(34,132)
Deferred income tax (benefit) expense	(19,583)	5,315	108,557

Total adjustments	149,407	83,766	(694,544)

Net cash provided by (used in) operating activities before reorganization activities	265,028	263,792	(145,595)

Cash flow from reorganization activities:
Cash used in reorganization activities	(16,353)	(27,752)	(62,325)

Total net cash provided by (used in) operating activities	248,675	236,040	(207,920)

Cash flow from investing activities:
Additions to property and equipment	(69,789)	(31,905)	(42,956)
Property insurance recovery	536	8,000	5,831
Capital expenditures of discontinued operations	—	—	(110)
Return of capital from DCP	—	38,122	—
Acquisition of theme park assets	(19)	—	(48)
Cash from the consolidation of HWP Development, LLC	—	—	462
Maturities of restricted-use investments	2,630	98	25
Purchase of restricted-use investments	—	(187)	(17)
Proceeds from sale of discontinued operations	—	2,339	—
Gross proceeds from sale of assets	212	5	12

Net cash (used in) provided by investing activities	(66,430)	16,472	(36,801)

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010
	(unaudited)	(unaudited)
Cash flow from financing activities:
Repayment of borrowings	$(9,280)	$(26,969)	$(1,470,255)
Proceeds from borrowings	8,000	—	1,013,050
Payment of debt issuance costs	(549)	(1,814)	(40,001)
Net proceeds from issuance of common stock	6,291	—	630,500
Payment of cash dividends	(6,521)	—	—
Stock repurchase	(41,503)	—	—
Purchase of redeemable noncontrolling interests	(948)	(4,795)	—
Noncontrolling interest distributions	(17,994)	(17,776)	—

Net cash (used in) provided by financing activities	(62,504)	(51,354)	133,294

Effect of exchange rate changes on cash	(2,039)	(270)	1,107

Increase (decrease) in cash and cash equivalents	117,702	200,888	(110,320)

Cash and cash equivalents at beginning of period	187,061	54,510	164,830

Cash and cash equivalents at end of period	$304,763	$255,398	$54,510

Supplemental cash flow information:

Cash paid for interest	$35,772	$20,397	$106,954

Cash paid for income taxes	$6,889	$3,066	$4,005

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

On June 1, 2011, the Delayed Draw Equity Purchase commitment expired.

•                Financing at Emergence.  On the Effective Date, we entered into two exit financing facilities:  (i) an $890.0 million senior secured first lien credit facility comprised of a $120.0 million revolving loan facility, which could have been increased up to $150.0 million in certain circumstances, and a $770.0 million term loan facility (the “Exit First Lien Term Loan”) and (ii) a $250.0 million senior secured second lien term loan facility.  On August 5, 2010, we made a discretionary $25.0 million prepayment on the Exit First Lien Term Loan and recorded a $957,000 net loss on the debt extinguishment.  On December 3, 2010, we entered into an amendment (the “First Lien Amendment”) that increased the senior secured first lien credit facility (the “Senior Credit Facility”) to $1,070.0 million comprised of a $120.0 million revolving loan facility, which may be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the “Senior Term Loan”).  In connection with the First Lien Amendment, we repaid in full and terminated the $250.0 million senior secured

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

second lien term loan facility and recorded an approximate $17.5 million net loss on the early repayment of debt for the year ended December 31, 2010.

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

On May 5, 2011, Holdings’ Board of Directors approved a two-for-one stock split of Holdings’ common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011.  In accordance with the provisions of our stock benefit plans and as determined by Holdings’ Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the two-for-one stock split. All Successor share and per share amounts presented in the condensed consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.  No retroactive adjustments were required for the Predecessor share and per share amounts as all Predecessor common stock, preferred stock purchase rights, PIERS and ownership interests were cancelled on the Effective Date as described in Note 1.

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

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains additional information on our results of operations and our financial position and should be read in conjunction with the condensed consolidated financial statements and notes.  The 2010 Annual Report and the quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 include additional information about us, our operations and our financial position and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the nine-month period ended September 30, 2011 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

a.              Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.  We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  Furthermore, as a result of adopting FASB ASC Topic 810, Consolidation (“FASB ASC 810”) on January 1, 2010, we consolidate HWP Development, LLC (“HWP”) as a subsidiary in our condensed consolidated financial statements, a joint venture in which we own an approximate 41% interest at September 30, 2011, as we satisfy the qualifications of being a primary beneficiary of this entity.  Prior to adopting FASB ASC 810 on January 1, 2010, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance.  The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying condensed consolidated balance sheets as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See Note 8.

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

In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded carrying amount should be adjusted to the allowed claim.  During the second quarter of 2009, we wrote-off costs that were associated with unsecured debt that was included in liabilities subject to compromise at April 30, 2010.  Premiums and discounts as well as debt issuance cost on debt that was not subject to compromise, such as fully secured claims, were not adjusted.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Period from May 1 through September 30, 2010	Period from January 1 through April 30, 2010

Gain on settlement of liabilities subject to compromise	—	—	(1,087,516)
Fresh start reporting adjustments	—	—	178,475
Costs and expenses directly related to the reorganization	1,443	4,970	89,568
Total reorganization items	$1,443	4,970	(819,473)

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, constituting professional fees and finance fees, during the nine months ended September 30, 2011 and 2010 totaled $16.4 million and $90.1 million, respectively. The substantial majority of fees paid in 2011 were expensed in the prior year.

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

e.               Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2010, we had recorded a valuation allowance of $420.1 million due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire.  The valuation allowance was decreased by $42.0 million through September 30, 2011, in respect of the net income before income taxes generated during the nine months ended September 30, 2011.  In addition, we increased the valuation allowance by $1.7 million through September 30, 2011 related to other comprehensive income (loss).

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of September 30, 2011, we have no accrued interest and penalties liability.

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

h.              Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents.  In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.  For periods commencing after the Effective Date, computations for basic and diluted earnings (loss) per share are retroactively adjusted to reflect the effect of the June 2011 two-for-one stock split.

For the three-month period ended September 30, 2011, the computation of diluted earnings per share included the effect of dilutive stock options to purchase 1,544,000 shares and excluded the effect of antidilutive stock options to purchase 1,482,000 shares.   Earnings per common share for the three-month period ended September 30, 2011 was calculated as follows (in thousands, except per share amounts):

Net income attributable to Six Flags Entertainment Corporation common stockholders	$192,870
Weighted average common shares outstanding - basic	54,694
Effect of dilutive stock options	1,544
Weighted average common shares outstanding - diluted	56,238
Earnings per share - basic	$3.53
Earnings per share - diluted	$3.43

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For the nine-month period ended September 30, 2011, the computation of diluted earnings per share included the effect of dilutive stock options to purchase 1,438,000 shares and excluded the effect of antidilutive stock options to purchase 1,498,000 shares.  Earnings per common share for the nine-month period ended September 30, 2011 was calculated as follows (in thousands, except per share amounts):

Net income attributable to Six Flags Entertainment Corporation common stockholders	$79,348
Weighted average common shares outstanding - basic	55,101
Effect of dilutive stock options	1,438
Weighted average common shares outstanding - diluted	56,539
Earnings per share - basic	$1.44
Earnings per share - diluted	$1.40

For the three-month period and five-month period ended September 30, 2010, the weighted average number of shares of common stock used in our diluted earnings per share calculation did not include stock options to purchase 5,063,000 shares as the effect of the exercise of such options is antidiultive.

By operation of the Plan, the Predecessor stock options, PIERS and SFI’s 4.50% Convertible Senior Notes due 2015 were cancelled as of the Effective Date.  For the four months ended April 30, 2010, diluted shares outstanding equaled basic shares outstanding as no common stock equivalents were outstanding at April 30, 2010.

i.                 Reclassifications

Reclassifications have been made to certain amounts reported in 2010 to conform to the 2011 presentation.

j.                 Stock Benefit Plans

Successor

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, “Awards”) to select employees, officers, directors and consultants of Holdings’ and its affiliates.  The Long-Term Incentive Plan provides that no more than 9,666,666 shares of common stock of Holdings, as adjusted to reflect Holdings’ two-for-one stock split in June 2011, may be issued pursuant to Awards under the Long-Term Incentive Plan.  At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.

During the three months ended September 30, 2011 and 2010, stock-based compensation expense related to the Long-Term Incentive Plan was $6.6 million and $5.2 million, respectively.  During the nine months ended September 30, 2011 and five months ended September 30, 2010, stock-based compensation expense related to the Long-Term Incentive Plan was $34.2 million and $5.2 million, respectively.

As of September 30, 2011, options to purchase approximately 6,145,000 shares of common stock of Holdings and approximately 560,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 162,000 shares were available for future grant.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Successor - Stock Options

Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options.  Options are granted with an exercise price of not less than the closing price of the common stock of Holdings on the date of grant.  Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. Options are generally granted with a 10-year term.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

The weighted-average assumptions used to estimate the fair value of stock options granted in the nine months ended September 30, 2011 and five months ended September 30, 2010 were as follows:

	Nine Months Ended September 30, 2011		Five Months Ended September 30, 2010
	CEO	Employees	CEO	Employees
Risk-free interest rate	—	1.64%	2.16%	1.91%
Expected term (in years)	—	6.25	6.25	6.25
Expected volatility	—	43.69%	44.11%	43.97%
Expected dividend yield	—	0.66%	—	—

Stock option activity for the nine months ended September 30, 2011 was as follows:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2011	5,041,000	18.79
Granted	1,564,000	33.26
Exercised	(350,000)	17.34
Canceled or exchanged	—	—
Forfeited	(110,000)	19.54
Expired	—	—
Balance at September 30, 2011	6,145,000	22.47	9.14	40,831,000
Vested and expected to vest at September 30, 2011	6,033,000	22.40	9.13	40,382,000
Options exercisable at September 30, 2011	859,000	19.14	8.92	7,370,000

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2011 and the five months ended September 30, 2010 was $13.82 and $8.22, respectively.

During the nine months ended September 30, 2011, the total intrinsic value of options exercised was $5.0 million.  During the five months ended September 30, 2010, no options were exercised.  The

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

total fair value of options that vested during the nine months ended September 30, 2011 and the five months ended September 30, 2010 was $9.9 million and $0.2 million, respectively.

As of September 30, 2011, there was $36.9 million of unrecognized compensation expense related to option awards, which is expected to be recognized over a weighted-average period of 3.4 years.

Cash received from the exercise of stock options during the nine months ended September 30, 2011 was $6.1 million.

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

During the nine months ended September 30, 2011, approximately 5,000 shares of stock were granted to our Chief Executive Officer as part of his 2010 bonus award.  In addition to the stock issued during the nine months ended September 30, 2011, performance awards had previously been made that could result in an additional 1,410,000 shares being granted to certain key employees based on our EBITDA performance in 2011 and 2012.  In accordance with FASB ASC Topic 718, Stock Compensation, we have accrued as a liability $17.2 million of stock-based compensation expense with respect to the performance awards as of September 30, 2011.  The total unrecognized compensation expense related to these awards based on the closing market price of the common stock of Holdings on September 30, 2011 was $21.9 million, which will be expensed over the service period of the awards unless achievement of the performance condition becomes improbable.  We will evaluate the probability of achieving these performance conditions on an on-going basis and record the appropriate expense if necessary.

During the nine months ended September 30, 2011, a performance award was granted that could result in an additional 843,000 shares being granted to certain key employees based on the EBITDA performance of the Company in 2013-2015.  There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of September 30, 2011.  The total unrecognized compensation expense related to this award based on the closing market price of the common stock of Holdings on September 30, 2011 is $23.4 million that will be expensed over the service period if it becomes probable of achieving the performance condition.  We will continue to evaluate the probability of achieving these performance conditions going forward and record the appropriate expense if necessary.

Stock, restricted stock and restricted stock unit activity for the nine months ended September 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2011	747,000	18.37
Granted	23,000	35.13
Vested	(207,000)	18.99
Forfeited	(3,000)	16.25
Cancelled	—	—
Non-vested balance at September 30, 2011	560,000	18.82

The total grant date fair value of the stock awards granted during the nine months ended September 30, 2011 and the five months ended September 30, 2010 was $0.8 million and $16.4 million, respectively.  The total fair value of stock awards that vested during the nine months ended September 30, 2011 and the five months ended September 30, 2010 was $3.9 million and $2.4 million, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2011, there was $6.2 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.8 years.

Successor - Employee Stock Purchase Plan

On September 15, 2010 and subject to stockholder approval, Holdings’ Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the “ESPP”) under Section 423 of the Internal Revenue Code.  On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective.  The ESPP allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deduction (“purchase rights”) are used to purchase shares of common stock at the end of each purchase period.  Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011.  Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market.   At September 30, 2011, we had 990,600 shares available for purchase pursuant to the ESPP.

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

For the three-month period ended September 30, 2011, stock-based compensation related to the purchase rights was determined using a Black-Scholes option-pricing formula. The weighted-average assumptions used to estimate the fair value of purchase rights for the three months ended September 30, 2011 are as follows:

Three Months Ended September 30, 2011
Risk-free interest rate	0.10%
Expected term (in years)	0.5
Expected volatility	28.60%
Expected dividend yield	0.62%

During the nine-month period ended September 30, 2011, we recognized $0.2 million of stock-based compensation expense relating to the ESPP.

As of September 30, 2011, 11,600 purchase rights were outstanding under the ESPP.  The total intrinsic value of purchase rights exercised during the nine-month period ended September 30, 2011 was $0.1 million.

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

During the four months ended April 30, 2010, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $2.0 million of which $1.3 million was recorded in reorganization items as the grants were canceled as a result of the Plan.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On the Effective Date, all stock-based compensation arrangements and awards of SFI were cancelled.  Immediately upon cancellation, we recorded $618,000 of unrecognized compensation costs associated with the cancelled restricted stock awards as a reorganization item.

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

The condensed consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations.  As of September 30, 2011 and December 31, 2010, there were no assets or liabilities held for sale related to any of our parks that had been sold, excluding contingent liabilities discussed in Note 7.

The following tables summarize our (loss) income from discontinued operations for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010

Operating revenue	$—	$111
Loss from discontinued operations before income taxes	—	(280)
(Increase) decrease in contingent liabilities from sale indemnities	(11)	347
Gain on assets held for sale	—	89
(Loss) income from discontinued operations	$(11)	$156

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Five Months Ended September 30, 2010	Four Months Ended April 30, 2010

Operating revenue	$—	$111	$127
Loss from discontinued operations before income taxes	—	(774)	(2,633)
(Increase) decrease in contingent liabilities from sale indemnities	(113)	70	10,308
Gain on assets held for sale	—	89	2,084
(Loss) income from discontinued operations	$(113)	$(615)	$9,759

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On the Effective Date, we settled all obligations under the interest rate swaps.  As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as a reorganization item.

5.            Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at September 30, 2011 and December 31, 2010 and classification of such instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$308	308	$2,938	2,938
Long-term debt (including current portion)	(971,279)	(957,185)	(971,154)	(981,708)

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

On December 3, 2010, the First Lien Credit Agreement was amended (the “First Lien Amendment”) to increase the Senior Credit Facility to $1.070 billion comprised of $120.0 million

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

revolving loan facility (the “Revolving Loan”) (none of which was outstanding at September 30, 2011 and December 31, 2010 (excluding letters of credit in the amount of $29.6 million and $27.6 million, respectively)), which may be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the “Senior Term Loan”) (all of which was outstanding at September 30, 2011 and December 31, 2010).  Interest on the Senior Credit Facility accrues at an annual rate equal to LIBOR + 4.25% in the case of the Revolving Loan, with a 1.50% LIBOR floor (no draws outstanding at September 30, 2011) and LIBOR + 3.75% in the case of the Senior Term Loan, with a 1.50% LIBOR floor (5.25% at September 30, 2011).  Interest on the Senior Term Loan is subject to a 0.25% reduction based on the Company achieving certain rating agency levels or senior secured leverage ratio amounts.  In March 2011, we received this 0.25% reduction when our corporate rating was improved to BB- by Standard & Poor’s.  The First Lien Credit Agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant.  The First Lien Amendment eliminated the first lien leverage maintenance covenant and relaxed certain other negative covenants.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

HWP Refinance Loan

On November 5, 2007, HWP entered into the $33.0 million Refinance Loan retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $213,000 are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $297,000 and $504,000 at September 30, 2011 and December 31, 2010, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

Long-Term Debt Summary

At September 30, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Long-term debt:
Senior Credit Facility	$950,000	$950,000
HWP Refinance Loan	31,679	31,943
Other	—	1,017
Net discount	(10,400)	(11,806)
Long-term debt	971,279	971,154
Less current portions	(31,679)	(32,959)
Total long-term debt	$939,600	$938,195

7.           Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that, for greater clarity, has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions of approximately $63.2 million (as of 2011 and subject to annual cost of living adjustments thereafter) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2011, our share of the distribution will be approximately $27.3 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

unit holders).  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the “Specified Prices”).  As of September 30, 2011, we owned approximately 29.7% and 53.0% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable units of approximately 70.3% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $350.2 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

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

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of our entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.  We incurred $20.7 million of capital expenditures at these parks during the 2010 season and intend to incur approximately $10.0 million of capital expenditures at these parks for the 2011 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $48.0 million of cash in 2010 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be.  At September 30, 2011 and December 31, 2010, we had total loans receivable outstanding of $239.3 million, respectively, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

We terminated Jeffrey R. Speed, our former Executive Vice President and Chief Financial Officer, from his employment with us, without cause, as that term is defined in Mr. Speed’s employment agreement with us, effective October 6, 2010.  On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Holdings, SFI, SFO and SFTP, as Respondents.  Mr. Speed’s arbitration action asserted various claims relating to and arising out of his employment agreement with us.  In April 2011, the arbitrator issued an interim award finding in favor of certain of Mr. Speed’s claims and denying others. The amount of the award was $23.65 million, plus interest and attorney’s fees. In May 2011, we reached a settlement with Mr. Speed and the terms of the settlement are confidential.  In the first quarter of 2011, we recorded a $26.6 million restructuring charge to reflect the full settlement and related costs after consideration of amounts previously accrued.  In the second quarter and third quarter of 2011, we reversed approximately $1.3 million and $0.2 million, respectively, of this charge related to negotiated reductions in legal fees.

HWP Guarantee

We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture was not a debtor in the Chapter 11 Filing.  On November 5, 2007, we refinanced the loan with a $33.0 million term loan ($31.7 million and $31.9 million of which was outstanding at September 30, 2011 and December 31, 2010, respectively), the proceeds of which were used to repay the existing loan.  In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own a 41% interest as of September 30, 2011).  Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of HWP to repay the loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

loan, we have provided a $1.0 million letter of credit.  In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

Tax and other contingencies

At September 30, 2011 and December 31, 2010, we have accrued liabilities for tax and other indemnification contingencies of $8.1 million and $7.9 million, respectively, related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

8.            Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).  The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2011	$441,655
Purchase of redeemable units of SFOT and SFOG	(948)
Fresh start accounting fair market value adjustment for purchased units	(280)
Net income attributable to redeemable noncontrolling interests	35,988
Distributions to redeemable noncontrolling interests	(17,994)
Balance at September 30, 2011	$458,421

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG. The redemption value of the partnership units at September 30, 2011 and December 31, 2010 is approximately $350.2 million and $351.1 million, respectively.

Noncontrolling interests represent the third parties’ share of the assets of HWP.  As of September 30, 2011, we owned an approximate 41% interest in the HWP joint venture.  In October 2011, we acquired a third party’s ownership interests for approximately $1.0 million.  As a result, our ownership interest in the HWP joint venture increased to approximately 48.8%.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands) as of September 30, 2011:

Balance at January 1, 2011	$4,455
Net income attributable to noncontrolling interests	285
Distributions to noncontrolling interests	—
Balance at September 30, 2011	$4,740

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest was approximately 39.2% at September 30, 2011 and December 31, 2010.  Furthermore, as a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value (see Note 1(g) to the Consolidated Financial Statements in the 2010 Annual Report).  During the third quarter of 2010, we received distributions from DCP in the amount of $42.5 million.  We have accounted for our investment under the equity method and have included our investment of $4.8 million and $7.8 million as of September 30, 2011 and December 31, 2010, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

SIX FLAGS ENTERTAINMENT CORPORATION

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

The following tables present segment financial information and a reconciliation of the primary segment performance measure to income from continuing operations before income taxes for the three-month and nine-month periods ended September 30, 2010 and 2011 (in thousands).  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended September 30,
	2011	2010

Theme park revenues	$475,605	$475,587
Theme park cash expenses	(197,359)	(210,207)
Aggregate park EBITDA	278,246	265,380
Equity in income of investees — EBITDA	737	1,199
Corporate expenses	(9,431)	(10,127)
Stock-based compensation	(6,652)	(5,221)
Other income (expense), net	340	(4,467)
Equity in loss of investees	(1,503)	(1,920)
Depreciation and amortization	(41,832)	(43,931)
Loss on disposal of fixed assets	(2,190)	(1,004)
Loss on early repayment of debt	—	(957)
Reorganization items, net	(609)	(3,993)
Recovery (restructure) costs	202	(14,990)
Interest expense	(16,682)	(20,672)
Interest income	186	259
Income from continuing operations before income taxes	$200,812	$159,556

	Successor		Predecessor
	Nine-Month Period Ended September 30, 2011	Five-Month Period Ended September 30, 2010	Four-Month Period Ended April 30, 2010

Theme park revenues	$875,613	$726,023	$128,077
Theme park cash expenses	(497,870)	(359,775)	(159,444)
Aggregate park EBITDA	377,743	366,248	(31,367)
Equity in income of investees — EBITDA	4,591	2,086	3,701
Corporate expenses	(29,605)	(18,118)	(15,214)
Stock-based compensation	(34,316)	(5,221)	(718)
Other income (expense), net	193	(5,660)	802
Equity in loss of investees	(7,604)	(3,115)	(3,107)
Depreciation and amortization	(127,361)	(74,031)	(45,675)
Loss on disposal of fixed assets	(6,105)	(1,128)	(1,923)
Loss on early repayment of debt	—	(957)	—
Reorganization items, net	(1,443)	(4,970)	819,473
Restructure costs	(25,146)	(31,462)	—
Interest expense	(49,960)	(34,821)	(74,375)
Interest income	682	333	241
Income from continuing operations before income taxes	$101,669	$189,184	$651,838

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income from continuing operations by domestic and foreign categories as of and for the nine-month periods ended September 30, 2011 and 2010:

	(in thousands)
	Domestic	Foreign	Total
2011
Long-lived assets	$2,227,719	107,702	2,335,421
Revenue	786,726	88,887	875,613
Income from continuing operations before income taxes and discontinued operations	78,008	23,661	101,669

2010
Long-lived assets	$2,311,735	123,624	2,435,359
Revenue	774,795	79,305	854,100
Income from continuing operations before income taxes and discontinued operations	816,079	24,943	841,022

Long-lived assets include property and equipment and intangible assets.

10.          Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$263,000	$103,000	$788,000	$172,000
Interest cost	2,435,000	2,431,000	7,306,000	7,277,000
Expected return on plan assets	(2,666,000)	(2,530,000)	(7,997,000)	(7,443,000)
Amortization of net actuarial loss	—	—	—	272,000
Total net periodic cost	$32,000	$4,000	$97,000	$278,000

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Discount rate	5.40%	5.90%	5.40%	5.90%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Employer Contributions

During the nine months ended September 30, 2011 and 2010, we made pension contributions of $2,680,000 and $1,620,000, respectively.

11.          Stock Repurchase

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “Stock Repurchase Plan”).  Under the Stock Repurchase Plan, during March, May and June 2011, Holdings repurchased an aggregate of 1,166,000 shares at a cumulative price of approximately $41.5 million.  Approximately $18.5 million in shares remains available for future repurchases under the Stock Repurchase Plan.  Absent amendments to the provisions of our Senior Credit Facility limiting the annual amount of these types of payments, we do not intend to repurchase any additional shares for the remainder of 2011.

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

Results of operations for the nine-month periods ended September 30, 2011 and 2010 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 54% of total revenues in the nine months ended September 30, 2011) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

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

On May 5, 2011, Holdings’ Board of Directors approved a two-for-one stock split of Holdings’ common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011.  In accordance with the provisions of our stock benefit plans and as determined by Holdings’ Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the two-for-one stock split.  See Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

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

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Summary of Operations

Summary data for the three-month periods ended September 30, 2011 and 2010 were as follows (in thousands, except per capita total revenue and percentage changes).

	Three Months Ended September 30,		Percentage
	2011	2010	Change (%)
Total revenue	$475,605	$475,587	—
Operating expenses	130,417	136,616	(5)
Selling, general and administrative	48,431	52,686	(8)
Costs of products sold	34,594	36,253	(5)
Depreciation and amortization	41,832	43,931	(5)
Loss on disposal of assets	2,190	1,004	118
Interest expense, net	16,496	20,413	(19)
Equity in loss of investees	766	721	6
Loss on debt extinguishment	—	957	N/M
Other expense, net	(340)	4,467	(108)
(Recovery) restructure costs	(202)	14,990	(101)
Income from continuing operations before reorganization items, income taxes and discontinued operations	201,421	163,549	23
Reorganization items, net	609	3,993	(85)
Income from continuing operations before income taxes and discontinued operations	200,812	159,556	26
Income tax (benefit) expense	(10,376)	8,034	N/M
Income from continuing operations before discontinued operations	$211,188	$151,522	39

Other Data:
Attendance	11,216	11,729	(4)
Total revenue per capita	$42.40	$40.55	5

Results of Operations

Total revenue in the third quarter of 2011 was $475.6 million which was flat to the prior year.  Attendance during the third quarter of 2011 was 11.2 million, a 4% decrease over attendance in the third quarter of 2010 due to unfavorable weather conditions at several parks.  During the quarter, total revenue per capita (representing total revenue divided by total attendance) increased $1.85 (5%) which offset the decrease in attendance and decrease in sponsorship and licensing revenue to keep revenues flat to the prior year quarter.

Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge and Indoor Waterpark accommodations and other fees, increased $1.94 (5%) to $40.84 from $38.90 in the third quarter of 2010.  Admissions revenue per capita increased $1.35 (6%) in the third quarter of 2011 compared to the prior year period, and was driven primarily by improved yield on single day tickets and season pass pricing coupled with a favorable exchange rate impact on admissions revenue per capita at our parks in Mexico City and Montreal of $0.12.  Increased spending in rentals, food and beverage,  retail and paid attractions resulted in a $0.59 (4%) increase in non-admissions per capita guest spending in the third quarter of 2011 compared to the third quarter of 2010, of which approximately $0.07 was attributable to the stronger Mexican peso and Canadian dollar.

Operating expenses for the third quarter of 2011 decreased $6.2 million (5%) compared to operating expenses in the prior year period.  The decrease was primarily driven by decreases in (i) salaries, wages and benefits ($3.6 million), (ii) utility expenses ($1.4 million), (iii) operating taxes ($1.1 million) and (iv) contract shows ($1.0 million).  These decreases were primarily related to our ongoing cost reduction program and a reduction in operating days due to adverse weather and were partially offset by an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($0.8 million).

Selling, general and administrative expenses for the third quarter of 2011 decreased $4.3 million (8%) compared to the third quarter of 2010.  The decrease primarily reflects (i) decreased advertising expenses ($4.5 million), (ii) decreased insurance expenses ($0.8 million) and (iii) decreased consulting services ($0.6 million) partially offset by increased stock-based compensation ($1.4 million).

Cost of products sold in the third quarter of 2011 decreased $1.7 million (5%) compared to the same quarter of the prior year primarily due to our strategic decision to replace low margin outsourced concessionary operations with more profitable in-house operations coupled with reduced food and beverage, games and retail revenues compared to the prior year quarter.

Depreciation and amortization expense for the third quarter of 2011 decreased $2.1 million (5%) compared to the third quarter of 2010.  As a result of the application of fresh start accounting, property and equipment was recorded at fair value and assigned a useful life (see Note 1(g) to the Consolidated Financial Statements contained in 2010 Annual Report).  The decrease in depreciation and amortization is attributable to property and equipment that was fully depreciated as of the end of the second quarter of 2011 that was depreciated in the prior year quarter.

Loss on disposal of assets increased by $1.2 million (118%) in the third quarter of 2011 compared to the prior year quarter primarily related to assets being removed for our on-going capital program.

Interest expense, net, for the third quarter of 2011 decreased $3.9 million (19%) compared to the third quarter of 2010.  The decrease primary reflects our overall debt reduction resulting from (i) the August 2010 prepayment on the Exit First Lien Term Loan and (ii) the December 2010 debt refinancing transaction coupled with the March 2011 interest rate reduction of 0.25% on the Senior Term Loan.

Income tax benefit was $10.4 million for the third quarter of 2011 compared to an $8.0 million income tax expense for the third quarter of 2010, primarily reflecting the benefit of accelerated deduction elections available in the tax code related to deducting fixed assets during the current period which positively altered the timing of the recoverability of certain income tax attributes.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Summary of Operations

Summary data for the nine-month periods ended September 30, 2011 and 2010 were as follows (in thousands, except per capita total revenue and percentage changes).  The four-month period ended April 30, 2010 and the five-month period ended September 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010.  References in results of operations and percentage change amounts combine the two periods in order to provide comparability of such information to the nine-month period ended September 30, 2011.

	Successor		Predecessor
	Nine-Month Period Ended September 30, 2011	Five-Month Period Ended September 30, 2010	Four-Month Period Ended April 30, 2010	Percentage Change (%)
Total revenue	$875,613	$726,023	$128,077	3
Operating expenses	328,125	225,821	115,636	(4)
Selling, general and administrative	166,185	99,736	47,608	13
Costs of products sold	67,481	57,557	12,132	(3)
Depreciation and amortization	127,361	74,031	45,675	6
Loss on disposal of assets	6,105	1,128	1,923	100
Interest expense, net	49,278	34,488	74,134	(55)
Equity in loss (income) of investees	3,013	1,029	(594)	N/M
Loss on debt extinguishment	—	957	—	N/M
Other (income) expense, net	(193)	5,660	(802)	(104)
Restructure costs	25,146	31,462	—	(20)
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	103,112	194,154	(167,635)	N/M
Reorganization items, net	1,443	4,970	(819,473)	N/M
Income from continuing operations before income taxes and discontinued operations	101,669	189,184	651,838	(88)
Income tax (benefit) expense	(14,065)	8,543	112,648	(112)
Income from continuing operations before discontinued operations	$115,734	$180,641	$539,190	(84)

Other Data:
Attendance	20,730	18,208	3,018	(2)
Total revenue per capita	$42.24	$39.87	$42.43	5

Results of Operations

For the nine months ended September 30, 2011, total revenue increased $21.5 million (3%) to $875.6 million compared to $854.1 million in the prior year period, reflecting increased per capita guest spending.  Per capita guest spending increased $2.21 (6%) to $40.11 from $37.90 in the prior year period.  Admissions revenue per capita increased $1.56 (7%) compared to the prior year period, and was driven primarily by improved yield on single day tickets and season pass pricing coupled with a favorable exchange rate impact on admissions revenue per capita at our parks in Mexico City and Montreal of $0.13.  Increased revenues from rentals, food and beverage, retail, paid attractions and catering during the nine-month period ended September 30, 2011 resulted in a $0.65 (4%) increase in non-admissions per capita guest spending compared to the prior year period, of which approximately $0.09 was attributable to the stronger Mexican peso and Canadian dollar.

Operating expenses for the nine-month period ended September 30, 2011 decreased $13.3 million (4%) compared to expenses in the prior year period.  The decrease was primarily driven by decreases in (i) salaries, wages and benefits ($9.4 million), (ii) utility expenses ($2.5 million), (iii) contract shows ($1.8 million) and (iv) operating supplies ($0.9 million).  These decreases were primarily related to our ongoing cost reduction program, our planned reduction in low margin operating days and a reduction in operating days due to adverse weather and were partially offset by an unfavorable exchange rate impact at our parks in Mexico City and Montreal ($1.9 million).

Selling, general and administrative expenses for the nine-month period ended September 30, 2011 increased $18.8 million (13%) compared to the prior year period.  The increase is primarily attributable to an increase in stock-based compensation ($28.4 million), and an increase in expenses related to the exchange rate impact at our parks in Montreal and Mexico City ($1.1 million) partially offset by a decrease in (i) advertising expenses ($7.1 million) and (ii) consulting fees ($2.0 million).

Costs of products sold in the nine-month period ended September 30, 2011 decreased $2.2 million (3%) compared to the prior year period primarily due to our strategic decision to replace low margin outsourced concessionary operations with more profitable in-house operations.

Depreciation and amortization expense for the nine-month period ended September 30, 2011 increased $7.7 million (6%) compared to the prior year period.  The increase was primarily attributable to the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(g) to the Consolidated Financial Statements contained in 2010 Annual Report), (ii) our on-going capital program and (iii) the exchange rate impact at our parks in Montreal and Mexico City.

Loss on disposal of assets increased by $3.1 million (100%) in the nine-month period ended September 30, 2011 compared to the prior year period primarily related to assets being removed in connection with our on-going capital program.

Interest expense, net, for the nine-month period ended September 30, 2011 decreased $59.3 million (55%) compared to the prior year period, primarily reflecting an additional $45.3 million of interest accrued on the $400.0 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010 as well as a reduction in debt resulting from (i) the confirmation of the Plan, (ii) the August 2010 prepayment on the Exit First Lien Term Loan and (iii) the December 2010 debt refinancing transaction.

Restructure costs for the nine-month period ended September 30, 2011 decreased $6.3 million 20%) compared to the prior year period.  Costs incurred during the current year period were attributable to a $23.65 million settlement reached with our former Executive Vice President and Chief Financial Officer during May 2011.  During the nine-month period ended September 30, 2011, we recorded $25.1 million of restructuring charges for the aforementioned settlement and related costs after consideration of amounts previously accrued.  Costs incurred during the nine-month period ended September 30, 2010 were primarily severance and other costs related to our former Chief Executive Officer and other executives leaving our employment and a workforce reduction as part of a new strategic direction, primarily at our New York, New York and Grand Prairie, Texas corporate offices.

Income tax benefit was $14.1 million for the nine-month period ended September 30, 2011 compared to a $121.2 million income tax expense in the prior year period, primarily reflecting the deferred income taxes that were recorded as a result of fresh start accounting and the benefit of accelerated deduction elections available in the tax code related to deducting fixed assets in the current period which positively altered the timing of the recoverability of certain income tax attributes.

Liquidity, Capital Commitments and Resources

On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand.  Our principal uses of cash include the funding of working capital obligations, debt service, investments in our parks (including capital projects) and payments to our partners in the Partnership Parks.   During the nine months ended September 30, 2011, Holdings paid $6.5 million in cash dividends on its common stock.  SFI did not pay a dividend on SFI’s common stock during the four months ended April 30, 2010 and Holdings did not pay a dividend on its common stock during the five months ended September 30, 2010.  In addition, on February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period.  During the nine months ended September 30, 2011, Holdings repurchased an aggregate of approximately 1,166,000 shares at a cumulative price of approximately $41.5 million.  Absent amendments to the provisions of our Senior Credit Facility limiting the annual amount of these types of payments, we do not intend to repurchase any additional shares for the remainder of 2011.  We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Senior Credit Facility and the TW Loan will be adequate to meet our liquidity needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements, obligations under arrangements relating to the Partnership Parks and common stock repurchases.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and “Item 1A. Risk Factors” in the 2010 Annual Report.  While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences.  However, we believe that our ownership of many parks in different geographic locations reduces the significance of the effects of adverse weather or these other types of occurrences on our consolidated results.  If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or be required to repay amounts outstanding under the Senior Credit Facility and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and “Item 1A. Risk Factors” in the 2010 Annual Report.

As of September 30, 2011, our total indebtedness, net of discount, was approximately $971.3 million.  Based on estimated interest rates for floating-rate debt, annual cash interest payments for the twelve months following September 30, 2011 on (i) non-revolving credit debt outstanding on that date and (ii) anticipated levels of working capital revolving borrowings for the period will aggregate approximately $55.0 million.  Neither the Senior Credit Facility nor the TW Loan matures before June 30, 2015 except that $9.5 million of principal amortizes each year commencing in March 2013 and an approximate $35 million debt repayment obligation in mid-2012 under the excess cash flow sweep provision of the Senior Term Loan.  We currently plan on spending approximately 9% of full year revenue on capital expenditures for the 2011 calendar year.  As of September 30, 2011, we had approximately $304.8 million of unrestricted cash and $90.4 million available for borrowing under the Revolving Loan.

Due to the seasonal nature of our business, we are largely dependent upon cash on hand and the Revolving Loan totaling $120.0 million to fund off-season expenses.  Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Revolving Loan, we would likely be unable to pay in full our off-season obligations.   A default under the Revolving Loan could permit the lenders under the Senior Credit Facility to accelerate the obligations thereunder.  The Revolving Loan expires on June 30, 2015.  The terms and availability of the Senior Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

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

During the nine months ended September 30, 2011, net cash provided by operating activities was $248.7 million.  Net cash used in investing activities in the nine months ended September 30, 2011 was $66.4 million, consisting primarily of capital expenditures.  Net cash used in financing activities in the nine months ended September 30, 2011 was $62.5 million, primarily attributable to the repurchase of stock, distributions to our noncontrolling interests and the payment of cash dividends partially offset by proceeds from the issuance of common stock due to stock option exercises.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, there have been no material changes in our market risk exposure from that disclosed in the 2010 Annual Report.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2011, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 in the 2010 Annual Report and in Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  There have been no material developments concerning our legal proceedings during the quarter ended September 30, 2011.

Item 1A.  Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, and therefore the value of our securities, from the risk factors previously disclosed in the 2010 Annual Report.  For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2010 Annual Report.

Item 6.  Exhibits

Exhibit 10.1

Project 500 Program Overview (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 10.2

Project 500 Program Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 10.3

Director Deferral Election (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1

List of Project 500 Awards to Executive Officers (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

/s/ John M. Duffey
John M. Duffey
Executive Vice President and
Chief Financial Officer

Date:   November 7, 2011

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1

Project 500 Program Overview (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 10.2

Project 500 Program Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 10.3

Director Deferral Election (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1

List of Project 500 Awards to Executive Officers (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on September 9, 2011, Commission File No. 001-13703)

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith