Form 10-K
period 2011-12-31
Six Flags Entertainment Corp
filed 2012-02-27
CIK 701374

Use these links to rapidly review the document

PART IV
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,513.2 million as of June 30, 2011, based on the closing price for the common stock on The New York Stock Exchange on the last business day of the registrant's most recently completed fiscal second quarter. Shares of common stock beneficially held by each officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No

          At February 15, 2012, there were 54,803,512 shares of common stock, par value $0.025, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2012 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2011 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

  •
  factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

  •
  accidents occurring at our parks;

  •
  adverse weather conditions such as excess heat or cold, rain, and storms;

  •
  general financial and credit market conditions;

  •
  economic conditions (including customer spending patterns);

  •
  competition with other theme parks and other entertainment alternatives;

  •
  pending, threatened or future legal proceedings; and

  •
  other factors described in "Risk Factors" in Part I. Item 1A of this Annual Report on Form 10-K.

        A more complete discussion of these factors and other risks applicable to our business is contained in Part I, Item 1A of this Annual Report on Form 10-K. Any forward-looking statement made by us in this document, or on our behalf by our directors, officers or employees related to the information contained herein, speaks only as of the date of this document. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We do not intend to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

*            *            *            *             *

        As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms "we," "our," "Six Flags" and "SFEC" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries. As used herein, "SFI" means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation. As used herein, the "Company" refers collectively to SFI or Holdings, as the case may be, and its consolidating subsidiaries.

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

 PART I

ITEM 1.    BUSINESS

Introduction

        We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 19 parks we currently own or operate, 17 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. In the United States, we currently own or operate parks in the top 10 designated market areas. Our 19 parks serve an aggregate population of approximately 100 million people and 170 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the United States. Our parks occupy approximately 4,400 acres of land and in addition, we own approximately 1,300 acres of potentially developable land.

        In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We have ownership of the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 17 of our parks are branded as "Six Flags" parks.

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

        Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2011 our theme parks offered approximately 800 rides, including over 120 roller coasters, making us the leading provider of "thrill rides" in the industry.

        We believe that our parks benefit from limited direct theme park competition. In addition, a limited supply of real estate appropriate for theme park development, high initial capital investment requirements, and long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of other theme parks in the United States, we estimate that it would cost $300 million to $500 million and would take a minimum of two years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.

Chapter 11 Reorganization and Related Subsequent Events

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

    On the Effective Date, Holdings issued an aggregate of 54,777,778 shares of common stock at $0.025 par value as follows: (i) 5,203,888 shares of common stock to the holders of unsecured claims against SFI, (ii) 4,724,618 shares of common stock to certain holders of the 12 1/4% Notes due 2016 (the "2016 Notes") in exchange for such 2016 Notes in the aggregate amount of $69.5 million, (iii) 34,363,950 shares of common stock to certain "accredited investors" that held unsecured claims who participated in a $505.5 million rights offering, (iv) 6,798,012 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $75.0 million, (v) 3,399,006 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $50.0 million and (vi) 288,304 shares of common stock were issued to certain other equity purchasers as consideration for their commitment to purchase an additional $25.0 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings' Board of Directors (the "Delayed Draw Equity Purchase"). These share amounts have been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 12 to the Consolidated Financial Statements.

    On June 21, 2010, the common stock commenced trading on the New York Stock Exchange under the symbol "SIX."

    On June 1, 2011, the Delayed Draw Equity Purchase option expired.

  •
  Financing at Emergence.  On the Effective Date, we entered into two exit financing facilities: (i) an $890.0 million senior secured first lien credit facility comprised of a $120.0 million revolving loan facility, which could have been increased up to $150.0 million in certain circumstances, and a $770.0 million term loan facility (the "Exit First Lien Term Loan") and (ii) a $250.0 million senior secured second lien term loan facility (the "Exit Second Lien Facility" and, together with the Exit First Lien Facility, the "Exit Facilities").

    On August 5, 2010, we made a discretionary $25.0 million prepayment on the Exit First Lien Term Loan and recorded a $1.0 million net loss on the debt extinguishment. On December 3, 2010, we entered into an amendment (the "First Lien Amendment") that increased the senior secured first lien credit facility (the "Senior Credit Facility") to $1,070.0 million comprised of a $120.0 million revolving loan facility, which could be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the "Senior Term Loan"). In connection with the First Lien Amendment, we repaid in full and terminated the $250.0 million senior secured second lien term loan facility and recorded an approximate $17.5 million loss on debt extinguishment for the year ended December 31, 2010.

    On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the "New Credit Facility"), which replaced the First Lien Amendment and related facilities. The New Credit Facility is comprised of a $200.0 million revolving credit loan facility (the "New Revolving Loan"), a $75.0 million Tranche A Term Loan facility (the "Term Loan A") and an $860.0 million Tranche B Term Loan facility (the "Term Loan B" and together with the Term Loan A, the "New Term Loans"). In certain circumstances, the Term Loan B can be increased by $300.0 million. In connection with the New Credit Facility, we terminated the Senior Credit Facility, repaid in full the $950.0 million Senior Term Loan, and recorded a $42.2 million loss on debt extinguishment for the year ended December 31, 2011.

    Also on the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the "TW Borrowers") entered into a credit agreement with TW-SF, LLC comprised of a $150.0 million multi-draw term loan facility (the "TW Loan") for use with respect to the Partnership Parks "put" obligations. On December 3, 2010, the TW Borrowers entered into an amendment to the TW Loan primarily to conform to the new terms under the First Lien Amendment in certain respects. No borrowings occurred during 2011 or 2010 under the TW Loan. On December 20, 2011, in connection with the New Credit Facility, we terminated the TW Loan and recorded a $4.3 million loss on debt extinguishment for the year ended December 31, 2011.

    See Note 8 to the Consolidated Financial Statements for a discussion of the terms and conditions of our facilities and the availability of additional borrowing.

  •
  Fresh Start Accounting.  As required by accounting principles generally accepted in the United States ("GAAP"), we adopted fresh start accounting effective May 1, 2010 following the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("FASB ASC 852"). The financial statements for the periods ended prior to April 30, 2010 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The implementation of the Plan and the application of fresh start accounting results in financial statements that are not comparable to financial statements in periods prior to emergence. See Note 1(b) to the Consolidated Financial Statements for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

    As used herein, "Successor" refers to the Company as of the Effective Date and "Predecessor" refers to SFI together with its consolidated subsidiaries prior to the Effective Date.

Operational Changes

        During 2011, we (i) added seven new roller coasters at different parks including a Green Lantern-themed stand-up coaster at Six Flags Great Adventure (Jackson, NJ), and two new coasters at Six Flags Magic Mountain (Valencia, CA) increasing the park's coaster count to 18 making it the "Coaster Capital of the World;" (ii) added a Sky Screamer swing ride at Six Flags Discovery Kingdom (Vallejo, CA) and Six Flags St. Louis (Eureka, MO); (iii) re-launched the New Texas Giant at Six Flags Over Texas (Arlington, TX); (iv) added Riptide Bay, a water park expansion at Six Flags Great America (Gurnee, IL); (v) added an all new state of the art Laser Show Spectacular to Six Flags Fiesta Texas (San Antonio, TX); (vi) continued our efficient and targeted marketing strategies including reduced marketing expenditures and focused on our breadth of product and value proposition; (vii) maintained focus on containing our operating expenses; (viii) implemented a more targeted ticket discounting philosophy to improve ticket yields; (ix) improved and expanded upon our branded product offerings and guest-service focused staffing initiatives in order to continue to drive guest spending growth; and (x) continued our efforts to grow profitable sponsorship and international revenue opportunities.

Additionally in 2011, we attained record guest satisfaction scores in overall guest satisfaction, cleanliness, safety, and value based on guest surveys.

        Planned initiatives for 2012 include: (i) adding the world's tallest vertical drop ride at Six Flags Magic Mountain (Valencia, CA) and a new launch coaster at Six Flags Discovery Kingdom (Vallejo, CA); (ii) adding a new wing coaster at Six Flags Great America (Gurnee, IL) and a colossal boomerang coaster at Six Flags New England (Agawam, MA); (iii) introducing a stand-up coaster to Six Flags America (outside of Washington D.C.); (iv) adding a Sky Screamer ride at Six Flags Great Adventure (Jackson, NJ), Six Flags Fiesta Texas (San Antonio, TX), and La Ronde (Montreal, Canada); (v) adding a looping body slide at Six Flags Hurricane Harbor in Eureka, MO and adding a King Cobra waterslide at Six Flags Hurricane Harbor in Jackson, NJ as well as a Nordic-themed waterslide complex at The Great Escape and Splashwater Kingdom (Queensbury, NY); (vi) adding a variety of family rides, shows and attractions at several parks, including Six Flags Mexico (Mexico City, Mexico), La Ronde (Montreal, Canada), Six Flags Over Texas (Arlington, TX), Six Flags Fiesta Texas (San Antonio, TX), and a 45th anniversary tribute at Six Flags Over Georgia (Austell, GA); (vii) continuing our targeted marketing strategies including focusing on our breadth of product and value proposition; (viii) maintaining focus on containing our operating expenses; (ix) continuing our more targeted approach to ticket discounting; (x) improving and expanding upon our branded product offerings and guest-service focused staffing initiatives in order to continue to drive guest spending growth; and (xi) continuing our efforts to grow profitable sponsorship and international revenue opportunities.

Description of Parks

        The following chart summarizes key business information about our parks.

Name of Park and Center	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
Six Flags America Largo, MD	523 acres—combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (8) and Baltimore (27)	7.6 million—50 miles 12.8 million—100 miles	Kings Dominion / Doswell, VA (near Richmond)/ 120 miles Hershey Park / Hershey, PA/ 125 miles Busch Gardens/ Williamsburg, VA/ 175 miles
Six Flags Discovery Kingdom Vallejo, CA	138 acres—theme park plus marine and land animal exhibits	San Francisco/ Oakland (6) and Sacramento (20)	5.8 million—50 miles 11.0 million—100 miles
Aquarium of the Bay at Pier 39/ San Francisco, CA/ 30 miles Academy of Science Center / San Francisco, CA/ 30 miles California Great America/ Santa Clara, CA/ 60 miles Gilroy Gardens/ Gilroy, CA/ 100 miles Outer Bay at Monterey Bay Aquarium/ Monterey, CA/ 130 miles
Six Flags Fiesta Texas San Antonio, TX	224 acres—combination theme and water park	San Antonio (36) and Houston (10)	2.1 million—50 miles 3.8 million—100 miles	Sea World of Texas/ San Antonio, TX/ 15 miles Schlitterbahn/ New Braunfels, TX/ 33 miles
Six Flags Great Adventure/ Six Flags Hurricane Harbor/ Six Flags Wild Safari Jackson, NJ	2,200 acres—separately gated theme park, water park and drive-through safari and approximately 700 acres of potentially developable land	New York City (1) and Philadelphia (4)	14.4 million—50 miles 28.3 million—100 miles	Hershey Park/ Hershey, PA/ 150 miles Dorney Park/ Allentown, PA/ 75 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 20 acres of potentially developable land	Chicago (3) and Milwaukee (34)	8.8 million—50 miles 13.7 million—100 miles	Kings Island/ Cincinnati, OH/ 350 miles Cedar Point/ Sandusky, OH/ 340 miles Wisconsin Dells Area (several water parks) / 170 miles

Name of Park and Center	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
Six Flags Magic Mountain/ Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	10.7 million—50 miles 18.0 million—100 miles	Disneyland Resort/ Anaheim, CA/ 60 miles Universal Studios Hollywood/ Universal City, CA/ 20 miles Knott's Berry Farm/ Buena Park, CA/ 50 miles Sea World of California/ San Diego, CA/ 150 miles Legoland/ Carlsbad, CA/ 130 miles Soak City USA/ Buena Park, CA/ 50 miles Raging Waters/ San Dimas, CA/ 50 miles
Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	30.0 million—50 miles 42.0 million—100 miles	Mexico City Zoo, Mexico City, Mexico/ 14 miles Chapultepec/ Mexico City, Mexico/ 11 miles
Six Flags New England Agawam, MA	284 acres—combination theme and water park	Boston (7) Hartford/New Haven (30) Providence (53) Springfield (114)	3.3 million—50 miles 15.8 million—100 miles	Lake Compounce/ Bristol, CT/ 50 miles Canobie Lake Park/ Salem, New Hampshire / 140 miles
Six Flags Over Georgia Austell, GA/ Six Flags Whitewater Marietta, GA	359 acres—separately gated theme park and water park on 290 acres and 69 acres, respectively	Atlanta (9)	5.2 million—50 miles 8.3 million—100 miles
Georgia Aquarium/ Atlanta, GA/ 20 miles Carowinds/ Charlotte, NC/ 250 miles Alabama Adventure/ Birmingham, AL/ 160 miles Dollywood and Splash Country/ Pigeon Forge, TN/ 200 miles Wild Adventures/ Valdosta, GA/ 240 miles
Six Flags Over Texas/ Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.0 million—50 miles 7.1 million—100 miles	Sea World of Texas/ San Antonio, TX/ 285 miles NRH2O Waterpark/ Richland Hills, TX/ 13 miles The Great Wolf Lodge/ Grapevine, TX/ 17 miles Hawaiian Falls Waterpark/ Mansfield, TX/ 16 miles
Six Flags St. Louis Eureka, MO	497 acres—combination theme and water park and approximately 240 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles	Worlds of Fun/ Kansas City, MO/ 250 miles Silver Dollar City/ Branson, MO/ 250 miles Holiday World/ Santa Claus, IN/ 150 miles

Name of Park and Center	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
La Ronde Montreal, Canada	Theme park on 146 acres	N/A	4.3 million—50 miles 5.8 million—100 miles	Quebec City Waterpark/ Quebec City, Canada/ 130 miles Canada's Wonderland/ 370 miles
The Great Escape and Splashwater Kingdom/ Six Flags Great Escape Lodge & Indoor Waterpark Lake George, NY	351 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (58)	1.1 million—50 miles 3.2 million—100 miles	Darien Lake/ Darien Center, NY/ 311 miles

*
Based on a September 24, 2011 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

        In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings). In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to the Partnership Parks. These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Among such obligations are (i) minimum annual distributions (including rent) of approximately $65.1 million in 2012 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2011, our share of the distribution will be approximately $28.1 million), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices described below.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

        The purchase price for the annual offer to purchase a maximum number of 5% per year of limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of SFOG) and $374.8 million (in the case of SFOT) or (ii) a value derived by multiplying the weighted-average four-year EBITDA of the park by 8.0 (in the case of SFOG) and 8.5 (in the case of SFOT) (the "Specified Prices"). As of December 31, 2011, we owned approximately 29.7% and 53.0% of the Georgia limited partner units and Texas Limited Partner units, respectively. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. The maximum number of units that we could be required to purchase for both parks in 2012 would result in an aggregate payment by us of approximately $350.2 million, representing 70.3% and 47.0% of the units of the Georgia limited partner and the Texas limited partner, respectively.

        In connection with our acquisition of Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred approximately $11.2 million of capital expenditures at the Partnership Parks for the 2011 season and intend to incur approximately $5.0 million of capital expenditures at these parks for the 2012 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $61.1 million of cash in 2011 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. At December 31, 2011, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

        Pursuant to the 2011 annual offer, we purchased 0.61 units from the Texas partnership for approximately $0.9 million in May 2011 and no units from the Georgia partnership. With respect to the 2011 "put" obligations, no borrowing occurred during 2011 under the TW Loan, a $150 million multi-draw term loan facility, which was terminated on December 20, 2011, in connection with the New Credit Facility. The $300 million accordion feature on the Term Loan B under the New Credit Facility is available for borrowing for future "put" obligations if necessary.

Marketing and Promotion

        We attract visitors through multi-media marketing and promotional programs for each of our parks. The national programs are designed to market and enhance the Six Flags brand name. Regional and local programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. These initiatives are supervised by our Senior Vice President, Marketing, with the assistance of our senior management and advertising and promotion agencies.

        We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.

        Group sales represented approximately 28% of aggregate attendance in each of the 2011 and 2010 seasons at our parks. Each park has a group sales manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.

        Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. In general, a season pass attendee contributes higher aggregate profitability to the Company over the course of a year compared to a single day ticket visitor because a season pass holder pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2011 and 2010 seasons, season pass attendance constituted approximately 35% and 32%, respectively, of the total attendance at our parks.

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

Licenses

        We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to basic license fees ($3.3 million for Warner Bros. and $0.3 million for Hanna-Barbera and other licenses in 2011), we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. The royalty fee is generally equal to 12% of the final landed cost to Six Flags of the merchandise. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

        In connection with our investment in dick clark productions, inc. ("DCP"), we obtained a license to use stills and clips from the DCP library, which includes the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, in our parks as well as for the promotion and advertising of our parks. In certain cases, our right to use these properties is subject to the consent of third parties with interests in such properties. The term of the license is for the longer of seven years or the date that we cease to hold 50% of our original investment in DCP.

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

Capital Improvements

        We regularly make capital investments for new rides and attractions at our parks. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park sales. For examples of our planned initiatives for 2012, see "Operational Changes" above.

        In addition, we generally make capital investments in the food, retail, games and other in-park areas to increase per capita guest spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience. Each year we continually improve our information technology infrastructure, which is enhancing our operational efficiencies. Capital expenditures are planned on an annual basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

Maintenance and Inspection

        Rides are inspected at various levels and frequencies in accordance with manufacturer specification. Our rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks, as well as regular maintenance and are made through both visual inspection of the ride and test operation. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 800 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions. In 2010, we began the initial phase of implementing a computerized maintenance management system across all of our parks.

        In addition to our maintenance and inspection procedures, third-party consultants are retained by us or our insurance carriers to perform an annual inspection of each park and all attractions and related maintenance procedures. The results of these inspections are reported in written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. In certain states, state inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at our water parks in order to train life guards and audit safety procedures.

Insurance

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Defense costs are in addition to these retentions. In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Our deductible after November 15, 2003 is $0.75 million for workers' compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.

        The majority of our current insurance policies expire on December 31, 2012. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition

        Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors." Within each park's regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.

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

Employees

        At February 1, 2012, we employed approximately 1,900 full-time employees, and we employed approximately 27,000 seasonal employees during the 2011 operating season. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

        Approximately 18.2% of our full-time and approximately 10.6% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2013 (Six Flags Over Georgia), December 2014 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), and January 2015 (Six Flags Over Texas, Six Flags St. Louis and the other union at Six Flags Great Adventure). The labor agreements for La Ronde expire in various years ranging from December 2010 (currently under negotiation) through December 2012. We consider our employee relations to be good.

Executive Officers and Certain Significant Employees

        The following table sets forth the name of the members of the Company's senior leadership team, the position held by such officer and the age of such officer as of February 1, 2012. The officers of the Company are generally elected each year at the organizational meeting of Holdings' Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

Name	Age	Title
James Reid-Anderson*	52	Chairman, President and Chief Executive Officer
Alexander "Al" Weber, Jr.*	60	Chief Operating Officer
John M. Duffey*	51	Chief Financial Officer
Lance C. Balk*	54	General Counsel
John Bement	59	Senior Vice President, In-Park Services
Walter S. Hawrylak*	64	Senior Vice President, Administration
Michael S. Israel	45	Senior Vice President and Chief Information Officer
Tom Iven	53	Senior Vice President, Park Operations—West Coast
Nancy A. Krejsa	53	Senior Vice President, Investor Relations and Corporate Communications
David McKillips	40	Senior Vice President, Corporate Alliances
John Odum	54	Senior Vice President, Park Operations—East Coast
Brett Petit*	48	Senior Vice President, Marketing
Leonard A. Russ*	38	Vice President and Chief Accounting Officer

        James Reid-Anderson was named Chairman, President and Chief Executive Officer of Six Flags in August 2010. Prior to joining Six Flags, Mr. Reid-Anderson was an adviser to Apollo Management L.P., a private equity investment firm, commencing January 2010, and from December 2008 to March 2010 was an adviser to the managing board of Siemens AG, a worldwide manufacturer and supplier of electronics and electrical engineering in the industrial, energy and healthcare sectors. From May through November 2008, he was a member of Siemens AG's managing board and Chief Executive Officer of Siemens' Healthcare Sector, and from November 2007 through April 2008 he was the Chief Executive Officer of Siemens' Healthcare Diagnostics unit. Prior to the sale of the company to Siemens, Mr. Reid-Anderson served as Chairman, President and Chief Executive Officer of Dade Behring Holdings, Inc., a company that manufactured testing equipment and supplies for the medical diagnostics industry, which he joined in August 1996. Dade Behring emerged from Chapter 11 reorganization in September 2002. He previously held roles of increasing importance at PepsiCo, Grand Metropolitan (now Diageo) and Mobil. He is a director of Stericycle, Inc., where he is a member of the Compensation Committee, and previously served as a director of Brightpoint Inc. Mr. Reid-Anderson is a fellow of the U.K. Association of Chartered Certified Accountants and received a BCom (Hons) commerce degree from the University of Birmingham (U.K.).

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

        John M. Duffey was named Chief Financial Officer of Six Flags in September 2010 and is responsible for the finance and information technology functions in the company. Mr. Duffey previously served as Executive Vice President and Chief Integration Officer of Siemens Healthcare Diagnostics from November 2007 to January 2010, and was responsible for leading the integration of Siemens Medical Solutions Diagnostics and Dade Behring. Prior to Dade Behring's acquisition by Siemens AG, from 2001 to November 2007, Mr. Duffey served as the Executive Vice President and Chief Financial Officer of Dade Behring Inc., where he negotiated and led the company through a debt restructuring and entry into the public equity market. Dade Behring emerged from Chapter 11 reorganization in September 2002. Prior to joining Dade Behring, Mr. Duffey was with Price Waterhouse in the Chicago and Detroit practice offices as well as the Washington D.C. National Office. Mr. Duffey holds a B.A. degree in Accounting from Michigan State University.

        Lance C. Balk was named General Counsel of Six Flags in September 2010. Mr. Balk previously served as Senior Vice President and General Counsel of Siemens Healthcare Diagnostics from November 2007 to January 2010. Prior to Dade Behring's acquisition by Siemens AG, he served in the same capacity at Dade Behring Inc. from May 2006 to November 2007. In these roles Mr. Balk was responsible for global legal matters. Dade Behring emerged from Chapter 11 reorganization in September 2002. Before joining Dade Behring, Mr. Balk was a partner at the law firm Kirkland & Ellis LLP, where he co-founded the firm's New York corporate and securities practices. Mr. Balk holds a J.D. and an M.B.A. from the University of Chicago, and a B.A. degree in Philosophy from Northwestern University.

        John Bement was named Senior Vice President, In-Park Services for Six Flags in January 2006 and is responsible for food, retail, games, rentals, parking and other services offered throughout the 19 parks. Mr. Bement began his career with Six Flags in 1967 as a seasonal employee and became full-time in 1971. He held a number of management positions at several parks including Six Flags Over Texas, Six Flags Magic Mountain, and Six Flags Great Adventure before being named Park President at Six Flags Over Georgia in 1993. In 1998, Mr. Bement was promoted to Executive Vice President of the Western Region, a post held until 2001, when he was named Executive Vice President of In-Park Services. In 2006 Mr. Bement was named Senior Vice President, and in his current role, is responsible for in-park revenues for all Six Flags properties.

        Walter S. Hawrylak was named Senior Vice President, Administration of Six Flags in June 2002 and is responsible for Human Resources, Benefits, Training, Risk Management, Safety and Insurance. He joined Six Flags in 1999 bringing a rich background in the theme park industry. He previously worked for Sea World, Universal Studios and Wet N Wild where he has held a variety of positions ranging from Director of Finance to General Manager to CFO. Mr. Hawrylak holds a B.A. degree in Accounting from Ohio Northern University. Mr. Hawrylak is a CPA and started his career in public accounting.

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

        Tom Iven was named Senior Vice President, Park Operations for Six Flags' West Coast parks in May 2010. Mr. Iven began his career at Six Flags in 1976 as a seasonal employee and became a full-time employee in 1981. He held a number of management positions within several parks including Six Flags Magic Mountain and Six Flags Over Texas before being named General Manager of Six Flags St. Louis in 1998. In 2001, Mr. Iven was promoted to Executive Vice President, Western Region comprised of 17 parks, a post he held until 2006 when he was named Senior Vice President. In his current role, Mr. Iven is responsible for managing all operating functions for Six Flags' eight Western parks as well as oversight of Engineering and the Project Management Office, overseeing operating efficiency programs for all 19 parks in the Six Flags portfolio. Mr. Iven holds a B.S. degree from Missouri State University.

        Nancy A. Krejsa was named Senior Vice President, Investor Relations and Corporate Communications at Six Flags in October 2010 and is responsible for investor relations, corporate communications, public relations and international strategy. Ms. Krejsa previously served as Senior Vice President, Strategy and Communications for Siemens Healthcare Diagnostics from November 2007 to September 2010. Prior to Siemens' acquisition of Dade Behring, Ms. Krejsa was responsible for Corporate Communications and Investor Relations for Dade Behring. Ms. Krejsa joined Dade Behring in 1994 and held a number of Financial and Operational roles at Dade Behring, including Assistant Controller, Treasurer and Vice President of U.S. Operations. Dade Behring emerged from Chapter 11 reorganization in September 2002. Prior to joining Dade Behring, Ms. Krejsa held a number of financial management positions at American Hospital Supply and Baxter International, including Vice President, Controller of the $5 billion Hospital Supply Distribution business. Ms. Krejsa has a B.S. in Finance from Indiana University and an M.B.A. in Accounting from DePaul University.

        David McKillips was named Senior Vice President, Corporate Alliances of Six Flags in September 2010 and is responsible for managing corporate sponsorships, media networks and licensed promotions. Mr. McKillips has 18 years of experience in the entertainment and theme park industry, specializing in promotion, sponsorship and consumer product licensing sales. In his current role, Mr. McKillips oversees the company's local, national and international sponsorship and media sales teams. Prior to joining Six Flags, from November 1997 to April 2006, Mr. McKillips served as Vice President of Advertising & Custom Publishing Sales for DC Comics, a division of Warner Bros. Entertainment and home to some of the world's most iconic superheroes, including Superman, Batman and Wonder Woman. He started his career with Busch Entertainment, serving roles within the operations, entertainment, group sales and promotions departments at Sea World in Orlando, Florida and then at Sesame Place in Langhorne, Pennsylvania, as Manager of Promotions. Mr. McKillips holds a B.A. degree in Speech Communication from the University of Georgia.

        John Odum was named Senior Vice President, Park Operations for Six Flags' East Coast parks in May 2010. Mr. Odum began his career with Six Flags in 1974 where he held multiple supervisory and management positions within the areas of Entertainment, Rides, Park Services, Security, Admissions, Food Service, Merchandise, Games & Attractions and Finance. Additionally, Mr. Odum has served as the Park President in St. Louis, San Antonio and Atlanta. In 2003, he moved into an Executive Vice President role overseeing all operations for the 10 central division parks while also assuming company-wide responsibilities for the Maintenance/Engineering Division and Capital Spending administration. In his current role, Mr. Odum is responsible for managing all operating functions for Six Flags' 11 East Coast parks as well as the oversight of Operations, Entertainment and Design for all 19 parks in the Six Flags portfolio. Mr. Odum holds a B.S. in Business Management from Presbyterian College.

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

*
Executive Officers

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

RISKS RELATED TO OUR BUSINESS

         GENERAL ECONOMIC CONDITIONS THROUGHOUT THE WORLD MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

        General economic conditions and the global recession may have an adverse impact on our business and our financial condition. The current negative economic conditions affect our guests' levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy, a continued economic slowdown or further deterioration in the economy, could adversely affect the frequency with which our guests choose to visit our theme parks and the amount that our guests spend on our products when they visit. This could lead to a decrease in our revenues, operating income and cash flows.

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

         SEASONALITY—OUR OPERATIONS ARE SEASONAL.

        Our operations are seasonal. Approximately 80% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.

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

        Lower attendance at our parks may be caused by various local conditions, events, weather, contagious diseases, or natural disasters. In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks which could negatively affect our image. This may result in a decrease in attendance at the affected parks.

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

        Almost all of our parks feature "thrill rides." While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by our competitors, particularly accidents or injuries that attract media attention, may reduce attendance at our parks, causing a decrease in revenues. Our current insurance policies may not provide adequate coverage. In addition, the majority of our current insurance policies expire on December 31, 2012. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. If we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

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

        With approximately 1,900 full-time employees, our results of operations are also substantially affected by costs of retirement and medical benefits. In recent years, we have experienced increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put pressure on the cost of providing pension and medical benefits. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure, including any as a result of new legislation, could reduce the profitability of our businesses.

         ENVIRONMENTAL REGULATION—OUR OPERATIONS AND OUR OWNERSHIP OF PROPERTY SUBJECT US TO ENVIRONMENTAL REGULATION, WHICH CREATES UNCERTAINTY REGARDING FUTURE ENVIRONMENTAL EXPENDITURES AND LIABILITIES

        We may be required to incur costs to comply with environmental requirements, such as those relating to discharges to air, water and land; water resources; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate property properly, may impair our ability to use, transfer or obtain financing regarding our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

RISKS RELATED TO OUR INDEBTEDNESS AND COMMON STOCK

         OUR SUBSTANTIAL MONETARY OBLIGATIONS REQUIRE THAT A PORTION OF OUR CASH FLOW BE USED TO PAY INTEREST AND FUND OTHER OBLIGATIONS.

        We must satisfy the following obligations with respect to the Partnership Parks:

  •
  We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $65.1 million in 2012 (based on our ownership of units as of December 31, 2011, our share of the distribution will be approximately $28.1 million) with similar amounts (adjusted for changes in cost of living) payable in future years.

  •
  We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

  •
  Each year we must offer to purchase a specified maximum number of partnership units from our partners in the Partnership Parks, of which number accumulates to the extent units are not tendered. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $350.2 million at December 31, 2011. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the New Credit Facility to satisfy such unit purchase obligations.

        We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $61.1 million of cash in 2011 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. At December 31, 2011and 2010, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028.

        The vast majority of our capital expenditures in 2012 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $91.1 million on capital expenditures for all of our continuing operations in the 2011 calendar year (net of property insurance recoveries) and we plan on spending approximately 9% of revenues on capital expenditures in 2012.

        Our indebtedness under our New Credit Facility and our other obligations could have important negative consequences to us and investors in our securities. These include the following:

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

  •
  We could have difficulties obtaining additional financing to fund our annual Partnership Park obligations if the amount of the New Credit Facility is not sufficient.

  •
  We will have to use a significant part of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

  •
  Adverse economic or industry conditions may have more of a negative impact on us.

        We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. Because a portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by attendance levels, in-park sales and sponsorship and licensing activity. A lower amount of cash generated from our parks or higher expenses than expected, when coupled with our debt obligations, could adversely affect our ability to fund our operations.

        Holdings is a holding company whose primary assets consist of shares of stock or other equity interests in its subsidiaries, and Holdings conducts substantially all of its current operations through its subsidiaries. Almost all of its income is derived from its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations. We had $231.4 million of cash and cash equivalents on a consolidated basis at December 31, 2011, of which $9.3 million was held at Holdings.

         THE NEW CREDIT FACILITY INCLUDES FINANCIAL AND OTHER COVENANTS THAT WILL IMPOSE RESTRICTIONS ON OUR FINANCIAL AND BUSINESS OPERATIONS.

        The New Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. In addition, the New Credit Facility restricts our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. These covenants may have a material impact on our operations. In addition, if we fail to comply with the covenants in the New Credit Facility and are unable to obtain a waiver or amendment, an event of default would result under the New Credit Facility.

        Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the New Credit Facility. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

        The New Credit Facility also contains other events of default customary for financings of this type, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the New Credit Facility could declare outstanding borrowings under this agreement immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under the New Credit Facility if the facility was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the New Credit Facility could also result in an event of default under other indebtedness.

        We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

         THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

        Our common stock ownership is fairly concentrated which somewhat limits the liquidity of the market for our stock. We can give no assurance that there will be greater liquidity in the trading market for our common stock in the future. If there is limited liquidity in the trading market for our common stock, a sale of a large number of shares of our common stock could be adversely disruptive to the market price of our common stock.

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
  Our stock repurchase program;

  •
  Future sales of equity or equity-related securities;

  •
  Changes in earnings estimates or buy/sell recommendations by analysts; and

  •
  General financial, domestic, economic and other market conditions.

         CHANGES IN OUR CREDIT RATINGS COULD ADVERSELY AFFECT THE PRICE OF HOLDINGS' COMMON STOCK.

        Credit rating agencies continually review their ratings for the companies they follow including us. In connection with our emergence from bankruptcy, the rating agencies evaluated our new credit facilities and Moody's Investors Service and Standard & Poor's provided an initial corporate family rating of B2 and B, respectively. In November 2010, Moody's upgraded our credit rating to B1 and

Standard & Poor's upgraded our credit rating to B+. In February 2011, Standard & Poor's increased our credit rating to BB-. In November 2011, Standard & Poor's updated our credit rating to BB. Both rating agencies have placed our ratings on "stable outlook." A negative change in our ratings or the perception that such a change could occur could adversely affect the market price of Holdings' common stock.

         ANTI-TAKEOVER PROVISIONS—PROVISIONS IN HOLDINGS' CORPORATE DOCUMENTS AND THE LAW OF THE STATE OF DELAWARE AS WELL AS CHANGE OF CONTROL PROVISIONS IN CERTAIN OF OUR DEBT AND OTHER AGREEMENTS COULD DELAY OR PREVENT A CHANGE OF CONTROL, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO STOCKHOLDERS, OR COULD HAVE A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS.

        Certain provisions in Holdings' Restated Certificate of Incorporation and the New Credit Facility may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

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

        Holdings is also subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances. All of the foregoing factors could materially adversely affect the price of the common stock.

        The New Credit Facility contains provisions pursuant to which it is an event of default if any "person" becomes the beneficial owner of more than 35% of the common stock. This could deter certain parties from seeking to acquire us and if any "person" were to become the beneficial owner of more than 35% of the common stock, we may not be able to repay such indebtedness.

        We have the exclusive right to use certain Warner Bros. and DC Comics characters in our theme parks in the United States (except in the Las Vegas metropolitan area), Canada, Mexico and certain other countries. Warner Bros. can terminate these licenses under certain circumstances, including the acquisition of us by persons engaged in the movie or television industries. This could deter certain parties from seeking to acquire us.

RISKS RELATED TO THE REORGANIZATION UNDER CHAPTER 11

         HISTORICAL FINANCIAL INFORMATION WILL NOT BE COMPARABLE.

        As a result of the Chapter 11 Filing, our financial statements were subject to the accounting prescribed by FASB ASC 852. We have applied fresh start accounting, pursuant to which our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations ("FASB ASC 805") and the difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill.

        Our financial condition and results of operations as of and subsequent to the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements. This will make it difficult for stockholders to assess our performance in relation to prior periods.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

ITEM 2.    PROPERTIES

        Set forth below is a brief description of our material real estate at February 1, 2012. See also "Business—Description of Parks."

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

        We have granted to our lenders under the New Credit Facility agreement, a mortgage on substantially all of our United States properties.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Prior to April 18, 2009, SFI's common stock traded on the New York Stock Exchange under the symbol "SIX." From April 18, 2009 through the Effective Date, prices for SFI's common stock were quoted on the over-the-counter market under the symbol "SIXFQ." On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of SFI, including all options and restricted stock awards, were cancelled pursuant to the terms of the Plan.

        Holdings' common stock currently trades on the New York Stock Exchange under the symbol "SIX." The stock began trading on New York Stock Exchange on June 21, 2010.

        On May 5, 2011, Holdings' Board of Directors approved a two-for-one stock split of Holdings' common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011. In accordance with the provisions of our stock benefit plans and as determined by Holdings' Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the two-for-one stock split.

        The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock, as adjusted to reflect Holdings' two-for-one stock split in June 2011:

	Sales Price Per Share
			Dividend Paid Per Share
	High	Low
2012
First Quarter (through February 15, 2012)	$49.04	$40.44	—
2011
Fourth Quarter	$41.64	$24.72	$0.06
Third Quarter	$39.99	$27.70	$0.06
Second Quarter	$40.25	$33.25	$0.03
First Quarter	$36.21	$26.98	$0.03
2010
Fourth Quarter	$28.50	$21.66	$0.03
Third Quarter	$22.75	$15.93	—
Second Quarter (beginning June 21, 2010)	$18.61	$16.72	—

Holders of Record

        As of February 15, 2012, there were approximately 82 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.

Increase in Quarterly Dividends

        On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share. The Board of Directors declared the first quarter 2012 dividend of $0.60 per common share will be payable on March 12, 2012 to stockholders of record on March 1, 2012.

        The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the New Credit Facility includes certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis—Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this report and Note 8 to the Consolidated Financial Statements included in this report.

Issuer Purchases of Equity Securities

        On February 24, 2011, Holdings' Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $60.0 million in shares of Holdings' common stock over a three-year period (the "First Stock Repurchase Plan"). Under the First Stock Repurchase Plan, during March, May and June 2011, Holdings repurchased an aggregate of 1,166,000 shares at a cumulative price of approximately $41.5 million. The following table sets forth information regarding purchases of Holdings' common stock during the three-month period ended December 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31	—	—	—	$18,497,000
November 1 - November 30	—	—	—	$18,497,000
December 1 - December 31	451,559	$40.96	451,559	$2,000

	451,559	$40.96	451,559	$2,000

        As of December 31, 2011, the First Stock Repurchase Plan was substantially completed.

        On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). As of February 15, 2012, Holdings has repurchased approximately 160,000 shares at a cumulative price of approximately $6.9 million under the Second Stock Repurchase Plan.

Performance Graph

        The following graph shows a comparison of the five-year cumulative total stockholder return on Holdings' common stock (assuming all dividends were reinvested), The Standard & Poor's ("S&P") 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*
Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index,
and the S&P Movies & Entertainment Index

*
$100 invested on 4/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

  Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	5/10/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
Six Flags Entertainment Corporation	100.00	114.31	149.42	185.11	245.24	255.32	189.34	282.11
S&P 500	100.00	87.20	97.05	107.48	113.85	113.96	98.16	109.76
S&P Midcap 400	100.00	86.72	98.09	111.34	121.76	120.87	96.84	109.41
S&P Movies & Entertainment	100.00	84.89	91.58	101.83	118.02	115.80	93.44	113.38

ITEM 6.    SELECTED FINANCIAL DATA

        The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the historical financial statements and related notes this report contains.

        Upon emergence from Chapter 11, we adopted fresh start reporting which resulted in our Company becoming a new entity for financial reporting purposes. Accordingly, consolidated financial data on or after May 1, 2010 is not comparable to the consolidated financial data prior to that date.

        Our audited financial statements included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the results of thirteen parks, including the seven parks which were sold in April 2007 and the Louisville and New Orleans parks, as discontinued operations (in thousands, except per share data).

	Successor		Predecessor
	Year Ended December 31,	Eight Months Ended December 31,	Four Months Ended April 30,	Year Ended December 31,
	2011	2010	2010	2009	2008	2007
Statement of Operations Data:
Theme park admissions	$541,744	$452,189	$59,270	$482,670	$526,550	$514,627
Theme park food, merchandise and other	413,844	348,552	52,054	374,685	420,994	401,027
Sponsorship, licensing and other fees	42,380	37,877	11,259	41,577	58,251	37,986
Accommodations revenue	15,206	9,194	5,494	—	—	—

Total revenue	1,013,174	847,812	128,077	898,932	1,005,795	953,640

Operating expenses (excluding depreciation and amortization shown separately below)	397,874	292,550	115,636	413,817	407,766	416,359
Selling, general and administrative (excluding depreciation and amortization shown separately below)	215,059	142,079	47,608	192,618	211,512	237,300
Costs of products sold	77,286	66,965	12,132	75,296	84,680	79,511
Depreciation and amortization	168,999	118,349	45,675	141,707	135,439	133,173
Loss on disposal of assets	7,615	11,727	1,923	11,135	17,123	36,769
Interest expense, net	65,217	53,842	74,134	105,435	183,028	204,132
Equity in loss (income) of investee	3,111	1,372	(594)	(3,122)	806	502
Loss (gain) on debt extinguishment, net	46,520	18,493	—	—	(107,743)	8,870
Other expense (income), net	73	956	(802)	17,304	14,627	20,090
Restructure costs	25,086	37,417	—	—	—	—

Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	6,334	104,062	(167,635)	(55,258)	58,557	(183,066)
Reorganization items, net	2,455	7,479	(819,473)	101,928	—	—

Income (loss) from continuing operations before income taxes, and discontinued operations	3,879	96,583	651,838	(157,186)	58,557	(183,066)
Income tax (benefit) expense	(8,065)	11,177	112,648	2,902	116,630	6,203

Income (loss) from continuing operations before discontinued operations	11,944	85,406	539,190	(160,088)	(58,073)	(189,269)
Income (loss) from discontinued operations	1,201	(565)	9,759	(34,007)	(21,016)	(26,355)

Net income (loss)	13,145	84,841	548,949	(194,095)	(79,089)	(215,624)
Less: Net income attributable to noncontrolling interests	(35,805)	(34,788)	(76)	(35,072)	(40,728)	(39,684)

Net (loss) income attributable to Six Flags Entertainment Corporation	$(22,660)	$50,053	$548,873	$(229,167)	$(119,817)	$(255,308)

Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	$(22,660)	$50,053	$548,873	$(245,509)	$(141,787)	$(277,278)

Net (loss) income per common share outstanding—basic and diluted:(1)
(Loss) income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(0.43)	$0.92	$5.50	$(2.16)	$(1.25)	$(2.65)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.02	(0.01)	0.10	(0.35)	(0.21)	(0.28)

Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	$(0.41)	$0.91	$5.60	$(2.51)	$(1.46)	$(2.93)

Weighted average number of common shares outstanding—basic and diluted(1)	55,075	55,300	98,054	97,720	96,950	94,747

Cash dividends declared per common share	$0.18	0.03	—	—	—	—

(1)
All Successor per share amounts have been retroactively adjusted to reflect holdings' two-for-one stock split in June 2011, as described in Note 12 to the Consolidated Financial Statements.

	Successor		Predecessor
	December 31,		December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents(1)	$231,427	$187,061	$164,830	$210,332	$28,388
Total assets	$2,648,178	$2,733,253	$2,907,652	$3,030,129	$2,944,138
Total long-term debt (excluding current maturities)(2)	$921,940	$938,195	$1,966,754	$2,044,230	$2,163,712
Total debt(2)	$957,236	$971,154	$2,406,580	$2,298,200	$2,182,427
Redeemable noncontrolling interests	$440,427	$441,655	$355,933	$414,394	$415,350
Mandatorily redeemable preferred stock (represented by the PIERS)	$—	$—	$306,650	$302,382	$285,623
Stockholders' equity (deficit)	$763,478	$863,708	$(584,174)	$(376,499)	$(178,440)
Noncontrolling interests(3)	$3,670	$4,455	—	—	—

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

  •
  Results of Operations.  The results of operations section provides an analysis of our results for the year ended December 31, 2011, the eight months ended December 31, 2010, the four months ended April 30, 2010 and the year ended December 31, 2009. The four months ended April 30, 2010 and the eight months ended December 31, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010. In addition, we provide a discussion of items affecting the comparability of our financial statements.

  •
  Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2011 and of our outstanding debt and commitments existing as of December 31, 2011.

  •
  Market Risks and Security Analyses.  We are principally exposed to market risk related to interest rates and foreign currency exchange rates, which are described in the market risks and security analyses section.

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

        Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (approximately 53% of revenue in 2011), (ii) the sale of food, merchandise, games and attractions inside our parks, and (iii) and sponsorship, licensing and other fees. Revenues from ticket sales and park sales is primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2011, our park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) improved as a result of increased revenues and lower cash operating costs. While attendance during 2011 only slightly increased, per capita guest spending improved as a result of the success of improved pricing, along with our season pass and group sales marketing initiatives. Our cash operating costs decreased primarily as a result of our ongoing focus on operational efficiency.

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

        Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy, we adopted fresh start accounting effective May 1, 2010 whereby our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805. The difference between our estimated fair value and our identifiable assets and liabilities was recorded as goodwill. See Note 1(b) to the Consolidated Financial Statements for a discussion of application of fresh start accounting and effects of the Plan. The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(b) to the Consolidated Financial Statements results in financial statements that are not comparable to financial statements in periods prior to emergence.

Property and Equipment

        With the adoption of fresh start accounting on April 30, 2010, property and equipment was revalued based on the new replacement cost less depreciation valuation methodology. See Note 1(b) to the Consolidated Financial Statements for assumptions used in determining the fair value of property and equipment under fresh start accounting. Property and equipment additions are recorded at cost and the carrying value is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases in which we determine that the useful life of property and equipment should be shortened, we depreciate the remaining net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense evenly through the remaining expected life.

Valuation of Long-Lived Assets

        Long-lived assets totaled $2,314.5 million at December 31, 2011, consisting of property and equipment ($1,291.8 million), goodwill ($630.2 million) and other intangible assets ($392.5 million). With our adoption of fresh start accounting upon emergence, assets were initially revalued based on the fair values of long-lived assets. See Note 1(b) to the Consolidated Financial Statements for assumptions used in determining fair value of long-lived assets under fresh start accounting.

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

        Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $426.6 million, $420.1 million, $450.0 million and $612.4 million at December 31, 2011, December 31, 2010, April 30, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating and capital loss carryforwards and tax credits, before they expire. The valuation allowance at December 31, 2011, December 31, 2010, April 30, 2010 and December 31, 2009 is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.

        Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase net operating loss carryforwards prior to their expiration. See Note 3(s) to the Consolidated Financial Statements. Subsequent to our emergence from Chapter 11 proceedings, our profitability has increased which may allow for us to begin to project future taxable income after 2012 and assess our valuation allowance as well.

Recent Events

        On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the "New Credit Facility"), which replaced the First Lien Amendment and related facilities. The New Credit Facility is comprised of a $200.0 million revolving credit loan facility (the "New Revolving Loan"), a $75.0 million Tranche A Term Loan facility (the "Term Loan A") and an $860.0 million Tranche B Term Loan facility (the "Term Loan B" and together with the Term Loan A, the "New Term Loans"). In certain circumstances, the Term Loan B can be increased by $300.0 million. The proceeds from the $935.0 million New Term Loans were used, along with $15.0 million of existing cash, to retire the $950 million Senior Term Loan. Also in connection with the New Credit Facility, the TW Loan and associated guarantee were terminated. We incurred approximately $25 million in fees and expenses in connection with the New Credit Facility and the repayment of the Senior Term Loan, and we expect annual cash savings to be approximately $13 million. In connection with the New Credit Facility, we recorded an aggregate $46.5 million loss on debt extinguishment for the year ended December 31, 2011. See Note 8 to the Consolidated Financial Statements.

        On May 5, 2011, Holdings' Board of Directors approved a two-for-one stock split of Holdings' common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011. In accordance with the provisions of our stock benefit plans and as determined by Holdings' Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the two-for-one stock split. All Successor share and per share amounts presented herein have been retroactively adjusted to reflect the stock split. No retroactive adjustments were required for the Predecessor share and per share amounts as all Predecessor common stock, preferred stock purchase rights, PIERS and ownership interests were cancelled on the Effective Date as described in Note 1 to the Consolidated Financial Statements.

        One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we declared and paid quarterly cash dividends during 2011. On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share. The Board of Directors declared the first quarter 2012 dividend of $0.60 per common share will be payable on March 12, 2012 to stockholders of record on March 1, 2012. In addition, in February 2011, we initiated a stock repurchase plan (the "First Stock Repurchase Plan"), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period, as a sound use of our cash and a responsible way to enhance shareholder value. During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan. As of December 31, 2011, the First Stock Repurchase Plan was substantially completed. On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). As of February 15, 2012, Holdings has repurchased approximately 160,000 shares at a cumulative price of approximately $6.9 million under the Second Stock Repurchase Plan.

Results of Operations

        Summary data for the year ended December 31, 2011, the eight months ended December 31, 2010, the four months ended April 30, 2010 and the year ended December 31, 2009 are set forth in the below table (in thousands, except per capita revenue). The four months ended April 30, 2010 and the eight months ended December 31, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010. References in results of operations and percentage change combine the two periods in order to provide comparability of such information to the year ended December 31, 2011 and year ended December 31, 2009.

	Successor		Predecessor
					Percentage Changes
		Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
	Year Ended December 31, 2011			Year Ended December 31, 2009
					2011 vs 2010	2010 vs 2009
Total revenue	$1,013,174	$847,812	$128,077	$898,932	4%	9%

Operating expenses	397,874	292,550	115,636	413,817	(3)	(1)
Selling, general and administrative	215,059	142,079	47,608	192,618	13	(2)
Cost of products sold	77,286	66,965	12,132	75,296	(2)	5
Depreciation and amortization	168,999	118,349	45,675	141,707	3	16
Loss on disposal of assets	7,615	11,727	1,923	11,135	(44)	23
Interest expense, net	65,217	53,842	74,134	105,435	(49)	21
Equity in loss (income) of investee	3,111	1,372	(594)	(3,122)	N/M	(125)
Loss on debt extinguishment	46,520	18,493	—	—	152	N/M
Other expense (income), net	73	956	(802)	17,304	(53)	(99)
Restructure costs	25,086	37,417	—	—	(33)	N/M

Income (loss) from continuing operations before reorganization items and income taxes	6,334	104,062	(167,635)	(55,258)	(110)	15
Reorganization items, net	2,455	7,479	(819,473)	101,928	(100)	(897)

Income (loss) from continuing operations before income taxes	3,879	96,583	651,838	(157,186)	(99)	(576)
Income tax (benefit) expense	(8,065)	11,177	112,648	2,902	(107)	N/M

Income (loss) from continuing operations	$11,944	$85,406	$539,190	$(160,088)	(98)	(490)

Other Data:
Attendance	24,295	21,272	3,018	23,270	—	4%
Total revenue per capita	$41.70	$39.86	$42.43	$38.63	4	4

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

        Revenue.    Revenue in 2011 increased $37.3 million (4%) to $1,013.2 million compared to $975.9 million in 2010 reflecting increased per capita guest spending. Per capita guest spending, which excludes sponsorship, licensing, accommodations at the Six Flags Great Escape Lodge and other fees, increased $1.78 (5%) to $39.33 in 2011 compared to $37.55 in 2010. Admissions revenue per capita increased $1.24 (6%) to $22.30 in 2011 compared to $21.06 in 2010, and was driven primarily by improved yield on single day tickets and season pass pricing coupled with a favorable exchange rate impact on admissions revenue per capita at our parks in Mexico City and Montreal of $0.09. Increased revenues from rentals, food and beverage, retail, paid attractions and catering during 2011 resulted in a $0.54 (3%) increase in non-admissions per capita guest spending compared to the prior year period, of which approximately $0.05 was attributable to the stronger Mexican peso and Canadian dollar.

        Operating Expenses.    Operating expenses for 2011 decreased $10.3 million (3%) compared to operating expenses in 2010. This decrease was primarily driven by decreases in (i) salaries, wages and benefits ($5.7 million), (ii) utilities ($3.3 million), (iii) contract shows ($1.8 million), and (iv) royalty expense ($1.4 million). These decreases were primarily related to our ongoing cost reduction program, our planned reduction in low margin operating days and a reduction in operating days due to adverse weather and were partially offset by an unfavorable exchange rate impact at our parks in Mexico City and Montreal ($1.7 million).

        Selling, general and administrative.    Selling, general and administrative expenses for 2011 increased $25.4 million (13%) compared to 2010. The increase primarily reflects an increase in non-cash stock-based compensation ($34.9 million) partially offset by (i) a decrease in advertising expense ($6.7 million) and (ii) a decrease in consulting services ($2.7 million).

        Costs of products sold.    Costs of products sold in 2011 decreased $1.8 million (2%) compared to 2010, primarily due to our strategic decision to replace external vendors with in-house operations, which led to an improvement in gross margins.

        Depreciation and amortization.    Depreciation and amortization expense for 2011 increased $5.0 million (3%) compared to 2010. The increase was primarily attributable to the full year amortization of the intangible assets that were recorded as a result of the application of fresh start accounting.

        Loss on disposal of assets.    Loss on disposal of assets decreased by $6.0 million in 2011 compared to 2010 primarily due to the write-off of a project that was terminated at our park in Jackson, New Jersey in 2010.

        Interest expense, net.    Interest expense, net, for 2011 decreased $62.8 million (49%) compared to 2010, primarily reflecting the $45.3 million of interest accrued on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010, as well as a reduction in debt resulting from (i) the confirmation of the Plan, (ii) the August 2010 prepayment on the Exit First Lien Term Loan, and (iii) the December 2010 debt refinancing transaction.

        Equity in loss (income) of investee.    The $2.3 million increase in equity in loss of investee in 2011 compared to 2010 is attributable to our investment in DCP and their reduced net income in 2011 primarily related to increased costs from their ongoing lawsuit with the Hollywood Foreign Press and increased interest expense.

        Loss on debt extinguishment.    The $46.5 million loss on debt extinguishment in 2011 was recognized on the repayment in full and termination of the $950.0 million Senior Term Loan and the termination of the TW Loan in December 2011 in conjunction with the New Credit Facility.

        The $18.5 million loss on debt extinguishment in 2010 was primarily the result of the $17.5 million loss recognized on the repayment in full, and termination, of the $250.0 million senior secured second lien term loan facility in December 2010 in conjunction with the First Lien Amendment. In addition, a $957,000 net loss on debt extinguishment was recognized in August 2010 as a result of the $25.0 million prepayment made on the Exit First Lien Term Loan.

        Restructure costs.    During 2011, restructure costs incurred were attributable to a $23.7 million settlement reached with our former Executive Vice President and Chief Financial Officer during May 2011. During the year ended December 31, 2011, we recorded $25.1 million of restructuring charges for the aforementioned settlement and related costs after consideration of amounts previously accrued. During 2010, restructure costs were $37.4 million, consisting primarily of severance and other costs related to our former Chief Executive Officer and other executives leaving the Company, a company-wide workforce reduction and contract terminations related to our new strategic direction.

        Reorganization items, net.    During 2011, we incurred $2.5 million of reorganization items for costs and expenses directly related to the reorganization including fees associated with advisors to the Debtors, certain creditors and the Creditors' Committee (as such term is defined the Plan). During 2010, the $812.0 million favorable impact of reorganization items was due to the $1,087.5 million gain on settlement of liabilities subject to compromise recognized on the Effective Date, partially offset by $178.5 million of fresh start accounting adjustments and $89.6 million of other costs and expenses directly related to the reorganization.

        Income tax (benefit) expense.    Income tax benefit was $8.1 million for 2011 compared to an income tax expense of $123.8 million for 2010, primarily reflecting the utilization of net operating loss ("NOL") carryforwards. At December 31, 2011, we estimate we have approximately $1.1 billion of NOL carryforwards for federal income tax purposes and $4.5 billion of NOL carryforwards for state income tax purposes. See Note 3(s) and Note 11 to the Consolidated Financial Statements.

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

        Depreciation and amortization.    Depreciation and amortization expense for 2010 increased $22.3 million (16%) compared to 2009. The increase was primarily attributable to (i) the amortization of the intangible assets that were recorded as a result of the application of fresh start accounting (see Note 1(b) to the Consolidated Financial Statements), (ii) the consolidation of the Lodge and (iii) the exchange rate impact at our parks in Montreal and Mexico City.

        Loss on disposal of assets.    Loss on disposal of assets increased by $2.5 million in 2010 compared to 2009 primarily due to the write-off of a project that was terminated at our park in Jackson, New Jersey in 2010.

        Interest expense, net.    Interest expense, net, for 2010 increased $22.5 million (21%) compared to 2009, primarily reflecting an additional $45.3 million of interest accrued in 2010 on the $400 million outstanding aggregate principal amount of the 2016 Notes to record the liability at the probable estimated allowed claim as of March 31, 2010. The increase in interest expense was partially offset by the reduction of debt as a result of confirmation of the Plan by the Bankruptcy Court.

        Equity in loss (income) of investee.    The $3.9 million decrease in equity in loss (income) of investee in 2010 compared to 2009 is related to our investment in DCP and their reduced net income in 2010 primarily related to increased interest expense.

        Loss on debt extinguishment.    The $18.5 million loss on debt extinguishment in 2010 was primarily the result of the $17.5 million loss recognized on the repayment in full, and termination, of the $250.0 million senior secured second lien term loan facility in December 2010 in conjunction with the First Lien Amendment. In addition, a $1.0 million net loss on debt extinguishment was recognized in August 2010 as a result of the $25.0 million prepayment made on the Exit First Lien Term Loan.

        Restructure costs.    Restructure costs were $37.4 million for 2010, consisting primarily of severance and other costs related to our former Chief Executive Officer and other executives leaving the Company, a company-wide workforce reduction and contract terminations related to our new strategic direction.

        Other (income) expense, net.    Other (income) expense, net, improved by $17.2 million in 2010 primarily due to a loss on the termination of interest rate swaps in the second quarter of 2009.

        Reorganization items, net.    The $812.0 million favorable impact of reorganization items for 2010 was due to the $1,087.5 million gain on settlement of liabilities subject to compromise recognized on the Effective Date, partially offset by $178.5 million of fresh start accounting adjustments and $89.6 million of other costs and expenses directly related to the reorganization. The $101.9 million of reorganization costs in 2009 included $67.6 million for the write off of unamortized debt issue costs, premiums and discounts associated with debt reclassified as liabilities subject to compromise and $34.3 million of other costs and expenses directly related to the reorganization.

        Income tax expense.    Income tax expense was $123.8 million for 2010 compared to $2.9 million for 2009, primarily reflecting the deferred income taxes that were recorded as a result of fresh start reporting in 2010. See Note 3(s) and Note 11 to the Consolidated Financial Statements.

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

Liquidity, Capital Commitments and Resources

General

        Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), common stock dividends, payments to our partners in the Partnership Parks, and common stock repurchases. SFI did not pay a dividend on SFI's common stock during 2009 or the four months ended April 30, 2010. During the year ended December 31, 2011 and 2010, Holdings paid $9.8 million and $1.6 million, respectively, in cash dividends on its common stock. On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share. The Board of Directors declared the first quarter 2012 dividend of $0.60 per common share will be payable on March 12, 2012 to stockholders of record on March 1, 2012. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. We currently anticipate paying approximately $135.0 million in cash dividends on our common stock for the 2012 calendar year.

        In February 2011, we initiated a stock repurchase plan (the "First Stock Repurchase Plan"), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period. During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan. As of December 31, 2011, the First Stock Repurchase Plan was substantially completed. On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan").

        We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the New Credit Facility will be adequate to meet our liquidity needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements, obligations under arrangements relating to the Partnership Parks and common stock repurchases.

        Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather or these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the New Revolving Loan or be required to repay amounts outstanding under the New Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K.

        As of December 31, 2011, our total indebtedness, net of discount, was approximately $957.2 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2012, and (iii) estimated interest rates for floating-rate debt, we anticipate annual cash interest payments will aggregate $42.0 million for 2012. Under the New Credit Facility, approximately 87% of the New Term Loans are not due until December 2018. We currently plan on spending approximately 9% of revenues on capital expenditures for the 2012 calendar year.

        As of December 31, 2011, we had approximately $231.4 million of unrestricted cash and $168.8 million available for borrowing under the New Revolving Loan. Our ability to borrow under the New Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the New Revolving Loan, we would likely be unable to pay in full our off-season obligations. A default under the New Revolving Loan could permit the lenders under the New Credit Facility to accelerate the obligations thereunder. The New Revolving Loan expires on December 20, 2016. The terms and availability of the New Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

        For a more detailed description of our indebtedness, see Note 8 to the Consolidated Financial Statements.

        During the year ended December 31, 2011, net cash provided by operating activities before reorganization items was $292.4 million. Net cash used in investing activities in 2011 was $88.5 million, consisting primarily of capital expenditures, partially offset by $2.4 million received from the maturity of restricted use investments. Net cash used in financing activities in 2011 was $139.6 million, primarily attributable to the repurchase of stock, distributions to our noncontrolling interests, the payment of deferred financing costs and the repayment of borrowings during our December 2011 debt refinance, and the payment of cash dividends partially offset by proceeds from the issuance of common stock due to stock option exercises.

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

Long-Term Debt

        Our total debt at December 31, 2011 was $957.2 million, which included approximately $925.7 million under the New Credit Facility and $31.5 million under the HWP Refinance Loan. See Note 8 to the Consolidated Financial Statements for further information on our debt obligations.

Partnership Park Obligations

        We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $65.1 million in 2012 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2011, our share of the distribution will be approximately $28.1 million), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues and (iii) an annual offer to purchase a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units at the Specified Prices (as defined below), which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest "put" during such Put Period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 16 to Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC ("HWP") for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33.0 million term loan (the "Refinance Loan") ($31.5 million and $31.9 million of which was outstanding at December 31, 2011 and 2010, respectively), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own an approximate 49% interest as of December 31, 2011).

Contractual Obligations

        Set forth below is certain information regarding our debt, lease and purchase obligations at December 31, 2011 (in thousands):

	Payment Due by Period
Contractual Obligations	2012	2013 - 2014	2015 - 2016	2017 and beyond	Total
Long term debt(1)—including current portion	$4,135	$33,135	$74,515	$854,761	$966,546
Interest on long-term debt(2)	40,388	79,946	77,385	71,505	269,224
Real estate and operating leases(3)	6,453	11,864	11,171	158,089	187,577
Purchase obligations(4)	119,705	7,100	7,850	4,300	138,955

Total	$170,681	$132,045	$170,921	$1,088,655	$1,562,302

(1)
Payments are shown at principal amount. See Note 8 to the Consolidated Financial Statements for further discussion on long-term debt.

(2)
See Note 8 to the Consolidated Financial Statements for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2011.

(3)
Assumes for lease payments based on a percentage of revenues, future payments at 2011 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2011.

(4)
Represents obligations at December 31, 2011 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2017 only), and new rides and attractions. Of the amount shown for 2012, approximately $66.3 million represents capital items. The amounts in respect of new rides and attractions were computed at December 31, 2011 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified at December 31, 2011 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items. None of the park-level obligations is individually material.

Other Obligations

        During the years ended December 31, 2011, 2010 and 2009, we made contributions to our defined benefit pension plan of $3.7 million, $2.2 million and $2.9 million, respectively. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continue to earn future pension benefits. We expect to make contributions of approximately $7.6 million in 2012 to our pension plan based on the 2011 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2012, and our estimated expense for employee health insurance for 2012 is $11.5 million. See Note 13 and Note 14 to the Consolidated Financial Statements for more information on our pension benefit and 401(k) plans.

        The vast majority of our capital expenditures in 2012 and beyond will be made on a discretionary basis. We plan on spending approximately 9% of revenues on capital expenditures for all of our operations in the 2012 season.

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2011. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

        The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2011. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.

        At December 31, 2011, we had total debt of $957.2 million, of which $31.5 million represents fixed-rate debt and the balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

        Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $9.4 million. See Note 8 to the Consolidated Financial Statements for information on interest rates under our debt agreements.

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

        We adopted the new guidance at January 1, 2010. As a result of adopting this update, we consolidated HWP Development, LLC joint venture as of January 1, 2010, which resulted in a $38.8 million and a $33.8 million increase in our assets and liabilities, respectively. The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interest. The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statements of operations for periods ended December 31, 2011, December 31, 2010 and April 30, 2010. The adoption of this updated amendment did not change the accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate. See Note 6 to the Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks and Sensitivity Analyses" beginning on page 45 of this Annual Report on Form 10-K is incorporated by reference into this Item 7A.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2011, of the effectiveness of our disclosure controls and procedures, as such term is defined under

Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2011

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding our executive officers is provided in "Item 1. Business—Executive Officers and Certain Significant Employees" beginning on page 15 of this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2012 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2011 (the "2012 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth in the sections entitled "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2012 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2012 Proxy Statement. Information relating to securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in the section entitled "Equity Compensation Plan Information" in the 2012 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance—Independence" in the 2012 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2012 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (2) Financial Statements and Financial Statement Schedules

        The following Consolidated Financial Statements of Six Flags Entertainment Corporation and its subsidiaries, the notes thereto, the related report thereon of the independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Annual Report on Form 10-K:

Management's Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Six Flags Entertainment Corporation Consolidated Balance Sheets—December 31, 2011 and December 31, 2010 (Successor)	F-5

Six Flags Entertainment Corporation Consolidated Statements of Operations Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

F-6

Six Flags Entertainment Corporation Consolidated Statement of Comprehensive Income (Loss) Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

F-7

Six Flags Entertainment Corporation Consolidated Statement of Equity (Deficit) Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

F-8

Six Flags Entertainment Corporation Consolidated Statement of Cash Flows Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

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

Date: February 27, 2012

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ JAMES REID-ANDERSON James Reid-Anderson Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ JAMES REID-ANDERSON James Reid-Anderson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ JOHN M. DUFFEY John M. Duffey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012
/s/ LEONARD A. RUSS Leonard A. Russ	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012
/s/ JOHN W. BAKER John W. Baker	Director	February 27, 2012
/s/ KURT CELLAR Kurt Cellar	Director	February 27, 2012
/s/ CHARLES A. KOPPELMAN Charles A. Koppelman	Director	February 27, 2012
/s/ JON L. LUTHER Jon L. Luther	Director	February 27, 2012
/s/ USMAN NABI Usman Nabi	Director	February 27, 2012
/s/ STEPHEN D. OWENS Stephen D. Owens	Director	February 27, 2012
/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	February 27, 2012

SIX FLAGS ENTERTAINMENT CORPORATION

Index to Consolidated Financial Statements

Management's Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Six Flags Entertainment Corporation Consolidated Balance Sheets—December 31, 2011 and December 31, 2010 (Successor)	F-5

Six Flags Entertainment Corporation Consolidated Statements of Operations Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

F-6

Six Flags Entertainment Corporation Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

F-7

Six Flags Entertainment Corporation Consolidated Statements of Equity (Deficit) Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

F-8

Six Flags Entertainment Corporation Consolidated Statements of Cash Flows Year Ended December 31, 2011, Eight Months Ended December 31, 2010 (Successor), Four Months Ended April 30, 2010 and Year Ended December 31, 2009 (Predecessor)

F-10
Notes to Consolidated Financial Statements	F-11

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JAMES REID-ANDERSON James Reid-Anderson President and Chief Executive Officer
/s/ JOHN M. DUFFEY John M. Duffey Executive Vice President and Chief Financial Officer

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity (deficit), comprehensive income (loss), and cash flows for the year ended December 31, 2011 (Successor), the eight months ended December 31, 2010 (Successor), the four months ended April 30, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor). We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 (Successor), the eight months ended December 31, 2010 (Successor), the four months ended April 30, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

        As described in Note 3 to the consolidated financial statements, the Company changed its method of evaluating variable interest entities as of January 1, 2010 due to the adoption of a new accounting pronouncement issued by the Financial Accounting Standards Board.

KPMG LLP

Dallas, Texas
February 27, 2012

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$231,427	$187,061
Accounts receivable	18,461	20,255
Inventories	20,973	23,542
Prepaid expenses and other current assets	38,668	36,055

Total current assets	309,529	266,913
Other assets:
Debt issuance costs	13,026	40,675
Restricted-use investment securities	513	2,938
Deposits and other assets	10,477	16,639

Total other assets	24,016	60,252
Property and equipment, at cost	1,544,351	1,470,986
Accumulated depreciation	(252,514)	(105,901)

Total property and equipment	1,291,837	1,365,085
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	392,548	410,755

Total assets	$2,648,178	$2,733,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,823	$33,342
Accrued compensation, payroll taxes and benefits	59,441	34,563
Accrued insurance reserves	34,128	36,546
Accrued interest payable	1,071	3,413
Other accrued liabilities	29,834	39,175
Deferred income	38,156	25,251
Current portion of long-term debt	35,296	32,959

Total current liabilities	221,749	205,249
Long-term debt	921,940	938,195
Other long-term liabilities	76,180	42,482
Deferred income taxes	220,734	237,509
Redeemable noncontrolling interests	440,427	441,655
Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value,140,000,000 and 60,000,000 shares authorized 54,641,885 and 55,728,218 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively(1)	1,366	697
Capital in excess of par value	832,112	818,799
Retained earnings (accumulated deficit)	(20,088)	48,404
Accumulated other comprehensive loss	(49,912)	(4,192)

Total Six Flags Entertainment Corporation stockholders' equity	763,478	863,708
Noncontrolling interests	3,670	4,455

Total equity	767,148	868,163

Total liabilities and equity	$2,648,178	$2,733,253

(1)
Issued and outstanding common stock amounts at December 31, 2010 have been retroactively adjusted to reflect Holdings' two-for-one stock split in June 2011, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Theme park admissions	$541,744	$452,189	$59,270	$482,670
Theme park food, merchandise and other	413,844	348,552	52,054	374,685
Sponsorship, licensing and other fees	42,380	37,877	11,259	41,577
Accommodations revenue	15,206	9,194	5,494	—

Total revenue	1,013,174	847,812	128,077	898,932
Operating expenses (excluding depreciation and amortization shown separately below)	397,874	292,550	115,636	413,817
Selling, general and administrative (including stock-based compensation of $54,261 in 2011, $18,668 in the eight months ended December 31, 2010, $718 in the four months ended April 30, 2010 and $2,597 in 2009, respectively, and excluding depreciation and amortization shown separately below)	215,059	142,079	47,608	192,618
Costs of products sold	77,286	66,965	12,132	75,296
Depreciation	150,952	106,315	45,373	140,735
Amortization	18,047	12,034	302	972
Loss on disposal of assets	7,615	11,727	1,923	11,135
Interest expense (contractual interest expense was $65,820 for the four months ended April 30, 2010 and $170,894 for the year ended December 31, 2009, respectively)	66,214	54,455	74,375	106,313
Interest income	(997)	(613)	(241)	(878)
Equity in loss (income) of investee	3,111	1,372	(594)	(3,122)
Loss on debt extinguishment	46,520	18,493	—	—
Other expense (income), net	73	956	(802)	17,304
Restructure costs	25,086	37,417	—	—

Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	6,334	104,062	(167,635)	(55,258)
Reorganization items, net	2,455	7,479	(819,473)	101,928

Income (loss) from continuing operations before income taxes and discontinued operations	3,879	96,583	651,838	(157,186)
Income tax (benefit) expense	(8,065)	11,177	112,648	2,902

Income (loss) from continuing operations before discontinued operations	11,944	85,406	539,190	(160,088)
Income (loss) from discontinued operations	1,201	(565)	9,759	(34,007)

Net income (loss)	13,145	84,841	548,949	(194,095)
Less: Net income attributable to noncontrolling interests	(35,805)	(34,788)	(76)	(35,072)

Net (loss) income attributable to Six Flags Entertainment Corporation	$(22,660)	$50,053	$548,873	$(229,167)

Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	$(22,660)	$50,053	$548,873	$(245,509)

Weighted average common shares outstanding—basic and diluted(1):	55,075	55,300	98,054	97,720

Net (loss) income per average common share outstanding—basic and diluted(1):
(Loss) income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(0.43)	$0.92	$5.50	$(2.16)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.02	(0.01)	0.10	(0.35)

Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	$(0.41)	$0.91	$5.60	$(2.51)

Cash dividends declared per common share(1)	$0.18	$0.03	—	—
Amounts attributable to Six Flags Entertainment Corporation:
(Loss) income from continuing operations	$(23,861)	$50,618	$539,114	$(195,160)
Income (loss) from discontinued operations	1,201	(565)	9,759	(34,007)

Net (loss) income	$(22,660)	$50,053	$548,873	$(229,167)

(1)
All Successor share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock split in June 2011, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Net income (loss)	$13,145	$84,841	$548,949	$(194,095)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,154)	2,539	5,419	12,932
Defined benefit retirement plan	(36,566)	(6,731)	1,902	13,486
Change in cash flow hedging	—	—	(559)	(3,257)

Net other comprehensive (loss) income	(45,720)	(4,192)	6,762	23,161

Comprehensive (loss) income	(32,575)	80,649	555,711	(170,934)
Comprehensive income attributable to noncontrolling interests	(35,805)	(34,788)	(76)	(35,072)

Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(68,380)	$45,861	$555,635	$(206,006)

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Equity (Deficit)

(in thousands, except share data)

	Preferred stock		Common stock
						(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income
	Shares issued	Amount	Shares issued(1)	Amount	Capital in excess of par value			Total Six Flags Entertainment Corporation	Non- controlling interests	Total
Balances at December 31, 2008 (Predecessor)	—	—	97,726,233	$2,443	$1,491,494	$(1,813,978)	$(56,458)	$(376,499)	$—	$(376,499)
Issuance of common stock	—	—	20,585	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,597	—	—	2,597	—	2,597
Net loss	—	—	—	—	—	(229,167)	—	(229,167)	—	(229,167)
Net other comprehensive income	—	—	—	—	—	—	23,161	23,161	—	23,161
Preferred stock dividends	—	—	—	—	—	(16,342)	—	(16,342)	—	(16,342)
Conversion of mandatory redeemable preferred stock to common stock	—	—	579,118	14	12,062	—	—	12,076	—	12,076

Balances at December 31, 2009 (Predecessor)	—	—	98,325,936	2,458	1,506,152	(2,059,487)	(33,297)	(584,174)	—	(584,174)
Stock-based compensation	—	—	—	—	2,003	—	—	2,003	—	2,003
Net income	—	—	—	—	—	548,873	—	548,873	—	548,873
Net other comprehensive income	—	—	—	—	—	—	6,762	6,762	—	6,762
Adoption of FASB ASC 810 as of January 1, 2010 (Note 3)	—	—	—	—	—	—	—	—	5,016	5,016
Cancellation of Predecessor Company common stock	—	—	(98,325,936)	(2,458)	(1,508,155)	—	—	(1,510,613)	—	(1,510,613)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	1,510,614	26,535	1,537,149	127	1,537,276
Issuance of new common stock	—	—	54,777,778	685	805,106	—	—	805,791	—	805,791
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	76	76

Balances at April 30, 2010 (Successor)	—	—	54,777,778	685	805,106	—	—	805,791	5,219	811,010
Issuance of common stock	—	—	950,440	12	587	—	—	599	—	599
Stock-based compensation	—	—	—	—	13,106	—	—	13,106	—	13,106
Dividends declared to common shareholders	—	—	—	—	—	(1,649)	—	(1,649)	—	(1,649)
Net income	—	—	—	—	—	50,053	—	50,053	—	50,053
Net other comprehensive loss	—	—	—	—	—	—	(4,192)	(4,192)	—	(4,192)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(764)	(764)

Balances at December 31, 2010 (Successor)	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Equity (Deficit) (Continued)

(in thousands, except share data)

	Preferred stock		Common stock
						Retained earnings (accumulated deficit)	Accumulated other comprehensive loss
	Shares issued	Amount	Shares issued(1)	Amount	Capital in excess of par value			Total Six Flags Entertainment Corporation	Non- controlling interests	Total
Balances at December 31, 2010 (Successor)	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	—	—	511,623	13	9,109	—	—	9,122	—	9,122
Stock-based compensation	—	—	—	—	28,479	—	—	28,479	—	28,479
Dividends declared to common shareholders	—	—	—	—	—	(9,929)	—	(9,929)	—	(9,929)
Repurchase of common stock	—	—	(1,617,373)	(26)	(23,772)	(36,200)	—	(59,998)	—	(59,998)
Two-for-one common stock split	—	—	—	682	(682)	—	—	—	—	—
Employee stock purchase plan	—	—	19,417	—	578	—	—	578	—	578
Fresh start valuation adjustment for SFOT units purchased	—	—	—	—	—	280	—	280	—	280
Net loss	—	—	—	—	—	(22,660)	—	(22,660)	—	(22,660)
Net other comprehensive loss	—	—	—	—	—	—	(45,720)	(45,720)	—	(45,720)
Purchase of HWP ownership interests	—	—	—	—	(399)	17	—	(382)	(602)	(984)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(183)	(183)

Balances at December 31, 2011 (Successor)	—	—	54,641,885	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148

(1)
All Successor share amounts have been retroactively adjusted to reflect Holdings' two-for-one common stock split in June 2011, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Cash flow from operating activities:
Net income (loss)	$13,145	$84,841	$548,949	$(194,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities before reorganization activities:
Depreciation and amortization	168,999	118,349	45,675	141,707
Reorganization items, net	2,455	7,479	(819,473)	138,864
Stock-based compensation	54,261	18,668	718	2,597
Interest accretion on notes payable	1,870	1,096	—	2,785
Loss on debt extinguishment	46,520	18,493	—	—
Gain on discontinued operations	—	(89)	(8,323)	(1,805)
Amortization of debt issuance costs	7,751	4,642	962	4,044
Other, including loss on disposal of assets	7,168	12,751	1,830	19,944
Decrease (increase) in accounts receivable	844	11,456	(11,375)	(988)
(Increase) decrease in inventories, prepaid expenses and other current assets	(549)	17,480	(6,483)	(5,488)
Decrease (increase) in deposits and other assets	6,151	49,559	232	(32,412)
Increase (decrease) in accounts payable, deferred income, accrued liabilities and other long-term liabilities	817	(52,757)	27,268	4,668
(Decrease) increase in accrued interest payable	(2,342)	3,204	(34,132)	21,252
Deferred income tax (benefit) expense	(14,701)	8,011	108,557	(1,650)

Total adjustments	279,244	218,342	(694,544)	293,518

Net cash provided by (used in) operating activities before reorganization activities	292,389	303,183	(145,595)	99,423
Cash flow from reorganization activities:
Net cash used in reorganization activities	(17,452)	(30,371)	(62,325)	(21,660)

Total net cash provided by (used in) operating activities	274,937	272,812	(207,920)	77,763
Cash flow from investing activities:
Additions to property and equipment	(91,680)	(52,171)	(42,956)	(100,117)
Property insurance recovery	536	9,885	5,831	2,223
Capital expenditures of discontinued operations	—	—	(110)	(823)
Purchase of identifiable intangible assets	—	—	—	(108)
Acquisition of theme park assets	(25)	—	(48)	—
Purchase of restricted-use investments	—	(312)	(17)	(1,964)
Maturities of restricted-use investments	2,425	98	25	15,638
Proceeds from sale of assets	216	60	12	1,963
Proceeds from sale of discontinued operations	—	2,339	—	—
Return of capital from DCP	—	38,122	—	—
Cash from the consolidation of HWP Development, LLC	—	—	462	—

Net cash used in investing activities	(88,528)	(1,979)	(36,801)	(83,188)
Cash flow from financing activities:
Repayment of borrowings	(959,412)	(283,591)	(1,470,255)	(47,469)
Proceeds from borrowings	934,400	200,250	1,013,050	100,619
Payment of debt issuance costs	(16,584)	(13,674)	(40,001)	(489)
Net proceeds from issuance of common stock	9,700	599	630,500	—
Stock repurchase	(59,998)	—	—
Payment of cash dividends	(9,791)	(1,649)	—	—
Purchase of HWP ownership interests	(984)	—	—	—
Purchase of redeemable noncontrolling interest	(948)	(4,794)	—	(58,461)
Noncontrolling interest distributions	(35,988)	(35,552)	—	(35,072)

Net cash (used in) provided by financing activities	(139,605)	(138,411)	133,294	(40,872)
Effect of exchange rate on cash	(2,438)	129	1,107	795

Increase (decrease) in cash and cash equivalents	44,366	132,551	(110,320)	(45,502)
Cash and cash equivalents at beginning of period	187,061	54,510	164,830	210,332

Cash and cash equivalents at end of period	$231,427	$187,061	$54,510	$164,830

Supplemental cash flow information
Cash paid for interest	$58,935	$45,512	$106,954	$86,956

Cash paid for income taxes	$7,945	$4,068	$4,005	$4,606

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

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

  (a)
  Plan of Reorganization

        On April 30, 2010 (the "Effective Date"), the Bankruptcy Court entered an order confirming the Debtors' Modified Fourth Amended Joint Plan of Reorganization (the "Plan") and the Debtors emerged from Chapter 11 by consummating their restructuring through a series of transactions contemplated by the Plan including the following:

  •
  Name Change.  On the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI changed its corporate name to Six Flags Entertainment Corporation. As used herein, unless the context requires otherwise, the terms "we," "our," and "Six Flags" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries. As used herein, "SFI" means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation. As used herein, the "Company" refers collectively to SFI or Holdings, as the case may be, and its consolidating subsidiaries.

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

    On the Effective Date, Holdings issued an aggregate of 54,777,778 shares of common stock at $0.025 par value as follows: (i) 5,203,888 shares of common stock to the holders of unsecured claims against SFI, (ii) 4,724,618 shares of common stock to certain holders of the 12 1/4% Notes due 2016 (the "2016 Notes") in exchange for such 2016 Notes in the aggregate amount of $69.5 million, (iii) 34,363,950 shares of common stock to certain "accredited investors" that held unsecured claims who participated in a $505.5 million rights offering, (iv) 6,798,012 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $75.0 million, (v) 3,399,006 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $50.0 million and (vi) 288,304 shares of common stock were issued to certain other equity purchasers as consideration for their commitment to purchase an additional $25.0 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings' Board of Directors (the "Delayed Draw Equity Purchase"). These share amounts have been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 12.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

    On June 21, 2010, the common stock commenced trading on the New York Stock Exchange under the symbol "SIX."

    On June 1, 2011, the Delayed Draw Equity Purchase option expired.

  •
  Prepetition Indebtedness.  Pursuant to the Plan and on the Effective Date, all outstanding obligations under notes issued by SFI and SFO (collectively, the "Prepetition Notes") were cancelled and the indentures governing such obligations were cancelled, except to the extent to allow the Debtors, Reorganized Debtors (as such term is defined in the Plan) or the relevant Prepetition Notes indenture trustee, as applicable, to make distributions pursuant to the Plan on account of claims related to such Prepetition Notes. The Prepetition Notes were as follows: (i) SFI's 8 7/8% Senior Notes due 2010 (the "2010 Notes"), (ii) SFI's 9 3/4% Senior Notes due 2013 (the "2013 Notes"), (iii) SFI's 9 5/8% Senior Notes due 2014 (the "2014 Notes"), (iv) SFI's 4.50% Convertible Senior Notes due 2015 (the "2015 Notes"), and (v) the 2016 Notes.

    Pursuant to the Plan and on the Effective Date, the Second Amended and Restated Credit Agreement, dated as of May 25, 2007 (as amended, modified or otherwise supplemented from time to time, the "Prepetition Credit Agreement"), among SFI, SFO, SFTP (as the primary borrower), certain of SFTP's foreign subsidiaries party thereto, the lenders thereto, the agent banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (in such capacity, the "Administrative Agent"), was cancelled (except that the Prepetition Credit Agreement continued in effect solely for the purposes of allowing creditors under the Prepetition Credit Agreement to receive distributions under the Plan and allowing the Administrative Agent to exercise certain rights).

  •
  Financing at Emergence.  On the Effective Date, we entered into two exit financing facilities: (i) an $890.0 million senior secured first lien credit facility comprised of a $120.0 million revolving loan facility, which could have been increased up to $150.0 million in certain circumstances, and a $770.0 million term loan facility (the "Exit First Lien Term Loan") and (ii) a $250.0 million senior secured second lien term loan facility (the "Exit Second Lien Facility" and, together with the Exit First Lien Facility, the "Exit Facilities").

    Also on the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the "TW Borrowers") entered into a credit agreement with TW-SF, LLC comprised of a $150.0 million multi-draw term loan facility (the "TW Loan") for use with respect to the Partnership Parks "put" obligations.

    See Note 8 for a discussion of the terms and conditions of these facilities and subsequent amendments, early repayments, and terminations from debt extinguishment transactions.

  •
  Fresh Start Accounting.  As required by accounting principles generally accepted in the United States ("GAAP"), we adopted fresh start accounting effective May 1, 2010 following the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("FASB ASC 852"). The financial statements for the periods ended prior to April 30, 2010 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The implementation of the Plan and the application of fresh start accounting results in financial statements that are not comparable to financial statements in periods prior to emergence. See

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

    Note 1(b) for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

    As used herein, "Successor" refers to the Company as of the Effective Date and "Predecessor" refers to SFI together with its consolidated subsidiaries prior to the Effective Date.

  (b)
  Fresh Start Accounting and the Effects of the Plan

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

        Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes, which for the Company is April 30, 2010, the date that the Debtors emerged from Chapter 11. The Plan required the contribution of equity from the creditors representing the unsecured senior noteholders of SFI, of which $555.5 million was raised at a price of $14.71 per share, as adjusted to reflect the June 2011 two-for-one stock split described in Note 12. Holdings also issued stock at $14.71 per share to pay $146.1 million of SFO and SFI claims. The Company's reorganization value reflects the fair value of the new equity and the new debt, the conditions of which were determined after extensive arms-length negotiations between the Debtors' creditors, which included the input of several independent valuation experts representing different creditor interests, who used discounted cash flow, comparable company and precedent transaction analyses.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

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

(1)
Equity balance is calculated based on 54,777,778 shares of Holdings common stock at the price of $14.71 per share pursuant to the Plan, as adjusted to reflect the June 2011 two-for-one stock split described in Note 12.

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

(3)
Other debt includes a $33.0 million refinance loan (the "Refinance Loan") for HWP Development, LLC, $32.2 million of which was outstanding as of April 30, 2010, as well as capitalized leases of approximately $2.1 million and short-term bank borrowings of $1.0 million. See Note 8 for a discussion of the terms and conditions of the Refinance Loan.

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

        The valuations required to determine the fair value of the Company's assets as presented below represent the results of valuation procedures performed by independent valuation specialists. The estimates of fair values of assets and liabilities have been reflected in the Successor Company consolidated balance sheet as of April 30, 2010.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

        The adjustments below are to our April 30, 2010 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Effective Date.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	April 30, 2010
	Predecessor	Reorganization Adjustments(1)	Fresh Start Adjustments(2)	Successor
ASSETS
Current assets:
Cash and cash equivalents	$75,836	$(21,326)	$—	$54,510
Accounts receivable	36,288	—	4,876	41,164
Inventories	37,811	—	(193)	37,618
Prepaid expenses and other current assets	49,671	(9,750)	(456)	39,465
Assets held for sale	681	—	—	681

Total current assets	200,287	(31,076)	4,227	173,438
Other assets:
Debt issuance costs	11,817	28,184	—	40,001
Restricted-use investment securities	2,753	—	—	2,753
Deposits and other assets	97,677	—	6,643	104,320

Total other assets	112,247	28,184	6,643	147,074
Property and equipment, at cost, net	1,507,677	—	(78,304)	1,429,373
Assets held for sale	6,978	—	—	6,978
Intangible assets, net of accumulated amortization(3)	10,164	—	412,591	422,755
Goodwill(4)	1,051,089	—	(420,841)	630,248

Total assets	$2,888,442	$(2,892)	$(75,684)	$2,809,866

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(in thousands)

	April 30, 2010
	Predecessor	Reorganization Adjustments(1)	Fresh Start Adjustments(2)	Successor
LIABILITIES and EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$92,198	$(20,272)	$—	$71,926
Accrued compensation, payroll taxes and benefits	15,019	1,442	—	16,461
Accrued insurance reserves	16,492	19,074	(5,118)	30,448
Accrued interest payable	26,839	(26,630)	—	209
Other accrued liabilities	52,753	2,883	1,438	57,074
Deferred income	61,033	—	(1,324)	59,709
Liabilities from discontinued operations	5,409	—	—	5,409
Current portion of long-term debt	352,623	(317,946)	—	34,677

Total current liabilities not subject to compromise	622,366	(341,449)	(5,004)	275,913
Long-term debt	818,808	190,425	—	1,009,233
Other long-term liabilities	46,868	—	(9,383)	37,485
Deferred income taxes	118,821	—	110,955	229,776

Total liabilities not subject to compromise	1,606,863	(151,024)	96,568	1,552,407
Liabilities subject to compromise	1,745,175	(1,745,175)	—	—

Total liabilities	3,352,038	(1,896,199)	96,568	1,552,407
Redeemable noncontrolling interests	355,933	—	90,516	446,449
Stockholders' equity (deficit):
Preferred stock, $1.00 par value	—	—	—	—
New common stock	—	685	—	685
Old common stock	2,458	(2,458)	—	—
Capital in excess of par value	1,508,155	(703,049)	—	805,106
Accumulated deficit	(2,308,699)	2,598,129	(289,430)	—
Accumulated other comprehensive loss	(26,535)	—	26,535	—

Total stockholders' (deficit) equity	(824,621)	1,893,307	(262,895)	805,791
Noncontrolling interests	5,092	—	127	5,219

Total (deficit) equity	(819,529)	1,893,307	(262,768)	811,010

Total liabilities and equity (deficit)	$2,888,442	$(2,892)	$(75,684)	$2,809,866

(1)
Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the incurrence of new indebtedness under the Exit Facilities and repayment of the Prepetition Credit Agreement and

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  Prepetition Notes, distributions of cash and Holdings common stock and the cancellation of SFI common stock.

  The Plan's impact resulted in a net decrease of $21.3 million in cash and cash equivalents. The significant sources and uses of cash were as follows (in thousands):

Sources:
Net amount borrowed under the Exit First Lien Term Loan	$762,300
Net amount borrowed under the Exit Second Lien Loan Facility	246,250
Proceeds from the Equity Offering	630,500

Total sources	1,639,050

Uses:
Repayments of amounts owed:
Prepetition Credit Agreement—long term portion of term loan	818,125
2016 Notes	330,500
Prepetition Credit Agreement—revolving portion	270,269
Prepetition TW Promissory Note	30,677
Prepetition interest rate hedging derivatives	19,992
Prepetition Credit Agreement—current portion of term loan	17,000
Payments:
Exit Facilities' debt issuance costs	29,700
Accrued interest	96,950
Professional fees and other accrued liabilities	47,163

Total uses	1,660,376

Net cash uses	$(21,326)

  The gain on the cancellation of liabilities subject to compromise, before income taxes, was calculated as follows:

Extinguishment of the 2010 Notes, 2013 Notes, 2014 Notes and 2015 Notes (collectively, the "SFI Senior Notes")	$868,305
Extinguishment of the PIERS	306,650
Write-off of the accrued interest on the SFI Senior Notes	29,868
Write-off debt issuance costs on the Prepetition Credit Agreement and the Prepetition TW Promissory Note	(11,516)
Issuance of Holdings' common stock	(105,791)

Gain on the cancellation of liabilities subject to compromise, before income taxes	$1,087,516

(2)
Reflects the adjustments to assets and liabilities to estimated fair value, or other measurements specified by FASB ASC 805, in conjunction with the adoption of fresh start accounting. Significant adjustments are summarized as follows and all are considered a Level 3 fair value measurement with the exception of the land values which are Level 2 fair value measurements.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

  The Predecessor Company recognized a loss of $178.5 million, before income taxes, related to the fresh start accounting adjustments as follows (in thousands):

Loss on fresh start accounting adjustments
Establishment of Holdings' goodwill	$630,248
Elimination of SFI's goodwill	(1,051,089)
Establishment of Holdings' intangible assets	421,510
Elimination of SFI's intangible assets	(8,919)
Fair value adjustments:
Notes receivable	7,389
Dick Clark Productions	7,400
Deposit	(8,146)
Property and equipment	(78,304)
Deferred income	1,324
Accrued insurance reserves	5,118
Redeemable noncontrolling interests	(90,516)
Other, net	(14,490)

$(178,475)

(3)
The following represent the methodologies and significant assumptions used in determining the fair value of the significant intangible assets, other than goodwill and all are considered a Level 3 fair value measurement.

  Certain long-lived intangible assets which include trade names, trademarks and licensing agreements were valued using a relief from royalty methodology. Group-sales customer relationships were valued using a multi-period excess earnings method. Sponsorship agreements were valued using the lost profits method. Certain intangible assets are subject to sensitive business factors of which only a portion are within control of the Company's management. A summary of the key inputs used in the valuation of these assets are as follows:

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

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

(4)
Fresh start accounting eliminated the balance of goodwill and other unamortized intangible assets of the Predecessor Company and records Successor Company intangible assets, including reorganization value in excess of amounts allocated to identified tangible and intangible assets, also referred to as Successor Company goodwill. The Successor Company's April 30, 2010 consolidated balance sheet reflects the allocation of the business enterprise value to assets and liabilities immediately following emergence as follows (in thousands):

Enterprise value	$2,301,369
Add: Fair value of non-interest bearing liabilities (non-debt liabilities)	508,497
Less: Fair value of tangible assets	(1,756,863)
Less: Fair value of identified intangible assets	(422,755)

Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (Successor Company goodwill)	$630,248

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

        During the second quarter of 2008, we decided that we would not re-open our New Orleans park, which sustained very extensive damage during Hurricane Katrina in late August 2005. During the third quarter of 2009, the Company and the City of New Orleans mutually agreed to terminate the Company's lease with the City of New Orleans and to settle the related litigation. The Consolidated Financial Statements as of and for all periods presented reflect the assets, liabilities and results of the facilities sold as discontinued operations.

        See Note 4 for additional information regarding the disposition of these two theme parks.

        On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years, and established an internationally recognized brand name. We have ownership of the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 17 of our current parks are branded as "Six Flags" parks.

3. Summary of Significant Accounting Policies

  (a)    Basis of Presentation

        The Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. Furthermore, as a result of adopting FASB ASC Topic 810, Consolidation ("FASB ASC 810") on January 1, 2010, we consolidate HWP Development, LLC ("HWP") as a subsidiary in our consolidated financial statements, a joint venture in which we own an appropriate 49% interest as of December 31, 2011, as we satisfy the qualifications of being a primary beneficiary of this entity. Prior to adopting FASB ASC 810 on January 1, 2010, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interests. The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interests. The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations. See further discussion of the impact on our financial statements in Note 3(y) and Note 6.

        Intercompany transactions and balances have been eliminated in consolidation.

SIX FLAGS ENTERTAINMENT CORPORATION

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

        In accordance with FASB ASC 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded carrying amount should be adjusted to the allowed claim. During the second quarter of 2009, we wrote-off costs that were associated with unsecured debt that was included in liabilities subject to compromise at April 30, 2010. Premiums and discounts as well as debt issuance costs on debt that was not subject to compromise, such as fully secured claims, were not adjusted.

        Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy, we adopted fresh start accounting effective May 1, 2010 whereby our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805. The difference between our estimated fair value and our identifiable assets and liabilities was recorded as goodwill. See Note 1(b) for discussion of application of fresh start accounting and the effects of the Plan. The implementation of the Plan and the application of fresh start accounting as discussed in Note 1(b) results in financial statement that are not comparable to financial statements in periods prior to emergence.

  (d)    Reorganization Items

        FASB ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of liabilities subject to compromise, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

reorganizing the Debtors under the Bankruptcy Code. The Debtors' reorganization items consist of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Write off of unamortized debt issue costs, premiums and discounts associated with unsecured debt subject to compromise	$—	$—	$—	$67,581
Gain on settlement of liabilities subject to compromise	—	—	(1,087,516)	—
Fresh start reporting adjustments	—	—	178,475	—
Cost and expenses directly related to the reorganization	2,455	7,479	89,568	34,347

Total reorganization items	$2,455	$7,479	$(819,473)	$101,928

        Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors' Committee (as such term is defined in the Plan).

        Net cash paid for reorganization items, constituting professional fees and finance fees, totaled $17.5 million, $30.4 million, $62.3 million and $21.7 million for the year ended December 31, 2011, eight months ended December 31, 2010, four months ended April 30, 2010, and year ended December 31, 2009, respectively.

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

SIX FLAGS ENTERTAINMENT CORPORATION

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

        On the Effective Date, the Plan required that all liabilities subject to compromise, except those relating to unsecured debt and the PIERS, be retained by Holdings. Therefore, at April 30, 2010 we reclassified $170.2 million of liabilities, including $70.0 million of accounts payable and other accrued liabilities, and $100.2 million of accrued interest payable from liabilities subject to compromise to current or long-term liabilities of Holdings, as appropriate. All liabilities subject to compromise were discharged at April 30, 2010 or were retained by us under the terms of the Plan.

  (f)    Fair Value Measurement

        FASB ASC 820, Fair Value Measurements and Disclosures ("FASB ASC 820"), defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (g)    Cash Equivalents

        Cash equivalents of $150.0 million and $121.0 million at December 31, 2011 and 2010, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

  (h)    Inventories

        Inventories are stated at weighted average cost or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. We have recorded a valuation allowance for slow moving inventory of $0.7 million and $0.6 million as of December 31, 2011 and 2010, respectively.

  (i)    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include $22.4 million and $21.9 million of spare parts inventory for existing rides and attractions as of December 31, 2011 and 2010, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

  (j)    Advertising Costs

        Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. At December 31, 2011 and 2010, we had $1.9 million and $1.5 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.

        Advertising and promotions expense was $62.5 million, $54.1 million, $15.2 million and $90.2 million during the year ended December 31, 2011, eight months ended December 31, 2010, four months ended April 30, 2010, and year ended December 31, 2009, respectively.

  (k)    Debt Issuance Costs

        We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue.

  (l)    Investment Securities

        At December 31, 2011, restricted-use investment securities of $0.5 million consists primarily of funds deposited in escrow for capital replacement and tax payments for the Six Flags Great Escape Lodge and Indoor Waterpark. At December 31, 2010, restricted-use investment securities of $2.9 million consists primarily of funds deposited in escrow for utilities and funds deposited in escrow in an interest bearing account to backstop a letter of credit issued to the city of Montreal related to the land lease at our park in Canada.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (m)    Property and Equipment

        With the adoption of fresh start accounting on April 30, 2010, property and equipment was revalued based on the new replacement cost less depreciation valuation methodology. See Note 1(b) for assumptions used in determining the fair value of property and equipment under fresh start accounting. Property and equipment additions are recorded at cost and the carrying value is depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

        The estimated useful lives of the assets are as follows:

Rides and attractions	5 - 25 years
Land improvements	10 - 15 years
Buildings and improvements	Approximately 30 years
Furniture and equipment	5 - 10 years

  (n)    Goodwill and Intangible Assets

        See Note 1(b) regarding fresh start accounting adjustments to goodwill and intangible assets.

        The following table provides a reconciliation of the carrying amount of our goodwill as of December 31, 2011, December 31, 2010 and April 30, 2010 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
Beginning balance	$630,248	$630,248	$1,050,125
Fresh start accounting adjustments	—	—	(420,841)
Other	—	—	964

Ending balance	$630,248	$630,248	$630,248

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table reflects our intangible assets and accumulated amortization (in thousands):

	December 31,
	2011	2010
Indefinite-lived intangible assets:
Trade names and trademarks	$344,000	$344,000
Accumulated amortization	—	—

	344,000	344,000

Finite-lived intangible assets:
Third party licensing rights	25,044	25,044
Accumulated amortization	(4,165)	(1,666)

	20,879	23,378

Sponsorship agreements	43,000	43,000
Accumulated amortization	(19,545)	(7,818)

	23,455	35,182

Group sales customer relationships	7,000	7,000
Accumulated amortization	(5,833)	(2,333)

	1,167	4,667

Other identifiable intangibles	3,541	3,742
Accumulated amortization	(494)	(214)

	3,047	3,528

Total intangible assets, cost	422,585	422,786
Total accumulated amortization	(30,037)	(12,031)

Total intangible assets, net	$392,548	$410,755

        Our intangible assets with identifiable useful lives are amortized on a straight-line basis over their estimated useful lives. We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $7.7 million over each of the next five years. The weighted average useful lives of the third party licensing rights, sponsorship agreements and group sales customer relationships are ten years, four years and two years, respectively.

  (o)    Valuation of Long-Lived Assets

        Long-lived assets totaled $2,314.5 million at December 31, 2011, consisting of property and equipment ($1,291.8 million), goodwill ($630.2 million) and other intangible assets ($392.5 million). With our adoption of fresh start accounting upon emergence, assets were revalued based on the fair values of long-lived assets.

        Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if indicators are identified that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity (deficit). Accordingly, no impairment was required.

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

  (p)    Revenue Recognition

        We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the guest attends our parks. Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying consolidated statements of operations. Deferred income at December 31, 2011 primarily reflects advanced sales of 2012 season passes.

  (q)    Derivative Instruments and Hedging Activities

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

SIX FLAGS ENTERTAINMENT CORPORATION

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

  (r)   Interest Expense

        Interest on notes payable is generally recognized as expense on the basis of stated interest rates. See Note 8 for discussion of debt agreements and related interest rates.

  (s)   Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have recorded a valuation allowance of $426.6 million, $420.1 million, $450.0 million, and $612.4 million as of December 31, 2011, December 31, 2010, April 30, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. See Note 11.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2011, we had no accrued interest and penalties liability.

        Beginning in 2006, we no longer permanently reinvested foreign earnings, therefore, United States deferred income taxes have been provided on foreign earnings.

  (t)    Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. For periods commencing after the Effective Date, computations for basic and diluted earnings (loss) per share were retroactively adjusted to reflect the June 2011 two-for-one stock split. See Note 15.

  (u)   Stock Benefit Plans

  Successor

        Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the "Long-Term Incentive Plan"). Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, "Awards") to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan provides that no more than 9,666,666 shares of common stock of Holdings, as adjusted to reflect Holdings' two-for-one stock split in June 2011, may be issued pursuant to Awards under the Long-Term Incentive Plan. At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.

        During the year ended December 31, 2011 and the eight months ended December 31, 2010, stock-based compensation expense related to the Long-Term Incentive Plan was $54.1 million and $18.7 million, respectively.

        As of December 31, 2011, options to purchase approximately 5,732,000 shares of common stock of Holdings and approximately 548,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 196,000 shares were available for future grant.

  Successor—Stock Options

        Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options. Options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant. While certain stock options are subject to acceleration in connection with a change in control, options are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant with a 10-year term. Generally, the unvested portion of stock option awards is forfeited upon

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

termination of employment. Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

        The following weighted-average assumptions were utilized in the Black-Scholes model for the stock options granted in the year ended December 31, 2011 and the eight months ended December 31, 2010:

	December 31, 2011		December 31, 2010
	CEO	Employees	CEO	Employees
Risk-free interest rate	—%	1.68%	2.16%	1.82%
Expected term (in years)	—	6.25	6.25	6.25
Expected volatility	—%	43.68%	44.11%	43.96%
Expected dividend yield	—	0.65%	—	—

        The following table summarizes option activity for the year ended December 31, 2011:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2011	5,041,000	18.79
Granted	1,328,000	33.19
Exercised	(492,000)	18.56
Canceled or exchanged	—	—
Forfeited	(145,000)	24.98
Expired	—	—

Balance at December 31, 2011	5,732,000	21.99	8.86	110,349,000

Vested and expected to vest at December 31, 2011	5,624,000	21.92	8.85	108,675,000

Options exercisable at December 31, 2011	761,000	18.86	8.66	17,039,000

        The weighted average grant date fair value of the options granted during the year ended December 31, 2011 and the eight months ended December 31, 2010 was $13.82 and $8.28, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The total intrinsic value of options exercised for the year ended December 31, 2011 and the eight months ended December 31, 2010 was $6.9 million and $0.6 million, respectively. The total fair value of options that vested during the year ended December 31, 2011 and the eight months ended December 31, 2010 was $10.3 million and $0.5 million, respectively.

        As of December 31, 2011, there was $28.6 million of total unrecognized compensation expense related to option awards, which is expected to be recognized over a weighted-average period of 3.1 years.

        Cash received from the exercise of stock options during the year ended December 31, 2011 and eight months ended December 31, 2010 was $9.1 million and $0.6 million, respectively.

  Successor—Stock, Restricted Stock and Restricted Stock Units

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

        During the year ended December 31, 2011, approximately 5,000 shares of stock were granted to our Chief Executive Officer as part of his 2010 bonus award. In addition to the restricted stock awards granted, during the year ended December 31, 2010 a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in an additional 1,456,000 shares of restricted stock units being granted to certain key employees upon completion of the 2011 annual audit. These restricted stock units will be unvested when granted and will vest upon the completion of the Company's 2012 audit if the Company achieves its EBITDA performance target in 2012. If the EBITDA performance target is not achieved by the Company, 50% of such restricted stock units will be immediately forfeited. In accordance with FASB ASC Topic 718, Stock Compensation, we have accrued as a liability $31.3 million of stock-based compensation expense with respect to the performance award as of December 31, 2011. Based on the closing market price of Holdings' common stock on December 31, 2011, the total unrecognized compensation expense related to this award was $28.7 million that will be expensed over the remaining service period of the awards.

        During the year ended December 31, 2011, a performance award was established that could result in an additional 1,400,000 shares being granted to certain key employees based on the EBITDA performance of the Company in 2013-2015. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2011. Based on the closing market price of the Holdings' common stock on December 31, 2011, the total unrecognized compensation expense related to this award is $57.7 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving these performance conditions going forward and record the appropriate expense if necessary.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at January 1, 2011	747,000	18.37
Granted	23,000	35.13
Vested	(219,000)	19.19
Forfeited	(3,000)	16.25
Cancelled	—	—

Non-vested balance at December 31, 2011	548,000	18.74

        The weighted average grant date fair value per share of stock awards granted during the year ended December 31, 2011 and the eight months ended December 31, 2010 was $35.13 and $17.93, respectively.

        The total grant date fair value of the stock awards granted during the year ended December 31, 2011 and the eight months ended December 31, 2010 was $0.8 million and $17.2 million, respectively. The total fair value of stock awards that vested during the year ended December 31, 2011 and the eight months ended December 31, 2010 was $4.2 million and $2.6 million, respectively.

        As of December 31, 2011, there was $5.2 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

  Successor—Employee Stock Purchase Plan

        On September 15, 2010 and subject to stockholder approval, Holdings' Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") under Section 423 of the Internal Revenue Code. On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective. The ESPP allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. At December 31, 2011, we had 981,000 shares available for purchase pursuant to the ESPP.

        For the ESPP six-month offering period ended June 30, 2011, stock-based compensation related to the purchase rights was calculated as the difference between the cost to purchase Holdings' common stock at 90% of the market value of the common stock at the beginning of the six-month offering period and the cost to purchase Holdings' common stock at the market value of the common stock at the end of the six-month offering period.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        For the ESPP six-month offering period ended December 31, 2011, stock-based compensation related to the purchase rights was determined using a Black-Scholes option-pricing formula. The weighted-average assumptions used to estimate the fair value of purchase rights for the six-month offering period ended December 31, 2011 are as follows:

Risk-free interest rate	0.10%
Expected term (in years)	0.5
Expected volatility	28.60%
Expected dividend yield	0.62%

        During the year ended December 31, 2011, we recognized $0.2 million of stock-based compensation expense relating to the ESPP.

        As of December 31, 2011, no purchase rights were outstanding under the ESPP. The total intrinsic value of purchase rights exercised during the year ended December 31, 2011 was $0.2 million.

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

        During the four months ended April 30, 2010 and the twelve months ended December 31, 2009, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $2.0 million (including $1.3 million recorded in reorganization items as the grants were canceled as a result of the Plan) and $2.6 million, respectively.

        Under the Preconfirmation Stock Incentive Plans, our employees and directors were awarded stock options, restricted stock and other stock-based awards. No awards were granted in the four months ended April 30, 2010.

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

SIX FLAGS ENTERTAINMENT CORPORATION

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

        No options were granted during the four months ended April 30, 2010. The following weighted-average assumptions were utilized in the Black-Scholes model for the stock options granted during year ended December 30, 2009:

December 31, 2009
Risk-free interest rate	1.79%
Expected life (in years)	5.68
Expected volatility	68%
Expected dividend yield	—

        The weighted average grant date fair value of the options granted during the year ended 2009 was $0.20. No options were exercised during the four months ended April 30, 2010 or the year ended December 31, 2009. The total fair value of options that vested during the four months ended April 30, 2010 and the year ended December 31, 2009 was $3.0 million and $3.7 million, respectively.

        On the Effective Date, all stock-based compensation arrangements and awards of SFI were cancelled. Immediately upon cancellation, we recorded $0.7 million of unrecognized compensation costs associated with the cancelled options as a reorganization item.

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

        No restricted stock awards were granted during the four months ended April 30, 2010. The weighted average grant date fair value per share of restricted stock awards granted during the year ended December 31, 2009 was $0.33. The total grant date fair value of the restricted stock awards granted during the year ended December 31, 2009 was $0.02 million. The total fair value of restricted stock awards that vested during the four months ended April 30, 2010 and the year ended December 31, 2009 was $3.0 million and $0.03 million, respectively.

        On the Effective Date, all stock-based compensation arrangements and awards of SFI were cancelled. Immediately upon cancellation, we recorded $0.6 million of unrecognized compensation costs associated with the cancelled restricted stock as a reorganization item.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (v)   Comprehensive (Loss) Income

        Comprehensive (loss) income consists of net (loss) income, changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and changes in the net actuarial gains (losses) and amortization of prior service costs on our defined benefit retirement plan.

  (w)  Redeemable Noncontrolling Interest

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

  (x)   Reclassifications

        Reclassifications have been made to certain amounts reported in 2010 and 2009 to conform to the 2011 presentation.

  (y)   Recent Accounting Pronouncements

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

        We adopted the new guidance at January 1, 2010. As a result of adopting this update, we consolidated HWP Development, LLC joint venture as of January 1, 2010, which resulted in a $38.8 million and a $33.8 million increase our assets and liabilities, respectively. The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

as noncontrolling interest. The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statements of operations for periods ended December 31, 2011, December 31, 2010 and April 30, 2010. The adoption of this updated amendment did not change the accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate. See Note 6.

4. Disposition of Theme Parks

        In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park. For the year ended December 31, 2009, we recorded a $36.9 million impairment of the Louisville park assets, including $0.6 million of inventory and prepaid expenses, as part of discontinued operations in our statement of operations. On September 30, 2010, we settled the lease rejection with the Kentucky State Fair board and recorded a $0.1 million gain on the final settlement.

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

        The Consolidated Financial Statements as of and for all periods presented reflect the assets, liabilities and results of operations for our Louisville park and New Orleans park as discontinued operations. As of December 31, 2011 and 2010, there were no assets or liabilities held for sale related to any of our parks that had been sold, excluding contingent liabilities discussed in Note 16.

        The following are components of the net results of discontinued operations for the indicated periods (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Operating revenue	$—	$111	$127	$13,930

Loss from discontinued operations before income taxes	$—	$(603)	$(2,633)	$(11,308)
Impairment on assets held for sale	—	—	—	(36,936)
Decrease (increase) in contingent liabilities from sale indemnities	1,201	(51)	10,308	14,237
Gain on assets held for sale	—	89	2,084	—

Income (loss) from discontinued operations	$1,201	$(565)	$9,759	$(34,007)

        Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment, at cost, are classified as follows (in thousands):

	December 31,
	2011	2010
Land	$227,257	$227,260
Land improvements	158,855	152,542
Buildings and improvements	250,020	248,155
Rides and attractions	742,259	690,939
Equipment	165,960	152,090

Total	1,544,351	1,470,986
Accumulated depreciation	(252,514)	(105,901)

	$1,291,837	$1,365,085

6. Noncontrolling Interests, Partnership and Joint Ventures

        Redeemable noncontrolling interests represents the non-affiliated parties' share of the assets of the three parks that are less than wholly-owned, including SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).

        The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at December 31, 2009 (Predecessor)	$355,933
Fresh start accounting adjustment	90,516
Purchases of redeemable units of SFOT and SFOG	(4,794)
Net income attributable to noncontrolling interests	35,552
Distributions to noncontrolling interests	(35,552)

Balance at December 31, 2010 (Successor)	441,655
Fresh start accounting fair market value adjustment for purchased units	(280)
Purchases of redeemable units of SFOT and SFOG	(948)
Net income attributable to noncontrolling interests	35,988
Distributions to noncontrolling interests	(35,988)

Balance at December 31, 2011 (Successor)	$440,427

        See Note 16 for a description of the partnership arrangements applicable to SFOT and SFOG. The redemption value of the partnership units at December 31, 2011 is approximately $350.2 million.

        As a result of adopting FASB ASC 810 as described in Note 3(y), we consolidated HWP in the Consolidated Financial Statements beginning on January 1, 2010. Noncontrolling interests represent the non-affiliated parties' share of the assets of HWP. In October 2011, we acquired a third party's ownership interests for $1.0 million. As a result, our ownership interest in the HWP joint venture

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

6. Noncontrolling Interests, Partnership and Joint Ventures (Continued)

increased from approximately 41% to approximately 49%. The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2010 (Predecessor)	$5,016
Fresh start accounting adjustment	127
Net loss attributable to noncontrolling interests	(688)

Balance at December 31, 2010 (Successor)	4,455
Net loss attributable to noncontrolling interests	(183)
Purchase of ownership interests	(585)
Fresh start accounting fair market value adjustment for purchased ownership interests	(17)

Balance at December 31, 2011 (Successor)	$3,670

        In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. ("DCP"). During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone. As a result, our ownership interest is approximately 39.2% at December 31, 2011 and 2010. Furthermore, as a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value as described in Note 1(b). During the third quarter of 2010, we received distributions from DCP in the amount of $42.5 million. We have accounted for our investment under the equity method and have included our investment of $4.7 million and $7.8 million as of December 31, 2011 and 2010, respectively, in deposits and other assets in the accompanying consolidated balance sheets.

7. Derivative Financial Instruments

        In February 2008, we entered into two interest rate swap agreements that effectively converted $600.0 million of the term loan component of the Prepetition Credit Agreement into a fixed rate obligation. The terms of the agreements, each of which had a notional amount of $300.0 million, began in February 2008 and expired in February 2011. Our term loan borrowings bore interest based upon LIBOR plus a fixed margin. Under our interest rate swap arrangements, our interest rates ranged from 5.325% to 5.358% (with an average of 5.342%). In June 2009, we were informed by the counterparties to the interest rate swap agreements that as a result of the Chapter 11 Filing the interest rate swap agreements were being terminated.

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

        Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with interest

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Derivative Financial Instruments (Continued)

rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

        We do not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in accumulated other comprehensive income (loss) when in qualifying effective relationships, and directly in other (income) expense, net when they are not. These amounts are reclassified to interest expense when the forecasted transaction takes place.

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

        Upon notification by the counterparties in June 2009 that the interest rate swaps were terminating, the counterparties to the interest rate swap agreements provided four independent quotations for replacement transactions that were used to determine the derivative liability at termination. These quoted prices were for specific transactions and were considered Level 1 fair value measurements. As a result of the termination of the interest rate swaps in June 2009, we recorded a $16.4 million loss in other expense in 2009.

        The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the four months ended April 30, 2010 and the year ended December 31, 2009 (in thousands):

Predecessor Gain
Balance at December 31, 2008	$4,526
Reclassification to interest expense	(3,256)

Ending balance at December 31, 2009	1,270
Reclassification to other (income) expense, net	(559)

Ending balance at April 30, 2010	$711

        On the Effective Date, we settled all obligations under the interest rate swaps. As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as a reorganization item.

8. Long-Term Indebtedness

New Credit Facility

        On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the "New Credit Facility"), which replaced the First Lien Amendment and related facilities, with several lenders including Wells Fargo Bank National Association, as administrative agent and related loan and security documentation agents. The New Credit Facility is comprised of a 5-year $200.0 million revolving credit loan facility (the "New Revolving Loan"), a 5-year $75.0 million Tranche A Term Loan facility (the "Term Loan A") and a 7-year $860.0 million Tranche B Term Loan facility (the "Term Loan B" and

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

together with the Term Loan A, the "New Term Loans"). In certain circumstances, the Term Loan B can be increased by $300.0 million. The proceeds from the $935.0 million New Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million Senior Term Loan. Interest on the New Credit Facility accrues based on pricing rates corresponding with SFTP's senior secured leverage ratios as set forth in the credit agreement.

        At December 31, 2011, no advances under the New Revolving Loan were outstanding (excluding letters of credit in the amount of $31.2 million). Interest on the New Revolving Loan accrues at an annual rate of LIBOR + an applicable margin with an unused commitment fee based on our senior secure leverage ratio. At December 31, 2011, the New Revolving Loan interest rate was 2.55% with a 0.50% unused commitment fee. The principal amount of the New Revolving Loan is due and payable on December 20, 2016.

        At December 31, 2011, the full amounts of the New Term Loans were outstanding. Interest on the $75.0 million Term Loan A accrues at an annual rate of LIBOR + an applicable margin based on our senior secure leverage ratio. At December 31, 2011, the Term Loan A interest rate was 2.55%. Beginning on March 31, 2012, the Term Loan A will amortize in quarterly installments as follows: (i) $937,500 per quarter in year 1, (ii) $1,875,000 per quarter in years 2 and 3, (iii) $2,812,500 per quarter in year 4 and (iv) $3,750,000 per quarter in year 5 with all remaining outstanding principal due and payable on December 20, 2016. Interest on the $860.0 million Term Loan B accrues at an annual rate of LIBOR + an applicable margin, with a 1.0% LIBOR floor, based on our senior secure leverage ratio. At December 31, 2011, the Term Loan B interest rate was 4.25%. Beginning on March 31, 2013, the Term Loan B will amortize in quarterly installments of $2.2 million with all remaining outstanding principal due and payable on December 20, 2018.

        Pursuant to the New Credit Facility agreement, amounts outstanding under the New Credit Facility are guaranteed by Holdings, SFO and certain of the domestic subsidiaries of SFTP are guarantors thereunder (collectively, the "Loan Parties"). The New Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Loan Parties. The agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant. In addition, the New Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The New Credit Facility agreement contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

First Lien Credit Agreement and Second Lien Credit Agreement

        On the Effective Date, Holdings, SFO and SFTP entered into the First Lien Credit Agreement with several lenders including JPMorgan Chase Bank N.A., as administrative agent, and related loan and security documentation. The Senior Credit Facility consisted of an $890.0 million senior secured credit facility comprised of the $120.0 million revolving loan facility, which could be increased to up to $150.0 million in certain circumstances, and a $770.0 million term loan facility. Interest on the Senior Credit Facility accrued at an annual rate equal to LIBOR + 4.25% in the case of the revolving loan

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

facility and LIBOR + 4.00% in the case of the Exit First Lien Term Loan, with a 2.00% LIBOR floor and a 1.50% commitment fee on the average daily unused portion of the revolving loan facility. The principal amount of the revolving loan facility was due and payable on June 30, 2015. The First Lien Credit Agreement required quarterly repayments of principal on the Exit First Lien Term Loan beginning in March 2013 in an amount equal to 0.25% of the initial aggregate principal amount of the Exit First Lien Term Loan and all remaining outstanding principal was due and payable on June 30, 2016. On August 5, 2010, we made a discretionary $25.0 million prepayment on the Exit First Lien Term Loan and recorded a $1.0 million net loss on the debt extinguishment.

        On December 3, 2010, the First Lien Credit Agreement was amended (the "First Lien Amendment") to increase the Senior Credit Facility to $1.070 billion comprised of $120.0 million revolving loan facility (the "Revolving Loan") (none of which was outstanding at December 31, 2010 (excluding letters of credit in the amount of $27.6 million)), which could be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the "Senior Term Loan") (all of which was outstanding at December 31, 2010). Interest on the Senior Credit Facility accrued at an annual rate equal to LIBOR + 4.25% in the case of the Revolving Loan, with a 1.50% LIBOR floor (no draws outstanding at December 31, 2010) and LIBOR + 3.75% in the case of the Senior Term Loan, with a 1.50% LIBOR floor (5.5% at December 31, 2010). Interest on the Senior Term Loan was subject to a 0.25% reduction based on the Company achieving certain rating agency levels or senior secured leverage ratio amounts. In March 2011, we received this 0.25% reduction when our corporate rating was improved to BB- by Standard & Poor's. On December 20, 2011 in connection with the New Credit Facility, we repaid in full the $950.0 million Senior Term Loan, terminated the Senior Credit Facility, and recorded a $42.2 million loss on debt extinguishment.

        On the Effective Date, Holdings, SFO and SFTP entered into a Second Lien Credit Agreement with several lenders including Goldman Sachs Lending Partners LLC, as administrative agent, and related loan and security documentation. The Exit Second Lien Facility consisted of a $250.0 million senior secured term loan facility. Interest on the Exit Second Lien Facility accrued at an annual rate equal to LIBOR + 7.25% with a 2.00% LIBOR floor. The Second Lien Credit Agreement did not require any amortization of principal and the entire outstanding principal amount of the Exit Second Lien Facility was due and payable on December 31, 2016. On December 3, 2010, in connection with the First Lien Amendment, the Company repaid in full the $250.0 million second lien term loan and recorded a $17.5 million loss on debt extinguishment.

TW Loan

        On the Effective Date, the TW Borrowers entered into the TW Loan with TW-SF, LLC. The TW Loan provided the TW Borrowers with a $150.0 million multi-draw term loan facility. Interest on the TW Loan accrued at a rate equal to (i) the greater of (a) LIBOR or (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Senior Credit Facility (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Senior Credit Facility) is higher than 2.50%, such higher floor) plus (ii) the then "Applicable Margin" under the Exit First Lien Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%. The TW Loan was unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the direct and indirect domestic subsidiaries of Holdings who were guarantors under the Senior Credit Facility (collectively, the "TW Guarantors") under the terms of the Guarantee Agreement (the "TW Guarantee Agreement") entered into by the TW Guarantors in favor of

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

TW-SF, LLC on the Effective Date. The TW Loan agreement and TW Guarantee Agreement contained representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement, as amended. On December 3, 2010, the TW Loan agreement and TW Guarantee Agreement were amended to primarily conform to the new terms under the First Lien Amendment. Under the TW Loan amendment, the TW Borrowers agreed to pay an unused commitment fee of 0.50% per year. No borrowings occurred during 2011 or 2010 under the TW Loan. On December 20, 2011 and in connection with the New Credit Facility, the TW Loan and the related TW Guarantee Agreement were terminated and we recorded a $4.3 million loss on debt extinguishment.

        On May 15, 2009, the TW Borrowers entered into a promissory note with TW-SF, LLC ("Prepetition TW Promissory Note"). Interest on the Prepetition TW Promissory Note accrued at a rate of 14% per year. On the Effective Date, the TW Borrowers repaid in full all amounts outstanding under the Prepetition TW Promissory Note, including interest, which as of the Effective Date was $32.6 million.

HWP Refinance Loan

        On November 5, 2007, HWP entered into the $33.0 million Refinance Loan retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $0.5 million at December 31, 2011 and 2010 and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

Post-Petition Interest

        During the Chapter 11 Filing, we recorded post-petition interest on prepetition obligations only to the extent we believed the interest would be paid during the Chapter 11 Filing or that it was probable that the interest would be an allowed claim. Included in interest expense for the quarter ended March 31, 2010, was $31.4 million related to interest on the 2016 Notes for the period of June 13, 2009 through December 31, 2009 which was recorded based on a change in the estimated probable allowed claim under the Chapter 11 Filing. In addition, had we recorded interest on the SFI Senior Notes based on our prepetition contractual obligations, interest expense would have increased by $22.8 million during the four months ended April 30, 2010 and by $64.6 million during the year 2009.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

Long-Term Indebtedness Summary

        At December 31, 2011, 2010 and 2009, long-term debt consisted of the following (in thousands):

	Successor		Predecessor
	December 31, 2011,	December 31, 2010	December 31, 2009
Term Loan A	$75,000	$—	$—
Term Loan B	860,000	—	—
Senior Credit Facility	—	950,000	—
Prepetition Credit Agreement(a)	—	—	1,105,394
Prepetition Notes
2016 Notes(b)(g)	—	—	400,000
2010 Notes(c)(g)	—	—	131,077
2013 Notes(d)(g)	—	—	142,441
2014 Notes(e)(g)	—	—	314,787
2015 Notes(f)(g)	—	—	280,000
Prepetition TW Promissory Note	—	—	30,447
HWP Refinance Loan	31,546	31,943	—
Other	—	1,017	2,434
Net discount	(9,310)	(11,806)	—

Long-term debt	957,236	971,154	2,406,580
Less current portion	(35,296)	(32,959)	(439,826)

Total long-term debt	921,940	$938,195	$1,966,754

(a)
On May 25, 2007, we entered into the Prepetition Credit Agreement, which provided for the following: (i) an $850.0 million term loan maturing on April 30, 2015, (ii) a revolving facility totaling $275.0 million and (iii) an uncommitted optional term loan tranche of up to $300.0 million. The interest rate on borrowings under the Prepetition Credit Agreement could have been fixed for periods ranging from one to twelve months, subject to certain conditions. At our option, the interest rate was based upon specified levels in excess of the applicable base rate, or LIBOR. Commencing on September 30, 2007, SFTP, the primary borrower under the Prepetition Credit Agreement and an indirect wholly owned subsidiary of SFI, was required to make quarterly principal repayments on the term loan in the amount of $2.1 million with all remaining principal due on April 30, 2015. The utilization of the revolving facility was available until March 31, 2013. The Prepetition Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including, but not limited to, a financial covenant related to the maintenance of a minimum senior secured leverage ratio in the event of utilization of the revolving facility and certain other events, as well as limitations on the ability to dispose of assets, incur additional indebtedness or liens, make restricted payments, make investments and engage in mergers or consolidations. On the Effective Date, pursuant to the Plan and the Confirmation Order, the Prepetition Credit Agreement was cancelled and the lenders thereunder were paid in full.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

(b)
On June 16, 2008, we completed a private debt exchange in which we issued $400.0 million of 12 1/4% Senior Notes due 2016 ("2016 Notes") of SFO, a direct wholly owned subsidiary of SFI, in exchange for (i) $149.2 million of SFI's 8 7/8% Senior Notes due 2010 ("2010 Notes"), (ii) $231.6 million of SFI's 9 3/4% Senior Notes due 2013 ("2013s") and (iii) $149.9 million of SFI's 9 5/8% Senior Notes due 2014 ("2014 Notes"). The benefits of this transaction included reducing debt principal by $130.6 million, extending our debt maturities (including a majority of our nearest term debt maturity in 2010) and decreasing our annual cash interest expense. The 2016 Notes required annual interest payments of $49.0 million, were guaranteed by SFI, and except in the event of a change in control of SFI and certain other circumstances, did not require any principal payments prior to their maturity in 2016.

(c)
On February 11, 2002, SFI issued $480.0 million principal amount of 8 7/8% Senior Notes due 2010 (the "2010 Notes"). As of December 31, 2006, SFI had repurchased $179.7 million of the 2010 Notes. During June 2007, SFI repurchased an additional $20.0 million of the 2010 Notes. In June 2008, we exchanged $149.2 million of the 2010 Notes for the 2016 Notes referenced in Note 8(b). The 2010 Notes required annual interest payments of approximately $11.6 million (8 7/8% per annum) and, except in the event of a change in control of SFI and certain other circumstances, did not require any principal payments prior to their maturity in 2010. The 2010 Notes were redeemable, at SFI's option, in whole or in part, at any time on or after February 1, 2006, at varying redemption prices beginning at 104.438% and reducing annually until maturity.

The 2010 Notes were senior unsecured obligations of SFI, were not guaranteed by subsidiaries and ranked equal to other senior notes of SFI. The indenture under which the 2010 Notes were issued limited our ability to dispose of assets, incur additional indebtedness or liens, pay dividends, engage in mergers or consolidations, and engage in certain transactions with affiliates.

(d)
On April 16, 2003, SFI issued $430.0 million principal amount of 9 3/4% Senior Notes due 2013 (the "2013 Notes"). As of December 31, 2006, we had repurchased $42.0 million principal amount of the 2013 Notes. During June 2007, SFI repurchased an additional $14.0 million of the 2013 Notes. In June 2008, we exchanged $231.6 million of the 2013 Notes for the 2016 Notes referenced in Note 8(b). The 2013 Notes required annual interest payments of approximately $13.9 million (9 3/4% per annum) and, except in the event of a change in control of SFI and certain other circumstances, did not require any principal payments prior to their maturity in 2013. The 2013 Notes were redeemable, at SFI's option, in whole or in part, at any time on or after April 15, 2008, at varying redemption prices beginning at 104.875% and reducing annually until maturity.

The 2013 Notes were senior unsecured obligations of SFI, were not guaranteed by subsidiaries and ranked equal to other senior notes of SFI. The indenture under which the 2013 Notes were issued contained covenants substantially similar to those relating to the other SFI Notes.

(e)
On December 5, 2003, SFI issued $325.0 million principal amount of 9 5/8% Senior Notes due 2014 (the "2014 Notes"). As of December 31, 2004, we had repurchased $16.4 million principal amount of the 2014 Notes. In January 2005, SFI issued an additional

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

  $195.0 million of the 2014 Notes, the proceeds of which were used to fund the redemption of $181.2 million principal amount of other senior notes of SFI. During June 2007, SFI repurchased an additional $39.0 million principal amount of the 2014 Notes. In June 2008, we exchanged $149.9 million of the 2014 Notes for the 2016 Notes referenced in Note 8(b). The 2014 Notes, including the January additional amount, required annual interest payments of approximately $30.3 million (9 5/8% per annum) and, except in the event of a change in control of SFI and certain other circumstances, did not require any principal payments prior to their maturity in 2014. The 2014 Notes were redeemable, at SFI's option, in whole or in part, at any time on or after June 1, 2009, at varying redemption prices beginning at 104.813% and reducing annually until maturity.

  The 2014 Notes were senior unsecured obligations of SFI, were not guaranteed by subsidiaries and ranked equal to other senior notes of SFI. The indenture under which the 2014 Notes were issued contained covenants substantially similar to those relating to the other SFI Notes.

(f)
On November 19, 2004, SFI issued $299.0 million principal amount of 4.50% Convertible Senior Notes due 2015 (the "2015 Notes"). The net proceeds of the 2015 Notes were used to repurchase a portion of the 2010 Notes and to repurchase and redeem other SFI' Notes. During June and July 2007, we repurchased $19.0 million principal amount of the 2015 Notes. Except during specified non-convertibility periods, the 2015 Notes were convertible into SFI' common stock at an initial conversion rate of 157.4803 shares of common stock for each $1,000 principal amount of 2015 Notes, subject to adjustment, representing an initial conversion price of $6.35 per share. Upon conversion of the 2015 Notes, SFI had the option to deliver common stock, cash or a combination of cash and common stock. The 2015 Notes required annual interest payments of approximately $12.6 million (4 1/2% per annum) and, except in the event of a change in control of SFI and certain other circumstances, did not require any principal payments prior to their maturity in 2015. The 2015 Notes were redeemable, at SFI's option, in whole or in part, at any time after May 15, 2010 at varying redemption prices beginning at 102.143% and reducing annually until maturity.

The 2015 Notes were senior unsecured obligations of SFI, were not guaranteed by subsidiaries and ranked equal to other senior notes of SFI.

(g)
Pursuant to the Plan and on the Effective Date, all outstanding obligations under the Prepetition Notes were cancelled. See Note 1.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

        As of December 31, 2011, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows (in thousands):

Year ending December 31:
2012	$4,135
2013	16,552
2014	16,583
2015	20,367
2016	54,148
Thereafter	854,761

$966,546

9. Selling, General and Administrative Expenses

        Selling, general and administrative expenses are composed of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Park	$118,887	$91,805	$31,676	$143,313
Corporate	96,172	50,274	15,932	49,305

	$215,059	$142,079	$47,608	$192,618

        Stock-based compensation of $54.3 million, $18.7 million, $0.7 million, and $2.6 million is included in the year ended December 31, 2011, eight months ended December 31, 2010, four months ended April 30, 2010, and year ended December 31, 2009, respectively.

10. Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at December 31, 2011 and 2010 and classification of such instruments in accordance with FASB ASC 820 (in thousands):

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$513	$513	$2,938	$2,938
Long-term debt (including current portion)	(957,236)	(951,306)	(971,154)	(981,708)

SIX FLAGS ENTERTAINMENT CORPORATION

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

11. Income Taxes

        The following table summarizes the components of income tax (benefit) expense from continuing operations for the year ended December 31, 2011, eight months ended December 31, 2010, four months ended April 30, 2010 and year ended December 31, 2009 (in thousands):

	Current	Deferred	Total
Successor
2011:
U.S. federal	$—	$(13,063)	$(13,063)
Foreign	6,716	(599)	6,117
State and local	(80)	(1,039)	(1,119)

	$6,636	$(14,701)	$(8,065)

Eight months ended December 31, 2010:
U.S. federal	$—	$7,716	$7,716
Foreign	2,088	712	2,800
State and local	1,078	(417)	661

	$3,166	$8,011	$11,177

Predecessor
Four months ended April 30, 2010:
U.S. federal	$—	$93,798	$93,798
Foreign	3,856	6,955	10,811
State and local	235	7,804	8,039

	$4,091	$108,557	$112,648

2009:
U.S. federal	$—	$(1,211)	$(1,211)
Foreign	3,440	777	4,217
State and local	1,112	(1,216)	(104)

	$4,552	$(1,650)	$2,902

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Recorded income tax (benefit) expense allocated to income (loss) from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Computed "expected" federal income tax expense (benefit)	$1,358	$33,804	$228,143	$(55,015)
Change in valuation allowance	(9,283)	(31,685)	(160,251)	75,796
Effect of state and local income taxes, net of federal tax benefit	685	2,419	19,426	(5,169)
Deduction for noncontrolling interest income distribution	(12,532)	(12,175)	(27)	(12,275)
Nondeductible compensation	11,654	2,908	2,651	665
Effect of foreign income taxes	308	13,677	(6,583)	(138)
Reorganization items and fresh start accounting adjustments, net	859	1,364	34,787	—
Other, net	(1,114)	865	(5,498)	(962)

	$(8,065)	$11,177	$112,648	$2,902

        Under the Plan, the Company's prepetition debt securities, primarily the Prepetition Notes, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our U.S. NOLs and state NOLs (collectively, the "Tax Attributes") after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11. As a result of emergence from Chapter 11, the Company's NOLs were reduced by approximately $804.8 million of CODI.

        Sections 382 and 383 of the IRC provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-gains, against future U.S. taxable income in the event of a change in ownership. The Company's emergence from Chapter 11 is considered a change in ownership for purposes of Section 382 of the IRC. The limitation under the IRC is based on the value of the corporation as of the emergence date. The Company's estimated annual limitation of approximately $32.5 million is available each of the next 19 years plus an additional estimated $904 million of built-in-gains which should become available to the Company from the period 2011 through 2015, on the amount of NOL carryforwards it may use in the future. Those

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

limitation amounts accumulate for future use to the extent they are not utilized in a given year. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company's Tax Attributes.

        Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred tax assets	$620,506	$626,219
Less: Valuation allowance	426,585	420,099

Net deferred tax assets	193,921	206,120
Deferred tax liabilities	414,655	443,629

Net deferred tax liability	$220,734	$237,509

	December 31,
	2011	2010
Deferred tax assets:
Federal net operating loss carryforwards	$365,336	$390,947
State net operating loss carryforwards	173,501	172,484
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	75,078	56,197

	$620,506	626,219

Deferred tax liabilities:
Property and equipment	$294,006	$313,228
Intangible assets and other	120,649	130,401

	$414,655	$443,629

        As of December 31, 2011 and 2010, we had approximately $1.1 billion and $1.2 billion of net operating loss carryforwards available for U.S. federal income tax purposes, respectively, which expire through 2031 and net operating loss carryforwards available for state income tax purposes in aggregate of $4.5 billion as of December 31, 2011 and 2010, respectively, which expire through 2031. We have recorded a valuation allowance of $426.6 million and $420.1 million as of December 31, 2011 and 2010, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2011 and 2010 is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets are recoverable. At December 31, 2011, we had

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

approximately $6.6 million of alternative minimum tax credits which have no expiration date. In 2009, approximately $161.2 million of capital loss carryforwards expired, which did not affect the 2009 income tax expense because they previously had a full valuation allowance.

        The change in valuation allowance attributable to (loss) income from continuing operations, discontinued operations and other comprehensive loss and equity is presented below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Continuing operations	$(9,283)	$(31,685)	$(160,251)	$75,796
Reversal of allowance for capital loss carryforward expiration	—	—	—	(56,520)
Discontinued operations	(457)	215	(3,708)	12,923
Changes in other comprehensive loss and equity	16,226	1,593	1,501	(8,281)

	$6,486	$(29,877)	$(162,458)	$23,918

        Our unrecognized tax benefit at December 31, 2011 and 2010 was $48.1 million. There were no additions or reductions to this unrecognized tax benefit during 2011 or 2010.

12. Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit)

Common Stock

        At December 31, 2011, the number of authorized shares of common stock was 140,000,000 shares, of which 54,641,885 shares were outstanding, 196,187 shares were reserved for future issuance through our Long-Term Incentive Plan, and 980,583 shares were reserved for future issuance through our Employee Stock Purchase Plan (the "ESPP"). Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.

        On May 5, 2011, Holdings' Board of Directors approved a two-for-one stock split of Holdings' common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011. In accordance with the provisions of our stock benefit plans and as determined by Holdings' Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the two-for-one stock split. All Successor shares and per share amounts presented in the consolidated financial statements and notes have been retroactively adjusted to reflect the stock split. No retroactive adjustments were required for the Predecessor shares and per share amounts as all Predecessor common stock, preferred stock purchase rights, PIERS and ownership interests were cancelled on the Effective Date as described in Note 1(a).

        On February 24, 2011, Holdings' Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $60.0 million in shares of Holdings' common stock over a

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit) (Continued)

three-year period (the "Stock Repurchase Plan"). During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan. As of December 31, 2011, the First Stock Repurchase Plan was substantially completed. On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan").

        During the year ended December 31, 2011, the Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividend Paid Per Share
2011
Fourth Quarter	$0.06
Third Quarter	$0.06
Second Quarter	$0.03
First Quarter	$0.03

Preferred Stock

        The number of authorized shares of preferred stock was 5,000,000 at December 31, 2011. No shares of preferred stock were outstanding or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit) (Continued)

Accumulated Other Comprehensive (Loss) Income

        The balances for each component of accumulated other comprehensive (loss) income are as follows (in thousands):

	Foreign currency translation	Cash flow hedges	Defined benefit retirement plan	Accumulated other comprehensive income (loss)
Six Flags, Inc.—Predecessor
Balance, December 31, 2009	$1,660	$1,269	$(36,226)	$(33,297)
Net current period change	5,419	(559)	—	4,860
Actuarial gain on defined benefit retirement plan	—	—	1,902	1,902
Fresh start accounting adjustments	(7,079)	(710)	34,324	26,535

Balance, April 30, 2010	$—	$—	$—	$—

Six Flags Entertainment Corporation—Successor
Balance, April 30, 2010	$—	$—	$—	$—
Net current period change	2,539	—	—	2,539
Actuarial loss on defined benefit retirement plan	—	—	(6,731)	(6,731)

Balance, December 31, 2010	2,539	—	(6,731)	(4,192)
Net current period change	(9,154)	—	—	(9,154)
Actuarial loss on defined benefit retirement plan	—	—	(36,566)	(36,566)

Balance, December 31, 2011	$(6,615)	$—	$(43,297)	$(49,912)

13. Pension Benefits

        As part of the acquisition of Former SFEC, we assumed the obligations related to the SFTP Defined Benefit Plan (the "SFTP Benefit Plan"). The SFTP Benefit Plan covered substantially all of SFTP's employees. During 1999, the SFTP Benefit Plan was amended to cover substantially all of our domestic full-time employees. During 2004, the SFTP Benefit Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003. The SFTP Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. The SFTP Benefit Plan assets are invested primarily in equity and fixed income securities, as well as alternative investments, such as hedge funds. The SFTP Benefit Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the SFTP Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.

        We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

        As of the Effective Date, the pension liability was adjusted by $1.6 million to its fair value as described in Note 1(b).

Obligations and Funded Status

        The following table sets forth the change in our benefit plan obligation and fair value of plan assets (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
Change in benefit obligation:
Beginning balance	$183,048	$170,944	$167,391
Interest cost	9,741	6,481	3,225
Actuarial loss	32,385	9,731	2,326
Benefits paid	(6,368)	(4,108)	(1,998)

Benefit obligation at end of period	$218,806	$183,048	$170,944

Change in fair value of plan assets:
Beginning balance	$143,818	$137,374	$131,110
Actual return on assets	6,480	9,747	7,182
Employer contributions	3,750	1,080	1,080
Administrative fees	(1,050)	(275)	—
Benefits paid	(6,368)	(4,108)	(1,998)

Fair value of plan assets at end of period	$146,630	$143,818	$137,374

        Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. The accumulated benefit obligation for the SFTP Benefit Plan at the end of 2011 and 2010 was $218.8 million and $183.0 million, respectively. We use December 31 as our measurement date.

        At December 31, 2011 and 2010, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded, which we recognized in other long-term liabilities in our consolidated balance sheets. The following is a

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

reconciliation of the SFTP Benefit Plan funded status to the amounts recognized in our consolidated balance sheets at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Fair value of plan assets	$146,630	$143,818
Benefit obligation	(218,806)	(183,048)

Funded status (deficit)	$(72,176)	$(39,230)

Other long-term liabilities	$(72,176)	$(39,230)

        The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2011	2010
Discount rate	4.300%	5.400%
Rate of compensation increase	N/A	N/A

Net periodic benefit cost and other comprehensive income (loss)

        The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss) (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Net periodic benefit cost:
Service cost	$1,050	$275	$—	$291
Interest cost	9,741	6,481	3,225	9,347
Expected return on plan assets	(10,662)	(6,747)	(3,226)	(8,314)
Amortization of net actuarial loss	—	—	273	1,027
Curtailment loss	—	—	—	70

Total net periodic benefit cost	$129	$9	$272	$2,421

Other comprehensive (loss) income:
Current year actuarial (loss) gain	$(36,566)	$(6,731)	$1,630	$9,278
Amortization of actuarial gain	—	—	42,809	1,027
Effect of curtailment loss	—	—	—	3,111
Effects of curtailment on prior service costs	—	—	—	70

Total other comprehensive (loss) income	$(36,566)	$(6,731)	$44,439	$13,486

        On the Effective Date, the $44.4 million accumulated other comprehensive loss balance was eliminated during the application of fresh start accounting as discussed in Note 1(b). As of

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

December 31, 2011 and 2010, we have recorded $43.3 million and $6.7 million in accumulated other comprehensive loss in our consolidated balance sheets, respectively.

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are as follows (in thousands):

Actuarial loss	$668
Prior service cost	—

Total	$668

        The weighted average assumptions used to determine net costs are as follows:

	Successor		Predecessor
	2011	2010	2009
Discount rate	5.400%	5.800%	6.125%
Rate of compensation increase	N/A	N/A	N/A %
Expected return on plan assets	7.500%	7.500%	7.500%

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

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

Plan Assets

        The target allocations for plan assets are 31% domestic equity securities, 41% fixed income securities, 13% international equity securities, and 15% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds.

        The fair value of plan assets was $146.6 million and $143.8 million at December 31, 2011 and 2010, respectively. The expected long term rate of return on these plan assets was 7.5% in 2011, 2010 and 2009. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy, as defined in Note 3(f), used to determine the fair value (in thousands):

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Equity Securities
Large-Cap Disciplined Equity(a)	$39,335	$39,335	$—	$—
Small/Mid-Cap Equity(a)	8,869	8,869	—	—
International Equity(b)	17,915	17,915	—	—
Fixed Income
Long Duration Fixed Income(c)	45,961	45,961	—	—
High Yield(d)	8,665	8,665	—	—
Emerging Markets Debt(e)	4,289	4,289	—	—
Alternatives
Hedge Fund of Funds(f)	21,596	—	—	21,596

Total	$146,630	$125,034	$—	$21,596

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

	Fair Value Measurements at December 31, 2010
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

(a)
These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

(h)
This category is comprised of an investment in a common collective trust with the underlying assets invested in asset-backed securities, money market funds, corporate bonds and bank notes. The underlying assets are actively traded on the registered exchanges.

        The following table represents a rollforward of the December 31, 2011 and 2010 balances of our plan assets that are valued using Level 3 inputs (in thousands):

Hedge Fund of Funds
Beginning balance at December 31, 2009—Predecessor	$19,729
Actual return on plan assets:
Relating to assets still held at the reporting date	971
Relating to assets sold during the period	—
Purchases, sales and settlements, net	—

Beginning balance at December 31, 2010—Successor	$20,700
Actual return on plan assets:
Relating to assets still held at the reporting date	(143)
Relating to assets sold during the period	39
Purchases, sales and settlements, net	1,000

Ending balance at December 31, 2011—Successor	$21,596

Expected Cash Flows

        The follow table summarizes expected employer contributions and future benefit payments (in thousands):

Employer Contributions for Fiscal Year 2011
2012 (expected) to plan trusts	$7,560

Expected benefit payments:
2012	$7,893
2013	8,303
2014	8,660
2015	9,184
2016	9,565
2017 - 2021	54,672

$98,277

14. 401(k) Plan

        We have a 401(k) plan (the "401(k) Plan") which allows eligible employees to make tax deferred contributions to the plan. All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. Beginning December 1, 2006, we matched 100% of the first 3% and 50% of the next 2% of salary contributions made by employees. During the Chapter 11 Filing, we suspended the employer match. After our emergence from Chapter 11, we agreed to match 50% of the first 6% of salary contributions made by employees, which

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. 401(k) Plan (Continued)

was funded in the first quarter of 2011. Employer match contributions fully vest immediately at the time of contribution. We recognized related expense of $1.5 million, $1.6 million, $0.1 million and $2.5 million in the year ended December 31, 2011, eight months ended December 31, 2010, four months ended April 30, 2010 and year ended December 31, 2009, respectively.

        In January 2012, several changes were made to our 401(k) Plan. Firstly, we upgraded our 401(k) Plan to a Safe Harbor 401(k) Plan to provide additional benefits to our eligible employees. Under the Safe Harbor 401(k) Plan, our employer match contribution will be 100% on the first 3% and 50% on the next 2% of salary contributions made by employees. In addition, regular employees are now eligible to participate on the first day of the month following 60 days of service and will be eligible for the employer match contribution after one full year of service.

15. Earnings (Loss) Per Common Share

Successor

        For the year ended December 31, 2011, we incurred a net loss and therefore diluted shares outstanding equaled basic shares outstanding as the computation of diluted shares outstanding excluded the effect of 5,732,000 antidilutive stock options as retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 12.

        For the eight months ended December 31, 2010, diluted shares outstanding equaled basic shares outstanding as the computation of diluted shares outstanding excluded the effect of 5,041,000 antidilutive stock options.

Predecessor

        For the year ended December 31, 2009, we incurred a net loss and therefore diluted shares outstanding equaled basic shares outstanding. Preferred stock dividends and amortization of related issue costs of $16.3 million was included in determining net loss applicable to Six Flags Entertainment Corporation common stockholders in 2009.

        For the year ended December 31, 2009, the weighted average number of shares of common stock used in our diluted earnings per share did not include the effect of 6,490,000 stock options, the impact of the potential conversion of the PIERS or the impact of the potential conversion of the 2015 Notes, as the effects of the exercise of such options and such conversions and resulting decrease in preferred stock dividends or interest payments, as the case may be, are antidilutive. The PIERS, which were included in the liabilities subject to compromise as of March 31, 2010, were issued in January 2001 and were convertible into 13,209,000 shares of common stock (after giving effect to 483,000 PIERS that converted to common stock in the third quarter of 2009). The 2015 Notes were convertible at the option of the holder into 44,094,000 shares of common stock. By operation of the Plan, the Predecessor stock options, PIERS and the 2015 Notes were cancelled as of the Effective Date.

        For the four months ended April 30, 2010, diluted shares outstanding equaled basic shares outstanding as no common stock equivalents were outstanding at April 30, 2010.

        As discussed in Note 1(a), all of SFI's common stock was cancelled as a result of the Debtors' emergence from Chapter 11 on the Effective Date. Holdings' common stock began trading on the New York Stock Exchange on June 21, 2010. As such, the (loss) income per share information for the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

15. Earnings (Loss) Per Common Share (Continued)

Predecessor Company is not meaningful to shareholders of the Successor Company's common stock, or to potential investors in such common stock.

16. Commitments and Contingencies

Partnership Parks

        On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $65.1 million in 2012 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2011, our share of the distribution will be approximately $28.1 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the "Partnership Agreements") that govern the partnerships (to the extent tendered by the unit holders). The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park's weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT. As of December 31, 2011, we owned approximately 29.7% and 53.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 70.3% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $350.2 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

        In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The annual unit purchase obligation (excluding account accumulation from prior years) aggregated approximately $31.1 million for both parks based on current purchase prices. Pursuant to the 2011 annual offer, we purchased 0.61 units from the Texas partnership for approximately $0.9 million in May 2011 and no units from the Georgia partnership. With respect to the 2011 "put" obligations, no borrowing occurred during 2011 under the TW Loan, a $150 million multi-draw term loan facility, which was terminated on December 20, 2011, in connection with the New Credit Facility. The $300 million accordion feature on the Term Loan B under the New Credit Facility is available for borrowing for future "put" obligations if necessary.

        In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred $11.2 million of capital expenditures at these parks during the 2011 season and intend to incur approximately $5.0 million of capital expenditures at these parks for the 2012 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $61.1 million of cash in 2011 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. At December 31, 2011 and 2010, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

Operating Leases

        We lease under long-term leases the sites of Six Flags Mexico, La Ronde and a small parcel near Six Flags New England. In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park. In certain cases, rent is based upon a percentage of the revenues earned by the applicable park. During 2011, 2010 and 2009, we recognized approximately $5.7 million, $4.4 million, and $3.8 million, respectively, of rental expense under these rent agreements.

        Total rental expense from continuing operations, including office space and park sites, was approximately $11.9 million, $10.9 million and $11.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Future minimum obligations under non-cancellable operating leases, including site leases, at December 31, 2011, are summarized as follows (in thousands):

Year ending December 31,
2012	$6,453
2013	6,131
2014	5,733
2015	5,480
2016	5,691
2017 and thereafter	158,089

Total	$187,577

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

License Agreements

        We are party to a license agreement pursuant to which we have the exclusive right on a long term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis. Based on current usage, the annual license fee for 2011 was approximately $3.6 million.

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

Insurance

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Defense costs are in addition to these retentions. In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Our deductible after November 15, 2003 is $0.75 million for workers' compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.

        The majority of our current insurance policies expire on December 31, 2012. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

Capital Expenditures

        The vast majority of our capital expenditures in 2012 and beyond will be made on a discretionary basis.

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

        We terminated Jeffrey R. Speed, our former Executive Vice President and Chief Financial Officer, from his employment with us, without cause, as that term is defined in Mr. Speed's employment agreement with us, effective October 6, 2010. On or about September 2, 2010, Mr. Speed filed with the American Arbitration Association a Statement of Claim and Demand for Arbitration against Holdings, SFI, SFO and SFTP, as Respondents. Mr. Speed's arbitration action asserted various claims relating to and arising out of his employment agreement with us. In April 2011, the arbitrator issued an interim award finding in favor of certain of Mr. Speed's claims and denying others. The amount of the award was $23.7 million, plus interest and attorney's fees. In May 2011, we reached a settlement with Mr. Speed. The terms of the settlement are confidential and we recorded a $25.1 million restructuring charge to reflect the full settlement and related costs after consideration of amounts previously accrued.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

HWP Guarantee

        We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006. This joint venture was not a debtor in the Chapter 11 Filing. On November 5, 2007, we refinanced the loan with a $33.0 million term loan and the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own an approximate 49% interest). Our limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017. The ability of HWP to repay the loan will be dependent upon HWP's ability to generate sufficient cash flow, which cannot be assured. As additional security for the loan, we have provided a $1.0 million letter of credit. In the event we are required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. As a result of the Chapter 11 Filing, the lender under the term loan is permitted to accelerate payment thereof. In that event, we could lose our interest in the hotel and indoor water park.

Tax and other contingencies

        At December 31, 2011 and 2010, we have accrued liabilities for tax and other indemnification contingencies of $7.9 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

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

        The following table presents segment financial information and a reconciliation of the primary segment performance measure to (loss) income from continuing operations before income taxes (in

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Business Segments (Continued)

thousands). Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Successor		Predecessor
	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	Year Ended December 31, 2009
Theme park revenues	$1,013,174	$847,812	$128,077	$898,932
Theme park cash expenses	(594,047)	(451,320)	(159,444)	(632,426)

Aggregate park EBITDA	419,127	396,492	(31,367)	266,506
Equity in operations of investee—EBITDA	10,027	6,337	3,701	12,473
Corporate expenses	(41,911)	(31,606)	(15,214)	(46,708)
Stock-based compensation	(54,261)	(18,668)	(718)	(2,597)
Other (expense) income, net	(73)	(956)	802	(17,304)
Loss on disposal of assets	(7,615)	(11,727)	(1,923)	(11,135)
Loss on debt extinguishment	(46,520)	(18,493)	—	—
Restructure costs	(25,086)	(37,417)	—	—
Reorganization items, net	(2,455)	(7,479)	819,473	(101,928)
Equity in operations of investee—depreciation and other expense	(13,138)	(7,709)	(3,107)	(9,351)
Depreciation and amortization	(168,999)	(118,349)	(45,675)	(141,707)
Interest expense	(66,214)	(54,455)	(74,375)	(106,313)
Interest income	997	613	241	878

Income (loss) from continuing operations before reorganization items and income taxes	$3,879	$96,583	$651,838	$(157,186)

        All of our parks are located in the United States, except one park is located in Mexico City, Mexico and one is located in Montreal, Canada. The following information reflects our long-lived

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Business Segments (Continued)

assets, revenues and income (loss) from continuing operations before income taxes by domestic and foreign categories for 2011, 2010 and 2009 (in thousands):

	Domestic	Foreign	Total
Six Flags Entertainment Corporation—Successor
As of and for the year ended December 31, 2011:
Long-lived assets	$2,209,597	$105,036	$2,314,633
Revenues	904,453	108,721	1,013,174
(Loss) income from continuing operations before income taxes	(14,478)	18,357	3,879
As of and for the eight months ended December 31, 2010:
Long-lived assets	$2,282,806	$123,282	$2,406,088
Revenues	772,084	75,728	847,812
Income from continuing operations before income taxes	80,619	15,964	96,583
Six Flags, Inc.—Predecessor
As of and for the four months ended April 30, 2010:
Revenues	$108,478	$19,599	$128,077
Income from continuing operations before income taxes	647,532	4,306	651,838
As of and for the year ended December 31, 2009:
Long-lived assets	$2,407,548	$130,309	$2,537,857
Revenues	813,210	85,722	898,932
(Loss) income from continuing operations before income taxes	(168,842)	11,656	(157,186)

Long-lived assets include property and equipment, goodwill and intangible assets.

18. Restructure Costs

        During 2010, the Company experienced significant changes in its senior management and Holdings' Board of Directors. We implemented a series of initiatives to reduce costs which included workforce reductions and contract terminations related to our new strategic direction. During the eight months ended December 31, 2010, we recorded $37.4 million in restructure costs including $30.5 million in severance and legal costs related to the change in our senior management team and the workforce reductions and $6.9 million in contract termination fees, legal costs, consulting fees and other costs related to the change in strategic direction. During the year ended December 31, 2011, we recorded $25.1 million in restructure costs for the settlement with our former CFO in May 2011 (see Note 16).

        For the year ended December 31, 2011 and the eight months ended December 31, 2010, we incurred $31.7 million and $30.7 million, respectively, in cash expenditures related to these restructure costs.

        At December 31, 2011 and 2010, we had $0.1 million and $6.7 million, respectively, in accrued liabilities in our consolidated balance sheets related to restructure costs.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

        Following is a summary of the unaudited interim results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31, 2011
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$61,335	$338,673	$475,605	$137,561
Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	(148,485)	34,963	192,870	(102,008)
Net (loss) income per weighted average common share outstanding:
Basic	$(2.67)	$0.64	$3.53	$(1.85)
Diluted	$(2.67)	$0.62	$3.43	$(1.85)

	Year Ended December 31, 2010
	Predecessor		Successor
	First Quarter	One Month Ended April 30, 2010	Two Months Ended June 30, 2010	Third Quarter	Fourth Quarter
Total revenue	$57,263	$70,814	$250,436	$475,587	$121,789
Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	(183,576)	732,449	10,812	133,535	(94,294)
Net (loss) income per weighted average common share outstanding:
Basic and diluted	$(1.87)	$7.47	$0.20	$2.42	$(1.69)

        We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

20. Subsequent Event

        On January 3, 2012, Holdings' Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). As of February 15, 2012, Holdings has repurchased approximately 160,000 shares at a cumulative price of approximately $6.9 million under the Second Stock Repurchase Plan.

        On February 8, 2012, Holdings' Board of Directors approved an increase in Holdings' quarterly dividend from $0.06 per common share to $0.60 per common share. The first quarter 2012 dividend will be payable on March 12, 2012 to stockholders of record on March 1, 2012. In connection with the dividend increase, the Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options. At February 8, 2012, there were approximately 5.0 million unvested stock options outstanding. On a quarterly basis as stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the DERs' accumulated accrued dividends in either cash or shares of common stock. In addition, our Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under our stock-based compensation performance award program based on the EBITDA performance of the Company in 2013 - 2015.

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1		Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as confirmed by the Bankruptcy Court on April 29, 2010—incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 3, 2010.
3.1
Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended—incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2011.
3.2		Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 14, 2010.
4.1
Registration Rights Agreement, dated as of April 30, 2010, between Six Flags Entertainment Corporation and certain holders of Common Stock—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 3, 2010.
10.1	†	Six Flags, Inc. 2008 Stock Option and Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 28, 2008.
10.2	†
Employment Agreement between Six Flags, Inc. and Mark Shapiro, dated April 1, 2009—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) , filed on April 13, 2009.
10.3	†
Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated April 1, 2009—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009
10.4	†
Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated April 1, 2009—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
10.5	†
Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated April 1, 2009—incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703) , filed on April 13, 2009.
10.6	†
Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated April 1, 2009—incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
10.7	†
Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated April 1, 2009—incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.
10.8
Promissory Note, dated May 15, 2009, by and among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., as borrowers, and TW-SF LLC, as lender—incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
10.9
Guarantee Agreement, dated as of May 15, 2009, by and among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and TW-SF LLC—incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

Exhibit Number		Exhibit Description
10.10		Plan Support Agreement, dated June 13, 2009, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., Astroworld GP LLC, Astroworld LP, Astroworld LP LLC, Fiesta Texas Inc., Funtime, Inc., Funtime Parks, Inc., Great America LLC, Great Escape Holding Inc., Great Escape Rides L.P., Great Escape Theme Park L.P., Hurricane Harbor GP LLC, Hurricane Harbor LP, Hurricane Harbor LP LLC, KKI, LLC, Magic Mountain LLC, Park Management Corp., PP Data Services Inc., Premier International Holdings Inc., Premier Parks of Colorado Inc., Premier Parks Holdings Inc., Premier Waterworld Sacramento Inc., Riverside Park Enterprises Inc., SF HWP Management LLC, SFJ Management Inc., SFRCC Corp., Six Flags America LP, Six Flags America Property Corporation, Six Flags Great Adventure LLC, Six Flags Great Escape L.P., Six Flags Services Inc., Six Flags Services of Illinois, Inc., Six Flags St. Louis LLC, South Street Holdings LLC, Stuart Amusement Company, JPMorgan Chase Bank, N.A., Beach Point Capital Management LP, DK Acquisition Partners, L.P., Eaton Vance Management & Boston Management and Research, Sankaty Advisors, LLC, SPCP Group, LLC, Grand Central Asset Trust, SIL Series, Taconic Market Dislocation Master Fund II L.P., Taconic Market Dislocation Fund II L.P., Taconic Capital Partners 1.5 L.P. and Taconic Opportunity Fund L.P.—incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
10.11
Amendment No. 3 to the Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
10.12
Amendment No. 4 to the Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
10.13
Amendment No. 5 to the Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
10.14
Amendment No. 6 to the Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.
10.15	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
10.16	†
Amended and Restated Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Mark Shapiro—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
10.17	†
Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Jeff Speed—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

Exhibit Number		Exhibit Description
10.18	†	Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Louis Koskovolis—incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
10.19	†
Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Andrew Schleimer—incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
10.20	†
Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Andrew Schleimer—incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.
10.21	†
Employment Agreement, dated as of May 11, 2010, by and between Alexander Weber, Jr. and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 14, 2010.
10.22
First Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.23
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
10.24
Second Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, Goldman Sachs Lending Partners LLC, as Documentation Agent, and Goldman Sachs Lending Partners LLC, as Administrative Agent—incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.25
Second Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and Goldman Sachs Lending Partners LLC, as Administrative Agent—incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.26
Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., and TW-SF LLC—incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.27
Guarantee Agreement, dated as of April 30, 2010, made by Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories hereto, in favor of TW-SF LLC—incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

Exhibit Number		Exhibit Description
10.28		Amendment No. 7 to the Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc.—incorporated by reference from Exhibit 10.7 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.29	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.30	†
Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 11, 2010.
10.31	†
Form of Non-Qualified Stock Option Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 11, 2010.
10.32	†
Employment Agreement, dated August 12, 2010, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.
10.33	†
Restricted Shares Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.
10.34	†
Nonqualified Stock Option Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.
10.35	†
Amendment No. 1 to Employment Agreement, by and between Al Weber, Jr. and Six Flags Entertainment Corporation, dated May 11, 2010, dated September 7, 2010—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on September 13, 2010.
10.36	†
Employment Agreement, dated September 7, 2010, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.
10.37	†
Employment Agreement, dated September 7, 2010, by and between Lance C. Balk and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.
10.38	†
Six Flags Entertainment Corporation Employee Stock Purchase Plan—incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-170584) filed on November 12, 2010.
10.39
First Amendment to First Lien Credit Agreement, dated as of December 3, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 6, 2010.

Exhibit Number		Exhibit Description
10.40		First Amendment, dated December 3, 2010, to (i) the Guarantee Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the other signatories thereto, and TW-SF LLC, and (ii) the Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., and TW-SF LLC—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 6, 2010.
10.41	†
Employment Agreement, dated November 29, 2010, by and between Walter S. Hawrylak and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 7, 2010.
10.42	†
Employment Agreement, dated November 29, 2010, by and between Brett Petit and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 7, 2010.
10.43	†
Amendment No. 1 to Employment Agreement, dated March 7, 2011, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit (10)(jjjj) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.
10.44	†
Form of Amendment by and between Six Flags Entertainment Corporation and Certain Executives—James Reid-Anderson, Al Weber, Jr., John M. Duffey and Lance C. Balk—incorporated by reference to Exhibit (10) (kkkk) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.
10.45	†
Form of Project 350 Performance Award Under Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit (10)(llll) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.
10.46	†
Amendment No. 1 to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 5, 2011.
10.47	†	Project 500 Program Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.
10.48	†
Project 500 Program Form of Award Agreement and appendix listing Project 500 Awards to Executive Officers—incorporated by reference to Exhibits 10.2 and 99.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.
10.49	†	Director Deferral Election—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.
10.50
$1,135,000,000 Credit Agreement, dated as of December 20, 2011, among the Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the several lenders from time to time parties thereto, Wells Fargo Bank, N. A., as Administrative Agent, an Issuing Lender and a Swing Line Lender, Wells Fargo Securities, LLC, as Lead Arranger, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Wells Fargo Securities, LLC, Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Capital, as Joint Bookrunners—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 20, 2011.

Exhibit Number		Exhibit Description
10.51	*	Guarantee and Collateral Agreement, dated as of December 20, 2011, by the Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories thereto, as Grantors, in favor of Wells Fargo Bank, N. A., as Administrative Agent, for the banks and other financial institutions or entities from time to time parties to the $1,135,000,000 Credit Agreement dated as of December 20, 2011.
10.52	†*	Form of Dividend Equivalent Rights Award for Options.
10.53	†*	Form of Executive Officer Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan.
10.54	†*	James Reid-Anderson Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan.
10.55	†*	Form of Dividend Equivalent Rights Award for Project 500.
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Furnished herewith

†
Management contract or compensatory plan