Form 10-Q
period 2012-03-31
Six Flags Entertainment Corp
filed 2012-05-01
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 20, 2012, Six Flags Entertainment Corporation had 54,124,300 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

•                  pending, threatened or future legal proceedings; and

•                  other factors that are described in “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

A more complete discussion of these factors and other risks applicable to our business is contained in “Item 1A. Risk Factors” of the 2011 Annual Report.  Any forward-looking statement made by us in this document, or on our behalf by our directors, officers or employees related to the information contained herein, speaks only as of the date of this Quarterly Report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We do not intend to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,384	$231,427
Accounts receivable	20,003	18,461
Inventories	36,227	20,973
Prepaid expenses and other current assets	50,551	38,668
Total current assets	176,165	309,529

Other assets:
Debt issuance costs	12,474	13,026
Restricted-use investment securities	15,520	513
Deposits and other assets	9,436	10,477
Total other assets	37,430	24,016

Property and equipment, at cost	1,581,145	1,544,351
Accumulated depreciation	(288,674)	(252,514)
Total property and equipment	1,292,471	1,291,837
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	388,179	392,548
Total assets	$2,524,493	$2,648,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,980	$23,823
Accrued compensation, payroll taxes and benefits	14,236	59,441
Accrued insurance reserves	33,902	34,128
Accrued interest payable	5,700	1,071
Other accrued liabilities	31,205	29,834
Deferred income	64,858	38,156
Current portion of long-term debt	38,279	35,296
Total current liabilities	233,160	221,749

Long-term debt	918,209	921,940
Other long-term liabilities	75,564	76,180
Deferred income taxes	220,441	220,734
Redeemable noncontrolling interests	440,427	440,427

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value,140,000,000 shares authorized; 54,121,105 and 54,641,885 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,353	1,366
Capital in excess of par value	874,577	832,112
Accumulated deficit	(199,159)	(20,088)
Accumulated other comprehensive loss	(43,815)	(49,912)
Total Six Flags Entertainment Corporation stockholders’ equity	632,956	763,478
Noncontrolling interests	3,736	3,670
Total equity	636,692	767,148
Total liabilities and equity	$2,524,493	$2,648,178

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(in thousands, except share and per share data)

	2012	2011

Theme park admissions	$29,451	$26,336
Theme park food, merchandise and other	24,617	22,933
Sponsorship, licensing and other fees	7,708	7,912
Accommodations revenue	4,582	4,154
Total revenues	66,358	61,335

Operating expenses (excluding depreciation and amortization shown separately below)	78,572	77,255
Selling, general and administrative (including stock-based compensation of $17,009 and $14,303 in 2012 and 2011, respectively, and excluding depreciation and amortization shown separately below)	46,229	43,692
Costs of products sold	5,727	5,570
Depreciation	36,993	39,522
Amortization	4,502	4,513
Loss on disposal of assets	1,643	1,977
Interest expense	11,594	16,771
Interest income	(231)	(251)
Equity in loss of investee	320	1,156
Other income, net	(781)	(356)
Restructure costs	—	26,602

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(118,210)	(155,116)

Reorganization items, net	554	500

Loss from continuing operations before income taxes and discontinued operations	(118,764)	(155,616)

Income tax benefit	(3,756)	(7,085)

Loss from continuing operations before discontinued operations	(115,008)	(148,531)

Loss from discontinued operations	(35)	(36)

Net loss	(115,043)	(148,567)

Less: Net (income) loss attributable to noncontrolling interests	(66)	82

Net loss attributable to Six Flags Entertainment Corporation	$(115,109)	$(148,485)

Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(115,109)	$(148,485)

Weighted average number of common shares outstanding - basic and diluted	54,593	55,625

Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(2.11)	$(2.67)
Loss from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	(0.00)	(0.00)

Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(2.11)	$(2.67)

Cash dividends declared per common share	$0.60	$0.03

Amounts attributable to Six Flags Entertainment Corporation:
Loss from continuing operations	$(115,074)	$(148,449)
Loss from discontinued operations	(35)	(36)
Net loss	$(115,109)	$(148,485)

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(in thousands)

	2012	2011

Net loss	$(115,043)	$(148,567)

Other comprehensive income (loss):
Foreign currency translation adjustment	6,530	4,034
Defined benefit retirement plan	(166)	—
Change in cash flow hedging	(267)	—
	6,097	4,034

Comprehensive loss	(108,946)	(144,533)

Comprehensive (income) loss attributable to noncontrolling interests	(66)	82

Comprehensive loss attributable to Six Flags Entertainment Corporation	$(109,012)	$(144,451)

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2012	—	—	54,641,885	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	—	—	448,883	11	8,362	—	—	8,373	—	8,373
Restricted stock unit grants	—	—	—	—	31,346	—	—	31,346	—	31,346
Stock-based compensation	—	—	—	—	17,009	—	—	17,009	—	17,009
Dividends declared to common shareholders	—	—	—	—	—	(33,781)	—	(33,781)	—	(33,781)
Repurchase of common stock	—	—	(969,663)	(24)	(14,252)	(30,181)	—	(44,457)	—	(44,457)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(115,109)	—	(115,109)	—	(115,109)
Net other comprehensive income	—	—	—	—	—	—	6,097	6,097	—	6,097
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	66	66

Balances at March 31, 2012	—	—	54,121,105	$1,353	$874,577	$(199,159)	$(43,815)	$632,956	$3,736	$636,692

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2011	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	—	—	13,348	0	149	—	—	149	—	149
Stock-based compensation	—	—	—	—	7,565	—	—	7,565	—	7,565
Dividends declared to common shareholders	—	—	—	—	—	(1,651)	—	(1,651)	—	(1,651)
Repurchase of common stock	—	—	(591,068)	(8)	(8,688)	(10,819)	—	(19,515)	—	(19,515)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(148,485)	—	(148,485)	—	(148,485)
Net other comprehensive income	—	—	—	—	—	—	4,034	4,034	—	4,034
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(82)	(82)

Balances at March 31, 2011	—	—	55,150,498	$689	$817,825	$(112,551)	$(158)	$705,805	$4,373	$710,178

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(in thousands)

	2012	2011

Cash flow from operating activities:
Net loss	$(115,043)	$(148,567)
Adjustments to reconcile net loss to net cash used in operating activities before reorganization activities:
Depreciation and amortization	41,495	44,035
Reorganization items, net	554	500
Stock-based compensation	17,009	14,303
Interest accretion on notes payable	294	459
Amortization of debt issuance costs	593	1,975
Other, including loss on disposal of assets	817	1,573
Increase in accounts receivable	(224)	(8,466)
Increase in inventories, prepaid expenses and other current assets	(27,083)	(20,751)
Decrease in deposits and other assets	779	1,825
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	35,687	61,525
Increase in accrued interest payable	4,629	7,058
Deferred income tax benefit	(1,783)	(10,157)

Total adjustments	72,767	93,879

Net cash used in operating activities before reorganization activities	(42,276)	(54,688)

Cash flow from reorganization activities:
Net cash used in reorganization activities	(497)	(15,354)

Total net cash used in operating activities	(42,773)	(70,042)

Cash flow from investing activities:
Additions to property and equipment	(36,339)	(23,378)
Property insurance recovery	528	536
Purchase of restricted-use investments	(15,128)	—
Maturities of restricted-use investments	121	1,707
Proceeds from sale of assets	110	54

Net cash used in investing activities	(50,708)	(21,081)

(continued)

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(in thousands)

	2012	2011
Cash flow from financing activities:
Repayment of borrowings	(1,042)	(4,737)
Proceeds from borrowings	—	8,000
Payment of debt issuance costs	(1,407)	(502)
Proceeds from issuance of common stock	8,373	149
Stock repurchases	(44,457)	(19,515)
Payment of cash dividends	(32,578)	(1,650)

Net cash used in financing activities	(71,111)	(18,255)

Effect of exchange rate on cash	2,549	1,055

Decrease in cash and cash equivalents	(162,043)	(108,323)

Cash and cash equivalents at beginning of period	231,427	187,061

Cash and cash equivalents at end of period	$69,384	$78,738

Supplemental cash flow information
Cash paid for interest	$6,077	$7,279
Cash paid for income taxes	$4,633	$2,962

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        Chapter 11 Reorganization

On June 13, 2009, Six Flags, Inc. (“SFI”), Six Flags Operations Inc. (“SFO”) and Six Flags Theme Parks Inc. (“SFTP”) and certain of SFTP’s domestic subsidiaries (collectively with SFI, SFO and SFTP, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Filing”).  SFI’s subsidiaries that own interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.

On April 30, 2010 (the “Effective Date”), the Debtors emerged from Chapter 11 by consummating a restructuring through a series of transactions contemplated by the Debtors’ Modified Fourth Amended Joint Plan of Reorganization (the “Plan”). See Note 1(a) to the Consolidated Financial Statements in the 2011 Annual Report for a detailed explanation of the Plan. The following summarizes the reorganization transactions under the Plan:

•                  Name Change.  On the Effective Date, but after the Plan became effective and prior to the distribution of securities under the Plan, SFI changed its corporate name to Six Flags Entertainment Corporation.  As used herein, the terms “we,” “our,” “Six Flags” and “Company” refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and “Holdings” refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries. As used herein, “SFI” means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation.

•                  Common Stock.  Pursuant to the Plan, all of SFI’s common stock, preferred stock purchase rights, preferred income equity redeemable shares and any other ownership interest in SFI including all options, warrants or rights, contractual or otherwise (including, but not limited to, stockholders agreements, registration rights agreements and rights agreements) were cancelled as of the Effective Date.

On the Effective Date, Holdings issued an aggregate of 54,777,778 shares of common stock at $0.025 par value to holders of unsecured claims against SFI, certain holders of the 12-1/4% Senior Notes due 2016, certain accredited investors that held unsecured claims, and certain equity purchasers. The share amount has been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 2.

On June 21, 2010, the common stock commenced trading on the New York Stock Exchange under the symbol “SIX.”

•                  Financing at Emergence.  On the Effective Date, we entered into two exit financing facilities:  (i) an $890.0 million senior secured first lien credit facility comprised of a $120.0 million revolving loan facility and a $770.0 million term loan facility (the “Exit First Lien Facility”) and (ii) a $250.0 million senior secured second lien term loan facility (the “Exit Second Lien Facility”).

Also on the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the “TW Borrowers”) entered into a credit agreement with TW-SF, LLC comprised of a $150.0 million multi-draw term loan facility (the “TW Loan”) for use with respect to the Partnership Parks “put” obligations.

See Note 6 for a discussion of these facilities and subsequent amendments, early repayments, and terminations from debt extinguishment transactions.

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

Under fresh start accounting, the total Company value was adjusted to reorganization value and was allocated to our assets and liabilities based on their respective estimated fair values in conformity with the purchase method of accounting for business combinations in FASB ASC Topic 805, Business Combinations.  The excess of reorganization value over the estimated fair value and our tangible and identifiable assets and liabilities was recognized as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. The implementation of the Plan and the application of fresh start accounting resulted in financial statements that are not comparable to financial statements in periods prior to emergence.  See Note 1(b) to the Consolidated Financial Statements in the 2011 Annual Report for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

2.             General — Basis of Presentation

We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world.  Of the 19 parks we currently own or operate, 17 parks are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada.

On May 5, 2011, Holdings’ Board of Directors approved a two-for-one stock split of Holdings’ common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 15, 2011 and the additional shares of common stock were distributed on June 27, 2011.  In accordance with the provisions of our stock benefit plans and as determined by Holdings’ Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the two-for-one stock split.  All share and per share amounts presented in the Condensed Consolidated Financial Statements and Notes have been retroactively adjusted to reflect the stock split.

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of our results of operations and our financial position and should be read in conjunction with the condensed consolidated financial statements and notes.  The 2011 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2012 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

a.     Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships and joint ventures that own SFOT, SFOG and HWP Development, LLC, a joint venture in which we own an approximate 49% interest (“HWP”), as a subsidiary in our consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying condensed consolidated balance sheets as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See Note 8.

b.     Accounting for the Chapter 11 Filing

We follow the accounting prescribed by FASB ASC 852, which provides guidance for periods subsequent to a Chapter 11 filing regarding the presentation of liabilities that are and are not subject to

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy, we adopted fresh start accounting whereby our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations.  The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill. See Note 1(b) to the Consolidated Financial Statements in the 2011 Annual Report for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

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

	Three Months Ended March 31,
	2012	2011

Costs and expenses directly related to the reorganization	$554	$500

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, entirely constituting professional fees, during the three months ended March 31, 2012 and 2011 totaled $0.5 million and $15.4 million, respectively.

d.     Income Taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2011, we had recorded a valuation allowance of $426.6 million due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire.  In determining the effective tax rate for interim periods, we consider the expected changes in our valuation allowance from current year originating or reversing timing differences between financial accounting and tax purposes and the taxable income or loss expected for the current year.   For interim periods, we also account for the tax effect of significant non-recurring items in the period in which they occur as well as changes in the valuation allowance relating to a change in the assessment of the probability of utilization of the deferred income tax assets.

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of March 31, 2012, we have no accrued interest and penalties liability.

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

With the adoption of fresh start accounting on April 30, 2010 upon emergence from Chapter 11, assets were revalued based on the fair values of long-lived assets.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and our strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item.  Changes in fair value of a derivative that is not designated as a hedge are recorded in other (income) expense, net in our condensed consolidated statements of operations on a current basis.  See Note 4.

g.     Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. These computations have been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 2.

For the three months ended March 31, 2012 and 2011, we incurred a net loss and therefore diluted shares outstanding equaled basic shares outstanding.  For the three months ended March 31, 2012 and 2011, the computation of diluted shares outstanding excluded the effect of 5,324,000 and 5,264,000 antidilutive stock options, respectively.

h.     Reclassifications

Reclassifications have been made to certain amounts reported in 2011 to conform to the 2012 presentation.

i.     Stock Benefit Plans

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”). Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalent rights (collectively, “Awards”) to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan provides that no more than 9,666,666 shares of common stock of Holdings, as adjusted to reflect Holdings’ two-for-one stock split in June 2011, may be issued pursuant to Awards under the Long-Term Incentive Plan. At least one-third of the total shares available for issuance under the Long-Term Incentive Plan are available for grants of restricted stock or restricted stock units.

During the three months ended March 31, 2012 and 2011, stock-based compensation expense related to the Long-Term Incentive Plan was $16.9 million and $14.3 million, respectively.

As of March 31, 2012, options to purchase approximately 5,324,000 shares of common stock of Holdings and approximately 2,004,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 109,000 shares were available for future grant

Stock Options

Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options. Options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant. While certain stock options are subject to acceleration in connection with a change in control, options are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant with a 10-year term. Generally, the unvested portion of stock option

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

awards is forfeited upon termination of employment. Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

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

The following weighted-average assumptions were utilized in the Black-Scholes model for the stock options granted in the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Risk-free interest rate	1.23	2.30
Expected term (in years)	6.25	6.25
Expected volatility	44.20%	43.54%
Expected dividend yield	4.60%	0.39%

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2012	5,732,000	21.99
Granted	66,000	46.64
Exercised	(449,000)	18.65
Canceled or exchanged	—	—
Forfeited	(25,000)	32.03
Expired	—	—
Balance at March 31, 2012	5,324,000	22.53	8.63	129,085,000
Vested and expected to vest at March 31, 2012	5,209,000	22.45	8.63	126,703,000
Options exercisable at March 31, 2012	367,000	20.83	8.48	9,523,000

The weighted average grant date fair value of the options granted during the three months ended March 31, 2012 and 2011 was $12.60 and $13.37, respectively.

The total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was $12.5 million and $0.1 million, respectively. The total fair value of options that vested during the three months ended March 31, 2012 was $0.7 million.  During the three months ended March 31, 2011, no stock options vested.

As of March 31, 2012, there was $24.2 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 2.86 years.

Cash received from the exercise of stock options during the three months ended March 31, 2012 and 2011 was $8.4 million and $0.1 million, respectively.

Stock, Restricted Stock and Restricted Stock Units

Stock, restricted stock and restricted stock units granted under the Long-Term Incentive Plan may be subject to transfer and other restrictions as determined by the compensation committee of Holdings’ Board of

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Directors. Generally, the unvested portion of restricted stock awards and restricted stock unit awards is forfeited upon termination of employment. The fair value of stock, restricted stock awards and restricted stock unit awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

During the year ended December 31, 2010 a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in an additional 1,456,000 shares of restricted stock units being granted to certain key employees in February 2012.  These restricted stock units will vest upon the completion of the Company’s 2012 audit if the Company achieves its EBITDA performance target in 2012.  If the EBITDA performance target is not achieved by the Company, 50% of such restricted stock units will be immediately forfeited.  Currently, we believe achievement of the 2012 EBITDA performance target is probable.  We will continue to evaluate the probability of achieving the performance condition.  If achievement of the 2012 EBITDA performance condition becomes improbable, we will adjust the appropriate expense to reflect the immediate 50% forfeiture condition.

During the year ended December 31, 2011, a performance award was established based on the EBITDA performance of the Company in 2013 - 2015. The aggregate payout under the performance award to key employees if the target is achieved in 2015 would be 1,400,000 shares but could be more or less depending on the achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of March 31, 2012. Based on the closing market price of the Holdings’ common stock on March 30, 2012, the total unrecognized compensation expense related to this award at target achievment in 2015 is $65.5 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The following table summarizes stock, restricted stock award and restricted stock unit activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2012	548,000	18.74
Granted	1,456,000	45.82
Vested	—	—
Forfeited	—	—
Cancelled	—	—
Non-vested balance at March 31, 2012	2,004,000	38.41

The weighted average grant date fair value per share of stock, restricted stock awards, and restricted stock units granted during the three months ended March 31, 2012 and 2011 was $45.82 and $30.94, respectively.

The total grant date fair value of the stock, restricted stock awards, and restricted stock units granted during the three months ended March 31, 2012 and 2011 was $66.7  million and $0.1  million, respectively.  The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2011 was $0.1 million. There were no restricted stock awards or restricted stock units that vested during the three months ended March 31, 2012.

As of March 31, 2012, there was $28.4 million of total unrecognized compensation expense related to stock, restricted stock awards, and restricted stock units which is expected to be recognized over a weighted-average period of 1.1 years.

Dividend Equivalent Rights

On February 8, 2012, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options. At February 8, 2012, approximately 5.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the DERs’ accumulated accrued dividends in either cash or shares of common stock.  Holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash.  Holders of stock options for 1,000

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

shares of stock or greater will receive their accumulated accrued dividends in shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2013 - 2015.

The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award are contingent upon stockholder approval at the Company’s 2012 Annual Meeting of Stockholders to increase the number of shares for issuance under the Long-Term Incentive Plan from 9,666,666 to 14,066,666. If the Company’s stockholders do not approve the Long-Term Incentive Plan amendment to increase the number of shares available for issuance, no shares of common stock will be issued or outstanding with respect to the DER grants. As stockholder approval is pending, there has been no DER related stock-based compensation expense recorded for the three-month period ended March 31, 2012.

Employee Stock Purchase Plan

On September 15, 2010, Holdings’ Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the “ESPP”) under Section 423 of the Internal Revenue Code. On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective. The ESPP allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deductions (“purchase rights”) are used to purchase shares of common stock at the end of each purchase period.  Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011. Holdings’ common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. At March 31, 2012, we had 981,000 shares available for purchase pursuant to the ESPP.

For the three-month period ended March 31, 2012, stock-based compensation related to the purchase rights was determined using a Black-Scholes option-pricing formula. The weighted-average assumptions used to estimate the fair value of purchase rights for the three months ended March 31, 2012 are as follows:

Three Months Ended March 31, 2012
Risk-free interest rate	0.06%
Expected term (in years)	0.5
Expected volatility	45.37%
Expected dividend yield	0.58%

During the three months ended March 31, 2012, we recognized $0.1 million of stock-based compensation expense relating to the ESPP.

3.           Disposition of Parks

As of March 31, 2012 and December 31, 2011, there were no assets or liabilities held for sale related to any of our parks that were sold in previous years, excluding contingent liabilities discussed in Note 7.

The following tables summarize our loss from discontinued operations for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011

Operating revenue	$—	$—

Increase in contingent liabilities from sale indemnities	(35)	(36)
Loss from discontinued operations	$(35)	$(36)

Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4.             Derivative Financial Instruments

In March 2012, we entered into a floating-to-fixed interest rate agreement in order to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B (see Note 6).  Our Term Loan B borrowings bear interest based on LIBOR + an applicable margin.  The interest rate agreement capped the LIBOR component of the interest rate at 1.00%.   The term of the agreement began in March 2012 and expires in March 2014.   Upon executing the agreement, we designated and documented the interest rate agreement as a cash flow hedge.

By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  To mitigate this risk, the hedging instrument was placed with a counterparty that we believe poses minimal credit risk.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates.  The market risk associated with the interest rate cap agreement is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We do not hold or issue derivative instruments for trading or other speculative purposes.

We record derivative instruments on our condensed consolidated balance sheet at fair value.  Our derivatives are measured on a recurring basis using Level 2 inputs.  The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals.  Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively.   Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.

Derivatives recorded at fair value in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	Derivative Assets
	March 31, 2012	December 31, 2011
Derivatives Designated as Cash Flow Hedges
Interest rate contract — current	$47	$—
Interest rate contract — non-current	584	—
	$631	$—

At March 31, 2012 and December 31, 2011, we held no derivative liabilities.  At March 31, 2012 and December 31, 2011, we held no derivatives not designated as hedging instruments.

Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in accumulated other comprehensive income (“AOCI”) when in qualifying effective relationships and directly in other (income) expense, net when they are not designated as hedges.  These amounts are reclassified to interest expense when the forecasted transaction takes place.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Derivatives Designated as Cash Flow Hedges	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011
Interest rate contract	$(267)	$—	$—	$—	$—	$—
Total	$(267)	$—	$—	$—	$—	$—

As of March 31, 2012, approximately $54,000 of unrealized losses associated with our interest rate contract derivative instrument is expected to be reclassified from AOCI to operations during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B.  For the three months ended March 31, 2012, no hedge ineffectiveness was recorded for the interest rate agreement.

5.             Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at March 31, 2012 and December 31, 2011 and classification of such instruments in accordance with FASB ASC 820 (in thousands).

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$15,520	15,520	$513	513
Derivative instruments	631	631	—	—
Long-term debt (including current portion)	(956,488)	(954,656)	(957,236)	(951,306)

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

•                  Derivative instrument:  The fair values of our derivative assets are based on market prices that generally are observable for similar assets at commonly quoted intervals and are considered a Level 2 fair value measurement.  Derivative assets that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets.   Derivative assets that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets.  See Note 4 for additional information on our derivative instruments held and related Company policies.

•                  Long-term debt: The fair value of our long-term debt is based upon quoted market prices and is considered a Level 1 fair value measurement.

6.             Long-Term Indebtedness

New Credit Facility

On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the “New Credit Facility”), which replaced the Exit First Lien Facility, with several lenders including Wells Fargo Bank National

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Association, as administrative agent, and related loan and security documentation agents. The New Credit Facility is comprised of a 5-year $200.0 million revolving credit loan facility (the “Revolving Loan”), a 5-year $75.0 million Tranche A Term Loan facility (the “Term Loan A”) and a 7-year $860.0 million Tranche B Term Loan facility (the “Term Loan B” and together with the Term Loan A, the “Term Loans”).  In certain circumstances, the Term Loan B can be increased by $300.0 million. The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility. Interest on the New Credit Facility accrues based on pricing rates corresponding with SFTP’s senior secured leverage ratios as set forth in the credit agreement.

At March 31, 2012 and December 31, 2011, no advances under the Revolving Loan were outstanding (excluding letters of credit in the amount of $18.2 million and $31.2 million, respectively). Interest on the Revolving Loan accrues at an annual rate of LIBOR + an applicable margin with an unused commitment fee based on our senior secure leverage ratio. At March 31, 2012, the Revolving Loan unused commitment fee was 0.50%. The principal amount of the Revolving Loan is due and payable on December 20, 2016.

At March 31, 2012 and December 31, 2011, $74.1 million and $75.0 million of the Term Loan A was outstanding, respectively.  Interest on the Term Loan A accrues at an annual rate of LIBOR + an applicable margin based on our senior secure leverage ratio. At March 31, 2012 and December 31, 2011, the Term Loan A interest rate was 2.63% and 2.55%, respectively. Beginning on March 31, 2012, the Term Loan A amortizes in quarterly installments as follows: (i) $937,500 per quarter in year 1, (ii) $1,875,000 per quarter in years 2 and 3, (iii) $2,812,500 per quarter in year 4 and (iv) $3,750,000 per quarter in year 5 with all remaining outstanding principal due and payable on December 20, 2016.

At March 31, 2012 and December 31, 2011, the full amount of the $860.0 million Term Loan B was outstanding.  Interest on the Term Loan B accrues at an annual rate of LIBOR + an applicable margin, with a 1.0% LIBOR floor, based on our senior secure leverage ratio.  In March 2012, we entered into a floating-to-fixed interest rate agreement in order to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B.  The interest rate agreement capped the LIBOR component of the interest rate at 1.00% (see Note 4).  At March 31, 2012 and December 31, 2011, the Term Loan B interest rate was 4.25%.  Beginning on March 31, 2013, the Term Loan B will amortize in quarterly installments of $2.2 million with all remaining outstanding principal due and payable on December 20, 2018.

Pursuant to the New Credit Facility agreement, amounts outstanding under the New Credit Facility are guaranteed by Holdings, SFO and certain of the domestic subsidiaries of SFTP are guarantors thereunder (collectively, the “Loan Parties”). The New Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Loan Parties. The New Credit Facility agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant. In addition, the New Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The New Credit Facility agreement contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

Exit First Lien Facility and Exit Second Lien Facility

On the Effective Date, Holdings, SFO and SFTP entered into the Exit First Lien Facility with several lenders. The Exit First Lien Facility consisted of an $890.0 million senior secured credit facility comprised of the $120.0 million revolving loan facility, which could be increased to up to $150.0 million in certain circumstances, and a $770.0 million term loan facility. On August 5, 2010, we made a discretionary $25.0 million prepayment on the term loan facility and recorded a $1.0 million net loss on the debt extinguishment.

On December 3, 2010, the Exit First Lien Facility was amended (the “First Lien Amendment”) to increase the Exit First Lien Facility to $1.070 billion comprised of $120.0 million revolving loan facility, which could be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility. Interest on the Exit First Lien Facility accrued at an annual rate equal to LIBOR + 4.25% in the case of the revolving loan, with a 1.50% LIBOR floor and LIBOR + 3.75% in the case of the term loan facility, with a 1.50% LIBOR floor. Interest on the term loan facility was subject to a 0.25% reduction based on the Company achieving certain rating agency levels or

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

senior secured leverage ratio amounts. In March 2011, we received this 0.25% reduction when our corporate rating was improved to BB- by Standard & Poor’s. On December 20, 2011, in connection with the New Credit Facility, we repaid in full the $950.0 million term loan facility, terminated the Exit First Lien Facility, and recorded a $42.2 million loss on debt extinguishment for the year ended December 31, 2011.

Also, on the Effective Date, Holdings, SFO and SFTP entered into Exit Second Lien Facility with several lenders.  The Exit Second Lien Facility consisted of a $250.0 million senior secured term loan facility.  On December 3, 2010, in connection with the First Lien Amendment, the Company repaid in full the $250.0 million second lien term loan and recorded a $17.5 million loss on debt extinguishment for the year ended December 31, 2010.

TW Loan

On the Effective Date, the TW Borrowers entered into the TW Loan with TW-SF, LLC. The TW Loan provided the TW Borrowers with a $150.0 million multi-draw term loan facility.  The TW Loan was unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the direct and indirect domestic subsidiaries of Holdings who were guarantors under the Senior Credit Facility (collectively, the “TW Guarantors”) pursuant to the terms of a Guarantee Agreement (the “TW Guarantee Agreement”).  On December 3, 2010, the TW Loan agreement and TW Guarantee Agreement were amended to primarily conform to the new terms under the First Lien Amendment. Under the TW Loan amendment, the TW Borrowers agreed to pay an unused commitment fee of 0.50% per year.  No borrowings occurred during 2011 under the TW Loan. On December 20, 2011, in connection with the New Credit Facility, the TW Loan and the related TW Guarantee Agreement were terminated and we recorded a $4.3 million loss on debt extinguishment for the year ended December 31, 2011.

HWP Refinance Loan

On November 5, 2007, HWP entered into a $33.0 million term loan (the “Refinance Loan”) retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $0.4 million and $0.5 million at March 31, 2012 and December 31, 2011, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

In connection with the issuance of the Refinance Loan, Holdings and the other joint venture partners provided a limited guarantee of the Refinance Loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP  or its managing member and other specified events of default. The limited guarantee will be released five years following full payment and discharge of the loan.  As additional security for the Refinance Loan, we also provided a $1.0 million letter of credit to secure the Refinance Loan.

Long-Term Indebtedness Summary

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Term Loan A	$74,063	$75,000
Term Loan B	860,000	860,000
HWP Refinance Loan	31,441	31,546
Net discount	(9,016)	(9,310)

Long-term debt	956,488	957,236
Less current portion	(38,279)	(35,296)
Total long-term debt	$918,209	$921,940

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7.             Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $65.1 million in 2012 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2012, our share of the distribution will be approximately $28.1 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the “Specified Prices”).  As of March 31, 2012, we owned approximately 29.7% and 53.0% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable units of approximately 70.3% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $350.2 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment.  Pursuant to the 2012 annual offer, we expect to purchase 0.79 units from the Georgia partnership and 0.05 units from the Texas partnership for approximately $2.0 million in May 2012.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2012 at both parks aggregated approximately $350.2 million, representing approximately 70.3% of the outstanding units of SFOG and 47.0% of the outstanding units of SFOT.  Pursuant to the 2011 annual offer, we purchased 0.61 units from the Texas partnership for approximately $0.9 million in May 2011 and no units from the Georgia partnership.   With respect to the 2011 “put” obligations, no borrowing occurred during 2011 under the TW Loan, a $150 million multi-draw term loan facility, which was terminated on December 20, 2011, in connection with the New Credit Facility.  The $300 million accordion feature on the Term Loan B under the New Credit Facility is available for borrowing for future “put” obligations if necessary.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  Pursuant to the Subordinated Indemnity Agreement, we have deposited into escrow $15.0 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee, which is reflected in restricted-use investment securities on our March 31, 2012 condensed consolidated balance sheet.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.

During the 2011 season, we incurred $11.2 million of capital expenditures at these parks and we intend to incur approximately $5.0 million of capital expenditures at these parks for the 2012 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  During the 2011

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

season, the two partnerships generated approximately $61.1 million of cash from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings.  At March 31, 2012 and December 31, 2011, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

Insurance

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry.  We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year.  For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico.  Our deductible after November 15, 2003 is $0.75 million for workers’ compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies.  We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry.  The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.  Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

we were negligent in our security of the premises.  Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation.  Our motion to dismiss the action was denied.

In May 2011, we reached a confidential settlement with Jeffery R. Speed, our former Chief Financial Officer, in connection with an arbitration proceeding related to Mr. Speed’s termination of employment.  We recorded a $26.6 million restructuring charge for the three-month period ended March 31, 2011 to reflect the full settlement and related costs after consideration of amounts previously accrued.

HWP Guarantee

We guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park joint venture project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture (in which we own an approximate 49% interest) was not a debtor in the Chapter 11 Filing.  On November 5, 2007, the loan was refinanced with the $33.0 million Refinance Loan and the proceeds were used to repay the existing loan.  In connection with the refinancing, Holdings replaced the prior guarantee with a limited guarantee of the Refinance Loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member.  The limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of HWP to repay the Refinance Loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the Refinance Loan, we have provided a $1.0 million letter of credit.  In the event Holdings is required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the Refinance Loan lender is permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.

Tax and other contingencies

At March 31, 2012 and December 31, 2011, we have accrued liabilities for tax and other indemnification contingencies of $7.7 and $7.9 million, respectively, related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

8.             Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).  The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2012	$440,427
Purchase of redeemable units of SFOT and SFOG	—
Net income attributable to noncontrolling interests	—
Distributions to noncontrolling interests	—
Balance at March 31, 2012	$440,427

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.  The redemption value of the partnership units at March 31, 2012 and December 31, 2011 is approximately $350.2 million.

Noncontrolling interests represent the non-affiliated parties’ share of the assets of HWP. At March 31, 2012 and December 31, 2011, our ownership interest in the HWP joint venture is approximately 49%.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Balance at January 1, 2012	$3,670
Net income attributable to noncontrolling interests	66
Distributions to noncontrolling interests	—
Balance at March 31, 2012	$3,736

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at March 31, 2012 and December 31, 2011.  We have accounted for our investment under the equity method and have included our investment of $4.4 million and $4.7 million as of March 31, 2012 and December 31, 2011, respectively, in deposits and other assets in the accompanying condensed consolidated balance sheets.

9.             Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and Park Free Cash Flow (Park EBITDA less park capital expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment — theme parks.  The following table presents segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes and discontinued operations.  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses (in thousands).

	Three Months Ended March 31,
	2012	2011

Theme park revenues	$66,358	$61,335
Theme park cash expenses	(102,965)	(102,336)
Aggregate park EBITDA	(36,607)	(41,001)
Equity in operations of investee—EBITDA	1,913	2,002
Corporate expenses	(10,554)	(9,878)
Stock-based compensation	(17,009)	(14,303)
Other income, net	781	356
Loss on disposal of assets	(1,643)	(1,977)
Restructure costs	—	(26,602)
Reorganization items, net	(554)	(500)
Equity in operations of investee — depreciation and other expense	(2,233)	(3,158)
Depreciation and amortization	(41,495)	(44,035)
Interest expense	(11,594)	(16,771)
Interest income	231	251
Loss from continuing operations before income taxes and discontinued operations	$(118,764)	$(155,616)

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and loss from continuing operations by domestic and foreign categories as of and for the first three months of 2012 and 2011:

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	(in thousands)
	Domestic	Foreign	Total

2012
Long-lived assets	$2,199,803	111,095	2,310,898
Revenue	52,063	14,295	66,358
Loss from continuing operations before income taxes and discontinued operations	(117,237)	(1,527)	(118,764)

2011
Long-lived assets	$2,263,595	124,099	2,387,694
Revenue	47,061	14,274	61,335
Loss from continuing operations before income taxes and discontinued operations	(152,705)	(2,911)	(155,616)

Long-lived assets include property and equipment and intangible assets.

10.          Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.  The following summarizes our pension costs during the three-month periods ended March 31, 2012 and 2011 (in thousands).

	Three months ended March 31,
	2012	2011
Service cost	$288	$275
Interest cost	2,307	2,425
Expected return on plan assets	(2,746)	(2,669)
Amortization of net actuarial loss	166	—
Total net periodic cost	$15	$31

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended March 31,
	2012	2011
Discount rate	4.300%	5.400%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.500%	7.500%

Employer Contributions

During the three months ended March 31, 2012 and 2011, we made pension contributions of $1.1 million and $0.5 million.

11.          Stock Repurchase Plans

In February 2011, we initiated a stock repurchase plan (the “First Stock Repurchase Plan”), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period, as a sound use of our cash and a responsible way to enhance shareholder value.   During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan.  As of December 31, 2011, the First Stock Repurchase Plan was substantially completed.

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the three months ended March 31, 2012, Holdings repurchased approximately 970,000 shares at a cumulative price of approximately $44.5 million.  Approximately $205.5 million remains available for future repurchases under the Second Stock Repurchase Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. Risk Factors” of the 2011 Annual Report for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

Results of operations for the three-month periods ended March 31, 2012 and 2011 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 44% and 43% of total revenues in the first three months of 2012 and 2011, respectively) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed. Costs for full-time employees, repairs and maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Recent Events

On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the “New Credit Facility”), which replaced the Exit First Lien Facility.  The New Credit Facility is comprised of a $200.0 million revolving credit loan facility (the “Revolving Loan”), a $75.0 million Tranche A Term Loan facility (the “Term Loan A”) and an $860.0 million Tranche B Term Loan facility (the “Term Loan B” and together with the Term Loan A, the “Term Loans”).  In certain circumstances, the Term Loan B can be increased by $300.0 million.  The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950 million senior term loan from the prior facility.  Also in connection with the New Credit Facility, the TW Loan and associated guarantee were terminated.  We incurred approximately $25 million in fees and expenses in connection with the New Credit Facility and the repayment of the $950 million senior term loan, and we expect annual cash savings to be approximately $13 million.  In connection with the New Credit Facility, we recorded an aggregate $46.5 million loss on debt extinguishment for the year ended December 31, 2011.  See Note 6 to the Condensed Consolidated Financial Statements.

On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share.  The Board of Directors declared the first quarter 2012 dividend of $0.60 per common share which was paid on March 12, 2012 to stockholders of record on March 1, 2012.  In connection with the dividend increase, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options.  At February 8, 2012, approximately 5.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the DERs’ accumulated accrued dividends in either cash or shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2013 - 2015.  See Note 2(i) to the Condensed Consolidated Financial Statements.

In February 2011, we initiated a stock repurchase plan (the “First Stock Repurchase Plan”), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period, as a sound use of our cash and a responsible way to enhance shareholder value.   During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan.  As of December 31, 2011, the First Stock Repurchase Plan was substantially completed.  On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the three months ended March 31, 2012, Holdings repurchased approximately 970,000 shares at a cumulative price of approximately $44.5 million under the Second Stock Repurchase Plan.

Basis of Presentation

We follow the accounting prescribed by FASB ASC 852, which provides guidance for periods subsequent to a Chapter 11 filing regarding, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

The implementation of the Plan and the application of fresh start accounting as discussed in Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report results in financial statements that are not comparable to financial statements in periods prior to emergence.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  The 2011 Annual Report discusses our most critical accounting policies.  Since December 31, 2011, there have been no material developments with respect to any critical accounting policies discussed in the 2011 Annual Report.

Results of Operations

Summary data for the three-month periods ended March 31, 2012 and 2011 were as follows (in thousands, except per capita total revenue and percentage changes):

	Three Months Ended March 31,		Percentage
	2012	2011	Change (%)
Total revenue	$66,358	$61,335	8
Operating expenses	78,572	77,255	2
Selling, general and administrative	46,229	43,692	6
Costs of products sold	5,727	5,570	3
Depreciation and amortization	41,495	44,035	(6)
Loss on disposal of assets	1,643	1,977	(17)
Interest expense, net	11,363	16,520	(31)
Equity in loss of investee	320	1,156	(72)
Other income, net	(781)	(356)	119
Restructure costs	—	26,602	N/M

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(118,210)	(155,116)	(24)
Reorganization items	554	500	11
Loss from continuing operations before income taxes and discontinued operations	(118,764)	(155,616)	(24)
Income tax benefit	(3,756)	(7,085)	(47)
Loss from continuing operations before discontinued operations	$(115,008)	$(148,531)	(23)

Other Data:
Attendance	1,296	1,277	1
Total revenue per capita	$51.19	$48.02	7

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Revenue in the first quarter of 2012 totaled $66.4 million compared to $61.3 million for the first quarter of 2011, representing an 8% increase.  The increase in revenues is attributable to a slight increase in attendance coupled with a $3.17 (7%) increase in total revenue per capita (representing total revenue divided by total attendance). Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $3.14 (8%) to $41.71 in the first quarter of 2012 from $38.57 in the first quarter of 2011.  In the first quarter of 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million.  Excluding the insurance proceeds benefit and foreign currency exchange rate impacts, total guest spending per capita increased $1.56 (4%).

Admissions revenue per capita increased $2.10 (10%) in the first quarter of 2012 compared to the prior year period, and was driven primarily by (i) a 6% increase in constant currency ticket yields, (ii) a 1% increase in attendance, (iii) and the ticket related portion of the Hurricane Irene insurance proceeds.  Increased revenues from food and beverage, rentals, games, retail and other guest services resulted in a $1.04 (6%) increase in non-admissions per capita guest spending in the first quarter of 2012 including the non-admission portion of the insurance proceeds.

Operating expenses for the first quarter of 2012 increased $1.3 million (2%) compared to operating expenses in the prior year period.  The increase was primarily driven by increases in salaries, wages and benefits ($2.7 million) partially offset by decreases in (i) utilities ($0.6 million) and (ii) the favorable exchange rate impact on expenses related to our parks located in Mexico City and Montreal ($0.4 million).

Selling, general and administrative expenses for the first quarter of 2012 increased $2.5 million (6%) compared to the first quarter of 2011.  The increase primarily reflects increases in (i) salaries, wages and benefits ($3.9 million) primarily related to increased stock-based compensation, partially offset by (i) decreased marketing expenses ($1.0 million) and (ii) the favorable exchange rate impact on expenses related to our parks located in Mexico City and Montreal ($0.2 million).

Cost of products sold in the first quarter of 2012 increased $0.2 million (3%) compared to the same quarter of the prior year primarily due to increased revenues in food and beverage and retail.

Depreciation and amortization expense for the first quarter of 2012 decreased $2.5 million (6%) compared to the first quarter of 2011.  The decrease in depreciation and amortization expense is attributable to property and equipment that was fully depreciated prior to the first quarter of 2012.

Loss on disposal of assets decreased by $0.3 million in the first quarter of 2012 compared to the prior year quarter primarily related to a gain recognized from insurance proceeds received in the first quarter of 2012 for certain assets damaged by Hurricane Irene during the third quarter of 2011 partially offset by increased write offs of assets taken out of service.

Interest expense, net decreased $5.2 million (31%) for the first quarter of 2012 compared to the prior year quarter, primarily reflecting a reduction in debt outstanding and reduced interest rates resulting from the December 2011 debt refinancing transaction.

Restructure costs of $26.6 million were incurred in the first quarter of 2011 while no restructure costs were incurred in the first quarter of 2012.  During the first quarter of 2011, restructure costs incurred were attributable to a $23.7 million settlement reached with our former Executive Vice President and Chief Financial Officer in May 2011.  During the first quarter of 2011, we recorded $26.6 million of restructuring charges to reflect the full settlement and related costs after consideration of amounts previously accrued.

Income tax benefit was $3.8 million for the first quarter of 2012 compared to a $7.1 million income tax benefit for the first quarter of 2011, primarily reflecting the lower pre-tax loss in 2012 versus the prior year period and the impact of our expected utilization of net operating loss carryforwards in 2012 that will reduce the valuation allowance.

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

On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share.  During the three-month periods ended March 31, 2012 and 2011, Holdings paid $32.6 million and $1.7 million, respectively, in cash dividends on its common stock.  The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors.  We currently anticipate paying approximately $135.0 million in cash dividends on our common stock for the 2012 calendar year.

In February 2011, we initiated the First Stock Repurchase Plan, which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period.  During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million and the First Stock Repurchase Plan was substantially completed.  On January 3, 2012, Holdings’ Board of Directors approved the Second Repurchase Plan, which permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period.  During the three months ended March 31, 2012, Holdings repurchased approximately 970,000 shares at a cumulative price of approximately $44.5 million under the Second Stock Repurchase Plan.

We believe that, based on historical and anticipated operating results, cash flows from operations, available unrestricted cash and available amounts under the New Credit Facility will be adequate to meet our liquidity needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements, obligations under arrangements relating to the Partnership Parks and common stock repurchases.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences.  However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather or these other types of occurrences on our consolidated results.  If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or be required to repay amounts outstanding under the New Credit Facility and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2011 Annual Report.

As of March 31, 2012, our total indebtedness, net of discount, was approximately $956.5 million.  Based on (i) non-revolving credit debt outstanding on March 31, 2012, (ii) anticipated levels of working capital revolving borrowings during 2012, and (iii) estimated interest rates for floating-rate debt, we anticipate annual cash interest payments will aggregate $42.0 million for the 2012 calendar year.  Under the New Credit Facility, approximately 87% of the Term Loans are not due until December 2018.   We currently plan on spending approximately 9% of revenues on capital expenditures for the 2012 calendar year.

As of March 31, 2012, we had approximately $69.4 million of unrestricted cash and $181.8 million available for borrowing under the Revolving Loan.  Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Revolving Loan, we would likely be unable to pay in full our off-season obligations.  A default under the Revolving Loan could permit the lenders under the New Credit Facility to accelerate the obligations thereunder.  The Revolving Loan expires on December 20, 2016.  The terms and availability of the New Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

For a more detailed description of our indebtedness, see Note 6 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

During the three-month period ended March 31, 2012, net cash used in operating activities before reorganization items was $42.3 million.  Net cash used in investing activities in the first three months of 2012 was $50.7 million, consisting primarily of $36.3 million in capital expenditures and $15.1 million in purchases of restricted-use investment securities primarily related to the $15.0 million we were required to deposit into escrow as a source of funds in the event Timer Warner Inc. is required to honor its guarantee under the Subordinated Indemnity Agreement (see Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report), partially offset by insurance proceeds from insurance claims related to Hurricane Irene.  Net cash used in financing activities in the first three months of 2012 was $71.1 million, primarily attributable to stock repurchases totaling $44.5 million and the payment of $32.6 million in cash dividends partially offset by proceeds from stock option exercises.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, there have been no material changes in our market risk exposure from that disclosed in the 2011 Annual Report.

Item 4.      Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2012, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Certain legal proceedings in which we are involved are discussed in Item 3 of the 2011 Annual Report and in Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.  There are no material developments concerning our legal proceedings during the quarter ended March 31, 2012.

Item 1A.  Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2011 Annual Report.  For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2011 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, we initiated a stock repurchase plan (the “First Stock Repurchase Plan”), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period. During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan. As of December 31, 2011, the First Stock Repurchase Plan was substantially completed.   On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).

The following table sets forth information regarding purchases of Holdings’ common stock during the three-month period ended March 31, 2012:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
January 1, 2012 to January 31, 2012	118,063	$42.35	118,063	$245,000,000
Month 2
February 1, 2012 to February 29, 2012	128,500	45.54	128,500	239,000,000
Month 3
March 1, 2012 to March 31, 2012	723,100	46.47	723,100	206,000,000
Total	969,663	$45.85	969,663	$206,000,000

Item 6.  Exhibits

Exhibit 10.1†	Form of Dividend Equivalent Rights Award for Options (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

Exhibit 10.2†

Form of Executive Officer Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

Exhibit 10.3†

James Reid-Anderson Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

Exhibit 10.4†

Form of Dividend Equivalent Rights Award for Project 500 (incorporated by reference to Exhibit 10.55 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

Exhibit 10.5*†	Form of Amendment to Employment Agreement by and between Six Flags Entertainment Corporation and Certain Executives—Walter S. Hawrylak and Brett Petit

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
(Registrant)

/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

/s/ John M. Duffey
John M. Duffey
Executive Vice President and
Chief Financial Officer

Date: May 1, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Form of Dividend Equivalent Rights Award for Options (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

10.2†

Form of Executive Officer Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

10.3†

James Reid-Anderson Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

10.4†

Form of Dividend Equivalent Rights Award for Project 500 (incorporated by reference to Exhibit 10.55 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011)

10.5*†	Form of Amendment to Employment Agreement by and between Six Flags Entertainment Corporation and Certain Executives—Walter S. Hawrylak and Brett Petit

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith

**             Furnished herewith

†                     Management contract or compensatory plan