Form 10-Q
period 2012-06-30
Six Flags Entertainment Corp
filed 2012-07-31
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 26, 2012, Six Flags Entertainment Corporation had 53,092,349 outstanding shares of common stock, par value $0.025 per share.

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

•                  accidents occurring at our parks or other parks in the industry;

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,810	$231,427
Accounts receivable	63,234	18,461
Inventories	37,668	20,973
Prepaid expenses and other current assets	51,134	38,668
Total current assets	279,846	309,529

Other assets:
Debt issuance costs	11,906	13,026
Restricted-use investment securities	15,646	513
Deposits and other assets	8,675	10,477
Total other assets	36,227	24,016

Property and equipment, at cost	1,603,495	1,544,351
Accumulated depreciation	(319,361)	(252,514)
Total property and equipment	1,284,134	1,291,837
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	384,157	392,548
Total assets	$2,614,612	$2,648,178
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,137	$23,823
Accrued compensation, payroll taxes and benefits	27,496	59,441
Accrued insurance reserves	35,840	34,128
Accrued interest payable	1,375	1,071
Other accrued liabilities	44,613	29,834
Deferred income	106,220	38,156
Current portion of long-term debt	10,324	35,296
Total current liabilities	283,005	221,749

Long-term debt	945,418	921,940
Other long-term liabilities	74,715	76,180
Deferred income taxes	220,214	220,734

Redeemable noncontrolling interests	456,361	440,427

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 53,078,459 and 54,641,885 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,327	1,366
Capital in excess of par value	874,889	832,112
Accumulated deficit	(197,123)	(20,088)
Accumulated other comprehensive loss	(48,050)	(49,912)
Total Six Flags Entertainment Corporation stockholders’ equity	631,043	763,478
Noncontrolling interests	3,856	3,670
Total equity	634,899	767,148
Total liabilities and equity	$2,614,612	$2,648,178

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2012	2011
Theme park admissions	$203,120	$183,563
Theme park food, merchandise and other	157,917	140,651
Sponsorship, licensing and other fees	9,959	10,579
Accommodations revenue	3,916	3,880
Total revenues	374,912	338,673
Operating expenses (excluding depreciation and amortization shown separately below)	128,143	120,453
Selling, general and administrative (including stock-based compensation of $15,124 and $13,361 in 2012 and 2011, respectively, and excluding depreciation and amortization shown separately below)	75,698	74,062
Costs of products sold	29,934	27,317
Depreciation	31,998	36,979
Amortization	3,917	4,515
Loss on disposal of assets	812	1,938
Interest expense	11,535	16,507
Interest income	(83)	(245)
Equity in loss of investee	250	1,091
Other expense, net	244	503
Restructure recovery	(47)	(1,254)
Income from continuing operations before reorganization items, income taxes and discontinued operations	92,511	56,807
Reorganization items, net	495	334
Income from continuing operations before income taxes and discontinued operations	92,016	56,473

Income tax expense	1,194	3,396

Income from continuing operations before discontinued operations	90,822	53,077

Loss from discontinued operations	(17)	(66)

Net income	90,805	53,011

Less: Net income attributable to noncontrolling interests	(18,540)	(18,048)

Net income attributable to Six Flags Entertainment Corporation	$72,265	$34,963
Net income applicable to Six Flags Entertainment Corporation common stockholders	$72,265	$34,963
Weighted average number of common shares outstanding — basic:	53,799	54,994
Weighted average number of common shares outstanding —diluted:	56,705	56,743

Net income per average common share outstanding — basic:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.34	$0.64
Loss from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$1.34	$0.64

Net income per average common share outstanding — diluted:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.27	$0.62
Loss from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$1.27	$0.62

Cash dividends declared per common share	$0.60	$0.03

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$72,282	$35,029
Loss from discontinued operations	(17)	(66)
Net income	$72,265	$34,963

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Six Months Ended June 30,
	2012	2011
Theme park admissions	$232,571	$209,899
Theme park food, merchandise and other	182,534	163,584
Sponsorship, licensing and other fees	17,667	18,491
Accommodations revenue	8,498	8,034
Total revenues	441,270	400,008
Operating expenses (excluding depreciation and amortization shown separately below)	206,715	197,708
Selling, general and administrative (including stock-based compensation of $32,133 and $27,664 in 2012 and 2011, respectively, and excluding depreciation and amortization shown separately below)	121,927	117,754
Costs of products sold	35,661	32,887
Depreciation	68,991	76,501
Amortization	8,419	9,028
Loss on disposal of assets	2,455	3,915
Interest expense	23,129	33,278
Interest income	(314)	(496)
Equity in loss of investee	570	2,247
Other (income) expense, net	(537)	147
Restructure (recovery) costs	(47)	25,348
Loss from continuing operations before reorganization items, income taxes and discontinued operations	(25,699)	(98,309)
Reorganization items, net	1,049	834
Loss from continuing operations before income taxes and discontinued operations	(26,748)	(99,143)

Income tax benefit	(2,562)	(3,689)

Loss from continuing operations before discontinued operations	(24,186)	(95,454)

Loss from discontinued operations	(52)	(102)

Net loss	(24,238)	(95,556)

Less: Net income attributable to noncontrolling interests	(18,606)	(17,966)

Net loss attributable to Six Flags Entertainment Corporation	$(42,844)	$(113,522)
Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(42,844)	$(113,522)
Weighted average number of common shares outstanding — basic and diluted:	54,196	55,308

Net loss per average common share outstanding — basic and diluted:
Loss from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(0.79)	$(2.05)
Loss from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	—
Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(0.79)	$(2.05)

Cash dividends declared per common share	$1.20	$0.06

Amounts attributable to Six Flags Entertainment Corporation:
Loss from continuing operations	$(42,792)	$(113,420)
Loss from discontinued operations	(52)	(102)
Net loss	$(42,844)	$(113,522)

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,
	2012	2011
Net income	$90,805	$53,011
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,685)	627
Defined benefit retirement plan	(167)	—
Change in cash flow hedging	(383)	—
Net other comprehensive (loss) income	(4,235)	627

Comprehensive income	86,570	53,638
Comprehensive income attributable to noncontrolling interests	(18,540)	(18,048)
Comprehensive income attributable to Six Flags Entertainment Corporation	$68,030	$35,590

See accompanying notes to condensed consolidated financial statements.

Item 1.    Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Net loss	$(24,238)	$(95,556)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,845	4,661
Defined benefit retirement plan	(333)	—
Change in cash flow hedging	(650)	—
Net other comprehensive income	1,862	4,661

Comprehensive loss	(22,376)	(90,895)
Comprehensive income attributable to noncontrolling interests	(18,606)	(17,966)
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(40,982)	$(108,861)

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2012	—	—	54,641,885	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	—	—	501,280	13	9,357	9	—	9,379	—	9,379
Restricted stock unit grants	—	—	—	—	31,346	—	—	31,346	—	31,346
Stock-based compensation	—	—	—	—	31,917	—	—	31,917	—	31,917
Dividends declared to common stockholders	—	—	—	—	—	(66,838)	—	(66,838)	—	(66,838)
Repurchase of common stock	—	—	(2,077,483)	(52)	(30,534)	(67,815)	—	(98,401)	—	(98,401)
Employee Stock Purchase Plan	—	—	12,777	—	691	—	—	691	—	691
Fresh start valuation adjustment for SFOT units and SFOG units purchased	—	—	—	—	—	453	—	453	—	453
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(42,844)	—	(42,844)	—	(42,844)
Net other comprehensive income	—	—	—	—	—	—	1,862	1,862	—	1,862
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	186	186

Balances at June 30, 2012	—	—	53,078,459	$1,327	$874,889	$(197,123)	$(48,050)	$631,043	$3,856	$634,899

See accompanying notes to condensed consolidated financial statements.

Item 1.       Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flag	Non-
	Shares issued	Amount	Shares issued	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2011	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	—	—	28,723	1	149	—	—	150	—	150
Stock-based compensation	—	—	—	—	15,156	—	—	15,156	—	15,156
Dividends declared to common stockholders	—	—	—	—	—	(3,346)	—	(3,346)	—	(3,346)
Repurchase of common stock	—	—	(1,165,814)	(15)	(17,135)	(24,353)	—	(41,503)	—	(41,503)
Two-for-one common stock split	—	—	—	682	(682)	—	—	—	—	—
Employee stock purchase plan	—	—	9,400	0	352	—	—	352	—	352
Fresh start valuation adjustment for SFOT units purchased	—	—	—	—	—	280	—	280	—	280
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(113,522)	—	(113,522)	—	(113,522)
Net other comprehensive income	—	—	—	—	—	—	4,661	4,661	—	4,661
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(28)	(28)

Balances at June 30, 2011	—	—	54,600,527	$1,365	$816,639	$(92,537)	$469	$725,936	$4,427	$730,363

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(24,238)	$(95,556)
Adjustments to reconcile net loss to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	77,410	85,529
Stock-based compensation	32,133	27,664
Interest accretion on notes payable	592	925
Reorganization items, net	1,049	834
Amortization of debt issuance costs	1,188	3,951
Other, including loss on disposal of assets	2,775	3,476
Increase in accounts receivable	(44,643)	(28,300)
Increase in inventories, prepaid expenses and other current assets	(29,411)	(23,803)
Decrease in deposits and other assets	1,154	4,731
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	117,013	96,246
Increase in accrued interest payable	304	6,875
Deferred income tax benefit	(1,129)	(8,905)

Total adjustments	158,435	169,223

Net cash provided by operating activities before reorganization activities	134,197	73,667

Cash flow from reorganization activities:
Net cash used in reorganization activities	(996)	(15,828)

Total net cash provided by operating activities	133,201	57,839

Cash flow from investing activities:
Additions to property and equipment	(65,799)	(60,142)
Property insurance recovery	1,494	536
Maturities of restricted-use investments	—	2,473
Purchase of restricted-use investments	(15,133)	—
Proceeds from sale of assets	156	54

Net cash used in investing activities	(79,282)	(57,079)

(continued)

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from financing activities:
Repayment of borrowings	$(2,086)	$(9,060)
Proceeds from borrowings	—	8,000
Payment of debt issuance costs	(1,437)	(549)
Payment of cash dividends	(64,445)	(3,278)
Net proceeds from issuance of common stock	10,071	381
Stock repurchase	(98,401)	(41,503)
Purchase of redeemable noncontrolling interests	(2,033)	(948)

Net cash used in financing activities	(158,331)	(46,957)

Effect of exchange rate changes on cash	795	1,260

Decrease in cash and cash equivalents	(103,617)	(44,937)

Cash and cash equivalents at beginning of period	231,427	187,061

Cash and cash equivalents at end of period	$127,810	$142,124
Supplemental cash flow information:

Cash paid for interest	$21,045	$21,528

Cash paid for income taxes	$6,427	$5,044

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

Under fresh start accounting, the total Company value was adjusted to reorganization value and was allocated to our assets and liabilities based on their respective estimated fair values using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations.  The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill.  Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates.  Deferred taxes were determined in conformity with applicable income tax accounting standards.  The implementation of the Plan and the application of fresh start accounting resulted in financial statements that are not comparable to financial statements in periods prior to emergence.  See Note 1(b) to the Consolidated Financial Statements in the 2011 Annual Report for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

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

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of our results of operations and our financial position and should be read in conjunction with the condensed consolidated financial statements and Notes.  The 2011 Annual Report and the quarterly report on Form 10-Q for the quarter ended March 31, 2012 include additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the six-month period ended June 30, 2012 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

a.              Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.  We also consolidate the partnerships and joint ventures that own SFOT, SFOG and HWP Development, LLC, a joint venture in which we own an approximate 49% interest (“HWP”), as a subsidiary in our consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the condensed consolidated balance sheets as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the condensed consolidated statements of operations.  See Note 8.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Six Months Ended June 30,
	2012	2011

Costs and expenses directly related to the reorganization	$1,049	$834

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, constituting professional fees and finance fees, during the six months ended June 30, 2012 and 2011 totaled $1.0 million and $15.8 million, respectively.

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

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of June 30, 2012, we have no accrued interest and penalties liability.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

With our adoption of fresh start accounting on April 30, 2010 upon emergence from Chapter 11, assets have been revalued based on the fair values of long-lived assets.

f.                 Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging.  This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes.  The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

For the six-month periods ended June 30, 2012 and 2011, stock options were excluded from the computation of diluted loss per common share as the effect of the exercise of such options is antidilutive.

For the three-month period ended June 30, 2012, the computation of diluted earnings per share included the effect of 2,906,000 dilutive stock options and excluded the effect of 300,000 antidilutive stock options.  For the three-month period ended June 30, 2011, the computation of diluted earnings per share included the effect of 1,749,000 dilutive stock options and excluded the effect of 309,000 antidilutive stock options.  Earnings per common share for the three-month periods ended June 30, 2012 and 2011 was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2012	2011
Net income attributable to Six Flags Entertainment Corporation common stockholders	72,265	$34,963
Weighted average common shares outstanding - basic	53,799	54,994
Effect of dilutive stock options	2,906	1,749
Weighted average common shares outstanding - diluted	56,705	56,743
Earnings per share — basic	$1.34	$0.64
Earnings per share — diluted	$1.27	$0.62

h.              Reclassifications

Reclassifications have been made to certain amounts reported in 2011 to conform to the 2012 presentation.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

i.                 Stock Benefit Plans

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalent rights (collectively, “Awards”) to select employees, officers, directors and consultants of Holdings and its affiliates.  The Long-Term Incentive Plan originally provided for the issuance of no more than 9,666,666 shares of common stock of Holdings, as adjusted to reflect Holdings’ two-for-one stock split in June 2011.  In May 2012, our stockholders approved an amendment to the Long-Term Incentive Plan that, among other things, increased the number of shares available for issuance under the Long-Term Incentive Plan by 4,400,000 shares from 9,666,666 to 14,066,666.

As of June 30, 2012, options to purchase approximately 5,500,000 shares of common stock of Holdings, approximately 2,002,000 shares of non-vested restricted stock awards or restricted stock units and approximately 2,000 deferred stock units were outstanding under the Long-Term Incentive Plan and approximately 3,720,000 shares were available for future grant.

Stock Options

Options granted under the Long-Term Incentive Plan are designated as either non-qualified stock options or incentive stock options.  Options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant.  While certain stock options are subject to acceleration in connection with a change in control, options are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant with a 10-year term.  Generally, the unvested portion of stock option awards is forfeited upon termination of employment.  Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The estimated fair value of the majority of our options granted was calculated using the Black-Scholes option pricing valuation model.  This model takes into account several factors and assumptions.  The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant.  The simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants is not representative or sufficient to be used to develop an expected term assumption.  Expected volatility was based on the historical volatility of similar companies’ common stock for a period equal to the stock option’s expected term, calculated on a daily basis.  The expected dividend yield is based on expected dividends for the expected term of the stock options.  The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

In August 2011, stock option grants were made to the vast majority of full-time employees.  Given the then current share limitations of the Long-Term Incentive Plan, certain of the option grants to officers were made contingent upon stockholder approval of an amendment to the plan increasing the number of available shares.  This increase in the number of available shares received overwhelming stockholder approval at the May 2012 annual stockholders meeting, satisfying the stockholder approval contingency of such options.  The accounting measurement date for these grants was May 2, 2012.  At that date, the strike prices of the options were less than the prevailing trading price for the underlying shares, and as such the options were valued as in-the-money options.  Due to limitations in the Black-Scholes model related to options treated as in-the-money, we elected to value the options using the Hull-White I lattice model with a simplified assumption for the early settlement to value these options.  The inherent advantage of Hull-White I lattice model relative to the Black-Scholes model is that option exercises are modeled as being dependent on the evolution of the stock price and not solely on the amount of time that has passed since the grant date.  The Hull-White I lattice model uses all of the same assumptions as the Black-Scholes model and also assumes a post-vesting cancellation rate, which treats a cancelled option as (i) exercised immediately if it is in-the-money or (ii) worthless if it is out-of-the-money.  The post-vesting cancellation rate assumption that was used in the valuation of these options was 0%.

The following weighted-average assumptions were utilized in the valuation models for the stock options granted in the six-month periods ended June 30, 2012 and 2011 are as follows:

	June 30,
	2012	2011
Risk-free interest rate	1.72	2.41
Expected term (in years)	7.15	6.25
Expected volatility	41.97%	43.49%
Expected dividend yield	4.79%	0.47%

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2012	5,732,000	21.99
Granted	303,000	36.44
Exercised	(490,000)	19.16
Canceled or exchanged	—	—
Forfeited	(44,000)	30.84
Expired	(1,000)	31.14
Balance at June 30, 2012	5,500,000	22.96	8.42	171,703,000
Vested and expected to vest at June 30, 2012	5,384,000	22.89	8.41	168,432,000
Options exercisable at June 30, 2012	345,000	21.27	8.25	11,367,000

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The weighted average grant date fair value of the options granted during the six months ended June 30, 2012 and 2011 was $18.50 and $13.94, respectively.

The total intrinsic value of options exercised for the six months ended June 30, 2012 and 2011 was $13.5 million and $0.1 million, respectively.  The total fair value of options that vested during the six months ended June 30, 2012 and 2011 was $1.1 million and $0.1 million, respectively.

As of June 30, 2012, there was $23.1 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 2.7 years.

Cash received from the exercise of stock options during the six months ended June 30, 2012 and 2011 was $9.4 million and $0.4 million, respectively.

Stock, Restricted Stock Awards and Restricted Stock Units

Stock, restricted stock awards, and restricted stock units granted under the Long-Term Incentive Plan may be subject to transfer and other restrictions as determined by the compensation committee of Holdings’ Board of Directors.  Generally, the unvested portion of restricted stock awards and restricted stock unit awards is forfeited upon termination of employment.  The fair value of stock, restricted stock awards and restricted stock unit awards on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

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

An additional performance award was established based on the EBITDA performance of the Company in 2012 - 2015.  The aggregate payout under the performance award to key employees if the target is achieved in 2015 would be 1,400,000 shares but could be more or less depending on the level of achievement and the timing thereof.  There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of June 30, 2012.  Based on the closing market price of Holdings’ common stock on June 30, 2012, the total unrecognized compensation expense related to this award at target achievement in 2015 is $75.9 million that will be expensed over the service period if it becomes probable of achieving the performance condition.  We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The following table summarizes stock, restricted stock award, and restricted stock unit activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2012	548,000	18.74
Granted	1,467,000	45.84
Vested	(13,000)	36.19
Forfeited	—	—
Cancelled	—	—
Non-vested balance at June 30, 2012	2,002,000	38.49

The weighted average grant date fair value per share of stock, restricted stock awards, and restricted stock units granted during the six months ended June 30, 2012 and 2011 was $45.84 and $35.13, respectively.

The total grant date fair value of the stock, restricted stock awards, and restricted stock units granted during the six months ended June 30, 2012 and 2011 was $67.3 million and $0.8 million, respectively.  The total fair value of restricted stock awards and restricted stock units that vested during the six months ended June 3012 and 2011 was $0.5 million and $0.9 million, respectively.

As of June 30, 2012, there was $21.4 million of total unrecognized compensation expense related to stock, restricted stock awards, and restricted stock units which is expected to be recognized over a weighted-average period

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of 0.9 years.

Deferred Share Units

Non-employee directors can elect to receive the value of their annual cash retainer as a deferred share unit award (DSU) under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director’s annual cash retainer divided by the closing price of Holdings’ common stock on the date of the annual stockholders meeting.  Each DSU represents the Company’s obligation to issue one share of common stock and the shares are delivered approximately thirty days following the cessation of the non-employee director’s service as a director of the Company.

DSUs vest quarterly consistent with the manner in which non-employee directors’ cash retainers are paid.  The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

During the six months ended June 30, 2012, approximately 2,000 DSUs were granted at a weighted-average grant date fair value of $48.40 per unit.  The total grant date fair value of DSUs granted during the six months ended June 30, 2012 was $0.1 million.  During the six months ended June 30, 2011, no DSUs were granted.

As of June 30, 2012, there was $18,000 of total unrecognized compensation expense related to DSUs, which is expected to be recognized over a weighted-average period of 0.25 years.

Dividend Equivalent Rights

On February 8, 2012, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options.  At February 8, 2012, approximately 5.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the accumulated accrued dividends pursuant to the DER, in either cash or shares of common stock.  Holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash.  Generally, holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015.

The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval at the Company’s 2012 Annual Meeting of Stockholders of the Company’s proposal to amend the Long-Term Incentive Plan to increase the number of shares for issuance under the Long-Term Incentive Plan from 9,666,666 to 14,066,666.  On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance.  Accordingly, we recorded $1.7 million of stock-based compensation for the DER grants during the three-month period ended June 30, 2012.

Employee Stock Purchase Plan

On September 15, 2010, Holdings’ Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the “ESPP”) under Section 423 of the Internal Revenue Code.  On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective.  The ESPP allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period.  Amounts accumulated through participants’ payroll deductions (“purchase rights”) are used to purchase shares of common stock at the end of each purchase period.  Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011.  Holdings’ common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.  At June 30, 2012, we had 968,000 shares available for purchase pursuant to the ESPP.

In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to the purchase rights was recognized based on their intrinsic value for the six-month offering periods ended June 30, 2012 and 2011.  During the six-month period ended June 30, 2012 and 2011, we recognized $0.2 million and $0.1 million of stock-based compensation expense relating to the ESPP, respectively.

No purchase rights are outstanding under the ESPP since the June 30, 2012 purchase date.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three-month and six-month periods ended June 30, 2012 and 2011, stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Long-Term Incentive Plan	$14,968	$13,241	$31,917	$27,544
Employee Stock Purchase Plan	156	120	216	120
Total Stock-Based Compensation	$15,124	$13,361	$32,133	$27,664

3.                                Disposition of Parks

As of June 30, 2012 and December 31, 2011, there were no assets or liabilities held for sale related to any of our parks that were sold in previous years, excluding contingent liabilities discussed in Note 7.

The following table summarizes our income (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue	$—	$—	$—	$—
Increase in contingent liabilities from sale indemnities	(17)	(66)	(52)	(102)
Loss from discontinued operations	$(17)	$(66)	$(52)	$(102)

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Derivatives recorded at fair value in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Derivative Assets
	June 30, 2012	December 31, 2011
Derivatives Designated as Cash Flow Hedges
Interest rate contract – current	$35	$—
Interest rate contract – non-current	213	—
	$248	$—

At June 30, 2012 and December 31, 2011, we held no derivative liabilities.  At June 30, 2012 and December 31, 2011, we held no derivatives not designated as hedging instruments.

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

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

Three Months Ended June 30, 2012 and 2011

Derivatives Designated	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
as Cash Flow Hedges	2012	2011	2012	2011	2012	2011

Interest rate contract	$(383)	$—	$—	$—	$—	$—
Total	$(383)	$—	$—	$—	$—	$—

Six Months Ended June 30, 2012 and 2011

Derivatives Designated	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
as Cash Flow Hedges	2012	2011	2012	2011	2012	2011

Interest rate contract	$(650)	$—	$—	$—	$—	$—
Total	$(650)	$—	$—	$—	$—	$—

As of June 30, 2012, approximately $173,000 of unrealized losses associated with our interest rate contract derivative instrument is expected to be reclassified from AOCI to operations during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B.  For the three-month and six-month periods ended June 30, 2012, no hedge ineffectiveness was recorded for the interest rate agreement.

5.             Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following table and accompanying information present the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

estimated fair values of our financial instruments at June 30, 2012 and December 31, 2011 and classification of such instruments in accordance with FASB ASC 820, Fair Value Measurements (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$15,646	15,646	$513	513
Derivative instruments	248	248	—	—
Long-term debt (including current portion)	(955,742)	(948,442)	(957,236)	(951,306)

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

6.           Long-Term Indebtedness

New Credit Facility

On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the “New Credit Facility”), which replaced the Exit First Lien Facility, with several lenders including Wells Fargo Bank National Association, as administrative agent, and related loan and security documentation agents.  The New Credit Facility is comprised of a 5-year $200.0 million revolving credit loan facility (the “Revolving Loan”), a 5-year $75.0 million Tranche A Term Loan facility (the “Term Loan A”) and a 7-year $860.0 million Tranche B Term Loan facility (the “Term Loan B” and together with the Term Loan A, the “Term Loans”).  In certain circumstances, the Term Loan B can be increased by $300.0 million.  The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility.  Interest on the New Credit Facility accrues based on pricing rates corresponding with SFTP’s senior secured leverage ratios as set forth in the credit agreement.

At June 30, 2012 and December 31, 2011, no advances under the Revolving Loan were outstanding (excluding letters of credit in the amount of $18.2 million and $31.2 million, respectively).  Interest on the Revolving Loan accrues at an annual rate of LIBOR + an applicable margin with an unused commitment fee based on our senior secure leverage ratio.  At June 30, 2012, the Revolving Loan unused commitment fee was 0.50%.  The principal amount of the Revolving Loan is due and payable on December 20, 2016.

At June 30, 2012 and December 31, 2011, $73.1 million and $75.0 million of the Term Loan A was outstanding, respectively.  Interest on the Term Loan A accrues at an annual rate of LIBOR + an applicable margin based on our senior secure leverage ratio.  At June 30, 2012 and December 31, 2011, the Term Loan A interest rate was 2.56% and 2.55%, respectively.  Beginning on March 31, 2012, the Term Loan A amortizes in quarterly installments as follows: (i) $937,500 per quarter in year 1, (ii) $1,875,000 per quarter in years 2 and 3, (iii) $2,812,500 per quarter in year 4 and (iv) $3,750,000 per quarter in year 5 with all remaining outstanding

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

principal due and payable on December 20, 2016.

At June 30, 2012 and December 31, 2011, the full amount of the $860.0 million Term Loan B was outstanding.  Interest on the Term Loan B accrues at an annual rate of LIBOR + an applicable margin, with a 1.0% LIBOR floor, based on our senior secure leverage ratio.  In March 2012, we entered into a floating-to-fixed interest rate agreement in order to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B.  The interest rate agreement capped the LIBOR component of the interest rate at 1.00% (see Note 4).  At June 30, 2012 and December 31, 2011, the Term Loan B interest rate was 4.25%.  Beginning on March 31, 2013, the Term Loan B will amortize in quarterly installments of $2.2 million with all remaining outstanding principal due and payable on December 20, 2018.

Amounts outstanding under the New Credit Facility are guaranteed by Holdings, SFO and certain of the domestic subsidiaries of SFTP (collectively, the “Loan Parties”).  The New Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Loan Parties.  The New Credit Facility agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant.  In addition, the New Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The New Credit Facility agreement contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

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

On December 3, 2010, the Exit First Lien Facility was amended (the “First Lien Amendment”) to increase the Exit First Lien Facility to $1,070.0 million comprised of $120.0 million revolving loan facility, which could be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility.  Interest on the Exit First Lien Facility accrued at an annual rate equal to LIBOR + 4.25% in the case of the revolving loan, with a 1.50% LIBOR floor and LIBOR + 3.75% in the case of the term loan facility, with a 1.50% LIBOR floor.  Interest on the term loan facility was subject to a 0.25% reduction based on the Company achieving certain rating agency levels or senior secured leverage ratio amounts.  In March 2011, we received this 0.25% reduction when our corporate rating was improved to BB- by Standard & Poor’s.  On December 20, 2011, in connection with the New Credit Facility, we repaid in full the $950.0 million term loan facility, terminated the Exit First Lien Facility, and recorded a $42.2 million loss on debt extinguishment for the year ended December 31, 2011.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

HWP Refinance Loan

On November 5, 2007, HWP entered into a $33.0 million term loan (the “Refinance Loan”) retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $0.6 million and $0.5 million at June 30, 2012 and December 31, 2011, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

In connection with the issuance of the Refinance Loan, Holdings and the other joint venture partners provided a limited guarantee of the Refinance Loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member and other specified events of default.  The limited guarantee will be released five years following full payment and discharge of the Refinance Loan.  As additional security for the Refinance Loan, we also provided a $1.0 million letter of credit to secure the Refinance Loan.

As a result of the Chapter 11 Filing, the Refinance Loan lender was permitted to accelerate payment thereof and therefore we classified the balance in current portion of long-term debt on the condensed consolidated balance sheets.  In July 2012, we received a waiver from the Refinance Loan lender and have reclassified the long-term portion of the Refinance Loan to long-term debt on the condensed consolidated balance sheet as of June 30, 2012.

Long-Term Indebtedness Summary

At June 30, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Term Loan A	$73,125	$75,000
Term Loan B	860,000	860,000
HWP Refinance Loan	31,335	31,546
Net discount	(8,718)	(9,310)
Long-term debt	955,742	957,236
Less current portion	(10,324)	(35,296)
Total long-term debt	$945,418	$921,940

7.           Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $65.1 million in 2012 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2012, our share of the distribution will be approximately $28.3 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the “Specified Prices”).  As of June 2012, we owned approximately 30.5% and 53.0% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable units of approximately 69.5% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $348.2 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment.  Pursuant to the 2012 annual offer, we purchased 0.79 units from the Georgia partnership and 0.05 units from the Texas partnership for approximately $2.0 million in May 2012.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distribution.  The maximum unit purchase obligations for 2013 at both parks will aggregate approximately $348.2 million, representing approximately 69.5% of the outstanding units of SFOG and 47.0% of the outstanding units of SFOT.  Pursuant to the 2011 annual offer, we purchased 0.61 units from the Texas partnership for approximately $0.9 million in May 2011 and no units from the Georgia partnership.  With respect to the 2011 “put” obligations, no borrowing occurred during 2011 under the TW Loan, a $150 million multi-draw term loan facility, which was terminated on December 20, 2011, in connection with the New Credit Facility.  The $300 million accordion feature on the Term Loan B under the New Credit Facility is available for borrowing for future “put” obligations if necessary.  With respect to the 2012 “put” obligations, no borrowings occurred during 2012 under the Term Loan B accordion feature.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  Pursuant to our agreement with Time Warner, we have deposited into escrow $15.0 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee, which is reflected in restricted-use investment securities on our June 30, 2012 condensed consolidated balance sheet.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.

During the 2011 season, we incurred $11.2 million of capital expenditures at these parks and we intend to incur approximately $5.0 million of capital expenditures at these parks for the 2012 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  During the 2011 season, the two partnerships generated approximately $61.1 million of cash from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings.  At June 30, 2012 and December 31, 2011, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

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

In May 2011, we reached a confidential settlement with Jeffery R. Speed, our former Chief Financial Officer, in connection with an arbitration proceeding related to Mr. Speed’s termination of employment.  We recorded a $25.3 million restructuring charge for the six-month period ended June 30, 2011 to reflect the full settlement and related costs after consideration of amounts previously accrued.

HWP Guarantee

We guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park joint venture project located adjacent to The Great Escape park near Lake George, New York, which opened in February 2006.  This joint venture (in which we own an approximate 49% interest) was not a debtor in the Chapter 11 Filing.  On November 5, 2007, the loan was refinanced with the $33.0 million Refinance Loan and the proceeds were used to repay the existing loan.  In connection with the refinancing, Holdings replaced the prior guarantee with a limited guarantee of the Refinance Loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member.  The limited guarantee will be released five years following full payment and discharge of the loan, which matures on December 1, 2017.  The ability of HWP to repay the Refinance Loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the Refinance Loan, we have provided a $1.0 million letter of credit.  In the event Holdings is required to fund amounts under the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the Refinance Loan lender was permitted to accelerate payment thereof.  In that event, we could lose our interest in the hotel and indoor water park.  In July 2012, the Refinance Loan lender waived the technical default that would have allowed them to accelerate the payment of the Refinance Loan.

Tax and other contingencies

At June 30, 2012 and December 31, 2011, we have accrued liabilities for tax and other indemnification contingencies of $7.8 and $7.9 million, respectively, related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

8.             Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).  The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2012	$440,427
Purchase of redeemable units of SFOT and SFOG	(2,033)
Fresh start accounting fair market value adjustment for purchased units	(453)
Net income attributable to redeemable noncontrolling interests	18,420
Distributions to redeemable noncontrolling interests	—
Balance at June 30, 2012	$456,361

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.  The redemption value of the partnership units at June 30, 2012 and December 31, 2011 is approximately $348.2 million and $350.2 million, respectively.

Noncontrolling interests represent the non-affiliated parties’ share of the assets of HWP.  At June 30, 2012 and December 31, 2011, our ownership interest in the HWP joint venture is approximately 49%.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2012	$3,670
Net income attributable to noncontrolling interests	186
Distributions to noncontrolling interests	—
Balance at June 30, 2012	$3,856

In June 2007, we acquired a 40% interest in a venture that owns 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  As a result, our ownership interest is approximately 39.2% at June 30, 2012 and December 31, 2011.  We have accounted for our investment under the equity method and have included our investment of $4.1 million and $4.7 million as of June 30, 2012 and December 31, 2011, respectively, in deposits and other assets in the condensed consolidated balance sheets.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment — theme parks.

The following table presents segment financial information and a reconciliation of the primary segment performance measure to income (loss) from continuing operations before income taxes for the three-month and six-month periods ended June 30, 2012 and 2011 (in thousands).  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Theme park revenues	$374,912	$338,673	$441,270	$400,008
Theme park cash expenses	(206,299)	(198,175)	(309,264)	(300,511)
Aggregate park EBITDA	168,613	140,498	132,006	99,497
Equity in income of investee — EBITDA	3,319	1,852	5,232	3,854
Corporate expenses	(12,352)	(10,296)	(22,906)	(20,174)
Stock-based compensation	(15,124)	(13,361)	(32,133)	(27,664)
Other (expense) income, net	(244)	(503)	537	(147)
Equity in loss of investee — depreciation and other expense	(3,569)	(2,943)	(5,802)	(6,101)
Depreciation and amortization	(35,915)	(41,494)	(77,410)	(85,529)
Loss on disposal of fixed assets	(812)	(1,938)	(2,455)	(3,915)
Reorganization items, net	(495)	(334)	(1,049)	(834)
Restructure recovery (costs)	47	1,254	47	(25,348)
Interest expense	(11,535)	(16,507)	(23,129)	(33,278)
Interest income	83	245	314	496
Income (loss) from continuing operations before income taxes	$92,016	$56,473	$(26,748)	$(99,143)

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the first six months of 2012 and 2011:

	(in thousands)
	Domestic	Foreign	Total
2012
Long-lived assets	$2,190,725	107,814	2,298,539
Revenue	397,486	43,784	441,270
(Loss) income from continuing operations before income taxes and discontinued operations	(31,634)	4,886	(26,748)

2011
Long-lived assets	$2,259,303	122,462	2,381,765
Revenue	353,046	46,962	400,008
(Loss) income from continuing operations before income taxes and discontinued operations	(104,513)	5,370	(99,143)

Long-lived assets include property and equipment and intangible assets.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10.          Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.  The following summarizes our pension costs during the three-month and six-month periods ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$287	$263	$575	$525
Interest cost	2,306	2,435	4,613	4,871
Expected return on plan assets	(2,745)	(2,666)	(5,491)	(5,331)
Amortization of net actuarial loss	167	—	333	—
Total net periodic cost	$15	$32	$30	$65

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Discount rate	4.30%	5.40%	4.30%	5.40%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%

Employer Contributions

During the six months ended June 30, 2012 and 2011, we made pension contributions of $2.6 million and $1.6 million, respectively.

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

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the six months ended June 30, 2012, Holdings repurchased approximately 2,077,000 shares at a cumulative price of approximately $98.4 million and at an average price per share of approximately $47.  Approximately $151.6 million remains available for future repurchases under the Second Stock Repurchase Plan.

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

Results of operations for the six-month periods ended June 30, 2012 and 2011 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 53% and 52% of total revenues in the first six months of 2012 and 2011, respectively) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

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

On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share.  The Board of Directors declared the first quarter 2012 dividend of $0.60 per common share which was paid on March 12, 2012 to stockholders of record on March 1, 2012.  In connection with the dividend increase, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options.  At February 8, 2012, approximately 5.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the DERs’

accumulated accrued dividends in either cash or shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015.  See Note 2(i) to the condensed consolidated financial statements.

In February 2011, we initiated a stock repurchase plan (the “First Stock Repurchase Plan”), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period, as a sound use of our cash and a responsible way to enhance shareholder value.  During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan.  As of December 31, 2011, the First Stock Repurchase Plan was substantially completed.  On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the six months ended June 30, 2012, Holdings repurchased approximately 2,077,000 shares at a cumulative price of approximately $98.4 million and at an average price per share of approximately $47 under the Second Stock Repurchase Plan.

Basis of Presentation

We follow the accounting prescribed by FASB ASC 852 which provides guidance for periods subsequent to a Chapter 11 filing regarding, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

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

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Summary of Operations

Summary data for the three-month periods ended June 30, 2012 and 2011 were as follows (in thousands, except per capita total revenue and percentage changes):

	Three-Month Period Ended June 30,		Percentage
	2012	2011	Change (%)
Total revenues	$374,912	$338,673	11
Operating expenses	128,143	120,453	6
Selling, general and administrative	75,698	74,062	2
Costs of products sold	29,934	27,317	10
Depreciation and amortization	35,915	41,494	(13)
Loss on disposal of assets	812	1,938	(58)
Interest expense, net	11,452	16,262	(30)
Equity in loss of investee	250	1,091	(77)
Restructure recovery	(47)	(1,254)	(96)
Other expense, net	244	503	(51)
Income from continuing operations before reorganization items, income taxes and discontinued operations	92,511	56,807	63
Reorganization items, net	495	334	48
Income from continuing operations before income taxes and discontinued operations	92,016	56,473	63
Income tax expense	1,194	3,396	(65)
Income from continuing operations before discontinued operations	$90,822	$53,077	71

Other Data:
Attendance	9,244	8,237	12
Total revenue per capita	$40.56	$41.12	(1)

Results of Operations

Total revenues in the second quarter of 2012 totaled $374.9 million compared to $338.7 million for the second quarter of 2011, representing an 11% increase.  The increase in revenues is attributable to a 1.0 million (12%) increase in attendance partially offset by a $0.56 (1%) decrease in total revenue per capita (representing total revenues divided by total attendance).  The increase in attendance was driven by our strategy to increase season pass sales, the successful marketing of our new rides and attractions and a favorable weekend calendar shift that occurred in the current period versus the prior year period that will reverse in the second half of 2012.  The decrease in total revenue per capita was driven by a $0.30 (1%) decrease in per capita guest spending (which excludes sponsorship, licensing, Six Flags Great Escape Lodge and Indoor Waterpark accommodations and other fees) to $39.06 from $39.36 in the second quarter of 2011 as well as a decrease in sponsorship, licensing and other fees.  Admissions revenue per capita decreased $0.31 (1%) in the second quarter of 2012 compared to the prior year period, and was driven primarily by the negative exchange rate impact on admissions revenue related to our parks located in Mexico City and Montreal ($0.19) and an increased mix of season pass visitation.  The increase in attendance increased revenues in all in-park spending areas (food and beverage, rentals, retail and games), but the negative foreign exchange impact on in-park per capita spending related to our parks located in Mexico City and Montreal ($0.18) held our non-admissions per capita guest spending flat in the second quarter of 2012 compared to the second quarter of 2011.

Operating expenses for the second quarter of 2012 increased $7.7 million (6%) compared to operating expenses in the prior year period.  The increase was primarily driven by increases in salaries, wages and benefits ($7.2 million), and a provision of $1.5 million for probable losses associated with the settlement of potential claims at two of our parks partially offset by the favorable exchange rate impact on expenses related to our parks located in Mexico City and Montreal ($1.0 million).

Selling, general and administrative expenses for the second quarter of 2012 increased $1.6 million (2%) compared to the second quarter of 2011.  The increase primarily reflects increased salaries, wages and benefits ($4.8 million) primarily related to increased stock-based compensation, partially offset by (i) decreased insurance expenses ($1.4 million), (ii) decreased advertising expenses ($0.9 million), and (iii) the favorable exchange rate impact on expenses related to our parks located in Mexico City and Montreal ($0.4 million).

Cost of products sold in the second quarter of 2012 increased $2.6 million (10%) compared to the same quarter of the prior year primarily due to increased revenues in food and beverage and retail.

Depreciation and amortization expense for the second quarter of 2012 decreased $5.6 million (13%) compared to the prior year quarter.  The decrease in depreciation and amortization expense is attributable to property and equipment that was fully depreciated prior to the second quarter of 2012.

Loss on disposal of assets decreased by $1.1 million in the second quarter of 2012 compared to the prior year quarter primarily related to a reduction of asset write offs from assets taken out of service.

Interest expense, net, decreased $4.8 million (30%) for the second quarter of 2012 compared to the prior year quarter, primarily reflecting reduced interest rates resulting from the December 2011 debt refinancing transaction.

Income tax expense was $1.2 million for the second quarter of 2012 compared to $3.4 million for the second quarter of 2011, primarily reflecting the impact of our expected utilization of net operating loss carryforwards in 2012 that will reduce the valuation allowance.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Summary of Operations

Summary data for the six-month periods ended June 30, 2012 and 2011 were as follows (in thousands, except per capita total revenue and percentage changes):

	Six-Month Period Ended June 30,		Percentage
	2012	2011	Change (%)
Total revenues	$441,270	$400,008	10
Operating expenses	206,715	197,708	5
Selling, general and administrative	121,927	117,754	4
Costs of products sold	35,661	32,887	8
Depreciation and amortization	77,410	85,529	(9)
Loss on disposal of assets	2,455	3,915	(37)
Interest expense, net	22,815	32,782	(30)
Equity in loss of investee	570	2,247	(75)
Restructure (recovery) costs	(47)	25,348	N/M
Other (income) expense, net	(537)	147	N/M
Loss from continuing operations before reorganization items, income taxes and discontinued operations	(25,699)	(98,309)	(74)
Reorganization items, net	1,049	834	26
Loss from continuing operations before income taxes and discontinued operations	(26,748)	(99,143)	(73)
Income tax benefit	(2,562)	(3,689)	(31)
Loss from continuing operations before discontinued operations	$(24,186)	$(95,454)	(75)

Other Data:
Attendance	10,540	9,514	11
Total revenue per capita	$41.87	$42.04	(0)

Results of Operations

Total revenues for the six months ended June 30, 2012 totaled $441.3 million compared to $400.0 million in the six months ended June 30, 2011, representing a 10% increase.  The increase in revenues is attributable to a 1.0 million (11%) increase in attendance partially offset by a $0.17 (0%) decrease in total revenue per capita primarily related to negative exchange rate impact on revenue at our parks located in Mexico City and Montreal.  The increase in attendance was driven by our strategy to increase season pass sales, the successful marketing of our new rides and attractions and a favorable weekend calendar shift that occurred in the current period versus the prior year period that will reverse in the second half of 2012.  Per capita guest spending increased $0.12 (0%) to $39.38 in the first half of 2012 from $39.26 in the first half of 2011.  In the first quarter of 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million.  Excluding the insurance proceeds benefit and foreign currency exchange rate impacts, total guest spending per capita increased $0.24 (1%).

Admissions revenue per capita was flat in the six months ended June 30, 2012 compared to the prior year period, and reflects primarily (i) a 1% increase in constant currency ticket yields, (ii) an 11% increase in attendance (primarily season pass visitation which lowers per capita spending, but increases overall admissions revenue), (iii) and the ticket related portion of the Hurricane Irene insurance proceeds.  Increased revenues from food and beverage, rentals, games, retail and other guest services resulted in a $0.13 (1%) increase in non-admissions per capita guest spending in the first half of 2012 including the non-admission portion of the insurance proceeds.  The non-admissions per capita spending was negatively impacted by $0.21 of foreign currency exchange fluctuation at our parks in Mexico City and Montreal.

Operating expenses for the first six months of 2012 increased $9.0 million (5%) compared to expenses in the first six months of 2011.  The increase was primarily driven by increases in salaries, wages and benefits ($10.1 million), and a provision of $1.5 million for probable losses associated with the settlement of potential claims at two of our parks partially offset by the favorable exchange rate impact at our parks in Mexico City and Montreal ($1.4 million) and reduced utility costs ($0.8 million).

Selling, general and administrative expenses for the first six months of 2012 increased $4.2 million (4%) compared to the first six months of 2011.  The increase reflects an increase in salaries, wages and benefits ($8.7 million) primarily from increased stock-based compensation partially offset by (i) decreased advertising expenses ($2.2 million), (ii) reduced insurance costs ($1.3 million) and (iii) the favorable exchange rate impact at our parks in Montreal and Mexico City ($0.6 million).

Cost of products sold in the first six months of 2012 increased $2.8 million (8%) compared to the same prior year period primarily due to increased revenues in food and beverage and retail.

Depreciation and amortization expense for the first six months of 2012 decreased $8.1 million (9%) compared to prior year period.  The decrease in depreciation and amortization expense is attributable to property and equipment that was fully depreciated prior to the first six months of 2012.

Loss on disposal of assets decreased by $1.5 million in the first six months of 2012 compared to the same prior year period primarily related to a gain recognized from insurance proceeds received in the first quarter of 2012 for certain assets damaged by Hurricane Irene during the third quarter of 2011

Interest expense, net, decreased $10.0 million (30%) for the first six months of 2012 compared to the prior year period, primarily reflecting reduced interest rates resulting from the December 2011 debt refinancing transaction.

Restructure costs of $25.3 million were incurred in the first six months of 2011 while no restructure costs were incurred in the first six months of 2012.  During the six months ended June 30, 2011, restructure costs incurred were attributable to a $23.7 million settlement reached with our former Executive Vice President and Chief Financial Officer in May 2011.  During the six months ended June 30, 2011, we recorded $25.3 million of restructuring charges to reflect the full settlement and related costs after consideration of amounts previously accrued.

Income tax benefit was $2.6 million for the six months ended June 30, 2012 compared to $3.7 million in the prior year period, primarily reflecting the lower pre-tax loss in 2012 versus the prior year period and the impact of our expected utilization of net operating loss carryforwards in 2012 that will reduce the valuation allowance.

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

On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share.  During the six-month periods ended June 30, 2012 and 2011, Holdings paid $64.4 million and $3.3 million, respectively, in cash dividends on its common stock.  The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of

Holdings’ Board of Directors.  We currently anticipate paying approximately $135.0 million in cash dividends on our common stock for the 2012 calendar year.

In February 2011, we initiated the First Stock Repurchase Plan, which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period.  During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million and the First Stock Repurchase Plan was substantially completed.  On January 3, 2012, Holdings’ Board of Directors approved the Second Repurchase Plan, which permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period.  During the six months ended June 30, 2012, Holdings repurchased approximately 2,077,000 shares at a cumulative price of approximately $98.4 million and at an average price per share of approximately $47 under the Second Stock Repurchase Plan.

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

As of June 30, 2012, our total indebtedness, net of discount, was approximately $955.7 million.  Based on (i) non-revolving credit debt outstanding on June 30, 2012, (ii) anticipated levels of working capital revolving borrowings during 2012, and (iii) estimated interest rates for floating-rate debt, we anticipate annual cash interest payments will aggregate $42.0 million for the 2012 calendar year.  Under the New Credit Facility, approximately 87% of the Term Loans are not due until December 2018.  We currently plan on spending approximately 9% of revenues on capital expenditures for the 2012 calendar year.

As of June 30, 2012, we had approximately $127.8 million of unrestricted cash and $181.8 million available for borrowing under the Revolving Loan.  Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Revolving Loan, we would likely be unable to pay in full our off-season obligations.  A default under the Revolving Loan could permit the lenders under the New Credit Facility to accelerate the obligations thereunder.  The Revolving Loan expires on December 20, 2016.  The terms and availability of the New Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

For a more detailed description of our indebtedness, see Note 6 to the condensed consolidated financial statements contained in this Quarterly Report.

During the six-month period ended June 30, 2012, net cash used in operating activities before reorganization items was $134.2 million.  Net cash used in investing activities in the first half of 2012 was $79.3 million, consisting primarily of $65.8 million in capital expenditures and $15.1 million in purchases of restricted-use investment securities primarily related to the $15.0 million we were required to deposit into escrow as a source of funds in the event Time Warner Inc. is required to honor its guarantee under the Subordinated Indemnity Agreement (see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report), partially offset by insurance proceeds from insurance claims related to Hurricane Irene.  Net cash used in financing activities in the first half of 2012 was $158.3 million, primarily attributable to stock repurchases totaling $98.4 million and the payment of $64.4 million in cash dividends partially offset by proceeds from stock option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, there have been no material changes in our market risk exposure from that disclosed in the 2011 Annual Report.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2012, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2011 Annual Report and in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.  There are no material developments concerning our legal proceedings during the quarter ended June 30, 2012.

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

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the three months ended March 31, 2012, Holdings repurchased approximately 970,000 shares at a cumulative price of approximately $44.5 million.  The following table sets forth information regarding purchases of Holdings’ common stock during the three-month period ended June 30, 2012.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
April 1, 2012 to April 30, 2012	—	$—	—	$205,543,000
Month 2
May 1, 2012 to May 31, 2012	541,620	46.10	541,620	180,573,000
Month 3
June 1, 2012 to June 30, 2012	566,200	51.17	566,200	151,599,000
Total	1,107,820	$48.69	1,107,820	$151,599,000

Item 5.  Other Information

1.               Supplemental 401(k) Plan

During June 2012, the Company entered into a Supplemental 401(k) Plan for certain management and highly compensated employees of the Company.  The Supplemental 401(k) Plan provides eligible employees the opportunity to defer a portion of their compensation without such portion being limited by Internal Revenue Code restrictions applicable to the Company’s broad-based 401(k) Plan. In addition, the Supplemental 401(k) Plan provides eligible employees who have made the maximum contribution to the Company’s broad-based 401(k) Plan to be credited with matching contributions under the Supplemental 401(k) Plan to the extent allocations under the Company’s broad-based 401(k) Plan were limited and to the extent of contributions to the Supplemental 401(k) Plan subject to an overall matching contribution limit.  Aggregate matching contributions for an employee under the Supplemental 401(k) Plan and the Company’s broad-based 401(k) Plan cannot exceed 4% of an employee’s base salary and bonus compensation.  Eligible employees were permitted in June to elect to defer a portion of their compensation for the second half of 2012 and any bonus for 2012 that would be payable in 2013.  It is currently intended that eligible employees will be allowed to make annual elections to defer future compensation prior to the beginning of future calendar years.  Amounts credited to an employee under the Supplemental 401(k) Plan, adjusted for earnings or losses, will generally be distributed to the employee after the employee’s separation from employment.  The above summary of the material terms of the Supplemental 401(k) Plan does not purport to be complete and is qualified in its entirety by reference to the Supplemental 401(k) Plan, a copy of which is filed as Exhibit 10.3 to this Quarterly Report and incorporated by reference herein.

2.     10b5-1 Programs

During the second quarter of 2012, certain officers entered into stock sale programs pursuant to SEC Rule 10b5-1 under which shares of Holdings’ common stock may be sold over time.  Rule 10b5-1 of the Exchange Act permits individuals to adopt written plans for selling specified amounts of Holdings’ common stock according to a pre-determined schedule.

Item 6.  Exhibits

Exhibit 10.1†	Project 500 Program Amended and Restated Overview (incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012)

Exhibit 10.2†	Project 500 Program Amended and Restated Award Agreement (incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012)

Exhibit 10.3†*	Supplemental 401(k) Plan

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIX FLAGS ENTERTAINMENT CORPORATION (Registrant)

/s/ James Reid-Anderson
James Reid-Anderson Chairman, President and Chief Executive Officer

/s/ John M. Duffey
John M. Duffey Executive Vice President and Chief Financial Officer

Date: July 31, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Project 500 Program Amended and Restated Overview (incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012)

10.2†	Project 500 Program Amended and Restated Award Agreement (incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012)

10.3†*	Supplemental 401(k) Plan

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith

**             Furnished herewith

†                     Management contract or compensatory plan