Form 10-Q
period 2012-09-30
Six Flags Entertainment Corp
filed 2012-11-02
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 29, 2012, Six Flags Entertainment Corporation had 53,329,366 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$281,444	$231,427
Accounts receivable	133,240	18,461
Inventories	26,610	20,973
Prepaid expenses and other current assets	40,589	38,668
Total current assets	481,883	309,529

Other assets:
Debt issuance costs	11,312	13,026
Restricted-use investment securities	15,914	513
Deposits and other assets	4,344	10,477
Total other assets	31,570	24,016

Property and equipment, at cost	1,615,758	1,544,351
Accumulated depreciation	(350,214)	(252,514)
Total property and equipment	1,265,544	1,291,837
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	380,204	392,548
Total assets	$2,789,449	$2,648,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,771	$23,823
Accrued compensation, payroll taxes and benefits	29,781	59,441
Accrued insurance reserves	37,178	34,128
Accrued interest payable	2,343	1,071
Other accrued liabilities	35,215	29,834
Deferred income	59,722	38,156
Current portion of long-term debt	13,418	35,296
Total current liabilities	204,428	221,749

Long-term debt	941,584	921,940
Other long-term liabilities	71,139	76,180
Deferred income taxes	222,242	220,734

Redeemable noncontrolling interests	456,362	440,427

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 54,109,185 and 54,641,885 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,352	1,366
Capital in excess of par value	908,161	832,112
Retained earnings (accumulated deficit)	22,914	(20,088)
Accumulated other comprehensive loss	(43,122)	(49,912)
Total Six Flags Entertainment Corporation stockholders’ equity	889,305	763,478
Noncontrolling interests	4,389	3,670
Total equity	893,694	767,148
Total liabilities and equity	$2,789,449	$2,648,178

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,
	2012	2011
Theme park admissions	$271,119	$263,388
Theme park food, merchandise and other	196,626	194,634
Sponsorship, licensing and other fees	12,409	12,927
Accommodations revenue	4,989	4,656
Total revenues	485,143	475,605
Operating expenses (excluding depreciation and amortization shown separately below)	132,737	130,417
Selling, general and administrative (including stock-based compensation of $12,751 and $6,652 in 2012 and 2011, respectively, and excluding depreciation and amortization shown separately below)	54,115	48,431
Costs of products sold	34,483	34,594
Depreciation	31,686	37,320
Amortization	3,626	4,512
Loss on disposal of assets	5,192	2,190
Gain on sale of investee	(67,041)	—
Interest expense	11,627	16,682
Interest income	(208)	(186)
Equity in loss of investee	1,652	766
Other expense (income), net	832	(340)
Restructure recovery	—	(202)
Income from continuing operations before reorganization items, income taxes and discontinued operations	276,442	201,421
Reorganization items, net	659	609
Income from continuing operations before income taxes and discontinued operations	275,783	200,812

Income tax expense (benefit)	11,014	(10,376)

Income from continuing operations before discontinued operations	264,769	211,188

Income (loss) from discontinued operations	7,209	(11)

Net income	271,978	211,177

Less: Net income attributable to noncontrolling interests	(18,953)	(18,307)

Net income attributable to Six Flags Entertainment Corporation	$253,025	$192,870
Net income applicable to Six Flags Entertainment Corporation common stockholders	$253,025	$192,870
Weighted average number of common shares outstanding — basic:	53,487	54,694
Weighted average number of common shares outstanding —diluted:	56,793	56,238

Net income per average common share outstanding — basic:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$4.60	$3.53
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.13	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$4.73	$3.53

Net income per average common share outstanding — diluted:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$4.33	$3.43
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.13	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$4.46	$3.43
Cash dividends declared per common share	$0.60	$0.06

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$245,816	$192,881
Income (loss) from discontinued operations	7,209	(11)
Net income	$253,025	$192,870

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Nine Months Ended September 30,
	2012	2011
Theme park admissions	$503,690	$473,287
Theme park food, merchandise and other	379,160	358,218
Sponsorship, licensing and other fees	30,076	31,418
Accommodations revenue	13,487	12,690
Total revenues	926,413	875,613
Operating expenses (excluding depreciation and amortization shown separately below)	339,452	328,125
Selling, general and administrative (including stock-based compensation of $44,884 and $34,316 in 2012 and 2011, respectively, and excluding depreciation and amortization shown separately below)	176,042	166,185
Costs of products sold	70,144	67,481
Depreciation	100,677	113,821
Amortization	12,045	13,540
Loss on disposal of assets	7,647	6,105
Gain on sale of investee	(67,041)	—
Interest expense	34,756	49,960
Interest income	(522)	(682)
Equity in loss of investee	2,222	3,013
Other expense (income), net	295	(193)
Restructure (recovery) costs	(47)	25,146
Income from continuing operations before reorganization items, income taxes and discontinued operations	250,743	103,112
Reorganization items, net	1,708	1,443
Income from continuing operations before income taxes and discontinued operations	249,035	101,669

Income tax expense (benefit)	8,452	(14,065)

Income from continuing operations before discontinued operations	240,583	115,734

Income (loss) from discontinued operations	7,157	(113)

Net income	247,740	115,621

Less: Net income attributable to noncontrolling interests	(37,559)	(36,273)

Net income attributable to Six Flags Entertainment Corporation	$210,181	$79,348
Net income applicable to Six Flags Entertainment Corporation common stockholders	$210,181	$79,348
Weighted average number of common shares outstanding — basic:	53,958	55,101
Weighted average number of common shares outstanding — diluted:	56,892	56,539

Net income per average common share outstanding — basic:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$3.77	$1.44
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.13	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$3.90	$1.44

Net income per average common share outstanding — diluted:
Income from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$3.57	$1.40
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.12	—
Net income applicable to Six Flags Entertainment Corporation common stockholders	$3.69	$1.40

Cash dividends declared per common share	$1.80	$0.12

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$203,024	$79,461
Income (loss) from discontinued operations	7,157	(113)
Net income	$210,181	79,348

See accompanying notes to condensed consolidated financial statements.

Item 1.       Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2012	2011
Net income	$271,978	$211,177
Other comprehensive income (loss):
Foreign currency translation adjustment	5,273	(12,329)
Defined benefit retirement plan	(166)	—
Change in cash flow hedging	(179)	—
Net other comprehensive income (loss)	4,928	(12,329)

Comprehensive income	276,906	198,848
Comprehensive income attributable to noncontrolling interests	(18,953)	(18,307)
Comprehensive income attributable to Six Flags Entertainment Corporation	$257,953	$180,541

See accompanying notes to condensed consolidated financial statements.

Item 1.       Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Net income	$247,740	$115,621
Other comprehensive income (loss):
Foreign currency translation adjustment	8,118	(7,668)
Defined benefit retirement plan	(499)	—
Change in cash flow hedging	(829)	—
Net other comprehensive income (loss)	6,790	(7,668)

Comprehensive income	254,530	107,953
Comprehensive income attributable to noncontrolling interests	(37,559)	(36,273)
Comprehensive income attributable to Six Flags Entertainment Corporation	$216,971	$71,680

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

						Retained	Accumulated
	Preferred stock		Common stock		Capital in	earnings	other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2012	—	—	54,641,885	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	—	—	1,553,436	39	29,877	9	—	29,925	—	29,925
Restricted stock unit grants	—	—	(21,430)	(1)	31,347	—	—	31,346	—	31,346
Stock-based compensation	—	—	—	—	44,625	—	—	44,625	—	44,625
Dividends declared to common stockholders	—	—	—	—	—	(99,826)	—	(99,826)	—	(99,826)
Repurchase of common stock	—	—	(2,077,483)	(52)	(30,534)	(67,815)	—	(98,401)	—	(98,401)
Employee Stock Purchase Plan	—	—	12,777	—	734	—	—	734	—	734
Fresh start valuation adjustment for SFOT units and SFOG units purchased	—	—	—	—	—	453	—	453	—	453
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	210,181	—	210,181	—	210,181
Net other comprehensive income	—	—	—	—	—	—	6,790	6,790	—	6,790
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	719	719

Balances at September 30, 2012	—	—	54,109,185	$1,352	$908,161	$22,914	$(43,122)	$889,305	$4,389	$893,694

See accompanying notes to condensed consolidated financial statements.

Item 1.       Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

						Retained	Accumulated
	Preferred stock		Common stock		Capital in	earnings	other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2011	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	—	—	369,773	10	6,051	—	—	6,061	—	6,061
Stock-based compensation	—	—	—	—	22,702	—	—	22,702	—	22,702
Dividends declared to common stockholders	—	—	—	—	—	(6,627)	—	(6,627)	—	(6,627)
Repurchase of common stock	—	—	(1,165,814)	(15)	(17,135)	(24,353)	—	(41,503)	—	(41,503)
Two-for-one common stock split	—	—	—	682	(682)	—	—	—	—	—
Employee stock purchase plan	—	—	9,400	0	231	—	—	231	—	231
Fresh start valuation adjustment for SFOT units purchased	—	—	—	—	—	280	—	280	—	280
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	79,348	—	79,348	—	79,348
Net other comprehensive income	—	—	—	—	—	—	(7,668)	(7,668)	—	(7,668)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	285	285

Balances at September 30, 2011	—	—	54,941,577	$1,374	$829,966	$97,052	$(11,860)	$916,532	$4,740	$921,272

See accompanying notes to condensed consolidated financial statements.

Item 1.           Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$247,740	$115,621
Adjustments to reconcile net income to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	112,722	127,361
Stock-based compensation	44,884	34,316
Interest accretion on notes payable	893	1,406
Reorganization items, net	1,708	1,443
Amortization of debt issuance costs	1,782	5,926
Other, including (gain) loss on disposal of assets	(58,546)	5,867
Increase in accounts receivable	(44,450)	(31,324)
Increase in inventories, prepaid expenses and other current assets	(9,585)	(8,423)
Decrease in deposits and other assets	5,308	5,790
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	28,519	19,771
Increase in accrued interest payable	1,272	6,857
Deferred income tax expense (benefit)	123	(19,583)

Total adjustments	84,630	149,407

Net cash provided by operating activities before reorganization activities	332,370	265,028

Cash flow from reorganization activities:
Net cash used in reorganization activities	(1,630)	(16,353)

Total net cash provided by operating activities	330,740	248,675

Cash flow from investing activities:
Additions to property and equipment	(80,615)	(69,789)
Property insurance recovery	1,494	536
Acquisition of theme park assets	—	(19)
Maturities of restricted-use investments	—	2,630
Purchase of restricted-use investments	(15,401)	—
Proceeds from sale of assets	872	212

Net cash used in investing activities	(93,650)	(66,430)

(continued)

Item 1.           Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flow from financing activities:
Repayment of borrowings	$(3,126)	$(9,280)
Proceeds from borrowings	—	8,000
Payment of debt issuance costs	(1,459)	(549)
Payment of cash dividends	(96,672)	(6,521)
Net proceeds from issuance of common stock	30,401	6,291
Stock repurchase	(98,401)	(41,503)
Purchase of redeemable noncontrolling interests	(2,033)	(948)
Noncontrolling interest distributions	(18,419)	(17,994)

Net cash used in financing activities	(189,709)	(62,504)

Effect of exchange rate changes on cash	2,636	(2,039)

Increase in cash and cash equivalents	50,017	117,702

Cash and cash equivalents at beginning of period	231,427	187,061

Cash and cash equivalents at end of period	$281,444	$304,763
Supplemental cash flow information:

Cash paid for interest	$30,802	$35,772

Cash paid for income taxes	$8,192	$6,889

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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of our results of operations and our financial position and should be read in conjunction with the condensed consolidated financial statements and Notes.  The 2011 Annual Report and the quarterly reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 include additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the nine-month period ended September 30, 2012 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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

	Nine Months Ended September 30,
	2012	2011

Costs and expenses directly related to the reorganization	$1,708	$1,443

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors’ Committee (as such term is defined in the Plan).

Net cash paid for reorganization items, constituting professional fees and finance fees, during the nine months ended September 30, 2012 and 2011 totaled $1.6 million and $16.4 million, respectively.

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

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of September 30, 2012, we have no accrued interest and penalties liability.

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

For the three-month period ended September 30, 2012, the computation of diluted earnings per share included the effect of 3,306,000 dilutive stock options and restricted stock units and excluded the effect of 922,000 antidilutive stock options.  For the three-month period ended September 30, 2011, the computation of diluted earnings per share included the effect of 1,544,000 dilutive stock options and excluded the effect of 1,482,000 antidilutive stock options.  Earnings per common share for the three-month periods ended September 30, 2012 and 2011 was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2012	2011
Net income attributable to Six Flags Entertainment Corporation common stockholders	$253,025	$192,870
Weighted average common shares outstanding - basic	53,487	54,694
Effect of dilutive stock options and restricted stock units	3,306	1,544
Weighted average common shares outstanding - diluted	56,793	56,238
Earnings per share — basic	$4.73	$3.53
Earnings per share — diluted	$4.46	$3.43

For the nine-month period ended September 30, 2012, the computation of diluted earnings per share included the effect of 2,934,000 dilutive stock options and restricted stock units and excluded the effect of 1,141,000 antidilutive stock options and restricted stock units.  For the nine-month period ended September 30, 2011, the computation of diluted earnings per share included the effect of 1,438,000 dilutive stock options and excluded the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

effect of 1,498,000 antidilutive stock options.  Earnings per common share for the nine-month periods ended September 30, 2012 and 2011 was calculated as follows (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2012	2011
Net income attributable to Six Flags Entertainment Corporation common stockholders	$210,181	$79,348
Weighted average common shares outstanding - basic	53,958	55,101
Effect of dilutive stock options and restricted stock units	2,934	1,438
Weighted average common shares outstanding - diluted	56,892	56,539
Earnings per share — basic	$3.90	$1.44
Earnings per share — diluted	$3.69	$1.40

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

As of September 30, 2012, options to purchase approximately 5,202,000 shares of common stock of Holdings, approximately 1,772,000 shares of non-vested restricted stock awards or restricted stock units and approximately 2,000 deferred stock units were outstanding under the Long-Term Incentive Plan and approximately 3,104,000 shares were available for future grant.

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

The following weighted-average assumptions were utilized in the valuation models for the stock options granted in the nine-month periods ended September 30, 2012 and 2011 are as follows:

	September 30,
	2012	2011
Risk-free interest rate	1.08%	1.64%
Expected term (in years)	6.25	6.25
Expected volatility	44.15%	43.69%
Expected dividend yield	3.61%	0.66%

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2012	5,732,000	21.99
Granted	1,292,000	51.04
Exercised	(1,506,000)	19.86
Canceled or exchanged	—	—
Forfeited	(314,000)	28.42
Expired	(2,000)	31.31
Balance at September 30, 2012	5,202,000	29.43	8.51	152,787,000
Vested and expected to vest at September 30, 2012	5,041,000	29.32	8.50	148,596,000
Options exercisable at September 30, 2012	802,000	23.20	8.15	28,555,000

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2012 and 2011 was $16.13 and $13.82, respectively.

The total intrinsic value of options exercised for the nine months ended September 30, 2012 and 2011 was $50.9 million and $5.0 million, respectively.  The total fair value of options that vested during the nine months ended September 30, 2012 and 2011 was $15.2 million and $9.9 million, respectively.

As of September 30, 2012, there was $29.7 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 3.1 years.

Cash received from the exercise of stock options during the nine months ended September 30, 2012 and 2011 was $29.9 million and $6.1 million, respectively.

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

During the year ended December 31, 2010 a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in an additional 1,456,000 shares of restricted stock units being granted to certain key employees in February 2012.  In September 2012, our Chief Operating Officer retired and upon his retirement, 41,000 of these shares of restricted stock units were forfeited.  These restricted stock units will vest upon the completion of the Company’s 2012 audit if the Company achieves its EBITDA performance target in 2012.  If the EBITDA performance target is not achieved by the Company, 50% of such restricted stock units will be immediately forfeited.  Currently, we believe achievement of the 2012 EBITDA performance target is probable.  We will continue to evaluate the probability of achieving the performance condition.  If achievement of the 2012 EBITDA performance condition becomes improbable, we will adjust the appropriate expense to reflect the immediate 50% forfeiture condition.

An additional performance award was established based on the EBITDA performance of the Company in 2012 - 2015.  The aggregate payout under the performance award to key employees if the target is achieved in 2015 would be 1,325,000 shares but could be more or less depending on the level of achievement and the timing thereof.  There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of September 30, 2012.  Based on the closing market price of Holdings’ common stock on the last trading day of the quarter ended September 30, 2012, the total unrecognized compensation expense related to this award at target achievement in 2015 is $77.9 million that will be expensed over the service period if it becomes probable of achieving the performance condition.  We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The following table summarizes stock, restricted stock award, and restricted stock unit activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2012	548,000	18.74
Granted	1,467,000	45.84
Vested	(181,000)	19.35
Forfeited	(62,000)	35.72
Cancelled	—	—
Non-vested balance at September 30, 2012	1,772,000	40.52

The weighted average grant date fair value per share of stock, restricted stock awards, and restricted stock units granted during the nine months ended September 30, 2012 and 2011 was $45.84 and $35.13, respectively.

The total grant date fair value of the stock, restricted stock awards, and restricted stock units granted during the nine months ended September 30, 2012 and 2011 was $67.3 million and $0.8 million, respectively.  The total fair value of restricted stock awards and restricted stock units that vested during the nine months ended September 30, 2012 and 2011 was $3.5 million and $3.9 million, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2012, there was $13.4 million of total unrecognized compensation expense related to stock, restricted stock awards, and restricted stock units which is expected to be recognized over a weighted-average period of 0.7 years.

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

During the nine months ended September 30, 2012, approximately 2,000 DSUs were granted at a weighted-average grant date fair value of $48.40 per unit.  The total grant date fair value of DSUs granted during the nine months ended September 30, 2012 was $0.1 million.  During the nine months ended September 30, 2011, no DSUs were granted.

As of September 30, 2012, there was no unrecognized compensation expense related to the outstanding DSUs.

Dividend Equivalent Rights

On February 8, 2012, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options.  At February 8, 2012, approximately 5.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock.  Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash.  Generally, holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015.  In August 2012, Holdings’ Board of Directors granted approximately 1.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options.

The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval at the Company’s 2012 Annual Meeting of Stockholders of the Company’s proposal to amend the Long-Term Incentive Plan to increase the number of shares for issuance under the Long-Term Incentive Plan from 9,666,666 to 14,066,666.  On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance.  We recorded $4.0 million of stock-based compensation for the DER grants during the nine-month period ended September 30, 2012.

Employee Stock Purchase Plan

On September 15, 2010, Holdings’ Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the “ESPP”) under Section 423 of the Internal Revenue Code.  On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective.  The ESPP allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period.  Amounts accumulated through participants’ payroll deductions (“purchase rights”) are used to purchase shares of common stock at the end of each purchase period.  Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011.  Holdings’ common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.  At September 30, 2012, we had 968,000 shares available for purchase pursuant to the ESPP.

In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to the purchase rights was recognized based on their intrinsic value for the nine-month offering periods ended

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2012 and 2011.  During the nine-month period ended September 30, 2012 and 2011, we recognized $0.3 million and $0.2 million of stock-based compensation expense relating to the ESPP, respectively.

As of September 30, 2012, 9,000 purchase rights were outstanding under the ESPP.  The total intrinsic value of purchase rights exercised during the nine-month period ended September 30, 2012 was $0.1 million.

During the three-month and nine-month periods ended September 30, 2012 and 2011, stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Long-Term Incentive Plan	$12,708	$6,612	$44,625	$34,156
Employee Stock Purchase Plan	43	40	259	160
Total Stock-Based Compensation	$12,751	$6,652	$44,884	$34,316

3.                                Disposition of Parks

As of September 30, 2012 and December 31, 2011, there were no assets or liabilities held for sale related to any of our parks that were sold in previous years, excluding contingent liabilities discussed in Note 7.

The following table summarizes our income (loss) from discontinued operations for the three-month and six-month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue	$—	$—	$—	$—
Decrease (increase) in contingent liabilities from sale indemnities	7,209	(11)	7,157	(113)
Income (loss) from discontinued operations	$7,209	$(11)	$7,157	$(113)

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Derivatives recorded at fair value in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Derivative Assets
	September 30, 2012	December 31, 2011
Derivatives Designated as Cash Flow Hedges
Interest rate contract — current	$11	$—
Interest rate contract — non-current	50	—
	$61	$—

At September 30, 2012 and December 31, 2011, we held no derivative liabilities.  At September 30, 2012 and December 31, 2011, we held no derivatives not designated as hedging instruments.

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

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows (in thousands):

Three Months Ended September 30, 2012 and 2011

Derivatives Designated as Cash Flow Hedges	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011

Interest rate contract	$(187)	$—	$(8)	$—	$—	$—
Total	$(187)	$—	$(8)	$—	$—	$—

Nine Months Ended September 30, 2012 and 2011

Derivatives Designated as Cash Flow Hedges	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011

Interest rate contract	$(837)	$—	$(8)	$—	$—	$—
Total	$(837)	$—	$(8)	$—	$—	$—

As of September 30, 2012, approximately $353,000 of unrealized losses associated with our interest rate contract derivative instrument is expected to be reclassified from AOCI to operations during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B.  For the three-month and nine-month periods ended September 30, 2012, no hedge ineffectiveness was recorded for the interest rate agreement.

5.                                      Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following table and accompanying information present the estimated fair values of our financial instruments at September 30, 2012 and December 31, 2011 and classification of such instruments in accordance with FASB ASC 820, Fair Value Measurements (in thousands):

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$15,914	15,914	$513	513
Derivative instruments	61	61	—	—
Long-term debt (including current portion)	(955,002)	(959,260)	(957,236)	(951,306)

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

At September 30, 2012 and December 31, 2011, no advances under the Revolving Loan were outstanding (excluding letters of credit in the amount of $18.2 million and $31.2 million, respectively).  Interest on the Revolving Loan accrues at an annual rate of LIBOR + an applicable margin with an unused commitment fee based on our senior secure leverage ratio.  At September 30, 2012, the Revolving Loan unused commitment fee was 0.50%.  The principal amount of the Revolving Loan is due and payable on December 20, 2016.

At September 30, 2012 and December 31, 2011, $72.2 million and $75.0 million of the Term Loan A was outstanding, respectively.  Interest on the Term Loan A accrues at an annual rate of LIBOR + an applicable margin based on our senior secure leverage ratio.  At September 30, 2012 and December 31, 2011, the Term Loan A interest rate was 2.55% and 2.55%, respectively.  Beginning on March 31, 2012, the Term Loan A amortizes in quarterly installments as follows: (i) $937,500 per quarter in year 1, (ii) $1,875,000 per quarter in years 2 and 3, (iii) $2,812,500 per quarter in year 4 and (iv) $3,750,000 per quarter in year 5 with all remaining outstanding principal due and payable on December 20, 2016.

At September 30, 2012 and December 31, 2011, the full amount of the $860.0 million Term Loan B was

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

outstanding.  Interest on the Term Loan B accrues at an annual rate of LIBOR + an applicable margin, with a 1.0% LIBOR floor, based on our senior secure leverage ratio.  In March 2012, we entered into a floating-to-fixed interest rate agreement in order to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B.  The interest rate agreement capped the LIBOR component of the interest rate at 1.00% (see Note 4).  At September 30, 2012 and December 31, 2011, the Term Loan B interest rate was 4.25%.  Beginning on March 31, 2013, the Term Loan B will amortize in quarterly installments of $2.2 million with all remaining outstanding principal due and payable on December 20, 2018.

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

HWP Refinance Loan

On November 5, 2007, HWP entered into a $33.0 million term loan (the “Refinance Loan”) retiring (i) the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

$31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $0.9 million and $0.5 million at September 30, 2012 and December 31, 2011, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

As a result of the Chapter 11 Filing, the Refinance Loan lender was permitted to accelerate payment thereof and therefore we classified the balance in current portion of long-term debt on the condensed consolidated balance sheets.  In July 2012, we received a waiver from the Refinance Loan lender and have reclassified the long-term portion of the Refinance Loan to long-term debt on the 2012 condensed consolidated balance sheet.

Long-Term Indebtedness Summary

At September 30, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Term Loan A	$72,188	$75,000
Term Loan B	860,000	860,000
HWP Refinance Loan	31,232	31,546
Net discount	(8,418)	(9,310)
Long-term debt	955,002	957,236
Less current portion	(13,418)	(35,296)
Total long-term debt	$941,584	$921,940

7.                                Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $65.1 million in 2012 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2012, our share of the distribution will be approximately $28.3 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to purchase a maximum amount of 5% per year (accumulating to the extent not purchased in any given year) of the total limited partnership units outstanding as of the date of the agreements (the “Partnership Agreements”) that govern the partnerships (to the extent tendered by the unit holders).  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the Partnership Agreements) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the “Specified Prices”).  As of September 30 2012, we owned approximately 30.5% and 53.0% of the Georgia limited partner interests and Texas limited partner interests,

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

respectively.  The remaining redeemable units of approximately 69.5% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $348.2 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

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

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities.  Pursuant to our agreement with Time Warner, we have deposited into escrow $15.0 million as a source of funds in the event Timer Warner Inc. is required to honor its guarantee, which is reflected in restricted-use investment securities on our September 30, 2012 condensed consolidated balance sheet.  In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner.  In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner.  If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.

During the 2011 season, we incurred $11.2 million of capital expenditures at these parks and we intend to incur approximately $5.0 million of capital expenditures at these parks for the 2012 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  During the 2011 season, the two partnerships generated approximately $61.1 million of cash from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings.  At September 30, 2012 and December 31, 2011, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

Insurance

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry.  We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence.  For incidents arising after November 15, 2003, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks.  Defense costs are in addition to these retentions.  In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year.  For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico.  Our deductible after November 15, 2003 is $0.75 million for workers’ compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003).  Our general liability policies cover the cost of punitive damages only in certain jurisdictions.  Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

insured retention contingencies.  We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry.  The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards.  Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

water park.  In July 2012, the Refinance Loan lender waived the technical default that would have allowed them to accelerate the payment of the Refinance Loan.

Tax and other contingencies

At September 30, 2012 and December 31, 2011, we have accrued liabilities for tax and other indemnification contingencies of $0.5 million and $7.9 million, respectively, related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.  Several of these contingencies were reversed as a result of favorable judicial rulings during the third quarter of 2012, which resulted in $7.2 million of income from discontinued operations in the period.

8.                                      Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the third parties’ share of the assets of the three parks that are less than wholly owned, SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).  The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2012	$440,427
Purchase of redeemable units of SFOT and SFOG	(2,033)
Fresh start accounting fair market value adjustment for purchased units	(453)
Net income attributable to redeemable noncontrolling interests	36,840
Distributions to redeemable noncontrolling interests	(18,419)
Balance at September 30, 2012	$456,362

See Notes 6 and 7 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.  The redemption value of the partnership units at September 30, 2012 and December 31, 2011 is approximately $348.2 million and $350.2 million, respectively.

Noncontrolling interests represent the non-affiliated parties’ share of the assets of HWP.  At September 30, 2012 and December 31, 2011, our ownership interest in the HWP joint venture is approximately 49%.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2012	$3,670
Net income attributable to noncontrolling interests	719
Distributions to noncontrolling interests	—
Balance at September 30, 2012	$4,389

In June 2007, we acquired a 40% interest in a venture that owned 100% of dick clark productions, inc. (“DCP”).  The other investor in the venture, Red Zone Capital Partners II, L.P. (“Red Zone”), is managed by two of our former directors, Daniel M. Snyder and Dwight C. Schar.  During the fourth quarter of 2007, an additional third party investor purchased approximately 2.0% of the interest in DCP from us and Red Zone.  Our ownership interest in the venture is approximately 39.2% at September 30, 2012 and December 31, 2011.  During the third quarter of 2012, the venture sold DCP to a third party.  We received approximately $70.0 million for our portion of the proceeds from the sale on October 1, 2012.  We recorded a gain of approximately $67.0 million after recovering our $2.5 million investment and a $0.5 million license that allowed us to air DCP shows at our parks.  We had accounted for our investment in the venture under the equity method and included our investment of $4.7 million as of December 31, 2011 in deposits and other assets in the condensed consolidated balance sheets.

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

The following table presents segment financial information and a reconciliation of the primary segment performance measure to income (loss) from continuing operations before income taxes for the three-month and nine-month periods ended September 30, 2012 and 2011 (in thousands).  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Theme park revenues	$485,143	$475,605	$926,413	$875,613
Theme park cash expenses	(200,582)	(197,359)	(509,846)	(497,870)
Aggregate park EBITDA	284,561	278,246	416,567	377,743
Equity in income of investee — EBITDA	288	737	5,520	4,591
Corporate expenses	(8,002)	(9,431)	(30,908)	(29,605)
Stock-based compensation	(12,751)	(6,652)	(44,884)	(34,316)
Other (expense) income, net	(832)	340	(295)	193
Equity in loss of investee — depreciation and other expense	(1,940)	(1,503)	(7,742)	(7,604)
Depreciation and amortization	(35,312)	(41,832)	(112,722)	(127,361)
Loss on disposal of fixed assets	(5,192)	(2,190)	(7,647)	(6,105)
Gain on the sale of investee	67,041	—	67,041	—
Reorganization items, net	(659)	(609)	(1,708)	(1,443)
Restructure recovery (costs)	—	202	47	(25,146)
Interest expense	(11,627)	(16,682)	(34,756)	(49,960)
Interest income	208	186	522	682
Income from continuing operations before income taxes	$275,783	$200,812	$249,035	$101,669

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the nine-month periods ended September 30, 2012 and 2011:

	(in thousands)
	Domestic	Foreign	Total
2012
Long-lived assets	$2,165,406	110,590	2,275,996
Revenue	841,922	84,491	926,413
Income from continuing operations before income taxes and discontinued operations	228,765	20,270	249,035

2011
Long-lived assets	$2,227,719	107,702	2,335,421
Revenue	786,726	88,887	875,613
Income from continuing operations before income taxes and discontinued operations	78,008	23,661	101,669

Long-lived assets include property and equipment and intangible assets.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10.                               Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.  The following summarizes our pension costs during the three-month and nine-month periods ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$288	$263	$863	$788
Interest cost	2,307	2,435	6,920	7,306
Expected return on plan assets	(2,746)	(2,666)	(8,237)	(7,997)
Amortization of net actuarial loss	166	—	499	—
Total net periodic cost	$15	$32	$45	$97

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Discount rate	4.30%	5.40%	4.30%	5.40%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%

Employer Contributions

During the nine months ended September 30, 2012 and 2011, we made pension contributions of $6.1 million and $2.7 million, respectively.

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

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the nine months ended September 30, 2012, Holdings repurchased approximately 2.1 million shares at a cumulative price of approximately $98.4 million and at an average price per share of approximately $47 under the Second Stock Repurchase Plan.  As of September 30, 2012, approximately $151.6 million remains available for future repurchases under the Second Stock Repurchase Plan.

12.                               Subsequent Event

During October 2012, Holdings used the approximately $70 million of cash proceeds related to the sale of DCP to repurchase approximately 1.1 million shares of common stock pursuant to the Second Stock Repurchase Plan at an average price per share of approximately $62.  As of October 23, 2012,  approximately $82.4 million remains available for future repurchases under the Second Stock Repurchase Plan.

On October 24, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.60 per common share to $0.90 per common share.  The fourth quarter 2012 dividend of $0.90 per common share will be paid on December 10, 2012 to stockholders of record on November 27, 2012.

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

Results of operations for the nine-month periods ended September 30, 2012 and 2011 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from the sale of tickets for entrance to our parks (approximately 54% of total revenues in the nine-month periods ended September 30, 2012 and 2011) and the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, as well as sponsorship, licensing and other fees.

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

In February 2011, we initiated a stock repurchase plan (the “First Stock Repurchase Plan”), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period, as a sound use of our cash and a responsible way to enhance shareholder value.  During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million under the First Stock Repurchase Plan.  As of December 31, 2011, the First Stock Repurchase Plan was substantially completed.  On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the

“Second Stock Repurchase Plan”).  During the nine months ended September 30, 2012, Holdings repurchased approximately 2,077,000 shares at a cumulative price of approximately $98.4 million and at an average price per share of approximately $47 under the Second Stock Repurchase Plan.

In September 2012, dick clark productions, inc. (“DCP”) was sold to a third party and we received approximately $70.0 million as a result of our approximately 39.2% interest in the venture that owned 100% of DCP.  We recorded a gain of approximately $67.0 million after recovering our $2.5 million investment and a $0.5 million license that allowed us to air DCP shows at our parks.

On October 24, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.60 per share of common stock to $0.90 per share.  The fourth quarter 2012 dividend of $0.90 per share of common stock will be paid on December 10, 2012 to stockholders of record on November 27, 2012.

On February 8, 2012, Holdings’ Board of Directors approved an increase to the quarterly cash dividend from $0.06 per share to $0.60 per share of common stock.  In connection with the February 2012 dividend increase, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options.  At February 8, 2012, approximately 5.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the DERs’ accumulated accrued dividends in either cash or shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015.  See Note 2(i) to the condensed consolidated financial statements for additional information.

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

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Summary of Operations

Summary data for the three-month periods ended September 30, 2012 and 2011 were as follows (in thousands, except per capita total revenue and percentage changes):

	Three-Month Period Ended September 30,		Percentage
	2012	2011	Change (%)
Total revenues	$485,143	$475,605	2
Operating expenses	132,737	130,417	2
Selling, general and administrative	54,115	48,431	12
Costs of products sold	34,483	34,594	—
Depreciation and amortization	35,312	41,832	(16)
Loss on disposal of assets	5,192	2,190	137
Gain on sale of investee	(67,041)	—	N/M
Interest expense, net	11,419	16,496	(31)
Equity in loss of investee	1,652	766	116
Restructure recovery	—	(202)	N/M
Other expense, net	832	(340)	345
Income from continuing operations before reorganization items, income taxes and discontinued operations	276,442	201,421	37
Reorganization items, net	659	609	8
Income from continuing operations before income taxes and discontinued operations	275,783	200,812	37
Income tax expense	11,014	(10,376)	(206)
Income from continuing operations before discontinued operations	$264,769	$211,188	25

Other Data:
Attendance	11,531	11,216	3
Total revenue per capita	$42.07	$42.40	(1)

Results of Operations

Total revenues in the third quarter of 2012 totaled $485.1 million compared to $475.6 million for the third quarter of 2011, representing a 2% increase.  The increase in revenues is attributable to a 0.3 million (3%) increase in attendance partially offset by a $0.33 (1%) decrease in total revenue per capita (representing total revenues divided by total attendance).  The increase in attendance was achieved despite the unfavorable weekend calendar shift, and the timing of the July 4th holiday in the current period versus the prior year period, primarily because of our strategy to increase season pass sales and the successful marketing of our new rides and attractions.  On average, season pass holders spend less per visit than a single-day visitor, but generate more revenue, profit and cash flow for us over an entire season.  The decrease in total revenue per capita was driven by a $0.28 (1%) decrease in per capita guest spending (which excludes sponsorship, licensing, Six Flags Great Escape Lodge and Indoor Waterpark accommodations and other fees) to $40.56 from $40.84 in the third quarter of 2011 as well as a decrease in sponsorship, licensing and other fees.  Admissions revenue per capita slightly increased by $0.03 (0%) in the third quarter of 2012 compared to the prior year period, reflecting higher admissions pricing offset by a significantly higher mix of season pass attendance.  The increase in attendance increased revenues in most in-park spending areas (food and beverage, parking, rentals and retail), but the high mix of season pass attendance coupled with the negative foreign exchange rate impact on in-park per capita spending related to our parks located in Mexico City and Montreal caused our non-admissions per capita guest spending to decrease $0.30 (2%) in the third quarter of 2012, compared to the third quarter of 2011.

Operating expenses for the third quarter of 2012 increased $2.3 million (2%) compared to operating expenses in the prior year period.  The increase was primarily driven by increases in (i) salaries, wages and benefits ($2.7 million), (ii) operating tax expense caused by a timing shift of a refund received in the prior year period($1.1 million), and (iii) repair and maintenance expense primarily related to the painting of some of our rides ($0.7 million), partially offset by (i) the favorable settlement of potential claims at our parks (0.7 million), and (ii) the favorable exchange rate impact on expenses related to our parks located in Mexico City and Montreal ($0.6 million).

Selling, general and administrative expenses for the third quarter of 2012 increased $5.7 million (12%) compared to the third quarter of 2011.  The increase primarily reflects increased salaries, wages and benefits ($6.5 million) primarily related to a ($6.1 million) increase in stock-based compensation and increased advertising costs ($1.0 million), partially offset by (i) the favorable settlement of an old property claim ($1.3 million) and (ii) decreased insurance expenses ($0.4 million).

Cost of products sold in the third quarter of 2012 decreased $0.1 million (0%) compared to the same quarter of the prior year primarily due to the favorable exchange rate impact on the costs of products sold at our park located in Mexico City.

Depreciation and amortization expense for the third quarter of 2012 decreased $6.5 million (16%) compared to the prior year quarter.  The decrease in depreciation and amortization expense is attributable to property and equipment that was fully depreciated prior to the third quarter of 2012.

Loss on disposal of assets increased by $3.0 million in the third quarter of 2012 compared to the prior year quarter primarily related to the transfer of our killer whale that was located at Six Flags Discovery Kingdom to an unrelated third party.

Gain on sale of investee for the third quarter of 2012 was related to the sale of our interest in dick clark productions, inc.

Interest expense, net, decreased $5.1 million (31%) for the third quarter of 2012 compared to the prior year quarter, primarily reflecting reduced interest rates resulting from the December 2011 debt refinancing transaction.

Income tax expense was $11.0 million for the third quarter of 2012 compared to an income tax benefit of $10.4 million for the third quarter of 2011, primarily reflecting the impact of our expected utilization of net operating loss carryforwards in 2012 that will reduce the valuation allowance.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Summary of Operations

Summary data for the nine-month periods ended September 30, 2012 and 2011 were as follows (in thousands, except per capita total revenue and percentage changes):

	Nine-Month Period Ended
	September 30,		Percentage
	2012	2011	Change (%)
Total revenues	$926,413	$875,613	6
Operating expenses	339,452	328,125	3
Selling, general and administrative	176,042	166,185	6
Costs of products sold	70,144	67,481	4
Depreciation and amortization	112,722	127,361	(11)
Loss on disposal of assets	7,647	6,105	25
Gain on sale of investee	(67,041)	—	N/M
Interest expense, net	34,234	49,278	(31)
Equity in loss of investee	2,222	3,013	(26)
Restructure (recovery) costs	(47)	25,146	N/M
Other (income) expense, net	295	(193)	(253)
Income from continuing operations before reorganization items, income taxes and discontinued operations	250,743	103,112	143
Reorganization items, net	1,708	1,443	18
Income from continuing operations before income taxes and discontinued operations	249,035	101,669	145
Income tax benefit	8,452	(14,065)	(160)
Income from continuing operations before discontinued operations	$240,583	$115,734	108

Other Data:
Attendance	22,071	20,730	6
Total revenue per capita	$41.97	$42.24	(1)

Results of Operations

Total revenues for the nine months ended September 30, 2012 totaled $926.4 million compared to $875.6 million in the nine months ended September 30, 2011, representing a 6% increase.  The increase in revenues is attributable to a 1.3 million (6%) increase in attendance, partially offset by a $0.27 (1%) decrease in total revenue per capita primarily related to significantly higher mix of season pass attendance and the negative exchange rate impact on revenue at our parks located in Mexico City and Montreal.  The increase in attendance was driven by our strategy to increase season pass sales, the successful marketing of our new rides and attractions and a favorable weekend calendar shift that occurred in the current period versus the prior year period that will reverse in the fourth quarter of 2012.  Per capita guest spending decreased $0.11 (0%) to $40.00 in the nine-month period ended September 30, 2012 from $40.11 in the prior year period.  In the first quarter of 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million.  Excluding the insurance proceeds benefit and the unfavorable foreign currency exchange rate impacts, total guest spending per capita increased $0.04 (0%).

Admissions revenue per capita was flat in the nine months ended September 30, 2012 compared to the prior year period, and reflects primarily a 6% increase in attendance (primarily due to season pass visitation, which lowers per capita spending but increases overall admissions revenue) which was partially offset by (i) increased prices and reduced discounts and (ii) the ticket related portion of the Hurricane Irene insurance proceeds in the prior year period.  The increase in attendance drove increased revenues from food and beverage, rentals, parking, retail and other guest services, but the increased mix of season pass attendance and the negative foreign currency exchange rate impact related to our parks in Mexico City and Montreal resulted in a $0.10 (1%) decrease in non-admissions per capita guest spending in the nine-month period ended September 30, 2012, including the non-admission portion of the insurance proceeds.  The non-admissions per capita spending was negatively impacted by $0.15 of foreign currency exchange fluctuation at our parks in Mexico City and Montreal.

Operating expenses for the nine-month period ended September 30, 2012 increased $11.3 million (3%) compared to expenses in the prior year period.  The increase was primarily driven by (i) increases in salaries, wages and benefits ($12.7 million), (ii) an increase in operating tax expense caused by caused by a timing shift of a refund received in the prior year period($1.2 million), and (iii) a provision of $0.9 million for probable losses associated with the settlement of potential claims at two of our parks, partially offset by the favorable exchange rate impact at our parks in Mexico City and Montreal ($2.0 million).

Selling, general and administrative expenses for the nine-month period ended September 30, 2012 increased $9.9 million (6%) compared to the prior year period.  The increase reflects an increase in salaries, wages and benefits ($15.2 million) primarily related to a ($10.6 million) increase in stock-based compensation partially offset by (i) reduced insurance costs ($1.8 million), (ii) decreased advertising expenses ($1.2 million), (iii) the favorable settlement of an old property claim ($1.3 million), and (iv) the favorable exchange rate impact at our parks in Montreal and Mexico City ($0.8 million).

Cost of products sold in the nine-month period ended September 30, 2012 increased $2.7 million (4%) compared to the prior year period primarily due to increased revenues in food and beverage and retail.

Depreciation and amortization expense for the nine-month period ended September 30, 2012 decreased $14.6 million (11%) compared to the prior year period.  The decrease in depreciation and amortization expense is attributable to property and equipment that was fully depreciated prior to the nine months ended September 30, 2012.

Loss on disposal of assets increased by $1.5 million in the nine-month period ended September 30, 2012 compared to the prior year period primarily related to the loss associated with the relocation of our killer whale formerly located at Six Flags Discovery Kingdom to an unrelated third party, partially offset by a gain recognized from insurance proceeds received in the first quarter of 2012 for certain assets damaged by Hurricane Irene during the third quarter of 2011.

Gain on sale of investee for the third quarter of 2012 was related to the sale of our interest in dick clark productions, inc.

Interest expense, net, decreased $15.0 million (31%) for the nine-month period ended September 30, 2012 compared to the prior year period, primarily reflecting reduced interest rates resulting from the December 2011 debt refinancing transaction.

Restructure costs of $25.1 million were incurred in the nine months ended September 30, 2011, while a small restructure recovery occurred during nine-month period ended September 30, 2012.  During the nine months ended September 30, 2011, restructure costs incurred were attributable to a $23.7 million settlement reached with our former Executive Vice President and Chief Financial Officer in May 2011.  During the nine months ended September 30, 2011, we recorded $25.3 million of restructuring charges to reflect the full settlement and related costs after consideration of amounts previously accrued.

Income tax expense was $8.5 million for the nine months ended September 30, 2012 compared to an income tax benefit of $14.1 million in the prior year period, primarily reflecting the higher pre-tax gain in 2012 versus the prior year period and the impact of our expected utilization of net operating loss carryforwards in 2012 that will reduce the valuation allowance.

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

In February 2012, Holdings’ Board of Directors increased the quarterly cash dividend from $0.06 per share of common stock to $0.60 per share.  During the nine-month periods ended September 30, 2012 and 2011, Holdings paid $96.7 million and $6.5 million, respectively, in cash dividends on its common stock.  On October 24, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.60 per share of common stock to $0.90 per share.  The fourth quarter 2012 dividend of $0.90 per share of common stock will be paid on December 10, 2012 to stockholders of record on November 27, 2012.  The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors.  We currently anticipate paying approximately $145 million in cash dividends on our common stock for the 2012 calendar year.

In February 2011, we initiated the First Stock Repurchase Plan, which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period.  During the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million and the First Stock Repurchase Plan was substantially completed.  On January 3, 2012, Holdings’ Board of Directors approved the Second Repurchase Plan, which permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period.  During the nine months ended September 30, 2012, Holdings repurchased approximately 2,077,000 shares at a cumulative price of approximately $98.4 million and at an average price per share of approximately $47 under the Second Stock Repurchase Plan.

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

As of September 30, 2012, our total indebtedness, net of discount, was approximately $955.0 million.  Based on (i) non-revolving credit debt outstanding on September 30, 2012, (ii) anticipated levels of working capital revolving borrowings during 2012, and (iii) estimated interest rates for floating-rate debt, we anticipate annual cash interest payments will aggregate $42.0 million for the 2012 calendar year.  Under the New Credit Facility, approximately 88% of the Term Loans are not due until December 2018.  We currently plan on spending approximately 9% of revenues on capital expenditures for the 2012 calendar year.

As of September 30, 2012, we had approximately $281.4 million of unrestricted cash and $181.8 million available for borrowing under the Revolving Loan.  Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Revolving Loan, we would likely be unable to pay in full our off-season obligations.  A default under the Revolving Loan could permit the lenders under the New Credit Facility to accelerate the obligations thereunder.  The Revolving Loan expires on December 20, 2016.  The terms and availability of the New Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

For a more detailed description of our indebtedness, see Note 6 to the condensed consolidated financial statements contained in this Quarterly Report.

During the nine-month period ended September 30, 2012, net cash provided by operating activities before reorganization items was $332.4 million.  Net cash used in investing activities in the nine-month period ended September 30, 2012 was $93.7 million, consisting primarily of $80.6 million in capital expenditures and $15.4 million in purchases of restricted-use investment securities primarily related to the $15.0 million we were required to deposit into escrow as a source of funds in the event Time Warner Inc. is required to honor its guarantee under the Subordinated Indemnity Agreement (see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report), partially offset by insurance proceeds from insurance claims related to Hurricane Irene.  Net cash used in financing activities in the nine-month period ended September 30, 2012 was $189.7 million, primarily attributable to (i) stock repurchases totaling $98.4 million, (ii) the payment of $96.7 million in cash dividends, and (iii) the payment of our noncontrolling interest distributions ($18.4 million), partially offset by proceeds from stock option exercises ($30.4 million).

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, there have been no material changes in our market risk exposure from that disclosed in the 2011 Annual Report.

Item 4.                   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2012, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2011 Annual Report and in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.  There are no material developments concerning our legal proceedings during the quarter ended September 30, 2012.

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

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the three months ended March 31, 2012, Holdings repurchased approximately 970,000 shares at a cumulative price of approximately $44.5 million.  The following table sets forth information regarding purchases of Holdings’ common stock during the three-month period ended September 30, 2012.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
July 1, 2012 to July 31, 2012	—	$—	—	$151,599,000
Month 2
August 1, 2012 to August 31, 2012	—	—	—	151,599,000
Month 3
September 1, 2012 to September 30, 2012	—	—	—	151,599,000
Total	—	$—	—	$151,599,000

During October 2012, Holdings used the approximately $70 million of cash proceeds related to the sale of DCP to repurchase approximately 1.1 million shares of common stock pursuant to the Second Stock Repurchase Plan at an average price per share of approximately $62.  As of October 23, 2012, approximately $82.4 million remains available for future repurchases under the Second Stock Repurchase Plan.

Item 6.  Exhibits

Exhibit 10.1†

Retirement Agreement, by and between Alexander Weber, Jr. and Six Flags Entertainment Corporation, dated September 14, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on September 19, 2012)

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

SIX FLAGS ENTERTAINMENT CORPORATION (Registrant)

/s/ James Reid-Anderson
James Reid-Anderson Chairman, President and Chief Executive Officer

/s/ John M. Duffey
John M. Duffey Executive Vice President and Chief Financial Officer

Date:  November 2, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1†

Retirement Agreement, by and between Alexander Weber, Jr. and Six Flags Entertainment Corporation, dated September 14, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on September 19, 2012)

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