Form 10-K
period 2012-12-31
Six Flags Entertainment Corp
filed 2013-02-27
CIK 701374

Use these links to rapidly review the document

PART IV
SIX FLAGS ENTERTAINMENT CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         On the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2,097.7 million based on the closing price ($54.18) of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No

         On February 26, 2013, there were 50,234,485 shares of common stock, par value $0.025, of the registrant issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2013 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2012 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods.

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

  •
  recall of food, toys and other retail products which we sell;

  •
  accidents occurring at our parks or other parks in the industry;

  •
  inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

  •
  adverse weather conditions such as excess heat or cold, rain, and storms;

  •
  general financial and credit market conditions;

  •
  economic conditions (including customer spending patterns);

  •
  changes in public and consumer tastes;

  •
  construction delays in capital improvements or ride downtime;

  •
  competition with other theme parks and other entertainment alternatives;

  •
  dependence on a seasonal workforce;

  •
  pending, threatened or future legal proceedings and the significant expenses associated with litigation; and

  •
  other factors described in "Risk Factors" in Part I. Item 1A of this Annual Report on Form 10-K.

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

*        *        *        *        *

        As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms "we," "our," "Six Flags" and "SFEC" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to its consolidated subsidiaries. As used herein, "SFI" means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation. As used herein, the "Company" refers collectively to SFI or Holdings, as the case may be, and its consolidated subsidiaries.

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

PART I

ITEM 1.    BUSINESS

Introduction

        We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 18 regional theme and water parks, 16 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. Our U.S. theme parks serve the top 10 designated market areas. Our diversified portfolio of North American theme parks serves an aggregate population of approximately 100 million people and 160 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the United States.

        Our parks occupy approximately 4,500 acres of land, and we own approximately 1,100 acres of other potentially developable land. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2012, our parks offered approximately 800 rides, including over 120 roller coasters, making us the leading provider of "thrill rides" in the industry.

        In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 16 of our parks are branded as "Six Flags" parks.

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

        We believe that our parks benefit from limited direct theme park competition. A limited supply of real estate appropriate for theme park development, substantial initial capital investment requirements, and long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of our own and other regional theme parks, we estimate it would cost $300 million to $500 million and would take a minimum of two years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.

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

    On the Effective Date, Holdings issued an aggregate of 54,777,778 shares of common stock at $0.025 par value as follows: (i) 5,203,888 shares of common stock to the holders of unsecured claims against SFI, (ii) 4,724,618 shares of common stock to certain holders of the 12 1/4 Notes due 2016 (the "2016 Notes") in exchange for such 2016 Notes in the aggregate amount of $69.5 million, (iii) 34,363,950 shares of common stock to certain "accredited investors" that held unsecured claims who participated in a $505.5 million rights offering, (iv) 6,798,012 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $75.0 million, (v) 3,399,006 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $50.0 million and (vi) 288,304 shares of common stock were issued to certain other equity purchasers as consideration for their commitment to purchase an additional $25.0 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings' Board of Directors (the "Delayed Draw Equity Purchase"). On June 1, 2011, the Delayed Draw Equity Purchase option expired. These share amounts have been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 12 to the Consolidated Financial Statements.

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

    On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the "2011 Credit Facility"), which replaced the First Lien Amendment and related facilities. The 2011 Credit Facility was comprised of a $200.0 million revolving credit loan facility (the "2011 Revolving Loan"), a $75.0 million Tranche A Term Loan facility (the "Term Loan A") and an $860.0 million Tranche B Term Loan facility (the "Term Loan B" and together with the Term Loan A, the "2011 Term Loans"). In certain circumstances, the Term Loan B can be increased by $300.0 million. In connection with the 2011 Credit Facility, we terminated the Senior Credit Facility, repaid in full the $950.0 million Senior Term Loan, and recorded a $42.2 million loss on debt extinguishment for the year ended December 31, 2011.

    On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800 million of senior unsecured notes, (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters, and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points. In connection with the 2012 Credit Facility Amendment, the issuance of the $800.0 million of senior unsecured notes and the repayment of the Term Loan A and a portion of the Term Loan B, we recorded a $0.6 million loss on debt extinguishment for the year ended December 31, 2012.

    Also on the Effective Date, SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc. (collectively, the "TW Borrowers") entered into a credit agreement with TW-SF, LLC comprised of a $150.0 million multi-draw term loan facility (the "TW Loan") for use with respect to the Partnership Parks "put" obligations. On December 3, 2010, the TW Borrowers entered into an amendment to the TW Loan primarily to conform to the new terms under the First Lien Amendment in certain respects. No borrowings occurred during 2011 or 2010 under the TW Loan. On December 20, 2011, in connection with the 2011 Credit Facility, we terminated the TW Loan and recorded a $4.3 million loss on debt extinguishment for the year ended December 31, 2011.

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

Description of Parks

        The following chart summarizes key business information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
Six Flags America Largo, MD	515 acres—combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (8) and Baltimore (27)	7.6 million—50 miles 12.9 million—100 miles	Kings Dominion/Doswell, VA (near Richmond)/120 miles; Hershey Park/Hershey, PA/125 miles; Busch Gardens/Williamsburg, VA/175 miles
Six Flags Discovery Kingdom Vallejo, CA	135 acres—theme park plus marine and land animal exhibits	San Francisco/ Oakland (6) and Sacramento (20)	5.9 million—50 miles 11.1 million—100 miles
Aquarium of the Bay at Pier 39/San Francisco, CA/30 miles; Academy of Science Center/San Francisco, CA/30 miles; California Great America/Santa Clara, CA/60 miles; Gilroy Gardens/Gilroy, CA/100 miles; Outer Bay at Monterey Bay Aquarium/Monterey, CA/130 miles
Six Flags Fiesta Texas San Antonio, TX	216 acres—combination theme and water park	San Antonio (36) and Houston (10)	2.2 million—50 miles 4.1 million—100 miles	Sea World of Texas/San Antonio, TX/15 miles; Schlitterbahn/New Braunfels, TX/33 miles
Six Flags Great Adventure & Wild Safari/ Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and water park and approximately 556 acres of potentially developable land	New York City (1) and Philadelphia (4)	13.3 million—50 miles 28.0 million—100 miles	Hershey Park/Hershey, PA/150 miles; Dorney Park/Allentown, PA/75 miles; Morey's Piers Wildwood/Wildwood, NJ/97 miles; Coney Island/Brooklyn, NY/77 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 30 acres of potentially developable land	Chicago (3) and Milwaukee (34)	8.5 million—50 miles 13.4 million—100 miles	Kings Island/Cincinnati, OH/350 miles; Cedar Point/Sandusky, OH/340 miles; Wisconsin Dells Area (several water parks) /170 miles
Six Flags Magic Mountain/ Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	10.0 million—50 miles 17.7 million—100 miles
Disneyland Resort/Anaheim, CA/60 miles; Universal Studios Hollywood/Universal City, CA/20 miles; Knott's Berry Farm/Buena Park, CA/50 miles; Sea World of California/San Diego, CA/150 miles; Legoland/ Carlsbad, CA/130 miles; Soak City USA/Buena Park, CA/50 miles; Raging Waters/San Dimas, CA/50 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition/ Location/ Approximate Distance
Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	32.0 million—50 miles 33.5 million—100 miles	Mexico City Zoo, Mexico City, Mexico/14 miles; Chapultepec/Mexico City, Mexico/11 miles
Six Flags New England Agawam, MA	262 acres—combination theme and water park	Boston (7) Hartford/New Haven (30) Providence (53) Springfield (114)	3.2 million—50 miles 15.5 million—100 miles	Lake Compounce/Bristol, CT/50 miles; Canobie Lake Park/Salem, New Hampshire /140 miles
Six Flags Over Georgia Austell, GA/ Six Flags Whitewater Marietta, GA	352 acres—separately gated theme park and water park on 283 acres and 69 acres, respectively	Atlanta (9)	5.2 million—50 miles 8.2 million—100 miles
Georgia Aquarium/Atlanta, GA/20 miles; Carowinds/Charlotte, NC/250 miles; Alabama Adventure/Birmingham, AL/160 miles; Dollywood and Splash Country/Pigeon Forge, TN/200 miles; Wild Adventures/Valdosta, GA/240 miles
Six Flags Over Texas/ Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.2 million—50 miles 7.4 million—100 miles	Sea World of Texas/San Antonio, TX/285 miles; NRH2O Waterpark/Richland Hills, TX/13 miles; The Great Wolf Lodge/Grapevine, TX/17 miles; Hawaiian Falls Waterpark/Mansfield, TX/16 miles
Six Flags St. Louis Eureka, MO	503 acres—combination theme and water park and approximately 220 acres of potentially developable land	St. Louis (21)	2.7 million—50 miles 3.8 million—100 miles	Worlds of Fun/Kansas City, MO/250 miles; Silver Dollar City/Branson, MO/250 miles; Holiday World/Santa Claus, IN/150 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	1.6 million—50 miles 3.8 million—100 miles	Quebec City Waterpark/Quebec City, Canada/130 miles; Canada's Wonderland/370 miles
The Great Escape and Splashwater Kingdom/ Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (58)	1.0 million—50 miles 3.0 million—100 miles	Darien Lake/Darien Center, NY/311 miles

*
Based on a September 22, 2012 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

        In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings). In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to the Partnership Parks. These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $66.3 million in 2013 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2012, our share of the distribution will be approximately $28.8 million), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, and (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Prices described below.

        After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

        The purchase price for the annual offer to purchase limited partnership units in the Partnership Parks is based on the greater of (i) a total equity value of $250.0 million (in the case of SFOG) and $374.8 million (in the case of SFOT) or (ii) a value derived by multiplying the weighted-average four-year EBITDA of the park by 8.0 (in the case of SFOG) and 8.5 (in the case of SFOT) (the "Specified Prices"). As of December 31, 2012, we owned approximately 30.5% and 53.0% of the Georgia limited partner units and Texas Limited Partner units, respectively. In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices set forth above, increased by a cost of living adjustment. The maximum number of units that we could be required to purchase for both parks in 2013 would result in an aggregate payment by us of approximately $348.2 million, representing 69.5% and 47.0% of the units of the Georgia limited partner and the Texas limited partner, respectively.

        In connection with our acquisition of Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred approximately $6.2 million of capital expenditures at the Partnership Parks for the 2012 season and intend to incur approximately $16.0 million of capital expenditures at these parks for the 2013 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $52.8 million of cash in 2012 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. At December 31, 2012 and 2011, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

        Pursuant to the 2012 annual offer, we purchased 0.79 units from the Georgia partnership and 0.05 units from the Texas partnership for approximately $2.0 million in May 2012. With respect to the 2012 "put" obligations, no borrowing occurred. The $300 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future "put" obligations if necessary.

Marketing and Promotion

        We attract visitors through multi-media marketing and promotional programs for each of our parks. The programs are designed to enhance the Six Flags brand name and are tailored to address the different characteristics of our various markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. These initiatives are supervised by our Senior Vice President, Marketing, with the assistance of our senior management and advertising and promotion agencies.

        We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.

        Group sales represented approximately 25%, and 28%, respectively, of the aggregate attendance in the 2012 and 2011 seasons at our parks. Each park has a group sales manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.

        Season pass sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. In general, a season pass attendee contributes higher aggregate profitability to the Company over the course of a year compared to a single day ticket visitor because a season pass holder pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2012 and 2011 seasons, season pass attendance constituted approximately 44% and 35%, respectively, of the total attendance at our parks.

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

Licenses

        We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain

Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to annual license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

        In connection with our investment in dick clark productions, inc. ("DCP"), we obtained a license to use stills and clips from the DCP library, which included the Golden Globes, the American Music Awards, the Academy of Country Music Awards, So You Think You Can Dance, American Bandstand and Dick Clark's New Year's Rockin' Eve, in our parks as well as for the promotion and advertising of our parks. In certain cases, our right to use these properties was subject to the consent of third parties with interests in such properties. The term of the license was for the longer of seven years or the date that we ceased to hold 50% of our original investment in DCP. We discontinued using these stills and clips in our parks at the end of the 2011 season. During the third quarter of 2012, the venture that we invested in to obtain our interest in DCP, sold DCP to a third party. We received approximately $70.0 million for our portion of the proceeds from the sale on October 1, 2012, and an additional $0.3 million on January 28, 2013. We recorded a gain of approximately $67.3 million after recovering our $2.5 million investment and the $0.5 million license that allowed us to air DCP shows at our parks. There are several items that are being resolved related to the sale. As a result, some of the sale proceeds are being held in escrow to be released at later dates. If all of these items result in favorable outcomes, we would receive up to $10 million of additional proceeds from the sale. We had accounted for our investment in the venture under the equity method and included our investment of $4.7 million as of December 31, 2011 in deposits and other assets in the condensed consolidated balance sheet.

Park Operations

        We currently operate in geographically diverse markets in North America. Each park is managed by a park president who reports to a senior vice president of the Company. The park presidents are responsible for all operations and management of the individual parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

        Each park president directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance, in-park food, beverage, merchandising and games, marketing and promotion, sponsorships, human resources and finance. Finance directors at our parks report to a corporate vice president of the Company, and with their support staff provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenues and free cash flow.

        Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open weekends prior to and following their daily seasons, often in conjunction with themed events, such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

        See Note 17 to the Consolidated Financial Statements for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements

        We regularly make capital investments for new rides and attractions in our parks that, in total, approximate 9% of revenue annually. We purchase both new and used rides and attractions. In addition, we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to draw higher attendance and encourage longer visits, which can lead to higher in-park sales.

        During 2012, we (i) added the world's tallest vertical drop ride at Six Flags Magic Mountain (Valencia, CA) and a new launch coaster at Six Flags Discovery Kingdom (Vallejo, CA); (ii) added a new wing coaster at Six Flags Great America (Gurnee, IL) and a colossal boomerang coaster at Six Flags New England (Agawam, MA); (iii) introduced a stand-up coaster to Six Flags America (outside Washington D.C.); (iv) added a giant swing ride at Six Flags Great Adventure (Jackson, NJ), Six Flags Fiesta Texas (San Antonio, TX), and La Ronde (Montreal, Canada); (v) added a looping body slide at Six Flags Hurricane Harbor (Eureka, MO) and added a King Cobra waterslide at Six Flags Hurricane Harbor (Jackson, NJ) as well as a Nordic-themed waterslide complex at The Great Escape and Splashwater Kingdom (Queensbury, NY); (vi) added a variety of family rides, shows and attractions at several parks, including Six Flags Mexico (Mexico City, Mexico), La Ronde (Montreal, Canada), Six Flags Over Texas (Arlington, TX), Six Flags Fiesta Texas (San Antonio, TX), and a 45th anniversary tribute at Six Flags Over Georgia (Austell, GA); (vii) continued our targeted marketing strategies including focusing on our breadth of product and value proposition; (viii) maintained focus on containing our operating expenses; (ix) continued our more targeted approach to ticket discounting; (x) improved and expanded upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth; and (xi) continued our efforts to grow profitable sponsorship and international revenue opportunities. Additionally in 2012, for the second year in a row, we attained record guest satisfaction scores in several categories including overall guest satisfaction, cleanliness, safety, and value perception, based on guest surveys.

        Planned initiatives for 2013 include: (i) adding the world's tallest and fastest looping coaster at Six Flags Magic Mountain (Valencia, CA) and the world's tallest swing ride at Six Flags Over Texas (Arlington, TX); (ii) adding a boomerang coaster at Six Flags St. Louis (Eureka, MO) and re-introducing the New Iron Rattler at Six Flags Fiesta Texas (San Antonio, TX); (iii) introducing the new Safari Off Road Adventure at Six Flags Great Adventure (Jackson, NJ); (iv) adding a giant swing ride at Six Flags Over Georgia (Austell, GA); (v) adding water slide complexes with drop capsules at Six Flags New England (Springfield, MA) and Six Flags America (outside Washington, D.C.), a mat racer waterslide at Six Flags Hurricane Harbor (Jackson, NJ) as well as a twisting waterslide at Six Flags White Water Atlanta (Marietta, GA); (vi) adding a spinning coaster at Six Flags Mexico (Mexico City, Mexico); (vii) adding a variety of family rides, shows and attractions at several parks, including La Ronde (Montreal, Canada), Six Flags Great America (Gurnee, IL), Six Flags Discovery Kingdom (Vallejo, CA), and The Great Escape (Queensbury, NY); (viii) continuing our targeted marketing strategies including focusing on our breadth of product and value proposition; (ix) maintaining focus on containing our operating expenses; (x) continuing our more targeted approach to ticket discounting; (xi) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth and (xii) continuing our efforts to grow profitable sponsorship and international revenue opportunities.

        In addition, as part of our overall capital improvements, we generally make capital investments in the food, retail, games and other in-park areas to increase per capita guest spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience. Each year we invest in our information technology infrastructure, which helps enhance our operational efficiencies. Capital expenditures are planned on an annual basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

Maintenance and Inspection

        Rides are inspected at various levels and frequencies in accordance with manufacturer specification. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 800 full-time employees who devote substantially all of their time to maintaining the parks and our rides and attractions. In 2010, we began implementing a computerized maintenance management system across all of our parks and we are currently using this system at all of our domestic parks.

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

Insurance

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Defense costs are in addition to these retentions. In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Our deductible after November 15, 2003 is $0.75 million for workers' compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.

        The majority of our current insurance policies expire on December 31, 2013. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

Employees

        As of February 1, 2013, we employed approximately 1,900 full-time employees, and over the course of the 2012 operating season we employed approximately 39,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

        Approximately 17.8% of our full-time and approximately 12.2% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2013 (Six Flags Over Georgia), December 2014 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), and January 2015 (Six Flags Over Texas, Six Flags St. Louis and the other union at Six Flags Great Adventure). The labor agreements for La Ronde expire in various years ranging from December 2010 (currently under negotiation) through December 2015. We consider our employee relations to be good.

Executive Officers and Certain Significant Employees

        The following table sets forth the name of the members of the Company's senior leadership team, the position held by such officer and the age of such officer as of February 1, 2013. The officers of the Company are generally elected each year at the organizational meeting of Holdings' Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

Name	Age	Title
James Reid-Anderson*	53	Chairman, President and Chief Executive Officer
John M. Duffey*	52	Chief Financial Officer
Lance C. Balk*	55	General Counsel
John Bement	60	Senior Vice President, In-Park Services
Walter S. Hawrylak*	65	Senior Vice President, Administration
Michael S. Israel	46	Senior Vice President and Chief Information Officer
Tom Iven	54	Senior Vice President, Park Operations—West Coast
Nancy A. Krejsa	54	Senior Vice President, Investor Relations and Corporate Communications
David McKillips	41	Senior Vice President, Corporate Alliances
John Odum	55	Senior Vice President, Park Operations—East Coast
Brett Petit*	49	Senior Vice President, Marketing
Leonard A. Russ*	39	Vice President and Chief Accounting Officer

*
Executive Officers

        James Reid-Anderson was named Chairman, President and Chief Executive Officer of Six Flags in August 2010. Prior to joining Six Flags, Mr. Reid-Anderson was an adviser to Apollo Management L.P., a private equity investment firm, commencing January 2010, and from December 2008 to March 2010 was an adviser to the managing board of Siemens AG, a worldwide manufacturer and supplier of electronics and electrical engineering in the industrial, energy and healthcare sectors. From May through November 2008, Mr. Reid-Anderson was a member of Siemens AG's managing board and Chief Executive Officer of Siemens' Healthcare Sector, and from November 2007 through April 2008 he was the Chief Executive Officer of Siemens' Healthcare Diagnostics unit. Prior to the sale of the company to Siemens, Mr. Reid-Anderson served as Chairman, President and Chief Executive Officer of Dade Behring Holdings, Inc., a company that manufactured testing equipment and supplies for the medical diagnostics industry, which he joined in August 1996. Mr. Reid-Anderson previously held roles of increasing importance at PepsiCo, Grand Metropolitan (now Diageo) and Mobil. Mr. Reid-Anderson is a fellow of the U.K. Association of Chartered Certified Accountants and received a BCom (Hons) commerce degree from the University of Birmingham (U.K.).

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

        John Bement was named Senior Vice President, In-Park Services for Six Flags in January 2006 and is responsible for food, retail, games, rentals, parking and other services offered throughout the 18 parks. Mr. Bement began his career with Six Flags in 1967 as a seasonal employee and became full-time in 1971. He held a number of management positions at several parks including Six Flags Over Texas, Six Flags Magic Mountain, and Six Flags Great Adventure before being named Park President at Six Flags Over Georgia in 1993. In 1998, Mr. Bement was promoted to Executive Vice President of the Western Region, a post held until 2001, when he was named Executive Vice President of In-Park Services. In 2006 Mr. Bement was named Senior Vice President, and in his current role, is responsible for in-park revenues for all Six Flags properties.

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

        Michael S. Israel was named Chief Information Officer of Six Flags in April 2006 and is responsible for managing and updating the Company's Information Systems infrastructure. Mr. Israel began his career in technology sales and in 1998 became Chief Operating Officer for AMC Computer Corp.—a high-end, solutions-based systems integration consulting firm, and then served as a consultant at Financial Security Assurance from October 2004 to April 2006. Prior to this, he was Vice President of Word Pro's Business Systems for eight years. Mr. Israel holds a M.B.A. from St. John's University and a Bachelors of Business Administration degree in Marketing from The George Washington University. He also participated in the MIT Executive Program in Corporate Strategy.

        Tom Iven was named Senior Vice President, Park Operations for Six Flags' West Coast parks in May 2010. Mr. Iven began his career at Six Flags in 1976 as a seasonal employee and became a full-time employee in 1981. He held a number of management positions within several parks including Six Flags Magic Mountain and Six Flags Over Texas before being named General Manager of Six Flags St. Louis in 1998. In 2001, Mr. Iven was promoted to Executive Vice President, Western Region comprised of 17 parks, a post he held until 2006 when he was named Senior Vice President. In his current role, Mr. Iven is responsible for managing all operating functions for Six Flags' eight Western parks as well as oversight of Engineering and the Project Management Office, overseeing operating efficiency programs for all 18 parks in the Six Flags portfolio. Mr. Iven holds a B.S. degree from Missouri State University.

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

        John Odum was named Senior Vice President, Park Operations for Six Flags' East Coast parks in May 2010. Mr. Odum began his career with Six Flags in 1974 where he held multiple supervisory and management positions within the areas of Entertainment, Rides, Park Services, Security, Admissions, Food Service, Merchandise, Games & Attractions and Finance. Additionally, Mr. Odum has served as the Park President in St. Louis, San Antonio and Atlanta. In 2003, he moved into an Executive Vice President role overseeing all operations for the 10 central division parks while also assuming company-wide responsibilities for the Maintenance/Engineering Division and Capital Spending administration. In his current role, Mr. Odum is responsible for managing all operating functions for Six Flags' 10 East Coast parks as well as the oversight of Operations, Entertainment and Design for all 18 parks in the Six Flags portfolio. Mr. Odum holds a B.S. in Business Management from Presbyterian College.

        Brett Petit was named Senior Vice President, Marketing of Six Flags in June 2010. Mr. Petit has 30 years in the theme and water park industry, managing marketing strategy for more than 65 different theme parks, water parks and family entertainment centers across the country. In his role, he oversees all aspects of marketing strategy, advertising, promotions, group sales and online marketing. Prior to joining Six Flags, Mr. Petit served from March 2007 to June 2010 as Senior Vice President of Marketing & Sales for Palace Entertainment, an operator of theme parks and attractions with 38 locations hosting 14 million visitors. Before that, he worked 12 years as Senior Vice President of Marketing for Paramount Parks with over 12 million visitors and spent 13 years with Busch Entertainment Theme Parks as Marketing Vice President and Director of Sales. Mr. Petit holds a B.A. from University of South Florida.

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

Risks Relating to Our Business

General economic conditions throughout the world may have an adverse impact on our business, financial condition or results of operations.

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

Our growth strategy may not achieve the anticipated results.

        Our future success will depend on our ability to grow our business, including through capital investments to improve existing parks, rides, attractions and shows, as well as in-park services and product offerings. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations.

We may not obtain the desired improvements in operational and financial performance established in our aspirational goals, including those related to Project 500.

        From time to time we establish aspirational goals for our operational and financial performance, including the "Project 500" aspirational goal established in mid-2011 to achieve Modified EBITDA of $500 million by 2015. We may seek to reach our aspirational goals through programs targeted at our key revenue drivers, marketing programs, pricing programs, operational changes and process improvements that are intended to increase revenue, reduce costs and improve our operational and financial performance. There is no assurance that these programs, changes and improvements will be successful or that we will achieve our aspirational goals at all or in the timeframe in which we seek to achieve them.

The theme park industry competes with numerous entertainment alternatives and such competition may have an adverse impact on our business, financial condition or results of operations.

        Our parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions and vacation travel. Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment. If we are unable to compete effectively against entertainment alternatives or on the basis of principal competitive factors of the park, our business, financial condition or results of operations may be adversely affected.

We could be adversely affected by changes in public and consumer tastes.

        The success of our parks depends substantially on consumer tastes and preferences that can change in often unpredictable ways and on our ability to ensure that our parks meet the changing preferences of the broad consumer market. We carry out research and analysis before acquiring new parks or opening new rides or attractions and often invest substantial amounts before we learn the extent to which these new parks and new rides or attractions will earn consumer acceptance. If visitor volumes at our parks were to decline significantly or if new rides and entertainment offerings at our parks do not achieve sufficient consumer acceptance, revenues may decline. Our results of operations may also be adversely affected if we fail to retain long term customer loyalty or provide satisfactory customer service.

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

Our operations are seasonal.

        Our operations are seasonal. Approximately 80% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.

Local conditions, events, natural disasters, disturbances, contagious diseases and terrorist activities can adversely impact park attendance.

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

        Our business and financial results were adversely impacted by the terrorist activities occurring in the United States on September 11, 2001. Terrorist alerts and threats of future terrorist activities may adversely affect attendance at our parks. We cannot predict what effect any further terrorist activities that may occur in the future may have on our business, financial condition or results of operations.

There is a risk of accidents occurring at our parks or competing parks which may reduce attendance and negatively impact our operations.

        Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our parks and services and our corporate and management integrity. While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by our competitors, particularly accidents or injuries involving the safety of guests and employees, and the media coverage thereof, could negatively impact our brand or reputation, reduce attendance at our parks, cause a decrease in revenues and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. Our current insurance policies may not provide adequate coverage in the event we are found liable in connection with such an incident. In addition, the majority of our current insurance policies expire on December 31, 2013. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable to any subsequent insurance coverage, the level of aggregate coverage available or the availability of coverage for specific risks. If we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.

If we are not able to fund capital expenditures and invest in future attractions and projects in our parks, or unanticipated construction delays in completing such projects, or significant ride downtime, occur, these events could adversely affect our revenues.

        A principal competitive factor for a theme park is the uniqueness and perceived quality of its rides and attractions. Accordingly, the regular addition of new rides and attractions is important, and a key element for our revenue growth is strategic capital spending on new rides and attractions. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot assure that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans. In addition, any construction delays or ride downtime can adversely affect our attendance and our ability to realize revenue growth.

Our leases contain default provisions that, if enforced or exercised by the landlord, could significantly impact our operations at those parks.

        Certain of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a landlord were to terminate its lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a termination may be expensive to pursue and may divert money and management's attention from our other operations and adversely affect our business, financial condition or results of operations.

Product recalls, product liability claims and associated costs could adversely affect our reputation and our financial condition.

        We sell food, toys and other retail products, the sale of which involves legal and other risks. We may need to recall food products if they become contaminated, and we may need to recall toys, games or other retail merchandise if there is a design or product defect. Even though we are resellers of food and retail merchandise, we may be liable if the consumption or purchase of any of the products we sell causes illness or injury. A recall could result in losses due to the cost of the recall, the destruction of product and lost sales due to the unavailability of product for a period of time. A significant food or retail product recall could also result in adverse publicity, damage to our reputation and loss of consumer confidence in our parks, which could have a material adverse effect on our business, financial condition or results of operations.

Cyber security risks and the failure to maintain the integrity of internal or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

        We collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and Company data is critical to our business and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continue to evolve. Maintaining compliance with applicable security and privacy regulations could adversely impact our ability to market our parks, products and services to our guests. In addition, such compliance measures as well as protecting our guests from consumer fraud could increase our operating costs. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or Company data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

Current or future litigation costs may adversely affect our business, financial condition or results of operations.

        We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of any particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition or results of operations. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position and results of operations. For additional information regarding certain lawsuits in which we have been or are involved, see "Business—Legal Proceedings."

We may be subject to claims for infringing the intellectual property rights of others, which could be costly and result in the loss of intellectual property rights.

        We cannot be certain that we do not and will not infringe the intellectual property rights of others. We have been in the past, and may be in the future, subject to litigation and other claims in the ordinary course of our business based on allegations of infringement or other violations of the intellectual property rights of others. Regardless of their merits, intellectual property claims can divert the efforts of our personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial money damages or discontinue, modify, or rename certain products or services that are found to be in violation of another party's rights. We may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may increase our operating expenses.

Increased costs of labor, pension, post-retirement and medical and other employee health and welfare benefits may reduce our results of operations.

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. As of December 31, 2012, approximately 17.8% of our full-time and approximately 12.2% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2013 (Six Flags Over Georgia), December 2014 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), and January 2015 (Six Flags Over Texas, Six Flags St. Louis and the other union at Six Flags Great Adventure). The labor agreements for La Ronde expire in various years ranging from December 2010 (currently under negotiation) through December 2015. We could experience a material labor disruption, significantly increased labor costs or litigation relating to employment and/or wage and hour disputes. Increased labor costs, due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations may be adversely affected.

        With approximately 1,900 full-time employees, our results of operations are also substantially affected by costs of retirement and medical benefits. In recent years, we have experienced increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put pressure on the cost of providing pension and medical benefits. Changes to the U.S. healthcare laws that become effective in 2014 may cause our healthcare costs to increase as well. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure, including any as a result of new legislation, could reduce the profitability of our businesses.

        Additionally, we contribute to multiple defined benefit multiemployer pension plans on behalf of our collectively bargained employees of Six Flags Great Adventure LLC. If we were to cease contributing to or otherwise incur a withdrawal from any such plans, we could be obligated to pay withdrawal liability assessments based on the underfunded status (if any) of such plans at the time of the withdrawal. The amount of any multiemployer pension plan underfunding can fluctuate from year to year, and thus there is a possibility that the amount of withdrawal liability that we could incur in the future could be material.

We depend on a seasonal workforce, many of which are paid at minimum wage.

        Our park operations are dependent in part on a seasonal workforce, many of which are paid at minimum wage. We manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

Our operations and our ownership of property subject us to environmental, health and safety regulations, which create uncertainty regarding future environmental expenditures and liabilities.

        Our operations involve wastewater and stormwater discharges and air emissions, and as a result are subject to environmental, health and safety laws, regulations and permitting requirements. These requirements are administered by the U.S. Environmental Protection Agency and the states and localities where our parks are located (and can also often be enforced through citizen suit provisions), and include the requirements of the Clean Water Act and the Clean Air Act. Our operations also involve maintaining underground and aboveground storage tanks, and managing and disposing of hazardous substances, chemicals and materials and are subject to federal, state and local laws and regulations regarding the use, generation, manufacture, storage, handling and disposal of these substances, chemicals and materials, including the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). A portion of our capital expenditures budget is intended to ensure continued compliance with environmental, health and safety laws, regulations and permitting requirements. In the event of contamination or injury as a result of a release of or exposure to regulated materials, we could be held liable for any resulting damages. For example, pursuant to CERCLA, past and current owners and operators of facilities and persons arranging for disposal of hazardous substances may be held strictly, jointly and severally liable for costs to remediate releases and threatened releases of hazardous substances. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate property properly, may impair our ability to use, transfer or obtain financing regarding our property. Our activities may be affected by new legislation or changes in existing environmental, health and safety laws. For example, the state or federal government having jurisdiction over a given area may enact legislation and the U.S. Environmental Protection Agency or applicable state entity may propose new regulations or change existing regulations that could require our parks to reduce certain emissions or discharges. Such action could require our parks to install costly equipment or increase operating expenses. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

We may not be able to attract and retain key management and other key employees.

        Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

We may not realize the benefits of acquisitions or other strategic initiatives.

        Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brand. The success of our acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management's attention from other business concerns, and undisclosed or potential legal liabilities of an acquired businesses or assets. Additionally, any international transactions are subject to additional risks, including the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations.

Risks Related to Our Indebtedness and Common Stock

Our substantial monetary obligations require that a portion of our cash flow be used to pay interest and fund other obligations.

        We must satisfy the following obligations with respect to the Partnership Parks:

  •
  We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $66.3 million in 2013 (based on our ownership of units as of December 31, 2012, our share of the distribution will be approximately $28.8 million), with similar amounts (adjusted for changes in cost of living) payable in future years.

  •
  We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

  •
  Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $348.2 million at December 31, 2012. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the 2011 Credit Facility to satisfy such unit purchase obligations.

        We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $52.8 million of cash in 2012 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. At December 31, 2012 and 2011, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."

        The vast majority of our capital expenditures in 2013 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $98.5 million on capital expenditures for all of our continuing operations in the 2012 calendar year (net of property insurance recoveries). Our business plan includes targeted annual capital spending of approximately 9% of revenues. We may not, however, achieve our targeted rate of capital spending, which may cause us to spend in excess of, or less than, our anticipated rate.

        Our indebtedness under the 2011 Credit Facility and our other obligations could have important negative consequences to us and investors in our securities. These include the following:

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

  •
  We could have difficulties obtaining additional financing to fund our annual Partnership Park obligations if the amount of the 2011 Credit Facility is insufficient.

  •
  We will have to use a significant part of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

  •
  Adverse economic or industry conditions may have more of a negative impact on us.

        We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. Because a portion of our expenses are fixed in any given year, our operating cash flows are highly dependent on revenues, which are largely driven by attendance levels, in-park sales and sponsorship and licensing activity. A lower amount of cash generated from our parks or higher expenses than expected, when coupled with our debt obligations, could adversely affect our ability to fund our operations.

        Holdings is a holding company whose primary assets consist of shares of stock or other equity interests in its subsidiaries, and Holdings conducts substantially all of its current operations through its subsidiaries. Almost all of its income is derived from its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations. We had $629.2 million of cash and cash equivalents on a consolidated basis at December 31, 2012, of which $55.4 million was held at Holdings.

The instruments governing our indebtedness include financial and other covenants that will impose restrictions on our financial and business operations.

        The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the 2011 Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the 2011 Credit Facility or the indenture governing the senior unsecured notes and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.

        Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the 2011 Credit Facility. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

        The 2011 Credit Facility and the indenture governing the senior unsecured notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the 2011 Credit Facility could declare outstanding borrowings under the 2011 Credit Facility immediately due and payable and the holders of senior unsecured notes could elect to declare the notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance that we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the 2011 Credit Facility could also result in an event of default under other indebtedness.

        We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

We may be unable to service our indebtedness.

        Our ability to make scheduled payments on and to refinance our indebtedness, including the 2011 Credit Facility and the senior unsecured notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the senior unsecured notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, including the senior unsecured notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you that the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.

The market price of Holdings' common stock may be volatile, which could cause the value of an investment in Holdings' common stock to decline.

        The ownership in Holdings' common stock is slightly concentrated, which might limit the liquidity of the market for Holdings' common stock. We can give no assurances about future liquidity in the trading market for Holdings' common stock. If there is limited liquidity in the trading market for Holdings' common stock, a sale of a large number of shares of Holdings' common stock could be adversely disruptive to the market price of Holdings' common stock.

        Numerous factors, including many over which we have no control, may have a significant impact on the market price of Holdings' common stock. These risks include those described or referred to in this "Risk Factors" section and in other documents incorporated herein by reference as well as, among other things:

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

        Credit rating agencies continually review their ratings for the companies they follow including our company. Upon our emergence from bankruptcy the rating agencies evaluated our new credit facilities. Moody's Investors Service and Standard & Poor's provided an initial corporate family rating of B2 and B, respectively. In November 2010, Moody's upgraded our credit rating to B1 and Standard & Poor's upgraded our credit rating to B+. In February 2011, Standard & Poor's increased our credit rating to BB-. In November 2011, Standard & Poor's updated our credit rating to BB. In connection with the issuance of the senior unsecured notes in December 2012, Moody's assigned a B3 rating to the notes, upgraded our credit facility rating to Ba2, and affirmed our B1 corporate family rating. Standard & Poor's assigned a BB- rating to the notes and affirmed our BB corporate credit rating. Both rating agencies have placed our ratings on "stable outlook." We cannot assure you that our ratings will not experience a negative change in the future. A negative change in our ratings or the perception that such a change might occur could adversely affect the market price of Holdings' common stock.

Various factors could affect Holdings' ability to sustain its dividend.

        Holdings' ability to pay a dividend on its common stock or sustain it at current levels is subject to our ability to generate sufficient cash flow to pay dividends. In addition, our debt agreements contain certain limitations on the amount of cash we are permitted to distribute to our stockholders by way of dividend or stock repurchase. Lastly, a portion of our indebtedness bears interest at a floating rate and substantial increases in interest rates could limit the amount of cash we have available to pay dividends.

Provisions in Holdings' corporate documents and the law of the State of Delaware as well as change of control provisions in certain of our debt and other agreements could delay or prevent a change of control, even if that change would be beneficial to stockholders, or could have a materially negative impact on our business.

        Certain provisions in Holdings' Restated Certificate of Incorporation, the 2011 Credit Facility and the indenture governing the senior unsecured notes may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

        Holdings' Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by Holdings' Board of Directors. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.

        Holdings is also subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances. All of the foregoing factors could materially adversely affect the price of the common stock.

        The 2011 Credit Facility contains provisions pursuant to which it is an event of default if any "person" becomes the beneficial owner of more than 35% of the common stock. This could deter certain parties from seeking to acquire us and if any "person" were to become the beneficial owner of more than 35% of the common stock, we may not be able to repay such indebtedness.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

ITEM 2.    PROPERTIES

        Set forth below is a brief description of our material real estate at February 1, 2013. See also "Business—Description of Parks."

Six Flags America, Largo, Maryland—515 acres (owned)
Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)
Six Flags Fiesta Texas, San Antonio, Texas—216 acres (owned)
Six Flags Great Adventure & Wild Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres
      (owned)
Six Flags Great America, Gurnee, Illinois—304 acres (owned)
Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)
Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)
Six Flags Magic Mountain, Valencia, California—250 acres (owned)
Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to concession agreement)(1)
Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)
Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(2)
Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(2)
Six Flags St. Louis, Eureka, Missouri—503 acres (owned)
Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(3)
La Ronde, Montreal, Canada—146 acres (leasehold interest)(4)
The Great Escape, Queensbury, New York—345 acres (owned)

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

        We have granted to our lenders under the 2011 Credit Facility agreement, a mortgage on substantially all of our owned United States properties.

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

        On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint seeks damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. We tendered the defense of this matter to certain of the ride manufacturers. Fact and expert discovery has concluded and summary judgment motions were filed in January 2013. The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. Summary judgment briefing is scheduled to be completed in 2013. No trial date has been set. The patent expired in October 2012.

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

        We are party to various other legal actions, including intellectual property disputes and employment and/or wage and hour litigation, arising in the normal course of business. We do not expect to incur any material liability by reason of such actions.

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

        The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock, as adjusted to reflect Holdings' two-for-one stock split in June 2011:

	Sales Price Per Share
			Dividend Paid Per Share
	High	Low
2013
First Quarter (through February 19, 2013)	$65.94	$60.99	—
2012
Fourth Quarter	$64.95	$53.21	$0.90
Third Quarter	$62.37	$52.48	$0.60
Second Quarter	$54.23	$43.13	$0.60
First Quarter	$49.04	$40.44	$0.60
2011
Fourth Quarter	$41.64	$24.72	$0.06
Third Quarter	$39.99	$27.70	$0.06
Second Quarter	$40.25	$33.25	$0.03
First Quarter	$36.21	$26.98	$0.03

Holders of Record

        As of February 15, 2013, there were approximately 63 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.

Increase in Quarterly Dividends

        In February 2012, Holdings' Board of Directors increased the quarterly cash dividend from $0.06 per share of common stock to $0.60 per share. In October 2012, Holdings' Board of Directors approved a further increase to the quarterly cash dividend from $0.60 per share of common stock to $0.90 per share.

        The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the 2011 Credit Facility and the indenture governing the senior unsecured notes include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis—Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and Note 8 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

        On February 24, 2011, Holdings' Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings' common stock over a three-year period (the "First Stock Repurchase Plan"). Under the First Stock Repurchase Plan, during the twelve months ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012.

        On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). Under the Second Stock Repurchase Plan, during the nine months ended September 30, 2012, Holdings repurchased an aggregate of 2,077,000 shares at a cumulative price of approximately $98.4 million and at an average price per share of $47.37. The following table sets forth information regarding purchases of Holdings' common stock during the three-month period ended December 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 30	—	—	2,077,000	$151,604,000
October 1 - October 31	1,110,000	$62.37	3,187,000	$82,358,000
November 1 - November 30	—	—	3,187,000	$82,358,000
December 1 - December 31	1,062,000	$60.60	4,249,000	$18,021,000

	2,172,000	$61.51	4,249,000	$18,021,000

        As of January 4, 2013, Holdings had repurchased an additional 289,000 shares at a cumulative price of $18.0 million and an average price per share of $62.31 to complete the permitted repurchases under the Second Stock Repurchase Plan.

        On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a three-year period (the "Third Stock Repurchase Plan"). As of February 26, 2013, Holdings had repurchased 3,339,000 shares at a cumulative price of approximately $212.3 million and an average price per share of $63.60 under the Third Stock Repurchase Plan.

Performance Graph

        The following graph shows a comparison of the thirty-two month cumulative total stockholder return on Holdings' common stock (assuming all dividends were reinvested), The Standard & Poor's ("S&P") 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index,
and the S&P Movies & Entertainment Index

*
$100 invested on 5/10/10 in stock or 4/30/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

  Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	5/10/10	12/31/10	12/31/11	12/31/12
Six Flags Entertainment Corporation	$100.00	$185.11	$282.11	$441.34
S&P 500	$100.00	$107.48	$109.76	$127.32
S&P Midcap 400	$100.00	$111.34	$109.41	$128.97
S&P Movies & Entertainment	$100.00	$101.83	$113.38	$152.66

ITEM 6.    SELECTED FINANCIAL DATA

        The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and the historical financial statements and related notes contained in this Annual Report on Form 10-K.

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

	Successor			Predecessor
	Year Ended December 31,				Year Ended December 31,
			Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010

	2012	2011			2009	2008

Statement of Operations Data:
Theme park admissions	$576,708	$541,744	$452,189	$59,270	$482,670	$526,550
Theme park food, merchandise and other	437,382	413,844	348,552	52,054	374,685	420,994
Sponsorship, licensing and other fees	39,977	42,380	37,877	11,259	41,577	58,251
Accommodations revenue	16,265	15,206	9,194	5,494	—	—

Total revenue	1,070,332	1,013,174	847,812	128,077	898,932	1,005,795

Operating expenses (excluding depreciation and amortization shown separately below)	411,679	397,874	292,550	115,636	413,817	407,766
Selling, general and administrative (excluding depreciation and amortization shown separately below)	225,875	215,059	142,079	47,608	192,618	211,512
Costs of products sold	80,169	77,286	66,965	12,132	75,296	84,680
Depreciation and amortization	148,045	168,999	118,349	45,675	141,707	135,439
Loss on disposal of assets	8,105	7,615	11,727	1,923	11,135	17,123
Gain on sale of investee	(67,319)	—	—	—	—	—
Interest expense, net	46,624	65,217	53,842	74,134	105,435	183,028
Equity in loss (income) of investee	2,222	3,111	1,372	(594)	(3,122)	806
Loss (gain) on debt extinguishment, net	587	46,520	18,493	—	—	(107,743)
Other expense (income), net	612	73	956	(802)	17,304	14,627
Restructure (recovery) costs	(47)	25,086	37,417	—	—	—

Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	213,780	6,334	104,062	(167,635)	(55,258)	58,557
Reorganization items, net	2,168	2,455	7,479	(819,473)	101,928	—

Income (loss) from continuing operations before income taxes, and discontinued operations	211,612	3,879	96,583	651,838	(157,186)	58,557
Income tax (benefit) expense	(172,228)	(8,065)	11,177	112,648	2,902	116,630

Income (loss) from continuing operations before discontinued operations	383,840	11,944	85,406	539,190	(160,088)	(58,073)
Income (loss) from discontinued operations	7,273	1,201	(565)	9,759	(34,007)	(21,016)

Net income (loss)	391,113	13,145	84,841	548,949	(194,095)	(79,089)
Less: Net income attributable to noncontrolling interests	(37,104)	(35,805)	(34,788)	(76)	(35,072)	(40,728)

Net income (loss) attributable to Six Flags Entertainment Corporation	$354,009	$(22,660)	$50,053	$548,873	$(229,167)	$(119,817)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$354,009	$(22,660)	$50,053	$548,873	$(245,509)	$(141,787)

	Successor			Predecessor
	Year Ended December 31,				Year Ended December 31,
			Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010

	2012	2011			2009	2008

Net income (loss) per common share outstanding—basic:(1)
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$6.44	$(0.43)	$0.92	$5.50	$(2.16)	$(1.25)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.13	0.02	(0.01)	0.10	(0.35)	(0.21)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$6.57	$(0.41)	$0.91	$5.60	$(2.51)	$(1.46)

Weighted average number of common shares outstanding—basic(1)	53,842	55,075	55,300	98,054	97,720	96,950
Net income (loss) per common share outstanding—diluted:(1)
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$6.25	$(0.43)	$0.92	$5.50	$(2.16)	$(1.25)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.13	0.02	(0.01)	0.10	(0.35)	(0.21)

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$6.38	$(0.41)	$0.91	$5.60	$(2.51)	$(1.46)

Weighted average number of common shares outstanding—diluted(1)	55,468	55,075	55,300	98,054	97,720	96,950

Cash dividends declared per common share	$2.70	$0.18	0.03	—	—	—

(1)
All Successor per share amounts have been retroactively adjusted to reflect holdings' two-for-one stock split in June 2011, as described in Note 12 to the Consolidated Financial Statements.

	Successor			Predecessor
	December 31,			December 31,
	2012	2011	2010	2009	2008

Balance Sheet Data:
Cash and cash equivalents(1)	$629,208	$231,427	$187,061	$164,830	$210,332
Total assets	$3,056,391	$2,648,178	$2,733,253	$2,907,652	$3,030,129
Total long-term debt (excluding current maturities)(2)	$1,398,966	$921,940	$938,195	$1,966,754	$2,044,230
Total debt(2)	$1,405,206	$957,236	$971,154	$2,406,580	$2,298,200
Redeemable noncontrolling interests	$437,941	$440,427	$441,655	$355,933	$414,394
Mandatorily redeemable preferred stock (represented by the PIERS)	$—	$—	$—	$306,650	$302,382
Stockholders' equity (deficit)	$892,219	$763,478	$863,708	$(584,174)	$(376,499)
Noncontrolling interests(3)	$3,934	$3,670	$4,455	—	—

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

  •
  Results of Operations.  The results of operations section provides an analysis of our results for the years ended December 31, 2012 and 2011, the eight months ended December 31, 2010 and the four months ended April 30, 2010. The four months ended April 30, 2010 and the eight months ended December 31, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010. In addition, we provide a discussion of items affecting the comparability of our financial statements.

  •
  Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2012 and of our outstanding debt and commitments existing as of December 31, 2012.

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

        See Note 1 to the Consolidated Financial Statements regarding the impact of the Chapter 11 Filing in June 2009 and our emergence on April 30, 2010.

Overview

        We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 18 regional theme and water parks, 16 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.

        Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (approximately 54% of revenue in 2012), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, licensing and other fees. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2012, our park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) improved as a result of increased revenues. The increase in revenue was driven by a 6% increase in attendance during 2012. Our cash operating costs increased primarily as a result of labor and fringe benefit costs associated with the increased volume demands and incentive compensation.

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

Valuation of Long-Lived Assets

        Long-lived assets totaled $2,261.4 million at December 31, 2012, consisting of property and equipment ($1,254.6 million), goodwill ($630.2 million) and other intangible assets ($376.6 million). With our adoption of fresh start accounting upon emergence, assets were initially revalued based on the fair values of long-lived assets. See Note 1(b) to the Consolidated Financial Statements for assumptions used in determining fair value of long-lived assets under fresh start accounting.

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

Accounting for Income Taxes

        As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for our property and equipment and recognition of our deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (primarily net operating loss carryforwards) will be recovered by way of offset against taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must reflect such amount as income tax expense or benefit in the consolidated statements of operations.

        Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $169.9 million, $426.6 million and $420.1 million at December 31, 2012, December 31, 2011 and December 31, 2010, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards and tax credits, before they expire. The valuation allowance at December 31, 2012 is primarily related to state net operating loss carryforwards that cannot be used because we no longer have operations in the states where they were generated. The valuation allowance at December 31, 2011 and December 31, 2010 was based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.

        Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase net operating loss carryforwards prior to their expiration. See Note 3(s) to the Consolidated Financial Statements. Subsequent to our emergence from Chapter 11 proceedings, our profitability has increased which has allowed us to begin to project future taxable income after 2012 and assess our valuation allowance as well.

Recent Events

        On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"). Also, on December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue the 2021 Notes, (ii) use $350.0 million of the proceeds of the 2021 Notes issuance to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds from the 2021 Notes issuance for share repurchases and other corporate matters, and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points. In connection with the 2012 Credit Facility Amendment, the issuance of the 2021 Notes and the repayment of the Term Loan A and a portion of the Term Loan B, we recorded a $0.6 million loss on debt extinguishment for the year ended December 31, 2012.

        On December 20, 2011, we entered into a new $1,135.0 million credit agreement (the "2011 Credit Facility"), which replaced the First Lien Amendment and related facilities. The 2011 Credit Facility was comprised of a $200.0 million revolving credit loan facility (the "2011 Revolving Loan"), a $75.0 million Tranche A Term Loan facility (the "Term Loan A") and an $860.0 million Tranche B Term Loan facility (the "Term Loan B" and together with the Term Loan A, the "2011 Term Loans") prior to being amended on December 21, 2012. In certain circumstances, the Term Loan B can be increased by $300.0 million. In connection with the 2011 Credit Facility, we terminated the Senior Credit Facility, repaid in full the $950.0 million Senior Term Loan, and recorded a $42.2 million loss on debt extinguishment for the year ended December 31, 2011. See Note 8 to the Consolidated Financial Statements.

        One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we declared and paid quarterly cash dividends in the fourth quarter of 2010 and each quarter during 2011 and 2012. In February 2012, Holdings' Board of Directors increased the quarterly cash dividend from $0.06 per share of common stock to $0.60 per share. In October 2012, Holdings' Board of Directors further increased the quarterly cash dividend from $0.60 per share of common stock to $0.90 per share.

Results of Operations

        Summary data for the year ended December 31, 2012, December 31, 2011, the eight months ended December 31, 2010 and the four months ended April 30, 2010 are set forth in the below table (in thousands, except per capita revenue). The four months ended April 30, 2010 and the eight months ended December 31, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on April 30, 2010. References in results of operations and percentage change combine the two periods in order to provide comparability of such information to the year ended December 31, 2011.

	Successor			Predecessor	Percentage Changes
	Year Ended December 31, 2012	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010	2012 vs 2011	2011 vs 2010
Total revenue	$1,070,332	$1,013,174	$847,812	$128,077	6%	4%

Operating expenses	411,679	397,874	292,550	115,636	3	(3)
Selling, general and administrative	225,875	215,059	142,079	47,608	5	13
Cost of products sold	80,169	77,286	66,965	12,132	4	(2)
Depreciation and amortization	148,045	168,999	118,349	45,675	(12)	3
Loss on disposal of assets	8,105	7,615	11,727	1,923	6	(44)
Gain in sale of investee	(67,319)	—	—	—	N/M	N/M
Interest expense, net	46,624	65,217	53,842	74,134	(29)	(49)
Equity in loss (income) of investee	2,222	3,111	1,372	(594)	(29)	N/M
Loss on debt extinguishment	587	46,520	18,493	—	N/M	152
Other expense (income), net	612	73	956	(802)	N/M	(53)
Restructure costs	(47)	25,086	37,417	—	N/M	(33)

Income (loss) from continuing operations before reorganization items and income taxes	213,780	6,334	104,062	(167,635)	3,275	(110)
Reorganization items, net	2,168	2,455	7,479	(819,473)	(12)	(67)

Income (loss) from continuing operations before income taxes	211,612	3,879	96,583	651,838	5,355	(99)
Income tax (benefit) expense	(172,228)	(8,065)	11,177	112,648	N/M	(107)

Income (loss) from continuing operations	$383,840	$11,944	$85,406	$539,190	3,114	(98)

Other Data:
Attendance	25,735	24,295	21,272	3,018	6	—
Total revenue per capita	$41.59	$41.70	$39.86	$42.43	—	4

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

        Revenue.    Revenue in 2012 totaled $1,070.3 million compared to $1,013.2 million in 2011, representing a 6% increase. The increase in revenues is attributable to a 1.4 million (6%) increase in attendance, partially offset by an $0.11 (0%) decrease in total revenue per capita primarily related to a significantly higher mix of season pass attendance, the negative exchange rate impact on revenue at our parks located in Mexico City and Montreal and decreased sponsorship revenues. The increase in attendance was driven by our strategy to increase season pass sales and the successful marketing of our new rides and attractions. Per capita guest spending increased $0.08 (0%) to $39.41 in 2012 from $39.33 in the prior year. In the first quarter of 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million. Excluding the insurance proceeds benefit and the unfavorable foreign currency exchange rate impacts, total guest spending per capita increased $0.16 (0%).

        Admissions revenue per capita was up $0.11 (0%) in 2012 compared to the prior year, and reflects primarily a 6% increase in attendance (primarily due to season pass visitation, which lowers per capita spending but increases overall admissions revenue), that was partially offset by (i) increased prices and reduced discounts and (ii) the ticket-related portion of the Hurricane Irene insurance proceeds in the prior year period. The increase in attendance drove increased revenues from food and beverage, rentals, retail, parking and other guest services, but the increased mix of season pass attendance and the negative foreign currency exchange rate impact related to our parks in Mexico City and Montreal resulted in a $0.04 (0%) decrease in non-admissions per capita guest spending in 2012, including the non-admission portion of the insurance proceeds. The non-admissions per capita spending was negatively impacted by $0.10 of foreign currency exchange fluctuation at our parks in Mexico City and Montreal.

        Operating Expenses.    Operating expenses for 2012 increased $13.8 million (3%) compared to operating expenses in 2011. This increase was primarily driven by increases in (i) salaries, wages and benefits ($13.8 million), and (ii) an increase in operating tax expense primarily related to a refund that was received in 2011 ($1.6 million), offset by a favorable exchange rate impact at our parks in Mexico City and Montreal ($1.6 million).

        Selling, general and administrative.    Selling, general and administrative expenses for 2012 increased $10.8 million (5%) compared to 2011. The increase primarily reflects an increase in salaries, wages and benefits ($16.0 million) primarily related to an ($8.6 million) increase in stock-based compensation, partially offset by (i) reduced insurance costs ($2.2 million), (ii) the favorable settlement of an old property claim ($1.3 million), (iii) a decrease in advertising expense ($0.7 million) and (iv) a favorable exchange rate impact at our parks in Mexico City and Montreal ($0.6 million).

        Costs of products sold.    Costs of products sold in 2012 increased $2.9 million (4%) compared to 2011, primarily due to increased revenues in food and beverage and retail partially offset by a favorable exchange rate impact at our parks in Mexico City and Montreal. As a percentage of our in-park guest spending (excluding the Six Flags Great Escape Lodge and Indoor Waterpark), cost of products sold decreased in 2012 compared to 2011.

        Depreciation and amortization.    Depreciation and amortization expense for 2012 decreased $21.0 million (12%) compared to 2011. The decrease in depreciation and amortization expense is attributable to assets that were fully depreciated and amortized in 2012 as compared to 2011.

        Loss on disposal of assets.    Loss on disposal of assets increased by $0.5 million in 2012 compared to 2011 primarily related to the loss associated with the transfer to an unrelated third party of our killer whale formerly located at Six Flags Discovery Kingdom, partially offset by a gain recognized from insurance proceeds received in the first quarter of 2012 for certain assets at our East Coast parks damaged by Hurricane Irene during the third quarter of 2011.

        Gain on sale of investee.    Gain on sale of investee for 2012 of $67.3 million was related to the sale of our interest in DCP.

        Interest expense, net.    Interest expense, net, for 2012 decreased $18.6 million (29%) compared to 2011, primarily reflecting reduced interest rates resulting from the December 2011 debt refinancing transaction, partially offset by increased interest expense resulting from the 2021 Notes issuance that closed in December 2012.

        Equity in loss (income) of investee.    The $0.9 million decrease in equity in loss of investee in 2012 compared to 2011 is attributable to selling our interest in DCP in September 2012.

        Loss on debt extinguishment.    The $0.6 million loss on debt extinguishment in 2012 was recognized on the repayment in full and termination of the $72.2 million Term Loan A and the partial repayment of $277.8 million of the Term Loan B during the 2012 Credit Facility Amendment.

        The $46.5 million loss on debt extinguishment in 2011 was primarily the result of the repayment in full and termination of the $950.0 million Senior Term Loan and the termination of the TW Loan in December 2011 in conjunction with the 2011 Credit Facility.

        Restructure recovery (costs).    During 2012 we recovered the remaining restructure costs that were accrued in 2011. During 2011, restructure costs incurred were attributable to a $23.7 million settlement reached with our former Executive Vice President and Chief Financial Officer during May 2011. During the year ended December 31, 2011, we recorded $25.1 million of restructuring charges for the aforementioned settlement and related costs after consideration of amounts previously accrued.

        Reorganization items, net.    During 2012 and 2011, we incurred $2.2 million and $2.5 million, respectively, of reorganization items for costs and expenses directly related to the reorganization including fees associated with advisors to the Debtors, certain creditors and the Creditors' Committee (as such term is defined in the Plan). As of December 31, 2012 all of our cases have been closed and there should be minimal reorganization costs, if any, in future periods.

        Income tax (benefit) expense.    Income tax benefit was $172.2 million in 2012 and $8.1 million for 2011. The 2012 benefit was the result of the release of our valuation allowance that we had on certain of our deferred tax assets. We released the valuation allowance because of our 2012 taxable income generated and our future taxable income projections showed full utilization of our federal net operating loss ("NOL") carryforwards and partial utilization of our state NOL carryforwards before they expired. As a result, we believe that it is more likely than not that we will utilize our deferred tax assets prior to their expiration. The benefit in 2011 was primarily related to reflecting the utilization of NOL carryforwards during 2011. At December 31, 2012, we estimate we had approximately $0.9 billion of NOL carryforwards for federal income tax purposes and $4.7 billion of NOL carryforwards for state income tax purposes. See Note 3(s) and Note 11 to the Consolidated Financial Statements.

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

        Loss on debt extinguishment.    The $46.5 million loss on debt extinguishment in 2011 was recognized on the repayment in full and termination of the $950.0 million Senior Term Loan and the termination of the TW Loan in December 2011 in conjunction with the 2011 Credit Facility.

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

        Income tax (benefit) expense.    Income tax benefit was $8.1 million for 2011 compared to an income tax expense of $123.8 million for 2010, primarily reflecting the utilization of NOL carryforwards. At December 31, 2011, we estimate we had approximately $1.1 billion of NOL carryforwards for federal income tax purposes and $4.5 billion of NOL carryforwards for state income tax purposes. See Note 3(s) and Note 11 to the Consolidated Financial Statements.

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

Liquidity, Capital Commitments and Resources

General

        Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), common stock dividends, payments to our partners in the Partnership Parks, and common stock repurchases. SFI did not pay a dividend on SFI's common stock during the four months ended April 30, 2010. During the years ended December 31, 2012, 2011 and 2010, Holdings paid $148.3 million, $9.8 million and $1.6 million, respectively, in cash dividends on its common stock. In February 2012, Holdings' Board of Directors increased the quarterly cash dividend from $0.06 per share of common stock to $0.60 per share. In October 2012, Holdings' Board of Directors further increased the quarterly cash dividend from $0.60 per share of common stock to $0.90 per share. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $175.0 million in cash dividends on our common stock for the 2013 calendar year.

        In February 2011, we initiated a stock repurchase program (the "First Stock Repurchase Plan"), which permitted Holdings to repurchase up to $60 million shares of its common stock over a three-year period. Under the First Stock Repurchase Plan, during the twelve months ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012. On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). During the twelve months ended December 31, 2012, Holding repurchased an aggregate of 4,249,000 shares at a cumulative price of approximately $232.0 million under the Second Stock Repurchase Plan. As of January 4, 2013, Holdings had repurchased an additional 289,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $62.31 to complete the permitted repurchases under the Second Stock Repurchase Plan. On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to an additional $500.0 million in shares of Holdings' common stock over a three-year period (the "Third Stock Repurchase Plan"). As of February 26, 2013, Holdings has repurchased 3,339,000 shares at a cumulative price of approximately $212.3 million and an average price per share of $63.60 under the Third Stock Repurchase Plan.

        We believe that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the 2011 Credit Facility will be adequate to meet our liquidity needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases.

        Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather or these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the 2011 Revolving Loan or be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K.

        As of December 31, 2012, our total indebtedness, net of discount, was approximately $1,405.2 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2013, (iii) estimated interest rates for floating-rate debt, and (iv) the 2021 Notes, we anticipate annual cash interest payments will aggregate $49.0 million for 2013 and approximately $70.0 million in 2014. The lower amount for 2013 is primarily due to the timing of interest payments on the 2021 Notes in the first year after they were issued. Under the 2011 Credit Facility, approximately 94% of the 2011 Term Loan B is not due until December 2018.

        As of December 31, 2012, we had approximately $629.2 million of unrestricted cash and $181.8 million available for borrowing under the 2011 Revolving Loan. Our ability to borrow under the 2011 Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the 2011 Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the 2011 Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The 2011 Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 8 to the Consolidated Financial Statements.

        We currently plan on spending approximately 9% of revenues on capital expenditures for the 2013 calendar year.

        During the year ended December 31, 2012, net cash provided by operating activities before reorganization items was $373.4 million. Net cash used in investing activities in 2012 was $27.7 million, consisting primarily of capital expenditures, partially offset by $70.0 million of proceeds we received from the sale of DCP. Net cash provided by financing activities in 2012 was $51.7 million, primarily attributable to the proceeds received from the issuance of the 2021 Notes and the proceeds from the issuance of common stock due to stock option exercises, partially offset by the repurchase of stock, the payment of cash dividends, distributions to our noncontrolling interests, the payment of deferred financing costs and the repayment of borrowings during the 2012 Credit Facility Amendment.

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

Long-Term Debt

        Our total debt at December 31, 2012 was $1,405.2 million, which included approximately $800.0 million of the 2021 Notes, $574.1 million under the 2011 Credit Facility and $31.1 million under the HWP Refinance Loan. See Note 8 to the Consolidated Financial Statements for further information on our debt obligations.

Partnership Park Obligations

        We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $66.3 million in 2013 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2012, our share of the distribution will be approximately $28.8 million), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Prices, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest "put" during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 16 to Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC ("HWP") for the purpose of financing the construction and development of a hotel and indoor water park located adjacent to The Great Escape theme park in Queensbury, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33.0 million term loan (the "Refinance Loan") ($31.1 million and $31.5 million of which was outstanding at December 31, 2012 and 2011, respectively), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we replaced our unconditional guarantee with a limited guarantee of the loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member (in which we own an approximate 49% interest as of December 31, 2012).

Contractual Obligations

        Set forth below is certain information regarding our debt, lease and purchase obligations at December 31, 2012 (in thousands):

	Payment Due by Period
Contractual Obligations	2013	2014 - 2015	2016 - 2017	2018 and beyond	Total
Long term debt(1)—including current portion	$6,240	$12,644	$41,353	$1,353,078	$1,413,315
Interest on long-term debt(2)	49,017	136,605	134,078	169,036	488,736
Real estate and operating leases(3)	6,581	11,995	16,408	159,147	194,131
Purchase obligations(4)	118,153	7,850	8,600	4,000	138,603

Total	$179,991	$169,094	$200,439	$1,685,261	$2,234,785

(1)
Payments are shown at principal amount. See Note 8 to the Consolidated Financial Statements for further discussion on long-term debt.

(2)
See Note 8 to the Consolidated Financial Statements for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2012.

(3)
Assumes for lease payments based on a percentage of revenues, future payments at 2012 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2012.

(4)
Represents obligations at December 31, 2012 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2018 only), and new rides and attractions. Of the amount shown for 2013, approximately $67.7 million represents capital items. The amounts in respect of new rides and attractions were computed at December 31, 2012 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified at December 31, 2012 which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items. None of the park-level obligations is individually material.

Other Obligations

        During the years ended December 31, 2012, 2011 and 2010, we made contributions to our defined benefit pension plan of $6.1 million, $3.7 million and $2.2 million, respectively. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continue to earn future pension benefits. We expect to make contributions of approximately $6.0 million in 2013 to our pension plan based on the 2012 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2013, and our estimated expense for employee health insurance for 2013 is $12.7 million. See Note 13 and Note 14 to the Consolidated Financial Statements for more information on our pension benefit and 401(k) plans.

        The vast majority of our capital expenditures in 2013 and beyond will be made on a discretionary basis. We plan on spending approximately 9% of revenues on capital expenditures for all of our operations in the 2013 season.

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2012. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

        In March 2012, we entered into a floating-to-fixed interest rate agreement with a notional amount of $470.0 million in order to limit exposure to an increase in the LIBOR interest rate of the Term Loan B (see Note 8 to the Consolidated Financial Statements). Our Term Loan B borrowings bear interest on LIBOR plus an applicable margin. The interest rate agreement capped the LIBOR component of the interest rate at 1.00%. The term of the agreement began in March 2012 and expires in March 2014. Upon executing the agreement, we designated and documented the interest rate agreement as a cash flow hedge.

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

        The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred at December 31, 2012. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.

        At December 31, 2012, we had total debt of $1,405.2 million, of which $1,301.1 million represents fixed-rate debt, after giving effect to the floating-to-fixed interest rate agreement that we put in place in March 2012 (see Note 7 to the Consolidated Financial Statements), and the balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

        Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $1.8 million. See Note 8 to the Consolidated Financial Statements for information on interest rates under our debt agreements.

Recently Issued Accounting Pronouncements

        In September 2012, the FASB issued an amendment to the accounting for goodwill and other intangible assets. This update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. The amendment gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. These amendments, which permit an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment, result in guidance that is similar to the goodwill impairment testing guidance. The new guidance is effective as of the beginning of interim and annual reporting periods that begin after September 15, 2012.

        We adopted the new guidance at September 15, 2012. As a result, we assessed qualitative factors to determine if it was more likely than not that our indefinite-lived trade name intangible asset was impaired at December 31, 2012. Based on our qualitative assessment, we determined that our trade name intangible asset was not impaired at December 31, 2012 and therefore we did not perform a quantitative analysis. See Note 3(o) to the Consolidated Financial Statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks and Sensitivity Analyses" of this Annual Report on Form 10-K is incorporated by reference into this Item 7A.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2012, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2012

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding our executive officers is provided in "Item 1. Business—Executive Officers and Certain Significant Employees" of this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2013 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2012 (the "2013 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth in the sections entitled "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2013 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement.

Equity Compensation Plan Information

        The following table contains information as of December 31, 2012 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,718,000	(1)	$30.07	(2)	4,089,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	4,718,000		$30.07		4,089,000

(1)
Excludes restricted stock units outstanding under the Company's Long-Term Incentive Plan. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Company's Employee Stock Purchase Plan.

(2)
Outstanding rights under the Company's Employee Stock Purchase Plan and restricted stock units under the Company's Long-Term Incentive Plan are not taken into account for purposes of determining the weighted average exercise price.

(3)
Consists of 959,000 shares reserved for issuance under the Company's Employee Stock Purchase Plan and 3,130,000 shares reserved for issuance under Long-Term Incentive Plan. The ESPP allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six month offering period. Shares available for issuance under the

  Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the committee.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance—Independence" in the 2013 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2013 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (2) Financial Statements and Financial Statement Schedules

        The following Consolidated Financial Statements of Six Flags Entertainment Corporation and its subsidiaries, the notes thereto, the related report thereon of the independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Annual Report on Form 10-K:

Management's Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Six Flags Entertainment Corporation Consolidated Balance Sheets—December 31, 2012 and December 31, 2011	F-5

Six Flags Entertainment Corporation Consolidated Statements of Operations Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

F-6

Six Flags Entertainment Corporation Consolidated Statement of Comprehensive Income (Loss) Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

F-7

Six Flags Entertainment Corporation Consolidated Statement of Equity (Deficit) Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

F-8

Six Flags Entertainment Corporation Consolidated Statement of Cash Flows Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

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

Date: February 27, 2013

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ JAMES REID-ANDERSON James Reid-Anderson Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ JAMES REID-ANDERSON James Reid-Anderson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
/s/ JOHN M. DUFFEY John M. Duffey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ LEONARD A. RUSS Leonard A. Russ	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013
/s/ JOHN W. BAKER John W. Baker	Director	February 27, 2013
/s/ KURT CELLAR Kurt Cellar	Director	February 27, 2013
/s/ CHARLES A. KOPPELMAN Charles A. Koppelman	Director	February 27, 2013
/s/ JON L. LUTHER Jon L. Luther	Director	February 27, 2013

Signature	Title	Date

/s/ USMAN NABI Usman Nabi	Director	February 27, 2013
/s/ STEPHEN D. OWENS Stephen D. Owens	Director	February 27, 2013
/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	February 27, 2013

SIX FLAGS ENTERTAINMENT CORPORATION

Index to Consolidated Financial Statements

Management's Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Six Flags Entertainment Corporation Consolidated Balance Sheets—December 31, 2012 and December 31, 2011 (Successor)	F-5

Six Flags Entertainment Corporation Consolidated Statements of Operations Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

F-6

Six Flags Entertainment Corporation Consolidated Statements of Comprehensive Income (Loss) Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

F-7

Six Flags Entertainment Corporation Consolidated Statements of Equity (Deficit) Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

F-8

Six Flags Entertainment Corporation Consolidated Statements of Cash Flows Year Ended December 31, 2012, December 31, 2011, Eight Months Ended December 31, 2010 (Successor) and Four Months Ended April 30, 2010 (Predecessor)

F-10
Notes to Consolidated Financial Statements	F-11

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JAMES REID-ANDERSON James Reid-Anderson President and Chief Executive Officer
/s/ JOHN M. DUFFEY John M. Duffey Executive Vice President and Chief Financial Officer

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Six Flags Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity (deficit), comprehensive income (loss), and cash flows for the years ended December 31, 2012 and 2011 (Successor), the eight months ended December 31, 2010 (Successor), and the four months ended April 30, 2010 (Predecessor). We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 (Successor), the eight months ended December 31, 2010 (Successor), and the four months ended April 30, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

KPMG LLP

Dallas, Texas
February 27, 2013

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$629,208	$231,427
Accounts receivable	29,523	18,461
Inventories	22,280	20,973
Prepaid expenses and other current assets	37,490	38,668
Deferred income taxes	44,973	—

Total current assets	763,474	309,529
Other assets:
Debt issuance costs	26,043	13,026
Restricted-use investment securities	1,218	513
Deposits and other assets	4,214	10,477

Total other assets	31,475	24,016
Property and equipment, at cost	1,635,190	1,544,351
Accumulated depreciation	(380,561)	(252,514)

Total property and equipment	1,254,629	1,291,837
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	376,565	392,548

Total assets	$3,056,391	$2,648,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,580	$23,823
Accrued compensation, payroll taxes and benefits	35,949	59,441
Accrued insurance reserves	35,369	34,128
Accrued interest payable	2,359	1,071
Other accrued liabilities	25,663	29,834
Deferred income	52,703	38,156
Current portion of long-term debt	6,240	35,296

Total current liabilities	181,863	221,749
Long-term debt	1,398,966	921,940
Other long-term liabilities	76,398	76,180
Deferred income taxes	65,070	220,734
Redeemable noncontrolling interests	437,941	440,427
Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized and 53,818,762 and 54,641,885 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,345	1,366
Capital in excess of par value	904,713	832,112
Retained earnings (accumulated deficit)	15,849	(20,088)
Accumulated other comprehensive loss	(29,688)	(49,912)

Total Six Flags Entertainment Corporation stockholders' equity	892,219	763,478
Noncontrolling interests	3,934	3,670

Total equity	896,153	767,148

Total liabilities and equity	$3,056,391	$2,648,178

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Successor			Predecessor

	Year Ended December 31, 2012	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
Theme park admissions	$576,708	$541,744	$452,189	$59,270
Theme park food, merchandise and other	437,382	413,844	348,552	52,054
Sponsorship, licensing and other fees	39,977	42,380	37,877	11,259
Accommodations revenue	16,265	15,206	9,194	5,494

Total revenue	1,070,332	1,013,174	847,812	128,077
Operating expenses (excluding depreciation and amortization shown separately below)	411,679	397,874	292,550	115,636
Selling, general and administrative (including stock-based compensation of $62,875 in 2012, $54,261 in 2011, $18,668 in the eight months ended December 31, 2010 and $718 in the four months ended April 30, 2010, and excluding depreciation and amortization shown separately below)	225,875	215,059	142,079	47,608
Costs of products sold	80,169	77,286	66,965	12,132
Depreciation	132,397	150,952	106,315	45,373
Amortization	15,648	18,047	12,034	302
Loss on disposal of assets	8,105	7,615	11,727	1,923
Gain on sale of investee	(67,319)	—	—	—
Interest expense (contractual interest expense was $65,820 for the four months ended April 30, 2010)	47,444	66,214	54,455	74,375
Interest income	(820)	(997)	(613)	(241)
Equity in loss (income) of investee	2,222	3,111	1,372	(594)
Loss on debt extinguishment	587	46,520	18,493	—
Other expense (income), net	612	73	956	(802)
Restructure (recovery) costs, net	(47)	25,086	37,417	—

Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	213,780	6,334	104,062	(167,635)
Reorganization items, net	2,168	2,455	7,479	(819,473)

Income from continuing operations before income taxes and discontinued operations	211,612	3,879	96,583	651,838
Income tax (benefit) expense	(172,228)	(8,065)	11,177	112,648

Income from continuing operations before discontinued operations	383,840	11,944	85,406	539,190
Income (loss) from discontinued operations	7,273	1,201	(565)	9,759

Net income	391,113	13,145	84,841	548,949
Less: Net income attributable to noncontrolling interests	(37,104)	(35,805)	(34,788)	(76)

Net income (loss) attributable to Six Flags Entertainment Corporation	$354,009	$(22,660)	$50,053	$548,873

Net income (loss) attributable to Six Flags Entertainment Corporation common stockholders	$354,009	$(22,660)	$50,053	$548,873

Weighted average common shares outstanding—basic(1):	53,842	55,075	55,300	98,054

Weighted average common shares outstanding—diluted(1):	55,468	55,075	55,300	98,054

Net income (loss) per average common share outstanding—basic(1):
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$6.44	$(0.43)	$0.92	$5.50
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.13	0.02	(0.01)	0.10

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$6.57	$(0.41)	$0.91	$5.60

Net income (loss) per average common share outstanding—diluted(1):
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$6.25	$(0.43)	$0.92	$5.50
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.13	0.02	(0.01)	0.10

Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$6.38	$(0.41)	$0.91	$5.60

Cash dividends declared per common share(1)	$2.70	$0.18	$0.03	—
Amounts attributable to Six Flags Entertainment Corporation:
Income (loss) from continuing operations	$346,736	$(23,861)	$50,618	$539,114
Income (loss) from discontinued operations	7,273	1,201	(565)	9,759

Net income (loss)	$354,009	$(22,660)	$50,053	$548,873

(1)
All Successor share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock split in June 2011, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
Net income	$391,113	$13,145	$84,841	$548,949
Other comprehensive income (loss), net of tax in 2012:
Foreign currency translation adjustment(1)	6,835	(9,154)	2,539	5,419
Defined benefit retirement plan(2)	13,890	(36,566)	(6,731)	1,902
Change in cash flow hedging(3)	(501)	—	—	(559)

Net other comprehensive income (loss)	20,224	(45,720)	(4,192)	6,762

Comprehensive income (loss)	411,337	(32,575)	80,649	555,711
Comprehensive income attributable to noncontrolling interests	(37,104)	(35,805)	(34,788)	(76)

Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$374,233	$(68,380)	$45,861	$555,635

(1)
Foreign currency translation adjustment presented net of taxes of $0.1 million for the year ended December 31, 2012.

(2)
Defined benefit retirement plan is presented net of taxes of $19.2 million for the year ended December 31, 2012.

(3)
Change in cash flow hedging is reported net of taxes of $0.3 million for the year ended December 31, 2012.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Equity (Deficit)

(in thousands, except share data)

	Preferred stock		Common stock
						(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income
	Shares issued	Amount	Shares issued(1)	Amount	Capital in excess of par value			Total Six Flags Entertainment Corporation	Non- controlling interests	Total
Balances at December 31, 2009 (Predecessor)	—	—	98,325,936	2,458	1,506,152	(2,059,487)	(33,297)	(584,174)	—	(584,174)
Stock-based compensation	—	—	—	—	2,003	—	—	2,003	—	2,003
Net income	—	—	—	—	—	548,873	—	548,873	—	548,873
Net other comprehensive income	—	—	—	—	—	—	6,762	6,762	—	6,762
Adoption of FASB ASC 810 as of January 1, 2010 (Note 3)	—	—	—	—	—	—	—	—	5,016	5,016
Cancellation of Predecessor Company common stock	—	—	(98,325,936)	(2,458)	(1,508,155)	—	—	(1,510,613)	—	(1,510,613)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	1,510,614	26,535	1,537,149	127	1,537,276
Issuance of new common stock	—	—	54,777,778	685	805,106	—	—	805,791	—	805,791
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	76	76

Balances at April 30, 2010 (Successor)	—	—	54,777,778	685	805,106	—	—	805,791	5,219	811,010
Issuance of common stock	—	—	950,440	12	587	—	—	599	—	599
Stock-based compensation	—	—	—	—	13,106	—	—	13,106	—	13,106
Dividends declared to common shareholders	—	—	—	—	—	(1,649)	—	(1,649)	—	(1,649)
Net income	—	—	—	—	—	50,053	—	50,053	—	50,053
Net other comprehensive loss	—	—	—	—	—	—	(4,192)	(4,192)	—	(4,192)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(764)	(764)

Balances at December 31, 2010 (Successor)	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Equity (Deficit) (Continued)
(in thousands, except share data)

	Preferred stock		Common stock
						Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total Six Flags Entertainment Corporation
	Shares issued	Amount	Shares issued(1)	Amount	Capital in excess of par value				Non- controlling interests	Total
Balances at December 31, 2010 (Successor)	—	—	55,728,218	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	—	—	511,623	13	9,109	—	—	9,122	—	9,122
Stock-based compensation	—	—	—	—	28,479	—	—	28,479	—	28,479
Dividends declared to common shareholders	—	—	—	—	—	(9,929)	—	(9,929)	—	(9,929)
Repurchase of common stock	—	—	(1,617,373)	(26)	(23,772)	(36,200)	—	(59,998)	—	(59,998)
Two-for-one common stock split	—	—	—	682	(682)	—	—	—	—	—
Employee stock purchase plan	—	—	19,417	—	578	—	—	578	—	578
Fresh start valuation adjustment for SFOT units purchased	—	—	—	—	—	280	—	280	—	280
Net loss	—	—	—	—	—	(22,660)	—	(22,660)	—	(22,660)
Net other comprehensive loss	—	—	—	—	—	—	(45,720)	(45,720)	—	(45,720)
Purchase of HWP ownership interests	—	—	—	—	(399)	17	—	(382)	(602)	(984)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(183)	(183)

Balances at December 31, 2011 (Successor)	—	—	54,641,885	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	—	—	2,011,616	50	39,983	9	—	40,042	—	40,042
Issuance of restricted stock units	—	—	1,393,360	35	31,311	—	—	31,346	—	31,346
Stock-based compensation	—	—	—	—	62,556	—	—	62,556	—	62,556
Dividends declared to common shareholders	—	—	—	—	—	(149,111)	—	(149,111)	—	(149,111)
Repurchase of common stock	—	—	(4,249,284)	(106)	(62,455)	(169,423)	—	(231,984)	—	(231,984)
Employee stock purchase plan	—	—	21,185	—	1,206	—	—	1,206	—	1,206
Fresh start valuation adjustment for SFOG and SFOT units purchased	—	—	—	—	—	453	—	453	—	453
Net income	—	—	—	—	—	354,009	—	354,009	—	354,009
Net other comprehensive income, net of tax	—	—	—	—	—	—	20,224	20,224	—	20,224
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	264	264

Balances at December 31, 2012 (Successor)	—	—	53,818,762	$1,345	$904,713	$15,849	$(29,688)	$892,219	$3,934	$896,153

(1)
All Successor share amounts have been retroactively adjusted to reflect Holdings' two-for-one common stock split in June 2011, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor
			Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
	Year Ended December 31, 2012	Year Ended December 31, 2011

Cash flow from operating activities:
Net income	$391,113	$13,145	$84,841	$548,949
Adjustments to reconcile net income to net cash (used in) provided by operating activities before reorganization activities:
Depreciation and amortization	148,045	168,999	118,349	45,675
Reorganization items, net	2,168	2,455	7,479	(819,473)
Stock-based compensation	62,875	54,261	18,668	718
Interest accretion on notes payable	1,201	1,870	1,096	—
Loss on debt extinguishment	587	46,520	18,493	—
Gain on discontinued operations	—	—	(89)	(8,323)
Amortization of debt issuance costs	2,411	7,751	4,642	962
Other, including loss on disposal of assets	8,247	7,168	12,751	1,830
Gain on sale of investee	(67,319)	—	—	—
(Increase) decrease in accounts receivable	(10,497)	844	11,456	(11,375)
(Increase) decrease in inventories, prepaid expenses and other current assets	(2,352)	(549)	17,480	(6,483)
Decrease in deposits and other assets	5,439	6,151	49,559	232
Increase (decrease) in accounts payable, deferred income, accrued liabilities and other long-term liabilities	12,455	817	(52,757)	27,268
Increase (decrease) in accrued interest payable	1,288	(2,342)	3,204	(34,132)
Deferred income tax (benefit) expense	(182,241)	(14,701)	8,011	108,557

Total adjustments	(17,693)	279,244	218,342	(694,544)

Net cash (used in) provided by operating activities before reorganization activities	373,420	292,389	303,183	(145,595)
Cash flow from reorganization activities:
Net cash used in reorganization activities	(1,788)	(17,452)	(30,371)	(62,325)

Total net cash provided by (used in) operating activities	371,632	274,937	272,812	(207,920)
Cash flow from investing activities:
Additions to property and equipment	(99,989)	(91,680)	(52,171)	(42,956)
Property insurance recovery	1,494	536	9,885	5,831
Capital expenditures of discontinued operations	—	—	—	(110)
Acquisition of theme park assets	—	(25)	—	(48)
Purchase of restricted-use investments	(706)	—	(312)	(17)
Maturities of restricted-use investments	—	2,425	98	25
Proceeds from sale of DCP	69,987	—	—	—
Proceeds from sale of assets	1,557	216	60	12
Proceeds from sale of discontinued operations	—	—	2,339	—
Return of capital from DCP	—	—	38,122	—
Cash from the consolidation of HWP Development, LLC	—	—	—	462

Net cash used in investing activities	(27,657)	(88,528)	(1,979)	(36,801)
Cash flow from financing activities:
Repayment of borrowings	(353,230)	(959,412)	(283,591)	(1,470,255)
Proceeds from borrowings	800,000	934,400	200,250	1,013,050
Payment of debt issuance costs	(16,878)	(16,584)	(13,674)	(40,001)
Net proceeds from issuance of common stock	40,929	9,700	599	630,500
Stock repurchases	(231,984)	(59,998)	—	—
Payment of cash dividends	(148,286)	(9,791)	(1,649)	—
Purchase of HWP ownership interests	—	(984)	—	—
Purchase of redeemable noncontrolling interest	(2,033)	(948)	(4,794)	—
Noncontrolling interest distributions	(36,840)	(35,988)	(35,552)	—

Net cash provided by (used in) financing activities	51,678	(139,605)	(138,411)	133,294
Effect of exchange rate on cash	2,128	(2,438)	129	1,107

Increase (decrease) in cash and cash equivalents	397,781	44,366	132,551	(110,320)
Cash and cash equivalents at beginning of period	231,427	187,061	54,510	164,830

Cash and cash equivalents at end of period	$629,208	$231,427	$187,061	$54,510

Supplemental cash flow information
Cash paid for interest	$42,545	$58,935	$45,512	$106,954

Cash paid for income taxes	$9,435	$7,945	$4,068	$4,005

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

    On the Effective Date, Holdings issued an aggregate of 54,777,778 shares of common stock at $0.025 par value as follows: (i) 5,203,888 shares of common stock to the holders of unsecured claims against SFI, (ii) 4,724,618 shares of common stock to certain holders of the 12 1/4% Notes due 2016 (the "2016 Notes") in exchange for such 2016 Notes in the aggregate amount of $69.5 million, (iii) 34,363,950 shares of common stock to certain "accredited investors" that held unsecured claims who participated in a $505.5 million rights offering, (iv) 6,798,012 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $75.0 million, (v) 3,399,006 shares of common stock in an offering to certain purchasers for an aggregate purchase price of $50.0 million and (vi) 288,304 shares of common stock were issued to certain other equity purchasers as consideration for their commitment to purchase an additional $25.0 million of common stock on or before June 1, 2011, following approval by a majority of the members of Holdings' Board of Directors (the "Delayed Draw Equity Purchase"). On June 1, 2011, the Delayed Draw Equity Purchase option expired. These share amounts have been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 12.

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

  •
  Fresh Start Accounting.  As required by accounting principles generally accepted in the United States ("GAAP"), we adopted fresh start accounting effective May 1, 2010 following the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("FASB ASC 852"). The financial statements for the periods ended prior to April 30, 2010 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The implementation of the Plan and the application of fresh start accounting results in financial statements that are not comparable to financial statements in periods prior to emergence. See Note 1(b) for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

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

        Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes, which for the Company is April 30, 2010, the date that the Debtors emerged from Chapter 11. The Plan required the contribution of equity from the creditors representing the unsecured senior noteholders of SFI, of which $555.5 million was raised at a price of $14.71 per share, as adjusted to reflect the June 2011 two-for-one stock split described in Note 12. Holdings also issued stock at $14.71 per share to pay $146.1 million of SFO and SFI claims. The Company's reorganization value reflected the fair value of the new equity and the new debt, the conditions of which were determined after extensive arms-length negotiations between the Debtors' creditors, which included the input of several independent valuation experts representing different creditor interests, who used discounted cash flow, comparable company and precedent transaction analyses.

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

        The four-column consolidated statement of financial position as of April 30, 2010 (see below) reflects the implementation of the Plan. Reorganization adjustments have been recorded within the condensed consolidated balance sheets as of April 30, 2010 to reflect effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh start accounting in accordance with FASB ASC 852. The reorganization value of the Company of approximately $2.3 billion was based

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

1. Chapter 11 Reorganization (Continued)

on the equity value of equity raised plus new indebtedness and fair value of Partnership Parks "put" obligations as follows (in thousands):

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Description of Business

        We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, after giving effect to disposition of parks discussed herein, 16 parks are located in the United States, one park is located in Mexico City, Mexico and one park is located in Montreal, Canada.

        In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park and we no longer operate the park. The Consolidated Financial Statements as of and for all periods presented, reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations. See Note 4 for additional information regarding the disposition of this park.

        On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 16 of our current parks are branded as "Six Flags" parks.

3. Summary of Significant Accounting Policies

  (a)    Basis of Presentation

        The Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. Furthermore, as a result of adopting FASB ASC Topic 810, Consolidation ("FASB ASC 810") on January 1, 2010, we consolidate HWP Development, LLC ("HWP") as a subsidiary in our consolidated financial statements, a joint venture in which we own an appropriate 49% interest as of December 31, 2012, as we satisfy the qualifications of being a primary beneficiary of this entity. Prior to adopting FASB ASC 810 on January 1, 2010, we accounted for our interests in HWP under the equity method in accordance with the previously established accounting guidance. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interests. The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interests. The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations. See further discussion of the impact on our financial statements in Note 3(y) and Note 6.

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

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010

Gain on settlement of liabilities subject to compromise	$—	$—	$—	$(1,087,516)
Fresh start reporting adjustments	—	—	—	178,475
Cost and expenses directly related to the reorganization	2,168	2,455	7,479	89,568

Total reorganization items	$2,168	$2,455	$7,479	$(819,473)

        Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the Creditors' Committee (as such term is defined in the Plan).

        Net cash paid for reorganization items, constituting professional fees and finance fees, totaled $1.8 million, $17.5 million, $30.4 million and $62.3 million for the years ended December 31, 2012 and 2011, eight months ended December 31, 2010, and four months ended April 30, 2010, respectively.

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

  (g)    Cash Equivalents

        Cash equivalents of $495.0 million and $150.0 million at December 31, 2012 and 2011, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

  (h)    Inventories

        Inventories are stated at weighted average cost or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. We have recorded a valuation allowance for slow moving inventory of $0.7 million as of December 31, 2012 and 2011, respectively.

  (i)    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include $23.0 million and $22.4 million of spare parts inventory for existing rides and attractions as of December 31, 2012 and 2011, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

  (j)    Advertising Costs

        Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. At December 31, 2012 and 2011, we had $1.4 million and $1.9 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.

        Advertising and promotions expense was $61.5 million, $62.5 million, $54.1 million and $15.2 million during the years ended December 31, 2012 and 2011, eight months ended December 31, 2010, and four months ended April 30, 2010, respectively.

  (k)    Debt Issuance Costs

        We capitalize costs related to the issuance of debt. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue.

  (l)    Investment Securities

        At December 31, 2012 and 2011, restricted-use investment securities of $1.2 million and $0.5 million, respectively, consists primarily of funds deposited in escrow for capital replacement and tax payments for the Six Flags Great Escape Lodge and Indoor Waterpark.

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

        There have been no changes in our goodwill balance of $630.2 million since the application of fresh-start accounting.

        The following table reflects our intangible assets and accumulated amortization (in thousands):

	December 31,
	2012	2011
Indefinite-lived intangible assets:
Trade names and trademarks	$344,000	$344,000
Accumulated amortization	—	—

	344,000	344,000

Finite-lived intangible assets:
Third party licensing rights	24,361	25,044
Accumulated amortization	(6,407)	(4,165)

	17,954	20,879

Sponsorship agreements	43,000	43,000
Accumulated amortization	(31,273)	(19,545)

	11,727	23,455

Group sales customer relationships	—	7,000
Accumulated amortization	—	(5,833)

	—	1,167

Other identifiable intangibles	3,576	3,541
Accumulated amortization	(692)	(494)

	2,884	3,047

Total intangible assets, cost	414,937	422,585
Total accumulated amortization	(38,372)	(30,037)

Total intangible assets, net	$376,565	$392,548

        Our intangible assets with identifiable useful lives are amortized on a straight-line basis over their estimated useful lives. We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $5.0 million over each of the next five years. The weighted

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

average useful lives of the third party licensing rights, sponsorship agreements and group sales customer relationships are ten years, four years and two years, respectively.

  (o)    Valuation of Long-Lived Assets

        Long-lived assets totaled $2,261.4 million at December 31, 2012, consisting of property and equipment ($1,254.6 million), goodwill ($630.2 million) and other intangible assets ($376.6 million). With our adoption of fresh start accounting upon emergence, assets were revalued based on the fair values of long-lived assets.

        Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if indicators are identified that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity (deficit). In September 2012, the FASB amended FASB ASC 350 which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the asset is impaired. We adopted this amendment in September 2012 and we performed a qualitative analysis on our indefinite-lived trade name intangible at December 31, 2012. Based on the results of our qualitative analysis, we determined that it was more likely than not that our trade name was not impaired. Accordingly, no impairment was required on our goodwill or indefinite-lived intangible assets.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (p)    Revenue Recognition

        We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our customer. For season pass and other multi-use admissions, we recognize a pro-rata portion of the revenue as the guest attends our parks. Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying consolidated statements of operations. Deferred income at December 31, 2012 primarily reflects advanced sales of 2013 season passes.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (s)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $169.9 million, $426.6 million and $420.1 million as of December 31, 2012, December 31, 2011 and December 31, 2010, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. During the fourth quarter, we determined that the valuation allowance against our federal net operating losses was no longer required because of the significant amount of net income that we generated in 2012. Our 2012 results, coupled with our projected taxable income over the foreseeable future, gave us comfort that we would be able to utilize all of our federal net operating loss carryforwards before they expire. See Note 11.

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

        We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2012, we had no accrued interest and penalties liability.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (u)    Stock Benefit Plans

  Successor

        Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the "Long-Term Incentive Plan"). Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, "Awards") to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan originally provided for the issuance of no more than 9,666,666 shares of common stock of Holdings, as adjusted to reflect Holdings' two-for-one stock split in June 2011. In May 2012, our stockholders approved an amended and restated Long-Term Incentive Plan that, among other things, increased the number of shares available for issuance under the Long-Term Incentive Plan by 4,400,000 shares from 9,666,666 to 14,066,666.

        During the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010, stock-based compensation expense related to the Long-Term Incentive Plan was $62.6 million, $54.1 million and $18.7 million, respectively.

        As of December 31, 2012, options to purchase approximately 4,718,000 shares of common stock of Holdings and approximately 347,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 3,130,000 shares were available for future grant.

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

        The following weighted-average assumptions were utilized in the Black-Scholes model for the stock options granted in the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010:

	December 31, 2012		December 31, 2011		December 31, 2010
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	1.08%	1.08%	—%	1.68%	2.16%	1.82%
Expected life (in years)	6.25	6.25	—	6.25	6.25	6.25
Expected volatility	44.23%	44.14%	—%	43.68%	44.11%	43.96%
Expected dividend yield	4.51%	3.48%	—%	0.65%	—%	—%

        The following table summarizes option activity for the year ended December 31, 2012:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2011	5,732,000	21.99
Granted	1,292,000	51.04
Exercised	(1,963,000)	20.39
Canceled or exchanged	—	—
Forfeited	(341,000)	29.41
Expired	(2,000)	31.26

Balance at December 31, 2012	4,718,000	30.07	8.29	146,868,000

Vested and expected to vest at December 31, 2012	4,569,000	29.99	8.29	142,614,000

Options exercisable at December 31, 2012	389,000	24.32	7.97	14,341,000

        The weighted average grant date fair value of the options granted during the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010 was $16.13, $13.82 and $8.28, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The total intrinsic value of options exercised for the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010 was $68.0 million, $6.9 million and $0.6 million, respectively. The total fair value of options that vested during the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010 was $15.7 million, $10.3 million and $0.5 million, respectively.

        As of December 31, 2012, there was $25.0 million of total unrecognized compensation expense related to option awards, which is expected to be recognized over a weighted-average period of 2.9 years.

        Cash received from the exercise of stock options during the years ended December 31, 2012 and 2011 and eight months ended December 31, 2010 was $40.0 million, $9.1 million and $0.6 million, respectively.

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

        During the year ended December 31, 2011, approximately 5,000 shares of stock were granted to our Chief Executive Officer as part of his 2010 bonus award. In addition to the restricted stock awards granted, during the year ended December 31, 2010 a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in an additional 1,456,000 shares of restricted stock units being granted to certain key employees in February 2012. Such restricted stock units were unvested when granted and originally scheduled to vest upon the completion of the Company's 2012 audit if the EBITDA performance target for 2012 was achieved. Since as of December 2012 it was clear that the Company would exceed the performance target for 2012, Holdings' Board of Directors determined it was in the best interest of the Company to accelerate the vesting of the award by a couple of months to a December 24, 2012 vesting date thereby potentially creating significant tax savings for the individuals that received the award. As of December 31, 2012, all of the compensation expense related to this award has been recognized. In September 2012, our Chief Operating Officer retired and upon his retirement, 41,000 of these shares of restricted stock units were forfeited.

        During the year ended December 31, 2011, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $500 million by 2015. The aggregate payout under the performance award to key employees if the target is achieved in 2015 would be 1,325,000 shares but could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2012. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2012, the total unrecognized compensation expense related to this award at target achievement in 2015 is $81.1 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at January 1, 2012	548,000	18.74
Granted	1,467,000	45.84
Vested	(1,606,000)	42.69
Forfeited	(62,000)	35.72
Cancelled	—	—

Non-vested balance at December 31, 2012	347,000	19.46

        The weighted average grant date fair value per share of stock awards granted during the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010 was $45.84, $35.13 and $17.93, respectively.

        The total grant date fair value of the stock awards granted during the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010 was $67.3 million, $0.8 million and $17.2 million, respectively. The total fair value of stock awards that vested during the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010 was $68.5 million, $4.2 million and $2.6 million, respectively.

        As of December 31, 2012, there was $2.2 million of total unrecognized compensation expense related to restricted stock and restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Deferred Share Units

        Non-employee directors can elect to receive the value of their annual cash retainer as a deferred share unit award (DSU) under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director's annual cash retainer divided by the closing price of Holdings' common stock on the date of the annual stockholders meeting. Each DSU represents the Company's obligation to issue one share of common stock and the shares are delivered approximately thirty days following the cessation of the non-employee director's service as a director of the Company.

        DSUs vest quarterly consistent with the manner in which non-employee directors' cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

        During the year ended December 31, 2012, approximately 2,000 DSUs were granted at a weighted-average grant date fair value of $48.40 per unit. The total grant date fair value of DSUs granted during the year ended December 31, 2012 was $0.1 million. During the year ended December 31, 2011, no DSUs were granted.

        As of December 31, 2012, there was no unrecognized compensation expense related to the outstanding DSUs.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  Dividend Equivalent Rights

        On February 8, 2012, Holdings' Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options. At February 8, 2012, approximately 5.0 million unvested stock options were outstanding. As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash. Generally, holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015. In August 2012, Holdings' Board of Directors granted approximately 1.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options.

        The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval at the Company's 2012 Annual Meeting of Stockholders of the Company's proposal to amend the Long-Term Incentive Plan to increase the number of shares for issuance under the Long-Term Incentive Plan from 9,666,666 to 14,066,666. On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance. We recorded $6.1 million of stock-based compensation for the DER grants during the year ended December 31, 2012.

  Successor—Employee Stock Purchase Plan

        On September 15, 2010 and subject to stockholder approval, Holdings' Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") under Section 423 of the Internal Revenue Code. On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective. The ESPP allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. At December 31, 2012, we had 959,000 shares available for purchase pursuant to the ESPP.

        For the ESPP six-month offering period ended June 30, 2012, and the six-month offering period ended December 31, 2012, stock-based compensation related to the purchase rights was calculated as the difference between the cost to purchase Holdings' common stock at 90% of the market value of the common stock at the beginning of the six-month offering periods and the cost to purchase Holdings' common stock at the market value of the common stock at the end of the six-month offering periods.

        During the years ended December 31, 2012 and 2011, we recognized $0.3 million and $0.2 million of stock-based compensation expense relating to the ESPP, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        As of December 31, 2012 and 2011, no purchase rights were outstanding under the ESPP. The total intrinsic value of purchase rights exercised during the years ended December 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively.

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

        During the four months ended April 30, 2010, stock-based compensation expense related to the Preconfirmation Stock Incentive Plans was $2.0 million (including $1.3 million recorded in reorganization items as the grants were canceled as a result of the Plan).

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

        No options were exercised during the four months ended April 30, 2010. The total fair value of options that vested during the four months ended April 30, 2010 was $3.0 million.

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

  (v)    Comprehensive Income (Loss)

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

  (x)    Reclassifications

        Reclassifications have been made to certain amounts reported in 2011 and 2010 to conform to the 2012 presentation.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  (y)    Recent Accounting Pronouncements

        In September 2012, the FASB issued an amendment to the accounting for goodwill and other intangible assets. This update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. The amendment gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. These amendments, which permit an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment, result in guidance that is similar to the goodwill impairment testing guidance. The new guidance is effective as of the beginning of interim and annual reporting periods that begin after September 15, 2012.

        We adopted the new guidance at September 15, 2012. As a result, we assessed qualitative factors to determine if it was more likely than not that our indefinite-lived trade name intangible asset was impaired at December 31, 2012. Based on our qualitative assessment, we determined that our trade name intangible asset was not impaired at December 31, 2012 and therefore we did not perform a quantitative analysis. See Note 3(o) to the Consolidated Financial Statements.

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

        We adopted the new guidance at January 1, 2010. As a result of adopting this update, we consolidated HWP Development, LLC joint venture as of January 1, 2010, which resulted in a $38.8 million and a $33.8 million increase our assets and liabilities, respectively. The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying consolidated balance sheets as noncontrolling interest. The portion of earnings attributable to the non-affiliated parties is reflected as net income attributable to noncontrolling interest in the accompanying consolidated statements of operations for periods ended December 31, 2012, December 31, 2011, December 31, 2010 and April 30, 2010. The adoption of this updated amendment did not change the accounting treatment of the partnerships that own SFOT and SFOG, which we continued to consolidate. See Note 6.

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

        The Consolidated Financial Statements as of and for all periods presented reflect the assets, liabilities and results of operations for our Louisville park as discontinued operations. As of December 31, 2012 and 2011, there were no assets or liabilities held for sale related to any of our parks that had been sold, excluding contingent liabilities discussed in Note 16.

        The following are components of the net results of discontinued operations for the indicated periods (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
Operating revenue	$—	$—	$111	$127

Loss from discontinued operations before income taxes	$—	$—	$(603)	$(2,633)
Impairment on assets held for sale	—	—	—	—
Decrease (increase) in contingent liabilities from sale indemnities	7,273	1,201	(51)	10,308
Gain on assets held for sale	—	—	89	2,084

Income (loss) from discontinued operations	$7,273	$1,201	$(565)	$9,759

        Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

5. Property and Equipment

        Property and equipment, at cost, are classified as follows (in thousands):

	December 31,
	2012	2011
Land	$227,202	$227,257
Land improvements	166,280	158,855
Buildings and improvements	256,967	250,020
Rides and attractions	809,006	742,259
Equipment	175,735	165,960

Total	1,635,190	1,544,351
Accumulated depreciation	(380,561)	(252,514)

	$1,254,629	$1,291,837

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

        The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at December 31, 2010	$441,655
Fresh start accounting fair market value adjustment for purchased units	(280)
Purchases of redeemable units of SFOT and SFOG	(948)
Net income attributable to noncontrolling interests	35,988
Distributions to noncontrolling interests	(35,988)

Balance at December 31, 2011	440,427
Fresh start accounting fair market value adjustment for purchased units	(453)
Purchases of redeemable units of SFOT and SFOG	(2,033)
Net income attributable to noncontrolling interests	36,840
Distributions to noncontrolling interests	(36,840)

Balance at December 31, 2012	$437,941

        See Note 16 for a description of the partnership arrangements applicable to SFOT and SFOG. The redemption value of the partnership units at December 31, 2012 is approximately $348.2 million.

        As a result of adopting FASB ASC 810 as described in Note 3(y), we consolidated HWP in the Consolidated Financial Statements beginning on January 1, 2010. Noncontrolling interests represent the non-affiliated parties' share of the assets of HWP. In October 2011, we acquired a third party's ownership interests for $1.0 million. As a result, our ownership interest in the HWP joint venture increased from approximately 41% to approximately 49%. The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at December 31, 2010	$4,455
Net loss attributable to noncontrolling interests	(183)
Purchase of ownership interests	(585)
Fresh start accounting fair market value adjustment for purchased ownership interests	(17)

Balance at December 31, 2011	3,670
Net income attributable to noncontrolling interests	264
Purchase of ownership interests	—
Fresh start accounting fair market value adjustment for purchased ownership interests	—

Balance at December 31, 2012	$3,934

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

December 31, 2011. Furthermore, as a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value as described in Note 1(b). During the third quarter of 2010, we received distributions from DCP in the amount of $42.5 million. During the third quarter of 2012, the venture sold DCP to a third party. We received approximately $70.0 million for our portion of the proceeds from the sale on October 1, 2012 and we received an additional $0.3 million in January 2013 related to the sale of another small investment that was owned by the venture. We recorded a gain of approximately $67.3 million after recovering our $2.5 million investment and a $0.5 million license that allowed us to air DCP shows at our parks. There are several items that are being resolved related to the sale. As a result, some of the sale proceeds are being held in escrow to be released at later dates. If all of these items result in favorable outcomes, we would receive up to $10 million of additional proceeds from the sale. We have not recorded a receivable for any of these additional amounts due to their contingent nature.

        We had accounted for our investment under the equity method and included our investment of $4.7 million as of December 31, 2011, in deposits and other assets in the accompanying consolidated balance sheets.

7. Derivative Financial Instruments

        In March 2012, we entered into a floating-to-fixed interest rate agreement with a notional amount of $470.0 million in order to limit exposure to an increase in the LIBOR interest rate of the Term Loan B (see Note 8). Our Term Loan B borrowings bear interest based on LIBOR plus an applicable margin. The interest rate agreement capped the LIBOR component of the interest rate at 1.00%. The term of the agreement began in March 2012 and expires in March 2014. Upon executing the agreement, we designated and documented the interest rate agreement as a cash flow hedge.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Derivative Financial Instruments (Continued)

        Derivatives recorded at fair value in our condensed consolidated balance sheets as of December 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	Derivative Assets
	December 31, 2012	December 31, 2011
Derivatives Designated as Cash Flow Hedges
Interest rate contract—current	$2	$—
Interest rate contract—non-current	30	—

	$32	$—

        At December 31, 2012 and December 31, 2011, we held no derivative liabilities. At December 31, 2012 and December 31, 2011, we held no derivatives not designated as hedging instruments.

        Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in accumulated other comprehensive income ("AOCI") when in qualifying effective relationships and directly in other (income) expense, net when they are not designated as hedges. These amounts are reclassified to interest expense when the forecasted transaction takes place.

        Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statement of operations for the years ended December 31, 2012 and 2011 were as follows (in thousands):

Years Ended December 31, 2012 and 2011

	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	2012	2011	2012	2011	2012	2011
Interest rate contract	$(866)	$—	$(37)	$—	$—	$—

Total	$(866)	$—	$(37)	$—	$—	$—

        As of December 31, 2012, approximately $0.6 million of unrealized losses associated with our interest rate contract derivative instrument is expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B. For the year ended December 31, 2012, no hedge ineffectiveness was recorded for the interest rate agreement.

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

        The following is a summary of the changes recorded in accumulated other comprehensive income (loss) during the four months ended April 30, 2010 (in thousands):

Predecessor Gain
Ending balance at December 31, 2009	$1,270
Reclassification to other (income) expense, net	(559)

Ending balance at April 30, 2010	$711

        On the Effective Date, we settled all obligations under the interest rate swaps. As a result of fresh start accounting, the remaining accumulated other comprehensive income balance was eliminated and recorded as a reorganization item.

8. Long-Term Indebtedness

2011 Credit Facility

        On December 20, 2011, we entered into a $1,135.0 million credit agreement (the "2011 Credit Facility"), which replaced the First Lien Amendment and related facilities, with several lenders including Wells Fargo Bank National Association, as administrative agent and related loan and security documentation agents. The 2011 Credit Facility was comprised of a 5-year $200.0 million revolving credit loan facility (the "2011 Revolving Loan"), a 5-year $75.0 million Tranche A Term Loan facility (the "Term Loan A") and a 7-year $860.0 million Tranche B Term Loan facility (the "Term Loan B" and together with the Term Loan A, the "2011 Term Loans"). In certain circumstances, the Term Loan B could be increased by $300.0 million. The proceeds from the $935.0 million 2011 Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million Senior Term Loan. Interest on the 2011 Credit Facility accrues based on pricing rates corresponding with SFTP's senior secured leverage ratios as set forth in the credit agreement.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

        On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800 million of senior unsecured notes, (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters, and (iv) reduced the interest rate payable on the Term Loan B by 25 basis points.

        At December 31, 2012 and 2011, no advances under the 2011 Revolving Loan were outstanding (excluding letters of credit in the amount of $18.2 million and $31.2 million, respectively). Interest on the 2011 Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secure leverage ratio. At December 31, 2012 and 2011, the 2011 Revolving Loan unused commitment fee was 0.50%. The principal amount of the 2011 Revolving Loan is due and payable on December 20, 2016.

        At December 31, 2012 the Term Loan A had been fully repaid and at December 31, 2011, $75.0 million of the Term Loan A was outstanding. Interest on the $75.0 million Term Loan A accrued at an annual rate of LIBOR plus an applicable margin based on our senior secure leverage ratio. At December 31, 2011, the Term Loan A interest rate was 2.55%. Beginning on March 31, 2012, the Term Loan A began amortizing in quarterly installments of $0.9 million per quarter and was paid off on December 31, 2012 with the proceeds from the senior unsecured note offering.

        At December 31, 2012 and 2011 $582.2 million and $860.0 million under the Term Loan B were outstanding, respectively. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 1.0% LIBOR floor, based on our senior secure leverage ratio. At December 31, 2012 and 2011, the Term Loan B interest rate was 4.00% and 4.25%. respectively. Beginning on March 31, 2013, the Term Loan B will amortize in quarterly installments of $1.5 million with all remaining outstanding principal due and payable on December 20, 2018.

        Pursuant to the 2011 Credit Facility agreement, amounts outstanding under the 2011 Credit Facility are guaranteed by Holdings, SFO and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The 2011 Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Loan Parties. The agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant. In addition, the 2011 Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The 2011 Credit Facility agreement contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

2021 Notes

        On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"). The proceeds from the 2021 Notes were used to repay the $72.2 million that was outstanding under the Term Loan A and to repay $277.8 million of the outstanding balance of the Term Loan B and the remaining proceeds will be used for share repurchases

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

and other corporate matters. Interest payments of $21.0 million are due on January 15 and July 15 (except in 2013 when we will only make one interest payment of $22.3 million on July 15 and in 2021 when we will only make one payment of $21.0 million on January 15).

        The 2021 Notes are guaranteed by the Loan Parties. The 2021 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2021 Notes contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

        In connection with the 2012 Credit Facility Amendment, the issuance of the 2021 Notes and the repayment of the Term Loan A and a portion of the Term Loan B, we recorded a $0.6 million loss on debt extinguishment for the year ended December 31, 2012.

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

        On December 3, 2010, the First Lien Credit Agreement was amended (the "First Lien Amendment") to increase the Senior Credit Facility to $1.070 billion comprised of $120.0 million revolving loan facility (the "Revolving Loan") (none of which was outstanding at December 31, 2010 (excluding letters of credit in the amount of $27.6 million)), which could be increased up to $200.0 million in certain circumstances, and a $950.0 million term loan facility (the "Senior Term Loan") (all of which was outstanding at December 31, 2010). Interest on the Senior Credit Facility accrued at an annual rate equal to LIBOR + 4.25% in the case of the Revolving Loan, with a 1.50% LIBOR floor (no draws outstanding at December 31, 2010) and LIBOR + 3.75% in the case of the Senior Term Loan, with a 1.50% LIBOR floor (5.5% at December 31, 2010). Interest on the Senior Term Loan was subject to a 0.25% reduction based on the Company achieving certain rating agency levels or senior secured leverage ratio amounts. In March 2011, we received this 0.25% reduction when our corporate rating was improved to BB- by Standard & Poor's. On December 20, 2011 in connection with the 2011 Credit Facility, we repaid in full the $950.0 million Senior Term Loan, terminated the Senior Credit Facility, and recorded a $42.2 million loss on debt extinguishment.

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

TW Loan

        On the Effective Date, the TW Borrowers entered into the TW Loan with TW-SF, LLC. The TW Loan provided the TW Borrowers with a $150.0 million multi-draw term loan facility. Interest on the TW Loan accrued at a rate equal to (i) the greater of (a) LIBOR or (b) 2.50% (or to the extent that any LIBOR or similar rate floor under the Senior Credit Facility (or under any senior term credit facility that amends, restates, amends and restates, refinances, modifies or extends the Senior Credit Facility) is higher than 2.50%, such higher floor) plus (ii) the then "Applicable Margin" under the Exit First Lien Term Loan (or, if higher) under any successor term facility plus (iii) 1.00%. The TW Loan was unconditionally guaranteed on a joint and several and senior unsecured basis by Holdings, SFO, SFTP and each of the direct and indirect domestic subsidiaries of Holdings who were guarantors under the Senior Credit Facility (collectively, the "TW Guarantors") under the terms of the Guarantee Agreement (the "TW Guarantee Agreement") entered into by the TW Guarantors in favor of TW-SF, LLC on the Effective Date. The TW Loan agreement and TW Guarantee Agreement contained representations, warranties, covenants and events of default on substantially similar terms as those contained in the First Lien Credit Agreement, as amended. On December 3, 2010, the TW Loan agreement and TW Guarantee Agreement were amended to primarily conform to the new terms under the First Lien Amendment. Under the TW Loan amendment, the TW Borrowers agreed to pay an unused commitment fee of 0.50% per year. No borrowings occurred during 2011 or 2010 under the TW Loan. On December 20, 2011 and in connection with the 2011 Credit Facility, the TW Loan and the related TW Guarantee Agreement were terminated and we recorded a $4.3 million loss on debt extinguishment.

        On May 15, 2009, the TW Borrowers entered into a promissory note with TW-SF, LLC ("Prepetition TW Promissory Note"). Interest on the Prepetition TW Promissory Note accrued at a rate of 14% per year. On the Effective Date, the TW Borrowers repaid in full all amounts outstanding under the Prepetition TW Promissory Note, including interest, which as of the Effective Date was $32.6 million.

HWP Refinance Loan

        On November 5, 2007, HWP entered into the $33.0 million Refinance Loan retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. HWP is subject to various covenants under the Refinance

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $1.2 million and $0.5 million at December 31, 2012 and 2011, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

Long-Term Indebtedness Summary

        At December 31, 2012, 2011 and 2010, long-term debt consisted of the following (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Term Loan A	$—	$75,000	$—
Term Loan B	582,187	860,000	—
2021 Notes	800,000	—	—
Senior Credit Facility	—	—	950,000
HWP Refinance Loan	31,128	31,546	31,943
Other	—	—	1,017
Net discount	(8,109)	(9,310)	(11,806)

Long-term debt	1,405,206	957,236	971,154
Less current portion	(6,240)	(35,296)	(32,959)

Total long-term debt	$1,398,966	$921,940	$938,195

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Indebtedness (Continued)

        As of December 31, 2012, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows (in thousands):

Year ending December 31:
2013	$6,240
2014	6,305
2015	6,339
2016	6,370
2017	34,983
Thereafter	1,353,078

$1,413,315

9. Selling, General and Administrative Expenses

        Selling, general and administrative expenses are composed of the following (in thousands):

	Successor			Predecessor
			Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
	Year Ended December 31, 2012	Year Ended December 31, 2011

Park	$118,162	$118,887	$91,805	$31,676
Corporate	$107,713	96,172	50,274	15,932

	$225,875	$215,059	$142,079	$47,608

        Stock-based compensation of $62.9 million, $54.3 million, $18.7 million, and $0.7 million is included in the years ended December 31, 2012 and 2011, eight months ended December 31, 2010, and four months ended April 30, 2010, respectively.

10. Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at December 31, 2012 and 2011 and classification of such instruments in accordance with FASB ASC 820 (in thousands):

	December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,218	$1,218	$513	$513
Long-term debt (including current portion)	(1,405,206)	(1,410,255)	(957,236)	(951,306)

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

11. Income Taxes

        The following table summarizes the components of income tax (benefit) expense from continuing operations for the years ended December 31, 2012 and 2011, eight months ended December 31, 2010 and four months ended April 30, 2010 (in thousands):

	Current	Deferred	Total
Successor
2012:
U.S. federal	$—	$(165,504)	$(165,504)
Foreign	6,281	1,181	7,462
State and local	3,732	(17,918)	(14,186)

	$10,013	$(182,241)	$(172,228)

2011:
U.S. federal	$—	$(13,063)	$(13,063)
Foreign	6,716	(599)	6,117
State and local	(80)	(1,039)	(1,119)

	$6,636	$(14,701)	$(8,065)

Eight months ended December 31, 2010:
U.S. federal	$—	$7,716	$7,716
Foreign	2,088	712	2,800
State and local	1,078	(417)	661

	$3,166	$8,011	$11,177

Predecessor
Four months ended April 30, 2010:
U.S. federal	$—	$93,798	$93,798
Foreign	3,856	6,955	10,811
State and local	235	7,804	8,039

	$4,091	$108,557	$112,648

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Recorded income tax (benefit) expense allocated to income (loss) from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	Successor			Predecessor
			Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
	Year Ended December 31, 2012	Year Ended December 31, 2011

Computed "expected" federal income tax expense (benefit)	$74,064	$1,358	$33,804	$228,143
Change in valuation allowance	(234,536)	(9,283)	(31,685)	(160,251)
Effect of state and local income taxes, net of federal tax benefit	5,791	685	2,419	19,426
Effect of noncontrolling interest income distribution	(12,986)	(12,532)	(12,175)	(27)
Nondeductible compensation	805	11,654	2,908	2,651
Effect of foreign income taxes	958	308	13,677	(6,583)
Effect of foreign earnings earned and remitted in the same year	1,446	—	—	—
Reorganization items and fresh start accounting adjustments, net	759	859	1,364	34,787
Other, net	(8,529)	(1,114)	865	(5,498)

	$(172,228)	$(8,065)	$11,177	$112,648

        Under the Plan, the Company's prepetition debt securities, primarily the Prepetition Notes, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our federal NOLs and state NOLs (collectively, the "Tax Attributes") after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11. As a result of emergence from Chapter 11, the Company's NOLs were reduced by approximately $804.8 million of CODI.

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

        Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred tax assets	$561,216	$620,506
Less: Valuation allowance	169,870	426,585

Net deferred tax assets	391,346	193,921
Deferred tax liabilities	411,443	414,655

Net deferred tax liability	$20,097	$220,734

	December 31,
	2012	2011
Deferred tax assets:
Federal net operating loss carryforwards	$288,675	$365,336
State net operating loss carryforwards	180,777	173,501
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	85,173	75,078

	$561,216	620,506

Deferred tax liabilities:
Property and equipment	$287,992	$294,006
Intangible assets and other	123,451	120,649

	$411,443	$414,655

        In addition to the net operating losses recognized under financial accounting principles and included in deferred income tax assets in the above table, as of December 31, 2012, the Company has approximately $90 million of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements. When these benefits are realized in the Company's tax returns as a reduction of taxes that otherwise would have been required to be paid in cash, then, in accordance with ASC 718, the Company will recognize these excess benefits as an increase in additional paid in capital on an after-tax basis, which at current income tax rates would approximate $31 million. We use tax law ordering when determining when excess tax benefits have been realized.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        As of December 31, 2012 and 2011, we had approximately $0.9 billion and $1.1 billion of net operating loss carryforwards available for U.S. federal income tax purposes, respectively, which expire through 2029 and net operating loss carryforwards available for state income tax purposes in aggregate of $4.7 billion as of December 31, 2012 and 2011, respectively, which expire through 2032. We have recorded a valuation allowance of $169.9 million and $426.6 million as of December 31, 2012 and 2011, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2012 was primarily based on our inability to use state deferred tax assets related to NOLs that were generated in states that we no longer do business in. The valuation allowance at December 31, 2011 was based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities by jurisdiction in which we operate and the period over which deferred tax assets are recoverable because we were not consistently generating taxable income from operations and could not project our ability to generate taxable income from operations. At December 31, 2012 and 2011, we had approximately $6.6 million of alternative minimum tax credits which have no expiration date.

        The change in valuation allowance attributable to income (loss) from continuing operations, discontinued operations and other comprehensive loss and equity is presented below (in thousands):

	Successor			Predecessor
			Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
	Year Ended December 31, 2012	Year Ended December 31, 2011

Continuing operations	$(234,536)	$(9,283)	$(31,685)	$(160,251)
Discontinued operations	(2,763)	(457)	215	(3,708)
Changes in other comprehensive loss and equity	(19,416)	16,226	1,593	1,501

	$(256,715)	$6,486	$(29,877)	$(162,458)

        Our unrecognized tax benefit at December 31, 2012 and 2011 was $43.9 million and $48.1 million, respectively. There was a reduction in the amount for 2012 based on jurisdictions where the tax benefit could be utilized. There were no additions or reductions to this unrecognized tax benefit during 2011.

12. Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit)

Common Stock

        At December 31, 2012, the number of authorized shares of common stock was 140,000,000 shares, of which 53,818,762 shares were outstanding, 3,129,999 shares were reserved for future issuance through our Long-Term Incentive Plan, and 959,398 shares were reserved for future issuance through our Employee Stock Purchase Plan (the "ESPP"). Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.

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

        On February 24, 2011, Holdings' Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings' common stock over a three-year period (the "First Stock Repurchase Plan"). Under the First Stock Repurchase Plan, during the twelve months ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012. On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). During the twelve months ended December 31, 2012, Holding repurchased an aggregate of 4,249,000 shares at a cumulative price of approximately $232.0 million under the Second Stock Repurchase Plan. As of January 4, 2013, Holdings had repurchased an additional 289,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $62.31 to complete the permitted repurchases under the Second Stock Repurchase Plan. On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock through 2015 (the "Third Stock Repurchase Plan"). As of February 26, 2013, Holdings has repurchased 3,339,000 shares at a cumulative price of approximately $212.3 million and an average price per share of $63.60 under the Third Stock Repurchase Plan.

        During the years ended December 31, 2012 and 2011, the Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividend Paid Per Share
2012
Fourth Quarter	$0.90
Third Quarter	$0.60
Second Quarter	$0.60
First Quarter	$0.60
2011
Fourth Quarter	$0.06
Third Quarter	$0.06
Second Quarter	$0.03
First Quarter	$0.03

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit) (Continued)

Preferred Stock

        The number of authorized shares of preferred stock was 5,000,000 at December 31, 2012. No shares of preferred stock were outstanding or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.

Accumulated Other Comprehensive (Loss) Income

        The balances for each component of accumulated other comprehensive (loss) income are as follows (in thousands):

	Foreign currency translation(1)	Cash flow hedges(2)	Defined benefit retirement plan(3)	Accumulated other comprehensive income (loss)
Six Flags Entertainment Corporation—Successor
Balance, December 31, 2010	2,539	—	(6,731)	(4,192)
Net current period change	(9,154)	—	—	(9,154)
Actuarial loss on defined benefit retirement plan	—	—	(36,566)	(36,566)

Balance, December 31, 2011	$(6,615)	$—	$(43,297)	$(49,912)
Net current period change	6,835	(501)	—	6,334
Actuarial loss on defined benefit retirement plan	—	—	13,890	13,890

Balance, December 31, 2012, net of tax	$220	$(501)	$(29,407)	$(29,688)

(1)
Foreign currency translation adjustment presented net of taxes of $0.1 million for the year ended December 31, 2012.

(2)
Change in cash flow hedging is presented net of taxes of $0.3 million for the year ended December 31, 2012.

(3)
Defined benefit retirement plan is presented net of taxes of $19.2 million for the year ended December 31, 2012.

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

        As of the Effective Date, the pension liability was adjusted by $1.6 million to its fair value as described in Note 1(b).

Obligations and Funded Status

        The following table sets forth the change in our benefit plan obligation and fair value of plan assets (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010

Change in benefit obligation:
Beginning balance	$218,806	$183,048	$170,944	$167,391
Interest cost	9,226	9,741	6,481	3,225
Actuarial loss	14,616	32,385	9,731	2,326
Benefits paid	(7,146)	(6,368)	(4,108)	(1,998)

Benefit obligation at end of period	$235,502	$218,806	$183,048	$170,944

Change in fair value of plan assets:
Beginning balance	$146,630	$143,818	$137,374	$131,110
Actual return on assets	19,648	6,480	9,747	7,182
Employer contributions	6,075	3,750	1,080	1,080
Administrative fees	(1,159)	(1,050)	(275)	—
Benefits paid	(7,146)	(6,368)	(4,108)	(1,998)

Fair value of plan assets at end of period	$164,048	$146,630	$143,818	$137,374

        Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. The accumulated benefit obligation for the SFTP Benefit Plan at the end of 2012 and 2011 was $235.5 million and $218.8 million, respectively. We use December 31 as our measurement date.

        At December 31, 2012 and 2011, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded, which we recognized in other long-term liabilities in our consolidated balance sheets. The following is a

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

reconciliation of the SFTP Benefit Plan funded status to the amounts recognized in our consolidated balance sheets at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Fair value of plan assets	$164,048	$146,630
Benefit obligation	(235,502)	(218,806)

Funded status (deficit)	$(71,454)	$(72,176)

Other long-term liabilities	$(71,454)	$(72,176)

        The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2012	2011
Discount rate	3.850%	4.300%
Rate of compensation increase	N/A	N/A

Net periodic benefit cost and other comprehensive income (loss)

        The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss) (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010

Net periodic benefit cost:
Service cost	$1,150	$1,050	$275	$—
Interest cost	9,226	9,741	6,481	3,225
Expected return on plan assets	(10,982)	(10,662)	(6,747)	(3,226)
Amortization of net actuarial loss	666	—	—	273

Total net periodic benefit cost	$60	$129	$9	$272

Other comprehensive (loss) income:
Current year actuarial (loss) gain	$(5,293)	$(36,566)	$(6,731)	$1,630
Amortization of actuarial gain	—	—	—	42,809
Effect of curtailment loss	—	—	—	—
Effects of curtailment on prior service costs	—	—	—	—

Total other comprehensive (loss) income	$(5,293)	$(36,566)	$(6,731)	$44,439

        On the Effective Date, the $44.4 million accumulated other comprehensive loss balance was eliminated during the application of fresh start accounting as discussed in Note 1(b). As of December 31, 2012 and 2011, we have recorded $29.4 million (net of $19.2 million of tax) and $43.3 million in accumulated other comprehensive loss in our consolidated balance sheets, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are as follows (in thousands):

Actuarial loss	$804
Prior service cost	—

Total	$804

        The weighted average assumptions used to determine net costs are as follows:

	2012	2011	2010
Discount rate	4.300%	5.400%	5.800%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.500%	7.500%	7.500%

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

Plan Assets

        The target allocations for plan assets are 25% domestic equity securities, 37% fixed income securities, 13% international equity securities, and 25% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds.

        The fair value of plan assets was $164.0 million and $146.6 million at December 31, 2012 and 2011, respectively. The expected long term rate of return on these plan assets was 7.50% in 2012, 2011 and 2010. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy, as defined in Note 3(f), used to determine the fair value (in thousands):

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Equity Securities
Large-Cap Disciplined Equity(a)	$37,942	$37,942	$—	$—
Small/Mid-Cap Equity(a)	9,212	9,212	—	—
International Equity(b)	21,618	21,618	—	—
Fixed Income
Long Duration Fixed Income(c)	46,084	46,084	—	—
Core Fixed Income(c)	3,081	3,081	—	—
High Yield(d)	6,145	6,145	—	—
Emerging Markets Debt(e)	4,638	4,638	—	—
Alternatives
Hedge Fund of Funds(f)	22,618	—	—	22,618
Cash(g)	4,510	4,510	—	—
Other Investments(h)	8,200	8,200	—	—

Total	$164,048	$141,430	$—	$22,618

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

(g)
Cash held at year end was to be used to purchase equity based securities in January 2013.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Pension Benefits (Continued)

(h)
This category is comprised of an investment in a common collective trust with the underlying assets invested in asset-backed securities, money market funds, corporate bonds and bank notes. The underlying assets are actively traded on the registered exchanges.

        The following table represents a rollforward of the December 31, 2012 and 2011 balances of our plan assets that are valued using Level 3 inputs (in thousands):

Hedge Fund of Funds
Beginning balance at December 31, 2010	$20,700
Actual return on plan assets:
Relating to assets still held at the reporting date	(143)
Relating to assets sold during the period	39
Purchases, sales and settlements, net	1,000

Beginning balance at December 31, 2011	$21,596
Actual return on plan assets:
Relating to assets still held at the reporting date	1,022

Ending balance at December 31, 2012	$22,618

Expected Cash Flows

        The following table summarizes expected employer contributions and future benefit payments (in thousands):

Employer Contributions for Fiscal Year 2012
2013 (expected) to plan trusts	$6,000

Expected benefit payments:
2013	$8,174
2014	8,575
2015	9,035
2016	9,460
2017	9,863
2018 - 2022	57,293

$102,400

14. 401(k) Plan

        In January 2012, we upgraded our 401(k) Plan to a Safe Harbor 401(k) Plan to provide additional benefits to our eligible employees. All regular employees that are at least 21 years old are eligible to participate in the Safe Harbor 401(k) Plan on the first day of the month following 60 days of service and will be eligible for the employer match contribution after one full year of service. Under the Safe Harbor 401(k) Plan, we match 100% on the first 3% and 50% on the next 2% of salary contributions made by employees. For the year ended December 31, 2012, we recognized related expense of $2.7 million in the year. Employer match contributions fully vest immediately at the time of

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. 401(k) Plan (Continued)

contribution. After our emergence from Chapter 11, we matched 50% of the first 6% of salary contributions made by employees, which was funded in the first quarter of 2011. We recognized related expense of $1.5 million, $1.6 million and $0.1 million in the year ended December 31, 2011, eight months ended December 31, 2010 and four months ended April 30, 2010, respectively.

        In June 2012, we entered into a Supplemental 401(k) Plan for certain management and highly compensated employees. The Supplemental 401(k) Plan provides eligible employees the opportunity to defer a portion of their compensation without such portion being limited by Internal Revenue Code restrictions applicable to the Safe Harbor 401(k) Plan. In addition, the Supplemental 401(k) Plan provides eligible employees who have made the maximum contribution to the Safe Harbor 401(k) Plan to be credited with matching contributions under the Supplemental 401(k) Plan to the extent allocations under the Safe Harbor 401(k) Plan were limited and to the extent of contributions to the Supplemental 401(k) Plan subject to an overall matching contribution limit. Aggregate matching contributions for an employee under the Supplemental 401(k) Plan and the Safe Harbor 401(k) Plan cannot exceed 4% of an employee's base salary and bonus compensation. Eligible employees were permitted in June 2012 to elect to defer a portion of their compensation for the second half of 2012 and any bonus for 2012 that would be payable in 2013. It is currently intended that eligible employees will be permitted to make annual elections to defer future compensation prior to the beginning of future calendar years. Amounts credited to an employee under the Supplemental 401(k) Plan, adjusted for earnings or losses, will generally be distributed to the employee on the last business day of the sixth month following the month in which the employee has a separation of service from the Company. We recognized related expense of $0.3 million in the year ended December 31, 2012.

15. Earnings (Loss) Per Common Share

Successor

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

        For the year ended December 31, 2012, the computation of diluted earnings per share included the effect of 1.6 million dilutive stock options and excluded the effect of 1.0 million antidilutive stock

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

15. Earnings (Loss) Per Common Share (Continued)

options. Earnings per common share for the year ended December 31, 2012 was calculated as follows (in thousands, except per share amounts):

December 31, 2012
Net income attributable to Six Flags Entertainment Corporation common stockholders	$354,009

Weighted average common shares outstanding—basic	53,842
Effect of dilutive stock options and restricted stock units	1,626

Weighted average common shares outstanding—diluted	55,468

Earnings per share—basic	$6.57
Earnings per share—diluted	$6.38

        For the year ended December 31, 2011, we incurred a net loss and therefore diluted shares outstanding equaled basic shares outstanding as the computation of diluted shares outstanding excluded the effect of 5.7 million antidilutive stock options.

        For the eight months ended December 31, 2010, diluted shares outstanding equaled basic shares outstanding as the computation of diluted shares outstanding excluded the effect of 5.0 million antidilutive stock options, as retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 12.

Predecessor

        For the four months ended April 30, 2010, diluted shares outstanding equaled basic shares outstanding as no common stock equivalents were outstanding at April 30, 2010.

        As discussed in Note 1(a), all of SFI's common stock was cancelled as a result of the Debtors' emergence from Chapter 11 on the Effective Date. Holdings' common stock began trading on the New York Stock Exchange on June 21, 2010. As such, the (loss) income per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company's common stock, or to potential investors in such common stock.

16. Commitments and Contingencies

Partnership Parks

        On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $66.3 million in 2013 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2012, our share of the distribution will be approximately $28.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders. The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT. As of December 31, 2012, we owned approximately 30.5% and 53.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $348.2 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

        In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Pursuant to the 2012 annual offer, we purchased 0.79 units from the Georgia partnership and 0.05 units from the Texas partnership for approximately $2.0 million in May 2012. The $300 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future "put" obligations if necessary.

        In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred $6.2 million of capital expenditures at these parks during the 2012 season and intend to incur approximately $16.0 million of capital expenditures at these parks for the 2013 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $52.8 million of cash in 2012 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. At December 31, 2012 and 2011, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

Operating Leases

        We lease under long-term leases the sites of Six Flags Mexico, La Ronde and a small parcel near Six Flags New England. In February 2010, in connection with the Chapter 11 Filing, we decided to reject the lease with the Kentucky State Fair Board relating to our Louisville park. In certain cases, rent is based upon a percentage of the revenues earned by the applicable park. During 2012, 2011 and 2010, we recognized approximately $6.0 million, $5.7 million, and $4.4 million, respectively, of rental expense under these rent agreements.

        Total rental expense from continuing operations, including office space and park sites, was approximately $12.1 million, $11.9 million and $10.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Future minimum obligations under non-cancellable operating leases, including site leases, at December 31, 2012, are summarized as follows (in thousands):

Year ending December 31,
2013	$6,581
2014	6,154
2015	5,841
2016	5,794
2017	10,614
2018 and thereafter	159,147

Total	$194,131

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

Insurance

        We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Defense costs are in addition to these retentions. In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Our deductible after November 15, 2003 is $0.75 million for workers' compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.

        The majority of our current insurance policies expire on December 31, 2013. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Capital Expenditures

        The vast majority of our capital expenditures in 2013 and beyond will be made on a discretionary basis.

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

        On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint seeks damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. We tendered the defense of this matter to certain of the ride manufacturers. Fact and expert discovery has concluded and summary judgment motions were filed in January 2013. The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. Summary judgment briefing is scheduled to be completed in 2013. No trial date has been set. The patent expired in October 2012.

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

HWP Guarantee

        We guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape theme park in Queensbury, New York, which opened in February 2006. This joint venture (in which we own an approximate 49% interest) was not a debtor in the Chapter 11 Filing. On November 5, 2007, the loan was refinanced with the $33.0 million Refinance Loan and the proceeds were used to repay the existing loan. In connection with the refinancing, Holdings replaced the prior guarantee with a limited guarantee of the Refinance Loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member. The limited guarantee will be released five years following full payment and discharge of the Refinance Loan, which matures on December 1, 2017. The ability of HWP to repay the Refinance Loan will be dependent upon HWP's ability to generate sufficient cash flow, which

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

cannot be assured. As additional security for the Refinance Loan, we have provided a $1.0 million letter of credit. In the event Holdings is required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited. As a result of the Chapter 11 Filing, the Refinance Loan lender was permitted to accelerate payment thereof and therefore we classified the balance in current portion of long-term debt on the condensed consolidated balance sheets. In July 2012, we received a waiver from the Refinance Loan lender and have reclassified the long-term portion of the Refinance Loan to long-term debt on the 2012 condensed consolidated balance sheet.

Tax and other contingencies

        At December 31, 2012 and 2011, we have accrued liabilities for tax and other indemnification contingencies of $0.5 million and $7.9 million, respectively, related to certain parks sold in previous years, respectively. During 2012, we closed out two large claims related to parks that we no longer own and we recognized approximately $7.3 million as a recovery of losses from discontinued operations as those liabilities were not going to be paid.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Business Segments (Continued)

(in thousands). Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Successor			Predecessor
			Eight Months Ended December 31, 2010	Four Months Ended April 30, 2010
	Year Ended December 31, 2012	Year Ended December 31, 2011

Theme park revenues	$1,070,332	$1,013,174	$847,812	$128,077
Theme park cash expenses	(610,010)	(594,047)	(451,320)	(159,444)

Aggregate park EBITDA	460,322	419,127	396,492	(31,367)
Equity in income of investee—EBITDA	5,520	10,027	6,337	3,701
Corporate expenses	(44,838)	(41,911)	(31,606)	(15,214)
Stock-based compensation	(62,875)	(54,261)	(18,668)	(718)
Other (expense) income, net	(612)	(73)	(956)	802
Loss on disposal of assets	(8,105)	(7,615)	(11,727)	(1,923)
Gain on sale of investee	67,319	—	—	—
Loss on debt extinguishment	(587)	(46,520)	(18,493)	—
Restructure recovery (costs)	47	(25,086)	(37,417)	—
Reorganization items, net	(2,168)	(2,455)	(7,479)	819,473
Equity in loss of investee—depreciation and other expense	(7,742)	(13,138)	(7,709)	(3,107)
Depreciation and amortization	(148,045)	(168,999)	(118,349)	(45,675)
Interest expense	(47,444)	(66,214)	(54,455)	(74,375)
Interest income	820	997	613	241

Income from continuing operations before reorganization items and income taxes	$211,612	$3,879	$96,583	$651,838

        All of our parks are located in the United States, except one park is located in Mexico City, Mexico and one is located in Montreal, Canada. The following information reflects our long-lived

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Business Segments (Continued)

assets, revenues and income (loss) from continuing operations before income taxes by domestic and foreign categories for 2012, 2011 and 2010 (in thousands):

	Domestic	Foreign	Total
Six Flags Entertainment Corporation—Successor
As of and for the year ended December 31, 2012:
Long-lived assets	$2,151,771	$109,671	$2,261,442
Revenues	956,732	113,600	1,070,332
(Loss) income from continuing operations before income taxes	193,028	18,584	211,612
As of and for the year ended December 31, 2011:
Long-lived assets	$2,209,597	$105,036	$2,314,633
Revenues	904,453	108,721	1,013,174
(Loss) income from continuing operations before income taxes	(14,478)	18,357	3,879
As of and for the eight months ended December 31, 2010:
Long-lived assets	$2,282,806	$123,282	$2,406,088
Revenues	772,084	75,728	847,812
Income from continuing operations before income taxes	80,619	15,964	96,583
Six Flags, Inc.—Predecessor
As of and for the four months ended April 30, 2010:
Revenues	$108,478	$19,599	$128,077
Income from continuing operations before income taxes	647,532	4,306	651,838

        Long-lived assets include property and equipment, goodwill and intangible assets.

18. Restructure (Recovery) Costs

        During 2010, the Company experienced significant changes in its senior management and Holdings' Board of Directors. We implemented a series of initiatives to reduce costs which included workforce reductions and contract terminations related to our new strategic direction. During the eight months ended December 31, 2010, we recorded $37.4 million in restructure costs including $30.5 million in severance and legal costs related to the change in our senior management team and the workforce reductions and $6.9 million in contract termination fees, legal costs, consulting fees and other costs related to the change in strategic direction. During the year ended December 31, 2011, we recorded $25.1 million in restructure costs for the settlement with our former CFO in May 2011 (see Note 16). During the year ended December 31, 2012 we reversed the remaining amount of less than $0.1 million that was accrued for the settlement of our former CFO as a restructure recovery.

        For the year ended December 31, 2012 we didn't incur any cash expenditures related to these restructure costs. For the year ended December 31, 2011 and the eight months ended December 31, 2010, we incurred $31.7 million and $30.7 million, respectively, in cash expenditures related to these restructure costs.

        At December 31, 2012 we had no accrued liabilities in our consolidated balance sheets related to restructure costs. At December 31, 2011 and 2010, we had $0.1 million and $6.7 million, respectively, in accrued liabilities in our consolidated balance sheets related to restructure costs.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

        Following is a summary of the unaudited interim results of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31, 2012
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$66,358	$374,912	$485,143	$143,919
Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	(115,109)	72,265	253,025	143,828
Net (loss) income per weighted average common share outstanding:
Basic	$(2.11)	$1.34	$4.73	$2.69
Diluted	$(2.11)	$1.27	$4.46	$2.59

	Year Ended December 31, 2011
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$61,335	$338,673	$475,605	$137,561
Net (loss) income applicable to Six Flags Entertainment Corporation common stockholders	(148,485)	34,963	192,870	(102,008)
Net (loss) income per weighted average common share outstanding:
Basic	$(2.67)	$0.64	$3.53	$(1.85)
Diluted	$(2.67)	$0.62	$3.43	$(1.85)

        We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

        In the fourth quarter of 2012, we reduced our income tax valuation allowance which materially impacted the net income for that quarter. See Note 11.

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1		Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as confirmed by the Bankruptcy Court on April 29, 2010—incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 3, 2010.

3.1		Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended—incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2011.

3.2		Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 14, 2010.

4.1		Registration Rights Agreement, dated as of April 30, 2010, between Six Flags Entertainment Corporation and certain holders of Common Stock—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 3, 2010.

4.2		Indenture, dated as of December 21, 2012, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 21, 2012.

4.3		Form of 5.25% Senior Note due 2021—incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 21, 2012.

10.1	†	Employment Agreement between Six Flags, Inc. and Mark Shapiro, dated April 1, 2009—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.

10.2	†	Employment Agreement between Six Flags, Inc. and Jeffrey Speed, dated April 1, 2009—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.

10.3	†	Employment Agreement between Six Flags, Inc. and Louis Koskovolis, dated April 1, 2009—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) , filed on April 13, 2009.

10.4	†	Employment Agreement between Six Flags, Inc. and Mark Quenzel, dated April 1, 2009—incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on April 13, 2009.

10.5	†	Employment Agreement between Six Flags, Inc. and Andrew Schleimer, dated April 1, 2009—incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K (File No. 001-13703) , filed on April 13, 2009.

10.6	†	Employment Agreement between Six Flags, Inc. and Michael Antinoro, dated April 1, 2009—incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703) , filed on April 13, 2009.

10.7		Promissory Note, dated May 15, 2009, by and among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., as borrowers, and TW-SF LLC, as lender—incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

Exhibit Number		Exhibit Description
10.8		Guarantee Agreement, dated as of May 15, 2009, by and among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and TW-SF LLC—incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.9		Plan Support Agreement, dated June 13, 2009, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc., Astroworld GP LLC, Astroworld LP, Astroworld LP LLC, Fiesta Texas Inc., Funtime, Inc., Funtime Parks, Inc., Great America LLC, Great Escape Holding Inc., Great Escape Rides L.P., Great Escape Theme Park L.P., Hurricane Harbor GP LLC, Hurricane Harbor LP, Hurricane Harbor LP LLC, KKI, LLC, Magic Mountain LLC, Park Management Corp., PP Data Services Inc., Premier International Holdings Inc., Premier Parks of Colorado Inc., Premier Parks Holdings Inc., Premier Waterworld Sacramento Inc., Riverside Park Enterprises Inc., SF HWP Management LLC, SFJ Management Inc., SFRCC Corp., Six Flags America LP, Six Flags America Property Corporation, Six Flags Great Adventure LLC, Six Flags Great Escape L.P., Six Flags Services Inc., Six Flags Services of Illinois, Inc., Six Flags St. Louis LLC, South Street Holdings LLC, Stuart Amusement Company, JPMorgan Chase Bank, N.A., Beach Point Capital Management LP, DK Acquisition Partners, L.P., Eaton Vance Management & Boston Management and Research, Sankaty Advisors, LLC, SPCP Group, LLC, Grand Central Asset Trust, SIL Series, Taconic Market Dislocation Master Fund II L.P., Taconic Market Dislocation Fund II L.P., Taconic Capital Partners 1.5 L.P. and Taconic Opportunity Fund L.P.—incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.10		Amendment No. 3 to the Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.11		Amendment No. 4 to the Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.12		Amendment No. 5 to the Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.13		Amendment No. 6 to the Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.14	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

Exhibit Number		Exhibit Description
10.15	†	Amended and Restated Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Mark Shapiro—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

10.16	†	Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Jeff Speed—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

10.17	†	Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Louis Koskovolis—incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

10.18	†	Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Andrew Schleimer—incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

10.19	†	Amendment No. 1 to Employment Agreement, dated as of April 1, 2010, among Six Flags, Inc., Six Flags Operations Inc., Six Flags Theme Parks Inc. and Andrew Schleimer—incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 3, 2010.

10.20	†	Employment Agreement, dated as of May 11, 2010, by and between Alexander Weber, Jr. and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on May 14, 2010.

10.21		First Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.22		First Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent—incorporated by reference from Exhibit 10.2 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.23		Second Lien Credit Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, Goldman Sachs Lending Partners LLC, as Documentation Agent, and Goldman Sachs Lending Partners LLC, as Administrative Agent—incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

Exhibit Number		Exhibit Description
10.24		Second Lien Guarantee and Collateral Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc. and each of the current and future direct and indirect domestic subsidiaries of Six Flags Theme Parks Inc., and Goldman Sachs Lending Partners LLC, as Administrative Agent—incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.25		Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc. and SFOT Acquisition II, Inc., and TW-SF LLC—incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.26		Guarantee Agreement, dated as of April 30, 2010, made by Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories hereto, in favor of TW-SF LLC—incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.27		Amendment No. 7 to the Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc.—incorporated by reference from Exhibit 10.7 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.28	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.29	†	Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 11, 2010.

10.30	†*	Form of Non-Qualified Stock Option Agreement and Dividend Equivalent Rights Award pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan.

10.31	†	Employment Agreement, dated August 12, 2010, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.32	†	Restricted Shares Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.33	†	Nonqualified Stock Option Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.34	†	Amendment No. 1 to Employment Agreement, by and between Al Weber, Jr. and Six Flags Entertainment Corporation, dated May 11, 2010, dated September 7, 2010—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on September 13, 2010.

10.35	†	Employment Agreement, dated September 7, 2010, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.

Exhibit Number		Exhibit Description
10.36	†	Employment Agreement, dated September 7, 2010, by and between Lance C. Balk and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.

10.37	†	Six Flags Entertainment Corporation Employee Stock Purchase Plan—incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-170584) filed on November 12, 2010.

10.38		First Amendment to First Lien Credit Agreement, dated as of December 3, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 6, 2010.

10.39		First Amendment, dated December 3, 2010, to (i) the Guarantee Agreement, dated as of April 30, 2010, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the other signatories thereto, and TW-SF LLC, and (ii) the Multiple Draw Term Credit Agreement, dated as of April 30, 2010, among SFOG Acquisition A, Inc., SFOG Acquisition B, L.L.C., SFOT Acquisition I, Inc., and SFOT Acquisition II, Inc., and TW-SF LLC—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 6, 2010.

10.40	†	Employment Agreement, dated November 29, 2010, by and between Walter S. Hawrylak and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 7, 2010.

10.41	†	Employment Agreement, dated November 29, 2010, by and between Brett Petit and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 7, 2010.

10.42	†	Amendment No. 1 to Employment Agreement, dated March 7, 2011, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit (10)(jjjj) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.43	†	Form of Amendment by and between Six Flags Entertainment Corporation and Certain Executives—James Reid-Anderson, Al Weber, Jr., John M. Duffey and Lance C. Balk—incorporated by reference to Exhibit (10) (kkkk) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.44	†	Form of Project 350 Performance Award Under Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit (10)(llll) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.45	†	Amendment No. 1 to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 5, 2011.

10.46	†	Project 500 Program Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.

Exhibit Number		Exhibit Description
10.47	†	Project 500 Program Form of Award Agreement and appendix listing Project 500 Awards to Executive Officers—incorporated by reference to Exhibits 10.2 and 99.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.

10.48	†	Director Deferral Election—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.

10.49		$1,135,000,000 Credit Agreement, dated as of December 20, 2011, among the Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the several lenders from time to time parties thereto, Wells Fargo Bank, N. A., as Administrative Agent, an Issuing Lender and a Swing Line Lender, Wells Fargo Securities, LLC, as Lead Arranger, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Wells Fargo Securities, LLC, Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Capital, as Joint Bookrunners—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 20, 2011.

10.50		Guarantee and Collateral Agreement, dated as of December 20, 2011, by the Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories thereto, as Grantors, in favor of Wells Fargo Bank, N. A., as Administrative Agent, for the banks and other financial institutions or entities from time to time parties to the $1,135,000,000 Credit Agreement dated as of December 20, 2011—incorporated by reference to Exhibit 10.51 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.51	†	Form of Executive Officer Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.53 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.52	†	James Reid-Anderson Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.54 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.53	†	Form of Dividend Equivalent Rights Award for Project 500—incorporated by reference to Exhibit 10.55 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.54	†	Form of Amendment to Employment Agreement by and between Six Flags Entertainment Corporation and Certain Executives—Walter S. Hawrylak and Brett Petit—incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2012.

10.55	†	Project 500 Program Amended and Restated Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.

10.56	†	Project 500 Program Amended and Restated Award Agreement—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.

10.57	†	Supplemental 401(k) Plan—incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2012.

Exhibit Number		Exhibit Description
10.58		Form of First Amendment to Credit Agreement by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors listed on the signature pages thereto, Wells Fargo Bank, National Association, as administrative agent, and several lenders (without exhibits)—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 5, 2012.

12.1	*	Computation of Ratio of Earnings to Fixed Charges.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Furnished herewith

†
Management contract or compensatory plan