Form 10-Q
period 2013-03-31
Six Flags Entertainment Corp
filed 2013-05-01
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 26, 2013, Six Flags Entertainment Corporation had 47,804,841 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

•                  pending, threatened or future legal proceedings and the significant expenses associated with litigation; and

•                  other factors described in “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

A more complete discussion of these factors and other risks applicable to our business is contained in “Part I, Item 1A. Risk Factors” of the 2012 Annual Report.  Any forward-looking statement made by us in this document, or on our behalf by our directors, officers or employees related to the information contained herein, speaks only as of the date of this document.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We do not intend to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

*              *              *              *              *

As used herein, the terms “we,” “our,” “Six Flags” and “Company” refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and “Holdings” refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries.  As used herein, “SFI” means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,312	$629,208
Accounts receivable	41,772	29,523
Inventories	36,792	22,280
Prepaid expenses and other current assets	46,673	37,490
Deferred income taxes	99,727	44,973
Total current assets	362,276	763,474

Other assets:
Debt issuance costs	24,974	26,043
Restricted-use investment securities	1,052	1,218
Deposits and other assets	4,304	4,214
Total other assets	30,330	31,475

Property and equipment, at cost	1,669,883	1,635,190
Accumulated depreciation	(411,511)	(380,561)
Total property and equipment	1,258,372	1,254,629
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	372,969	376,565
Total assets	$2,654,195	$3,056,391

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,305	$23,580
Accrued compensation, payroll taxes and benefits	19,308	35,949
Accrued insurance reserves	34,629	35,369
Accrued interest payable	12,871	2,359
Other accrued liabilities	28,879	25,663
Deferred income	91,653	52,703
Current portion of long-term debt	6,247	6,240
Total current liabilities	236,892	181,863

Long-term debt	1,397,694	1,398,966
Other long-term liabilities	75,206	76,398
Deferred income taxes	82,127	65,070

Redeemable noncontrolling interests	437,941	437,941

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value,140,000,000 shares authorized; 48,192,283 and 53,818,762 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,205	1,345
Capital in excess of par value	830,394	904,713
(Accumulated deficit) retained earnings	(383,311)	15,849
Accumulated other comprehensive loss	(28,301)	(29,688)
Total Six Flags Entertainment Corporation stockholders’ equity	419,987	892,219
Noncontrolling interests	4,348	3,934
Total equity	424,335	896,153
Total liabilities and equity	$2,654,195	$3,056,391

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

(in thousands, except share and per share data)

	2013	2012

Theme park admissions	$41,532	$29,451
Theme park food, merchandise and other	32,832	24,617
Sponsorship, licensing and other fees	7,893	7,708
Accommodations revenue	5,264	4,582
Total revenues	87,521	66,358

Operating expenses (excluding depreciation and amortization shown separately below)	84,219	78,572
Selling, general and administrative (including stock-based compensation of $7,097 and $17,009 in 2013 and 2012, respectively, and excluding depreciation and amortization shown separately below)	39,698	46,229
Costs of products sold	7,925	5,727
Depreciation	31,547	36,993
Amortization	3,599	4,502
Loss on disposal of assets	1,070	1,643
Interest expense	18,722	11,594
Interest income	(325)	(231)
Equity in loss of investee	—	320
Other income, net	(242)	(781)

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(98,692)	(118,210)
Reorganization items, net	(180)	554
Loss from continuing operations before income taxes and discontinued operations	(98,512)	(118,764)
Income tax benefit	(36,399)	(3,756)
Loss from continuing operations before discontinued operations	(62,113)	(115,008)
Loss from discontinued operations	—	(35)
Net loss	(62,113)	(115,043)
Less: Net income attributable to noncontrolling interests	(414)	(66)
Net loss attributable to Six Flags Entertainment Corporation	$(62,527)	$(115,109)
Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(62,527)	$(115,109)
Weighted average number of common shares outstanding - basic and diluted	50,964	54,593
Net loss per average common share outstanding - basic and diluted:
Loss from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$(1.23)	$(2.11)
Loss from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	—	—
Net loss applicable to Six Flags Entertainment Corporation common stockholders	$(1.23)	$(2.11)

Cash dividends declared per common share	$0.90	$0.60

Amounts attributable to Six Flags Entertainment Corporation:
Loss from continuing operations	$(62,527)	$(115,074)
Loss from discontinued operations	—	(35)
Net loss	$(62,527)	$(115,109)

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

(in thousands)

	2013	2012

Net loss	$(62,113)	$(115,043)

Other comprehensive income (loss), net of tax in 2013:
Foreign currency translation adjustment(1)	1,408	6,530
Defined benefit retirement plan(2)	(59)	(166)
Change in cash flow hedging(3)	38	(267)
Net other comprehensive income	1,387	6,097

Comprehensive loss	(60,726)	(108,946)

Comprehensive income attributable to noncontrolling interests	(414)	(66)

Comprehensive loss attributable to Six Flags Entertainment Corporation	$(61,140)	$(109,012)

(1)         Foreign currency translation adjustment is presented net of taxes of $0.8 million for the three months ended March 31, 2013.

(2)         Defined benefit retirement plan is presented net of taxes of $0.1 million for the three months ended March 31, 2013.

(3)         Change in cash flow hedging is presented net of taxes of $23,000 for the three months ended March 31, 2013.

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

						Retained	Accumulated
	Preferred stock		Common stock		Capital in	earnings	other	Total Six Flags	Non-
	Shares				excess	(Accumulated	comprehensive	Entertainment	controlling
	issued	Amount	Shares issued	Amount	of par value	deficit)	income (loss)	Corporation	interests	Total
Balances at January 1, 2013	—	—	53,818,762	$1,345	$904,713	$15,849	$(29,688)	$892,219	$3,934	$896,153
Issuance of common stock	—	—	83,376	2	2,485	—	—	2,487	—	2,487
Forfeiture of restricted stock units	—	—	(1,430)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,097	—	—	7,097	—	7,097
Dividends declared to common shareholders	—	—	—	—	—	(45,386)	—	(45,386)	—	(45,386)
Repurchase of common stock	—	—	(5,708,425)	(142)	(83,901)	(291,247)	—	(375,290)	—	(375,290)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(62,527)	—	(62,527)	—	(62,527)
Net other comprehensive income, net of tax	—	—	—	—	—	—	1,387	1,387	—	1,387
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	414	414

Balances at March 31, 2013	—	—	48,192,283	$1,205	$830,394	$(383,311)	$(28,301)	$419,987	$4,348	$424,335

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total
Balances at January 1, 2012	—	—	54,641,885	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	—	—	448,883	11	8,362	—	—	8,373	—	8,373
Issuance of restricted stock units	—	—	—	—	31,346	—	—	31,346	—	31,346
Stock-based compensation	—	—	—	—	17,009	—	—	17,009	—	17,009
Dividends declared to common shareholders	—	—	—	—	—	(33,781)	—	(33,781)	—	(33,781)
Repurchase of common stock	—	—	(969,663)	(24)	(14,252)	(30,181)	—	(44,457)	—	(44,457)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(115,109)	—	(115,109)	—	(115,109)
Net other comprehensive income	—	—	—	—	—	—	6,097	6,097	—	6,097
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	66	66
Balances at March 31, 2012	—	—	54,121,105	$1,353	$874,577	$(199,159)	$(43,815)	$632,956	$3,736	$636,692

See accompanying notes to condensed consolidated financial statements.

Item 1.      Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

(in thousands)

	2013	2012

Cash flow from operating activities:
Net loss	$(62,113)	$(115,043)
Adjustments to reconcile net loss to net cash used in operating activities before reorganization activities:
Depreciation and amortization	35,146	41,495
Reorganization items, net	(180)	554
Stock-based compensation	7,097	17,009
Interest accretion on notes payable	308	294
Amortization of debt issuance costs	1,069	593
Other, including loss on disposal of assets	1,111	817
Increase in accounts receivable	(12,048)	(224)
Increase in inventories, prepaid expenses and other current assets	(23,508)	(27,083)
(Increase) decrease in deposits and other assets	(341)	779
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	45,683	35,687
Increase in accrued interest payable	10,511	4,629
Deferred income tax benefit	(39,342)	(1,783)

Total adjustments	25,506	72,767

Net cash used in operating activities before reorganization activities	(36,607)	(42,276)

Cash flow from reorganization activities:
Net cash used in reorganization activities	(332)	(497)

Total net cash used in operating activities	(36,939)	(42,773)

Cash flow from investing activities:
Additions to property and equipment	(36,600)	(36,339)
Property insurance recovery	—	528
Purchase of restricted-use investments	(159)	(15,128)
Maturities of restricted-use investments	325	121
Proceeds from sale of assets	54	110

Net cash used in investing activities	(36,380)	(50,708)

(continued)

Item 1.     Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

(in thousands)

	2013	2012
Cash flow from financing activities:
Repayment of borrowings	(1,573)	(1,042)
Payment of debt issuance costs	(259)	(1,407)
Proceeds from issuance of common stock	2,487	8,373
Stock repurchases	(375,290)	(44,457)
Payment of cash dividends	(45,189)	(32,578)

Net cash used in financing activities	(419,824)	(71,111)

Effect of exchange rate on cash	1,247	2,549

Decrease in cash and cash equivalents	(491,896)	(162,043)

Cash and cash equivalents at beginning of period	629,208	231,427

Cash and cash equivalents at end of period	$137,312	$69,384

Supplemental cash flow information
Cash paid for interest	$6,833	$6,077
Cash paid for income taxes	$5,408	$4,633

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

On April 30, 2010 (the “Effective Date”), the Debtors emerged from Chapter 11 by consummating a restructuring through a series of transactions contemplated by the Debtors’ Modified Fourth Amended Joint Plan of Reorganization (the “Plan”).  See Note 1(a) to the Consolidated Financial Statements in the 2012 Annual Report for a detailed explanation of the Plan.  The following summarizes the reorganization transactions under the Plan:

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

On the Effective Date, Holdings issued an aggregate of 54,777,778 shares of common stock to holders of unsecured claims against SFI, certain holders of the 12-1/4% Senior Notes due 2016, certain accredited investors that held unsecured claims, and certain equity purchasers.  The share amount has been retroactively adjusted to reflect the June 2011 two-for-one stock split as described in Note 2.

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

Under fresh start accounting, the total Company value was adjusted to reorganization value and was allocated to our assets and liabilities based on their respective estimated fair values in conformity with the purchase method of accounting for business combinations in FASB ASC Topic 805, Business Combinations.  The excess of reorganization value over the estimated fair value and our tangible and identifiable assets and liabilities was recognized as goodwill.  Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates.  Deferred taxes were determined in conformity with applicable income tax accounting standards.  The implementation of the Plan and the application of fresh start accounting resulted in financial statements that are not comparable to financial statements in periods prior to emergence.  See Note 1(b) to the Consolidated Financial Statements in the 2012 Annual Report for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

2.                                      General — Basis of Presentation

We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world.  Of the 18 parks we currently own or operate, 16 parks are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities Exchange Commission.

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of our results of operations and our financial position and should be read in conjunction with the condensed consolidated financial statements and notes.  The 2012 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report.  The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three-month period ended March 31, 2013 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

a.             Consolidated GAAP Presentation

Our accounting policies reflect industry practices and conform to GAAP.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.  We also consolidate the partnerships and joint ventures that own SFOT, SFOG and HWP Development, LLC, a joint venture in which we own an approximate 49% interest (“HWP”), as a subsidiary in our consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities.  The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests.  The equity interests owned by non-affiliated parties in HWP are reflected in the accompanying condensed consolidated balance sheets as noncontrolling interests.  The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  See Note 9.

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

Because the former stockholders of SFI owned less than 50% of the voting shares after SFI emerged from bankruptcy, we adopted fresh start accounting whereby our assets and liabilities were recorded at their estimated fair value using the principles of purchase accounting contained in FASB ASC Topic 805, Business Combinations.  The difference between our estimated fair value and our identifiable assets and liabilities was recognized as goodwill.  See Note 1(b) to the Consolidated Financial Statements in the 2012 Annual Report for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

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

	Three Months Ended March 31,
	2013	2012

(Recoveries) costs and expenses related to the reorganization	$(180)	$554

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the creditors’ committee.

Net cash paid for reorganization items, entirely constituting professional fees, during the three months ended March 31, 2013 and 2012 totaled $0.3 million and $0.5 million, respectively.

d.           Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  We recorded a valuation allowance of $173.7 million and $169.9 million as of March 31, 2013 and December 31, 2012, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire.  The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable.  During the fourth quarter of 2012, we determined that the valuation allowance against our federal net operating losses was no longer required because of the significant amount of net income that we generated in 2012.  Our 2012 results, coupled with our projected taxable income over the foreseeable future, led us to believe we would be able to utilize all of our federal net operating loss carryforwards before they expire.

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

Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitation in the various jurisdictions in which we are subject to tax.  However, authorities of these jurisdictions may audit prior years of the group and its predecessors for which the statute of limitations is closed for the purpose of making an

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

adjustment to our taxable income in a year or net operating loss carryforwards to years for which the statute of limitations has not closed.

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of March 31, 2013, we have no accrued interest and penalties liability.

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

With the adoption of fresh start accounting upon our emergence from Chapter 11, assets were revalued based on the fair values of long-lived assets.

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

For the three months ended March 31, 2013 and 2012, we incurred a net loss and therefore diluted shares outstanding equaled basic shares outstanding.  For the three months ended March 31, 2013 and 2012, the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

computation of diluted shares outstanding excluded the effect of 4,728,000 and 5,324,000 antidilutive stock options, respectively.

h.              Stock Benefit Plans

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalent rights to select employees, officers, directors and consultants of Holdings and its affiliates.  The Long-Term Incentive Plan originally provided for the issuance of no more than 9,666,666 shares of common stock of Holdings, as adjusted to reflect Holdings’ two-for-one stock split in June 2011.  In May 2012, our stockholders approved an amended and restated Long-Term Incentive Plan that, among other things, increased the number of shares available for issuance under the Long-Term Incentive Plan to 14,066,666.

During the three months ended March 31, 2013 and 2012, stock-based compensation expense related to the Long-Term Incentive Plan was $7.0 million and $16.9 million, respectively.

As of March 31, 2013, options to purchase approximately 4,728,000 shares of common stock of Holdings and approximately 346,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 3,039,000 shares were available for future grant.

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

The estimated fair value of the majority of our options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant.  The simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants is not representative or sufficient to be used to develop an expected term assumption.  Expected volatility of options granted prior to 2013 was based on the historical volatility of similar companies’ common stock for a period equal to the stock option’s expected term, calculated on a daily basis.  Expected volatility of options granted in 2013 was based two-thirds on the historical volatility of similar companies’ common stock and one-third on our historical volatility for a period equal to the stock options’ expected term, calculated on a daily basis.  The expected dividend yield is based on expected dividends for the expected term of the stock options.  The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

The following weighted-average assumptions were utilized in the Black-Scholes model for the stock options granted in the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Risk-free interest rate	1.20	1.23
Expected term (in years)	6.25	6.25
Expected volatility	39.22%	44.20%
Expected dividend yield	5.26%	4.60%

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2013	4,718,000	30.07
Granted	131,000	66.68
Exercised	(83,000)	30.07
Canceled or exchanged	—	—
Forfeited	(38,000)	35.30
Expired	—	—
Balance at March 31, 2013	4,728,000	31.04	8.10	195,898,000
Vested and expected to vest at March 31, 2013	4,582,000	30.99	8.10	190,100,000
Options exercisable at March 31, 2013	370,000	24.78	7.73	17,673,000

The weighted average grant date fair value of the options granted during the three months ended March 31, 2013 and 2012 was $14.35 and $12.60, respectively.

The total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $3.2 million and $12.5 million, respectively.  The total fair value of options that vested during the three months ended March 31, 2013 and 2012 was $0.9 million and $0.7 million, respectively.

As of March 31, 2013, there was $17.3 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 2.79 years.

Cash received from the exercise of stock options during the three months ended March 31, 2013 and 2012 was $2.5 million and $8.4 million, respectively.

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

During the year ended December 31, 2010 a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in 1,456,000 shares of restricted stock units being granted to certain key employees in February 2012.  Such restricted stock units were unvested when granted and originally scheduled to vest upon the completion of the Company’s 2012 audit if the EBITDA performance target for 2012 was achieved.  Since as of December 2012 it was clear that the Company would exceed the performance target for 2012, Holdings’ Board of Directors determined it was in the best interest of the Company to accelerate the vesting of the award by a couple of months to a December 24, 2012 vesting date thereby potentially creating significant tax savings for the individuals that received the award.  As of December 31, 2012, all of the compensation expense related to this award has been recognized.  In September 2012, our Chief Operating Officer retired and upon his retirement, 41,000 of these shares of restricted stock units were forfeited.

During the year ended December 31, 2011, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $500 million by 2015.  If the target is achieved in 2015, an aggregate of 1,325,000 shares would be issued to certain key employees, however, this amount could be more or less depending on the level of achievement and the timing thereof.  There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of March 31, 2013.  Based on the closing market price of the Holdings’ common stock on the last trading day of the quarter ended March 31, 2013, the total unrecognized compensation expense related to this

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

award at target achievement in 2015 is $96.0 million that will be expensed over the service period if it becomes probable of achieving the performance condition.  We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The following table summarizes stock, restricted stock and restricted stock unit activity for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2013	347,000	19.46
Granted	—	—
Vested	—	—
Forfeited	(1,000)	16.25
Cancelled	—	—
Non-vested balance at March 31, 2013	346,000	19.48

There were no shares of stock, restricted stock or restricted stock units granted during the three months ended March 31, 2013.  The total grant date fair value of the stock, restricted stock, and restricted stock units granted during the three months ended March 31, 2012 was $66.7 million.  The weighted average grant date fair value per share of stock, restricted stock, and restricted stock units granted during the three months ended March 31, 2012 was $45.82.  There were no restricted stock or restricted stock units that vested during the three months ended March 31, 2013 or 2012.

As of March 31, 2013, there was $1.6 million of total unrecognized compensation expense related to stock, restricted stock, and restricted stock units which is expected to be recognized over a weighted-average period of 1.39 years.

Dividend Equivalent Rights

On February 8, 2012, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options.  At February 8, 2012, approximately 5.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock.  Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash.  Generally, holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015.  In August 2012, Holdings’ Board of Directors granted approximately 1.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options.  During the quarter ended March 31, 2013, Holdings’ Board of Directors granted approximately 0.1 million additional options to our Chief Executive Officer and certain full-time employees of the Company as well as DERs in connection with such options.

The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval at the Company’s 2012 Annual Meeting of Stockholders of the Company’s proposal to amend the Long-Term Incentive Plan to increase the number of shares for issuance under the Long-Term Incentive Plan from 9,666,666 to 14,066,666.  On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance.  We recorded $2.0 million of stock-based compensation for the DER grants during the three-month period ended March 31, 2013.  As stockholder approval was pending, there was no DER related stock-based compensation expense recorded for the three-month period ended March 31, 2012.

Employee Stock Purchase Plan

On September 15, 2010 and subject to stockholder approval, Holdings’ Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the “ESPP”) under Section 423 of the Internal Revenue Code.  On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective.  The ESPP

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period.  Amounts accumulated through participants’ payroll deductions (“purchase rights”) are used to purchase shares of common stock at the end of each purchase period.  Pursuant to the ESPP, no more than 1,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2011.  Holdings’ common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.   At March 31, 2013, we had 959,000 shares available for purchase pursuant to the ESPP.

For the three-month periods ended March 31, 2013 and 2012, stock-based compensation related to the purchase rights was determined using a Black-Scholes option-pricing formula.  The weighted-average assumptions used to estimate the fair value of purchase rights for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Risk-free interest rate	0.12%	0.06%
Expected term (in years)	0.5	0.5
Expected volatility	26.66%	45.37%
Expected dividend yield	5.64%	0.58%

During each of the three months ended March 31, 2013 and 2012, we recognized $0.1 million of stock-based compensation expense relating to the ESPP.

i.                 New Accounting Pronouncements

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income.  The new accounting rules were effective for the Company in the first quarter of 2013.  The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.

3.                                Disposition of Parks

As of March 31, 2013 and December 31, 2012, there were no assets or liabilities held for sale related to any of our parks that were sold in previous years, excluding contingent liabilities discussed in Note 8.

The following table summarizes our loss from discontinued operations for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Operating revenue	$—	$—

Increase in contingent liabilities from sale indemnities	—	(35)
Loss from discontinued operations	$—	$(35)

Our long-term debt is not directly associated with discontinued operations and we have not allocated a portion of our interest expense to the discontinued operations.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Derivatives recorded at fair value in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	Derivative Assets
	March 31, 2013	December 31, 2012
Derivatives Designated as Cash Flow Hedges

Interest rate contract — current	$26	$2
Interest rate contract — non-current	—	30
	$26	$32

At March 31, 2013 and December 31, 2012, we held no derivative liabilities.  At March 31, 2013 and December 31, 2012, we held no derivatives not designated as hedging instruments.

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

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
Interest rate contract	$(5)	$(267)	$(65)	$—	$(1)	$—

Total	$(5)	$(267)	$(65)	$—	$(1)	$—

As of March 31, 2013, approximately $768,000 of unrealized losses associated with our interest rate contract derivative instrument are expected to be reclassified from AOCI to operations during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Loan B.  For the three months ended March 31, 2013, $1,000 of hedge ineffectiveness was recorded for the interest rate agreement.

5.                                      Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at March 31, 2013 and December 31, 2012 and classification of such instruments in accordance with FASB ASC 820 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,052	1,052	$1,218	1,218
Derivative instruments	26	26	32	32
Long-term debt (including current portion)	(1,403,941)	(1,407,671)	(1,405,206)	(1,410,255)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•                  The carrying value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

•                  The carrying value of restricted-use investment securities consists of interest bearing bank accounts and approximates fair value because of their short term maturity and is considered a Level 2 fair value measurement.

•                  The fair value of derivative assets is based on market prices that generally are observable for similar assets at commonly quoted intervals and are considered a Level 2 fair value measurement.  Derivative assets that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets.  Derivative assets that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets.  See Note 4 for additional information on our derivative instruments held and related Company policies.

•                  The fair value of long-term debt is based upon market prices that generally are observable for similar assets at commonly quoted intervals and is considered a Level 2 fair value measurement.

6.                                      Long-Term Indebtedness

2011 Credit Facility

On December 20, 2011, we entered into a $1,135.0 million credit agreement (the “2011 Credit Facility”), which replaced the Exit First Lien Facility, with several lenders including Wells Fargo Bank National Association, as administrative agent, and related loan and security documentation agents.  The 2011 Credit Facility was comprised of a 5-year $200.0 million revolving credit loan facility (the “Revolving Loan”), a 5-year $75.0 million Tranche A Term Loan facility (the “Term Loan A”) and a 7-year $860.0 million Tranche B Term Loan facility (the “Term Loan B” and together with the Term Loan A, the “Term Loans”).  In certain circumstances, the Term Loan B could be increased by $300.0 million.  The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility.  Interest on the 2011 Credit Facility accrues based on pricing rates corresponding with SFTP’s senior secured leverage ratios as set forth in the credit agreement.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the “2012 Credit Facility Amendment”) that among other things, permitted us to (i) issue $800 million of senior unsecured notes, (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters, and (iv) reduced the interest rate payable on the Term Loan B by 25 basis points.

At March 31, 2013 and December 31, 2012, no advances under the Revolving Loan were outstanding (excluding letters of credit in the amount of $18.8 million and $18.2 million, respectively).  Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio.  At March 31, 2013 and 2012, the Revolving Loan unused commitment fee was 0.50%.  The principal amount of the Revolving Loan is due and payable on December 20, 2016.

At March 31, 2013 and December 31, 2012 the Term Loan A had been fully repaid.  Interest on the Term Loan A accrued at an annual rate of LIBOR plus an applicable margin based on our senior secured leverage ratio.

At March 31, 2013 and December 31, 2012, $580.7 million and $582.2 million under the Term Loan B were outstanding, respectively.  Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 1.0% LIBOR floor, based on our senior secured leverage ratio.  In March 2012, we entered into a floating-to-fixed interest rate agreement in order to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B.  The interest rate agreement capped the LIBOR component of the interest rate at 1.00% (see Note 4).  At March 31, 2013 and December 31, 2012, the Term Loan B interest rate was 4.00%.  Beginning on March 31, 2013, the Term Loan B amortizes in quarterly installments of $1.5 million with all remaining outstanding principal due and payable on December 20, 2018.

Amounts outstanding under the 2011 Credit Facility are guaranteed by Holdings, SFO and certain of the domestic subsidiaries of SFTP (collectively, the “Loan Parties”).  The 2011 Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Loan Parties.  The 2011 Credit Facility agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant.  In addition, the 2011 Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock.  The 2011 Credit Facility agreement contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

2021 Notes

On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the “2021 Notes”).  The proceeds from the 2021 Notes were used to repay the $72.2 million that was outstanding under the Term Loan A and to repay $277.8 million of the outstanding balance of the Term Loan B and the remaining proceeds were used for share repurchases.  Interest payments of $21.0 million are due on January 15 and July 15 (except in 2013 when we will only make one interest payment of $22.3 million on July 15 and in 2021 when we will only make one payment of $21.0 million on January 15).

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

In connection with the 2012 Credit Facility Amendment, the issuance of the $800.0 million of senior unsecured notes, and the repayment of the Term Loan A and a portion of the Term Loan B, we recorded a $0.6 million loss on debt extinguishment for the year ended December 31, 2012.

HWP Refinance Loan

On November 5, 2007, HWP entered into a $33.0 million term loan (the “Refinance Loan”) retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $1.1 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

As a result of the Chapter 11 Filing, the Refinance Loan lender was permitted to accelerate payment thereof and therefore we classified the balance in current portion of long-term debt on the condensed consolidated balance sheets.  In July 2012, we received a waiver from the Refinance Loan lender and have reclassified the long-term portion of the Refinance Loan to long-term debt on the condensed consolidated balance sheets.

Long-Term Indebtedness Summary

At March 31, 2013 and December 31, 2012, long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012

Term Loan B	$580,732	$582,187
2021 Notes	800,000	800,000
HWP Refinance Loan	31,010	31,128
Net discount	(7,801)	(8,109)

Long-term debt	1,403,941	1,405,206
Less current portion	(6,247)	(6,240)
Total long-term debt	$1,397,694	$1,398,966

7.                                      Accumulated Other Comprehensive Income (Loss)

The components of AOCI are as follows (in thousands):

	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$338	$(828)	$(48,590)	$19,392	$(29,688)
Amounts reclassified from accumulated other comprehensive loss	—	65	(202)	54	(83)
Current-period other comprehensive income (loss) activity	2,167	(5)	—	(692)	1,470
Balance at March 31, 2013	$2,505	$(768)	$(48,792)	$18,754	$(28,301)

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company had the following reclassifications out of accumulated other comprehensive income (loss):

	Amount of Reclassification from AOCI
	Three Months Ended
Component of AOCI	March 31, 2013	March 31, 2012	Location of Reclassification into Income
Amortization of loss on interest rate hedge	$(65)	$—	Interest expense
	26	—	Income tax benefit
	$(39)	$—	Net of tax in 2013

Amortization of deferred actuarial loss and prior service cost	$202	$166	Operating expenses
	(80)	—	Income tax benefit
	$122	$166	Net of tax in 2013

Total reclassifications	$83	$166

8.                                      Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $66.3 million in 2013 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2013, our share of the distribution will be approximately $28.8 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units in the Partnership Parks to the extent tendered by the unit holders.  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the “Specified Prices”).  As of March 31, 2013, we owned approximately 30.5% and 53.0% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable units of approximately 69.5% and 47.0% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $357.6 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment.  Pursuant to the 2013 annual offer, we do not expect to purchase any units from the Georgia partnership and we expect to purchase 0.18 units from the Texas partnership for approximately $0.3 million in May 2013.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  The maximum unit purchase obligations for 2013 at both parks aggregated approximately $357.6 million, representing approximately 69.5% of the outstanding units of SFOG and 47.0% of the outstanding units of SFOT.  Pursuant to the 2012 annual offer, we purchased 0.79 units from the Georgia partnership and 0.05 units from the Texas partnership for approximately $2.0 million in May 2012.  The $300 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future “put” obligations if necessary.

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

We incurred $6.2 million of capital expenditures at these parks during the 2012 season and intend to incur approximately $16.0 million of capital expenditures at these parks for the 2013 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $52.8 million of cash in 2012 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be.  At March 31, 2013 and December 31, 2012, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.  These intercompany loans are eliminated in consolidation.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to involve amounts that would be material to our consolidated financial position, results of operations or liquidity after consideration of recorded accruals.

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Patent Complaint”) in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators.  The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides.  The Patent Complaint seeks damages and injunctive relief.  On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation.  Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs.  We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case.  We tendered the defense of this matter to certain of the ride manufacturers.  Fact and expert discovery has concluded and summary judgment motions were filed in January 2013.  The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner’s failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent.  The plaintiffs moved for summary judgment that certain rides do infringe.  Summary judgment briefing has been completed.  No trial date has been set.  The patent expired in October 2012.

On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia.  The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007.  Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred.  The plaintiff, who had exited the park, claims that we were negligent in our security of the premises.  Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation.  Our motion for summary judgment was denied by the trial court on May 19, 2011. A trial date is set for October 7, 2013.

On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California.  The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010.

HWP Guarantee

We guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape theme park in Queensbury, New York, which opened in February 2006.  This joint venture (in which we own an approximate 49% interest) was not a debtor in the Chapter 11 Filing.  On November 5, 2007, the loan was refinanced with the $33.0 million Refinance Loan and the proceeds were used to repay the existing loan.  In connection with the refinancing, Holdings replaced the prior guarantee with a limited guarantee of the Refinance Loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member.  The limited guarantee will be released five years following full payment and discharge of the Refinance Loan, which matures on December 1, 2017.  The ability of HWP to repay the Refinance Loan will be dependent upon HWP’s ability to generate sufficient cash flow, which cannot be assured.  As additional security for the Refinance Loan, we have provided a $1.0 million letter of credit.  In the event Holdings is required to fund amounts under the guarantee or the letter of credit, our joint venture partners must reimburse us for their respective pro rata share or have their joint venture ownership diluted or forfeited.  As a result of the Chapter 11 Filing, the Refinance Loan lender was permitted to accelerate payment thereof and therefore we classified the balance in current portion of long-term debt on the condensed consolidated balance sheets.  In July 2012, we received a waiver from the Refinance Loan lender and have reclassified the long-term portion of the Refinance Loan to long-term debt on the condensed consolidated balance sheets.

Tax and Other Contingencies

At March 31, 2013 and December 31, 2012, we have accrued liabilities for tax and other indemnification contingencies of $0.5 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.  During 2012, we closed two large claims related to parks that we no longer own and we recognized approximately $7.3 million as a recovery of losses from discontinued operations as those liabilities were not going to be paid.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9.                                      Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the three parks that are less than wholly-owned, including SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).

The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2013	$437,941
Purchase of redeemable units of SFOT and SFOG	—
Net income attributable to noncontrolling interests	—
Distributions to noncontrolling interests	—
Balance at March 31, 2013	$437,941

See Note 8 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.  The redemption value of the partnership units at March 31, 2013 and December 31, 2012 is approximately $357.6 million.

Noncontrolling interests represent the non-affiliated parties’ share of the assets of HWP.  At March 31, 2013 and December 31, 2012, our ownership interest in the HWP joint venture is approximately 49%.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2013	$3,934
Net income attributable to noncontrolling interests	414
Distributions to noncontrolling interests	—
Balance at March 31, 2013	$4,348

During the third quarter of 2012, the venture (of which we hold a 39.2% interest) that owned dick clark productions, inc. (“DCP”) sold DCP to a third party.  We received approximately $70.0 million for our portion of the proceeds from the sale on October 1, 2012 and we received an additional $0.3 million in January 2013 related to the sale of another small investment that was owned by the venture.  In 2012, we recorded a gain of approximately $67.3 million after recovering our $2.5 million investment and a $0.5 million license that allowed us to air DCP shows at our parks.  A portion of the sale proceeds are being held in escrow pending resolution of certain items related to the sale.  If all of these items result in favorable outcomes, we would receive up to $10 million of additional proceeds from the sale.  We have not recorded a receivable for any of these additional amounts due to their contingent nature.  As a result of adopting fresh start accounting, our investment in DCP was adjusted to its fair value as described in Note 1(b).

10.                               Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and Park Free Cash Flow (Park EBITDA less park capital expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment — theme parks.  The following table presents segment financial information and a reconciliation of the primary segment performance measure to loss from continuing operations before income taxes and discontinued operations (in thousands).  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended March 31,
	2013	2012

Theme park revenues	$87,521	$66,358
Theme park cash expenses	(113,558)	(102,965)
Aggregate park EBITDA	(26,037)	(36,607)
Equity in operations of investee—EBITDA	—	1,913
Corporate expenses	(11,187)	(10,554)
Stock-based compensation	(7,097)	(17,009)
Other income, net	242	781
Loss on disposal of assets	(1,070)	(1,643)
Reorganization items, net	180	(554)
Equity in operations of investee — depreciation and other expense	—	(2,233)
Depreciation and amortization	(35,146)	(41,495)
Interest expense	(18,722)	(11,594)
Interest income	325	231

Loss from continuing operations before income taxes and discontinued operations	$(98,512)	$(118,764)

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and loss from continuing operations by domestic and foreign categories as of and for the first three months of 2013 and 2012 (in thousands):

	Domestic	Foreign	Total

2013
Long-lived assets	$2,148,396	113,193	2,261,589
Revenue	68,701	18,820	87,521
(Loss) income from continuing operations before income taxes and discontinued operations	(98,990)	478	(98,512)

2012
Long-lived assets	$2,199,803	111,095	2,310,898
Revenue	52,063	14,295	66,358
Loss from continuing operations before income taxes and discontinued operations	(117,237)	(1,527)	(118,764)

Long-lived assets include property and equipment and intangible assets.

11.                          Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.  The following table summarizes our pension costs during the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Service cost	$287	$288
Interest cost	2,230	2,307
Expected return on plan assets	(3,069)	(2,746)
Amortization of net actuarial loss	202	166
Total net periodic cost	$(350)	$15

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Weighted-Average Assumptions Used To Determine Net Cost

	Three months ended March 31,
	2013	2012
Discount rate	3.850%	4.300%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.500%	7.500%

Employer Contributions

During the three months ended March 31, 2013 and 2012, we made pension contributions of $1.5 million and $1.1 million, respectively.

12.                               Stock Repurchase Plans

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “First Stock Repurchase Plan”).  Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million.  The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan was repurchased in January 2012.

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  Under the Second Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 4,249,000 shares at a cumulative price of approximately $232.0 million.

On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period (the “Third Stock Repurchase Plan”).  As of April 19, 2013, Holdings had repurchased 5,811,000 shares at a cumulative price of approximately $385.6 million and an average price per share of $66.36 under the Third Stock Repurchase Plan.

The timing of share repurchases are limited by the covenants in our 2011 Credit Facility and our 2021 Notes.  We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases.  See Note 6.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements.  Please see the discussion regarding forward-looking statements included under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. Risk Factors” of the 2012 Annual Report for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

Results of operations for the three-month periods ended March 31, 2013 and 2012 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (approximately 47% and 44% of total revenues in the first three months of 2013 and 2012, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, licensing and other fees.  Revenues from ticket sales and in park sales are primarily impacted by park attendance.  Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year.  During the first three months of 2013, our park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) improved as a result of increased revenues.  The increase in revenue was driven by a 41% increase in attendance during the period which was the result of increased operating days related to a shift forward of the Easter holiday and the related changes in school calendars as well as improved performance at most of our parks that were open.  Our cash operating costs increased primarily as a result of operating and accelerated marketing costs associated with the earlier spring breaks, as well as merit and inflation related increases.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.  A large portion of our expenses is relatively fixed because our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

Recent Events

On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the “2021 Notes”).  Also, on December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the “2012 Credit Facility Amendment”) that among other things, permitted us to (i) issue the 2021 Notes, (ii) use $350.0 million of the proceeds of the 2021 Notes issuance to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds from the 2021 Notes issuance for share repurchases and other corporate matters, and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points.  In connection with the 2012 Credit Facility

Amendment, the issuance of the 2021 Notes and the repayment of the Term Loan A and a portion of the Term Loan B, we recorded a $0.6 million loss on debt extinguishment for the year ended December 31, 2012.

One of our fundamental business goals is to generate superior returns for our stockholders over the long term.  As part of our strategy to achieve this goal, Holdings declared and paid quarterly cash dividends in the fourth quarter of 2010 and each quarter during 2011 and 2012.  In February 2012, Holdings’ Board of Directors increased the quarterly cash dividend from $0.06 per share of common stock to $0.60 per share.  In October 2012, Holdings’ Board of Directors further increased the quarterly cash dividend from $0.60 per share of common stock to $0.90 per share.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  Results could differ significantly from those estimates under different assumptions and conditions.  The 2012 Annual Report discusses our most critical accounting policies.  Since December 31, 2012, there have been no material developments with respect to any critical accounting policies discussed in the 2012 Annual Report.

New Accounting Pronouncements

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income.  The new accounting rules were effective for the Company in the first quarter of 2013.  The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Results of Operations

Summary data for the three-month periods ended March 31, 2013 and 2012 were as follows (in thousands, except per capita total revenue and percentage changes):

	Three Months Ended March 31,		Percentage
	2013	2012	Change (%)
Total revenue	$87,521	$66,358	32
Operating expenses	84,219	78,572	7
Selling, general and administrative	39,698	46,229	(14)
Costs of products sold	7,925	5,727	38
Depreciation and amortization	35,146	41,495	(15)
Loss on disposal of assets	1,070	1,643	(35)
Interest expense, net	18,397	11,363	62
Equity in loss of investee	—	320	N/M
Other income, net	(242)	(781)	(69)

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(98,692)	(118,210)	(17)
Reorganization items, net	(180)	554	(132)
Loss from continuing operations before income taxes and discontinued operations	(98,512)	(118,764)	(17)
Income tax benefit	(36,399)	(3,756)	869
Loss from continuing operations before discontinued operations	$(62,113)	$(115,008)	(46)

Other Data:
Attendance	1,821	1,296	41
Total revenue per capita	$48.06	$51.19	(6)

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Revenue in the first quarter of 2013 totaled $87.5 million compared to $66.4 million for the first quarter of 2012, representing a 32% increase.  The increase in revenue is attributable to a 41% increase in attendance, which was favorably impacted by increased operating days related to a shift forward of the Easter holiday and the related changes in school calendars as well as improved performance at most of our parks that were open, partially offset by a $3.13 (6%) decrease in total revenue per capita (representing total revenue divided by total attendance).  Approximately half of the increased attendance was related to the calendar shift and will have a negative impact on our second quarter attendance.  Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased $0.88 (2%) to $40.83 in the first quarter of 2013 from $41.71 in the first quarter of 2012.  In the first quarter of 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million.  Excluding the insurance proceeds benefit and foreign currency exchange rate impacts, total guest spending per capita increased $1.14 (3%).

Admissions revenue per capita increased $0.08 (0%) in the first quarter of 2013 compared to the prior year period, and was driven primarily by increased pricing and reduced discounts, partially offset by the ticket related portion of the Hurricane Irene insurance proceeds in the prior year period and increased season pass attendance mix.  Non-admissions per capita guest spending decreased $0.96 (5%) in the first quarter of 2013, and was primarily driven by the non-admissions related portion of the Hurricane Irene insurance proceeds that were included in the first quarter of 2012 and increased season pass attendance mix.  Excluding the insurance proceeds benefit and the foreign currency exchange rate impacts, admissions revenue per capita increased $1.19 (6%) and non-admissions per capita guest spending decreased $0.05 (0%).

Operating expenses for the first quarter of 2013 increased $5.6 million (7%) compared to operating expenses in the prior year period.  The increase was primarily driven by increases in (i) salaries, wages and benefits ($4.1 million), (ii) increased repair and maintenance and utility costs ($1.0 million) and (iii) increased operating taxes related to the strong performance in the first quarter of 2013 ($0.3 million).  These expense increases were partially driven by the earlier park openings in 2013.

Selling, general and administrative expenses for the first quarter of 2013 decreased $6.5 million (14%) compared to the first quarter of 2012.  The decrease primarily reflects decreases in salaries, wages and benefits ($8.8 million) primarily related to decreased stock-based compensation, partially offset by (i) increased marketing expenses ($1.5 million) related to the earlier park openings and (ii) an increase in insurance related expense ($1.1 million).

Cost of products sold in the first quarter of 2013 increased $2.2 million (38%) compared to the same quarter of the prior year primarily due to increased revenues in food and beverage and retail.  As a percentage of our in-park guest spending (excluding the Six Flags Great Escape Lodge and Indoor Waterpark), cost of products sold decreased in the first three months of 2013 compared to the first three months of 2012.

Depreciation and amortization expense for the first quarter of 2013 decreased $6.3 million (15%) compared to the first quarter of 2012.  The decrease in depreciation and amortization expense is attributable to property and equipment that was fully depreciated prior to the first quarter of 2013.

Loss on disposal of assets decreased by $0.6 million (35%) in the first quarter of 2013 compared to the prior year quarter primarily related to a gain recognized from insurance proceeds received in the first quarter of 2012 for certain assets damaged by Hurricane Irene during the third quarter of 2011 coupled with increased write offs of assets taken out of service in the 2012 period.

Interest expense, net increased $7.0 million (62%) for the first quarter of 2013 compared to the prior year quarter, primarily reflecting incremental interest on the 2021 Notes that resulted in a higher total debt balance outstanding in 2013.

Equity in loss of investee in the first quarter of 2012 was our portion of dick clark production inc.’s (“DCP”) loss.  We sold our interest in DCP in September 2012.  See Note 9 to the condensed consolidated financial statements.

Income tax benefit was $36.4 million for the first quarter of 2013 compared to a $3.8 million income tax benefit for the first quarter of 2012, primarily reflecting a higher effective tax rate due to the release of our valuation allowance that occurred in the fourth quarter of 2012.

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

On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.06 per common share to $0.60 per common share and in October 2012, Holdings’ Board of Directors further increased the quarterly cash dividend from $0.60 per share of common stock to $0.90 per share.  During the three-month periods ended March 31, 2013 and 2012, Holdings paid $45.2 million and $32.6 million, respectively, in cash dividends on its common stock.  The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors.  Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $175 million in cash dividends on our common stock for the 2013 calendar year.

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “First Stock Repurchase Plan”).  Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million.  The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan was repurchased in January 2012.  On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the year ended December 31, 2012, Holding repurchased an aggregate of 4,249,000 shares at a cumulative price of approximately $232.0 million under the Second Stock Repurchase Plan.  As of January 4, 2013, Holdings had repurchased an additional 289,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $62.31 to complete the permitted repurchases under the Second Stock Repurchase Plan.  On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock through 2015 (the “Third Stock Repurchase Plan”).  As of April 19, 2013, Holdings has repurchased 5,811,000 shares at a cumulative price of approximately $385.6 million and an average price per share of $66.36 under the Third Stock Repurchase Plan.

We believe that, based on historical and anticipated operating results, cash flows from operations, available unrestricted cash and available amounts under the 2011 Credit Facility will be adequate to meet our liquidity needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences.  However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather or these other types of occurrences on our consolidated results.  If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2012 Annual Report.

As of March 31, 2013, our total indebtedness, net of discount, was approximately $1,403.9 million.  Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2013, (iii) estimated interest rates for floating-rate debt, and (iv) the 2021 Notes, we anticipate annual cash interest payments will aggregate $49.0 million for 2013 and approximately $70.0 million in 2014.  The lower amount for 2013 is primarily due to the timing of interest payments on the 2021 Notes in the first year after they were issued.  Under the 2011 Credit Facility, approximately 94% of the Term Loan B is not due until December 2018.

We currently plan on spending approximately 9% of revenues on capital expenditures for the 2013 calendar year.

As of March 31, 2013, we had approximately $137.3 million of unrestricted cash and $181.2 million available for borrowing under the Revolving Loan.  Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant and a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations.  A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder.  The Revolving Loan expires on December 20, 2016.  The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

For a more detailed description of our indebtedness, see Note 6 to the condensed consolidated financial statements contained in this Quarterly Report.

During the three-month period ended March 31, 2013, net cash used in operating activities before reorganization items was $36.6 million.  Net cash used in investing activities in the first three months of 2013 was $36.4 million, consisting primarily of $36.6 million in capital expenditures.  Net cash used in financing activities in the first three months of 2013 was $419.8 million, primarily attributable to stock repurchases totaling $375.3 million and the payment of $45.2 million in cash dividends partially offset by proceeds from stock option exercises.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, there have been no material changes in our market risk exposure from that disclosed in the 2012 Annual Report.

Item 4.                   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2013, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2012 Annual Report and in Note 8 to the condensed consolidated financial statements contained in this Quarterly Report.  Other than the below litigation, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2013.

On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California.  The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010.

Item 1A.          Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2012 Annual Report.  For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2012 Annual Report.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “First Stock Repurchase Plan”).  Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 1,617,000 shares at a cumulative price of approximately $60.0 million.  The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012.

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  Under the Second Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 4,249,000 shares at a cumulative price of approximately $232.0 million.  As of January 4, 2013, Holdings had repurchased an additional 289,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $62.31 to complete the permitted repurchases under the Second Stock Repurchase Plan.

On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period (the “Third Stock Repurchase Plan”).  As of April 19, 2013, Holdings had repurchased 5,811,000 shares at a cumulative price of approximately $385.6 million and an average price per share of $66.36 under the Third Stock Repurchase Plan.

The following table sets forth information regarding purchases of Holdings’ common stock during the three-month period ended March 31, 2013:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	January 1 — January 31	2,173,000	$62.56	6,423,000	$382,058,000
Month 2	February 1 — February 28	1,659,000	$65.13	8,082,000	$274,020,000
Month 3	March 1 — March 31	1,876,000	$69.97	9,958,000	$142,729,000
	Total	5,708,000	$65.74	9,958,000	$142,729,000

Item 6.                   Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
(Registrant)

/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

/s/ John M. Duffey
John M. Duffey
Executive Vice President and
Chief Financial Officer

Date: May 1, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith

**             Furnished herewith

†                    Management contract or compensatory plan