Form 10-Q
period 2013-06-30
Six Flags Entertainment Corp
filed 2013-08-02
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☐         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 26, 2013, Six Flags Entertainment Corporation had 95,097,018 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “may,” “should,” “could” and variations of such words or similar expressions.

Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•                  factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•                  recall of food, toys and other retail products which we sell;

•                  accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks;

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

•                  dependence on a seasonal workforce;

•                  unionization activities or labor disputes;

•                  pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•                  cyber security risks; and

•                  other factors described in “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

A more complete discussion of these factors and other risks applicable to our business is contained in “Part I, Item 1A. Risk Factors” of the 2012 Annual Report.    All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,211	$629,208
Accounts receivable	80,756	29,523
Inventories	38,449	22,280
Prepaid expenses and other current assets	45,828	37,490
Deferred income taxes	116,527	44,973
Total current assets	482,771	763,474

Other assets:
Debt issuance costs	23,905	26,043
Restricted-use investment securities	1,353	1,218
Deposits and other assets	4,358	4,214
Total other assets	29,616	31,475

Property and equipment, at cost	1,697,427	1,635,190
Accumulated depreciation	(435,438)	(380,561)
Total property and equipment	1,261,989	1,254,629

Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	369,343	376,565

Total assets	$2,773,967	$3,056,391

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,961	$23,580
Accrued compensation, payroll taxes and benefits	25,246	35,949
Accrued insurance reserves	34,018	35,369
Accrued interest payable	23,313	2,359
Other accrued liabilities	33,277	25,663
Deferred income	129,532	52,703
Current portion of long-term debt	6,248	6,240
Total current liabilities	313,595	181,863

Long-term debt	1,396,435	1,398,966
Other long-term liabilities	73,848	76,398
Deferred income taxes	126,463	65,070

Redeemable noncontrolling interests	456,296	437,941

Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 95,747,142 and 107,637,524 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (1)	2,394	1,345
Capital in excess of par value	832,840	904,713
(Accumulated deficit) retained earnings	(401,515)	15,849
Accumulated other comprehensive loss	(30,709)	(29,688)
Total Six Flags Entertainment Corporation stockholders’ equity	403,010	892,219
Noncontrolling interests	4,320	3,934
Total equity	407,330	896,153
Total liabilities and equity	$2,773,967	$3,056,391

(1)         Issued and outstanding stock amounts at December 31, 2012 have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(in thousands, except share and per share data)

	2013	2012

Theme park admissions	$199,666	$203,120
Theme park food, merchandise and other	149,669	157,917
Sponsorship, licensing and other fees	10,582	9,959
Accommodations revenue	3,784	3,916
Total revenues	363,701	374,912

Operating expenses (excluding depreciation and amortization shown separately below)	122,312	128,143
Selling, general and administrative (including stock-based compensation of $7,322 and $15,124 in 2013 and 2012, respectively, and excluding depreciation and amortization shown separately below)	60,241	75,698
Costs of products sold	31,000	29,934
Depreciation	27,564	31,998
Amortization	3,599	3,917
Loss on disposal of assets	1,564	812
Interest expense	18,708	11,535
Interest income	(128)	(83)
Equity in loss of investee	—	250
Other expense, net	426	244
Restructure recovery	—	(47)

Income from continuing operations before reorganization items, income taxes and discontinued operations	98,415	92,511

Reorganization items, net	—	495

Income from continuing operations before income taxes and discontinued operations	98,415	92,016

Income tax expense	32,355	1,194

Income from continuing operations before discontinued operations	66,060	90,822

Loss from discontinued operations	—	(17)

Net income	66,060	90,805

Less: Net income attributable to noncontrolling interests	(18,699)	(18,540)

Net income attributable to Six Flags Entertainment Corporation	$47,361	$72,265

Weighted average number of common shares outstanding — basic(1):	95,751	107,598

Weighted average number of common shares outstanding — diluted(1):	100,466	113,410

Net income per average common share outstanding — basic(1):
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$0.49	$0.67
Loss from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	—	—

Net income attributable to Six Flags Entertainment Corporation common stockholders	$0.49	$0.67

Net income per average common share outstanding — diluted(1):
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$0.47	$0.64
Loss from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	—	—

Net income attributable to Six Flags Entertainment Corporation common stockholders	$0.47	$0.64

Cash dividends declared per common share(1)	$0.45	$0.30

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$47,361	$72,282
Loss from discontinued operations	—	(17)
Net income	$47,361	$72,265

(1)         All 2012 share and per share amounts have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(in thousands, except share and per share data)

	2013	2012

Theme park admissions	$241,198	$232,571
Theme park food, merchandise and other	182,501	182,534
Sponsorship, licensing and other fees	18,475	17,667
Accommodations revenue	9,048	8,498
Total revenues	451,222	441,270

Operating expenses (excluding depreciation and amortization shown separately below)	206,531	206,715
Selling, general and administrative (including stock-based compensation of $14,419 and $32,133 in 2013 and 2012, respectively, and excluding depreciation and amortization shown separately below)	99,939	121,927
Costs of products sold	38,925	35,661
Depreciation	59,111	68,991
Amortization	7,198	8,419
Loss on disposal of assets	2,634	2,455
Interest expense	37,430	23,129
Interest income	(453)	(314)
Equity in loss of investee	—	570
Other expense (income), net	184	(537)
Restructure recovery	—	(47)

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(277)	(25,699)

Reorganization items, net	(180)	1,049

Loss from continuing operations before income taxes and discontinued operations	(97)	(26,748)

Income tax benefit	(4,044)	(2,562)

Income (loss) from continuing operations before discontinued operations	3,947	(24,186)

Loss from discontinued operations	—	(52)

Net income (loss)	3,947	(24,238)

Less: Net income attributable to noncontrolling interests	(19,113)	(18,606)

Net loss attributable to Six Flags Entertainment Corporation	$(15,166)	$(42,844)

Weighted average number of common shares outstanding - basic and diluted(1)	98,822	108,392

Net loss per average common share outstanding - basic and diluted(1):
Loss from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$(0.15)	$(0.40)
Loss from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	—	—

Net loss attributable to Six Flags Entertainment Corporation common stockholders	$(0.15)	$(0.40)

Cash dividends declared per common share(1)	$0.90	$0.60

Amounts attributable to Six Flags Entertainment Corporation:
Loss from continuing operations	$(15,166)	$(42,792)
Loss from discontinued operations	—	(52)
Net loss	$(15,166)	$(42,844)

(1)         All 2012 share and per share amounts have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(in thousands)

	2013	2012

Net income	$66,060	$90,805

Other comprehensive income (loss), net of tax in 2013:
Foreign currency translation adjustment(1)	(2,349)	(3,685)
Defined benefit retirement plan(2)	(110)	(167)
Change in cash flow hedging(3)	51	(383)
Net other comprehensive loss	(2,408)	(4,235)

Comprehensive income	63,652	86,570

Comprehensive income attributable to noncontrolling interests	(18,699)	(18,540)

Comprehensive income attributable to Six Flags Entertainment Corporation	$44,953	$68,030

(1)         Foreign currency translation adjustment is presented net of tax benefit of $1.3 million for the three months ended June 30, 2013.

(2)         Defined benefit retirement plan is presented net of tax benefit of $0.1 million for the three months ended June 30, 2013.

(3)         Change in cash flow hedging is presented net of tax expense of $33,000 for the three months ended June 30, 2013.

See accompanying notes to condensed consolidated financial statements.

Item 1.  Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(in thousands)

	2013	2012

Net income (loss)	$3,947	$(24,238)

Other comprehensive income (loss), net of tax in 2013:
Foreign currency translation adjustment(1)	(941)	2,845
Defined benefit retirement plan(2)	(169)	(333)
Change in cash flow hedging(3)	89	(650)
Net other comprehensive (loss) income	(1,021)	1,862

Comprehensive income (loss)	2,926	(22,376)

Comprehensive income attributable to noncontrolling interests	(19,113)	(18,606)

Comprehensive loss attributable to Six Flags Entertainment Corporation	$(16,187)	$(40,982)

(1)         Foreign currency translation adjustment is presented net of tax benefit of $0.5 million for the six months ended June 30, 2013.

(2)         Defined benefit retirement plan is presented net of tax benefit of $0.2 million for the six months ended June 30, 2013.

(3)         Change in cash flow hedging is presented net of tax expense of $0.1 million for the six months ended June 30, 2013.

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

 (in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued(1)	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total

Balances at January 1, 2013	—	—	107,637,524	$1,345	$904,713	$15,849	$(29,688)	$892,219	$3,934	$896,153
Issuance of common stock	—	—	299,919	4	4,001	—	—	4,005	—	4,005
Forfeiture of restricted stock units	—	—	(9,720)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,419	—	—	14,419	—	14,419
Dividends declared to common shareholders	—	—	—	—	—	(88,435)	—	(88,435)	—	(88,435)
Repurchase of common stock	—	—	(12,200,892)	(153)	(89,663)	(313,847)	—	(403,663)	—	(403,663)
Two-for-one common stock split	—	—	—	1,197	(1,197)	—	—	—	—	—
Employee stock purchase plan	—	—	20,311	1	567	—	—	568	—	568
Fresh start valuation adjustment for SFOT units purchased	—	—	—	—	—	84	—	84	—	84
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(15,166)	—	(15,166)	—	(15,166)
Net other comprehensive loss, net of tax	—	—	—	—	—	—	(1,021)	(1,021)	—	(1,021)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	386	386

Balances at June 30, 2013	—	—	95,747,142	$2,394	$832,840	$(401,515)	$(30,709)	$403,010	$4,320	$407,330

(1)         All common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.   Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common stock		Capital in	Retained earnings	Accumulated other	Total Six Flags	Non-
	Shares issued	Amount	Shares issued(1)	Amount	excess of par value	(Accumulated deficit)	comprehensive income (loss)	Entertainment Corporation	controlling interests	Total

Balances at January 1, 2012	—	—	109,283,770	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	—	—	1,002,560	13	9,357	9	—	9,379	—	9,379
Restricted stock unit grants	—	—	—	—	31,346	—	—	31,346	—	31,346
Stock-based compensation	—	—	—	—	31,917	—	—	31,917	—	31,917
Dividends declared to common stockholders	—	—	—	—	—	(66,838)	—	(66,838)	—	(66,838)
Repurchase of common stock	—	—	(4,154,966)	(52)	(30,534)	(67,815)	—	(98,401)	—	(98,401)
Employee Stock Purchase Plan	—	—	25,554	—	691	—	—	691	—	691
Fresh start valuation adjustment for SFOT units and SFOG units purchased	—	—	—	—	—	453	—	453	—	453
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(42,844)	—	(42,844)	—	(42,844)
Net other comprehensive income	—	—	—	—	—	—	1,862	1,862	—	1,862
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	186	186
Balances at June 30, 2012	—	—	106,156,918	$1,327	$874,889	$(197,123)	$(48,050)	$631,043	$3,856	$634,899

(1)         All common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(in thousands)

	2013	2012

Cash flow from operating activities:
Net income (loss)	$3,947	$(24,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	66,309	77,410
Reorganization items, net	(180)	1,049
Stock-based compensation	14,419	32,133
Interest accretion on notes payable	620	592
Amortization of debt issuance costs	2,138	1,188
Other, including loss on disposal of assets	3,615	2,775
Increase in accounts receivable	(51,246)	(44,643)
Increase in inventories, prepaid expenses and other current assets	(24,650)	(29,411)
Decrease in deposits and other assets	1	1,154
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	110,219	117,013
Increase in accrued interest payable	20,954	304
Deferred income tax benefit	(9,907)	(1,129)

Total adjustments	132,292	158,435

Net cash provided by operating activities before reorganization activities	136,239	134,197

Cash flow from reorganization activities:
Net cash used in reorganization activities	(332)	(996)

Total net cash provided by operating activities	135,907	133,201

Cash flow from investing activities:
Additions to property and equipment	(72,339)	(65,799)
Property insurance recovery	—	1,494
Purchase of identifiable intangible assets	(75)	—
Purchase of restricted-use investments	(313)	(15,133)
Maturities of restricted-use investments	178	—
Proceeds from sale of assets	70	156

Net cash used in investing activities	(72,479)	(79,282)

(continued)

Item 1.        Financial Statements (Continued)

SIX FLAGS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(in thousands)

	2013	2012
Cash flow from financing activities:
Repayment of borrowings	(3,143)	(2,086)
Payment of debt issuance costs	(263)	(1,437)
Proceeds from issuance of common stock	4,573	10,071
Purchase of redeemable noncontrolling interests	(288)	(2,033)
Stock repurchases	(403,663)	(98,401)
Payment of cash dividends	(87,995)	(64,445)

Net cash used in financing activities	(490,779)	(158,331)

Effect of exchange rate on cash	(646)	795

Decrease in cash and cash equivalents	(427,997)	(103,617)

Cash and cash equivalents at beginning of period	629,208	231,427

Cash and cash equivalents at end of period	$201,211	$127,810

Supplemental cash flow information
Cash paid for interest	$13,719	$21,045
Cash paid for income taxes	$8,019	$6,427

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

On the Effective Date, Holdings issued an aggregate of 109,555,556 shares of common stock to holders of unsecured claims against SFI, certain holders of the 12 1/4% Senior Notes due 2016, certain accredited investors that held unsecured claims, and certain equity purchasers.  The share amount has been retroactively adjusted to reflect the June 2011 two-for-one stock split (the “2011 Stock Split”) and the June 2013 two-for-one stock split (the “2013 Stock Split”) as described in Note 2.

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

On May 5, 2011 and May 8, 2013, Holdings’ Board of Directors approved two-for-one stock splits of Holdings’ common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock.  The record dates for the 2011 Stock Split and 2013 Stock Split were June 15, 2011 and June 12, 2013, respectively.  The additional shares of common stock in connection with the 2011 Stock Split and the 2013 Stock Split were distributed on June 27, 2011 and June 26, 2013, respectively.  In accordance with the provisions of our stock benefit plans and as determined by Holdings’ Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the 2011 Stock Split and the 2013 Stock Split.  All share and per share amounts presented in the condensed consolidated financial statements and Notes have been retroactively adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.

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

Results of operations for the six-month period ended June 30, 2013 are not indicative of the results expected for the full year.  In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Six Months Ended June 30,
	2013	2012

(Recoveries) costs and expenses related to the reorganization	$(180)	$1,049

Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the creditors’ committee.

Net cash paid for reorganization items, entirely constituting professional fees, during the six months ended June 30, 2013 and 2012 totaled $0.3 million and $1.0 million, respectively.

d.   Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  We recorded a valuation allowance of $175.1 million and $169.9 million as of June 30, 2013 and December 31, 2012, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire.  The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable.  During the fourth quarter of 2012, we determined that the valuation allowance against our federal net operating losses was no longer required because of the significant amount of net income that we generated in 2012.  Based on our 2012 results, coupled with our projected taxable income over the foreseeable future, we believe we will be able to utilize all of our federal net operating loss carryforwards before they expire.

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

Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitations in the various jurisdictions in which we are subject to tax.  However, authorities of these jurisdictions may audit prior years of the group and its predecessors for which the statute of limitations is closed for the purpose of making an adjustment to our taxable income in a year or net operating loss carryforwards to years for which the statute of limitations has not closed.

We classify interest and penalties attributable to income taxes as part of income tax expense.  As of June 30, 2013, we have no accrued interest and penalties liability.

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

g.   Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period.  Diluted

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents.  In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.  These computations have been retroactively adjusted to reflect the 2013 Stock Split.

For the six months ended June 30, 2013 and 2012, we incurred a net loss and therefore diluted shares outstanding equaled basic shares outstanding.  For the six months ended June 30, 2013 and 2012, the computation of diluted shares outstanding excluded the effect of 9,236,000 and 11,000,000 antidilutive stock options, respectively.

For the three-month period ended June 30, 2013, the computation of diluted earnings per share included the effect of 4,715,000 dilutive stock options and restricted shares and excluded the effect of 270,000 antidilutive stock options.  For the three-month period ended June 30, 2012, the computation of diluted earnings per share included the effect of 5,812,000 dilutive stock options and excluded the effect of 600,000 antidilutive stock options.  Earnings per common share for the three-month periods ended June 30, 2013 and 2012 was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2013	2012
Net income attributable to Six Flags Entertainment Corporation common stockholders	$47,361	$72,265
Weighted average common shares outstanding — basic	95,751	107,598
Effect of dilutive stock options	4,715	5,812
Weighted average common shares outstanding — diluted	100,466	113,410
Earnings per share — basic	$0.49	$0.67
Earnings per share — diluted	$0.47	$0.64

h.   Stock Benefit Plans

Pursuant to the Plan, on the Effective Date, the Six Flags Entertainment Corporation Long-Term Incentive Plan became effective (the “Long-Term Incentive Plan”).  Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalent rights to select employees, officers, directors and consultants of Holdings and its affiliates.  The Long-Term Incentive Plan originally provided for the issuance of no more than 19,333,332 shares of common stock of Holdings, as adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.  In May 2012, our stockholders approved an amended and restated Long-Term Incentive Plan that, among other things, increased the number of shares available for issuance under the Long-Term Incentive Plan to 28,133,332, as adjusted to reflect the 2013 Stock Split.

During the three months ended June 30, 2013 and 2012, stock-based compensation expense related to the Long-Term Incentive Plan was $7.2 million and $15.0 million, respectively.  During the six months ended June 30, 2013 and 2012, stock-based compensation expense related to the Long-Term Incentive Plan was $14.3 million and $31.9 million, respectively.

As of June 30, 2013, options to purchase approximately 9,236,000 shares of common stock of Holdings and approximately 679,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 6,155,000 shares were available for future grant, as adjusted to reflect the  2013 Stock Split.

Stock Options

Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options.  Options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant.  While certain stock options are subject to acceleration in

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following weighted-average assumptions were utilized in the Black-Scholes model for the stock options granted in the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Risk-free interest rate	1.19	1.72
Expected term (in years)	6.25	7.15
Expected volatility	39.21%	41.97%
Expected dividend yield	5.23%	4.79%

The following table summarizes stock option activity for the six months ended June 30, 2013, as adjusted to reflect the 2013 Stock Split:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2013	9,436,000	15.04
Granted	282,000	33.55
Exercised	(291,000)	13.81
Canceled or exchanged	—	—
Forfeited	(190,000)	16.89
Expired	(1,000)	15.86
Balance at June 30, 2013	9,236,000	22.44	7.85	180,675,000
Vested and expected to vest at June 30, 2013	8,951,000	15.58	7.85	175,298,000
Options exercisable at June 30, 2013	657,000	12.79	7.52	14,693,000

The weighted average grant date fair value of the options granted during the six months ended June 30, 2013 and 2012 was $7.24 and $9.25, respectively.

The total intrinsic value of options exercised for the six months ended June 30, 2013 and 2012 was $6.3 million and $13.5 million, respectively.  The total fair value of options that vested during the six months ended June 30, 2013 and 2012 was $1.2 million and $1.1 million, respectively.

As of June 30, 2013, there was $17.2 million of unrecognized compensation expense related to option awards.  The weighted average period over which that cost is expected to be recognized is 2.55 years.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cash received from the exercise of stock options during the six months ended June 30, 2013 and 2012 was $4.0 million and $9.4 million, respectively.

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

During the year ended December 31, 2010, a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in 2,912,000 shares of restricted stock units being granted to certain key employees in February 2012, as adjusted to reflect the 2013 Stock Split.  Such restricted stock units were unvested when granted and originally scheduled to vest upon the completion of the Company’s 2012 audit if the EBITDA performance target for 2012 was achieved.  Since as of December 2012 it was clear that the Company would exceed the performance target for 2012, Holdings’ Board of Directors determined it was in the best interest of the Company to accelerate the vesting of the award by a couple of months to a December 24, 2012 vesting date thereby potentially creating significant tax savings for the individuals that received the award.  As of December 31, 2012, all of the compensation expense related to this award has been recognized.  In September 2012, our former Chief Operating Officer retired and upon his retirement, 82,000 of these shares of restricted stock units were forfeited, as adjusted for the 2013 Stock Split.

During the year ended December 31, 2011, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $500 million by 2015.  If the target is achieved in 2015, an aggregate of 2,650,000 shares would be issued to certain key employees, as adjusted for the 2013 Stock Split, however, this amount could be more or less depending on the level of achievement and the timing thereof.  There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of June 30, 2013.  Based on the closing market price of the Holdings’ common stock on the last trading day of the quarter ended June 30, 2013, the total unrecognized compensation expense related to this award at target achievement in 2015 is $93.2 million that would be expensed over the service period if it becomes probable of achieving the performance condition.  We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The following table summarizes stock, restricted stock and restricted stock unit activity for the six months ended June 30, 2013, as adjusted to reflect the 2013 Stock Split:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2013	694,000	9.73
Granted	19,000	38.26
Vested	(24,000)	23.79
Forfeited	(10,000)	8.12
Cancelled	—	—
Non-vested balance at June 30, 2013	679,000	10.04

The total grant date fair value of the stock, restricted stock, and restricted stock units granted during the six months ended June 30, 2013 and 2012 was $0.8 million and $67.3 million, respectively.  The weighted average grant date fair value per share of stock, restricted stock, and restricted stock units granted during the six months ended June 30, 2013 and 2012 was $38.26 and $22.92, respectively.  The total fair value of restricted stock awards and restricted stock units that vested during the six months ended June 30, 2013 and 2012 was $0.6 million and $0.5 million, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2013, there was $1.7 million of total unrecognized compensation expense related to stock, restricted stock, and restricted stock units which is expected to be recognized over a weighted-average period of 1.06 years.

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

DSUs vest consistent with the manner in which non-employee directors’ cash retainers are paid.  The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

During the six months ended June 30, 2013 and 2012, approximately 3,000 and 5,000 DSUs were granted, at a weighted-average grant date fair value of $38.26 and $24.20 per unit, respectively.  The total grant date fair value of DSUs granted during the six months ended June 30, 2013 and 2012 was $0.1 million.

As of June 30, 2013, there was $19,000 of unrecognized compensation expense related to the outstanding DSUs.

Dividend Equivalent Rights

On February 8, 2012, Holdings’ Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options.  At February 8, 2012, approximately 10.0 million unvested stock options were outstanding.  As stockholders are paid cash dividends, the DERs accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award.  Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock.  Generally, holders of stock options for fewer than 2,000 shares of stock will receive their accumulated accrued dividends in cash.  Generally, holders of stock options for 2,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock.  In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015.  In August 2012, Holdings’ Board of Directors granted approximately 2.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options.  During the six months ended June 30, 2013, Holdings’ Board of Directors granted approximately 0.3 million additional options to our Chief Executive Officer and certain full-time employees of the Company as well as DERs in connection with such options.

The DER grants to participants with 2,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval of the Company’s proposal to amend the Long-Term Incentive Plan at the Company’s 2012 Annual Meeting of Stockholders to increase the number of shares for issuance under the Long-Term Incentive Plan from 19,333,332 to 28,133,332.  On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance.  We recorded $2.0 million and $1.7 million of stock-based compensation for the DER grants during the three-month period ended June 30, 2013 and 2012.  We recorded $4.1 million and $1.7 million of stock-based compensation for the DER grants during the six-month period ended June 30, 2013 and 2012.

All of the foregoing share amounts have been adjusted to reflect the 2013 Stock Split.

Employee Stock Purchase Plan

The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period.  Amounts accumulated through participants’ payroll deductions (“purchase rights”) are used to purchase shares of common stock at the end of each purchase period.  Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued.  Holdings’ common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

open market.  At June 30, 2013, we had 1,898,000 shares available for purchase pursuant to the ESPP.  All of the foregoing share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.

In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to the purchase rights was recognized based on their intrinsic value for the six-month offering periods ended June 30, 2013 and 2012.  During the six-month period ended June 30, 2013 and 2012, we recognized $0.1 million and $0.2 million, respectively, of stock-based compensation expense relating to the ESPP.

No purchase rights are outstanding under the ESPP since the June 30, 2013 purchase date.

During the three-month and six-month periods ended June 30, 2013 and 2012, stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Long-Term Incentive Plan	$7,227	$14,968	$14,272	$31,917
Employee Stock Purchase Plan	95	156	147	216
Total Stock-Based Compensation	$7,322	$15,124	$14,419	$32,133

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

3.                                Disposition of Parks

As of June 30, 2013 and December 31, 2012, there were no assets or liabilities held for sale related to any of our parks that were sold in previous years, excluding contingent liabilities discussed in Note 8.

The following table summarizes our loss from discontinued operations for the three-month and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue	$—	$—	$—	$—

Increase in contingent liabilities from sale indemnities	—	(17)	—	(52)

Loss from discontinued operations	$—	$(17)	$—	$(52)

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Derivatives recorded at fair value in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	Derivative Assets
	June 30,	December 31,
	2013	2012
Derivatives Designated as Cash Flow Hedges
Interest rate contract — current	$5	$2
Interest rate contract — non-current	—	30
	$5	$32

At June 30, 2013 and December 31, 2012, we held no derivative liabilities.  At June 30, 2013 and December 31, 2012, we held no derivatives not designated as hedging instruments.

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

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2013 and 2012 were as follows (in thousands):

Three Months Ended June 30, 2013 and 2012

					Loss Recognized
					in Operations on
			Loss		Derivatives (Ineffective
	Loss Recognized in		Reclassified from		Portion and Amount
	OCI		AOCI into Operations		Excluded from
Derivatives Designated	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
as Cash Flow Hedges	2013	2012	2013	2012	2013	2012
Interest rate contract	$(20)	$(383)	$(105)	$—	$—	$—
Total	$(20)	$(383)	$(105)	$—	$—	$—

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Six Months Ended June 30, 2013 and 2012

					Loss Recognized
					in Operations on
			Loss		Derivatives (Ineffective
	Loss Recognized in		Reclassified from		Portion and Amount
	OCI		AOCI into Operations		Excluded from
Derivatives Designated	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
as Cash Flow Hedges	2013	2012	2013	2012	2013	2012
Interest rate contract	$(25)	$(650)	$(170)	$—	$(1)	$—
Total	$(25)	$(650)	$(170)	$—	$(1)	$—

As of June 30, 2013, approximately $683,000 of unrealized losses associated with our interest rate contract derivative instrument are expected to be reclassified from AOCI to operations during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B.  For the six months ended June 30, 2013, $1,000 of hedge ineffectiveness was recorded for the interest rate agreement.

5.                                      Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values of our financial instruments at June 30, 2013 and December 31, 2012 and classification of such instruments in accordance with FASB ASC 820 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,353	$1,353	$1,218	$1,218
Derivative instruments	5	5	32	32
Long-term debt (including current portion)	$(1,402,683)	$(1,375,658)	$(1,405,206)	$(1,410,255)

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

At June 30, 2013 and December 31, 2012, no advances under the Revolving Loan were outstanding (excluding letters of credit in the amount of $18.8 million and $18.2 million, respectively).  Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio.  At June 30, 2013 and 2012, the Revolving Loan unused commitment fee was 0.375% and 0.500%, respectively.  The principal amount of the Revolving Loan is due and payable on December 20, 2016.

At June 30, 2013 and December 31, 2012 the Term Loan A had been fully repaid.  Interest on the Term Loan A accrued at an annual rate of LIBOR plus an applicable margin based on our senior secured leverage ratio.

At June 30, 2013 and December 31, 2012, $579.3 million and $582.2 million under the Term Loan B were outstanding, respectively.  Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 1.0% LIBOR floor, based on our senior secured leverage ratio.  In March 2012, we entered into a floating-to-fixed interest rate agreement in order to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B.  The interest rate agreement capped the LIBOR component of the interest rate at 1.00% (see Note 4).  At June 30, 2013 and December 31, 2012, the Term Loan B interest rate was 4.00%.  Beginning on March 31, 2013, the Term Loan B amortizes in quarterly installments of $1.5 million with all remaining outstanding principal due and payable on December 20, 2018.

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

2021 Notes

On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the “2021 Notes”).  The proceeds from the 2021 Notes were used to repay the $72.2 million that was outstanding under the Term Loan A and to repay $277.8 million of the outstanding balance of the Term Loan B and the remaining proceeds were used for share repurchases.  Interest payments of $21.0 million are due on January 15 and July 15 (except in 2013 when we will only make one interest payment of $23.8 million on July 15 and in 2021 when we will only make one payment of $21.0 million on January 15).

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

HWP Refinance Loan

On November 5, 2007, HWP entered into a $33.0 million term loan (the “Refinance Loan”) retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006.  Borrowings under the Refinance Loan bear interest at 6.72%.  Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017.  On December 1, 2017, all unpaid principal and interest is due and payable.  HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions.  Pursuant to the Refinance Loan, HWP deposited into escrow $1.4 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

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

Long-Term Indebtedness Summary

At June 30, 2013 and December 31, 2012, long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Term Loan B	$579,276	$582,187
2021 Notes	800,000	800,000
HWP Refinance Loan	30,896	31,128
Net discount	(7,489)	(8,109)

Long-term debt	1,402,683	1,405,206
Less current portion	(6,248)	(6,240)
Total long-term debt	$1,396,435	$1,398,966

7.                                      Accumulated Other Comprehensive Income (Loss)

The components of AOCI are as follows (in thousands):

	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$338	$(828)	$(48,590)	$19,392	$(29,688)
Amounts reclassified from accumulated other comprehensive loss	—	170	(388)	86	(132)
Current-period other comprehensive income (loss) activity	(1,447)	(25)	—	583	(889)
Balance at June 30, 2013	$(1,109)	$(683)	$(48,978)	$20,061	$(30,709)

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2013 and 2012:

	Amount of Reclassification from AOCI
	Three Months Ended
Component of AOCI	June 30, 2013	June 30, 2012	Location of Reclassification into Income
Amortization of loss on interest rate hedge	$(105)	$—	Interest expense
	41	—	Income tax benefit
	$(64)	$—	Net of tax in 2013

Amortization of deferred actuarial loss and prior service cost	$186	$167	Operating expenses
	(73)	—	Income tax benefit
	$113	$167	Net of tax in 2013

Total reclassifications	$49	$167

The Company had the following reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012:

	Amount of Reclassification from AOCI
	Six Months Ended
Component of AOCI	June 30, 2013	June 30, 2012	Location of Reclassification into Income
Amortization of loss on interest rate hedge	$(170)	$—	Interest expense
	67	—	Income tax benefit
	$(103)	$—	Net of tax in 2013

Amortization of deferred actuarial loss and prior service cost	$388	$333	Operating expenses
	(153)	—	Income tax benefit
	$235	$333	Net of tax in 2013

Total reclassifications	$132	$333

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8.                                      Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, “Former SFEC”) for $976.0 million, paid in cash.  In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks.  Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $66.3 million in 2013 (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2013, our share of the distribution will be approximately $28.8 million), (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.  Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us.  We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units in the Partnership Parks to the extent tendered by the unit holders.  The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the “Specified Prices”).  As of June 30, 2013, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively.  The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $357.3 million.  Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Prices, increased by a cost of living adjustment.  Pursuant to the 2013 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.18 units from the Texas partnership for approximately $0.3 million in May 2013.  As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.  Based on the current agreed price of the units, the maximum unit purchase obligations for 2014 at both parks will aggregate approximately $357.3 million, representing approximately 69.5% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT.  Pursuant to the 2012 annual offer, we purchased 0.79 units from the Georgia partnership and 0.05 units from the Texas partnership for approximately $2.0 million in May 2012.   The $300 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future “put” obligations if necessary.

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

We incurred $6.2 million of capital expenditures at these parks during the 2012 season and intend to incur approximately $21.4 million of capital expenditures at these parks for the 2013 season, an amount in excess of the minimum required expenditure.  Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us.  The two partnerships generated approximately $52.8 million of cash in 2012 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings.  At June 30, 2013 and December 31, 2012, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to make capital improvements and distributions to the limited partners.  These intercompany loans are eliminated in consolidation.

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

As we generally enter into insurance arrangements for one year periods, the majority of our current insurance policies expire on December 31, 2013.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

Tax and Other Contingencies

At June 30, 2013 and December 31, 2012, we have accrued liabilities for tax and other indemnification contingencies of $0.5 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.  During 2012, we closed two large claims related to parks that we no longer own and we recognized approximately $7.3 million as a recovery of losses from discontinued operations as those liabilities were not going to be paid.

9.                                      Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the three parks that are less than wholly-owned, including SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).

The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG (in thousands):

Balance at January 1, 2013	$437,941
Purchase of redeemable units of SFOT and SFOG	(288)
Fresh start accounting fair market value adjustment for purchased units	(84)
Net income attributable to noncontrolling interests	18,727
Distributions to noncontrolling interests	—
Balance at June 30, 2013	$456,296

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

See Note 8 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements.  The redemption value of the partnership units at June 30, 2013 and December 31, 2012 was approximately $357.3 million and $357.6 million, respectively.

Noncontrolling interests represent the non-affiliated parties’ share of the assets of HWP.  At June 30, 2013 and December 31, 2012, our ownership interest in the HWP joint venture is approximately 49%.  The following table presents a rollforward of noncontrolling interests in HWP (in thousands):

Balance at January 1, 2013	$3,934
Net income attributable to noncontrolling interests	386
Distributions to noncontrolling interests	—
Balance at June 30, 2013	$4,320

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

10.                               Business Segments

We manage our operations on an individual park location basis.  Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making.  The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) and Park Free Cash Flow (Park EBITDA less park capital expenditures).  All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method.  We also believe that the parks share common economic characteristics.  As such, we have only one reportable segment — theme parks.  The following table presents segment financial information and a reconciliation of the primary segment performance measure to income (loss) from continuing operations before income taxes and discontinued operations (in thousands).  Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Theme park revenues	$363,701	$374,912	$451,222	$441,270
Theme park cash expenses	(195,910)	(206,299)	(309,468)	(309,264)
Aggregate park EBITDA	167,791	168,613	141,754	132,006
Equity in income of investee — EBITDA	—	3,319	—	5,232
Corporate expenses	(10,321)	(12,352)	(21,508)	(22,906)
Stock-based compensation	(7,322)	(15,124)	(14,419)	(32,133)
Other (expense) income, net	(426)	(244)	(184)	537
Equity in loss of investee — depreciation and other expense	—	(3,569)	—	(5,802)
Depreciation and amortization	(31,163)	(35,915)	(66,309)	(77,410)
Loss on disposal of fixed assets	(1,564)	(812)	(2,634)	(2,455)
Reorganization items, net	—	(495)	180	(1,049)
Restructure recovery	—	47	—	47
Interest expense	(18,708)	(11,535)	(37,430)	(23,129)
Interest income	128	83	453	314
Income (loss) from continuing operations before income taxes	$98,415	$92,016	$(97)	$(26,748)

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

All of our parks are located in the United States except one park is located in Mexico City, Mexico and one is located in Montreal, Canada.  The following information reflects our long-lived assets, revenues and loss from continuing operations by domestic and foreign categories as of and for the first six months of 2013 and 2012 (in thousands):

	Domestic	Foreign	Total

2013
Long-lived assets	$2,152,746	108,834	2,261,580
Revenue	402,663	48,559	451,222
(Loss) income from continuing operations before income taxes and discontinued operations	(7,371)	7,274	(97)

2012
Long-lived assets	$2,190,725	107,814	2,298,539
Revenue	397,486	43,784	441,270
(Loss) income from continuing operations before income taxes and discontinued operations	(31,634)	4,886	(26,748)

Long-lived assets include property and equipment and intangible assets.

11.                          Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits.  Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.  The following summarizes our pension costs during the three-month and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$305	$287	$592	$575
Interest cost	2,202	2,306	4,432	4,613
Expected return on plan assets	(3,063)	(2,745)	(6,132)	(5,491)
Amortization of net actuarial loss	186	167	388	333
Total net periodic (benefit) cost	$(370)	$15	$(720)	$30

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Discount rate	3.85%	4.30%	3.85%	4.30%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%

Employer Contributions

During the six months ended June 30, 2013 and 2012, we made pension contributions of $3.0 million and $2.6 million, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12.                               Stock Repurchase Plans

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “First Stock Repurchase Plan”).  Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million.  The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan was repurchased in January 2012.

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  Under the Second Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million.  As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the Second Stock Repurchase Plan.

On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period (the “Third Stock Repurchase Plan”).  As of July 26, 2013, Holdings had repurchased 12,286,000 shares at a cumulative price of approximately $410.2 million and an average price per share of $33.38 under the Third Stock Repurchase Plan leaving approximately $89.8 million for permitted repurchases.

All of the foregoing share and per share amounts have been adjusted to reflect the 2013 Stock Split.

The timing of share repurchases is limited by the covenants in the 2011 Credit Facility and the 2021 Notes.  We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases.  See Note 6.

13.                               Subsequent Event

On July 19, 2013, an accident occurred at our park in Arlington, Texas, in which a fatality occurred.  The accident could negatively impact attendance at this and other Six Flags parks in the short to medium term.  Utilizing both internal and external experts, we are investigating the cause of the accident.  No claim or lawsuit has been filed in connection with this incident.  Our self-insurance retention in connection with this incident totals $2.5 million.

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

Results of operations for the six-month periods ended June 30, 2013 and 2012 are not indicative of the results expected for the full year.  In particular, our park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (approximately 53% of total revenues in the first six months of 2013 and 2012), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, licensing and other fees.  Revenues from ticket sales and in park sales are primarily impacted by park attendance.  Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year.  During the first six months of 2013, our park earnings before interest, tax expense, depreciation and amortization (Park EBITDA) improved as a result of increased revenues and reduced expenses.  The increase in revenue was driven by a 1% increase in attendance during the period coupled with a 1% increase in total revenue per capita (representing total revenue divided by total attendance).  Our cash operating costs decreased primarily as a result of our ability to manage costs during the second quarter which was impacted by cooler temperatures and unprecedented levels of precipitation at our eastern and mid-western parks.

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

One of our fundamental business goals is to generate superior returns for our stockholders over the long term.  As part of our strategy to achieve this goal, Holdings declared and paid quarterly cash dividends in the fourth quarter of 2010, each quarter during 2011 and 2012 and the first two quarters of 2013.  In February 2012, Holdings’ Board of Directors increased the quarterly cash dividend from $0.03 per share of common stock to $0.30 per share.  In October 2012, Holdings’ Board of Directors further increased the quarterly cash dividend from $0.30 per share of common stock to $0.45 per share.  All of the forgoing dividend per share amounts have been adjusted to reflect the 2013 Stock Split.

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

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Summary of Operations

Summary data for the three-month periods ended June 30, 2013 and 2012 were as follows (in thousands, except per capita total revenue and percentage changes):

	Three Months
	Ended June 30,		Percentage
	2013	2012	Change (%)
Total revenue	$363,701	$374,912	(3)
Operating expenses	122,312	128,143	(5)
Selling, general and administrative	60,241	75,698	(20)
Costs of products sold	31,000	29,934	4
Depreciation and amortization	31,163	35,915	(13)
Loss on disposal of assets	1,564	812	93
Interest expense, net	18,580	11,452	62
Equity in loss of investee	—	250	N/M
Other expense, net	426	244	75
Restructure recovery	—	(47)	N/M

Income from continuing operations before reorganization items, income taxes and discontinued operations	98,415	92,511	6
Reorganization items, net	—	495	N/M
Income from continuing operations before income taxes and discontinued operations	98,415	92,016	7
Income tax expense	32,355	1,194	N/M
Income from continuing operations before discontinued operations	$66,060	$90,822	(27)

Other Data:
Attendance	8,840	9,244	(4)
Total revenue per capita	$41.14	$40.56	1

Results of Operations

Revenue in the second quarter of 2013 totaled $363.7 million compared to $374.9 million for the second quarter of 2012, representing a 3% decrease.  The decrease in revenue is attributable to a 4% decrease in attendance, which was primarily due to decreased operating days related to a shift of the Easter holiday into the first quarter of 2013 and the associated changes in school calendars as well as cooler temperatures and unprecedented levels of precipitation at our eastern and mid-western parks, partially offset by a $0.58 (1%) increase in total revenue per capita (representing total revenue divided by total attendance).  As communicated in our first quarter report on Form 10-Q, approximately three quarters of the attendance decrease in the second quarter was related to the calendar shift.  Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $0.46 (1%) to $39.52 in the second quarter of 2013 from $39.06 in the second quarter of 2012.

Admissions revenue per capita increased $0.61 (3%) in the second quarter of 2013 compared to the prior year period, and was driven primarily by (i) increased pricing and reduced discounts and (ii) strong sales of our new premium-priced gold season passes, partially offset by increased season pass attendance mix.  Non-admissions per capita guest spending decreased $0.15 (1%) in the second quarter of 2013, and was primarily driven by increased season pass attendance mix and lower parking revenue due to sales of our premium-priced gold season passes which include parking.  Excluding the foreign currency exchange rate impacts, admissions revenue per capita increased $0.55 (2%) and non-admissions per capita guest spending decreased $0.24 (1%).

Operating expenses for the second quarter of 2013 decreased $5.8 million (5%) compared to operating expenses in the prior year period.  The decrease was primarily driven by (i) decreases in salaries, wages and benefits ($5.1 million) and (ii) a $1.5 million reduction in expense related to reserves for claim settlements at two of our parks that were recorded in the second quarter of 2012.  The expense decrease was partially offset by an increase in park repair and maintenance spending.

Selling, general and administrative expenses for the second quarter of 2013 decreased $15.5 million (20%) compared to the second quarter of 2012.  The decrease primarily reflects (i) decreases in salaries, wages and benefits ($10.5 million) primarily related to decreased stock-based compensation and (ii) reduced advertising expenses as a result of lower attendance related to the Easter and school calendar shifts discussed above ($4.3 million).

Cost of products sold in the second quarter of 2013 increased $1.1 million (4%) compared to the same quarter of the prior year primarily due to increased costs associated with our assumption of operations for many in-park concessions that were previously operated by third parties, coupled with running slightly lower margins in the current year period because of product mix shifts.  An example of the product mix shift is the lower percentage of drink sales at our parks because of the cooler temperatures at our northeast and mid-western parks.

Depreciation and amortization expense for the second quarter of 2013 decreased $4.8 million (13%) compared to the second quarter of 2012.  The decrease in depreciation and amortization expense is attributable to annual capital expenditures being less than annual depreciation expense since our emergence from Chapter 11 in 2010 coupled with identifiable intangibles that were recorded as part of fresh-start accounting being fully amortized.

Loss on disposal of assets increased by $0.8 million (93%) in the second quarter of 2013 compared to the prior year quarter primarily related to increased write offs of assets taken out of service related to implementing our 2013 capital program.

Interest expense, net increased $7.1 million (62%) for the second quarter of 2013 compared to the prior year quarter, primarily reflecting incremental interest on a higher total debt balance outstanding in 2013 as a result of issuing the 2021 Notes.

Equity in loss of investee in the second quarter of 2012 was our portion of the loss of dick clark productions, inc. (“DCP”).  We sold our interest in DCP in September 2012.  See Note 9 to the condensed consolidated financial statements.

Income tax expense was $32.4 million for the second quarter of 2013 compared to $1.2 million of income tax expense for the second quarter of 2012, primarily reflecting a higher effective tax rate due to the release of our valuation allowance that occurred in the fourth quarter of 2012.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Summary of Operations

Summary data for the six-month periods ended June 30, 2013 and 2012 were as follows (in thousands, except per capita total revenue and percentage changes):

	Six Months
	Ended June 30,		Percentage
	2013	2012	Change (%)
Total revenue	$451,222	$441,270	2
Operating expenses	206,531	206,715	—
Selling, general and administrative	99,939	121,927	(18)
Costs of products sold	38,925	35,661	9
Depreciation and amortization	66,309	77,410	(14)
Loss on disposal of assets	2,634	2,455	7
Interest expense, net	36,977	22,815	62
Equity in loss of investee	—	570	N/M
Other expense (income), net	184	(537)	(134)
Restructure recovery	—	(47)	N/M

Loss from continuing operations before reorganization items, income taxes and discontinued operations	(277)	(25,699)	N/M
Reorganization items, net	(180)	1,049	(117)
Loss from continuing operations before income taxes and discontinued operations	(97)	(26,748)	N/M
Income tax benefit	(4,044)	(2,562)	58
Income (loss) from continuing operations before discontinued operations	$3,947	$(24,186)	N/M

Other Data:
Attendance	10,662	10,540	1
Total revenue per capita	$42.32	$41.87	1

Results of Operations

Revenue in the first six months of 2013 totaled $451.2 million compared to $441.3 million for the first six months of 2012, representing a 2% increase.  The increase in revenue is attributable to a 1% increase in attendance, primarily due to improved performance at our parks that were not impacted by the cooler temperatures and increased precipitation in the second quarter of 2013 coupled with a $0.45 (1%) increase in total revenue per capita (representing total revenue divided by total attendance).  Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $0.36 (1%) to $39.74 in the first six months of 2013 from $39.38 in the first six months of 2012.  In the first six months of 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million.  Excluding the insurance proceeds benefit and foreign currency exchange rate impacts, total guest spending per capita increased $0.47 (1%).

Admissions revenue per capita increased $0.56 (3%) in the six months ended June 30, 2013 compared to the prior year period, and was driven primarily by (i) increased pricing and reduced discounts and (ii) strong sales of our new premium-priced gold season passes, partially offset by the ticket related portion of the Hurricane Irene insurance proceeds in the prior year period and increased season pass attendance mix.  Non-admissions per capita guest spending decreased $0.20 (1%) in the first six months of 2013, and was primarily driven by the non-admissions related portion of the Hurricane Irene insurance proceeds that were included in the first six months of 2012, increased season pass attendance mix and lower parking revenue due to sales of our premium-priced gold season passes which include parking.  Excluding the insurance proceeds benefit and the foreign currency exchange rate impacts, admissions revenue per capita increased $0.64 (3%) and non-admissions per capita guest spending decreased $0.16 (1%).

Operating expenses for the first six months of 2013 decreased $0.2 million (0%) compared to operating expenses in the prior year period.  The decrease was primarily driven by (i) decreases in salaries, wages and benefits ($1.0 million) and (ii) a $1.5 million reduction in expense related to reserves for claim settlements at two of our parks that were recorded in the second quarter of 2012.  These expense decreases were partially offset by an increase in park repair and maintenance spending.

Selling, general and administrative expenses for the first six months of 2013 decreased $22.0 million (18%) compared to the first six months of 2012.  The decrease primarily reflects (i) decreases in salaries, wages and benefits ($19.3 million) primarily related to decreased stock-based compensation and (ii) reduced advertising expenses related to planned timing changes in our marketing spending ($2.8 million).

Cost of products sold in the first six months of 2013 increased $3.3 million (9%) compared to the same period of the prior year primarily due costs associated with our assumption of operations for many in-park concessions that were previously operated by third parties whereby the third party paid the cost of products sold in the prior year period, coupled with running slightly lower margins in the current year period because of product mix shifts.  An example of the product mix shift is the lower percentage of drink sales at our parks because of the cooler temperatures at our northeast and mid-western parks.

Depreciation and amortization expense for the first six months of 2013 decreased $11.1 million (14%) compared to the first six months of 2012.  The decrease in depreciation and amortization expense is attributable to annual capital expenditures being less than annual depreciation expense since our emergence from Chapter 11 in 2010 coupled with identifiable intangibles that were recorded as part of fresh-start accounting being fully amortized.

Loss on disposal of assets increased by $0.2 million (7%) in the first six months of 2013 compared to the prior year period primarily related to a gain recognized from insurance proceeds received in the first six months of 2012 for certain assets damaged by Hurricane Irene during the third quarter of 2011 coupled with increased write offs of assets taken out of service in the 2012 period.

Interest expense, net increased $14.2 million (62%) for the first six months of 2013 compared to the prior year period, primarily reflecting incremental interest on a higher total debt balance outstanding in 2013 as a result of issuing the 2021 Notes.

Equity in loss of investee in the first six months of 2012 was our portion of DCP’s loss.  We sold our interest in DCP in September 2012.  See Note 9 to the condensed consolidated financial statements.

Income tax benefit was $4.0 million for the first six months of 2013 compared to $2.6 million for the first six months of 2012, primarily reflecting a higher effective tax rate due to the release of our valuation allowance in the fourth quarter of 2012.

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

On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.03 per common share to $0.30 per common share and, in October 2012, Holdings’ Board of Directors further increased the quarterly cash dividend from $0.30 per share of common stock to $0.45 per share.  During the six-month periods ended June 30, 2013 and 2012, Holdings paid $88.0 million and $64.4 million, respectively, in cash dividends on its common stock.  The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors.  Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $175 million in cash dividends on our common stock for the 2013 calendar year.

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “First Stock Repurchase Plan”).  Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million.  The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan was repurchased in January 2012.  On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  During the year ended December 31, 2012, Holding repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million under the Second Stock Repurchase Plan.  As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the Second Stock Repurchase Plan.  On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock through 2015 (the “Third Stock Repurchase Plan”).  As of July 26, 2013, Holdings has repurchased 12,286,000 shares at a cumulative price of approximately $410.2 million and an average price per share of $33.38 under the Third Stock Repurchase Plan leaving approximately $89.8 million for permitted repurchases.

All of the foregoing share and per share amounts have been adjusted to reflect the 2013 Stock Split.

Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash, and available amounts under the 2011 Credit Facility will be adequate to meet our liquidity needs, including anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt requirements, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases.  Based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal amounts for cash taxes for the next four to five years.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks.  Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks.  While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences.  However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results.  If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing.  In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing.  The degree to which we are leveraged could adversely affect our ability to obtain any additional financing.  See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2012 Annual Report.

As of June 30, 2013, our total indebtedness, net of discount, was approximately $1,402.7 million.  Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2013, (iii) estimated interest rates for floating-rate debt, and (iv) the 2021 Notes, we anticipate annual cash interest payments will aggregate $49.0 million for 2013 and approximately $70.0 million in 2014.  The lower amount for 2013 is primarily due to the timing of interest payments on the 2021 Notes in the first year after they were issued.  Under the 2011 Credit Facility, approximately 95% of the Term Loan B is not due until December 2018.

We currently plan on spending approximately 9% of revenues on capital expenditures for the 2013 calendar year.

As of June 30, 2013, we had approximately $201.2 million of unrestricted cash and $181.2 million available for borrowing under the Revolving Loan.  Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition.  If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations.  A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder.  The Revolving Loan expires on December 20, 2016.  The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.

For a more detailed description of our indebtedness, see Note 6 to the condensed consolidated financial statements contained in this Quarterly Report.

During the six-month period ended June 30, 2013, net cash provided by operating activities before reorganization items was $136.2 million.  Net cash used in investing activities in the first six months of 2013 was $72.5 million, consisting primarily of $72.3 million in capital expenditures.  Net cash used in financing activities in the first six months of 2013 was $490.8 million, primarily attributable to stock repurchases totaling $403.7 million and the payment of $88.0 million in cash dividends partially offset by proceeds from stock option exercises.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, there have been no material changes in our market risk exposure from that disclosed in the 2012 Annual Report.

Item 4.                   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2013, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2012 Annual Report and in Note 8 to the condensed consolidated financial statements contained in this Quarterly Report.  There were no material developments concerning our legal proceedings during the quarter ended June 30, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the “First Stock Repurchase Plan”).  Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million.  The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012.

On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the “Second Stock Repurchase Plan”).  Under the Second Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million.  As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the Second Stock Repurchase Plan.

On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period (the “Third Stock Repurchase Plan”).  As of July 26, 2013, Holdings had repurchased 12,286,000 shares at a cumulative price of approximately $410.2 million and an average price per share of $33.38 under the Third Stock Repurchase Plan.

All of the foregoing share and per share amounts have been adjusted to reflect the 2013 Stock Split.

The following table sets forth information regarding purchases of Holdings’ common stock during the three-month period ended June 30, 2013, as adjusted to reflect the 2013 Stock Split:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	April 1 – April 30	784,000	$36.19	20,699,000	$114,357,000
Month 2	May 1 – May 31	—	—	—	$114,357,000
Month 3	June 1 – June 30	—	—	—	$114,357,000
	Total	784,000	$36.19	20,699,000	$114,357,000

Item 6.  Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 2, 2013

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