Form 10-Q
period 2013-09-30
Six Flags Entertainment Corp
filed 2013-10-30
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 25, 2013, Six Flags Entertainment Corporation had 95,132,273 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions.
Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products which we sell;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain, and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and other entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including potential increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report").
A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2012 Annual Report. All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
Available Information
Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if applicable, are available free of charge through our website at www.sixflags.com. References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Quarterly Report. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission ("SEC"). Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.
*              *              *              *              *
As used herein, the terms "we," "our," "Six Flags" and "Company" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to the respective subsidiaries. As used herein, "SFI" means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements
SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2013	December 31, 2012
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,962	$629,208
Accounts receivable	94,445	29,523
Inventories	27,210	22,280
Prepaid expenses and other current assets	40,256	37,490
Deferred income taxes	113,677	44,973
Total current assets	476,550	763,474
Other assets:
Debt issuance costs	22,837	26,043
Restricted-use investment securities	1,527	1,218
Deposits and other assets	4,198	4,214
Total other assets	28,562	31,475
Property and equipment, net:
Property and equipment, at cost	1,705,387	1,635,190
Accumulated depreciation	(460,191)	(380,561)
Total property and equipment	1,245,196	1,254,629
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	365,775	376,565
Total assets	$2,746,331	$3,056,391

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,644	$23,580
Accrued compensation, payroll taxes and benefits	25,157	35,949
Accrued insurance reserves	42,053	35,369
Accrued interest payable	9,049	2,359
Other accrued liabilities	31,712	25,663
Deferred income	76,280	52,703
Current portion of long-term debt	6,256	6,240
Total current liabilities	222,151	181,863
Long-term debt	1,395,175	1,398,966
Other long-term liabilities	71,248	76,398
Deferred income taxes	196,935	65,070
Redeemable noncontrolling interests	456,296	437,941
Stockholders’ equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 95,026,988 and 107,637,524 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (1)	2,376	1,345
Capital in excess of par value	835,663	904,713
(Accumulated deficit) retained earnings	(403,337)	15,849
Accumulated other comprehensive loss	(30,246)	(29,688)
Total Six Flags Entertainment Corporation stockholders’ equity	404,456	892,219
Noncontrolling interests	70	3,934
Total equity	404,526	896,153
Total liabilities and equity	$2,746,331	$3,056,391

(1)
Issued and outstanding stock amounts as of December 31, 2012 have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2013	September 30, 2012
Theme park admissions	$282,095	$271,119
Theme park food, merchandise and other	203,846	196,626
Sponsorship, licensing and other fees	13,589	12,409
Accommodations revenue	4,990	4,989
Total revenues	504,520	485,143
Operating expenses (excluding depreciation and amortization shown separately below)	134,395	132,737
Selling, general and administrative (including stock-based compensation of $7,077 and $12,751 in 2013 and 2012, respectively, and excluding depreciation and amortization shown separately below)	52,648	54,115
Costs of products sold	36,616	34,483
Depreciation	27,300	31,686
Amortization	3,598	3,626
Loss on disposal of assets	4,325	5,192
Gain on sale of investee	—	(67,041)
Interest expense	18,810	11,627
Interest income	(207)	(208)
Equity in loss of investee	—	1,652
Other expense, net	1,013	832
Income from continuing operations before reorganization items, income taxes and discontinued operations	226,022	276,442
Reorganization items, net	—	659
Income from continuing operations before income taxes and discontinued operations	226,022	275,783
Income tax expense	86,405	11,014
Income from continuing operations before discontinued operations	139,617	264,769
Income from discontinued operations	—	7,209
Net income	139,617	271,978
Net income attributable to noncontrolling interests	(19,214)	(18,953)
Net income attributable to Six Flags Entertainment Corporation	$120,403	$253,025

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$120,403	$245,816
Income from discontinued operations	—	7,209
Net income	$120,403	$253,025

Weighted-average common shares outstanding:
Weighted average number of common shares outstanding — basic (1):	95,105	106,974
Weighted average number of common shares outstanding — diluted (1):	98,472	113,586

Net income per average common share outstanding — basic (1):
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$1.27	$2.30
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	—	0.07
Net income attributable to Six Flags Entertainment Corporation common stockholders	$1.27	$2.37

Net income per average common share outstanding — diluted (1):
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$1.22	$2.17
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	—	0.06
Net income attributable to Six Flags Entertainment Corporation common stockholders	$1.22	$2.23

Cash dividends declared per common share (1)	$0.45	$0.30

(1)
All 2012 share and per share amounts have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2013	September 30, 2012
Theme park admissions	$523,293	$503,690
Theme park food, merchandise and other	386,347	379,160
Sponsorship, licensing and other fees	32,064	30,076
Accommodations revenue	14,038	13,487
Total revenues	955,742	926,413
Operating expenses (excluding depreciation and amortization shown separately below)	340,926	339,452
Selling, general and administrative (including stock-based compensation of $21,496 and $44,884 in 2013 and 2012, respectively, and excluding depreciation and amortization shown separately below)	152,587	176,042
Costs of products sold	75,541	70,144
Depreciation	86,411	100,677
Amortization	10,796	12,045
Loss on disposal of assets	6,959	7,647
Gain on sale of investee	—	(67,041)
Interest expense	56,240	34,756
Interest income	(660)	(522)
Equity in loss of investee	—	2,222
Other expense, net	1,197	295
Restructure recovery	—	(47)
Income from continuing operations before reorganization items, income taxes and discontinued operations	225,745	250,743
Reorganization items, net	(180)	1,708
Income from continuing operations before income taxes and discontinued operations	225,925	249,035
Income tax expense	82,361	8,452
Income from continuing operations before discontinued operations	143,564	240,583
Income from discontinued operations	—	7,157
Net income	143,564	247,740
Net income attributable to noncontrolling interests	(38,327)	(37,559)
Net income attributable to Six Flags Entertainment Corporation	$105,237	$210,181

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$105,237	$203,024
Income from discontinued operations	—	7,157
Net income	$105,237	$210,181

Weighted-average common shares outstanding:
Weighted average number of common shares outstanding — basic (1):	97,569	107,916
Weighted average number of common shares outstanding — diluted (1):	100,819	113,784

Net income per average common share outstanding — basic (1):
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$1.08	$1.88
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	—	0.07
Net income attributable to Six Flags Entertainment Corporation common stockholders	$1.08	$1.95

Net income per average common share outstanding — diluted (1):
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$1.04	$1.79
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	—	0.06
Net income attributable to Six Flags Entertainment Corporation common stockholders	$1.04	$1.85

Cash dividends declared per common share (1)	$1.35	$0.90

(1)
All 2012 share and per share amounts have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012
Net income	$139,617	$271,978
Other comprehensive income, net of tax in 2013:
Foreign currency translation adjustment (1)	483	5,273
Defined benefit retirement plan (2)	(114)	(166)
Change in cash flow hedging (3)	94	(179)
Other comprehensive income, net of tax in 2013	463	4,928
Comprehensive income	140,080	276,906
Comprehensive income attributable to noncontrolling interests	(19,214)	(18,953)
Comprehensive income attributable to Six Flags Entertainment Corporation	$120,866	$257,953

(1)	Foreign currency translation adjustment is presented net of tax expense of $0.3 million for the three months ended September 30, 2013.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.1 million for the three months ended September 30, 2013.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million for the three months ended September 30, 2013.
See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012
Net income	$143,564	$247,740
Other comprehensive (loss) income, net of tax in 2013:
Foreign currency translation adjustment (1)	(458)	8,118
Defined benefit retirement plan (2)	(283)	(499)
Change in cash flow hedging (3)	183	(829)
Other comprehensive (loss) income, net of tax in 2013	(558)	6,790
Comprehensive income	143,006	254,530
Comprehensive income attributable to noncontrolling interests	(38,327)	(37,559)
Comprehensive income attributable to Six Flags Entertainment Corporation	$104,679	$216,971

(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.2 million for the nine months ended September 30, 2013.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.3 million for the nine months ended September 30, 2013.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million for the nine months ended September 30, 2013.
See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

	Preferred stock		Common stock (1)		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Six Flags Entertainment Corporation	Non-controlling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount	Shares issued	Amount
Balances at January 1, 2013	—	—	107,637,524	$1,345	$904,713	$15,849	$(29,688)	$892,219	$3,934	$896,153
Issuance of common stock	—	—	2,347,359	55	24,916	—	—	24,971	—	24,971
Forfeiture of restricted stock units	—	—	(9,720)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,496	—	—	21,496	—	21,496
Dividends declared to common shareholders	—	—	—	—	—	(131,187)	—	(131,187)	—	(131,187)
Repurchase of common stock	—	—	(14,968,486)	(222)	(109,998)	(393,429)	—	(503,649)	—	(503,649)
Two-for-one common stock split	—	—	—	1,197	(1,197)	—	—	—	—	—
Employee stock purchase plan	—	—	20,311	1	567	—	—	568	—	568
Fresh start valuation adjustment for SFOT units and HWP ownership interests purchased	—	—	—	—	—	193	—	193	(109)	84
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	105,237	—	105,237	—	105,237
Net other comprehensive loss, net of tax	—	—	—	—	—	—	(558)	(558)	—	(558)
Purchase of HWP ownership interests	—	—	—	—	(4,834)	—	—	(4,834)	(4,630)	(9,464)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	875	875
Balances at September 30, 2013	—	—	95,026,988	$2,376	$835,663	$(403,337)	$(30,246)	$404,456	$70	$404,526

(1)	All common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

	Preferred stock		Common stock (1)		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Six Flags Entertainment Corporation	Non-controlling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount	Shares issued	Amount
Balances at January 1, 2012	—	—	109,283,770	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	—	—	3,106,872	39	29,877	9	—	29,925	—	29,925
Restricted stock unit grants	—	—	(42,860)	(1)	31,347	—	—	31,346	—	31,346
Stock-based compensation	—	—	—	—	44,625	—	—	44,625	—	44,625
Dividends declared to common stockholders	—	—	—	—	—	(99,826)	—	(99,826)	—	(99,826)
Repurchase of common stock	—	—	(4,154,966)	(52)	(30,534)	(67,815)	—	(98,401)	—	(98,401)
Employee Stock Purchase Plan	—	—	25,554	—	734	—	—	734	—	734
Fresh start valuation adjustment for SFOT units and SFOG units purchased	—	—	—	—	—	453	—	453	—	453
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	210,181	—	210,181	—	210,181
Net other comprehensive income	—	—	—	—	—	—	6,790	6,790	—	6,790
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	719	719
Balances at September 30, 2012	—	—	108,218,370	$1,352	$908,161	$22,914	$(43,122)	$889,305	$4,389	$893,694

(1)	All common stock amounts have been retroactively adjusted to reflect Holdings’ two-for-one common stock split in June 2013, as described in Note 2 to these condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$143,564	$247,740
Adjustments to reconcile net income to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	97,207	112,722
Stock-based compensation	21,496	44,884
Interest accretion on notes payable	934	893
Reorganization items, net	(180)	1,708
Amortization of debt issuance costs	3,206	1,782
Other, including loss (gain) on disposal of assets	8,425	(58,546)
Increase in accounts receivable	(64,981)	(44,450)
Increase in inventories, prepaid expenses and other current assets	(7,822)	(9,585)
Decrease in deposits and other assets	316	5,308
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	33,039	28,519
Increase in accrued interest payable	6,690	1,272
Deferred income tax expense	63,429	123
Net cash provided by operating activities before reorganization activities	305,323	332,370
Cash flows from reorganization activities:
Net cash used in reorganization activities	(332)	(1,630)
Net cash provided by operating activities	304,991	330,740

Cash flows from investing activities:
Additions to property and equipment	(89,182)	(80,615)
Property insurance recovery	—	1,494
Purchase of identifiable intangible assets	(75)	—
Purchase of restricted-use investments	(467)	(15,401)
Maturities of restricted-use investments	158	—
Proceeds from sale of assets	108	872
Net cash used in investing activities	(89,458)	(93,650)

Cash flow from financing activities:
Repayment of borrowings	(4,709)	(3,126)
Payment of debt issuance costs	(264)	(1,459)
Payment of cash dividends	(131,443)	(96,672)
Proceeds from issuance of common stock	25,539	30,401
Stock repurchases	(503,649)	(98,401)
Purchase of noncontrolling interests	(9,464)	—
Purchase of redeemable noncontrolling interests	(288)	(2,033)
Distributions to noncontrolling interests	(18,725)	(18,419)
Net cash used in financing activities	(643,003)	(189,709)

Effect of exchange rate on cash	(776)	2,636

Net (decrease) increase in cash and cash equivalents	(428,246)	50,017
Cash and cash equivalents at beginning of period	629,208	231,427
Cash and cash equivalents at end of period	$200,962	$281,444

Supplemental cash flow information
Cash paid for interest	$45,411	$30,802
Cash paid for income taxes	$11,447	$8,192
See accompanying notes to condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Chapter 11 Reorganization
On June 13, 2009, Six Flags, Inc. ("SFI"), Six Flags Operations Inc. ("SFO") and Six Flags Theme Parks Inc. ("SFTP") and certain of SFTP’s domestic subsidiaries (collectively with SFI, SFO and SFTP, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Filing"). SFI’s subsidiaries that own interests in Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG" and together with SFOT, the "Partnership Parks") and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.
On April 30, 2010 (the "Effective Date"), the Debtors emerged from Chapter 11 by consummating a restructuring through a series of transactions contemplated by the Debtors’ Modified Fourth Amended Joint Plan of Reorganization (the "Plan"). See Note 1(a) to the Consolidated Financial Statements in the 2012 Annual Report for a detailed explanation of the Plan. The following summarizes the reorganization transactions under the Plan:

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

On the Effective Date, Holdings issued an aggregate of 109,555,556 shares of common stock to holders of unsecured claims against SFI, certain holders of the 12 1/4% Senior Notes due 2016, certain accredited investors that held unsecured claims, and certain equity purchasers. The share amount has been retroactively adjusted to reflect the June 2011 two-for-one stock split (the "2011 Stock Split") and the June 2013 two-for-one stock split (the "2013 Stock Split") as described in Note 2.
On June 21, 2010, the common stock commenced trading on the New York Stock Exchange under the symbol "SIX."

•
Financing at Emergence. On the Effective Date, we entered into two exit financing facilities: (i) an $890.0 million senior secured first lien credit facility comprised of a $120.0 million revolving loan facility and a $770.0 million term loan facility (the "Exit First Lien Facility") and (ii) a $250.0 million senior secured second lien term loan facility (the "Exit Second Lien Facility").

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
As required by accounting principles generally accepted in the United States ("U.S. GAAP"), we adopted fresh start accounting effective May 1, 2010 following the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 852, Reorganizations ("FASB ASC 852").
Under fresh start accounting, the total Company value was adjusted to reorganization value and was allocated to our assets and liabilities based on their respective estimated fair values in conformity with the purchase method of accounting for business combinations in FASB ASC Topic 805, Business Combinations ("FASB ASC 805"). The excess of reorganization value over the estimated fair value and our tangible and identifiable assets and liabilities was recognized as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. The implementation of the Plan and the application of fresh start accounting resulted in financial statements that are not comparable to financial statements in periods prior to emergence. See Note 1(b) to the Consolidated Financial Statements in the 2012 Annual Report for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2.	General — Basis of Presentation
We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, 16 parks are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada.
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities Exchange Commission.
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
"Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the condensed consolidated financial statements and notes. The 2012 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all adjustments (which are normal and recurring) that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the nine months ended September 30, 2013 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

a.	Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own SFOT and SFOG as subsidiaries in our consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in SFOT and SFOG are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP Development, LLC ("HWP"), with the exception of a nominal amount that we have the option to call pursuant to the purchase agreement. Prior to the acquisition, we owned an approximate 49% interest in this joint venture and consolidated HWP as a subsidiary as we had the power to direct the activities that most significantly impacted HWP's economic performance and we had the obligation to absorb losses and receive benefits from HWP that could have been significant to HWP. The equity interests in HWP owned by non-affiliated parties prior to the acquisition as well as the nominal minority equity interests retained by a non-affiliated party subsequent to the acquisition are reflected in the accompanying condensed consolidated balance sheets as noncontrolling interests. The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. See Note 9 for further discussion.

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
FASB ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of liabilities subject to compromise, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under the Bankruptcy Code. The Debtors’ reorganization items consisted of the following during the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012
(Recoveries) costs and expenses related to the reorganization	$(180)	$1,708
Costs and expenses directly related to the reorganization primarily include fees associated with advisors to the Debtors, certain creditors and the creditors’ committee.
Net cash paid for reorganization items, entirely constituting professional fees, during the nine months ended September 30, 2013 and September 30, 2012 totaled $0.3 million and $1.6 million, respectively.

d.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $173.2 million and $169.9 million as of September 30, 2013 and December 31, 2012, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. During the fourth quarter of 2012, we determined that the valuation allowance against our federal net operating losses was no longer required because of the significant amount of net income that we generated in 2012. Based on our 2012 results, coupled with our projected taxable income over the foreseeable future, we believe we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2013 and December 31, 2012, we had no accrued interest and penalties liability.
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
With the adoption of fresh start accounting upon our emergence from Chapter 11, long-lived assets were revalued based on their respective fair values.

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
Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss) until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Changes in the fair value of a derivative that is not designated as a hedge are recorded in other expense, net in our condensed consolidated statements of operations on a current basis. See Note 4 for further discussion.

g.	Earnings Per Common Share
Basic earnings per common share is computed by dividing net income applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income applicable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period adjusted for the effect of all dilutive common stock equivalents. In periods in which a net loss is incurred, diluted loss per common share is equal to basic loss per common share, as the effect of including any common stock equivalents would be antidilutive. These computations have been retroactively adjusted to reflect the 2013 Stock Split.
For the three and nine months ended September 30, 2013, the computation of diluted earnings per share included the effect of 3,367,000 and 3,250,000 dilutive stock options and restricted shares, respectively, and excluded the effect of 1,193,000 and 1,205,000 antidilutive stock options, respectively. For the three and nine months ended September 30, 2012, the computation of diluted earnings per share included the effect of 6,612,000 and 5,868,000 dilutive stock options, respectively, and excluded the effect of 1,844,000 and 2,282,000 antidilutive stock options, respectively. Basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and September 30, 2012 was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income attributable to Six Flags Entertainment Corporation common stockholders	$120,403	$253,025	$105,237	$210,181

Weighted average common shares outstanding — basic	95,105	106,974	97,569	107,916
Effect of dilutive stock options	3,367	6,612	3,250	5,868
Weighted average common shares outstanding — diluted	98,472	113,586	100,819	113,784

Earnings per share — basic	$1.27	$2.37	$1.08	$1.95
Earnings per share — diluted	$1.22	$2.23	$1.04	$1.85

h.	Stock Benefit Plans
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three months ended September 30, 2013 and September 30, 2012, stock-based compensation expense related to the Long-Term Incentive Plan was $7.0 million and $12.7 million, respectively. During the nine months ended September 30, 2013 and September 30, 2012, stock-based compensation expense related to the Long-Term Incentive Plan was $21.3 million and $44.6 million, respectively.
As of September 30, 2013, options to purchase approximately 8,282,000 shares of common stock of Holdings and approximately 371,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 5,058,000 shares were available for future grant, as adjusted to reflect the 2013 Stock Split.
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
The estimated fair value of the majority of our options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on United States Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. The simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants is not representative or sufficient to be used to develop an expected term assumption. Expected volatility of options granted prior to 2013 was based on the historical volatility of similar companies’ common stock for a period equal to the stock option’s expected term, calculated on a daily basis. Expected volatility of options granted in 2013 was based two-thirds on the historical volatility of similar companies’ common stock and one-third on our historical volatility for a period equal to the stock options’ expected term, calculated on a daily basis. The expected dividend yield is based on expected dividends for the expected term of the stock options. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Risk-free interest rate	1.87%	1.08%
Expected term (in years)	6.25	6.25
Expected volatility	39.03%	44.15%
Expected dividend yield	5.12%	3.61%
The following table summarizes stock option activity for the nine months ended September 30, 2013, as adjusted to reflect the 2013 Stock Split:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2013	9,436,000	$15.04
Granted	1,241,000	$34.30
Exercised	(2,145,000)	$11.67
Canceled or exchanged	—	$—
Forfeited	(249,000)	$17.59
Expired	(1,000)	$15.86
Balance at September 30, 2013	8,282,000	$18.72	7.96	$125,608,000
Vested and expected to vest at September 30, 2013	7,981,000	$18.68	7.96	$121,348,000
Options exercisable at September 30, 2013	1,943,000	$14.86	7.51	$36,780,000

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2013 and September 30, 2012 was $7.78 and $8.07, respectively.
The total intrinsic value of options exercised during the nine months ended September 30, 2013 and September 30, 2012 was $49.2 million and $50.9 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2013 and September 30, 2012 was $17.5 million and $15.2 million, respectively.
As of September 30, 2013, there was $19.9 million of unrecognized compensation expense related to option awards. The weighted average period over which that cost is expected to be recognized is 2.75 years.
Cash received from the exercise of stock options during the nine months ended September 30, 2013 and September 30, 2012 was $25.0 million and $29.9 million, respectively.
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
During the year ended December 31, 2010, a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in 2,912,000 shares of restricted stock units being granted to certain key employees in February 2012 (the "2012 Performance Award"), as adjusted to reflect the 2013 Stock Split. Such restricted stock units were unvested when granted and originally scheduled to vest upon the completion of the Company’s 2012 audit if the EBITDA performance target for 2012 was achieved. Since it was clear as of December 2012 that the Company would exceed the performance target for 2012, Holdings’ Board of Directors determined it was in the best interest of the Company to accelerate the vesting of the award by a couple of months to a December 24, 2012 vesting date, thereby potentially creating significant tax savings for the individuals that received the award. As of December 31, 2012, all of the compensation expense related to this award had been recognized. In September 2012, our former Chief Operating Officer retired and upon his retirement, 82,000 of these shares of restricted stock units were forfeited, as adjusted for the 2013 Stock Split.
During the year ended December 31, 2011, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). If the target is achieved in 2015, an aggregate of 2,650,000 shares would be issued to certain key employees, as adjusted for the 2013 Stock Split; however, this amount could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because, as of September 30, 2013, it is not deemed probable that we will achieve the specified performance condition. Based on the closing market price of the Holdings’ common stock on the last trading day of the quarter ended September 30, 2013, the total unrecognized compensation expense related to this award at target achievement in 2015 is $89.5 million, which would be expensed over the service period if achievement of the performance condition becomes probable. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.
The following table summarizes stock, restricted stock and restricted stock unit activity for the nine months ended September 30, 2013, as adjusted to reflect the 2013 Stock Split:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at January 1, 2013	694,000	$9.73
Granted	19,000	$38.26
Vested	(332,000)	$10.16
Forfeited	(10,000)	$8.12
Cancelled	—	$—
Non-vested balance at September 30, 2013	371,000	$10.84
The total grant date fair value of the stock, restricted stock, and restricted stock units granted during the nine months ended September 30, 2013 and September 30, 2012 was $0.7 million and $67.3 million, respectively. The weighted average grant date fair value per share of stock, restricted stock, and restricted stock units granted during the nine months ended September 30, 2013 and September 30, 2012 was $38.26 and $22.92, respectively. The total fair value of restricted stock awards and restricted

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

stock units that vested during the nine months ended September 30, 2013 and September 30, 2012 was $3.4 million and $3.5 million, respectively.
Excluding the unrecognized compensation expense related to the 2015 Performance Award discussed above, for which no stock-based compensation expense has been recorded as it is not deemed probable that we will achieve the specified performance condition, there was $1.1 million of total unrecognized compensation expense related to stock, restricted stock, and restricted stock units as of September 30, 2013 that is expected to be recognized over a weighted-average period of 0.81 years.
Deferred Share Units
Non-employee directors can elect to receive the value of their annual cash retainer as a deferred share unit award ("DSU") under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director’s annual cash retainer divided by the closing price of Holdings’ common stock on the date of the annual stockholders meeting. Each DSU represents the Company’s obligation to issue one share of common stock and the shares are delivered approximately thirty days following the cessation of the non-employee director’s service as a director of the Company.
DSUs vest consistent with the manner in which non-employee directors’ cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.
During the nine months ended September 30, 2013 and September 30, 2012, approximately 3,000 and 5,000 DSUs were granted, at a weighted-average grant date fair value of $38.26 and $24.20 per unit, respectively. The total grant date fair value of DSUs granted during the the nine months ended September 30, 2013 and September 30, 2012 was $0.1 million.
As of September 30, 2013, all compensation expense related to the outstanding DSUs had been recognized, with the exception of a nominal amount that will be recognized during the three months ending December 31, 2013.
Dividend Equivalent Rights
On February 8, 2012, Holdings’ Board of Directors granted dividend equivalent rights ("DERs") to holders of unvested stock options. At February 8, 2012, approximately 10.0 million unvested stock options were outstanding. As stockholders are paid cash dividends, the DERs accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash. Conversely, generally holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015. In August 2012, Holdings’ Board of Directors granted approximately 2.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options. During the nine months ended September 30, 2013, Holdings’ Board of Directors granted approximately 1.2 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options.
The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval of the Company’s proposal to amend the Long-Term Incentive Plan at the Company’s 2012 Annual Meeting of Stockholders to increase the number of shares for issuance under the Long-Term Incentive Plan from 19,333,332 to 28,133,332. On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance. We recorded $1.9 million and $2.3 million of stock-based compensation for the DER grants during the three months ended September 30, 2013 and September 30, 2012, respectively. We recorded $6.0 million and $4.0 million of stock-based compensation for the DER grants during the nine months ended September 30, 2013 and September 30, 2012, respectively.
All of the foregoing share amounts have been adjusted to reflect the 2013 Stock Split.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued. Holdings’ common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of September 30, 2013, we had 1,898,000 shares available for purchase

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

pursuant to the ESPP. All of the foregoing share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to the purchase rights was determined using a Black-Scholes option-pricing formula. The weighted-average assumptions used to estimate the fair value of purchase rights for the three months ended September 30, 2013 and September 30, 2012 are as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
Risk-free interest rate	0.09%	0.15%
Expected term (in years)	0.50	0.50
Expected volatility	22.53%	29.17%
Expected dividend yield	4.77%	4.31%
During the nine months ended September 30, 2013 and September 30, 2012, we recognized $0.2 million and $0.3 million, respectively, of stock-based compensation expense relating to the ESPP.
As of September 30, 2013, 17,000 purchase rights were outstanding under the ESPP.
During the three and nine months ended September 30, 2013 and September 30, 2012, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Long-Term Incentive Plan	$7,030	$12,708	$21,302	$44,625
Employee Stock Purchase Plan	47	43	194	259
Total Stock-Based Compensation	$7,077	$12,751	$21,496	$44,884

i.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying consolidated statements of operations. During 2013, we launched a membership program (the "Membership Program"). In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the Membership Program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term (the "Initial Term"), and can be canceled any time after the Initial Term. Guests enrolled in the Membership Program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the Membership Program. For season pass, membership and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions the Company believes to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. The estimated redemption rate is reviewed regularly and on an ongoing basis and is revised as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. As of September 30, 2013, deferred revenue was primarily comprised of (i) the remaining unredeemed season pass revenue and pre-sold single-day admissions revenue for the current operating season, (ii) advance sales of season pass and other admissions for the 2014 operating season, (iii) the unredeemed portion of the Initial Term of the Membership Program that will be recognized in the fourth quarter of 2013 and in 2014, and (iv) sponsorship revenue that will be recognized in the fourth quarter of 2013.

j.	New Accounting Pronouncements
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2013-01 clarify that the disclosure requirements of ASU 2011-11 are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective retrospectively for annual periods beginning on or after January 1, 2013. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 require that entities report, either on their income

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for the Company in the first quarter of 2013. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary or group of assets. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP. ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate that the adoption of this pronouncement will result in a material impact to the Company's financial position, results of operations or cash flows.

3.	Disposition of Parks
As of September 30, 2013 and December 31, 2012, there were no assets or liabilities held for sale related to any of our parks that were sold in previous years, excluding contingent liabilities discussed in Note 8.
The following table summarizes our loss from discontinued operations for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Decrease in contingent liabilities from sale indemnities	$—	$7,209	$—	$7,157
Income from discontinued operations	$—	$7,209	$—	$7,157
Our long-term debt is not directly associated with discontinued operations and we have not allocated a portion of our interest expense to the discontinued operations.

4.	Derivative Financial Instruments
In March 2012, we entered into a floating-to-fixed interest rate agreement in order to limit exposure to an increase in the London Interbank Offered Rate ("LIBOR") on $470.0 million of Term Loan B (see Note 6), which bears interest based on LIBOR plus an applicable margin. The interest rate agreement capped the LIBOR component of the interest rate at 1.00%. The term of the agreement began in March 2012 and expires in March 2014. Upon executing the agreement, we designated and documented the interest rate agreement as a cash flow hedge.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
We record derivative instruments at fair value. Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.
Derivatives recorded at fair value in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 consisted of the following:

	Derivative Assets
	As of
(Amounts in thousands)	September 30, 2013	December 31, 2012
Derivatives Designated as Cash Flow Hedges
Interest rate contract — current	$—	$2
Interest rate contract — non-current	—	30
	$—	$32
As of September 30, 2013 and December 31, 2012, we held no derivative liabilities. As of September 30, 2013 and December 31, 2012, we held no derivatives not designated as hedging instruments.
Changes in the fair value of derivatives that are designated as hedges are recorded in accumulated other comprehensive income ("AOCI") on the condensed consolidated balance sheet when in qualifying effective relationships and are reclassified to interest expense when the forecasted transaction takes place. Changes in the fair value of derivatives that are not designated as hedges are recorded directly in other (income) expense, net.
Gains and losses on derivatives designated as cash flow hedges included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and September 30, 2012 were as follows:
Three Months Ended September 30, 2013 and September 30, 2012

	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2013	2012	2013	2012	2013	2012
Interest rate contract	$(5)	$(187)	$(161)	$(8)	$—	$—
Total	$(5)	$(187)	$(161)	$(8)	$—	$—
Nine Months Ended September 30, 2013 and September 30, 2012

	Loss Recognized in OCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
Interest rate contract	$(30)	$(837)	$(331)	$(8)	$(1)	$—
Total	$(30)	$(837)	$(331)	$(8)	$(1)	$—

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2013, approximately $0.5 million of unrealized losses associated with our interest rate contract derivative instrument are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on Term Loan B. For the nine months ended September 30, 2013, a nominal amount of hedge ineffectiveness was recorded for the interest rate agreement.

5.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,527	$1,527	$1,218	$1,218
Derivative instruments	—	—	32	32
Long-term debt (including current portion)	(1,401,431)	(1,367,711)	(1,405,206)	(1,410,255)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
The carrying value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximates their fair value because of the short maturity of these instruments.

•
Restricted-use investment securities consist of interest bearing bank accounts for which their carrying value approximates their fair value because of their short term maturity. The measurement of restricted-use investment securities is considered a Level 2 fair value measurement.

•
The fair value of derivative assets is based on market prices that generally are observable for similar assets at commonly quoted intervals and are considered Level 2 fair value measurements. Derivative assets that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets. Derivative assets that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets. See Note 4 for additional information on our derivative instruments and related Company policies.

•	The fair value of long-term debt is based on market prices that generally are observable for similar assets at commonly quoted intervals and are considered Level 2 fair value measurements.

6.	Long-Term Indebtedness
2011 Credit Facility
On December 20, 2011, we entered into a $1,135.0 million credit agreement (the "2011 Credit Facility"), which replaced the Exit First Lien Facility, with several lenders including Wells Fargo Bank National Association, as administrative agent, and related loan and security documentation agents. The 2011 Credit Facility was comprised of a 5-year $200.0 million revolving credit loan facility (the "Revolving Loan"), a 5-year $75.0 million Tranche A Term Loan facility ("Term Loan A") and a 7-year $860.0 million Tranche B Term Loan facility ("Term Loan B" and together with the Term Loan A, the "Term Loans"). In certain circumstances, the Term Loan B could be increased by $300.0 million. The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility. Interest on the 2011 Credit Facility accrues based on pricing rates corresponding with SFTP’s senior secured leverage ratios as set forth in the credit agreement.
On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800.0 million of senior unsecured notes, (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance under the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters, and (iv) reduced the interest rate payable on the Term Loan B by 25 basis points.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2013 and December 31, 2012, no advances under the Revolving Loan were outstanding (excluding letters of credit in the amount of $18.8 million and $18.2 million, respectively). Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2013 and December 31, 2012, the Revolving Loan unused commitment fee was 0.375% and 0.500%, respectively. The principal amount of the Revolving Loan is due and payable on December 20, 2016.
As of September 30, 2013 and December 31, 2012, the Term Loan A had been fully repaid. Interest on the Term Loan A accrued at an annual rate of LIBOR plus an applicable margin based on our senior secured leverage ratio.
As of September 30, 2013 and December 31, 2012, $577.8 million and $582.2 million, respectively, was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 1.00% LIBOR floor, based on our senior secured leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The interest rate agreement capped the LIBOR component of the interest rate at 1.00% (see Note 4). As of September 30, 2013 and December 31, 2012, the applicable interest rate on the Term Loan B was 4.00%. As of March 31, 2013, the Term Loan B began amortizing in quarterly installments of $1.5 million. All remaining outstanding principal will be due and payable on December 20, 2018.
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
2021 Notes
On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"). The proceeds from the 2021 Notes were used to repay the $72.2 million that was outstanding under the Term Loan A and to repay $277.8 million of the outstanding balance under the Term Loan B. The remaining proceeds were used for share repurchases. Interest payments of $21.0 million are due on January 15 and July 15 (except in 2013 when we only made one interest payment of $23.8 million on July 15 and in 2021 when we will only make one payment of $21.0 million on January 15).
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
In connection with the 2012 Credit Facility Amendment, the issuance of the $800.0 million of senior unsecured notes, and the repayment of Term Loan A and a portion of Term Loan B, we recorded a $0.6 million loss on debt extinguishment for the year ended December 31, 2012.
HWP Refinance Loan
On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan") retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP had deposited into escrow $1.5 million and $1.2 million as of September 30, 2013 and December 31, 2012, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
In connection with the issuance of the Refinance Loan, Holdings and the other joint venture partners provided a limited guarantee of the Refinance Loan, which would become operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member and other specified events of default. As additional security for the Refinance Loan,

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

we also provided a $1.0 million letter of credit to secure the Refinance Loan. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party.
Long-Term Indebtedness Summary
As of September 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2013	December 31, 2012
Term Loan B	$577,821	$582,187
2021 Notes	800,000	800,000
HWP Refinance Loan	30,786	31,128
Net discount	(7,176)	(8,109)
Long-term debt	1,401,431	1,405,206
Less current portion	(6,256)	(6,240)
Total long-term debt	$1,395,175	$1,398,966

7.	Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of AOCI during the nine months ended September 30, 2013:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$338	$(828)	$(48,590)	$19,392	$(29,688)
Amounts reclassified from accumulated other comprehensive loss	—	331	(575)	97	(147)
Current-period other comprehensive income (loss) activity	(692)	(31)	—	312	(411)
Balance at September 30, 2013	$(354)	$(528)	$(49,165)	$19,801	$(30,246)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2013 and September 30, 2012:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Three Months Ended		Nine Months Ended
Component of AOCI	into Income	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$(161)	$8	$(331)	$8
	Income tax benefit	64	—	131	—
	Net of tax in 2013	$(97)	$8	$(200)	$8

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$187	$166	$575	$499
	Income tax benefit	(75)	—	(228)	—
	Net of tax in 2013	$112	$166	$347	$499

Total reclassifications		$15	$174	$147	$507

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed in connection therewith certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $66.3 million in 2013 (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2013, our share of the distribution will be approximately $28.8 million) and to (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units in the Partnership Parks to the extent tendered by the unit holders. The agreed price for these purchases is based on a valuation for each of the respective Partnership Parks equal to the greater of (i) a value derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) or (ii) $250.0 million in the case of SFOG and $374.8 million in the case of SFOT (the "Specified Prices"). As of September 30, 2013, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $357.3 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
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
We incurred $6.2 million of capital expenditures at these parks during the 2012 season and intend to incur approximately $21.0 million of capital expenditures at these parks for the 2013 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. In 2012, the two partnerships generated approximately $52.8 million of cash from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2013 and December 31, 2012, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners. These intercompany loans are eliminated in consolidation.
Insurance
We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. Defense costs are in addition to these retentions. In addition, for incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Our deductible after November 15, 2003 is $0.75 million for workers’ compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
As we generally enter into insurance arrangements for one-year periods, the majority of our current insurance policies expire on December 31, 2013. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. The trial date originally set for October 7, 2013 was continued to November 11, 2013.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010.
On July 19, 2013, an accident occurred on a ride at our park in Arlington, Texas, in which a fatality occurred. On September 10, 2013, a civil action against us was commenced in the District Court of Tarrant County, Texas in connection with the incident. Utilizing both internal and external experts, we completed the investigation of the accident and concluded that there was no mechanical failure of the ride. On October 4, 2013, we filed an answer denying the claims. On October 14, 2013, the plaintiffs

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. We intend to vigorously defend the action. Our self-insurance retention in connection with this incident totals $2.5 million.
HWP Guarantee
We guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape theme park in Queensbury, New York, which opened in February 2006. On November 5, 2007, the loan was refinanced with the $33.0 million Refinance Loan and the proceeds were used to repay the existing loan. In connection with the refinancing, Holdings and the other joint venture partners provided a limited guarantee of the Refinance Loan, which would become operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member. As additional security for the Refinance Loan, we provided a $1.0 million letter of credit. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party.
Tax and Other Contingencies
As of September 30, 2013 and December 31, 2012, we have accrued liabilities for tax and other indemnification contingencies of $0.5 million related to certain parks sold in previous years that could be recognized as a recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid. During 2012, we closed two large claims related to parks that we no longer own and we recognized approximately $7.3 million as a recovery of losses from discontinued operations as those liabilities were not going to be paid.

9.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the three parks that are less than wholly-owned, including SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).
The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG:

(Amounts in thousands)
Balance at January 1, 2013	$437,941
Purchase of redeemable units of SFOT	(288)
Fresh start accounting fair market value adjustment for purchased units	(84)
Net income attributable to noncontrolling interests	37,452
Distributions to noncontrolling interests	(18,725)
Balance at September 30, 2013	$456,296
See Note 8 for a description of the partnership arrangements applicable to SFOT and SFOG, the accounts of which are included in our condensed consolidated financial statements. The redemption value of the partnership units as of September 30, 2013 and December 31, 2012 was approximately $357.3 million and $357.6 million, respectively.
Noncontrolling interests represent the non-affiliated parties’ share of the assets of HWP. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party. As of September 30, 2013 and December 31, 2012, our ownership interest in the HWP joint venture was approximately 99.25% and 49%, respectively. The following table presents a rollforward of noncontrolling interests in HWP:

(Amounts in thousands)
Balance at January 1, 2013	$3,934
Net income attributable to noncontrolling interests	875
Purchase of ownership interests	(4,630)
Fresh start accounting fair market value adjustment for purchased interests	(109)
Balance at September 30, 2013	$70
During the third quarter of 2012, the venture (of which we hold a 39.2% interest) that owned dick clark productions, inc. ("DCP") sold DCP to a third party. We received approximately $70.0 million for our portion of the proceeds from the sale on October 1, 2012 and we received an additional $0.3 million in January 2013 related to the sale of another small investment that

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

was owned by the venture. In 2012, we recorded a gain of approximately $67.3 million after recovering our $2.5 million investment and a $0.5 million license that allowed us to air DCP shows at our parks. A portion of the sale proceeds are being held in escrow pending resolution of certain items related to the sale. If all of these items result in favorable outcomes, we would receive up to $10.0 million of additional proceeds from the sale. We have not recorded a receivable for any of these additional amounts due to their contingent nature.

10.	Business Segments
We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") and Park Free Cash Flow (Park EBITDA less park capital expenditures). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. As such, we have only one reportable segment — theme parks. The following table presents segment financial information and a reconciliation of the primary segment performance measure to income from continuing operations before income taxes and discontinued operations. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Theme park revenues	$504,520	$485,143	$955,742	$926,413
Theme park cash expenses	(206,931)	(200,582)	(516,399)	(509,846)
Aggregate park EBITDA	297,589	284,561	439,343	416,567
Equity in income of investee — EBITDA	—	288	—	5,520
Corporate expenses	(9,651)	(8,002)	(31,159)	(30,908)
Stock-based compensation	(7,077)	(12,751)	(21,496)	(44,884)
Other expense, net	(1,013)	(832)	(1,197)	(295)
Equity in loss of investee — depreciation and other expense	—	(1,940)	—	(7,742)
Depreciation and amortization	(30,898)	(35,312)	(97,207)	(112,722)
Loss on disposal of fixed assets	(4,325)	(5,192)	(6,959)	(7,647)
Gain on sale of investee	—	67,041	—	67,041
Reorganization items, net	—	(659)	180	(1,708)
Restructure recovery	—	—	—	47
Interest expense	(18,810)	(11,627)	(56,240)	(34,756)
Interest income	207	208	660	522
Income from continuing operations before income taxes	$226,022	$275,783	$225,925	$249,035
All of our parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. The following information presents our long-lived assets (which consists of property and equipment and intangible assets), revenues and income from continuing operations by domestic and foreign categories as of and for the nine months ended September 30, 2013 and September 30, 2012:

	Domestic	Foreign	Total
2013	(Amounts in thousands)
Long-lived assets	$2,135,482	$105,737	$2,241,219
Revenues	865,541	90,201	955,742
Income from continuing operations before income taxes and discontinued operations	205,643	20,282	225,925
2012
Long-lived assets	$2,165,406	$110,590	$2,275,996
Revenues	841,922	84,491	926,413
Income from continuing operations before income taxes and discontinued operations	228,765	20,270	249,035

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$303	$288	$895	$863
Interest cost	2,202	2,307	6,634	6,920
Expected return on plan assets	(3,063)	(2,746)	(9,195)	(8,237)
Amortization of net actuarial loss	187	166	575	499
Total net periodic (benefit) cost	$(371)	$15	$(1,091)	$45
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Discount rate	3.85%	4.30%	3.85%	4.30%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%
Employer Contributions
During the nine months ended September 30, 2013 and September 30, 2012, we made pension contributions of $4.5 million and $6.1 million, respectively.

12.	Stock Repurchase Plans
On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the "First Stock Repurchase Plan"). Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012.
On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the "Second Stock Repurchase Plan"). Under the Second Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million. As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the Second Stock Repurchase Plan.
On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period (the "Third Stock Repurchase Plan"). As of October 25, 2013, Holdings had repurchased 14,390,000 shares at a cumulative price of approximately $485.6 million and an average price per share of $33.75 under the Third Stock Repurchase Plan leaving approximately $14.4 million for permitted repurchases.
All of the foregoing share and per share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
The timing of share repurchases is limited by the covenants in the 2011 Credit Facility and the 2021 Notes. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 6 for further discussion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q (the "Quarterly Report") and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report") for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report. The condensed consolidated financial statements and this discussion and analysis reflect the effects of the reclassification of the assets, liabilities and results of parks previously divested, including our Louisville and New Orleans parks, to discontinued operations.

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
The results of operations for the nine months ended September 30, 2013 and September 30, 2012 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which approximated 55% and 54% of total revenues during the nine months ended September 30, 2013 and September 30, 2012, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first nine months of 2013, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved as a result of increased revenues partially offset by an increase in expenses. The increase in revenue was driven by a 2% increase in attendance during the period coupled with a 2% increase in total revenue per capita (representing total revenue divided by total attendance). Our cash operating costs increased primarily as a result of (i) increases in salaries, wages and benefits resulting from an increase in operating days in the first nine months of 2013 relative to the first nine months of 2012 and our assumption of operations of many in-park concessions that were previously operated by third parties, and (ii) the $3.0 million reserve for estimated litigation costs related to the accident at our park in Arlington, Texas, partially offset by reduced advertising costs.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses are relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
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
One of our fundamental business goals is to generate superior returns for our stockholders over the long-term. As part of our strategy to achieve this goal, Holdings declared and paid quarterly cash dividends in the fourth quarter of 2010, each quarter during 2011 and 2012 and the first three quarters of 2013. In February 2012, Holdings’ Board of Directors increased the quarterly cash dividend from $0.03 per share of common stock to $0.30 per share. In October 2012, Holdings’ Board of Directors further increased the quarterly cash dividend from $0.30 per share of common stock to $0.45 per share. All of the forgoing dividend per share amounts have been adjusted to reflect the 2013 Stock Split.
On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party. See Notes 2(a) and 9 to the condensed consolidated financial statements for further discussion.
Critical Accounting Policies and Estimates
The process of preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. Results may differ significantly from these estimates. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2012 Annual Report, except as discussed below.
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented net of sales taxes collected from our guests and remitted to government taxing authorities in the accompanying consolidated statements of operations. During 2013, we launched a membership program (the "Membership Program"). In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the Membership Program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term (the "Initial Term"), and can be canceled any time after the Initial Term . Guests enrolled in the Membership Program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the Membership Program. For season pass, membership and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions the Company believes to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. The estimated redemption rate is reviewed regularly and on an ongoing basis and is revised as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. As of September 30, 2013, deferred revenue was primarily comprised of (i) the remaining unredeemed season pass revenue and pre-sold single-day admissions revenue for the current operating season, (ii) advance sales of season pass and other admissions for the 2014 operating season, (iii) the unredeemed portion of the Initial Term of the Membership Program that will be recognized in 2014, and (iv) sponsorship revenue that will be recognized in the fourth quarter of 2013.

Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth summary financial information for the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Percentage Change
(Amounts in thousands, except per capita data)	September 30, 2013	September 30, 2012
Total revenue	$504,520	$485,143	4%
Operating expenses	134,395	132,737	1%
Selling, general and administrative	52,648	54,115	(3)%
Costs of products sold	36,616	34,483	6%
Depreciation and amortization	30,898	35,312	(13)%
Loss on disposal of assets	4,325	5,192	(17)%
Gain on sale of investee	—	(67,041)	N/M
Interest expense, net	18,603	11,419	63%
Equity in loss of investee	—	1,652	N/M
Other expense, net	1,013	832	22%
Income from continuing operations before reorganization items, income taxes and discontinued operations	226,022	276,442	(18)%
Reorganization items, net	—	659	N/M
Income from continuing operations before income taxes and discontinued operations	226,022	275,783	(18)%
Income tax expense	86,405	11,014	685%
Income from continuing operations before discontinued operations	$139,617	$264,769	(47)%

Other Data:
Attendance	11,774	11,531	2%
Total revenue per capita	$42.85	$42.07	2%
Results of Operations
Revenue for the three months ended September 30, 2013 totaled $504.5 million compared to $485.1 million for the three months ended September 30, 2012, representing a 4% increase. The increase in revenue was primarily attributable to a 2% increase in attendance as well as a $0.78 , or 2%, increase in total revenue per capita, calculated as total revenue divided by total attendance. The increase in attendance was primarily driven by increased season pass unit sales and visitation during the three months ended September 30, 2013 relative to the comparative period in the prior year despite continued weather challenges and the accident that occurred at our park in Arlington, Texas. Total per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $0.71, or 2%, to $41.27 during the three months ended September 30, 2013 from $40.56 during the three months ended September 30, 2012.
Admission revenue per capita increased $0.45, or 2%, during the three months ended September 30, 2013 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by higher pricing, including reduced discounts, and continued strong sales of our new premium-priced gold season passes. These increases were partially offset by increased season pass and Membership Program attendance mix. Non-admissions per capita guest spending increased $0.26, or 2%, during the three months ended September 30, 2013 relative to the comparable period in the prior year primarily as a result of increased food, beverage and Flash Pass sales partially offset by the increase in season pass attendance mix and lower parking revenue due to sales of our premium-priced gold season passes that include parking.
Operating expenses for the three months ended September 30, 2013 increased $1.7 million, or 1%, relative to the comparable period in the prior year. The increase was primarily driven by an expense reduction of $1.0 million in the prior year period related to the favorable settlement of potential claims at two of our parks and increased operating supply costs, outside service expenses and operating tax expenses ($0.9 million).
Selling, general and administrative expenses for the three months ended September 30, 2013 decreased $1.5 million, or 3%, compared to the three months ended September 30, 2012 primarily as a result of (i) a $5.5 million reduction in salaries, wages and benefits primarily related to decreased stock-based compensation, (ii) a $0.9 million reduction in accrued insurance reserve costs and (iii) a $0.5 million reduction in outside services and travel related expenses. These reductions were partially offset by (i) the $3.0 million increase in our reserves for ongoing litigation related to the accident that occurred at our park in Arlington, Texas, (ii) the favorable settlement of an old property claim in the prior year period ($1.3 million) and (iii) a $0.9 million increase in advertising expenses due to the earlier start of Fright Fest® relative to the prior year.
Cost of products sold in the three months ended September 30, 2013 increased $2.1 million, or 6%, compared to the three months ended September 30, 2012 primarily as a result of increased costs related to operations of many in-park concessions that were previously operated by third parties as well as increased food, beverage, games and retail sales.
Depreciation and amortization expense for the three months ended September 30, 2013 decreased $4.4 million, or 13%, compared to the three months ended September 30, 2012. The continued reduction of depreciation and amortization expense is primarily the result of annual depreciation expense outpacing annual capital expenditures since our emergence from Chapter 11 in 2010. Additionally, certain property, equipment and identifiable intangibles had been fully depreciated and amortized prior to the current quarter, which also contributed to the reduction in depreciation and amortization expense.
Loss on disposal of assets decreased by $0.9 million, or 17%, for the three months ended September 30, 2013 relative to the comparable period in the prior year primarily as a result of the large asset write-off in the prior year related to the transfer of our killer whale formerly located at Six Flags Discovery Kingdom to an unrelated third party, partially offset by the disposal of assets during the current period in conjunction with the implementation of our ongoing capital program.
Interest expense, net increased $7.2 million, or 63%, for the three months ended September 30, 2013 relative to the comparable period in the prior year as a result of the incremental interest on a higher debt balance outstanding in 2013 as a result of the 2021 Notes that were issued on December 21, 2012.
Equity in loss of investee for the three months ended September 30, 2012 was our portion of the loss of dick clark productions, inc. ("DCP"). We sold our interest in DCP in September 2012. See Note 9 to the condensed consolidated financial statements.
Income tax expense was $86.4 million for the three months ended September 30, 2013 compared to $11.0 million of income tax expense for the three months ended September 30, 2012, primarily reflecting a higher effective tax rate due to the release of our valuation allowance in the fourth quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth summary financial information for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2013	September 30, 2012
Total revenue	$955,742	$926,413	3%
Operating expenses	340,926	339,452	—%
Selling, general and administrative	152,587	176,042	(13)%
Costs of products sold	75,541	70,144	8%
Depreciation and amortization	97,207	112,722	(14)%
Loss on disposal of assets	6,959	7,647	(9)%
Gain on sale of investee	—	(67,041)	N/M
Interest expense, net	55,580	34,234	62%
Equity in loss of investee	—	2,222	N/M
Other expense, net	1,197	295	306%
Restructure recovery	—	(47)	N/M
Income from continuing operations before reorganization items, income taxes and discontinued operations	225,745	250,743	(10)%
Reorganization items, net	(180)	1,708	(111)%
Income from continuing operations before income taxes and discontinued operations	225,925	249,035	(9)%
Income tax expense	82,361	8,452	874%
Income from continuing operations before discontinued operations	$143,564	$240,583	(40)%

Other Data:
Attendance	22,435	22,071	2%
Total revenue per capita	$42.60	$41.97	2%
Results of Operations
Revenue for the nine months ended September 30, 2013 totaled $955.7 million, a 3% increase compared to $926.4 million for the nine months ended September 30, 2012. The increase in revenue is primarily attributable to a 2% increase in attendance as well as a $0.63, or 2%, increase in total revenue per capita, calculated as total revenue divided by total attendance. The increase in attendance was primarily driven by increased season pass unit sales and visitation as well as the improved performance at our parks that were not impacted by the cooler temperatures and increased precipitation in the second quarter of 2013 and the continued weather challenges at our parks in the Northeast in the third quarter of 2013. Total per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $0.54, or 1%, to $40.54 during the nine months ended September 30, 2013 from $40.00 during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million. Excluding the insurance proceeds benefit, total guest spending per capita increased $0.68, or 2%.
Admissions revenue per capita increased $0.50, or 2%, during the nine months ended September 30, 2013 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by improved pricing, reduced discounts and strong sales of our new premium-priced gold season passes. These increases were partially offset by the ticket related portion of the Hurricane Irene insurance proceeds in the prior year period and increased season pass and Membership Program attendance mix. Non-admissions per capita guest spending increased $0.04, or less than 1%, during the nine months ended September 30, 2013 relative to the comparable period in the prior year primarily as a result of increased food, beverage and Flash Pass. These increases were partially offset by the non-admissions related portion of the Hurricane Irene insurance proceeds that were included in the first nine months of 2012, increased season pass attendance mix and lower parking revenue due to sales of our premium-priced gold season passes which include parking. Excluding the insurance proceeds benefit, admissions revenue per capita increased $0.58, or 3%, and non-admissions per capita guest spending increased $0.10, or 1%.
Operating expenses for the nine months ended September 30, 2013 increased $1.5 million, or less than 1%, relative to the comparable period in the prior year. The increase was primarily driven by a $2.7 million increase in repair and maintenance, utility and rent costs and a $1.0 million increase in salaries and wages. These increases were partially offset by a $2.4 million reduction in employee benefit costs primarily related to a decrease in pension costs and an expense reduction in the prior year period related to the favorable settlement of potential claims at two of our parks.
Selling, general and administrative expenses for the nine months ended September 30, 2013 decreased $23.5 million, or 13%, compared to the nine months ended September 30, 2012 primarily as a result of (i) a $24.8 million reduction in salaries, wages and benefits primarily related to decreased stock-based compensation, (ii) a $1.8 million savings in advertising expenses, and (iii) a $0.8 million reduction in accrued insurance reserves. These reductions were partially offset by (i) the $3.0 million increase in our reserves for ongoing litigation related to the accident that occurred at our park in Arlington, Texas and (ii) the favorable settlement of an old property claim in the prior year period ($1.3 million).
Cost of products sold in the nine months ended September 30, 2013 increased $5.4 million, or 8%, compared to the nine months ended September 30, 2012 primarily as a result of increased costs related to our assumption of operations of many in-park concessions that were previously operated by third parties as well as increased food, beverage, retail and games sales.
Depreciation and amortization expense for the nine months ended September 30, 2013 decreased $15.5 million, or 14%, compared to the nine months ended September 30, 2012. The continued reduction of depreciation and amortization expense is primarily the result of annual depreciation expense outpacing annual capital expenditures since our emergence from Chapter 11 in 2010. Additionally, certain property, equipment and identifiable intangibles had been fully depreciated and amortized prior to the current quarter, which also contributed to the reduction in depreciation and amortization expense.
Loss on disposal of assets decreased by $0.7 million, or 9%, for the nine months ended September 30, 2013 relative to the comparable period in the prior year as a result of a large asset write-off in the prior year related to the transfer of our killer whale formerly located at Six Flags Discovery Kingdom to an unrelated third party, partially offset by the gain recognized on the insurance proceeds for certain assets damaged by Hurricane Irene received during the comparable period in the prior year and the disposal of assets during the current period in conjunction with the implementation of our ongoing capital program.
Interest expense, net increased $21.3 million, or 62%, for the nine months ended September 30, 2013 relative to the comparable period in the prior year as a result of the incremental interest on a higher debt balance outstanding in 2013 as a result of the 2021 Notes that were issued on December 21, 2012.
Equity in loss of investee for the nine months ended September 30, 2013 was our portion of DCP’s loss. We sold our interest in DCP in September 2012. See Note 9 to the condensed consolidated financial statements.
Income tax expense was $82.4 million for the nine months ended September 30, 2013 compared to $8.5 million for the nine months ended September 30, 2012, primarily reflecting a higher effective tax rate due to the release of our valuation allowance in the fourth quarter of 2012.

Liquidity, Capital Commitments and Resources
On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), common stock dividends, payments to our partners in the Partnership Parks and common stock repurchases.
On February 8, 2012, Holdings announced that its Board of Directors approved an increase to the quarterly cash dividend from $0.03 per common share to $0.30 per common share and, in October 2012, Holdings’ Board of Directors further increased the quarterly cash dividend from $0.30 per share of common stock to $0.45 per share. During the nine months ended September 30, 2013 and September 30, 2012, Holdings paid $131.4 million and $96.7 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $175.0 million in total cash dividends on our common stock during the 2013 calendar year.
On February 24, 2011, Holdings’ Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings’ common stock over a three-year period (the "First Stock Repurchase Plan"). Under the First Stock Repurchase Plan, during the year ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan was repurchased in January 2012. On January 3, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings’ common stock over a four-year period (the "Second Stock Repurchase Plan"). During the year ended December 31, 2012, Holding repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million under the Second Stock Repurchase Plan. As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the

Second Stock Repurchase Plan. On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock through 2015 (the "Third Stock Repurchase Plan"). As of October 25, 2013, Holdings has repurchased 14,390,000 shares at a cumulative price of approximately $485.6 million and an average price per share of $33.75 under the Third Stock Repurchase Plan leaving approximately $14.4 million for permitted repurchases.
All of the foregoing share and per share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
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
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2012 Annual Report.
As of September 30, 2013, our total indebtedness, net of discount, was approximately $1,401.4 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2013, (iii) estimated interest rates for floating-rate debt, and (iv) the 2021 Notes, we anticipate annual cash interest payments will aggregate $49.0 million for 2013 and approximately $70.0 million in 2014. The lower amount for 2013 is primarily due to the timing of interest payments on the 2021 Notes in the first year after they were issued. Under the 2011 Credit Facility, approximately 95% of the Term Loan B is not due until December 2018.
We currently plan on spending approximately 9% of current year revenues on capital expenditures during the 2013 calendar year.
As of September 30, 2013, we had approximately $201.0 million of unrestricted cash and $181.2 million available for borrowing under the Revolving Loan. Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness.
For a more detailed description of our indebtedness, see Note 6 to the condensed consolidated financial statements contained in this Quarterly Report.
During the nine months ended September 30, 2013, net cash provided by operating activities before reorganization items was $305.3 million. Net cash used in investing activities during the nine months ended September 30, 2013 was $89.5 million, consisting primarily of $89.2 million in capital expenditures. Net cash used in financing activities during the nine months ended September 30, 2013 was $643.0 million, primarily attributable to stock repurchases totaling $503.6 million and the payment of $131.4 million in cash dividends partially offset by proceeds from stock option exercises. The source of the funds for the majority of the stock repurchases was from the issuance of the 2021 Notes.
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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2013, there have been no material changes in our market risk exposure from that disclosed in the 2012 Annual Report.

Item 4.                   Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2013, of the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2012 Annual Report and in Note 8 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended September 30, 2013.
On September 10, 2013, a civil action against us was commenced in the District Court of Tarrant County, Texas. The plaintiff sought damages as a result of a fatality that occurred on a ride at our park in Arlington, Texas. On October 4, 2013, we filed an answer denying the claims. On October 14, 2013, the plaintiffs filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. We intend to vigorously defend the action. Our self-insurance retention in connection with this incident totals $2.5 million.

Item 1A.  Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2012 Annual Report. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2012 Annual Report.

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
On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period (the “Third Stock Repurchase Plan”). As of October 25, 2013, Holdings had repurchased 14,390,000 shares at a cumulative price of approximately $485.6 million and an average price per share of $33.75 under the Third Stock Repurchase Plan.
All of the foregoing share and per share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
The following table sets forth information regarding purchases of Holdings’ common stock during the three months ended September 30, 2013 under the Third Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	July 1 – July 31	1,325,000	$37.03	1,325,000	$65,279,000
Month 2	August 1 - August 31	852,000	36.01	852,000	34,619,000
Month 3	September 1 - September 30	591,000	34.28	591,000	14,370,000
	Total	2,768,000	$36.13	2,768,000	$14,370,000

Item 6.  Exhibits

Exhibit 10.1*	Amendment No. 1 to Employment Agreement, dated August 16, 2013, by and between John M. Duffey and Six Flags Entertainment Corporation
Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 30, 2013	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	October 30, 2013	/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment No. 1 to Employment Agreement, dated August 16, 2013, by and between John M. Duffey and Six Flags Entertainment Corporation
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith